Form 10QSB
period 1997-05-31
SIMULATIONS PLUS INC
filed 1997-08-11
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

        (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 1997 or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ____________

        Commission file number    000-21665
                              --------------------------------------------------

                             SIMULATIONS PLUS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             CALIFORNIA                                 95-4595609
-------------------------------------      -------------------------------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                   Identification No.)

40015 Sierra Highway, B-110, Palmdale, CA                  93550
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)               (Zip Code)

                                 (805) 266-9294
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                                 Not Applicable
--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No   X
   ---------        ---------



        The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of August 8, 1997, was 3,350,000.

                             SIMULATIONS PLUS, INC.
                                  FORM 10-QSB
                  For the Quarterly Period Ended May 31, 1997

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART 1.         FINANCIAL INFORMATION

                Item 1.  Financial Statements

                         Consolidated Balance Sheet at May 31, 1997 (unaudited)                     3

                         Consolidated Statements of Operations for the three and
                         nine months ended May 31, 1997 and 1996 (unaudited)                        4

                         Consolidated Statements of Cash Flows for the nine months
                         ended May 31, 1997 and 1996 (unaudited)                                    5

                         Notes to Consolidated Financial Statements (unaudited)                     6

                Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                        9

PART II.        OTHER INFORMATION                                                                  15

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   May 31,1997
                                   (Unaudited)



ASSETS
Current assets:
         Cash                                                                   0
         Accounts receivable, net of allowance for                        300,491
           doubtful accounts of $7,000
         Due from officer (note 7)                                         40,000
         Income tax receivable                                             76,057
         Inventory                                                        147,941
                                                                        ---------
                        Total Current Assets                              564,489
                                                                        ---------

Capitalized computer software development costs,
           net of accumulated amortization (note 5)                       648,494
Furniture and equipment, net                        (note 2)              187,192
Other assets                                                               44,927
Deferred offering costs                                                   590,770
                                                                        ---------
                                                                        2,035,872
                                                                        ---------


LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
         Book overdraft                                                        27
         Notes payable                              (note 3)            1,650,000
         Line of Credit                                                    98,010
         Accounts payable                                                 320,456
         Accrued interest                                                  76,978
         Accrued compensation due to officer        (note 7)              150,000
         Accrued payroll and other expenses                               119,643
         Accrued warranty and service costs                                39,815
         Current portion of capitalized lease obligations                  24,414
                                                                        ---------
                        Total Current liabilities                       2,479,343
                                                                        ---------

Capitalized lease obligations, net of current portion                      65,004
                                                                        ---------
                        Total Liabilities                               2,544,347
                                                                        ---------

Shareholders' equity (deficit)
         Common stock: $.001 par value, authorized
           20,000,000 shares, issued and outstanding 2,200,000 (note 4)     2,200
         Additional paid-in capital                                       116,667
         Accumulated deficit                                             (627,342)
                                                                        ---------
                        Total shareholders' equity (deficit)             (508,475)
                                                                        ---------
                                                                        2,035,872
                                                                        =========

      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three and nine months ended May 31, 1997 and 1996
                                   (Unaudited)


                                                             Three months ended                      Nine months ended
                                                  --------------------------------------      --------------------------------
                                                      May 31, '97         May 31, '96         May 31, '97        May 31, '96
                                                  ---------------        -------------        -------------      -------------
Net sales                                                  560,162            621,021          1,779,726          1,982,431
Cost of sales                                              288,513            380,313            856,811          1,042,787
                                                        ----------         ----------         ----------         ----------
Gross Profit                                               271,649            240,708            922,915            939,644
                                                        ----------         ----------         ----------         ----------
Operating expenses:
         Selling, G & A                                    497,335            234,934          1,435,813            836,677
         Research and Development                           28,885             34,892             84,761             79,482
                                                        ----------         ----------         ----------         ----------
           Total Operating Expenses                        526,220            269,826          1,520,574            916,159
                                                        ----------         ----------         ----------         ----------

Income (loss) from operations                             (254,571)           (29,118)          (597,659)            23,485
Other income (expenses):
         Income from grant                                       0             17,159             17,159             17,159
         Interest revenue                                      693                  0              1,951                  0
         Financing costs                                  (105,833)                 0           (187,500)                 0
         Interest expense                                  (40,000)            (2,034)           (90,480)            (4,045)
                                                        ----------         ----------         ----------         ----------

Income (loss) before provision for Income taxes           (399,711)           (13,993)          (856,529)            36,599
Provision (benefit) for income taxes                             0             (4,377)           (38,800)            10,811

                                                        ----------         ----------         ----------         ----------
Net income (loss)                                         (399,711)            (9,616)          (817,729)            25,788
                                                        ==========         ==========         ==========         ==========
Net income (loss) per share                                  (0.17)             (0.00)             (0.34)              0.01
                                                        ==========         ==========         ==========         ==========
Weighted Ave. # of common shares
         outstanding                                     2,390,000          2,390,000          2,390,000          2,390,000


      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the nine months ended May 31, 1997 and 1996
                                   (Unaudited)

                                                                                                   Nine months ended
                                                                                          --------------------------------
                                                                                          May 31, '97          May 31, '96
                                                                                          -----------          -----------

Cash flows from operating activities:
         Net income (loss)                                                                  (817,729)             25,788
         Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
              Depreciation and amortization of furniture and equipment                        27,751              13,827
              Amortization of capitalized software development costs                          55,858
         Issuance of warrants for financing costs                                            116,667
         Amortization of loan origination fees                                                70,833              45,173
         Deferred taxes                                                                          380               5,700
         (Increase) decrease in:
              Accounts receivable                                                            (51,077)             24,878
              Inventory                                                                      (76,810)            (15,384)
              Other assets                                                                   (18,988)             (3,296)
         Increase (decrease) in:
              Accounts payable                                                               142,968             (48,494)
              Accrued interest                                                                76,978
              Accrued payroll and other expenses                                              46,179              12,336
              Accrued warranty and service costs                                               1,374                (406)
              Income tax payable                                                             (40,780)            (38,230)

                                                                                          ----------             -------
         Net cash provided by (used in) operating activities                                (466,396)             21,892
                                                                                          ----------             -------

Cash flows from investing activities:
         Advance to officer                                                                  (40,000)
         Purchase of furniture and equipment                                                 (58,671)             (9,755)
         Capitalized computer software development cost                                     (481,410)            (53,347)

                                                                                          ----------             -------
         Net cash (used in) investing activities                                            (580,081)            (63,102)
                                                                                          ----------             -------

Cash flows from financing activities:
         Increase in book overdraft                                                               27              34,894
         Proceeds from line of credit, net                                                     4,471              31,982
         Payments on capitalized lease obligations                                           (14,648)            (15,695)
         Due to officer, net                                                                                     (34,148)
         Increase in deferred offering costs                                                (567,473)
         Proceeds from notes payable                                                       1,450,000

                                                                                          ----------             -------
         Net cash provided by financing activities                                           872,377              17,033
                                                                                          ----------             -------
         Net decrease in cash                                                               (174,100)            (24,177)
         Cash, beginning of period                                                           174,100              24,177
                                                                                          ----------             -------
         Cash, end of period                                                                       0                   0
                                                                                          ==========             =======


      The accompanying footnotes are an integral part of these statements.

                             SIMULATIONS PLUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: GENERAL

As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. (the "Company"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Note 2: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:
         Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . $ 39,456
         Computer equipment . . . . . . . . . . . . . . . . . . . . . . 294,756
         Furniture and fixtures . . . . . . . . . . . . . . . . . . . .  43,923
         Leasehold improvements . . . . . . . . . . . . . . . . . . . .   5,900
                                                                       --------
                                                                        384,035
         Less accumulated depreciation . . . . . . . . . . . . . . . .  196,843
                                                                       --------
                                                                       $187,192
                                                                       ========

Note 3: PROMISSORY NOTES PAYABLE

In August 1996, the Company entered into a Subscription Agreement whereby the Company issued a note in the amount of $200,000 and issued 100,000 Warrants to purchase Common Stock. The Warrants are exercisable at $4.00 per share and expire five years from the date of grant. The note was collateralized by the Company's accounts receivable and inventory, and bears interest at 10%. The note was to be repaid at the earlier of June 30, 1997 or five days after the close of the Company's initial public offering ("IPO"). (This note was repaid after the Company's IPO in June 1997.)

In September 1996, the Company entered into a Subscription Agreement whereby the Company issued a note in the amount of $300,000 and issued 150,000 Warrants to purchase Common Stock. The Warrants are exercisable at $4.00 per share and expire five years from the date of grant. The note was collateralized by the Company's accounts receivable and inventory, and bears interest at 10%. The note was to be repaid at the earlier of June 30, 1997 or five days after the close of the Company's initial public offering. (This note was repaid after the Company's IPO in June 1997.)

In October 1996, the Company purchased pharmaceutical simulation software packages from Dr. Michael Bolger for an aggregate of $100,000. The purchase price was paid $50,000 upon execution of the purchase agreement and the remaining $50,000 was evidenced by a promissory note bearing interest at 8% per annum, and was due the earlier of one year from the date of such note or seven days after the closing of the Company's IPO. (This note was repaid after the Company's IPO in June 1997.)

In December 1996 and January 1997, the Company entered into Subscription Agreements whereby the Company issued 10% promissory notes (the "Bridge Notes") in the aggregate amounts of $1,100,000 to certain lenders (the "Bridge Lenders") and issued 280,000 Warrants (the "Bridge Warrants") to purchase Common Stock. The Bridge Warrants are exercisable at $2.50 per share and expire five years from the date of grant. The Bridge Lenders have agreed not to resell or otherwise transfer such Bridge Warrants or the shares of Common Stock issuable upon exercise thereof until 365 days after the completion of the Company's public offering. The principal and unpaid interest on the Bridge Notes were due at the earlier of December 31, 1997 or five days after the close of the Company's IPO. (These notes were repaid after the Company's IPO in June 1997.)

Note 4: STOCKHOLDERS' EQUITY

Initial Public Offering

On June 18, 1997, the Company completed an IPO of 1,150,000 shares, resulting in net proceeds to the Company of approximately $4,400,000 after paying underwriters' fees and costs associated with the offering.

Issuance of Warrant

The Company issued to the underwriters in the IPO, in consideration for $100, a warrant to purchase 115,000 shares, at a per share exercise price of $6.00 per share. The warrant is exercisable through June 17, 2001.

Cost associated with the issuance of warrants

In connection with issuance of the Bridge Notes and Bridge Warrants, the Company concluded that a 30% discount from the IPO price was the value to be accorded to the Bridge Warrants given that the Bridge Warrants are locked up for 12 months and allowing for the level of risk involved with the IPO. The resulting value of $3.50 per share is $1.00 per share higher than the exercise price of the warrants. Accordingly, the Company will amortize a financing cost of $280,000 over a twelve-month period with the unamortized potion at the date of the IPO being charged to earnings as an extraordinary financing charge.

Note 5: SOFTWARE DEVELOPMENT COSTS

Software development costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs, and the purchase of existing software to be used in the Company's software products.

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product to the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to the expected net realizable value is expensed at that time.

Note 6: Income Taxes

The Company used the liability method of accounting for income tax pursuant to SFAS No. 109 "Accounting for Income Taxes."

Note 7: Related Party Transactions

Accrued compensation due to officer in the consolidated balance sheet represents accrued salary due to the Company's President and is payable on demand. The amount does not accrue interest and will be paid from the proceeds of the Company's IPO. (The amount due was paid after the Company's IPO in June 1997.)

In January 1997, the Company's President borrowed $40,000 from the Company. The amount bears interest at 10% per annum and is to be repaid at the demand of the Company. (The President of the Company paid this note to the Company in June 1997.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in the Form 10-QSB.

GENERAL

Simulations Plus, Inc. ("Simulations Plus" or the "Company") was incorporated in 1996 to develop, market and support software for the educational and pharmaceutical industries, and to continue the operations of its wholly-owned subsidiary, Words+, Inc., which was incorporated in 1981. Words+, Inc. develops, markets and supports hardware and software products for persons with severe disabilities.

Simulations Plus's existing products consist of the first three of its FutureLabTM educational simulation software titles, which were released in May 1997. These are: Circuits for Physical Science, Gravity for Physical Science, and Optics for Physical Science. In addition, other FutureLab titles are under development and over 20 new titles are currently expected to be released during the Company's FY 98, which begins September 1, 1997. No assurance can be given that the Company will be able to deliver and release such number of new titles during FY 98.

Simulations Plus is also involved in the development of simulation software for the pharmaceutical industry. Two programs are currently under development:
HelixGen and GASTRO. HelixGen is being designed to predict the shape of the receptor sites of certain transmembrane proteins for the purpose of analytically determining whether new candidate drug compounds will bind to those sites. GASTRO is being designed to predict the rate and location of absorption of new candidate drug compounds in the human gastro-intestinal tract for the purpose of determining whether new candidate drug compounds will be absorbed into the blood stream from the gastro-intestinal tract. There can be no assurance that the Company will achieve sufficient economic utility in the simulation models it develops, or even if it does, that it will be able to market a sufficient number of such simulations at a profitable price.

Words+, Inc.'s products consist of a catalog of software and hardware products designed to provide communication and computer access for persons with severe disabilities. The Company's most famous user is theoretical astrophysicist Professor Stephen Hawking, author of the best-selling A Brief History of Time. The Company's Pegasus LITE communication device received a Computerworld Smithsonian Finalist Award in June 1997.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 1997 AND 1996.

The following sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:

Net Sales

Net sales decreased $61,000, or 9.8%, to $560,000 in the third fiscal quarter of 1997 from $621,000 in the third fiscal quarter of 1996 primarily due to two factors: (1) slow market acceptance of the Company's Pegasus LITE communication device, and (2) changing from a higher-priced hardware voice synthesizer to a lower-priced voice synthesizer for a significant percentage of its computer based products.

Cost of Sales

Cost of sales decreased $92,000, or $24.0%, to $288,000 in the third fiscal quarter of 1997 from $380,000 in the third fiscal quarter of 1996 primarily due to the conversion from a hardware voice synthesizer to a lower-priced software voice synthesizer. As a percentage of net sales, cost of sales was 51.5% in the third fiscal quarter of 1997 compared to 61.2% in 1996. Management attributes this decrease primarily to the conversion from the hardware voice synthesizer to the software voice synthesizer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $262,000, or 111.5%, to $497,000 in the third fiscal quarter of 1997 from $235,000 in the third fiscal quarter of 1996 primarily due to increased personnel costs resulting from the hiring of additional personnel, expansion of office space, and other associated overhead costs in 1997 in support of accelerated activities associated with new simulation software development.

Research and Development

The Company incurred $35,000 of research and development costs during the third quarter of 1996 and the entire $35,000 was expensed. In the third quarter of 1997, the Company incurred $162,000 of research and development costs, of which $133,000 was capitalized and $29,000 was expensed. The 363% increase in research and development expenditure from the third quarter of 1996 to the third quarter of 1997 was due to the new development of educational and pharmaceutical simulation software begun in September 1996.

Income from Grant

During the third quarter of FY 1996, the Company received the first $17,000 of a $51,000 Phase I SBIR grant from the National Science Foundation to develop software to allow physically-disabled students to perform simulated laboratory experiments on a computer, which became the beginning of the development of the FutureLab series of educational simulation software.

Interest Expense

Interest expense for the third quarter of 1997 increased by $38,000, or 1,900%, to $40,000 from $2,000 in the third quarter of 1996. This increase is attributable primarily to the finance charges incurred for the Bridge Notes and the notes issued in August and September 1996.

Financing Costs

Financing costs for the three months ended May 31, 1997 was $105,833 compared to $0 for the three months ended May 31, 1996. The increase is due to the amortization of loan origination fees of $35,833 and the value attributed to the 280,000 warrants issued in December 1996 and January 1997 of $280,000, which is being amortized over the term of the loans. Any unamortized portion of this additional financing cost at the completion of the Company's IPO will be charged to earnings as an extraordinary loss on debt extinguishment.

Net Income

Net income for the three months ended May 31, 1997 declined by $390,000, or 3,900%, to a net loss of $400,000 compared to a net loss of $10,000. Management attributes this decline primarily to the decrease in Net Sales, the increase in Selling, General and Administrative expenses incurred by the Company for its research and development efforts, and the increased financing costs and interest expenses compared to the three months ended May 31, 1996.

COMPARISON OF NINE MONTHS ENDED MAY 31, 1997 AND 1996.

The following sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:

Net Sales

Net sales decreased $202,000 or 10.2%, to $1,780,000 for the nine months ended May 31, 1997, compared to $1,982,000 for the nine months ended May 31, 1996. Management attributes this decrease primarily to two factors: (1) changing from a higher-priced hardware voice synthesizer to a lower-priced software voice synthesizer for a high percentage of its computer-based products and (2) slow market acceptance of the Pegasus LITE communication device.

In April 1996, the Company began shipping a new software voice synthesizer with a significant number of its computer-based communication systems. This software voice synthesizer has a retail price of $199, whereas the hardware voice synthesizer it replaced had a retail price of $1,195. This reduced the average revenues per sale for such systems by approximately $1,000 per system.

Cost of Sales

Cost of sales for the nine months ended May 31, 1997 decreased by $186,000, or 17.8% to $857,000 compared to $1,043,000 for the nine months ended May 31, 1996. As a percentage of net sales, cost of sales was 48.1% for the nine months ended May 31, 1997 compared to 52.6% for the nine months ended May 31, 1996. Management attributes this decrease of $186,000 in cost of sales primarily to the conversion from the hardware voice synthesizer to the software voice synthesizer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 1997 increased by $599,000, or 71.6% to $1,436,000 compared to $837,000 for the nine months ended May 31, 1996. As a percentage of net sales, selling, general and administrative expenses increased from 42.2% to 80.7% for the nine months ended May 31, 1997. Management attributes this increase primarily to increased personnel costs resulting from the hiring of additional personnel, expansion of office space, and other associated overhead costs in 1997 in support of accelerated activities associated with new simulation software development. The Company's direct mailing, advertising and conference expenses increased by $123,000, or 232% to $176,000 for the nine months ended May 31, 1997 compared to $53,000 for the nine months ended May 31, 1996.

Research and Development

The Company incurred approximately $566,000 of research and development costs for the nine months ended May 31, 1997, of which approximately $481,000 was capitalized and approximately $85,000 was expensed. For the nine months ended May 31, 1996, the Company incurred approximately $132,000 of research and development costs, of which approximately $53,000 was capitalized and approximately $79,000 was expensed. The 328.8% increase in research and development expenditures for the nine months ended May 31, 1997 was primarily due to new development work on educational and pharmaceutical simulation software.

Income from Grant

For the nine months ended May 31, 1997, the Company received $17,000, the last one-third of a $51,000 Phase I SBIR grant from the National Science Foundation to develop software to allow physically-disabled students to perform simulated laboratory experiments on a computer. For the nine months ended May 31, 1996, the Company received the first one-third of this grant.

Interest Expense

Interest expense for the nine months ended May 31, 1997 increased $86,000, or 2150%, to $90,000 from $4,000 in the nine months ended May 31, 1996. This increase is primarily due to the finance charges incurred for the Bridge Notes and notes issued in August and September 1996.

Financing Costs

Financing costs for the nine months ended May 31, 1997 were $187,500 compared to $0 for the nine months ended May 31, 1996. The increase is due to the amortization of loan origination fees of $70,833 that is being amortized over the term of the Bridge Notes. Any unamortized portion of this additional financing cost at the completion of the Company's IPO will be charged to earnings as an extraordinary loss on debt extinguishment.

Income Taxes

Income taxes decreased $50,000, or 455% to the tax benefit of $39,000 from the provision of $11,000 for the nine months ended May 31, 1996 because of the Company's decreased earnings.

Net Income

Net income for the nine months ended May 31, 1997 declined by $844,000, or 3,246%, to the net loss of $818,000 compared to the net income of $26,000. Management attributes this decline primarily to the decrease in Net Sales, the increase in Selling, General and Administrative expenses incurred by the Company for its research and development efforts, and the increased financing costs and interest expenses compared to the nine months ended May 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, the private placement of Promissory Notes, a government grant, and cash loans from the officers on an as-needed basis. All indebtedness to the officers was repaid during 1996.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Fernando Zamudio, one of the Selling Shareholders, advanced to the Company $200,000 in August 1996 and Patricia Ann O'Neil, another Selling Shareholder, advanced to the Company $300,000 in September 1996 pursuant to Promissory Notes bearing interest at 10% per annum and were due and payable upon the earlier of June 30, 1997 or five business days following the completion of the Company's initial public offering. Such loans were secured by the inventory and accounts receivable of the Company and Words+. The purpose of these loans was to help finance the costs of the Company's IPO and ongoing operations of the Company. In connection with the loans, the Company granted Dr. Zamudio and Ms. O'Neil five-year warrants, with registration rights, to purchase an aggregate of 100,000 and 150,000 shares, respectively, exercisable at $4.00 per share. Dr. Zamudio and Ms. O'Neil have no relationship with the Company, its directors, officers or affiliates. (These notes were repaid after the Company's IPO in June 1997.)

After the Company was informed by the Janda, Phillips & Garrington, The Capital Markets Division of Financial West Group that it was withdrawing from conducting the Company's IPO in November 1996, the Company, in December 1996 and January 1997, raised an aggregate of $1,100,000 in gross proceeds from the Private Placement of the Bridge Notes. The Bridge Notes mature on December 31, 1997, if not previously paid. The Bridge Notes bear interest at the rate of ten percent per annum. In connection with these notes, the Company issued Warrants for the purchase of 280,000 shares of Common Stock at the price of $2.50 per share. The proceeds from the sale of the Bridge Notes were used to help finance the costs of the IPO and the ongoing operations of the Company. (The Bridge Notes were repaid after the Company's IPO in June 1997.)

The Company believes that the net proceeds from the sale of the shares of Common Stock offered in the IPO, together with existing capital and anticipated funds from operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 13 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if available, that it will be in amounts and on terms acceptable to the Company.

                          PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None.

Item 2. CHANGES IN SECURITIES

        None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             27.1  Financial Data Schedule.

        (b)  Reports on Form 8-K

             None.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Simulations Plus, Inc.

Date:  August 8, 1997                   By:     /s/ MOMOKO BERAN
                                                -------------------------------
                                                Momoko Beran
                                                Chief Financial Officer