Form 10KSB
period 1997-08-31
SIMULATIONS PLUS INC
filed 1997-12-15
CIK 1023459

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                                  ------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-21665

                             SIMULATIONS PLUS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  ------------

         CALIFORNIA                                        95-4595609
-------------------------------                       --------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

     40015 SIERRA HIGHWAY, B-110
        PALMDALE, CALIFORNIA                                  93550
----------------------------------------              --------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (805) 266-9294

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

                                  ------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ending August 31, 1997 were approximately $2,493,000.

     As of December 12, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $6,037,500 based upon the average closing bid and asked price of such stock on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of shareholders are incorporated herein by reference into
Part III.

===============================================================================

                             SIMULATIONS PLUS, INC.
                                   FORM 10-KSB
                    For the Fiscal Year Ended August 31, 1997

Table of Contents
                                                                                                       Page No.
PART I.
Item 1.         Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
Item 2.         Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13
Item 3.         Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13
Item 4.         Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .     14

PART II
Item 5.         Market for Common Stock and Related Stockholder Matters. . . . . . . . . . . . . . .     15
Item 6.         Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . .     15
Item 7.         Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23
Item 8.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . .     39

PART III
Item 9.         Directors, Executive Officers, Promoters and Control Persons; Compliance
                with Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . .     39
Item 10.        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     41
Item 11.        Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .     42
Item 12.        Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .     42
Item 13.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .     43

                           FORWARD-LOOKING STATEMENTS

            In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.


                                     PART I
Item 1.  Description of Business

GENERAL
--------------------------------------------------------------------------------

            Simulations Plus, Inc. (the "Company" or "Simulations Plus") and its wholly owned subsidiary, Words+, Inc. ("Words+"), produce two types of products:
(1) Simulations Plus, formed in 1996, produces computer simulation software for education and is developing simulation software for the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, and a new personal productivity software program for the retail market.

            Simulations Plus is producing and developing a series of educational simulation software products under the trade name of FutureLab(TM) for the school and home study markets. These interactive educational software programs simulate science experiments for high school and college level science and engineering classes. These simulations enable students to conduct experiments on a personal computer instead of in a traditional laboratory, thereby increasing safety, decreasing costs, and providing expanded learning opportunities by allowing simulations of situations not possible in a traditional laboratory environment. The Company released the first three titles of FutureLab(TM) in May 1997, an additional title in October 1997, and is currently developing additional new titles as well as converting the titles from Windows only to both Macintosh and Windows platforms.

            The Company has also been developing simulation software for use in pharmaceutical research and education in pharmacy and medicine. The Company plans to capitalize on its simulation software development expertise and build an expanded simulation software development team of highly skilled software developers, engineers and scientists with broad applications in additional targeted industries.

            The Company's wholly owned subsidiary, Words+, has been in business since 1981. Words+ is a technology leader in designing and developing augmentative and alternative communication computer software and hardware devices for persons who cannot speak due to physical disabilities. Words+ also produces computer access products that enable physically disabled persons to operate a computer. Words+ products enable a disabled person to operate a computer and to communicate through a voice synthesizer, through movements as slight as the blink of an eye. Words+ developed and produces the software for the computerized communication system used by the world-famous theoretical physicist, Professor Stephen Hawking, Lucasian Professor of Mathematics at the University of Cambridge in England, and the author of the best-selling book A Brief History of Time. Words+ markets its products throughout the United States and to other countries through a direct sales staff and independent dealers. Words+ introduced a fully integrated, portable, lightweight personal-computer-based communication system that is meeting favorable market acceptance. Words+ has recently expanded its sales force by hiring three direct sales personnel and plans to further increase its field sales force to increase net sales.

            Words+ released a new personal productivity software package called Abbreviate! in November 1997. Abbreviate! is based on part of the Company's core technology incorporated in the E Z Keys for Windows software used by Stephen Hawking and thousands of others around the world. The Company extracted this technology and developed a user interface and additional features appropriate for the retail market. Abbreviate! was named "Tool of the Week" by PC Week magazine in their December 1, 1997 issue.

PRODUCTS
                                                            SIMULATION SOFTWARE
--------------------------------------------------------------------------------

            The Company is currently developing simulation software: (1) for science courses for high school, community college, and university markets, and
(2) for pharmaceutical research.

DESCRIPTION OF SIMULATION SOFTWARE
            There are a number of types of simulation software, including software that simulates the flow of parts and finished goods through a factory, software that simulates battlefield scenarios, and software that simulates the growth of a city. Other simulations incorporate equations and relationships that simulate the laws of physics for a particular process, such as the popular flight simulator software programs now available for home computers. These programs may also incorporate sophisticated graphics in order to display the results of the simulations.

            The type of simulation software under development by the Company is based on the equations of physics that describe (or "model") the behavior of things in the real world. The Company's science experiment simulations incorporate the equations of physics for each experiment (optics, electrical circuits, gravity, ideal gases, heat transfer, etc.). For example, a simulation of a ball in a gravity experiment might include the acceleration and deceleration of the ball due to gravity, the deceleration of the ball due to aerodynamic drag, the kinetic energy loss (and resultant slight heat gain by the ball and ground) each time the ball bounces, the rotation of the ball as it spins, and other factors.

            The development of simulation software involves identifying and understanding the underlying physics of the processes to be simulated, breaking those processes down into the lowest practical level of individual sub-processes at which the behaviors can be well-represented mathematically, developing appropriate mathematical relationships/equations, and converting them into computer subroutines. The software subroutines representing these individual processes are then assembled into an overall simulation program, with appropriate coordination between modules and design of user-friendly inputs and outputs. The predictions of this program are then compared to known results in order to determine the validity of the model and to calibrate the simulation to produce a useful tool for predicting new results.

EDUCATIONAL SIMULATION SOFTWARE
            The Company is producing and developing a series of interactive simulation educational software programs for the school and home study markets. The Company's initial products, which have won awards from educational software testers, include simulations of laboratory experiments for Physical Science courses under the name FutureLab(TM). The Company released its first three FutureLab(TM) titles in May 1997 (Optics for Physical Science, Gravity for Physical Science, and Circuits for Physical Science), and a new title, IdealGas for Chemistry in November 1997. Additional topics to be developed include Titration for Chemistry, Chemical Equilibria, Genetics for Biology, Heat, Magnetism, Friction, Kinematics and Dynamics, Earth and Space Science, Properties of Matter, Atoms and Bonding, Chemical Reactions, Forces, Forces in Fluids, Waves, Sound, Electric Charges and Currents, Simple Machines, and additional titles for high school Physics, Chemistry and Biology courses.

PHARMACEUTICAL SIMULATION SOFTWARE
            The Company's pharmaceutical software will seek to provide cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students. The Company is currently developing HelixGen(TM) and GastroPlus(TM). HelixGen(TM) is designed to predict the three-dimensional orientation of a certain class of G-protein coupled transmembrane receptors of interest in the drug discovery process. GastroPlus(TM) is designed to predict the quantity and rate of absorption of candidate new drug compounds in the human gastro-intestinal tract.

            The Company recently executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL") to have exclusive rights to TSRL's technology for drug compound absorption in animal and human test subjects. Through the formation of this strategic alliance with TSRL, the development costs and time for GastroPlus are significantly reduced. Among the Company's goals in this area are to provide comprehensive, highly accurate simulations that can save a great deal of time and money in the development of pharmaceutical products, and to reduce the need for animal testing in the future.

            The Company has not yet completed the development of any of its pharmaceutical simulations programs, and has not yet offered any for sale; however, the GastroPlus program began Beta testing in November 1997. The Company expects to release GastroPlus for use by the pharmaceutical industry by the end of January 1998.

                                                            DISABILITY PRODUCTS
--------------------------------------------------------------------------------
E Z KEYS FOR WINDOWS
            One of the Company's primary software products is E Z Keys for Windows ("E Z Keys"), which is a program that operates on a Windows-based personal computer. When coupled with specially-designed input devices, E Z Keys enables even severely disabled persons to operate a personal computer to generate voice messages through a voice synthesizer and to operate most Windows-based software application programs. Input motion by the user can be as slight as the blink of an eye, or simple eye movement by persons who cannot blink. E Z Keys is one of the two Words+ programs used by Professor Stephen Hawking for computer access and communication. In May 1997, the Company released E Z Keys for Windows 95.

TALKING SCREEN FOR WINDOWS
            Talking Screen for Windows ("Talking Screen") is a software program that operates on a Windows-based personal computer and is designed for persons, usually children, who cannot read and write at the level necessary to adequately operate E Z Keys. Talking Screen provides a system of pages of pictographic and photographic symbols by which the user can produce speech output messages through a voice synthesizer, play recorded sounds and video files, and operate controllers for lights, electrical appliances and other equipment. Like E Z Keys, Talking Screen can be operated through a wide range of alternative input devices.



PEGASUSLITE
            PegasusLITE is a fully-integrated, portable, microprocessor-based communication system that weights just four and one-half pounds, which is significantly smaller and lighter in weight, as well as more powerful, than comparable competitive devices. PegasusLITE currently incorporates a 486DX-5 microprocessor running at 133 MHz, Windows 95(TM) operating system, 16 MB RAM, 340 MB hard disk drive, 256 color LCD display with build-in touch window, PCMCIA slot for a floppy disk drive and optional accessories, Windows sound system, and a software voice synthesizer that can provide male, female or child's voices. PegasusLITE measures approximately 8.75" x 12.75" x 1.65". PegasusLITE can operate either E Z Keys for Windows or Talking Screen for Windows, although it is used primarily with Talking Screen.

MESSAGE MATE
            The Company produces a series of products called MessageMate, which are hand-held, dedicated communication devices that store prerecorded speech or sound on integrated circuit chips. The user plays these recorded sounds by touching one of the keys on the membrane keyboard if they are able to use a keyboard, or by using a switch (such as the IST Switch described below) and scanning to select a position on the keyboard. MessageMates are small, lightweight (1 to 1.75 lbs.), easy-to-use communication devices with up to four minutes of recorded messages. They are known for their extremely rugged design and long battery life. The MessageMate 20 holds twenty messages, the MessageMate 40 holds forty messages, and Mini-MessageMate holds eight messages. In October 1997, the Company released a new model, the Multi-Level MessageMate 40, which holds up to 144 messages in four levels, and provides up to ten minutes of total recording time. Since MessageMates use recorded messages, they can be used in any language. The Company has significant sales of MessageMate in foreign markets and sales of these MessageMate in foreign markets are increasing.

INFRARED/SOUND/TOUCH (IST) SWITCH
            Many Words+ customers cannot operate a keyboard or mouse. For some of these persons, the Company has designed and produces a special device called the Infrared/Sound/Touch Switch ("IST Switch"), that enables the person to operate a personal computer or a dedicated communication device with the slightest movement or pressure, including, for example, eye blink, or just eye movement. The IST is activated by infrared reflection, touch, or sound, and transmits a momentary "on" signal to the computer upon detecting these signals. This switch has been in production since 1983, and thousands of physically disabled persons around the world have used it.


                                                 PERSONAL PRODUCTIVITY SOFTWARE
--------------------------------------------------------------------------------


ABBREVIATE!
            The Company released a new productivity software program called Abbreviate! in November 1997 at COMDEX. The Company took the abbreviation technology incorporated into E Z Keys for Windows, and turned it into an extraordinary program that can be used by anyone with the ability to use a standard keyboard. While many word processors provide a similar "Quick Correct" feature, the advantage Abbreviate! has over such features is that it runs in the background and works with most all Windows applications. Thus, Abbreviate! allows the user to create a personal library of frequently-used abbreviations, each with its own special keystroke combination, for use in virtually any Windows-based program - fax, e-mail, word processing, database, Internet chat rooms, and spreadsheets. The company is currently pursuing distribution relationships with a number of major software manufacturers for Abbreviate!, as well as implementing an aggressive marketing program. Abbreviate! was named PC Week magazine's "Tool of the Week" in their December 1, 1997 issue.

MISCELLANEOUS

The Company also sells a number of other miscellaneous and peripheral devices, some of which it designs and produces and others it buys and resells. These include:

    - MicroCommPac - Communication hardware package designed for use with a notebook computer that provides switch interface and audio amplification.

    - U-Control - Wireless infrared remote control device that allows the user to control functions and appliances in the home and work environment such as lights, stereo and television equipment, and other appliances.

    - LUCY - Laser-activated keyboard for those who cannot use a normal keyboard, imported from The Netherlands.

    - Simplicity Wheelchair Mount - Company-designed and produced wheelchair mount for portable computers and other devices.

PRODUCT DEVELOPMENT
                                                             SIMULATION SOFTWARE
--------------------------------------------------------------------------------

EDUCATIONAL SIMULATION SOFTWARE
            In the area of educational simulations, the Company's research and development activities include continuing the development of a wide range of software for high school and university-lever science courses. At the high school level, anticipated titles include simulated experiments for courses in Physical Science, Physics, Chemistry, Biology and Earth Science. At the university level, anticipated titles include more sophisticated simulations for Physics, Chemistry, and Biology, as well as titles for studies in Engineering and Medicine such as Heat Transfer, Fluid Mechanics, Thermodynamics, Gas Dynamics, Kinematics and Dynamics, Electronic Circuits, and Pharmacokinetics.

            In the area of Pharmacokinetics, the Company's first title will come from its recently acquired educational simulation called Cyber Patient, which the Company will expand, enhance, and offer to schools of pharmacy and medicine around the world.

            In 1996, the Company received a Phase I Small Business Innovation Research (SBIR) grant from the National Science Foundation for Approximately $51,000. In October 1997, the Company was awarded a $300,000 Phase II follow-on grant, $75,000 of which was funded in October 1997 with the remainder being funded in three equal payments of $75,000 every six months for an eighteen month period. The purpose of this grant is to further develop software to allow physically disabled science students to perform simulated laboratory experiments on a computer with minimal physical input. The Company is using its expertise and technology in designing and building computer access products for the physically-disabled, as well as its expertise in developing scientific educational simulation software, in developing these programs. These programs are also designed to be used by able-bodied students but will incorporate the Company's proprietary technology for physically disabled persons so that the same programs will be attractive to and used by both physically-disabled and able-bodied persons.

PHARMACEUTICAL SIMULATIONS
            In the area of pharmaceutical simulations for screening new drug compounds, the Company is currently pursuing the development of simulations for drug absorption and the receptor structure of certain transmembrane proteins.

            The Company executed a definitive License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), under which the Company is granted an exclusive license to TSRL's proprietary absorption technology, including a database of measurements of drug permeability from approximately 30 laboratory experiments in human test subjects as well as numerous experiments in animals. The Company is also receiving consulting assistance in the development of the simulation model from TSRL staff, including Dr. Gordon Amdon (incoming President of the American Association of Pharmaceutical Scientists and world-renowned expert in drug absorption) and Dr. John Crison. The TSRL database is believed to be unique in the world, and the Company believes that it is the only such database containing a broad base of actual human absorption data on drugs with a wide range of premeabilities. The Company also believes that the strategic advantage of exclusive access to TSRL's technology in absorption modeling, combined with the Company's current and expected growing expertise in pharmacokinetics simulation, will maximize its chances for success in this area.

            In November 1997, the Company released the first Beta test version of GastroPlus(TM) to TSRL for testing. These tests are underway as this is written, and initial feedback is quite favorable. Beta testing outside of the company and its alliance partner is expected to begin in December 1997, with first product release scheduled for January 1998. GastroPlus(TM) incorporates an absorption model developed by the Company that runs under Windows 95 and thaT provides a stochastic simulation of percent absorbed for a drug under a statistical distribution of input conditions.

                                                            DISABILITY PRODUCTS
--------------------------------------------------------------------------------

            The Company believes it has been an industry technology leader in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. The Company will continue to enhance its major software products, E Z Keys and Talking Screen, as well as its growing line of hardware products. The Company will also consider acquisitions of other products, businesses and companies that are complementary to its existing augmentative and alternative communication and computer access business lines.

MARKETING AND DISTRIBUTION
                                                            SIMULATION SOFTWARE
--------------------------------------------------------------------------------

EDUCATIONAL SIMULATION SOFTWARE
            The Company markets its science experiment simulation software products through a growing list of software resellers, through exhibits and presentations at conferences and trade shows, through mass mailings to both science teachers and special education teachers across the U.S. and Canada, through its Internet web page, and through advertising in selected publications. The Company is also investigating forming one or more alliances with major textbook publishers and with additional educational software distributors. The Company has established three web pages on the Internet and plans to use them for such activities as providing product information, Java-based interactive demonstrations, and a forum for user feedback and information exchange.

PHARMACEUTICAL SIMULATION SOFTWARE
            The Company will market its pharmaceutical simulation software, and research services based on its simulations, to pharmaceutical and bio-tech companies, and to the research companies that serve them, through attendance and presentations at scientific meetings, exhibits at trade shows, advertising in selected publications, and through its web pages on the Internet. The Company is building an in-house sales and marketing team for its products and services and will also explore sales and marketing agreements with firms that provide research services and equipment that are complementary to the Company's proposed pharmaceutical products and services. As with educational software, the Company plans to use its web pages on the Internet for such activities as providing product information, Java-based interactive demonstrations, and a forum for user feedback and information exchange. The Company will also explore distribution through university bookstores for educational simulations for students in pharmacy and medicine.

                                                             DISABILITY PRODUCTS
--------------------------------------------------------------------------------

            The Company markets augmentative and alternative communication products through a network of employee representatives and independent dealers. The Company is currently expanding its sales and marketing efforts by adding additional sales persons and independent dealers.

            At the present time the Company has seven independent dealers in the U.S., four in Australia and one each in England, Norway, The Netherlands, New Zealand, Japan, Finland and Malaysia. The Company has five salary-commission sales persons in the U.S.: one each in Southern California, Maine, Texas, Wisconsin and Maryland. The Company also employs four inside sales/support persons who answer telephone inquiries on the Company's 800 line and who provide technical support.

            The Company directs its marketing efforts to speech pathologists, occupational therapists, special education teachers, disabled persons and parents of disabled persons. The Company maintains a mailing list of over 37,000 persons made up of these professionals, consumers and parents and mails various marketing materials to this list. These materials include the Company's newsletter, its catalog of products and announcements regarding new and enhanced products.

            The Company participates in industry conferences held throughout the U.S. and in other countries that are attended by speech pathologists, occupational and physical therapists, special education teachers, parents and consumers. The Company and others in the industry demonstrate their products at these conferences and present technical papers that describe the application of their technologies and research studies on the effectiveness of their products. The Communication Aids Manufacturers Association (CAMA) organizes tours of representatives of companies in this field that travel throughout the country providing seminars and workshops for professionals, consumers and parents in the field. The Company advertises in selected publications of interest to persons in this market.

            The Company estimates that for approximately 50% of its sales of augmentative and alternative communication software and hardware, some or all of the purchase price is provided by third parties such as Medicaid, school special education budgets, private insurance or other governmental or charitable assistance. The Company's personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing the Company's products.


                                                 PERSONAL PRODUCTIVITY SOFTWARE
--------------------------------------------------------------------------------


            The Company's new Abbreviate! software program was introduced in November 1997 at COMDEX. The Company is currently selling the program itself through a variety of Internet channels, including its own web site (www.abbreviate.com ). The Company is also contacting a large number of software manufacturers and distributors in an effort to secure distribution agreements for Abbreviate!. An aggressive advertising campaign has begun, including placement of space ads in airline magazines, computer publications, additional Internet web sites, and direct mail for targeted groups such as medical transcriptionists and legal secretaries.

TRAINING AND TECHNICAL SUPPORT
--------------------------------------------------------------------------------

            The Company believes customer training and technical support are important factors in customer satisfaction for its products and the Company believes it is an industry leader in providing customer training and technical support. For Disability Products, the Company's salesperson or dealer provides initial training to the customer -- typically two to four hours on major products and one to two hours on certain other products. This training is typically provided not only to the user of the product but also to the person's speech pathologists, teachers, parents and others who will be helping the user. This initial training is provided as a part of the price of the product. The Company and its dealers charge a fee for additional training and service calls.

            Technical support for both Simulation Software and Disability Products is provided by the Company's inside sales and support staff based at its headquarters facilities in Palmdale, California. The Company provides no-charge toll telephone support offering unlimited 800 number and E-mail support for all disability and educational software products.

PRODUCTION AND DISTRIBUTION

                                                            SIMULATION SOFTWARE
--------------------------------------------------------------------------------

            The Company's major products are designed and developed by its development team at its Palmdale, California facility. The Company contracts a substantial portion of its educational simulation software manufacturing activity to third parties. The chief materials and components used in simulation software products include CD-ROMs and instruction books.

                                                            DISABILITY PRODUCTS
--------------------------------------------------------------------------------

            Disability software products are either loaded onto hard drives by the Company or copied to diskettes for sale to customers. Microprocessors that are part of dedicated devices are purchased by the Company and incorporated into its products by the Company. Many software customers buy their notebook personal computers from the Company, which the Company purchases at wholesale prices and resells at a markup. Cases, printed circuit boards, labels and other components of products such as PegasusLITE, MessageMate and CommPac are designed by the Company. The Company outsources the extrusion, machining and manufacturing of certain components. All final assembly and testing is done by the Company at its facility.

            The Company incorporates a tablet-style computer manufactured by Epson America in its PegasusLITE product. The Company has no written agreements with Epson America other than purchase orders that it submits to Epson America to purchase such computers. The Company and other of Epson America's customers provide projections to Epson America to purchase such computers in order to allow Epson America to estimate the number of units of such computer that it should manufacture in each of its production runs.

            The Company's products are shipped from its Palmdale, California facility either directly to the customer or to the salesperson or dealer. The outside salesperson or dealer either delivers the product or visits the customer after delivery to provide training.



                                                 PERSONAL PRODUCTIVITY SOFTWARE
--------------------------------------------------------------------------------

            The Abbreviate! personal productivity software program is currently manufactured at the Company's Palmdale, California facility. If sales volume wararnts and higher volume capacity is required, the Company will investigate outside sources for fulfillment.

COMPETITION
                                                            SIMULATION SOFTWARE
--------------------------------------------------------------------------------

EDUCATIONAL SIMULATION SOFTWARE
            The educational software industry in which the Company operates is competitive. The Company competes somewhat against publishers and suppliers of textbook educational materials that have been, and will continue to be, the primary educational resource used in these markets. The Company also competes against educational software publishers who provide software products that are interactive but are not true simulation software. Most education software publishers compete in the grades below 9th grade, addressing primarily reading and math skills. The Company competes primarily in the middle school, high school, and college markets addressing primarily science and math subjects. A smaller number of software publishers are addressing these markets, although existing competitors may broaden their product lines to these markets, and additional competitors may enter these markets.

            The Company is aware of several companies publishing educational simulation software including HyperCube, Glencore, Corel, Logal and Knowledge Revolution. Logal is the only company of which the Company is currently aware that is producing a range of educational simulation software that competes directly with the Company's current and planned educational simulation software products. The Company expects that high school and college science and math text book publishers and other companies may also be developing simulation software products and that additional competitors may enter this field. Information gathered by the Company at conferences for science teachers and school administrators, primarily during the fall of 1997, indicate that these customers and potential customers prefer the Company's products over those offered by Logal almost unanimously, for those titles which have been released by the Company to date.

PHARMACEUTICAL SIMULATION SOFTWARE
            In providing simulation-software-based screening, testing and research services to the pharmaceutical industry, and in marketing simulation software for these purposes, the Company competes against a number of established companies that provide screening, testing and research services and products to these industries that are not based on simulation software. The Company's competitors in this field include companies with financial, personnel, research and marketing resources that are greater than those of the Company.

            Major pharmaceutical companies conduct these efforts through their internal development staffs and through outsourcing some of this work. Smaller companies need to outsource a greater percentage of this research. The Company is aware of a few other companies that are presently developing simulation software or simulation-software-based services to the pharmaceutical industries for the purposes of screening compounds.

            The Company is not aware of any significant competition in the area of gastrointestinal absorption simulation. The Company is aware of one company in England that produces animation software for education in pharmacy and medicine, but is not aware of any commercial effort by any company to produce a gastrointestinal absorption simulation software for pharmaceutical research. The Company believes the key factors in competing in this field will be its ability to develop simulation software that can effectively predict the absorption behavior of a large number of compounds, and the ability to develop and maintain relationships with research and development departments of pharmaceutical companies.

                                                            DISABILITY PRODUCTS
-------------------------------------------------------------------------------

            The augmentative and alternative communication industry in which the Company operates is highly competitive and some of the Company's competitors have greater financial and personnel resources than the Company. The industry is made up of six major competitors and a number of smaller ones. The Company believes that the six major competitors each have revenues ranging from $3 Million to $12 Million so that there are no large companies in this industry. Two of these companies produce personal-computer based software systems for Apple Macintosh and the others produce dedicated communication devices and/or paper products.

            The Company believes that the competition in this industry is based primarily on the quality of products, quality of customer training and technical support, and quality and size of sales forces. Price is a competitive factor but the Company believes price is not as important to the customer as obtaining the product most suited to the customer. The Company believes that it is a leader in the industry in developing and producing the most technologically-advanced products and in providing quality customer training and technical support. The prices of the Company's products are among the highest in the industry and the Company has one of the smallest sales forces and dealer networks in the industry. The Company believes it is positioned to continue to be a leader in the development and production of the highest quality technology and that it will be able to develop one of the strongest sales forces in the industry by increasing the number of sales representatives. The Company believes that the sales of its products can increase significantly due to these factors and the expected continuing expansion of the size of this market. However, there are few barriers to entry in the form of proprietary or patented technology or trade secrets in this industry. While the Company believes that cost of product development and the need for specialized knowledge and experience in this industry would present some deterrence for new competition, other companies may enter this industry, including companies with substantially greater financial resources than the Company, the companies already in this industry may increase their market share through increased technology development and marketing efforts.


                                                 PERSONAL PRODUCTIVITY SOFTWARE
--------------------------------------------------------------------------------


            A few products compete with Abbreviate! in the retail market; however, the Company is not aware of any other product that works with virtually any software in Windows 95 without the need to create special links to the software. The Company has priced Abbreviate! at $99, with an introductory price of $49.95, significantly less than competitor SmarType ($295) and matching InstantText ($99). The Company enlisted the help of several medical transcriptionists as beta testers for the product, and the feedback received from those testers and additional medical transcriptionists who are familiar with competitive products has been very favorable.

EMPLOYEES

            As of August 31, 1997, the Company employed 40 full-time and 5 part-time employees, including 13 in research and development, 12 in marketing and sales, 9 in administration and accounting, 10 in production and 1 in repair. Three additional research and development employees have started working since then. Nine current employees hold Ph.D.'s in their respective science or engineering disciplines. Four additional employees hold Master's degrees. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain qualified personnel. The competition for such personnel in the augmentative and alternative communication device and computer software industry is intense. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

Item 2.  Description of Property

            The Company occupies offices in an office building in Palmdale, California. In September 1996, the Company expanded its office space from approximately 4,800 square feet to approximately 11,800 square feet. The Company expects to outgrow its current space within the next fiscal year. Leases on the office space currently occupied by the Company will expire in October 1998 (about 7,000 square feet) and June 1998 (about 4,800 square feet). Leases on the newly-acquired 7,000 square feet allow for month-to-month renewal or an additional 12-month term renewal at the end of the lease term. The original lease on the 4,800 square foot space allows a 12-month term renewal at the end of the lease term.

Item 3.  Legal Proceedings

            The Company is not a party to any litigation and, except as discussed in the next paragraph, is not aware of any pending or threatened litigation against the Company.

            In January 1997, the Company received notice from a former employee claiming, among other things, that her employment with the Company had been wrongfully terminated and alleging potential causes of action based on negligent misrepresentation, wrongful discharge, breach of contract and sex and race discrimination. Such former employee threatened to commence litigation against the Company if the Company did not respond to her notice by a certain date. The Company responded to such notice at the end of January 1997 and has not received any further communications from such former employee. The Company believes that it has complied with all legal requirements in terminating such former employee and intends to vigorously defend itself against any; and all claims make by such former employee. Although there can be no assurance that such former employee's claims or any related governmental action will not have a material adverse effect on the Company's business, financial condition or results of operation, the Company does not believe that it will have such affect.

Item 4.  Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fiscal year ended August 31, 1997.

                                     PART II

Item 5.  Market for Common Stock and Related Stockholder Matters

            The Company's Common Stock began trading on the Nasdaq SmallCap Market ("NASDAQ") on June 18, 1997 under the symbol "SIMU". According to records of the Company's transfer agent, the Company had five stockholders of record as of August 31, 1997. The following table sets forth, for the period indicated, the low and high sales prices for the Common Stock as reported by NASDAQ.

            PERIOD                                                                    LOW SALES PRICE         HIGH SALES PRICE
            ------                                                                    ---------------         ----------------
            Fiscal 1998:
                        First quarter. . . . . . . . . . . . . . . . . . . . . . .           5                       5 3/4
            Fiscal 1997:
                        Fourth quarter (from 6/18/97). . . . . . . . . . . . . . .           5                       6 1/8


The Company has never paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

            The following sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 1997 ("FY97"), August 31, 1996 ("FY96") and August 31, 1995 ("FY 95").


-------------------------------------------------------------------------------------------------------------
                                                                  Year Ended August 31,
-------------------------------------------------------------------------------------------------------------
                                                  1997                     1996                   1995
-------------------------------------------------------------------------------------------------------------
Net sales                                $ 2,493        100.0%    $ 2,601       100.0%   $ 2,879       100.0%
-------------------------------------------------------------------------------------------------------------
Cost of sales                              1,252         50.2       1,289        49.6      1,356        47.1
-------------------------------------------------------------------------------------------------------------
Selling, general, and administrative       2,277         91.3       1,190        45.8      1,100        38.2
-------------------------------------------------------------------------------------------------------------
Research and development                     133          5.4         108         4.1        102         3.5
-------------------------------------------------------------------------------------------------------------
Total operating expenses                   2,410         96.7       1,298        49.9      1,202        41.7
-------------------------------------------------------------------------------------------------------------
Income (loss) from operations             (1,169)       (46.9)         14         0.5        321        11.2
-------------------------------------------------------------------------------------------------------------
Income from grant                             17          0.7          34         1.3         --        --
-------------------------------------------------------------------------------------------------------------
Interest income                               26          1.0          --        --           --        --
-------------------------------------------------------------------------------------------------------------
Interest expense                              69          2.8          10         0.4         13         0.5
-------------------------------------------------------------------------------------------------------------
Financing Costs                              280         11.2          --        --           --        --
-------------------------------------------------------------------------------------------------------------
Provision for income taxes                   (39)        (1.6)         15         0.5        115         4.0
-------------------------------------------------------------------------------------------------------------
Net income (loss)                         (1,436)       (57.6)%        23         0.9%       193         6.7%
-------------------------------------------------------------------------------------------------------------

FY 96 COMPARED WITH FY 95
--------------------------------------------------------------------------------

Net sales

            Net sales for FY 96 decreased by $278,000, or 9.7%, to $2,601,000 compared to $2,879,000 for FY 95. Management attributes this decrease primarily to three factors: (1) delays in shipping new Windows-based versions of its E Z Keys for Windows and Talking Screen for Windows software products, (2) changing from a higher-priced hardware voice synthesizer to a lower-priced voice synthesizer for a significant percentage of its computer based products (3) lack of market acceptance of the original Pegasus communication device.

            In approximately March 1994, the Company commenced the development of Windows versions of its two major software products, E Z Keys and Talking Screen. Management expected completion of these software projects by December 1994. In approximately October 1994, the Company commenced advertising these products in its product catalog. Due to a variety of technical difficulties encountered in developing n the Windows environment for the first time, Talking Screen for Windows was not released until July 1995, and E Z Keys for Windows was not released until December 1995. In April 1996, the Company began shipping a new software voice synthesizer with a significant number of its computer-based communication systems. This software voice synthesizer has a retail price of $199, whereas the hardware voice synthesizer it replaced had a retail price of $1,195. This reduced the average revenues per sale for such systems by approximately $1,000 per system. Also during late 1994, the development of the original Pegasus communication device was initiated, and the device was released in June 1995. Sales were well below expectations, primarily due to the size and weight (12.5 pounds) of the device. Management believes that the delays in completing the Windows-based software products resulted in delays in orders during the last part of 1995 and early 1996 as customers waited until such Windows-based software products were available instead of placing orders for the Company's already existing comparable DOS-based products, and that the relatively heavy weight of the Pegasus was a major factor in limiting sales of that product.

Cost of Sales

            Cost of sales for FY 96 decreased by $67,000, or $4.9%, to $1,289,000 compared to $1,356,000 for FY 95. As a percentage of net sales, cost of sales was 49.6% for FY 96 compared to 47.1% for FY 95. Management attributes this decrease of $67,000 in cost of sales primarily to the conversion from the hardware voice synthesizer to the software voice synthesizer. Management attributes the increase in the cost of sales as a percentage of total sales primarily to the Company's lower net sales in software products which has a higher gross margin.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses for FY 96 increased by $90,000, or 8.2%, to $1,190,000 compared to $1,100,000 for FY 95. As a percentage of net sales, selling, general and administrative expenses increased by 7.6% to 45.8% in FY 96 from 38.2% in FY 95. Management attributes this increase primarily to the following three factors: (1) higher commission costs due to a higher percentage of sales being make through dealers,
(2) higher salaries and wages due to increase in personnel and general increases in salaries provided to existing employees, and (3) increased newsletter mailing costs resulting from an expanded database and increased postal rates.


Research and Development

            The Company incurred approximately $215,000 of research and development costs for FY 96, of which approximately $107,000 was capitalized and approximately $108,000 was expensed compared to approximately $253,000 for FY 95, of which approximately $151,000 was capitalized and approximately $102,000 was expensed. The 15.0% decrease in research and development expenditure for FY 96 was primarily due to the Company completing development work on its Windows-based versions of E Z Keys for Windows and Talking Screen for Windows software products.

Income from Grant

            For FY 96, the Company received $34,000 of a $51,000 Phase I SBIR grant from the National Science Foundation to develop software to allow physically-disabled students to perform simulated laboratory experiments on a computer.

Interest Expense

            Interest expense for FY 96 decreased by $3,000, or 23.1%, to $10,000 from $13,000 in FY 95. This decrease is attributable primarily to lower borrowings by the Company on its line of credit. As a percentage of sales, interest expense decreased to 0.4% in FY 96 from 0.5% in FY 95.

Income Taxes

            Income taxed decreased $100,000, or 87% to $15,000 from $115,000 in FY 95 because of the Company's decreased earnings.

Net Income

            Net income for FY 96 declined by $170,000, or 88.1%, to $23,000 compared to $193,000 in FY 95. Management attributes this decline primarily to the decrease in Net Sales, the increase in Selling, general and administrative expenses, the amortization of software development cots and the increased expenses incurred by the Company in its research and development efforts compared to FY 95.

FY 97 COMPARED WITH FY 96
--------------------------------------------------------------------------------

Net Sales

            Net sales decreased by $108,000 or 4.2%, to $2,493,000 compared to $2,601,000 for FY 96. Management attributes the majority of this reduction to the changeover from the MultiVoice hardware voice synthesizer to the Eloquence software voice synthesizer. MultiVoice sales accounted for $120,000 in the 1996 period, but only $14,000 in the 1997 period. Lower Talking Screen software sales, somewhat offset by higher computer sales, accounted for the majority of the remainder of $2,000 difference in net sales for the two periods.

Cost of Sales

            Cost of sales for FY 97 declined by $37,000 or 2.9% from $1,289,000 in FY 96. As a percentage of sales, cost of sales was 50.2% for the 1997 period, compared to 49.6% for the 1996 period. Management attributes this slight percentage change in gross margin primarily to two factors: (1) an approximately 2% decline in cost from the changeover from the MultiVoice to the Eloquence software voice synthesizer, which somewhat offset by, (2) higher computer sales which has higher percentage in cost.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses for FY 97 increased by $1,087,000, or 91.3% to $2,277,000 compared to $1,190,000 for FY 96. As a percentage of net sales, selling, general and administrative expenses increased by 45.5% to 91.3% in FY 97 from 45.8% in FY 96. Management attributes this increase primarily to the expansion of the Company's simulation software efforts as the Company added office space, furniture and equipment, and additional staff, including recruiting and hiring costs, commencing in September 1996 in contemplation of receiving funding from the closing of the a public offering that was scheduled to close in November 1996 but which did not close because the underwriter of such offering had failed to reach agreement with its clearing agent regarding the amount of capital that such clearing agent required such underwriter to maintain in connection with such offering. A portion of the increase was also due to higher professional fees, increases in salaries and wages, increased printing and advertising costs.

Research and Development

            The Company incurred approximately $765,000 of research and development costs for FY 97, of which approximately $632,000 was capitalized and approximately $133,000 was expensed. For FY 96, the Company incurred approximately $215,000 of research and development costs, of which approximately $107,000 was capitalized and approximately $108,000 was expensed. The 255.8% increase in research and development expenditures for FY 97 is due to the expanded development work on educational and pharmaceutical simulation software begun in September 1996.

Income from Grant

            For FY 97, the Company received $17,000, the last one-third of a $51,000 Phase I SBIR grant from the National Science Foundation to develop software to allow physically-disabled students to perform simulated laboratory experiments on a computer. For FY 96, the Company received the first two-thirds of this grant. (A follow-on $300,000 Phase II SBIR grant was awarded to the Company in October 1997.)



Interest Expense

            Interest expense for FY 97 increased $59,000, or 590.0%, to $69,000 from $10,000 in FY 96. This increase is primarily due to the interest charges incurred for the $1,600,000 in notes payable issued in August 1996 through January 1997 to help fund the Company's IPO and expand its simulation software operations.

Financing Costs

            Financing costs for FY 97 were $280,000 compared to $0 for FY 96. The increase is due to the issuance of 280,000 warrants in connection with notes payable issued in December 1996 and January 1997. This financing cost was being amortized over the term of the notes and the unamortized portion at the time of the completion of the IPO was charged to earnings. The warrants entitled the holder to purchase one share of the Company's Common Stock for $2.50 per share. The Company issued these warrants which had an exercise price that the Company estimated to be $1.00 less than the fair value of the Company's Common Stock at the date of grant. Accordingly, the Company recognized an additional financing cost of $280,000.

Income Taxes

            Income taxes decreased $54,000, or 360.0% to the tax benefit of $39,000 from the provision of $15,000 for FY 96 because of the Company's decreased earnings.

Net Income

            Net income for FY 97 declined by $1,459,000, or 6,343.5%, to the net loss of $1,436,000 compared to the net income of $23,000. Management attributes this decline primarily to the decrease in Net Sales, the increase in Selling, General and Administrative expenses incurred by the Company for its research and development efforts, and the increased financing costs and interest expenses compared to FY 96.

Seasonality

            Sales of the Company's disability products exhibit relatively mild seasonal fluctuations. The following table sets forth net sales information for each of the Company's last 12 calendar quarters. This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Form 10-KSB and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period.

-----------------------------------------------------------------------------------------------------------
                                                                                Net Sales
FY
                                                              First     Second    Third     Fourth    Total
                                                             Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
-----------------------------------------------------------------------------------------------------------
1995 ...................................................       700       618       710       851     2,879
-----------------------------------------------------------------------------------------------------------
1996 ...................................................       733       628       621       619     2,601
-----------------------------------------------------------------------------------------------------------
1997 ...................................................       541       679       560       713     2,493
-----------------------------------------------------------------------------------------------------------

            In general, management believes sales to schools are seasonal, with greater sales to schools during the Company's third and fourth fiscal quarter (March-May and June-August). There is not sufficient historical data at this time to allow a detailed analysis of the seasonality of educational simulation software. Sales of pharmaceutical simulations, expected to begin in the first calendar quarter of 1998, are not expected to show significant seasonal behavior.

Liquidity and Capital Resources:

            The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, and proceeds from the Company's initial public offering.

            The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The interest rate at August 31, 1996 and 1997 was 11.25% and 11.50%, respectively. At August 31, 1996, the outstanding balance under the revolving line of credit was approximately $94,000, and at August 31, 1997, the outstanding balance under the revolving line of credit was $0, with $100,000 available on that date. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors

            In 1996, the Company was awarded a $51,000 Phase I SBIR grant from the National Science Foundation, the purpose of which was to help fund the Company's development of educational simulation software for the school and home study markets. In October 1997, the Company was also awarded a follow-on $300,000 Phase II SBIR grant for the same purpose, which will be paid in four equal payments of $75,000 semi-annually. The first payment on such grant was received in October 1997.

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

Item 7.  Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Simulations Plus, Inc.


We have audited the accompanying consolidated balance sheet of Simulations Plus, Inc. and subsidiary as of August 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulations Plus, Inc. and subsidiary as of August 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 31, 1997

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                           AS OF AUGUST 31, 1997

--------------------------------------------------------------------------------


                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents (Note 2)                                 $ 2,156,761
      Accounts receivable, net of allowance for doubtful
            accounts of $15,000                                              375,051
      Income tax receivable                                                   57,426
      Inventory                                                              222,798
                                                                         -----------

                  Total current assets                                     2,812,036

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS, net
      of accumulated amortization of $175,414                                746,720
FURNITURE AND EQUIPMENT, net (Note 3)                                        183,973
OTHER ASSETS                                                                  34,996
                                                                         -----------

                        TOTAL ASSETS                                     $ 3,777,725
                                                                         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                   $   140,542
      Accrued payroll and other expenses                                     150,709
      Accrued warranty and service costs                                      51,859
      Current portion of capitalized lease obligations (Note 4)               25,857
                                                                         -----------

            Total current liabilities                                        368,967

CAPITALIZED LEASE OBLIGATIONS, net of current portion (Note 4)                55,727
                                                                         -----------

                  Total liabilities                                          424,694

COMMITMENTS (Note 4)

SHAREHOLDERS' EQUITY (Notes 5, 7, and 8)
      Common stock, $.001 par value
            20,000,000 shares authorized
            3,350,000 shares issued and outstanding                            3,350
      Additional paid-in capital                                           4,595,771
      Accumulated deficit                                                 (1,246,090)
                                                                         -----------

                  Total shareholders' equity                               3,353,031

                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 3,777,725
                                                                         ===========













   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE YEARS ENDED AUGUST 31,
--------------------------------------------------------------------------------




                                                             1997              1996
                                                         -----------        -----------
NET SALES (Note 1)                                       $ 2,493,101        $ 2,600,792

COST OF SALES                                              1,252,343          1,289,059
                                                         -----------        -----------

GROSS PROFIT                                               1,240,758          1,311,733
                                                         -----------        -----------

OPERATING EXPENSES
      Selling, general, and administrative                 2,277,022          1,189,737
      Research and development                               133,023            107,767
                                                         -----------        -----------

            Total operating expenses                       2,410,045          1,297,504
                                                         -----------        -----------

INCOME (LOSS) FROM OPERATIONS                             (1,169,287)            14,229
                                                         -----------        -----------

OTHER INCOME (EXPENSE)
      Interest income                                         25,709                 --
      Income from grant                                       17,159             34,318
      Interest expense                                       (68,858)           (10,037)
      Financing costs (Note 5)                              (280,000)                --
                                                         -----------        -----------

            Total other income (expense)                    (305,990)            24,281
                                                         -----------        -----------

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
      INCOME TAXES                                        (1,475,277)            38,510

PROVISION FOR (BENEFIT FROM) INCOME TAXES (Note 6)           (38,800)            15,593
                                                         -----------        -----------

NET INCOME (LOSS)                                        $(1,436,477)       $    22,917
                                                         ===========        ===========

NET INCOME (LOSS) PER SHARE                              $     (0.57)       $      0.01
                                                         ===========        ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 2,527,370          2,390,000
                                                         ===========        ===========













   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  FOR THE YEARS ENDED AUGUST 31,
--------------------------------------------------------------------------------



                                                                                        Retained
                                       Common Stock                  Additional         Earnings
                                -----------------------------          Paid-in        (Accumulated
                                  Shares             Amount            Capital          Deficit)            Total
                                ----------        -----------        ----------       -----------        ----------
BALANCE, AUGUST 31,
     1995                        2,200,000        $     2,200        $        -       $   167,470        $  169,670

NET INCOME                                                                                 22,917            22,917
                                ----------        -----------        ----------       -----------        ----------

BALANCE, AUGUST 31,
     1996                        2,200,000              2,200                --           190,387           192,587

SALE OF COMMON STOCK
   IN INITIAL PUBLIC
   OFFERING (Note 7)             1,150,000              1,150         5,748,850                           5,750,000

OFFERING COSTS                                                       (1,433,079)                         (1,433,079)

ISSUANCE OF WARRANTS
   FOR FINANCING COSTS
   (Note 5)                                                             280,000                             280,000

NET LOSS                                                                               (1,436,477)       (1,436,477)
                                ----------        -----------        ----------       -----------        ----------

BALANCE, AUGUST 31,
     1997                        3,350,000        $     3,350        $4,595,771       $(1,246,090)       $3,353,031
                                ==========        ===========        ==========       ===========        ==========

















   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE YEARS ENDED AUGUST 31,
--------------------------------------------------------------------------------


                                                                           1997               1996
                                                                        -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                    $(1,436,477)       $  22,917
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
         Depreciation and amortization of furniture and equipment            31,777           20,545
         Amortization of capitalized software development costs             108,087           63,793
         Deferred taxes                                                         380           30,870
         Issuance of warrants for financing activities                      280,000               --
   (Increase) decrease in
      Accounts receivable                                                  (125,637)          59,683
      Income tax receivable                                                 (22,149)              --
      Inventory                                                            (130,736)         (21,976)
      Other assets                                                           (9,057)         (21,390)
   Increase (decrease) in
      Accounts payable                                                      (36,946)          33,733
      Accrued compensation due to officer                                  (150,000)              --
      Accrued payroll and other expenses                                     77,245           13,967
      Accrued warranty and service costs                                     13,418           (2,178)
      Income tax payable                                                         --          (58,618)
                                                                        -----------        ---------

Net cash provided by (used in) operating activities                      (1,400,095)         141,346
                                                                        -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of furniture and equipment                                     (80,409)         (14,797)
   Capitalized computer software development cost                          (631,865)        (106,623)
                                                                        -----------        ---------

Net cash used in investing activities                                      (712,274)        (121,420)
                                                                        -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit                                             201,603           95,022
   Payments on line of credit                                              (295,142)         (20,425)
   Payments on capitalized lease obligations                                (22,482)         (16,322)
   Due to officer, net                                                           --          (34,148)
   Increase in deferred offering costs                                   (1,338,949)         (94,130)
   Proceeds from notes payable                                            1,400,000          200,000
   Payments on notes payable                                             (1,600,000)              --
   Payments to officer                                                      (40,000)              --
   Proceeds from officer                                                     40,000               --
   Proceeds from the sale of common stock                                 5,750,000               --
                                                                        -----------        ---------

Net cash provided by financing activities                                 4,095,030          129,997
                                                                        -----------        ---------










   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                  FOR THE YEARS ENDED AUGUST 31,
--------------------------------------------------------------------------------



                                                          1997            1996
                                                       ----------       --------
Net increase in cash during year                       $1,982,661       $149,923

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              174,100         24,177
                                                       ----------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $2,156,761       $174,100
                                                       ==========       ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the years ended August 31, 1997 and 1996, the Company paid $10,354 and $42,851, respectively, in income taxes and $137,608 and $10,037, respectively, in interest. During the year ended August 31, 1997, the Company received $28,985 in income tax refunds.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
The Company entered into capital lease obligations of $85,952 during the year ended August 31, 1997 and transferred $7,420 and $17,753 of computer hardware from inventory to furniture and equipment during the years ended August 31, 1997 and 1996, respectively.




























   The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            Organization
            Simulations Plus, Inc. was incorporated on July 17, 1996. On August 29, 1996, the shareholders of Words+, Inc. exchanged their 2,000 shares of Words+, Inc. common stock for 2,200,000 shares of Simulations Plus, Inc. common stock, and Words+, Inc. became a wholly-owned subsidiary of Simulations Plus, Inc. (collectively the "Company"). The effect of the stock-for-stock exchange is presented retroactively in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated.

            Line of Business
            The Company designs and develops computer software and manufactures augmentative communication devices and computer access products that provide a voice for those who cannot speak and allow physically-disabled persons to operate a standard computer. The Company also designs interactive, educational software programs that simulate science experiments conducted in high school science classes. In addition, the Company is developing pharmaceutical simulation software to promote cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students.

            Estimates
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Cash and Cash Equivalents
            For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

            Inventory
            Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists primarily of computers and peripheral computer equipment.

            Furniture and Equipment
            Furniture and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using accelerated methods over the estimated useful lives as follows:

















   The accompanying notes are an integral part of these financial statements.

                  Equipment                                   5 years
                  Computer equipment                     3 to 7 years
                  Furniture and fixtures                 5 to 7 years
                  Leasehold improvements                      5 years

            Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

            Advertising
            The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 1997 and 1996 were $88,422 and $44,564, respectively.

            Research and Development Costs
            Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll related costs.

            Software Development Costs
            Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the Company's software products.

            Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time.

            Revenue Recognition
            The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position No. 91-1, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the time of shipment, and the costs of providing such support services are accrued and amortized over the obligation period. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided.

            Income Taxes
            The Company accounts for income taxes under the liability method required by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities reflect the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse.

            Fair Value of Financial Instruments
            The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and other expenses, and accrued warranty and service costs, the carrying amounts approximate fair value due to their short maturities. The amounts shown for capitalized lease obligations also approximate fair value because current interest rates offered to the Company for leases of similar maturities are substantially the same.

            Stock Options
            The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for restricted stock and options/warrants issued to outside third parties.

            Net Income (Loss) Per Share
            Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each year. In connection with the Company's initial public offering ("IPO"), stock options and warrants issued for consideration below the IPO per share price during the twelve months before the filing of the registration statement have been included in the calculation of common stock equivalent shares using the treasury stock method as if they had been outstanding throughout the interim period (February 28, 1997) included in the IPO prospectus. The determination of common stock and equivalents outstanding for the remainder of fiscal year 1997 has been determined on a basis consistent with APB 15. That is, outstanding options and warrants are included in the earnings per share computation using the treasury stock method only if they have a dilutive effect.

            Concentrations and Uncertainties
            International sales accounted for 17% and 14% of net sales for the years ended August 31, 1997 and 1996, respectively. Amounts due from Medicaid represented 20% of the net accounts receivable balance at August 31, 1997.

            The Company operates in the computer software industry which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

            The Company does not manufacture certain of its components including the computer that is used in one of the Company's products. Such computer is sourced by the Company from a single vendor. The Company also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of the Company to obtain computers used in its products or to renew its licensing agreement to use pictographic symbols could negatively impact the Company's financial position, results of operations, and cash flows.

            Recently Issued Accounting Pronouncement
            The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully-diluted earnings per share. The Company does not believe that diluted earnings per share in accordance with SFAS No. 128 will be materially different from the earnings per share previously reported.

            SFAS No. 129, "Disclosure of Information about Capital Structures," issued by FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under APB 15, "Computing Earnings per Share," which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

            SFAS No. 130, "Reporting Comprehensive Income," issued by FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted; SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.


NOTE 2 - CASH AND CASH EQUIVALENTS

            The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of August 31, 1997, uninsured portions of balances held at banks aggregated to $91,206. In addition, the Company also had on deposit with a high-quality financial institution cash and cash equivalents in the amount of $2,006,251 that are uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE 3 - FURNITURE AND EQUIPMENT

            Furniture and equipment at August 31, 1997 consisted of the following:

               Equipment                                                               $ 40,556
               Computer equipment                                                       294,465
               Furniture and fixtures                                                    43,921
               Leasehold improvements                                                     5,900
                                                                                       --------

                                                                                        384,842
               Less accumulated depreciation and amortization                           200,869

                     TOTAL                                                             $183,973
                                                                                       ========

NOTE 4 - COMMITMENTS

            Leases
            The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in 1999. The Company also leases certain office and computer equipment under non-cancelable capital lease arrangements.

            Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:


                        Year Ending                                    Operating    Capital
                          August 31,                                     Leases      Leases
                          ----------                                     ------      ------
                              1998                                     $104,335     $36,438
                              1999                                        5,449      34,602
                              2000                                                   29,588
                              2001                                                      704
                                                                       --------     -------

                                                                        109,748     101,332
                                                                        =======

                        Less amount representing interest                            81,584
                        Less current portion                                         25,857
                                                                                    -------

                              LONG-TERM PORTION                                     $55,727
                                                                                    =======


            Included in furniture and equipment is capitalized leased equipment of $156,907 with accumulated amortization of $80,178 at August 31, 1997.

            Rent expense was $142,195 and $55,939 for the years ended August 31, 1997 and 1996, respectively.

            Employee Agreement
            The Company entered into an employment agreement with its president that extends until August 31, 1999. The employment agreement provides for an annual salary of $150,000 and an annual bonus based on the Company's performance not to exceed $150,000.

            License Agreement
            The Company entered into an agreement with Therapeutic Systems Research Laboratory ("TSRL") to jointly develop simulation of the absorption of drug compounds in the gastrointestinal tract. Upon execution of a definitive License Agreement, TSRL received a one-time payment of $75,000, plus a royalty of 20% of net sales of the absorption simulation.

            Litigation
            The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.


NOTE 5 - PROMISSORY NOTES PAYABLE

            In August and September 1996, the Company entered into two Subscription Agreements whereby the Company issued two notes in the amount of $200,000 and $300,000, respectively, and issued 100,000 and 150,000 warrants, respectively, to purchase shares of common stock. The warrants are exercisable at $4.00 per share and expire five years from the date of grant. The notes were repaid upon the completion of the Company's IPO.

            In January 1997, the Company entered into Subscription Agreements whereby the Company issued notes in the amount of $1,100,000 and issued 280,000 warrants to purchase common stock. The warrants are exercisable at $2.50 per share, are subject to a 12-month lock-up period, and expire five years from the grant date. The notes were repaid upon the completion of the Company's IPO. The Company determined that the fair value of these warrants at the date of grant was $3.50 per warrant due to the time between grant date and the expected completion of the IPO based on the condition of the Company on the grant date and the 12-month lock-up period (from the date of the IPO) associated with these warrants. Accordingly, the Company has recognized additional financing costs associated with the $1,100,000 notes of $280,000 which was being amortized over the term of the notes. The unamortized portion of this additional financing cost upon the completion of the IPO was charged to earnings.


NOTE 6 - INCOME TAXES

            A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                                             1997         1996
                                                                           -------      -------
                    Income tax computed at federal statutory tax rate        (34.0)%       34.0%
                    State taxes, net of federal  benefit                       0.1          6.2
                    Surtax exemption                                          --           (1.2)
                    Change in valuation allowance                             31.1           --
                    Other                                                      0.2          1.5
                                                                           -------      -------

                          TOTAL                                               (2.6)%       40.5%
                                                                           =======      =======

            Significant components of the Company's deferred tax assets and liabilities for income taxes at August 31, 1997 consisted of the following:

                    Deferred tax assets
                       Accrued payroll and other expenses                    $  32,715
                       Accrued warranty and service costs                       20,744
                       Net operating loss carryforward                         625,498
                       Other                                                     6,000
                                                                             ---------

                                                                               684,957
                    Valuation allowance                                        378,756
                                                                             ---------

                                                                               306,201
                    Deferred tax liabilities
                       Fixed assets                                             (7,513)
                       Capitalized computer software development costs        (298,688)
                                                                             ---------
                             NET DEFERRED TAX ASSET                          $       -
                                                                             =========


            The Company's valuation allowance increased $378,756 during the year ended August 31, 1997. At August 31, 1997, the Company had net operating loss carryforwards of approximately $1,800,000 that expire in 2012.

            The components of the income tax provision for the years ended August 31, 1997 and 1996 are as follows:

                                              1997            1996
                                            --------        --------
                    Current
                          Federal           $(40,780)       $(12,097)
                          State                1,600          (3,180)
                                            --------        --------

                                             (39,180)        (15,277)
                                            --------        --------
                    Deferred
                          Federal                293          23,770
                          State                   87           7,100
                                            --------        --------

                                                 380          30,870
                                            --------        --------

                                TOTAL       $(38,800)       $ 15,593
                                            ========        ========


NOTE 7 - SHAREHOLDERS' EQUITY

            Issuance of Common Stock
            In June 1997, the Company completed an IPO where it sold 1,150,000 shares of common stock at $5.00 per share. Gross proceeds from the sale were $5,750,000.

            Stock Option Plan
            In September 1996, the board of directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock has been reserved for issuance. As of August 31, 1997, no options have been granted. The Option Plan terminates in 2006, subject to earlier termination by the board of directors.


NOTE 8 - RELATED PARTY TRANSACTIONS

            As of August 31, 1996, accrued compensation due to officer was $150,000 which represents accrued salary due to the Company's president. The amount due does not accrue interest and was repaid from proceeds received in connection with the Company's IPO.

            In connection with the Company's IPO, the Company agreed to grant to its president warrants to purchase up to 300,000 shares of the Company's common stock. The number of warrants to be granted will be based on net income for the year ended August 31, 1998, but cannot exceed 300,000 shares. All such warrants granted will be exercisable for a period of five years at an exercise price of $5.00 per share. Any difference between the price of the Company common stock and the exercise price of $5.00 per share on the measurement date will be recorded as an expense in accordance with APB 25.

            In January 1997, the Company's president borrowed $40,000 from the Company. The amount bears interest at 10% per annum and was repaid upon the completion of the Company's IPO.


NOTE 9 - LINE OF CREDIT

            The Company has available an unsecured $100,000 revolving line of credit from a bank with interest payable on a monthly basis at prime (8.5% at August 31, 1997) plus 3%. The line is personally guaranteed by the Company's president. As of August 31, 1997, no amounts were drawn against the line of credit.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

            The directors, executive officers and key employees of the Company and their ages and positions held with the Company are as follows:


           NAME                                AGE                     POSITION WITH THE COMPANY
DIRECTORS AND EXECUTIVE OFFICES:
Walter S. Woltosz                               52                      Chairman of the Board, Chief Executive Officer and
                                                                        President of the Company and Words+.

Virginia E. Woltosz                             46                      Vice President, Secretary and Director of the Company
                                                                        and Words+.

Dr. David Z. D'Argenio                          47                      Director and Consultant to the Company

Dr. Richard Weiss                               62                      Director

Ron F. Creeley                                  46                      Vice President, Marketing and Sales of the Company

Philip R. Lawrence                              47                      Vice President, Operations of Words+

Momoko A. Beran                                 45                      Chief Financial Officer of the Company and Words+


CERTAIN KEY EMPLOYEES AND CONSULTANTS:
Dr. Michael Bolger                              46                      Director of Life Sciences

Dr. Gregory Moore                               38                      Director of Engineering and Physical Sciences of the
                                                                        Company

            Walter S. Woltosz is a co-founder of the Company and has served as its Chief Executive Officer and President and as Chairman of the Board of Directors since its incorporation in July 1996. Mr. Woltosz is also a co-founder of Words+ and has served as its Chief Executive Officer and President since its incorporation in 1981.

            Virginia E. Woltosz is a co-founder of the Company and has served as its Vice President and Secretary since its incorporation in July 1996. Mrs. Woltosz is also a co-founder of Words+ and has served as its Vice President, Secretary and Treasurer since its incorporation in 1981. Virginia E. Woltosz is the wife of Walter S. Woltosz.

            Ronald F. Creeley joined the Company in February 1997 as its Vice President, Marketing and Sales. Prior to joining the Company, Mr. Creeley had been Marketing Director at Union Pen Company, Time Resources, and New England Business Services, Inc., with experience in marketing and research.

            Philip R. Lawrence joined Words+ in January 1993 as a sales representative. He was promoted to Director of Marketing and Sales of Words+ in 1995, and was Promoted to Vice President, Operation of Words+.

            Dr. David Z. D'Argenio started to serve as a Director of the Company in June 1997. He is currently Professor and Chairman of Biomedical Engineering at the University of Southern California ("USC"), and has been on the faculty at USC since 1979. He also serves as the Co-Director of the Biomedical Simulations Resource Project at USC, a project funded by the National Institutes of Health since 1985.

            Dr. Richard R. Weiss started to serve as a Director of the Company in June 1997. From October 1994 to the present, Dr. Weiss has acted as a consultant to a number of aerospace companies and to the U.S. Department of Defense through his own consulting entity, Richard R. Weiss Consulting Services. From June 1993 through July 1994, Dr. Weiss was employed by the U.S. Department of Defense as its Deputy Director, Space Launch & Technology.

            Momoko A. Beran joined Words+ in June 1993 as Director of Accounting and was named the Company's Chief Financial Officer in July 1996.

            Certain Key Employees and Consultants:

            Dr. Michael B. Bolger is the Director, Life Sciences for the Company, having joined the Company in October 1996. Dr. Bolger is Associate Professor of Pharmacy at the USC, a co-founder and former director of CoCensys, Inc., a pharmaceutical firm in Irvine, California. He is the author of 16 computer programs related to molecular chemistry, pharmacokinetics, cellular growth, and data reduction in pharmacology and related areas, including the Cyber Patient, drug shelf life, and receptor structure simulation programs the Company acquired.

            Dr. Gregory Moore joined the Company in October 1997 as the Company's Director of Engineering and Physical Science. Dr. Moore holds a Ph.D. from the University of California, Santa Barbara, in Mechanical Engineering. Previously, Dr. Moore was employed at the MacNeal-Schwendler

Corporation, specializing in the development and marketing of large-scale structural optimization software tools. His expertise focuses on the development and application of computer-based numerical simulation and optimization techniques.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

            Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission and NASDAQ. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.

            Based solely on the Company's review of the copies of those forms received by the Company, or written representations from such persons that no Forms 5 were required to be filed, it appears that all reports due were timely filed.

Item 10.  Executive Compensation

            The following table sets forth certain information concerning compensation paid or accrued for the fiscal year ended August 31, 1997, 1996 and 1995 by the Company to or for the benefit of the Company's President. No other executive officers of the Company received total annual compensation for the fiscal year ended August 31, 1997, 1996 and 1995 that exceeded $100,000. As permitted under the rules of the Securities and Exchange Commission, no amounts are shown in the table below with respect to any perquisites paid to named officer because the aggregate amount of such perquisites (e.g., auto allowance) did not exceed the lessor of (i) $50,000 or (ii) 10% of the total annual salary and bonus of a named officer.


                             NAME AND                                                                    FISCAL
                        PRINCIPAL POSITION                                          SALARY                YEAR
                        ------------------                                          ------                ----
                    Walter S. Woltosz . . . . . . . . . . . . . . . . . .          $ 70,000               1995
                    President and Chief Executive Officer                          $ 82,500               1996
                                                                                   $300,000 *             1997

            * Includes $150,000 accrued but unpaid compensation paid from proceeds of the Company's Initial Public Offering.

EMPLOYMENT AND OTHER COMPENSATION AGREEMENTS

            The Company has an employment agreement with Walter Woltosz commencing September 1, 1996 that extends until August 31, 1999. The agreement provides for an annual salary of $150,000. Pursuant to such agreement, Mr. Woltosz is entitled to such health insurance and other benefits that are not inconsistent with that which the Company customarily provides to its other management employees and to reimbursement of customary, ordinary and necessary business expenses incurred in connection with the rendering of services to the Company. The agreement also provides that the Company may terminate the agreement upon 30 days' written notice if termination is without cause and that the Company's only obligation to Mr. Woltosz would be for a payment equal to the greater of (i) 12 months of salary or (ii) the remainder of the term of the employment agreement from the date of notice of termination. Further, the agreement provides that the Company may terminate the agreement for cause (as defined) and that the Company's only obligation to Mr. Woltosz would be limited to the payment of Mr. Woltosz' salary and benefits through and until the effective date of any such termination.

            Commencing with the Company's fiscal year ending 1997 and for each fiscal year thereafter, Walter and Virginia Woltosz are entitled to receive bonuses not to exceed $150,000 and $60,000, respectively, equal to 5% of the Company's net annual income before taxes. In addition, if the closing price of the Company's Common Stock averages in excess of $10 per share for a period of 20 consecutive trading days during any fiscal year, then the Company will grant to each of Mr. And Mrs. Woltosz options under the 1996 Stock Option Plan, exercisable for five years, to purchase 50 shares of Common Stock for each $1,000 of net income before taxed that the Company earns with respect to such fiscal year (up to a Maximum of 60,000 options each until August 31, 1999) at an exercise price equal to the market value per share as of the date of grant.

            If the Company's after tax net income for the fiscal year ending August 31, 1998 as reflected in the Company's audited financial statements is $3,000,000 or more, Walter and Virginia Woltosz will be granted warrants to purchase 300,000 shares of the Company's Common Stock. If such after tax net income is $2,000,000 to $3,000,000, then the Woltosz' shall be granted warrants to acquire 200,000 shares of the Company's Common Stock, and for each additional $100,000 of after tax net income above $2,000,000 for such fiscal year, the Woltosz' shall be entitled to receive warrants to acquire 10,000 shares of Common Stock. All such warrants shall be exercisable for a period of five years from June 18, 1997 at an exercise price of $5.00 per share, subject to adjustment in certain circumstances.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

            The information required by Item 11 will be contained in the Company's definitive proxy statement (the "Proxy Statement") for its 1998 annual shareholders' meeting, which is hereby incorporated by reference.

Item 12.  Certain Relationships and Related Transactions

            The information required by Item 12 will be contained in the Proxy Statement, which is incorporated by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this report as required by Item 601 of Regulation S-B:


EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
   3.1   Articles of Incorporation of the Registrant(1)
   3.2   Amended and Restated Bylaws of the Registrant(1)
   4.1   Articles of Incorporation of the Registrant (incorporated by reference to
         Exhibit 3.1 hereof and Bylaws of the Registrant (incorporated by reference to
         Exhibit 3.2 hereof)
   4.2   Form of Common Stock Certificate(1)
   4.3   Share Exchange Agreement(1)
  10.1   Simulations Plus, Inc. 1996 Stock Option Plan (the "Option Plan") and terms of agreements relating thereto(1)+
  10.2   Subscription Agreement with Patricia Ann O'Neil(1)
  10.3   Security Agreement with Patricia Ann O'Neil(1)
  10.4   Promissory Note made by the Registrant in favor of Patricia Ann O'Neil(1)
  10.5   Warrants to purchase 150,000 shares of Common Stock of the Registrant issued to
         Patricia Ann O'Neil(1)
  10.6   First Amendment to Agreement with Patricia Ann O'Neil(1)
  10.7   Subscription Agreement with Fernando Zamudio(1)
  10.8   Security Agreement with Fernando Zamudio(1)
  10.9   Promissory Note made by the Registrant in favor of Fernando Zamudio(1)
  10.10  Warrant to purchase 100,000 shares of Common Stock of the Registrant issued to
         Fernando Zamudio(1)
  10.11  Employment Agreement by and between the Registrant and Walter S. Woltosz(1)+
  10.12  Performance Warrant Agreement by and between the Registrant and Walter S. and
         Virginia E. Woltosz(2)+
  10.13  Software Acquisition Agreement by and between the Registrant and Michael B.
         Bolger(1)
  10.14  Sublease Agreement dated May 7, 1993 by and between the Registrant and
         Westholme Partners (along with Consent to Sublease and master lease agreement)(1)
  10.15  Lease Agreements dated August 22, 1996 by and between Words+, Inc. and
         Abbey-Sierra LLC(1)
  10.16  Form of 10% Amended and Restated Promissory Note issued in connection with the Registrant's Private Placement(2)
  10.17  Form of Subscription Agreement relative to the Registrant's Private
         Placement(1)
  10.18  Form of Lock-up Agreement with Bridge Lenders(2)
  10.19  Form of Indemnification Agreement(1)
  10.20  Form of Lock-Up Agreement with the Woltosz'(2)
  10.21  Letter of Intent by and between the Registrant and Therapeutic Systems
         Research Laboratories(1)
  10.22  Form of Representative's Warrant to be issued by the Registrant in favor of the Representative(2)
  10.23  Form of Warrant issued to Bridge Lenders(2)
  10.24  License Agreement by and between the Registered Therapeutic Systems Research
         Laboratories(3)
  27.1   Financial Data Schedule(3)

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997 (the "Registration Statement").

(2) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement filed on May 27, 1997.

(3) Filed herewith.

 +  Management Contract or Compensatory Plan.

    (b)  Reports on Form 8-K
         None.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palmdale, State of California, On December 15, 1997.


                                             SIMULATIONS PLUS, INC.


                                             By /s/ Momoko A. Beran
                                               -------------------------------
                                                Momoko A. Beran
                                                Chief Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on December 15, 1997.


       SIGNATURE                                                          TITLE

       /s/ Walter S. Woltosz
-----------------------------------------         Chairman of the Board of Directors, President
           Walter S. Woltosz                      and Chief Executive Officer


       /s/ Virginia E. Woltosz
-----------------------------------------
       Virginia Woltosz                           Senior Vice President, Secretary and Director of
                                                  the Company

-----------------------------------------
         Dr. David Z. D'Argenio                   Director and Consultant to the Company



       /s/ Dr. Richard Weiss
-----------------------------------------
           Dr. Richard Weiss                      Director

       /s/ Momoko A. Beran
-----------------------------------------
           Momoko A. Beran                        Chief Financial Officer (Principal Financial and Accounting Officer)
                                                  of the Company