Form 10KSB/A
period 1997-08-31
SIMULATIONS PLUS INC
filed 1997-12-31
CIK 1023459

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.


===============================================================================

                                AMENDMENT NO. 1

        The undersigned registrant hereby amends the following portion of its Annual Report on Form 10-KSB for the fiscal year ended August 31, 1997, as set forth in the pages attached hereto:


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        The information with respect to the above items is being included herewith because no proxy statement containing the information required by these items will be prepared within the required time period.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SIMULATIONS PLUS, INC. (Registrant)


Dated: December 30, 1997            By: /s/ WALTER S. WOLTOSZ
                                        ----------------------------------
                                        Walter S. Woltosz, President and
                                        Chief Executive Officer

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

            Based solely on the Company's review of the copies of those forms received by the Company, or written representations from such persons that no Forms 5 were required to be filed, it appears that all reports due were timely filed except that an executive officer of the Company failed to file on Form 5 in connection with acquiring 1,000 shares of the Company's common stock when the Company completed its initial public offering.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 29, 1997 by (i) each person who is known to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group:


                                               AMOUNT AND NATURE OF        PERCENT
           BENEFICIAL OWNER(1)                 BENEFICIAL OWNERSHIP       OF CLASS
-----------------------------------------      --------------------       --------
Walter S. and Virginia E. Woltosz.........            2,200,000             65.67%
Momoko Beran..............................                    0                 0
Ronald F. Creely..........................                1,000                 *
Philip R. Lawrence........................                    0                 0
Dr. David Z. D'Argenio....................                    0                 0
Dr. Richard Weiss.........................                1,000                 *
All current directors and officers as a
  group (7 persons)(2)....................            2,202,000             65.73%

---------------
  * Less than 1%.

(1) Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2) The address of each director and executive officer named is c/o the Company, 40015 Sierra Highway, Building B-110, Palmdale, California 93550.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has employment and other compensation agreements with certain executive officers. See "Executive Compensation."

     In August 1996, the Company issued 2,200,000 shares of its Common Stock to Walter S. Woltosz and Virginia E. Woltosz in exchange for 2,000 shares of Words+, Inc. Pursuant to the Share Exchange Transaction, Words+, Inc. became a wholly-owned subsidiary of the Company.

     The Company has available a $100,000 revolving line of credit from a bank. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors. All amounts due and owing on the line of credit were repaid in January 1997, with a portion of the proceeds that the Company received from a private placement of its securities. In April and May 1997, the Company drew down $100,000 of the line of credit and repaid such amount in June 1997. See "Management's Discussion and Analysis or Plan of Operation."

     During the Fiscal year ended August 31, 1995, the Company, from time to time, borrowed money from Mr. Woltosz to purchase equipment and supplies used by the Company. At August 31, 1995, $34,148 was owed to Mr. Woltosz by the Company. Such amounts were due at the discretion of Mr. Woltosz and bore interest at the rate of 6% per annum. All such amounts were repaid by the Company to Mr. Woltosz in June 1996.

     Out of the proceeds of a private placement, the Company loaned an aggregate of $40,000 to Mr. Woltosz. Such amount bore interest at the rate of 10% per annum and was to be repaid at the demand of the Company and was repaid in June 1997. Out of the proceeds of the Company's initial public offering, the Company paid Mr. Woltosz $150,000 in satisfaction of accrued but unpaid compensation.

     In April 1993, the Woltosz' and the Company entered into a lease pursuant to which the Woltosz' leased to the Company, for use by one of the Company's salespersons, a 1991 Ford Taurus Sedan. Pursuant to the terms of the lease, the Company agreed to pay the Woltosz' $300 per month. This car was replaced in February 1997 with a 1997 Pontiac Grand Am and the Company has agreed to continue to pay the Woltosz' $300 per month.

     All transactions between the Company and its shareholders, officers or directors or their affiliates will continue to be on terms no less favorable to the Company than could be obtained from an unaffiliated third party and will be approved by a majority of the disinterested directors of the Company. In the future, no loans or advances will be made to any officer, director or five percent (5%) or greater shareholder of the Company or any affiliate of any of the foregoing except for bona fide business purposes.