Form 10QSB
period 1997-11-30
SIMULATIONS PLUS INC
filed 1998-01-20
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCAHNGE ACT OF 1934

                For the quarterly period ended November 30, 1997 or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRITIES EXCHANGE ACT OF 1937

               For the transition period from _________ to _________

                        Commission file number: 000-21665


                             SIMULATIONS PLUS, INC.
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                                 95-4595609
    (State or other jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  identification No.)



                           40015 SIERRA HIGHWAY, B-110
                               PALMDALE, CA 93550
           (Address of principal executive offices including zip code)

                                 (805) 266-9294
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of January 14, 1998, was 3,350,000.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

                                Table of Contents

                                                                            Page
                                                                            ----
                            PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

        Consolidated Balance Sheet at November 30, 1997 (unaudited)             3

        Consolidated Statements of Operations for the three months
         ended November 30, 1997 and 1996  (unaudited)                          4

        Consolidated Statements of Cash Flows for the three months
         ended November 30, 1997 and 1996 (unaudited)                           5

        Notes to Consolidated Financial Statements (unaudited)                  6

Item 2. Management's Discussion and Analysis or Plan of Operations

        General                                                                 9

        Results of Operations                                                  10

        Liquidity and Capital Resources                                        12

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     14

Item 2.  Changes in Securities                                                 14

Item 3.  Defaults upon Senior Securities                                       14

Item 4.  Submission of Matters to a Vote of Security Holders                   14

Item 5.  Other Information                                                     14

Item 6.  Exhibits and Reports on Form 8-K                                      14

Signature                                                                      15

Exhibit Index                                                                  16

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                November 30, 1997
                                   (Unaudited)

ASSETS
Current assets:
      Cash and cash equivalents (note 2)                     717,196
      Investments  (note 3)                                  917,598
      Accounts receivable, net of allowance for
        doubtful accounts of $15,000                         243,032
      Prepaid Expenses                                        32,414
      Income tax receivable                                   51,596
      Inventory                                              172,587
                                                          ----------
                  Total Current Assets                     2,134,423
                                                          ----------

Capitalized computer software development costs,
        net of accumulated amortization  (note 7)            882,585
Furniture and equipment, net  (note 4)                       227,135
Other assets                                                   7,313
                                                          ==========
                                                           3,251,456
                                                          ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
      Accounts payable                                        60,833
      Accrued payroll and other expenses                     145,994
      Accrued warranty and service costs                      52,870
      Current portion of capitalized lease obligations        27,997
                                                          ----------
                  Total Current                              287,693
                  liabilities
                                                          ----------

Capitalized lease obligations, net of current portion         53,820
                                                          ----------
                  Total Liabilities                          341,513
                                                          ----------

Shareholders' equity
      Common stock: $.001 par value, authorized
        20,000,000 shares, issued and outstanding
        3,350,000 (note 5 & 6)                                 3,350
      Additional paid-in capital                           4,595,771
      Accumulated deficit                                 (1,689,178)
                                                          ----------
                  Total shareholders' equity               2,909,943
                                                          ==========
                                                           3,251,456
                                                          ==========



      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS For the three
                     months ended November 30, 1997 and 1996
                                   (Unaudited)

                                              Three months ended
                                           -------------------------
                                            11/30/97       11/30/96
                                           ----------     ----------
Net sales                                     543,063        541,816
Cost of sales                                 329,363        253,570
                                           ----------     ----------
Gross Profit                                  213,700        288,246
                                           ----------     ----------
Operating expenses:
      Selling, General & Administrative       611,886        505,037
      Research and Development                137,283         30,526
                                           ----------     ----------
        Total Operating Expenses              749,169        535,563
                                           ----------     ----------

Loss from operations                         (535,469)      (247,317)

Other income (expenses):
      Income from grant                        75,000         17,159
      Interest revenue                         20,408            153
      Interest expense                         (3,029)       (17,310)
                                           ----------     ----------

Loss before provision for Income taxes       (443,089)      (247,315)
Provision (benefit) for income taxes                0        (38,800)

                                           ----------     ----------
Net loss                                     (443,089)      (208,515)
                                           ==========     ==========
Net loss per share                              (0.13)         (0.09)
                                           ==========     ==========
Weighted Ave. # of common shares
      outstanding                           3,350,000      2,390,000


      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended November 31, 1997 and 1996
                                   (Unaudited)


                                                                     Three months ended
                                                                  -------------------------
                                                                   11/30/97       11/30/96
                                                                  ----------     ----------
Cash flows from operating activities:
   Net Loss                                                         (443,089)      (208,515)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization of furniture and
          equipment                                                    8,698          7,373

        Amortization of capitalized software development costs        52,227         18,619
      (Increase) decrease in:
        Accounts receivable                                          132,019        (42,571)
        Inventory                                                     50,211          6,662
        Other assets                                                  (4,731)        17,852
        Income tax receivable                                          5,830
   Increase (decrease) in:
        Accounts payable                                             (79,709)        93,703
        Accrued payroll and other expenses                            (4,715)        23,810
        Accrued warranty and service costs                             1,011
                                                                  ----------     ----------
   Net cash used in operating activities                            (282,248)       (83,067)
                                                                  ----------     ----------
Cash flows from investing activities:
   Purchase of Investment                                           (917,598)
   Purchase of furniture and equipment                               (45,387)       (41,147)
   Capitalized computer software development cost                   (188,092)      (131,645)
                                                                  ----------     ----------
   Net cash used in investing activities                          (1,151,077)      (172,792)
                                                                  ----------     ----------

Cash flows from financing activities:
   Increase in book overdraft                                                        31,226
   Proceeds from line of credit, net                                                  6,461
   Payments on capitalized lease obligations                          (6,240)        (4,005)
   Increase in deferred offering costs                                             (251,923)
   Proceeds from notes payable                                                      300,000
                                                                  ----------     ----------
   Net cash provided by (used in) financing activities                (6,240)        81,759
                                                                  ----------     ----------
   Net decrease in cash                                           (1,439,565)      (174,100)
   Cash, beginning of period                                       2,156,761        174,100
                                                                  ----------     ----------
   Cash, end of period                                               717,196              0
                                                                  ==========     ==========



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

Note 2: CASH AND CASH EQUIVALENTS

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of November 30, 1997, the Company had on deposit with a high-quality financial institution cash and cash equivalents in the amount of $622,077 that are uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3:  INVESTMENTS

In October 1997, the Company purchased commercial notes in the aggregate amount of $917,598 through a high-quality financial institution. These notes are all highly rated commercial notes with the average yield of 5.942% at the time of purchase, and mature at the different time periods. The Company has not experienced any losses in such notes and believes it is not exposed to any significant credit risk on the investments.

Note 4: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

        Equipment                                         $  40,555
        Computer equipment                                  346,324
        Furniture and fixtures                               43,925
        Leasehold improvements                                5,900
                                                          ---------
                                                            436,704
        Less accumulated depreciation                       209,569
                                                          ---------
                                                          $ 227,135
                                                          =========

Note 5: PROMISSORY NOTES PAYABLE

In August and September 1996, the Company entered into two Subscription Agreements whereby the Company issued two notes in the amount of $200,000 and $300,000, respectively, and issued 100,000 and 150,000 warrants, respectively, to purchase shares of common stock. The warrants are exercisable at $4.00 per share and expire five years from the date of grant. The notes were repaid upon completion of the Company's Initial Public Offering ("IPO") in June 1997.

In December 1996 and January 1997, the Company entered into Subscription Agreements whereby the Company issued 10% promissory notes (the "Bridge Notes") in the aggregate amounts of $1,100,000 to certain lenders (the "Bridge Lenders") and issued 280,000 Warrants (the "Bridge Warrants") to purchase Common Stock. The Bridge Warrants are exercisable at $2.50 per share and expire five years from the date of grant. The Bridge Lenders have agreed not to resell or otherwise transfer such Bridge Warrants or the Shares of Common Stock issuable upon exercise thereof until 365 days after the completion of the Company's IPO. The principal and unpaid interest on the Bridge Notes were repaid after the Company's IPO in June 1997.

Note 6:  STOCKHOLDERS' EQUITY

Initial Public Offering

On June 18, 1997, the Company completed an IPO of 1,150,000 shares, resulting in net proceeds to the Company of approximately $4,400,000 after paying underwriters' fees and costs associated with the offering.

Issuance of Underwriters Warrant

The Company issued to the underwriters in the IPO, in consideration for $100, a warrant to purchase 115,000 shares, at a per share exercise price of $6.00 per share. The warrant is exercisable through June 17, 2001.

Note 7: SOFTWARE DEVELOPMENT COSTS

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

Note 8: Income Taxes

The Company used the liability method of accounting for income taxed pursuant to SFAS No. 109 "Accounting for Income Taxes."

Note 9: Related Party Transactions

In connection with the company's IPO, the Company agreed to grant to its president warrants to purchase up to 300,000 shares of the Company's common stock. The number of warrants to be granted will be based on net income for the year ended August 31, 1998, but cannot exceed 300,000 shares. All such warrants granted will be exercisable for a period of five years at an exercise price of $5.00 per share. Any difference between the price of the Company common stock and the exercise price of $5.00 per share on the measurement date will be recorded as an expense in accordance with APB25.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended November 30, 1997 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

Simulations Plus's existing products consist of five of its expanding series of FutureLabTM educational simulation software titles, which were first released in May 1997. These are Circuits for Physical Science, Gravity for Physical Science, Universal Gravitation for Physical Science, Optics for Physical Science, and Ideal Gas for Chemistry. The Company is currently developing additional new titles as well as converting the titles from Visual Basic for Windows only to Visual C++ for both Macintosh and Windows platforms. The conversion effort, begun in May 1997, has taken longer than anticipated, but is now nearing completion. Upon completion, the development team will accelerate the development of new titles to expand the Company's Educational Simulation Software product line. FutureLab(TM) software has received recognition from Computers in Physics magazine, which declared it a winner in its eighth annual software contest, as well as from two educational institutions who perform rigorous educational software evaluation.

Simulations Plus is also involved in the development of simulation software for the pharmaceutical industry. Two programs are currently under development:
HelixGen(TM) and GastroPlus(TM). HelixGen predicts the shape of the receptor sites of certain transmembrane proteins for the purpose of analytically determining whether new candidate drug compounds will bind to those sites. GastroPlus predicts the rate and location of absorption of new candidate drug compounds in the human gastro-intestinal tract for the purpose of determining whether new candidate drug compounds will be absorbed into the blood stream from the gastro-intestinal tract. Among the Company's goals in this area are to provide comprehensive, highly accurate simulations that can save a great deal of time and money in the development of pharmaceutical products, and to reduce the need for animal testing in the future.

In 1997, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL") to have exclusive rights to TSRL's technology and database for drug compound absorption in animal and human test subjects. Through the formation of this strategic alliance with TSRL, the development costs and time for GastroPlus were significantly reduced.

The Company has not yet completed the development of any of its pharmaceutical simulations programs, and has not yet offered any for sale; however, the GastroPlus program is beginning final Beta testing and is expected to be released by the end of February 1998.

Words+, Inc.' products consist of a catalog of software and hardware products designed to provide communication and computer access for persons with severe disabilities. The Company's most famous user is theoretical astrophysicist Professor Stephen Hawking, author of the best-selling A Brief History of Time. (The Company's Pegasus LITE communication device received a Computerworld Smithsonian Finalist Award in June 1997.)

Words+, Inc. released a new software program called Abbreviate! in November 1997. It allows the user to create a personal library of frequently-used abbreviations for use in virtually any Windows-based program. The company is currently pursuing distribution relationships with a number of major software manufacturers for Abbreviate!, as well as implementing an aggressive marketing program. No assurance can be given that Words+, Inc. will be successful in establishing such distribution relationships or, if successful, that such distribution relationships will be on terms that are acceptable or favorable to Words+, Inc. Abbreviate! was named PC Week magazine's "Tool of the Week" in their December 1, 1997 issue.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; Please refer to the Company's consolidated statements of operations.)

                                               Three Months Ended
                                       --------------------------------------
                                            11/30/97            11/30/96
                                       --------------------------------------
Net sales                              $ 543       100.0%   $ 542       100.0%
Cost of sales                            329        60.6      254        46.9
                                       --------------------------------------
Selling, general and administrative      612       112.7      505        93.2
Research and development                 137        25.2       31         5.7
                                       --------------------------------------
Total operating expenses                 749       137.9      536        98.9
                                       --------------------------------------
Loss from operations                    (535)      (98.5)    (247)      (45.6)
Income from grant                         75        13.8       17         3.1
Interest revenue                          20         3.7        0         0
Interest expense                          (3)       (0.6)     (17)       (3.1)
Provision (benefit) for taxes              0           0      (39)       (7.2)
                                       --------------------------------------
Net loss                               $(443)      (81.6)%  $(209)      (38.6)%
                                       ======================================

Net Sales

Net sales increased $1,000, or 0.2%, to $543,000 in the first fiscal quarter of 1998 from $542,000 in the first fiscal quarter of 1997. Words+, Inc.'s sales decreased approximately $10,000 but this decline is offset of the $11,000 sales generated from Simulations Plus.

Cost of Sales

Cost of sales increased $75,000, or $29.5%, to $329,000 in the first fiscal quarter of 1998 from $254,000 in the first fiscal quarter of 1997. Management attributes this increase is primarily to the amortization of Capitalized Software. The sales of newly released educational simulation software have not yet increased to a level to cover the systematic amortization of Capitalized Software cost. The amortization cost increased $34,000, or 188.9%, to $52,000 in the first fiscal quarter of 1998 from $18,000 in the first fiscal quarter of 1997. For Words+, hardware sales, which have a lower margin than software sales, constituted a higher percentage of total sales in the first fiscal quarter of 1998 than in the first fiscal quarter of 1997, resulting in increased cost of sales in the first fiscal quarter of 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $107,000, or 21.2%, to $612,000 in the first fiscal quarter of 1998 from $505,000 in the first fiscal quarter of 1997 primarily due to the expansion of the Company's simulation software efforts as the Company added staff and other associated overhead costs, and due to the expansion of the sales force for Words+. A portion of the increase was also due to higher professional fees necessary to be a public company, increases in salaries and wages, and increased printing and advertising costs.

Research and Development

The Company incurred approximately $163,000 of research and development costs during the first quarter of 1997 and $31,000 was expensed. In the first quarter of 1998, the Company incurred $325,000 of research and development costs, of which $188,000 was capitalized and $137,000 was expensed. The 89.8% increase in research and development expenditure from the first quarter of 1997 to the first quarter of 1998 was due to the expanded development work on educational and pharmaceutical simulation software begun in September 1997.

Income from Grant

During the first fiscal quarter of 1997, the Company received the final $17,000 of a $51,000 grant (Phase I) from the National Science Foundation (the "NSF") to develop software to allow physically-disabled students to perform simulated laboratory experiments on a computer, which became the beginning of the development of the FutureLab(TM) series of educational simulation software. In the first fiscal quarter of 1998, the Company received the first $75,000 of a $300,000 grant (Phase II) from the NSF to further develop the FutureLab(TM) series.

Interest Revenue

Interest revenue for the first fiscal quarter of 1998 increased to $20,000 from $0 in the first fiscal quarter of 1997. This increase is primarily to the interest earned on funds received from IPO proceeds, currently invested in highly rated commercial notes.

Interest Expense

Interest expense for the first fiscal quarter of 1998 decreased by $14,000, or 82.4%, to $3,000 from $17,000 in the first fiscal quarter of 1997. This decrease is attributable primarily to the decline of the finance charges incurred in the first fiscal quarter of 1997 for the Bridge Loans, which does not exist in the first fiscal quarter of 1998 because such Bridge Notes were repaid in June 1997.

Net Loss

Net loss for the three months ended November 30, 1998 increased by $234,000, or 112.0%, to $443,000 in the first fiscal quarter of 1998 compared to $209,000 in the first fiscal quarter of 1997. Management attributes this decline primarily to the increase in Cost of sales, the increase in Selling, General and Administrative expenses, and increase in Research and Development expense compared to the three months ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, cash loans from the officers on an as-needed basis, and proceeds from the Company's IPO.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The outstanding balance under the revolving line of credit as of November 30, 1997 and November 30, 1996 was $0 and $100,000 respectively. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

In 1996, the Company was awarded a $51,000 Phase I SBIR grant from the National Science Foundation, the purpose of which was to help fund the Company's development of educational simulation software for the school and home study markets. In October 1997, the Company was also awarded a follow-on $300,000 Phase II grant for the same purpose, which will be paid in four equal payments of $75,000 semi-annually. The first payment on such grant was received in October 1997.

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

                                           Simulations Plus, Inc.

Date:  January 20, 1998                By: /s/ MOMOKO BERAN
                                           -------------------------------------
                                           Momoko Beran
                                           Chief Financial Officer