Form 10QSB
period 1998-02-28
SIMULATIONS PLUS INC
filed 1998-04-20
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCAHNGE ACT OF 1934

        For the quarterly period ended February 28, 1998 or

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

                              Yes [X]       No [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of April 14, 1998, was 3,350,000.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                                Table of Contents

                                                                               Page
                                                                               ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet at February 28, 1998 (unaudited)              3

        Consolidated Statements of Operations for the three and six months
         ended February 28, 1998 and 1997  (unaudited)                           4

        Consolidated Statements of Cash Flows for the six months
         ended February 28, 1998 and 1997 (unaudited)                            5

        Notes to Consolidated Financial Statements (unaudited)                   6

Item 2. Management's Discussion and Analysis or Plan of Operations

        General                                                                  9

        Results of Operations                                                   11

        Liquidity and Capital Resources                                         15

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                       17

Item 2. Changes in Securities                                                   17

Item 3. Defaults upon Senior Securities                                         17

Item 4. Submission of Matters to a Vote of Security Holders                     17

Item 5. Other Information                                                       17

Item 6. Exhibits and Reports on Form 8-K                                        17

Signature                                                                       18

Exhibit Index                                                                   19

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                February 28, 1998
                                   (Unaudited)

ASSETS
Current assets:
      Cash and cash equivalents (note 2)                                       97,354
      Investments (note 3)                                                    792,862
      Accounts receivable, net of allowance for
        doubtful accounts of $15,000                                          311,549
      Prepaid Expenses                                                         37,119
      Income tax receivable                                                    51,596
      Inventory                                                               190,982
                                                                           ----------
                 Total Current Assets                                       1,481,462
                                                                           ==========

Capitalized computer software development costs,
        net of accumulated amortization (note 7)                              950,557
Furniture and equipment, net (note 4)                                         309,465
Other assets                                                                    7,313
                                                                           ----------
                                                                            2,748,797
                                                                           ----------


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
      Accounts payable                                                        113,920
      Accrued payroll and other expenses                                      162,059
      Accrued warranty and service costs                                       44,292
      Current portion of capitalized lease obligations                         29,550
                                                                           ----------
                 Total Current Liabilities                                    349,821
                                                                           ----------
Capitalized lease obligations, net of current portion                          45,508
                                                                           ----------
                 Total Liabilities                                            395,329
                                                                           ==========

Shareholders' equity
      Common stock: $.001 par value, authorized
        20,000,000 shares, issued and outstanding 3,350,000
        (note 5 & 6)                                                            3,350
      Additional paid-in capital                                            4,595,771
      Accumulated retained deficit                                         (2,245,654)
                                                                           ----------
                 Total shareholders' equity                                 2,353,467
                                                                           ----------
                                                                            2,748,797
                                                                           ==========



      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and six months ended February 28, 1998 and 1997
                                   (Unaudited)

                                                             Three months ended               Six months ended
                                                         --------------------------      -------------------------
                                                          02/28/98        02/28/97        02/28/98        02/28/97
                                                         ----------      ----------      ----------      ----------
Net sales                                                   532,609         677,748       1,075,672       1,219,564
Cost of sales                                               272,264         314,728         601,627         568,298
                                                         ----------      ----------      ----------      ----------
Gross Profit                                                260,345         363,020         474,045         651,266
                                                         ----------      ----------      ----------      ----------
Operating expenses:
      Selling, General & Administration                     696,364         433,441       1,308,250         938,478
      Research and Development                              125,949          25,350         263,232          55,876
                                                         ----------      ----------      ----------      ----------
        Total Operating Expenses                            822,313         458,791       1,571,482         994,354
                                                         ==========      ==========      ==========      ==========

Loss from operations                                       (561,968)        (95,771)     (1,097,437)       (343,088)
Other income (expenses):
      Income from grant                                           0               0          75,000          17,159
      Interest revenue                                        8,498           1,105          28,906           1,258
      Financing costs                                             0         (81,667)              0         (81,667)
      Interest expense                                       (3,005)        (33,170)         (6,034)        (50,480)
                                                         ----------      ----------      ----------      ----------

Loss before provision for Income taxes                     (556,475)       (209,503)       (999,565)       (456,818)
Provision (benefit) for income taxes                              0               0               0         (38,800)
                                                         ----------      ----------      ----------      ----------

Net loss                                                   (556,475)       (209,503)       (999,565)       (418,018)
                                                         ==========      ==========      ==========      ==========
Basic loss per share                                          (0.17)          (0.10)          (0.30)          (0.19)
                                                         ==========      ==========      ==========      ==========
Diluted loss per share                                        (0.17)          (0.10)          (0.30)          (0.19)
                                                         ==========      ==========      ==========      ==========
Weighted Ave. # of common shares outstanding              3,350,000       2,200,000       3,350,000       2,200,000


      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS For the six
                           months ended February 28, 1998 and 1997

                                       (Unaudited)

                                                                                           Six months ended
                                                                                      --------------------------
                                                                                       02/28/98        02/28/97
                                                                                      ----------      ----------
Cash flows from operating activities:
      Net loss                                                                          (999,565)       (418,018)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization of furniture and equipment                       23,205          18,309
           Amortization of capitalized software development costs                        106,251          37,239
           Financing costs                                                                                81,667
           Deferred taxes                                                                                    380
      (Increase) decrease in:
           Accounts receivable                                                            63,502         (42,145)
           Inventory                                                                      31,816         (59,334)
           Other assets                                                                   (9,436)          2,865
           Income tax receivable                                                           5,830
      Increase (decrease) in:
           Accounts payable                                                              (26,622)        (55,365)
           Accrued interest                                                                               39,402

           Accrued payroll and other expenses                                             11,350          29,055
           Accrued warranty and service costs                                             (7,567)          1,374
           Income tax payable                                                                            (40,780)
                                                                                      ----------      ----------
      Net cash provided by (used in) operating activities                               (801,236)       (405,351)
                                                                                      ----------      ----------
Cash flows from investing activities:
      Advance to officer                                                                                 (40,000)
      Sale of investments                                                                124,736
      Purchase of Investments                                                           (917,598)
      Purchase of furniture and equipment                                               (142,363)        (54,583)
      Capitalized computer software development cost                                    (310,088)       (347,605)
                                                                                      ----------      ----------
      Net cash used in investing activities                                           (1,245,313)       (442,188)
                                                                                      ----------      ----------

Cash flows from financing activities:

      Proceeds from line of credit, net                                                                  (93,539)
      Payments on capitalized lease obligations                                          (12,858)        (10,889)
      Increase in deferred offering costs                                                               (443,871)
      Proceeds from notes payable                                                                      1,450,000
                                                                                      ----------      ----------
      Net cash provided by financing activities                                          (12,858)        901,701
                                                                                      ----------      ----------

      Net decrease in cash                                                            (2,059,407)         54,162
      Cash, beginning of period                                                        2,156,761         174,100
                                                                                      ==========      ==========
      Cash, end of period                                                                 97,354         228,262
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

Note 2: CASH AND CASH EQUIVALENTS

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of February 28, 1998, the Company had on deposit with a high-quality financial institution cash and cash equivalents in the amount of $106,312 that are uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3:  INVESTMENTS

In October 1997, the Company purchased commercial notes in the aggregate amount of $917,598 through a high-quality financial institution. These notes are all highly rated commercial notes with the average yield of 5.942% at the time of purchase, and mature at the different time periods. As of February 28, 1998, the Company had $792,862 in these notes. The Company has not experienced any losses in such notes and believes it is not exposed to any significant credit risk on the investments.

Note 4: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

         Equipment                         $ 42,731
         Computer equipment                 289,279
         Furniture and fixtures              43,925
         Leasehold improvements               5,900
         Demo Equipment                     105,012
         Rental Equipment                    46,693
                                           --------
                                            533,540
         Less accumulated depreciation      224,075
                                           --------
                                           $309,465
                                           ========

Note 5: STOCKHOLDERS' EQUITY

Issuance of warrants

In August and September 1996, the Company issued 100,000 and 150,000 warrants associated with two notes in the amount of $200,000 and $300,000, respectively, to purchase common stock. The warrants are exercisable at $4.00 per share and expire five years from the date of grant. To date, these warrants have not been exercised.

Issuance of Bridge Lenders Warrant

In December 1996 and January 1997, the Company issued to the Bridge Lenders 280,000 Warrants (the "Bridge Warrants") to purchase Common Stock. The Bridge Warrants are exercisable at $2.50 per share and expire five years from the date of grant. To date, these warrants have not been exercised.

Issuance of Underwriters Warrant

The Company issued to the underwriters in the IPO, in consideration for $100, a warrant to purchase 115,000 shares, at a per share exercise price of $6.00 per share. The warrant is exercisable through June 17, 2001. To date, these warrants have not been exercised.

Stock Option Plan

On January 2, 1998, the Company issued incentive stock options to purchase an aggregate of 50,000 shares of Common Stock at the market value of $4.25 with the vesting schedule of 5 equal annual installments starting from the date of grant. As of January 2, 1998, 200,000 shares remained available for future grants.

Note 6: SOFTWARE DEVELOPMENT COSTS

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

Note 7: Income Taxes

The Company used the liability method of accounting for income taxed pursuant to SFAS No. 109 "Accounting for Income Taxes."

Note 8: Related Party Transactions

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

Note 9: Earnings Per Share

Effective February 28, 1998, the Company adopted SFAS No. 128 "Earning Per Share." All prior periods presented have been restated to confirm with SFAS No. 128.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended February 28, 1998 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

Simulations Plus's existing products consist of five of its expanding series of FutureLabTM educational simulation software titles, which were first released in May 1997. These are Circuits for Physical Science, Gravity for Physical Science, Universal Gravitation for Physical Science, Optics for Physical Science and Ideal Gas for Chemistry. The Company is currently developing additional new titles as well as converting the original titles from Visual Basic for Windows only to Visual C++ for both Macintosh and Windows platforms. The conversion effort, begun in May 1997, has taken significantly longer than anticipated, but is now nearing completion. Final beta testing of hybrid CD-ROM's for several titles is currently underway on both Macintosh and Windows computers. Upon completion, the development team will accelerate the development of new titles to expand the Company's Educational Simulation Software product line. FutureLab(TM) software has received recognition from Computers in Physics magazine, which declared it a winner in its eighth annual software contest, as well as from two educational institutions who perform rigorous educational software evaluation.

Simulations Plus is also involved in the development of simulation software for the pharmaceutical industry. Two programs are currently under development:
HelixGen(TM) and GastroPlus(TM). HelixGen predicts the shape of the receptor sites of certain transmembrane proteins for the purpose of analytically determining whether new candidate drug compounds will bind to those sites. GastroPlus predicts the rate and location of absorption of new candidate drug compounds in the human gastro-intestinal tract for the purpose of determining whether new candidate drug compounds will be absorbed into the blood stream from the gastro-intestinal tract. GastroPlus entered beta testing with Parke-Davis, Novartis, and three additional large pharmaceutical firms who have asked to remain unnamed during this quarter. Among the Company's goals in the area of pharmaceutical software are to provide comprehensive, highly accurate simulations and related data correlations that can save a great deal of time and money in the development of pharmaceutical products, and to reduce the need for animal testing in the future. No assurance can be given as to whether the Company's goals in this area will be realized.

In 1997, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL") to have exclusive rights to TSRL's technology and database for drug compound absorption in animal and human test subjects. Through the formation of this strategic alliance with TSRL, the development costs and time for GastroPlus were significantly reduced.

The Company has not yet completed the development of any of its pharmaceutical simulations programs, and has not yet offered any for sale; however, the GastroPlus program is expected to be released during April 1998.

Words+, Inc. products consist of a catalog of software and hardware products designed to provide communication and computer access for persons with severe disabilities. The Company's most famous user is theoretical astrophysicist Professor Stephen Hawking, author of the best-selling A Brief History of Time. The Company's Pegasus LITE communication device received a Computerworld Smithsonian Finalist Award in June 1997.

Words+, Inc. released a new communication system called Freedom 2000 in February 1998. It allows persons with disabilities who read at a second-grade level and above to speak and write through alternative input methods (rather than traditional keyboard and mouse). Freedom 2000 with E Z Keys gives the users the ability not only to speak and write, but also to play games and control various items in their environment, such as TV's and telephones. Users are also able to deliver lectures to large groups, use the Internet, and send e-mail. No assurance can be given as to whether this new product will be successful. Words+, Inc., however, new orders during March reached the highest levels in many months, and Freedom 2000 orders constituted a significant portion of these new orders.

Words+ released a new personal productivity software product called Abbreviate! in November 1997, which was named PC Week's Tool of the Week in their December 1 issue, and won Win95 magazine's Editor's Choice Award in March 1998. An Abbreviate! Website has been set up as www.abbreviate.com from which Internet users can order the software or download an evaluation copy. The Company has begun to realize sales of Abbreviate!, however revenues to date have been nominal. No assurance can be given as to whether this new product will be successful.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; Please refer to the Company's consolidated statements of operations.)

                                                          Three Months Ended
                                          --------------------------------------------------
                                                  02/28/98                   02/28/97
                                          --------------------------------------------------
Net sales                                     $533        100.0%         $678        100.0%
Cost of sales                                  272         51.0           315         46.5
                                          --------------------------------------------------
Selling, general and administrative            693        130.0           433         63.9
Research and development                       129         24.2            25          3.7
                                          --------------------------------------------------
Total operating expenses                       822        154.2           458         67.6
                                          --------------------------------------------------
Loss from operations                       (  561)      (105.3)        (  95)     (  14.0)
Interest revenue                                 8          1.5             1          0.2
Financing costs                                                          (82)       (12.1)
Interest expense                               (3)        (0.6)          (33)        (4.9)
                                          --------------------------------------------------
Net loss                                    $(556)      (104.3)%       $(210)       (31.0)%
                                          ==================================================

Net Sales

Net sales decreased $145,000, or 21.4%, to $533,000 in the second fiscal quarter of 1998 from $678,000 in the second fiscal quarter of 1997. Words+, Inc.'s sales decreased approximately $167,000 but this decline is offset by $22,000 of sales generated from Simulations Plus educational simulation software. Management attributes the decrease primarily to the introduction of new products by the Company and by new competitors in the industry. Management believes some customers delayed their purchasing decisions while they evaluated new products during the second fiscal quarter of 1998. The Company has noticed an increase in orders commencing in February 1998, however, no assurance can be given as to whether this trend will continue. Sales of educational simulation software have been slower than expected, in spite of enthusiastic responses from teachers and administrators at the many conferences the Company has exhibited at over the last 6 months. Management believes that the slow response is characteristic of the educational market, and that buying in the educational market is seasonal, with the strongest buying occurring during the Spring and Summer.

Cost of Sales

Cost of sales decreased $43,000, or $13.7%, to $272,000 in the second fiscal quarter of 1998 from $315,000 in the second fiscal quarter of 1997. For Words+, the change in percentage of cost of sales between the second fiscal quarter of 1998 and 1997 is less than 1%. However, for Simulations Plus, the sales of educational simulation software have not yet increased to a level to cover the systematic amortization of capitalized software cost.

The amortization cost increased $35,000, or 184.2%, to $54,000 in the second fiscal quarter of 1998 from $19,000 in the second fiscal quarter of 1997. Management attributes this increase of amortization cost as the primary reason for the decrease in the Company's gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $260,000, or 60.1%, to $693,000 in the second fiscal quarter of 1998 from $433,000 in the second fiscal quarter of 1997 primarily due to the expansion of the Company's simulation software development and marketing activities as the Company added staff, and other associated overhead costs, and due to the expansion of the sales force for Words+. Marketing activities for the Company's new Abbreviate! software also contributed to increased selling expenses following its November 1997 introduction. A portion of the increase was due to higher professional fees necessary to be a public company, increases in salaries and wages, and increased printing, trade shows and advertising costs.

Research and Development

The Company incurred approximately $251,000 of research and development costs during the second quarter of 1998. Of such amount, $122,000 was capitalized and $129,000 was expensed in this period. In the second quarter of 1997, the Company incurred $241,000 of research and development costs, of which $216,000 was capitalized and $25,000 was expensed. The small increase of 4.2% in research and development expenditure from the second quarter of 1997 to the second quarter of 1998 was due to the fact that the Company maintained approximately the same level of development work during these quarters.

Interest Revenue

Interest revenue for the second fiscal quarter of 1998 increased to $8,000 from $1,000 in the second fiscal quarter of 1997. This increase is primarily due to the interest earned on unexpended funds received from the Company's initial public offering (the "IPO") which occurred in June 1997.

Financing Costs

Financing costs for the second fiscal quarter of 1998 was $0 compared to $82,000 for the second fiscal quarter of 1997. The decrease is due to the amortization of loan origination fees of $35,000 and the value attributed to the 280,000 warrants issued in December 1996 and January 1997 of $280,000, which was amortized over the term of the loans.

Interest Expense

Interest expense for the second fiscal quarter of 1998 decreased by $30,000, or 90.9%, to $3,000 from $33,000 in the second fiscal quarter of 1997. This decrease is attributable primarily to the Company having repaid all of its outstanding debts in June 1997 except capitalized lease obligations. The interest expense of $3,000 in the second fiscal quarter of 1998 represents the interest portion of the Company's capitalized lease obligations.

Net Loss

Net loss for the three months ended February 28, 1998 increased by $346,000, or 164.8%, to $556,000 in the second fiscal quarter of 1998 compared to $210,000 in the second fiscal quarter of 1997. Management attributes this increase primarily to the decrease in Sales, the increase in Selling, General and Administrative expenses, and increase in Research and Development expense compared to the three months ended February 28, 1997.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; Please refer to the Company's consolidated statements of operations.)

                                                          Six Months Ended
                                          -------------------------------------------------
                                                  02/28/98                  02/28/97
                                          -------------------------------------------------
Net sales                                   $1,076       100.0%       $1,220        100.0%
Cost of sales                                  602        56.0           569         46.6

                                          -------------------------------------------------
Selling, general and administrative          1,305       121.3           938         76.9
Research and development                       266        24.7            56          4.6
                                          -------------------------------------------------
Total operating expenses                     1,571       146.0           994         81.5
                                          -------------------------------------------------
Loss from operations                       ( 1,097)     (102.0)        ( 343)     (  28.1)
Income from grant                               75         7.0            17          1.4
Interest revenue                                29         2.7             1          0.1
Financing costs                                                          (82)        (6.7)
Interest expense                                (6)       (0.5)          (50)        (4.1)
Provision (benefit) for taxes                    0           0           (39)        (3.2)
                                          -------------------------------------------------
Net loss                                     $(999)      (92.8)%       $(418)       (34.3)%
                                          =================================================

Net Sales

Net sales decreased $144,000, or 11.8%, to $1,076,000 for the six months ended February 28, 1998 compared to $1,220,000 for the six months ended February 28, 1997. Words+, Inc.'s sales decreased approximately $166,000 but this decline is offset by $22,000 of sales generated from Simulations Plus educational simulation software. Management attributes the decrease primarily to the introduction of new products by the Company and by new competitors in the industry. Management believes some customers delayed their purchasing decisions while they evaluated new products during the second fiscal quarter of 1998. The Company has noticed an increase in orders commencing in February 1998, however, no assurance can be given as to whether this trend will continue. Sales of educational simulation software have been slower than expected, in spite of enthusiastic responses from teachers and administrators at the many conferences the Company has exhibited at over the last 6 months. Management believes that the slow response is characteristic of the educational market, and that buying in the educational market is seasonal, with the strongest buying occurring during the Spring and Summer.


Cost of Sales

Cost of sales for the six months ended February 28, 1998 increased $33,000, or $5.8%, to $602,000 compared to $569,000 for the six months ended February 28, 1997. Management attributes this increase primarily to the amortization of capitalized software. The sales of educational simulation software have not yet increased to a level to cover the systematic amortization of capitalized software cost. The amortization cost increased $32,000, or 43.3%, to $106,000 for the six months ended February 28, 1998 from $74,000 for the six months ended February 28, 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $367,000, or 39.1%, to $1,305,000 for the six months ended February 28, 1998 from $938,000 for the six months ended February 28, 1997 primarily due to the expansion of the Company's simulation software development and marketing activities as the Company added staff and other associated overhead costs, and due to the expansion of the sales force for Words+. Marketing activities for the Company's new Abbreviate! software also contributed to increase selling expenses following its November 1997 introduction. A portion of the increase was due to higher professional fees necessary to be a public company, increases in salaries and wages, and increased printing and advertising costs.

Research and Development

The Company incurred approximately $576,000 of research and development costs, of which $310,000 was capitalized and $266,000 was expensed for the six months ended February 28, 1998. For the six months ended February 28, 1997, the Company incurred $404,000 of research and development costs, of which $348,000 was capitalized and $56,000 was expensed. The 42.6% increase in research and development expenditure from the six months ended February 28, 1997 to the same period of 1998 was due to the expanded development work on educational and pharmaceutical simulation software begun in September 1997.

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

Interest Revenue

Interest revenue for the six month ended February 28, 1998 increased to $29,000 from $1 for the six months ended February 28, 1997. This increase is due to the interest earned on funds received from IPO.

Financing Costs

Financing costs for the six months ended February 28, 1998 was $0 compared to $82,000 for the six months ended February 28, 1997. The decrease is due to the amortization of loan origination fees of $35,000 and the value attributed to the 280,000 warrants issued in December 1996 and January 1997 of $280,000, which was amortized over the term of the loans.

Interest Expense

Interest expense for the six months ended February 28, 1998 decreased by $44,000, or 88.0%, to $6,000 from $50,000 for the six months ended February 28, 1997. This decrease is attributable primarily to the Company having repaid all of its outstanding debts in June 1997 except capitalized lease obligations. The interest expense of $6,000 for the six months ended February 1998 represents the interest portion of the Company's capitalized lease obligations.


Net Loss

Net loss for the six months ended February 28, 1998 increased by $581,000, or 139.0%, to $999,000 for the six months ended February 28, 1998 compared to $418,000 for the six months ended February 28, 1997. Management attributes this decline primarily to the decline in sales, the increase in cost of sales, the increase in selling, general and administrative expenses, and increase in research and development expense compared to the six months ended February 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, cash loans from the officers on an as-needed basis, and proceeds from the Company's IPO.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The outstanding balance under the revolving line of credit as of February 28, 1998 was $0. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

In 1996, the Company was awarded a $51,000 Phase I SBIR grant from the National Science Foundation, the purpose of which was to help fund the Company's development of educational simulation software for the school and home study markets. In October 1997, the Company was also awarded a follow-on $300,000 Phase II grant for the same purpose, which will be paid in four equal payments of $75,000 semi-annually. The first payment on such grant was received in October 1997. The next payment is expected in April 1998.

The Company believes that existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 13 months. However, if the Company's operations do not produce the revenues anticipated by the Company, the Company may not have sufficient funds to satisfy the Company's capital requirements and, accordingly, the Company may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if available, that it will be in amounts and on terms acceptable to the Company.

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

                                          Simulations Plus, Inc.

Date:  April 14, 1998              By:    /s/ MOMOKO BERAN
                                          ------------------------------------
                                          Momoko Beran
                                          Chief Financial Officer