Form 10QSB
period 1998-05-31
SIMULATIONS PLUS INC
filed 1998-07-20
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCAHNGE ACT OF 1934

                For the quarterly period ended May 31, 1998 or

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

Yes      [x]           No      [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of July 15, 1998, was 3,350,000.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

                                Table of Contents

                                                                               Page
                                                                               ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheet at May 31, 1998 (unaudited)                   3

        Consolidated Statements of Operations for the three and nine months
         ended May 31, 1998 and 1997  (unaudited)                                4

        Consolidated Statements of Cash Flows for the nine months
         ended May 31, 1998 and 1997 (unaudited)                                 5

        Notes to Consolidated Financial Statements (unaudited)                   6

Item 2. Management's Discussion and Analysis or Plan of Operations

        General                                                                  9

        Results of Operations                                                   11

        Liquidity and Capital Resources                                         16

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                      17

Item 2. Changes in Securities                                                  17

Item 3. Defaults upon Senior Securities                                        17

Item 4. Submission of Matters to a Vote of Security Holders                    17

Item 5. Other Information                                                      17

Item 6. Exhibits and Reports on Form 8-K                                       17

Signature                                                                       18

Exhibit Index                                                                   19

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 1998
                                   (Unaudited)

ASSETS
Current assets:
      Cash and cash equivalents (note 2)                                   $    26,197
      Cash investments  (note 3)                                               489,553
      Accounts receivable, net of allowance for
        doubtful accounts of $15,000                                           380,765
      Prepaid expenses                                                          41,393
      Income tax receivable                                                     28,941
      Inventory                                                                168,333
                                                                           -----------
                 Total current assets                                        1,135,182
                                                                           -----------

Capitalized computer software development costs,
        net of accumulated amortization  (note 6)                            1,087,748
Furniture and equipment, net  (note 4)                                         289,391
Investment in HealthWeb (note 7)                                                 1,000
Other assets                                                                    41,313
                                                                           -----------
                 Total assets                                              $ 2,554,634
                                                                           ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
      Advance line of credit                                               $    88,000
      Accounts payable                                                         145,572
      Accrued payroll and other expenses                                       183,213
      Accrued warranty and service costs                                        46,337
      Current portion of capitalized lease obligations                          30,635
                                                                           -----------
                 Total current liabilities                                     493,757
                                                                           -----------

Capitalized lease obligations, net of current portion                           37,347
                                                                           -----------
                 Total liabilities                                             531,104
                                                                           -----------

Shareholders' equity
      Common stock: $.001 par value, authorized
        20,000,000 shares, issued and outstanding 3,350,000 (note 5)             3,350
      Additional paid-in capital                                             4,595,771
      Accumulated deficit                                                   (2,575,591)
                                                                           -----------
                 Total shareholders' equity                                  2,023,530
                                                                           -----------
                 Total liabilities and stockholders' equity                $ 2,554,634
                                                                           ===========



      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS For the
                    three and nine months ended May 31, 1998 and 1997
                                   (Unaudited)

                                                    Three months ended                    Nine months ended
                                              ------------------------------        ------------------------------
                                               05/31/98           05/31/97           05/31/98           05/31/97
                                              -----------        -----------        -----------        -----------
Net sales                                     $   730,139        $   560,162        $ 1,805,811        $ 1,779,726
Cost of sales                                     399,807            288,513          1,001,434            856,811
                                              -----------        -----------        -----------        -----------
Gross profit                                      330,332            271,649            804,377            922,915
                                              -----------        -----------        -----------        -----------
Operating expenses:
      Selling, general & administration           703,001            497,335          2,011,251          1,435,813
      Research and development                     42,370             28,885            305,602             84,761
                                              -----------        -----------        -----------        -----------
        Total operating expenses                  745,371            526,220          2,316,853          1,520,574
                                              -----------        -----------        -----------        -----------

Loss from operations                             (415,039)          (254,571)        (1,512,476)          (597,659)
Other income (expenses):
      Income from grant                            75,000                  0            150,000             17,159
      Interest revenue                             13,526                693             42,432              1,951
      Financing costs                                   0           (105,833)                 0           (187,500)
      Interest expense                             (3,425)           (40,000)            (9,459)           (90,480)
                                              -----------        -----------        -----------        -----------

Loss before provision for income taxes           (329,938)          (399,711)        (1,329,503)          (856,529)
Provision (benefit) for income taxes                    0                  0                  0            (38,800)
                                              -----------        -----------        -----------        -----------

Net loss                                      $  (329,938)       $  (399,711)       $(1,329,503)       $  (817,729)

                                              ===========        ===========        ===========        ===========
Basic net loss per common share               $     (0.10)       $     (0.17)       $     (0.40)       $     (0.34)
                                              ===========        ===========        ===========        ===========
Diluted net loss per common share             $     (0.10)       $     (0.17)       $     (0.40)       $     (0.34)
                                              ===========        ===========        ===========        ===========
Weighted average # of common shares
      outstanding                               3,350,000          2,390,000          3,350,000          2,390,000
                                              ===========        ===========        ===========        ===========



      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the nine months ended May 31, 1998 and 1997
                                   (Unaudited)

                                                                                  Nine months ended
                                                                            ------------------------------
Cash flows from operating activities:                                        05/31/98            05/31/97
                                                                            -----------        -----------
      Net loss                                                              $(1,329,503)       $  (817,729)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization of furniture and equipment              37,259             27,751
           Amortization of capitalized software development costs               160,275             55,858
           Financing costs                                                                         116,667
           Amortization of loan origination fees                                                    70,833
           Deferred taxes                                                                              380
      (Increase) decrease in:
           Accounts receivable                                                   (5,713)           (51,077)
           Inventory                                                             54,465            (76,810)
           Other assets                                                         (47,710)           (18,988)
           Income tax receivable                                                 28,485
      Increase (decrease) in:
           Accounts payable                                                       5,030            142,968
           Accrued interest                                                                         76,978
           Accrued payroll and other expenses                                    32,504             46,179
           Accrued warranty and service costs                                    (5,522)             1,374
           Income tax payable                                                                      (40,780)
                                                                            -----------        -----------
      Net cash used in operating activities                                  (1,070,430)          (466,396)
                                                                            -----------        -----------

Cash flows from investing activities:
      Advance to officer                                                                           (40,000)
      Investments in HealthWeb                                                   (1,000)
      Sale of investments                                                       428,045
      Purchase of investments                                                  (917,598)
      Purchase of furniture and equipment                                      (142,677)           (58,671)
      Capitalized computer software development cost                           (501,303)          (481,410)
                                                                            -----------        -----------
      Net cash used in investing activities                                  (1,134,533)          (580,081)
                                                                            -----------        -----------

Cash flows from financing activities:
      Increase in book overdraft                                                                        27
      Proceeds from line of credit                                               88,000              4,471
      Payments on capitalized lease obligations                                 (13,601)           (14,648)
      Increase in deferred offering costs                                                         (567,473)
      Proceeds from notes payable                                                                1,450,000
                                                                            -----------        -----------
      Net cash provided by financing activities                                  74,399            872,377
                                                                            -----------        -----------

      Net decrease in cash                                                   (2,130,564)          (174,100)
      Cash and cash equivalents, beginning of period                          2,156,761            174,100
                                                                            -----------        -----------
      Cash and cash equivalents, end of period                              $    26,197        $         0
                                                                            ===========        ===========



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

Note 2: CASH AND CASH EQUIVALENTS

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of May 31, 1998, the Company had no uninsured cash.

Note 3: CASH INVESTMENTS

In October 1997, the Company purchased commercial notes in the aggregate amount of $917,598 through a high-quality financial institution. These notes are all highly rated commercial notes with the average yield of 5.942% at the time of purchase, and mature at the different time periods. As of May 31, 1998, the Company had $489,553 in these notes. The Company has not experienced any losses in such notes and believes it is not exposed to any significant credit risk on the investments.

Note 4: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:
        Equipment                                                       $ 44,003
        Computer equipment                                               290,848
        Furniture and fixtures                                            43,925
        Leasehold improvements                                             5,900
        Demo Equipment                                                    97,836
        Rental Equipment                                                  44,797
                                                                        --------
                                                                         527,309
        Less accumulated depreciation                                    237,918
                                                                        --------
                                                                        $289,391
                                                                        ========

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

Issuance of Underwriters Warrant

The Company issued to the underwriters in the Initial Public Offering ("IPO"), in consideration for $100, a warrant to purchase 115,000 shares, at a per share exercise price of $6.00 per share. The warrant is exercisable through June 17, 2001. To date, these warrants have not been exercised.

Stock Option Plan

On January 2, 1998, the Company issued incentive stock options to various employees to purchase an aggregate of 50,000 shares of the Company's Common Stock at an exercise price of $4.25 which approximated the fair market value at the date of grant. The options vest over five equal annual installments starting from the date of grant. As of January 2, 1998, 200,000 shares remained available for future grants.

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

Note 7:  Investment in HealthWeb

The Company formed HealthWeb, Inc.; a joint venture with privately held ATC Corp., Vienna, Va. The venture is developing an Internet Web site called HealthData.com, which will collect and provide information on health, fitness, and longevity. The Company and ATC Corp. Chief Executive Officer, Yong T. Lee, each own 1 million shares of HealthWeb Inc.

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

Note 10: Earnings Per Share

Effective February 28, 1998, the Company adopted SFAS No. 128 "Earning Per Share." All prior periods presented have been restated to confirm with SFAS No. 128.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended May 31, 1998 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

Simulations Plus's existing products consist of five of its expanding series of FutureLabTM educational simulation software titles, which were first released in May 1997. These are Circuits for Physical Science, Gravity for Physical Science, Universal Gravitation for Physical Science, Optics for Physical Science and Ideal Gas for Chemistry. The Company is currently developing additional new titles as well as converting the original titles from Visual Basic for Windows only to Visual C++ for both Macintosh and Windows platforms. The conversion effort, begun in May 1997, has taken significantly longer than anticipated, but is now completed for three of the five titles and the remaining two are expected to be completed by the end of July. Orders for FutureLab title continue to increase slowly, and the list of resellers continues to grow. The development team has begun to accelerate the development of new titles to expand the Company's Educational Simulation Software product line. FutureLab(TM) software has received recognition from Computers in Physics magazine, which declared it a winner in its eighth annual software contest, as well as from two educational institutions who perform rigorous educational software evaluation.

Simulations Plus is also involved in the development of simulation software for the pharmaceutical industry. Two programs are currently under development:
HelixGen(TM) and GastroPlus(TM). HelixGen predicts the shape of the receptor sites of certain transmembrane proteins for the purpose of analytically determining whether new candidate drug compounds will bind to those sites. GastroPlus, which was first released in April 1998, predicts the rate and location of absorption of drug compounds in the human gastro-intestinal tract. GastroPlus entered beta testing with Parke-Davis, Novartis, and three additional large pharmaceutical firms who have asked to remain unnamed during this quarter. A number of improvements have been added to the program as a result of comments received from Beta testers and from the company's in-house testing. An improved version of GastroPlus is scheduled to be released in July. Marketing efforts have begun, with company representatives attending a number of pharmaceutical conferences during this quarter, and a list of over 100 qualified leads has been developed to date.

Among the Company's goals in the area of pharmaceutical software are to provide comprehensive, highly accurate simulations and related data correlations that can save a great deal of time and money in the development of pharmaceutical products, and to reduce the need for animal testing in the future. No assurance can be given as to whether the Company's goals in this area will be realized.

In 1997, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL") to have exclusive rights to TSRL's technology and database for drug compound absorption in animal and human test subjects. Through the formation of this strategic alliance with TSRL, the development costs and time for GastroPlus were significantly reduced, and its access to pharmaceutical markets enhanced.

The Company has not yet completed the development of HelixGen(TM) and has not yet offered it for sale; however, the GastroPlus program was released in April 1998 and is available for sale.

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

Words+, Inc. released a new communication system called Freedom 2000 in February 1998. It allows persons with disabilities who read at a second-grade level and above to speak and write through alternative input methods (rather than traditional keyboard and mouse). Freedom 2000 with E Z Keys gives the users the ability not only to speak and write, but also to play games and control various items in their environment, such as TV's and telephones. Users are also able to deliver lectures to large groups, use the Internet, and send e-mail. No assurance can be given as to whether this new product will be successful. Words+, Inc., however, new orders during March through May shows higher number and June reached the highest levels in many months, and Freedom 2000 orders constituted a significant portion of these new orders.

Words+ released a new personal productivity software product called Abbreviate! in November 1997, which was named PC Week's Tool of the Week in their December 1 issue, and won Win95 magazine's Editor's Choice Award in March 1998. An Abbreviate!

Website has been set up as www.abbreviate.com from which Internet users can order the software or download an evaluation copy. The Company has begun to realize sales of Abbreviate!, however revenues to date have been nominal. The company is currently seeking a partnership with a large retail software company for the Abbreviate! product. No assurance can be given as to whether this new product will be successful.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 1998 AND 1997.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; Please refer to the Company's consolidated statements of operations.)

                                                         Three Months Ended
                                          ---------------------------------------------
                                               05/31/98                   05/31/97
                                          ---------------------------------------------
Net sales                                 $ 730        100.0%        $ 560        100.0%
Cost of sales                               400         54.8           289         51.6
                                          ---------------------------------------------
Selling, general and administrative         703         96.3           497         88.7
Research and development                     42          5.8            29          5.2
                                          ---------------------------------------------
Total operating expenses                    745        102.1           526         93.9
                                          ---------------------------------------------
Loss from operations                       (415)       (56.9)         (255)       (45.5)
Income from grant                            75         10.3             0            0
Interest revenue                             14          1.9             1          0.2
Financing costs                               0            0          (106)       (18.9)
Interest expense                             (3)        (0.4)          (40)        (7.1)
                                          ---------------------------------------------
Net loss                                  $(329)       (45.1)%       $(400)       (71.3)%
                                          =============================================

Net Sales

Net sales increased $170,000, or 30.4%, to $730,000 in the third fiscal quarter of 1998 from $560,000 in the third fiscal quarter of 1997. Words+, Inc.'s sales increased approximately $178,000 for the quarter, but this increase was offset by $8,000 of sales decline in Simulations Plus educational simulation software. Management attributes the increase in Words+ sales primarily to the expanded field sales force, and to its MultiLevel MessageMate and Freedom 2000 communication products being well received by the marketplace. The Company has noticed an increase in Words+ orders commencing in February 1998 continuing through today, however, no assurance can be given as to whether this trend will continue. Sales of educational simulation software have been slower than expected, in spite of enthusiastic responses from teachers and administrators at the many conferences the Company has exhibited at over the last 12 months. Management believes that the slow response is characteristic of the educational market, and that buying in the educational market is subject to delays because of budget approval cycles.

Cost of Sales

Cost of sales increased $111,000, or $38.4%, to $400,000 in the third fiscal quarter of 1998 from $289,000 in the third fiscal quarter of 1997. For Words+, the change in percentage of cost of sales between the third fiscal quarter of 1998 and 1997 is improved by 2.5%. However, for Simulations Plus, the sales of educational simulation software have not yet increased to a level to cover the systematic amortization of capitalized software cost. Management attributes this increase of amortization cost as the primary reason for the decrease in the Company's gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $206,000, or 41.5%, to $703,000 in the third fiscal quarter of 1998 from $497,000 in the third fiscal quarter of 1997 primarily due to the Company's simulation software development and marketing activities as the Company added staff, and other associated overhead costs, and due to the expansion of the sales force for Words+. A portion of the increase was due to higher professional fees necessary to be a public company, increases in salaries and wages, and increased printing, trade shows and advertising costs.

Research and Development

The Company incurred approximately $233,000 of research and development costs during the third quarter of 1998. Of such amount, $191,000 was capitalized and $42,000 was expensed in this period. In the third quarter of 1997, the Company incurred $162,000 of research and development costs, of which $133,000 was capitalized and $29,000 was expensed. The 43.8 % increase in research and development expenditure from the third quarter of 1997 to the third quarter of 1998 was due to the ongoing development of educational and pharmaceutical simulation software.

Income from grant

During the third fiscal quarter of 1998, the Company received the second $75,000 payment of a $300,000 Phase II SBIR grant from the National Science Foundation (the "NSF") to further develop the FutureLab(TM) series. The purpose of the grant is to develop software to allow physically disabled students to perform simulated laboratory experiments on a computer.

Interest Revenue

Interest revenue for the third fiscal quarter of 1998 increased to $14,000 from $1,000 in the third fiscal quarter of 1997. This increase is primarily due to the interest earned on investment activities in commercial notes through a high-qualify financial institution.

Financing Costs

Financing costs for the third fiscal quarter of 1998 was $0 compared to $106,000 for the third fiscal quarter of 1997. The decrease is due to the amortization of loan origination fees of $35,000 and the value attributed to the 280,000 warrants issued in December 1996 and January 1997 of $280,000, which were amortized over the term of the loans in the 1997 fiscal year.

Interest Expense

Interest expense for the third fiscal quarter of 1998 decreased by $37,000, or 92.5%, to $3,000 from $40,000 in the third fiscal quarter of 1997. This decrease is attributable primarily to the Company having repaid all of its outstanding debts in June 1997 except capitalized lease obligations. The interest expense of $3,000 in the third fiscal quarter of 1998 represents the interest portion of the Company's capitalized lease obligations.

Net Loss

Net loss for the three months ended May 31, 1998 decreased by $71,000, or 17.8%, to $329,000 in the third fiscal quarter of 1998 compared to $400,000 in the third fiscal quarter of 1997. Management attributes this decrease primarily to the increase in sales and grant revenue outweighing the increase in selling, general and administrative expenses, and research and development expense compared to the three months ended May 31, 1997.

COMPARISON OF NINE MONTHS ENDED MAY 31, 1998 AND 1997.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                            Nine Months Ended
                                          -----------------------------------------------------
                                                 05/31/98                       05/31/97
                                          -----------------------------------------------------
Net sales                                 $ 1,806          100.0%        $ 1,780          100.0%
Cost of sales                               1,001           55.4             857           48.2
                                          -----------------------------------------------------
Selling, general and administrative         2,011          111.4           1,436           80.7
Research and development                      306           16.9              85            4.8
                                          -----------------------------------------------------
Total operating expenses                    2,317          128.3           1,521           85.5
                                          -----------------------------------------------------
Loss from operations                       (1,512)         (83.7)           (598)         (33.7)
Income from grant                             150            8.3              17            1.0
Interest revenue                               42            2.3               2            0.1
Financing costs                                 0              0            (188)         (10.6)
Interest expense                               (9)          (0.5)            (90)          (5.1)
Provision (benefit) for taxes                   0              0             (39)          (2.2)
                                          -----------------------------------------------------
Net loss                                  $(1,329)         (73.6)%       $  (818)         (46.1)%
                                          =====================================================

Net Sales

Net sales increased $26,000, or 1.5%, to $1,806,000 for the nine months ended May 31, 1998 compared to $1,780,000 for the nine months ended May 31, 1997. Words+, Inc.'s sales increased approximately $12,000 and sales generated from Simulations Plus educational simulation software increased $14,000. Management attributes the increase, starting from February 1998 through today, primarily to the expanded field sales force, and to its MultiLevel MessageMate and Freedom 2000 communication products well received by the market place, however, no assurance can be given as to whether this trend will continue. Sales of educational simulation software have been slower than expected, in spite of enthusiastic responses from teachers and administrators at the many conferences the Company has exhibited at over the last 12 months. Management believes that the slow response is characteristic of the educational market, and that buying in the educational market is subject to delays because of budget approval cycles.

Cost of Sales

Cost of sales for the nine months ended May 31, 1998 increased $144,000, or $16.8%, to $1,001,000 compared to $857,000 for the nine months ended May 31, 1997. Management attributes this increase primarily to the amortization of capitalized software. The sales of educational simulation software have not yet increased to a level to cover the systematic amortization of capitalized software cost. The amortization cost increased $104,000, or 185.7%, to $160,000 for the nine months ended May 31, 1998 from $56,000 for the nine months ended May 31, 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $575,000, or 40.0%, to $2,011,000 for the nine months ended May 31, 1998 from $1,436,000 for the nine months ended May 31, 1997 primarily due to the expansion of the Company's simulation software development and marketing activities as the Company added staff and other associated overhead costs, and due to the expansion of the sales force for Words+. Marketing activities for the Company's new Abbreviate! software also contributed to increased selling expenses following its November 1997 introduction. A portion of the increase was due to higher professional fees necessary to be a public company, increases in salaries and wages, and increased printing and advertising costs.

Research and Development

The Company incurred approximately $807,000 of research and development costs, of which $501,000 was capitalized and $306,000 was expensed for the nine months ended May 31, 1998. For the nine months ended May 31, 1997, the Company incurred $566,000 of research and development costs, of which $481,000 was capitalized and $85,000 was expensed. The 42.6% increase in research and development expenditure from the nine months ended May 31, 1997 to the same period of 1998 was due to the expanded development work on educational and pharmaceutical simulation software begun in September 1997.

Income from Grant

During the first fiscal quarter of 1997, the Company received the final $17,000 of a $51,000 grant (Phase I) from the NSF to develop software to allow physically-disabled students to perform simulated laboratory experiments on a computer, which became the beginning of the development of the FutureLab(TM) series of educational simulation software. During the nine months of operations in 1998, the Company received $150,000 of a $300,000 grant (Phase II) from the NSF to further develop the FutureLab(TM) series.

Interest Revenue

Interest revenue for the nine month ended May 31, 1998 increased to $42,000 from $2,000 for the nine months ended May 31, 1997. This increase is due to the interest earned on investment in commercial notes through a high-qualify financial institution.

Financing Costs

Financing costs for the six months ended February 28, 1998 was $0 compared to $188,000 for the nine months ended May 31, 1997. The decrease is due to the amortization of loan origination fees of $35,000 and the value attributed to the 280,000 warrants issued in December 1996 and January 1997 of $280,000, which was amortized over the term of the loans in the 1997 fiscal year.

Interest Expense

Interest expense for the nine months ended May 31, 1998 decreased by $81,000, or 90.0%, to $9,000 from $90,000 for the nine months ended May 31, 1997. This decrease is attributable primarily to the Company having repaid all of its outstanding debts in June 1997 except capitalized lease obligations. The interest expense of $9,000 for the nine months ended May 31, 1998 represents the interest portion of the Company's capitalized lease obligations.


Net Loss

Net loss for the nine months ended May 31, 1998 increased by $511,000, or 62.5%, to $1,329,000 for the nine months ended May 31, 1998 compared to $818,000 for the nine months ended May 31, 1997. Management attributes this decline primarily to the increase in cost of sales, the increase in selling, general and administrative expenses, and increase in research and development expense compared to the nine months ended May 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, cash loans from the officers on an as-needed basis.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The outstanding balance under the revolving line of credit as of May 31, 1998 was $88,000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

In 1996, the Company was awarded a $51,000 Phase I SBIR grant from the National Science Foundation, the purpose of which was to help fund the Company's development of educational simulation software for the school and home study markets. In October 1997, the Company was also awarded a follow-on $300,000 Phase II grant for the same purpose, which will be paid in four equal payments of $75,000 semi-annually. The first payment on such grant was received in October 1997. The second payment was received in April 1998. Additional payments are expected in October 1998 and April 1999.

As of May 31, 1998, the Company had $515,750 of cash and cash equivalents and for the nine months ended May 31, 1998 the Company incurred a loss of approximately $1,330,000. Management believes that additional capital will be need to allow the Company to continue its research, development, and marketing activities at its current level of expenditures in the pharmaceutical and educational software areas. Accordingly, the Company is currently negotiating with several financing institutions with respect to raising additional investment capital. There can be no assurance that such financing will be available to the Company, or, if available, that it will be in amounts and on terms acceptable to the Company. If such financing is not available, the Company intends to reduce expenses in order to conserve cash. This will be accomplished, in part, through a combination of reductions in workforce, salary reductions for management, and reductions in certain travel, conferences, and overhead expenses.

In July 1998, the Company entered into a non-cancelable operating lease agreement, for certain facilities for its corporate and operations offices that expire in August 2001. The lease includes a monthly base rent of $10,000, which increases after the first year. This lease results in a savings to the Company of approximately $40,000 per year over its previous office space.

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

                                                   Simulations Plus, Inc.

Date:  July 15, 1998                        By:    /s/ MOMOKO BERAN
                                                   -----------------------------
                                                   Momoko Beran
                                                   Chief Financial Officer