Form 10KSB
period 1998-08-31
SIMULATIONS PLUS INC
filed 1998-12-15
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended August 31, 1998 or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

            For the transition period from _________ to _________

                        COMMISSION FILE NUMBER: 000-21665

                             SIMULATIONS PLUS, INC.
             (Exact name of registrant as specified in its charter)

                                   CALIFORNIA
         (State or other jurisdiction of Incorporation or Organization)

                                   95-4595609
                      (I.R.S. Employer identification No.)

                               1220 WEST AVENUE J
                               LANCASTER, CA 93534
           (Address of principal executive offices including zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 723-7723

                           40015 SIERRA HIGHWAY, B-110
                               PALMDALE, CA 93550
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ending August 31, 1998 were approximately $2,645,000.

      As of December 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $1,725,000 based upon the average closing bid and asked price of such stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of shareholders are incorporated herein by reference into
Part III.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

Table of Contents

                                                                                Page
                                                                                ----
PART I.

Item 1.  Description of Business                                                 1

Item 2.  Description of Property                                                13

Item 3.  Legal Proceedings                                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                    13

PART II.

Item 5.  Market for Common Stock and Related Stockholder Matters                14

Item 6.  Management's Discussion and Analysis or Plan of Operation              14

Item 7.  Financial Statements                                                   21

Item 8.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                 40

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
            Compliance with Section 16(a) of the Exchange Act                   41

Item 10. Executive Compensation                                                 42

Item 11. Security Ownership of Certain Beneficial Owners and Management         43

Item 12. Certain Relationships and Related Transactions                         43

Item 13. Exhibits and Reports on Form 8-K                                       44

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      Simulations Plus, Inc. (the "Company" or "Simulations Plus") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce two types of products:
(1) Simulations Plus, formed in 1996, develops and produces simulation software for use in pharmaceutical research and for education. The Company is currently producing and developing simulation software for pharmaceutical research and for science courses for the high school, community college, and university markets. The Company also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program for the retail market.

DESCRIPTION OF SIMULATION SOFTWARE

      The type of simulation software under development by the Company is based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution, absorption, and clearance of drug compounds in the human gastrointestinal tract. The Company's science experiment simulations incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc.). For example, a simulation of a ball in a gravity experiment might include the acceleration and deceleration of the ball due to gravity, the deceleration of the ball due to aerodynamic drag, the kinetic energy loss (and resultant slight heat gain by the ball and ground) each time the ball bounces, the rotation of the ball as it spins, and other factors.

      The development of simulation software involves identifying and understanding the underlying chemistry and physics of the processes to be simulated, breaking those processes down into the lowest practical level of individual sub-processes at which the behaviors can be well-represented mathematically, developing appropriate mathematical relationships/equations, and converting them into computer subroutines. The software subroutines representing these individual processes are then assembled into an overall simulation program, with appropriate coordination between modules and design of user-friendly inputs and outputs. The predictions of this program are then compared to known results in order to determine the validity of the model and to calibrate the simulation to produce a useful tool for predicting new results.

PHARMACEUTICAL SIMULATION SOFTWARE

PRODUCTS:

     The Company's pharmaceutical software provides cost-effective solutions to a number of problems in pharmaceutical research as well as in the education of pharmacy and medical students. The Company released the Beta test version of GastroPlus(TM) in early 1998, and after receiving comments from beta testers, such as Parke-Davis, Novartis, and three additional large pharmaceutical firms (who requested anonymity), a number of improvements were added to the program, and an improved version of GastroPlus(TM) was released in August 1998. GastroPlus(TM) incorporates an absorption model developed by the Company that runs under Windows NT(TM), Windows 95(TM), or Windows 98(TM). The program includes a variety of specialized analysis functions in addition to the basic absorption and pharmacokinetics simulation. The Parameter Sensitivity Analysis feature allows researchers to rapidly assess the importance of various physicochemical and formulation variables on the absorption and pharmacokinetic behavior of a drug. The Stochastic Simulation feature allows researchers to model the effects of statistically distributed values for a variety of physiological effects over a large population.

     Sales of GastroPlus(TM) began in late August and early September 1998, with sales as of November 30, 1998 to Pfizer, Roche, Pharmaceia and Upjohn, Zeneca, and Astra. An additional (extra-cost) Optimization Module was released in November 1998 and is receiving enthusiastic interest from pharmaceutical researchers. A second module, IVIV Correlation, is in advanced development and is expected to be released in early 1999. Two other modules are also in development, and both are expected to be released in early 1999. These extra-cost modules will more than double the average sale price for an annual license. The Company is actively working over 150 leads for additional sales. No assurances can be given, however, that any additional sales will occur as a result of such leads or that any such sales would be profitable to the Company.

     The Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), under which the Company was granted exclusive rights to TSRL's proprietary absorption simulation technology, including a database of measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. The Company is also receiving consulting assistance in the development of the simulation model from TSRL staff, including Dr. Gordon Amidon (current President of the American Association of Pharmaceutical Scientists and world-renowned expert in drug absorption) and Dr. John Crison. The Company believes that the strategic advantage of exclusive access to TSRL's technology in absorption modeling, combined with the Company's developed and growing expertise in pharmacokinetics simulation, have resulted in GastroPlus(TM) becoming recognized as a unique simulation and analysis capability within the pharmaceutical industry. The Company is not aware of any direct competition for GastroPlus(TM), though no assurances can be given that a competitive product will not be developed in the future.

     The Company has developed a companion program to GastroPlus(TM) called QMPRPlus(TM) (Quantitative Molecular Permeability Relationships). QMPRPlus(TM) takes as inputs the structures of molecules, and provides estimates for human effective permeability, partition coefficient (MlogP), solubility, and diffusivity - all inputs required by GastroPlus(TM). QMPRPlus(TM) thereby extends the utility of GastroPlus(TM) into early drug discovery, during which pharmaceutical companies may not have even made many of the molecules that have been identified as potential drug candidates. By providing estimates of physicochemical properties from structure alone, QMPRPlus(TM) coupled with GastroPlus(TM) will allow researchers to rank order large numbers of candidate compounds in terms of human intestinal absorption. Those identified as having good absorption characteristics can be given high priority in the dedication of resources for synthesis and experimental testing, while those with low predicted absorption characteristics can be given lower priority or can be eliminated. Because pharmaceutical companies are dealing with millions of compounds per year, and because the area of absorption and metabolism has become a bottleneck, high throughput screening on the computer ("in silico") is becoming not just a convenience, but a necessity.

      The Company continues to develop the science of gastrointestinal absorption simulation and to add new and improved features to make GastroPlus(TM) more powerful and more vital to the pharmaceutical industry. Among the Company's goals in this area are to provide comprehensive, highly accurate simulations as well as related software that can save a great deal of time and money in the development of pharmaceutical products, and to reduce the need for animal testing in the future.

CONTRACT RESEARCH SERVICES:

      The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption and related technologies. The Company received two small study contracts in the first quarter of FY 1999 (the fiscal year ending August 31, 1999) from major pharmaceutical companies. Management believes these contracts mark the beginning of a new source of revenues for the Company, as well as a means to introduce the Company's software products to new customers (both companies purchased GastroPlus(TM) after their respective study contracts were completed). Management expects the number and size of study contracts, which can include custom software development, to continue to increase during the new fiscal year. As of November 30, 1998, the Company had submitted proposals totaling over $200,000 for custom software development and study contracts to three companies, at the request of those companies. No assurances can be given, however, that any additional study contracts will results from the Company's efforts in this area, or that the Company's efforts in this area will be profitable.

PRODUCT DEVELOPMENT:

      In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus(TM) and a companion program called QMPRPlus(TM), as well as HelixGen(TM) -- software to predict the receptor structure of certain transmembrane proteins.

Optimization Module

      The Optimization Module was released in the first quarter of FY 1999 and has generated interest from a large number of pharmaceutical firms. The Optimization Module provides the ability to automatically build new mathematical models from the researcher's own data, to extract information from experimental data, and to design formulations for immediate release and controlled release drugs to achieve target blood concentration-time profiles.

IVIV Correlation Module

      The IVIV Correlation Module, currently in development, provides in vitro-in vivo correlation capabilities to pharmaceutical researchers. In vitro-in vivo correlation refers to the ability to determine the relationship between the concentration-time curve of a drug product in the blood after an oral dose (in vivo) to the rate at which the oral dose is observed to dissolve in a laboratory experiment (in vitro). The IVIV Correlation module will also provide a means for pharmaceutical researchers to solve for the values of certain important pharmacokinetic parameters from blood concentration-time data taken after an intravenous injection or infusion of a drug product. The IVIV Correlation Module is expected to be released during the second quarter of FY 1999.

QMPRPlus(TM)

      QMPRPlus(TM) is a program that takes a description of molecular structures as input, and then analyzes the molecules to estimate their permeability, solubility, and diffusivity for input to GastroPlus(TM). This capability is important to the early drug discovery process, wherein many thousands, or even millions, of compounds need to be screened to decide which ones will be good candidates for more expensive synthesis and laboratory experimentation. QMPRPlus(TM) has received considerable interest from the pharmaceutical community at a number of trade shows and conferences attended by Company personnel during calendar year 1998, as well as at numerous seminars presented to researchers at their home sites. QMPRPlus(TM) is expected to be released for sale before the end of December 1998 or in January 1999. One pharmaceutical company in Japan has already licensed QMPRPlus(TM) and has received a beta test version in advance of its official release. The program will be offered both as a stand-alone program and as an optional integrated module for GastroPlus(TM). No assurances can be given, however, that the Company will receive any significant sales or earnings from QMPRPlus(TM).

Metabolism and Efflux Module

      The Metabolism and Efflux Module will extend the simulation within GastroPlus(TM) to include the effects of certain metabolic processes on drug molecules, and the effects of certain proteins in intestinal cells that capture and then return a drug molecule to the intestinal contents. Metabolism refers to the action of certain enzymes, present within the intestinal cells, the blood, and in the liver, that change a drug molecule either by cleaving part of it away or by adding other atoms to it. This effect usually renders a drug molecule ineffective, but sometimes can turn a molecule into a useful drug product after the original molecule (in this case called a "prodrug") has been absorbed. Efflux refers to a process wherein a drug molecule is captured by a protein embedded in the cell wall of the intestine, but is later returned to the interior of the intestine by the protein releasing it. Both metabolism and efflux are important processes for certain types of drug molecules, so there is considerable interest within the pharmaceutical industry in modeling (simulating) the mechanisms by which these processes occur during and subsequent to intestinal absorption of the drug molecules. The Company expects to release the Metabolism and Efflux Module during the second or third quarter of FY 1999.

HelixGen(TM)

      HelixGen(TM) is a program that predicts the 3-dimensional geometry (i.e., the position of each atom) of a special class of proteins known as G-coupled transmembrane proteins. This type of protein serves as a channel for passage of certain molecules through the walls of nerve cells and other cells, and is a target for the majority of neurogenic drugs. Drugs that bind to these sites can prevent the flow of molecules into and out of the cell, and in so doing may relieve pain, reduce tremors, improve memory, or other such nerve-related functions. The ability to predict the geometry of these proteins will enable researchers to identify likely new drug molecules that could bind to these sites in the computer, prior to actually synthesizing the molecule for experimental testing. Development of HelixGen was largely postponed in late 1997 in order to focus on GastroPlus(TM) and QMPRPlus(TM). Full development of the program is expected to resume in early 1999.

MARKETING AND DISTRIBUTION:

      The Company markets its pharmaceutical simulation software products, and research services based on its simulations, to pharmaceutical and bio-tech companies, and to the research companies that serve them, through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, advertising in selected publications, and through its web pages on the Internet. The Company is building an in-house sales and marketing team for its products and services and will also explore sales and marketing agreements with firms that provide research services and equipment that are complementary to the Company's existing and proposed (i.e., in development) pharmaceutical products and services. The

Company also uses its web pages on the Internet for such activities as providing product information, providing software updates, and as a forum for user feedback and information exchange. The Company will also explore distribution through university bookstores for the Academic version of GastroPlus(TM) for students in pharmacy and medicine.

      In August 1998, The Company signed a distribution agreement with Teijin Systems Technology Ltd. (TST), a division of Teijin Limited of Tokyo, Japan. Under the terms of the agreement, TST received exclusive distribution rights to Simulations Plus' GastroPlus(TM) and QMPRPlus(TM) software for pharmaceutical research and education in Japan.

PRODUCTION:

      The Company's major products are designed and developed by its development team at its Lancaster, California facility. The chief materials and components used in simulation software products include CD-ROMs and instruction books. CD-ROM production is performed in-house for low-volume products, and is contracted to third parties for high volume products.

COMPETITION:

      In providing simulation-software-based screening, testing and research services to the pharmaceutical industry, and in marketing simulation software for these purposes, the Company competes against a number of established companies that provide screening, testing and research services and products to these industries that are not based on simulation software. The Company's competitors in this field include companies with financial, personnel, research and marketing resources that are greater than those of the Company. While there is currently no competitive product to GastroPlus(TM), QMPRPlus(TM), or HelixGen(TM), competition can be expected at some time in the future.

      Major pharmaceutical companies conduct these efforts through their internal development staffs and through outsourcing some of this work. Smaller companies need to outsource a greater percentage of this research. The Company is aware of a few other companies that are presently developing simulation software or simulation-software-based services to the pharmaceutical industries for the purposes of screening compounds, but is not aware of the development of any directly competitively software to GastroPlus(TM), QMPRPlus(TM), or HelixGen(TM).

      The Company is not aware of any significant competition in the area of gastrointestinal absorption simulation. The Company is aware of one company in England that produces animation software for education in pharmacy and medicine, but is not aware of any commercial effort by any company to produce and sell a gastrointestinal absorption simulation program for pharmaceutical research. The Company is aware of one other company called Navicyte that is developing an absorption simulation, but information obtained by the Company indicates that this simulation is not a product for sale, but rather is incorporated into larger development efforts as part of a consortium approach. Information obtained by the company indicates that Navicyte has only three customers. One of those has already licensed GastroPlus(TM), and a second is expected to order before the end of 1998 or in very early 1999.

      The Company believes the key factors in competing in this field are its ability to develop simulation software and related products and services to effectively predict the absorption and pharmacokinetic behavior of a large number of compounds, its ability to develop and maintain a proprietary database of results of physical experiments that will serve as a basis for simulated studies, and its ability to develop and maintain relationships with research and development departments of pharmaceutical companies and government agencies. There can be no assurances that the Company will be successful in providing these key factors.

EDUCATIONAL SIMULATION SOFTWARE

PRODUCTS:

      The Company is producing and developing a series of interactive educational simulation software programs for the school and home study markets. The Company's initial products, which have won awards from educational software testers, include simulations of laboratory experiments for Physical Science and Chemistry courses under the umbrella name FutureLab(TM). The Company released its first three FutureLab(TM) titles in May 1997 (Optics for Physical Science, Gravity for Physical Science, and Circuits for Physical Science), and a new title, IdealGas for Chemistry in November 1997, all for Windows-based computers. In August 1998, after a conversion effort that took over one year for some labs, the Company released new versions of all of these titles as well as Universal Gravitation for Physical Science for both Windows and Macintosh computers. Macintosh computers account for 40-50% of the educational market. Additional educational simulation topics to be developed include Titration for Chemistry which is near completion, as well as as future titles for Chemical Equilibria, Genetics for Biology, Heat, Magnetism, Friction, Kinematics and Dynamics, Earth and Space Science, Properties of Matter, Atoms and Bonding, Chemical Reactions, Forces, Forces in Fluids, Waves, Sound, Electric Charges and Currents, Simple Machines, and additional titles for high school Physics, Chemistry and Biology courses.

      FutureLab(TM) educational software programs simulate science experiments for high school and college level science and engineering classes. These simulations enable students to conduct experiments on a personal computer instead of in a traditional laboratory, thereby increasing safety, decreasing costs, and providing expanded learning opportunities by allowing simulations of situations not possible in a traditional laboratory environment. FutureLab(TM) software has received recognition from Computers in Physics magazine, which declared it a winner in its Eighth Annual Software Contest, as well as from two educational institutions who perform rigorous educational software evaluation.

PRODUCT DEVELOPMENT:

      In the area of educational simulations, the Company's R&D activities include continuing the development of science experiment simulation software for high school and university-level science courses. The level of this effort was reduced in August 1998 in order to conserve resources. This development effort is now at a level of two engineers plus support from marketing and graphic arts personnel as required. Current sales and the National Science Foundation grant provide support for this level of effort. At the high school level, anticipated new titles include simulated experiments for courses in Physical Science, Physics, Chemistry, Biology and Earth Science. At the university level, anticipated titles include more sophisticated simulations for Physics, Chemistry, and Biology, as well as titles for studies in Engineering and Medicine such as Heat Transfer, Fluid Mechanics, Thermodynamics, Gas Dynamics, Kinematics and Dynamics, and Electronic Circuits.

      In 1996, the Company received a Phase I Small Business Innovation Research
(SBIR) grant from the National Science Foundation for Approximately $51,000. In October 1997, the Company was awarded a $300,000 Phase II follow-on grant which will be funded in four equal payments of $75,000 every six months for an eighteen month period. The first payment was received in October 1997. The second payment was received in April 1998, and a third payment was received in October 1998. This grant is funded to further develop software to allow physically-disabled science students to perform simulated laboratory experiments on a computer with minimal physical input. The Company is using its expertise and technology in designing and building computer access products for the physically-disabled, as well as its expertise in developing scientific educational simulation software, in developing these programs. These programs are also designed to be used by able-bodied students but will incorporate the Company's proprietary technology for physically-disabled persons so that the same programs will be attractive to and used by both physically-disabled and able-bodied persons. Field testing of the switch-activated versions of FutureLab(TM) programs will take place in early 1999. The Company has also developed a 3D robot arm simulation as part of the NSF grant effort, and this will also be field tested in early 1999.

MARKETING AND DISTRIBUTION:

      The Company markets its science experiment simulation software products through a growing list of over 30 software resellers, through exhibits and presentations at conferences and trade shows, through its Internet web page, and through advertising in selected publications. The Company is also investigating forming one or more alliances with major textbook publishers and with additional educational software distributors. As of August 1998, the Company has reduced its marketing efforts in this area in order to concentrate more of its resources on the pharmaceutical software market. The Company is relying on its resellers to provide the majority of the marketing and sales efforts for its educational software products.

PRODUCTION:

      The Company's educational software products are designed and developed by its development team at its Lancaster, California facility. The Company contracts the production of CD-ROMs to third parties. The chief materials and components used in simulation software products include CD-ROMs and instruction books.

COMPETITION:

      The educational software industry in which the Company operates is highly competitive. The Company competes against publishers and suppliers of textbook educational materials that have been, and will continue to be, the primary educational resource used in these markets. The Company also competes against educational software publishers who provide software products that are interactive but most are not true simulation software. Most education software publishers compete in the grades below 9th grade, addressing primarily reading and math skills. The Company competes primarily in the middle school, high school, and college markets addressing primarily science and math subjects. A smaller number of software publishers are addressing these markets, although existing competitors may broaden their product lines to these markets, and additional competitors may enter these markets.

      The Company is aware of several companies publishing various types of educational simulation software including HyperCube, Glencore, Corel, Logal Educational Software and Systems, and Knowledge Revolution. Logal is the only company of which the Company is currently aware that is producing a range of educational simulation software that competes directly with the Company's current and planned educational simulation software products. The Company expects that high school and college science and math textbook publishers and other companies may also be developing simulation software products and that additional competitors may enter this field. Information gathered by the Company at conferences for science teachers and school administrators indicates that these customers and potential customers prefer the Company's products over those offered by Logal almost unanimously, for those titles which have been released by the Company to date.

DISABILITY PRODUCTS

PRODUCTS:

      The Company's wholly owned subsidiary, Words+, Inc. has been in business since 1981. Words+ is a technology leader in designing and developing augmentative and alternative communication computer software and hardware devices for persons who cannot speak due to physical disabilities. Words+ also produces computer access products that enable physically disabled persons to operate a computer. Words+ products enable a disabled person to operate a computer and to communicate through a voice synthesizer, through movements as slight as the blink of an eye. Words+ developed and produces the software for the computerized communication system used by the world-famous theoretical physicist, Professor Stephen Hawking, Lucasian Professor of Mathematics at the University of Cambridge in England, and the author of the best-selling book A Brief History of Time. Words+ markets its products throughout the United States and to other countries through a direct sales staff and independent dealers. Words+ introduced a fully integrated, portable, lightweight personal-computer-based communication system that is meeting favorable market acceptance.

E Z Keys for Windows(TM)

      One of the Company's primary software products is E Z Keys for Windows ("E Z Keys(TM)"), which is a program that operates on a Windows-based personal computer. When coupled with specially-designed input devices, E Z Keys enables even severely disabled persons to operate a personal computer, to generate voice messages through a voice synthesizer, and to operate most Windows-based software application programs. Input motion by the user can be as slight as the blink of an eye, or simple eye movement by persons who cannot blink. E Z Keys is one of the two Words+ programs used by Professor Stephen Hawking for computer access and communication. In May 1997, the Company released E Z Keys for Windows 95, the current version of which is also compatible with Windows 98.

Talking Screen for Windows(TM)

      Talking Screen for Windows ("Talking Screen(TM)") is a software program that operates on a Windows-based personal computer and is designed for persons, usually children, who cannot read and write at the level necessary to adequately operate E Z Keys. Talking Screen provides a system of pages of pictographic and photographic symbols by which the user can produce speech output messages through a voice synthesizer, play recorded sounds and video files, and operate controllers for lights, electrical appliances and other equipment. Like E Z Keys, Talking Screen can be operated through a wide range of alternative input devices.

PegasusLITE(TM)

      PegasusLITE(TM) is a fully-integrated, portable, microprocessor-based communication system that weights just four and one-half pounds, which is significantly smaller and lighter in weight, as well as more powerful, than comparable competitive devices. PegasusLITE currently incorporates a 486DX-5 microprocessor running at 133 MHz, Windows 95(TM) operating system, 16 MB RAM, 340 MB hard disk drive, 256 color LCD display with build-in touch window, PCMCIA slot for a floppy disk drive and optional accessories, Windows sound system, and a software voice synthesizer that can provide male, female or child's voices. PegasusLITE measures approximately 8.75" x 12.75" x 1.65". PegasusLITE can operate either E Z Keys for Windows or Talking Screen for Windows, although it is used primarily with Talking Screen.

Freedom2000

      Words+ released a new communication system called Freedom 2000 in February 1998. It allows persons with disabilities who read at a second-grade level and above to speak and write through alternative input methods

(rather than traditional keyboard and mouse). Freedom 2000 with E Z Keys gives the users the ability not only to speak and write, but also to play games and control various items in their environment, such as TV's and telephones. High level users are also able to deliver lectures to large groups, use the Internet, and send e-mail. New orders for Words+ products during the last two quarters are at record annualized levels and Freedom 2000 orders constitute a significant portion of these new orders.

MessageMate

      The Company produces a series of products called MessageMates, which are hand-held, dedicated communication devices that store recorded speech or sound on integrated circuit chips. The user plays these recorded sounds by touching one of the keys on the membrane keyboard if they are able to use a keyboard, or by using a switch (such as the IST Switch described below) and scanning to select a position on the keyboard. MessageMates are small, lightweight (1 to 1.75 lbs.), easy-to-use communication devices with up to four minutes of recorded messages. They are known for their extremely rugged design and long battery life. The MessageMate 20 holds twenty messages, the MessageMate 40 holds forty messages, and the Mini-MessageMate holds eight messages. In October 1997, the Company released a new model, the Multi-Level MessageMate 40, which holds up to 144 messages in four levels, and provides up to ten minutes of total recording time. Since MessageMates use recorded messages, they can be used in any language. The Company has significant sales of MessageMate in foreign markets and sales of MessageMates in foreign markets are increasing.

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

Miscellaneous

Words+ also sells a number of other miscellaneous and peripheral devices, some of which it designs and produces and others it buys and resells. These include:

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

PRODUCT DEVELOPMENT:

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

MARKETING AND DISTRIBUTION:

      The Company markets augmentative and alternative communication products through a network of employee representatives and independent dealers.

      At the present time the Company has seven independent dealers in the U.S., four in Australia and one each in Canada, England, Norway, The Netherlands, New Zealand, Japan, Finland and Malaysia. The Company also has three salary-commission sales persons in the U.S.: one each in Southern California, Maine, and Maryland, and the Company employs four inside sales/support persons who answer telephone inquiries on the Company's 800 line and who provide technical support.

      The Company directs its marketing efforts to speech pathologists, occupational therapists, special education teachers, disabled persons and relatives of disabled persons. The Company maintains a mailing list of over 37,000 persons made up of these professionals, consumers and relatives and mails various marketing materials to this list. These materials include the Company's newsletter, its catalog of products and announcements regarding new and enhanced products.

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

      The Company estimates that for approximately 50% of its sales of augmentative and alternative communication software and hardware, some or all of the purchase price is provided by third parties such as Medicaid, school special education budgets, private insurance or other governmental or charitable assistance. The Company's personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing the Company's products. No assurances can be given that such third party support will continue to be available for the purchase of the Company's products for those in need of them.

PRODUCTION:

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

      The Company's products are shipped from its Lancaster, California facility either directly to the customer or to the salesperson or dealer. The outside salesperson or dealer either delivers the product or visits the customer after delivery to provide training.

COMPETITION:

      The augmentative and alternative communication industry in which the Company operates is highly competitive and some of the Company's competitors have greater financial and personnel resources than the Company. The industry is made up of six major competitors including the Company, and a number of smaller ones. The Company believes that the five other major competitors each have revenues ranging from $3 Million to $20 Million so that there are no large companies in this industry. Two of these companies primarily produce personal-computer-based software systems for Apple Macintosh and the others produce dedicated communication devices and/or paper products.

      The Company believes that the competition in this industry is based primarily on the quality of products, quality of customer training and technical support, and quality and size of sales forces. Price is a competitive factor but the Company believes price is not as important to the customer as obtaining the product most suited to the customer along with strong after-sale support. The Company believes that it is a leader in the industry in developing and producing the most technologically-advanced products and in providing quality customer training and technical support. The prices of the Company's products are among the highest in the industry and the Company has one of the smallest sales forces and dealer networks in the industry. The Company believes it is positioned to continue to be a leader in the development and production of the highest quality technology and that it will be able to develop one of the strongest sales forces in the industry by increasing the number of sales representatives. The Company believes that the sales of its products can increase significantly due to these factors and the expected continuing expansion of the size of this market. However, there are few barriers to entry in the form of proprietary or patented technology or trade secrets in this industry. While the Company believes that cost of product development and the need for specialized knowledge and experience in this industry would present some deterrence for new competition, other companies may enter this industry, including companies with substantially greater financial resources than the Company. Further, companies already in this industry may increase their market share through increased technology development and marketing efforts.

PERSONAL PRODUCTIVITY SOFTWARE

PRODUCT - ABBREVIATE!:

      Words+ released a new productivity software program called Abbreviate! in November 1997 at COMDEX. The Company took the abbreviation technology incorporated into the E Z Keys for Windows software used by Professor Stephen Hawking and thousands of others around the world, and turned it into a program that can be used by anyone with the ability to use a standard keyboard. While many word processors provide a similar "Quick Correct" feature, the advantage Abbreviate! has over such features is that it runs in the background and works with almost all Windows applications. Thus, Abbreviate! allows the user to create a personal library of frequently-used abbreviations, each with its own special keystroke combination, for use in virtually any Windows-based program, e.g., fax, e-mail, word processing, database, Internet chat rooms, and spreadsheets. The Company is currently pursuing distribution relationships with a number of major software manufacturers for Abbreviate!. No assurances can be given that the Company will successfully complete any such distribution relationships or if completed that they will be on terms that are favorable to the Company. Abbreviate! was named PC Week magazine's "Tool of the Week" in their December 1, 1997 issue, and won Win95 magazine's Editor's Choice Award in March 1998.

MARKETING AND DISTRIBUTION:

      The Company's Abbreviate! software program was introduced in November 1997 at COMDEX. The Company is currently selling the program itself through a variety of Internet channels, including its own web site (www.abbreviate.com). The Company is also contacting large software manufacturers and distributors in an effort to secure distribution agreements for Abbreviate!. While sales have been constant at a low level, no assurance can be given as to whether this new product will be successful. Further, no assurances can be given that the Company will successfully complete distribution relationships or if completed that they will be on terms that are favorable to the Company.

PRODUCTION AND DISTRIBUTION:

      The Abbreviate! personal productivity software program is currently manufactured at the Company's Lancaster, California facility. If sales volume warrants and higher volume capacity is required, the Company will investigate outside sources for fulfillment.

COMPETITION:

      A few products compete with Abbreviate! in the retail market; however, the Company is not aware of any other product that works with virtually any software in Windows 95 without the need to create special links to the software. The Company has priced Abbreviate! significantly less than competitor SmarType and InstantText. The Company enlisted the help of several medical transcriptionists as beta testers for the product, and the feedback received from those testers and additional medical transcriptionists, who are familiar with competitive products, has been very favorable.

TRAINING AND TECHNICAL SUPPORT

      The Company believes customer training and technical support are important factors in customer satisfaction for its pharmaceutical and disability products and the Company believes it is an industry leader in providing customer training and technical support. For pharmaceutical software, the Company provides in-house seminars at the customer's site to demonstrate GastroPlus(TM) and QMPRPlus(TM). During FY 1998, the company delivered such seminars in several locations around the U.S. and in Japan. During the first quarter of FY 1999, the Company delivered seven seminars in Japan to over 150 scientists from over 40 different companies. The Company also conducted seminars at approximately 15 pharmaceutical and related research companies in the U.S. These seminars serve as initial training in the event the potential customer decides to license the software. Strong technical support is provided after the sale in the form of telephone, fax, and e-mail assistance to users, as well as an ongoing process of software upgrades to ensure the product remains at the cutting edge of technology. Software licenses are on an annual basis, and include all upgrades to the modules licensed by the customer during the license year.

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

      Technical support for both Simulation Software and Disability Products is provided by the Company's inside sales and support staff based at its headquarters facilities in Lancaster, California. The Company provides no-charge toll telephone support offering unlimited 800 number and E-mail support for all of its simulation software and disability products.

EMPLOYEES

      As of August 31, 1998, the Company employed 39 full-time and 2 part-time employees, including 8 in research and development, 13 in marketing and sales, 11 in administration and accounting, 8 in production and 1 in repair. Three current employees hold Ph.D.'s in their respective science or engineering disciplines. Four additional employees hold Master's degrees. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain qualified personnel. The competition for such personnel in the augmentative and alternative communication device and computer software industry is intense. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

      Since the end of FY 1997, Company has hired three additional engineers in research and development to accelerate the development of new educational software titles and the conversion to C++ for both Windows and Macintosh platforms. However, this conversion effort, begun in May 1997, required significantly longer time and greater resources than anticipated. In August 1998 the Company decided to focus on pharmaceutical software and to minimize educational software development. A layoff of a number of educational software developers, as well as temporary salary reductions for senior management were instituted in order to reduce expenses.

                        ITEM 2. DESCRIPTION OF PROPERTIES

      The Company moved its office location from Palmdale, California to Lancaster, California in July 1998, expanding its office space from approximately 11,800 square feet to approximately 15,600 square feet. Lease on the office space currently occupied by the Company will expire in August 2001. The Company realized a savings of approximately $40,000 per year through the lease it negotiated on this new property.

                            ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any litigation and is not aware of any pending or threatened litigation against the Company.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fiscal year ended August 31, 1998.

                                     PART II

         ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock began trading on the Nasdaq SmallCap Market ("NASDAQ") on June 18, 1997 under the symbol "SIMU". According to records of the Company's transfer agent, the Company had at least 18 stockholders of record and 818 beneficial owners as of August 31, 1998. The following table sets for the low and high sale prices for the Common Stock as reported by Nasdaq.

                                                          LOW         HIGH
                                                      SALES PRICE  SALES PRICE
                                                      -----------  -----------
      Fiscal 1998:

            Quarter ended August 31, 1998 ...........     1.500       5.250

            Quarter ended May 31, 1998 ..............     3.500       7.375

            Quarter ended February 28, 1998 .........     4.250       8.500

            Quarter ended November 30, 1997 .........     5.000       5.750

      Fiscal 1997:

            Quarter ended August 31, 1997
               (from 6/18/97) .......................     5.000       6.125

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

      The following sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 1998 ("FY98"), August 31, 1997 ("FY97") and August 31, 1996 ("FY 96").

                                                                              Year Ended August 31,
                                               ------------------------------------------------------------------------------
                                                         1998                          1997                       1996
                                               -----------------------        ---------------------        ------------------
Net sales                                      $  2,645          100.0%       $  2,493        100.0%       $2,601       100.0%
Cost of sales                                     1,756           66.4           1,252         50.2         1,289        49.6
Selling, general, and administrative              2,683          101.4           2,277         91.3         1,190        45.8
Research and development                            390           14.7             133          5.4           108         4.1
Total operating expenses                          3,073          116.1           2,410         96.7         1,298        49.9
Income (loss) from operations                    (2,184)         (82.5)         (1,169)       (46.9)           14         0.5
Income from grant                                   150            5.7              17          0.7            34         1.3
Interest income                                      58            2.2              26          1.0            --          --
Interest expense                                     16            0.6              69          2.8            10         0.4
Financing costs                                      --             --             280         11.2            --          --
Gain (loss) in investment, at equity                (75)           2.8              --           --            --          --
Provision for (benefit from) income taxes             2            0.2             (39)        (1.6)           15         0.5
Net income (loss)                                (2,069)         (78.2)%        (1,436)       (57.6)%          23         0.9%

FY 98 COMPARED WITH FY 97

Net Sales

      Net sales for FY98 increased by $152,000 or 6.1%, to $2,645,000 compared to $2,493,000 for FY 97. Management attributes the majority of this increase primarily to two factors: (1) an approximately $40,000 increase in educational software sales, and (2) a $98,000 increase in sales of Freedom 2000, a communication system. Another $14,000 was comprised of an overall increase in IST and Simplicity sales offset by a decrease in MultiVoice and MessageMate sales.

Cost of Sales

      Cost of sales for FY98 increased by $504,000 or 40.2% to $1,756,000 from $1,252,000 in FY97. As a percentage of sales, cost of sales was 66.4% for the FY 98, compared to 50.2% for the FY97, indicating a 16.2% increase. Management attributes this increase in cost of sales primarily to the amortization of capitalized educational software which increased by $452,000 or 1412.5% to $484,000 compared to $32,000 in FY97. The remaining $52,000 increase was due to the increase in net sales. Of the $452,000 increase, $350,000 was a non-cash charge for amortization of capitalized educational software development costs. Without this additional charge, cost of sales as a percentage of net sales would have been 53.2%, compared to 50.2% in FY 97. Management attributes the increase of 3.0% to the higher amortization of capitalized software development costs, without which cost of sales would have been 49.3%, or 0.9% lower than FY 1997.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for FY 98 increased by $406,000, or 17.8% to $2,683,000, compared to $2,277,000 for FY 97. As a percentage of net sales, selling, general and administrative expenses increased by 10.1% to 101.4% in FY 98 from 91.3% in FY 97. Management attributes this increase primarily to the expansion of sales force in Words+, including salaries, equipment, travel expenses, and tradeshows. Other significant increase in expenses are consultation fees, higher depreciation amounts, business insurance and health insurance, wages and payroll taxes, moving expenses to the new facility, ads and associated printing costs, public relation costs and amortization costs on investments in commercial bonds.

Research and Development

      The Company incurred approximately $1,015,000 of research and development costs for FY98, of which approximately $625,000 was capitalized and $390,000 was expensed. For FY97, the Company incurred approximately $765,000 of research and development costs for FY 97, of which approximately $632,000 was capitalized and approximately $133,000 was expensed. The 32.7% increase in research and development expenditure is due primarily to the unexpectedly long development time for work associated with the conversion of educational software to the C++ programming language necessary for compatibility on both Windows and Macintosh computers.

Income from Grant

      For FY 98, the Company received $150,000, the first two semi-annual payments of a $300,000 Phase II SBIR grant from the National Science Foundation to develop software to allow physically-disabled students to perform simulated laboratory experiments on a computer. For FY 97, the Company received the last one-third of a Phase I SBIR grant in the amount of $17,000.

Interest Expense

      Interest expense for FY 98 decreased $53,000, or 76.8% to $ 16,000. This decrease is primarily due to the interest charges incurred for the Bridge Notes and notes issued in August and September 1996 for which the Company does not have such an obligation in this fiscal year.

Financing Costs

      Financing costs for FY 98 were $0 compared to $280,000 for FY97. The $280,000 for FY97 was due to the issuance of 280,000 warrants in connection with notes payable issued in December 1996 and January 1997. This financing cost was being amortized over the term of the notes and the unamortized portion at the time of the completion of the Company's initial public offering was charged to earnings. The warrants entitled the holder to purchase one share of the Company's Common Stock for $2.50 per share. The Company issued these warrants which had an exercise price that the Company estimated to be $1.00 less than the fair value of the Company's Common Stock at the date of grant. Accordingly, the Company recognized an additional financing cost of $280,000 in FY97.

Loss on investment in HealthWeb, Inc., at Equity

      The Company incurred approximately $75,000 of expenses in forming a joint venture called HealthWeb, Inc. to provide health information through its Internet web site HealthData.com. The Company holds 4,500,000 (50%) shares of the 9,000,000 shares issued in HealthWeb, Inc., which is a California corporation. Because of limited resources, the Company discontinued its support of HealthWeb, Inc. and currently HealthWeb, Inc. is in a state of nonoperation.

Income Taxes

      Income taxes were $2 for FY98. For FY97 the Company recorded a tax benefit of $39,000 because the Company received tax refund claims from government agencies.

Net Loss

      Net loss for FY98 increased $633,000, or 44.1%, to the net loss of $2,069,000 compared to the net loss of $1,436,000 for FY97. Management attributes this decline primarily to the non-cash writeoff of $350,000 for capitalized educational software, the increase in selling, general and administrative expenses for aggressive sales expansion and related costs, and the loss incurred on the investment in HealthWeb, Inc.

FY 97 COMPARED WITH FY 96

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

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for FY 97 increased by $1,087,000, or 91.3% to $2,277,000 compared to $1,190,000 for FY 96. As a percentage of net sales, selling, general and administrative expenses increased by 45.5% to 91.3% in FY 97 from 45.8% in FY 96. Management attributes this increase primarily to the expansion of the Company's simulation software efforts as the Company added office space, furniture and equipment, and additional staff, including recruiting and hiring costs, commencing in September 1996 in contemplation of receiving funding from the closing of a public offering that was scheduled to close in November 1996 but which did not close because the underwriter of such offering had failed to reach agreement with its clearing agent regarding the amount of capital that such clearing agent required such underwriter to maintain in connection with such offering. A portion of the increase was also due to higher professional fees, increases in salaries and wages, increased printing and advertising costs.

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

Interest Expense

      Interest expense for FY 97 increased $59,000, or 590.0%, to $69,000 from $10,000 in FY 96. This increase is primarily due to the interest charges incurred for the Bridge Notes and notes issued in August and September 1996.

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

                                                   Net Sales
                                  -----------------------------------------------
                                   First     Second      Third    Fourth
                                  Quarter    Quarter    Quarter   Quarter   Total
                                  -------    -------    -------   -------   -----
                                                    (in thousands)
FY
1996 . . . . . . . . . . . .         733       628        621       619     2,601
1997 . . . . . . . . . . . .         541       679        560       713     2,493
1998 . . . . . . . . . . . .         543       560        730       812     2,645

      In general, management believes sales to schools are seasonal, with greater sales to schools during the Company's third and fourth fiscal quarter (March-May and June-August). There is not sufficient historical data at this time to allow a detailed analysis of the seasonality of educational simulation software. Sales of pharmaceutical simulations, which began in the first calendar quarter of 1999, are not expected to show significant seasonal behavior.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, accruing and not paying full salaries to certain executive officers and managers, and the remaining proceeds from the Company's initial public offering.

      The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The interest rate was 11.50% at both August 31, 1998 and 1997. At August 31, 1998, the outstanding balance under the revolving line of credit was approximately $97,000, and at August 31, 1997, the outstanding balance under the revolving line of credit was $0, with $100,000 available on that date. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

      Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries are being accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position. As of November 30, 1998 the Company had accrued approximately $52,000 of unpaid salaries.

      In October 1997, the Company was awarded a follow-on $300,000 Phase II SBIR grant from the National Science Foundation, the purpose of which was to help fund the Company's development of educational simulation software for the school and home study markets. The grant is being paid in four equal payments of $75,000 semi-annually. The first three payments on such grant were received in October 1997, February 1998 and October 1998.

      The Company believes that existing capital and anticipated funds from operations, cost reductions from downsizing certain segments of operations, and temporary salary reductions for senior management will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 13 months. However, if anticipated funds from operations are insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if available, that it will be in amounts and on terms acceptable to the Company. If cash flows from operations are insufficient to continue operations at the current level, and if no additional financing is obtained, then management may restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

      In order to maintain quotation of its securities on the NASDAQ SmallCap Market ("NASDAQ"), the Company has to maintain certain minimum financial requirements. As of August 31, 1998 the Company has ceased to meet one of the requirements for continued listing, namely the Company's net tangible assets as of August 31, 1998 were $1,284,000 which is below the $2,000,000 required by the NASDAQ. Further, as of November 30, 1998 the market value of the Company's public float was below the $4,000,000 required for continued NASDAQ listing. If the Company is unable to increase its net tangible assets and the market value of its public float to meet the NASDAQ's requirements for continued listing, the Company's securities may be delisted from NASDAQ. In such event, trading, if any, in the shares of Common Stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or on the NASD's "Electronic Bulletin Board". Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the news media's coverage of the Company, and lower prices for the Company's securities than otherwise might be attained.

      If the Company's securities were to be delisted from NASDAQ, they could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,0000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company's securities acquired in the secondary market.

      Securities and Exchange Commission ("Commission") regulations define a "penny stock" to be any non-NASDAQ equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

      The foregoing required penny stock restrictions will not apply to the Company's securities if such securities are listed on NASDAQ and have certain price and volume information provided on a current and continuing basis or meet certain minimum tangible assets or average revenue criteria. There can be no assurance that the Company's securities will qualify for exemption from these restrictions. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of penny stock from associating with a broker-dealer or participating in the distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities would be severely adversely affected.

YEAR 2000 COMPLIANCE

      The Company has completed a comprehensive review of its computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999 (referred to as the "Year 2000" issue). The Company is also continuing to monitor its computer systems and the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. The Company is dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, and it also relies on its own computer systems. The Company expects to complete its Year 2000 compliance program by mid-1999 and anticipates that its total additional expenditures on such program will not exceed $5,000. However, the Company may experience cost overruns in the future, which could have a material adverse effect on its business, results of operations and financial condition. While management believes the Company's procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, the Company's efforts, or those of third parties with whom it interacts, may not be satisfactorily completed in a timely fashion. If the Company fails to adequately address the Year 2000 issue, then its business, results of operations and financial condition could be materially adversely affected.

               ITEM 7. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Simulations Plus, Inc.

We have audited the accompanying consolidated balance sheet of Simulations Plus, Inc. (a California corporation) and subsidiary as of August 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulations Plus, Inc. and subsidiary as of August 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended August 31, 1998 in conformity with generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 5, 1998

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 1998


                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $   198,154
   Accounts receivable, net of allowance for doubtful
      accounts of $16,130                                               375,770
   Income tax receivable                                                 28,941
   Inventory                                                            348,675
                                                                    -----------
         Total current assets                                           951,540

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS, net
   of accumulated amortization of $739,713                              823,127
FURNITURE AND EQUIPMENT, net                                            190,203
OTHER ASSETS                                                             45,988
                                                                    -----------
            TOTAL ASSETS                                            $ 2,010,858
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                                   $    97,128
   Accounts payable                                                     334,759
   Accrued payroll and other expenses                                   185,383
   Accrued warranty and service costs                                    48,496
   Current portion of capitalized lease obligations                      30,365
                                                                    -----------
      Total current liabilities                                         696,131

CAPITALIZED LEASE OBLIGATIONS, net of current portion                    30,935
                                                                    -----------
         Total liabilities                                              727,066
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value
      20,000,000 shares authorized
      3,350,000 shares issued and outstanding                             3,350
   Additional paid-in capital                                         4,595,771
   Accumulated deficit                                               (3,315,329)
                                                                    -----------
         Total shareholders' equity                                   1,283,792
                                                                    -----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,010,858
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED AUGUST 31,

                                                               1998              1997
                                                           -----------       -----------
NET SALES                                                  $ 2,645,159       $ 2,493,101

COST OF SALES                                                1,755,905         1,252,343
                                                           -----------        ----------

GROSS PROFIT                                                   889,254         1,240,758
                                                           -----------        ----------

OPERATING EXPENSES
   Selling, general, and administrative                      2,683,282         2,277,022
   Research and development                                    390,446           133,023
                                                           -----------       -----------

      Total operating expenses                               3,073,728         2,410,045
                                                           -----------       -----------

LOSS FROM OPERATIONS                                        (2,184,474)       (1,169,287)
                                                           -----------       -----------

OTHER INCOME (EXPENSE)
   Interest income                                              58,215            25,709
   Income from grant                                           150,000            17,159
   Interest expense                                            (16,447)          (68,858)
   Loss in investment of Healthweb, Inc., at equity            (74,933)               --
   Financing costs                                                  --          (280,000)
                                                           -----------       -----------

      Total other income (expense)                             116,835          (305,990)
                                                           -----------       -----------

LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES       (2,067,639)       (1,475,277)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                        1,600           (38,800)
                                                           -----------       -----------

NET LOSS                                                   $(2,069,239)      $(1,436,477)
                                                           ===========       ===========

BASIC LOSS PER SHARE                                       $     (0.62)      $     (0.57)
                                                           ===========       ===========

DILUTED LOSS PER SHARE                                     $     (0.62)      $     (0.57)
                                                           ===========       ===========
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                   3,350,000         2,527,370
                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         FOR THE YEARS ENDED AUGUST 31,

                                                                                     Retained
                                         Common Stock              Additional        Earnings
                                   -------------------------        Paid-in        (Accumulated
                                     Shares         Amount          Capital          (Deficit)           Total
                                   ----------     ----------      -----------      -------------      -----------
BALANCE, AUGUST 31, 1996            2,200,000     $    2,200      $        --       $   190,387       $   192,587

SALE OF COMMON STOCK
   IN INITIAL PUBLIC OFFERING       1,150,000          1,150        5,748,850                           5,750,000

OFFERING COSTS                                                     (1,433,079)                         (1,433,079)

ISSUANCE OF WARRANTS
   FOR FINANCING COSTS                                                280,000                             280,000

NET LOSS                                                                             (1,436,477)       (1,436,477)
                                   ----------     ----------      -----------       -----------       -----------
BALANCE, AUGUST 31, 1997            3,350,000          3,350        4,595,771        (1,246,090)        3,353,031

NET LOSS                                                                             (2,069,239)       (2,069,239)
                                   ----------     ----------      -----------       -----------       -----------
BALANCE, AUGUST 31, 1998            3,350,000     $    3,350      $ 4,595,771       $(3,315,329)      $ 1,283,792
                                   ==========     ==========      ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,

                                                                            1998               1997
                                                                        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $ (2,069,239)      $ (1,436,477)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization of furniture and equipment               67,794             31,777
       Amortization of capitalized software development costs                564,299            108,087
       Deferred taxes                                                             --                380
       Loss in investment of Healthweb, Inc., at equity                       74,933                 --
       Issuance of warrants for financing activities                              --            280,000
   (Increase) decrease in
     Accounts receivable                                                        (719)          (125,637)
     Income tax receivable                                                    28,485            (22,149)
     Inventory                                                              (172,570)          (130,736)
     Other assets                                                            (10,992)            (9,057)
   Increase (decrease) in
     Accounts payable                                                        194,217            (36,946)
     Accrued compensation due to officer                                          --           (150,000)
     Accrued payroll and other expenses                                       34,674             77,245
     Accrued warranty and service costs                                       (3,363)            13,418
                                                                        ------------       ------------
         Net cash used in operating activities                            (1,292,481)        (1,400,095)
                                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of furniture and equipment                                      (20,858)           (80,409)
   Capitalized computer software development cost                           (640,706)          (631,865)
   Advances to Healthweb, Inc., at equity                                    (74,933)                --
                                                                        ------------       ------------
         Net cash used in investing activities                              (736,497)          (712,274)
                                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit                                                   --            201,603
   Payments on line of credit                                                 97,128           (295,142)
   Payments on capitalized lease obligations                                 (26,757)           (22,482)
   Increase in deferred offering costs                                            --         (1,338,949)
   Proceeds from notes payable                                                    --          1,400,000
   Payments on notes payable                                                      --         (1,600,000)
   Payments to officer                                                            --            (40,000)
   Proceeds from officer                                                          --             40,000
   Proceeds from the sale of common stock                                         --          5,750,000
                                                                        ------------       ------------
         Net cash provided by financing activities                            70,371          4,095,030
                                                                        ------------       ------------

   The accompanying notes are an integral part of these financial statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         FOR THE YEARS ENDED AUGUST 31,

                                                                            1998               1997
                                                                        ------------       ------------
        Net increase (decrease) in cash and cash equivalents              $(1,958,607)      $1,982,661

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                2,156,761          174,100
                                                                          -----------       ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   198,154       $2,156,761
                                                                          ===========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended August 31, 1998 and 1997, the Company paid $1,600 and $10,354, respectively, in income taxes and $16,447 and $137,608, respectively, in interest. During the year ended August 31, 1997, the Company received $28,985 in income tax refunds.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company entered into capital lease obligations of $6,473 and $85,952 during the years ended August 31, 1998 and 1997, respectively, and transferred $46,693 and $7,420 of computer hardware from inventory to furniture and equipment during the years ended August 31, 1998 and 1997, respectively.

NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Simulations Plus, Inc. was incorporated on July 17, 1996. On August 29, 1996, the shareholders of Words+, Inc. exchanged their 2,000 shares of Words+, Inc. common stock for 2,200,000 shares of Simulations Plus, Inc. common stock, and Words+, Inc. became a wholly-owned subsidiary of Simulations Plus, Inc. (collectively, the "Company"). The effect of the stock-for-stock exchange is presented retroactively in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated.

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

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with generally

   The accompanying notes are an integral part of these financial statements.

      accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has used, rather than provide, cash in its operations.

      The Company believes that existing capital and anticipated funds from operations, cost reductions from downsizing certain segments of operations, and temporary salary reductions for senior management will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 13 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if available, that it will be in amounts and on terms acceptable to the Company. If cash flows from operations are insufficient to continue operations at the current level, and if no additional financing is obtained, then management will restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

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

      Furniture and Equipment

      Furniture and equipment, including equipment under capital leases, are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

            Equipment                                5 years
            Computer equipment                  3 to 7 years
            Furniture and fixtures              5 to 7 years
            Leasehold improvements                   5 years

      Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

      Advertising

      The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 1998 and 1997 were $66,537 and $88,422, respectively.

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

      Revenue Recognition

      The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position No. 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the time of shipment, and the costs of providing such support services are accrued and amortized over the obligation period. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided.

      Income Taxes

      The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

      Stock Options and Warrants

      During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

      Net Loss per Share

      The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

      Concentrations and Uncertainties

      International sales accounted for 12% and 17% of net sales for the years ended August 31, 1998 and 1997, respectively. Amounts due from Medicaid represented 25% of the net accounts receivable balance at August 31, 1998.

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

      Recently Issued Accounting Pronouncements

      The FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material impact, if any, on its financial position or results of operations.

      The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires a company to report certain information about its operating segments including factors used to identify the reportable segments and types of products and services from which each reportable segment derives its revenues. The Company does not anticipate any material change in the manner that it reports its segment information under this new pronouncement.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." The Company does not expect adoption of SFAS No. 132 to have a material impact, if any, on its financial position or results of operations.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and is effective for fiscal years beginning after June 15, 1999. The Company does not expect adoption of SFAS No. 133 to have a material impact, if any, on its financial position or results of operations.

      In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The Company does not expect adoption of SFAS No. 134 to have a material impact, if any, on its financial position or results of operations.

NOTE 2 - CASH AND CASH EQUIVALENTS

      The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of August 31, 1998, uninsured portions of balances held at banks aggregated to $4,230. In addition, the Company also had on deposit with a high-quality financial institution cash and cash equivalents in the amount of $158,357 that are uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 3 - FURNITURE AND EQUIPMENT

      Furniture and equipment at August 31, 1998 consisted of the following:

            Equipment                                               $   44,004
            Computer equipment                                         363,715
            Furniture and fixtures                                      45,036
            Leasehold improvements                                       5,900
                                                                    ----------
                                                                       458,655
            Less accumulated depreciation and amortization             268,452
                                                                    ----------
               TOTAL                                                $  190,203
                                                                    ==========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

      Leases

      The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in 2001. The Company also leases certain office and computer equipment under non-cancelable capital lease arrangements.

      Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

            Year Ending                                Operating      Capital
            August 31,                                  Leases        Leases
            -----------                               -----------   ----------
               1999                                   $   120,000   $   37,319
               2000                                       131,040       31,811
               2001                                       140,400        2,254
                                                      -----------   ----------
                                                      $   391,440       71,384
                                                      ===========
            Less amount representing interest                           10,084
                                                                    ----------
                                                                        61,300
            Less current portion                                        30,365
                                                                    ----------
               LONG-TERM PORTION                                    $   30,935
                                                                    ==========

      Included in furniture and equipment is capitalized leased equipment of $142,217 with accumulated amortization of $89,584 at August 31, 1998.

      Rent expense was $173,209 and $142,195 for the years ended August 31, 1998 and 1997, respectively.

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

      Listing on Stock Exchange

      In order to maintain quotation of its securities on the NASDAQ SmallCap Market ("NASDAQ"), the Company has to maintain certain minimum financial requirements. As of August 31, 1998, the Company has ceased to meet one of the requirements for continued listing, namely the Company's net tangible assets as of August 31, 1998 were $1,284,000 which is below the $2,000,000 required by the NASDAQ. Further, as of November 30, 1998, the market value of the Company's public float was below the $4,000,000 required for continued NASDAQ listing. If the Company is unable to increase its net tangible assets and the market value of its public float to meet the NASDAQ's requirements for continued listing, the Company's securities may be delisted from NASDAQ. In such event, trading, if any, in the shares of common stock would thereafter be conducted in the over-the-counter markets in the so-called "peek sheets" or on the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the news media's coverage of the Company, and lower prices for the Company's securities than otherwise might be attained.

NOTE 5 - INCOME TAXES

      A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                             1998          1997
                                                            ------        ------
            Income tax computed at federal
               statutory tax rate                            (34.0)%       (34.0)%
            State taxes, net of federal benefit                0.1           0.1
            Change in valuation allowance                     34.0          31.1
            Other                                               --           0.2
                                                            ------        ------
               TOTAL                                           0.1%         (2.6)%
                                                            ======        ======

      Significant components of the Company's deferred tax assets and liabilities for income taxes at August 31 consisted of the following:

                                                           1998             1997
                                                       -----------       ---------
            Deferred tax assets
               Accrued payroll and other expenses      $    40,989       $  32,715
               Accrued warranty and service costs           19,318          20,744
               Net operating loss carryforward           1,456,886         625,498
               Other                                        22,667           6,000
                                                       -----------       ---------

                                                         1,539,860         684,957
            Valuation allowance                          1,202,018         378,756
                                                       -----------       ---------

                                                           337,842         306,201
                                                       -----------       ---------
            Deferred tax liabilities
               Fixed assets                                 (9,958)         (7,513)
               Capitalized computer software
                  development costs                       (327,884)       (298,688)
                                                       -----------       ---------
                                                          (337,842)       (306,201)
                                                       -----------       ---------
                     NET DEFERRED TAX ASSET            $        --       $      --
                                                       ===========       =========

      The Company's valuation allowance increased $823,262 during the year ended August 31, 1998. At August 31, 1998, the Company had net operating loss carryforwards of approximately $3,900,000 and $2,000,000 for federal and state, respectively, that expire throughout the year 2018.

      The components of the income tax provision (benefit) for the years ended August 31 are as follows:

                                                          1998           1997
                                                        --------       --------
            Current
               Federal                                  $     --       $(40,780)
               State                                       1,600          1,600
                                                        --------       --------
                                                           1,600        (39,180)
                                                        --------       --------
            Deferred
               Federal                                        --            293
               State                                          --             87
                                                        --------       --------
                                                              --            380
                                                        --------       --------
                  TOTAL                                 $  1,600       $(38,800)
                                                        ========       ========


NOTE 6 - SHAREHOLDERS' EQUITY

      Issuance of Common Stock

      In June 1997, the Company completed a stock offering where it sold 1,150,000 shares of common stock at $5.00 per share. Gross proceeds from the sale were $5,750,000 and the Company incurred offering costs of $1,433,079.

      Warrants

      In August and September 1996, the Company entered into two Subscription Agreements whereby the Company issued 100,000 and 150,000 warrants, respectively, to purchase shares of common stock. The warrants are exercisable at $4.00 per share and expire five years from the date of grant.

      In January 1997, the Company entered into Subscription Agreements whereby the Company issued notes in the amount of $1,100,000 and issued 280,000 warrants to purchase common stock. The warrants are exercisable at $2.50 per share, are subject to a 12-month, lock-up period, and expire five years from the grant date. The notes were repaid upon the completion of the Company's stock offering. The Company determined that the fair value of these warrants at the date of grant was $3.50 per warrant due to the time between grant date and the expected completion of the stock offering based on the condition of the Company on the grant date and the 12-month, lock-up period (from the date of the stock offering) associated with these warrants. Accordingly, the Company has recognized additional financing costs associated with the $1,100,000 notes of $280,000 which was being amortized over the term of the notes. The unamortized portion of this additional financing cost upon the completion of the stock offering was charged to earnings.

      Stock Option Plan

      In September 1996, the board of directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock has been reserved for issuance. As of August 31, 1998, 50,000 shares have been granted. The Option Plan terminates in 2006, subject to earlier termination by the board of directors.

      The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended August 31, 1998:

            Net loss
               As reported                                          $(2,069,239)
               Pro forma                                            $(2,069,239)
            Basic and diluted loss per common share
               As reported                                          $     (0.62)
               Pro forma                                            $     (0.62)

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended August 31, 1998: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 5%; and expected life of 5 years. The weighted-average fair value of options granted during the year ended August 31, 1998 was $4.25, and the weighted-average exercise price was $4.25.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                                             Weighted-
                                                                              Average
                                                                              Exercise
                                                             Number            Price
                                                           of Shares         Per Share
                                                           ---------         ---------
            Outstanding, August 31, 1997                         --            $  --
                 Granted                                     50,000            $4.25
                 Expired/canceled                            (6,260)           $4.25
                                                            -------
                     OUTSTANDING, AUGUST 31, 1998            43,740            $4.25
                                                            =======
                     EXERCISABLE, AUGUST 31, 1998                --            $  --
                                                            =======

      The weighted-average remaining contractual life of options outstanding issued under the Plan is seven years at August 31, 1998.

NOTE 7 - RELATED PARTY TRANSACTIONS

      As of August 31, 1996, accrued compensation due to officer was $150,000 which represents accrued salary due to the Company's president. The amount due does not accrue interest and was repaid from proceeds received in connection with the Company's stock offering.

      In connection with the Company's stock offering, the Company agreed to grant to its president 300,000 warrants to purchase up to 300,000 shares of the Company's common stock. The number of warrants to be granted will be based on net income for the year ended August 31, 1998, but cannot exceed 300,000 warrants. All such warrants granted will be exercisable for a period of five years at an exercise price of $5.00 per share. Any difference between the price of the Company common stock and the exercise price of $5.00 per share on the measurement date will be recorded as an expense in accordance with APB 25.

      In January 1997, the Company's president borrowed $40,000 from the Company. The amount bears interest at 10% per annum and was repaid upon the completion of the Company's stock offering.

NOTE 8 - LINE OF CREDIT

      The Company has available an unsecured $100,000 revolving line of credit from a bank with interest payable on a monthly basis at prime (8.5% at August 31, 1998) plus 3%. The line is personally guaranteed by the Company's president. As of August 31, 1998, the amount drawn against the line of credit was $97,128.

NOTE 9 - SUBSEQUENT EVENT

      In October 1998, the Company granted 212,000 stock options to various employees at an exercise price of $1.31 per share, which was the fair market value at the date of grant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

           ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The directors, executive officers and key employees of the Company and their ages and positions held with the Company are as follows:

         NAME                  AGE    POSITION WITH THE COMPANY
         ----                  ---    -------------------------
DIRECTORS AND EXECUTIVE
  OFFICES:

Walter S. Woltosz              53     Chairman of the Board, Chief Executive Officer and
                                      President of the Company and Words+.

Virginia E. Woltosz            47     Senior Vice President, Secretary and Director of the
                                      Company and Words+.

Dr. David Z. D'Argenio         48     Director and Consultant to the Company

Dr. Richard Weiss              63     Director

Ronald F. Creeley              47     Vice President, Marketing and Sales of the Company

Momoko A. Beran                46     Chief Financial Officer of the Company and Words+

CERTAIN KEY EMPLOYEES AND
  CONSULTANTS:

Dr. Michael Bolger             47     Director of Life Sciences

      Walter S. Woltosz is a co-founder of the Company and has served as its Chief Executive Officer and President and as Chairman of the Board of Directors since its incorporation in July 1996. Mr. Woltosz is also a co-founder of Words+ and has served as its Chief Executive Officer and President since its incorporation in 1981.

      Virginia E. Woltosz is a co-founder of the Company and has served as its Senior Vice President and Secretary since its incorporation in July
1996. Mrs. Woltosz is also a co-founder of Words+ and has served as its Vice President, Secretary and Treasurer since its incorporation in 1981. Virginia
E. Woltosz is the wife of Walter S. Woltosz.

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

      Momoko A. Beran joined Words+ in June 1993 as Director of Accounting and was named the Company's Chief Financial Officer in July 1996.

Certain Key Employees and Consultants:

      Dr. Michael B. Bolger is the Director, Life Sciences for the Company, having joined the Company in October 1996. Dr. Bolger is also an Associate Professor of Pharmacy at the University of Southern California, and was a co-founder and former director of CoCensys, Inc., a pharmaceutical firm in Irvine, California. He is the author of 16 computer programs related to molecular chemistry, pharmacokinetics, cellular growth, and data reduction in pharmacology and related areas, including the Cyber Patient, drug shelf life, and HelixGen(TM) simulation programs the Company acquired in 1996.

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

                         ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning compensation paid or accrued for the fiscal year ended August 31, 1998, 1997 and 1996 by the Company to or for the benefit of the Company's President. No other executive officers of the Company received total annual compensation for the fiscal year ended August 31, 1998, 1997 and 1996 that exceeded $100,000. As permitted under the rules of the Securities and Exchange Commission, no amounts are shown in the table below with respect to any perquisites paid to named officer because the aggregate amount of such perquisites (e.g., auto allowance) did not exceed the lessor of (i) $50,000 or (ii) 10% of the total annual salary and bonus of a named officer.

                    NAME AND                                               FISCAL
               PRINCIPAL POSITION                               SALARY      YEAR
               ------------------                              --------    ------
     Walter S. Woltosz.......................................  $ 82,500     1996
     President and Chief Executive Officer...................  $300,000*    1997
                                                               $143,750     1998

----------

* Includes $150,000 accrued but unpaid compensation paid from proceeds of the Company's Initial Public Offering.

EMPLOYMENT AND OTHER COMPENSATION AGREEMENTS

      The Company has an employment agreement with Walter Woltosz commencing September 1, 1996 that extends until August 31, 1999. The agreement provides for an annual salary of $150,000. Pursuant to such agreement, Mr. Woltosz is entitled to such health insurance and other benefits that are not inconsistent with that which the Company customarily provides to its other management employees and to reimbursement of customary, ordinary and necessary business expenses incurred in connection with the rendering of services to the Company. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause and that the Company's only obligation to Mr. Woltosz would be for a payment equal to the greater of (i) 12 months of salary or (ii) the remainder of the term of the employment agreement from the date of notice of termination. Further, the agreement provides that the Company may terminate the agreement for cause (as defined) and that the Company's only obligation to Mr. Woltosz would be limited to the payment of Mr. Woltosz' salary and benefits through and until the effective date of any such termination.

      Commencing with the Company's fiscal year ending 1997 and for each fiscal year thereafter, Walter and Virginia Woltosz are entitled to receive bonuses not to exceed $150,000 and $60,000, respectively, equal to 5% of the Company's net annual income before taxes. In addition, if the closing price of the Company's Common Stock averages in excess of $10 per share for a period of 20 consecutive trading days during any fiscal year, then the Company will grant to each of Mr. and Mrs. Woltosz options under the 1996 Stock Option Plan, exercisable for five years, to purchase 50 shares of Common Stock for each $1,000 of net income before taxes that the Company earns with respect to such fiscal year (up to a Maximum of 60,000 options each until August 31, 1999) at an exercise price equal to the market value per share as of the date of grant.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") for its 1998 annual stockholders' meeting, which hereby incorporated by reference.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 12 will be contained in the Proxy Statement, which is incorporated by reference.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this report as required by
      Item 601 of Regulation S-B:

EXHIBIT
NUMBER                     DESCRIPTION
-------
   3.1     Articles of Incorporation of the Registrant(1)

   3.2     Amended and Restated Bylaws of the Registrant(1)

   4.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 hereof) and Bylaws of the Registrant
           (incorporated by reference to Exhibit 3.2 hereof)

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

  10.8     Security Agreement with Fernando Zamudio(1)

  10.9     Promissory Note made by the Registrant in favor of Fernando
           Zamudio(1)

  10.10 Warrant to purchase 100,000 shares of Common Stock of the Registrant issued to Fernando Zamudio(1)

  10.11    Employment Agreement by and between the Registrant and Walter S.
           Woltosz(1)+

  10.12 Performance Warrant Agreement by and between the Registrant and Walter S. Woltosz + Virginia E. Woltosz(2)+

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

  10.20    Form of Lock-Up Agreement with the Woltosz'(2)

  10.21    Letter of Intent by and between the Registrant and Therapeutic
           Systems Research Laboratories(1)

  10.22 Form of Representative's Warrant to be issued by the Registrant in favor of the Representative(2)

  10.23    Form of Warrant issued to Bridge Lenders(2)

  10.24    License Agreement by and between the Registrant and Therapeutic
           Systems Research Laboratories(3)

  10.25    Grant Award Letter from National Science Foundation(4)

  10.26    Distribution Agreement with Teijin Systems Technology LTD.(4)

  10.27    Lease Agreements by and between Simulations Plus, Inc. and Martin
           Properties, Inc.(4)

  10.28    Software OEM Agreement for Assistive Market Developer by and between
           Words+, Inc. and Digital Equipment Corporation.(4)

  10.29    Purchase Agreement by and between Words+, Inc. and Epson America,
           Inc.(4)

  27.1     Financial Data Schedule(4)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997 (the "Registration Statement").

(2) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement filed on May 27, 1997.

(3) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1997.

(4)   Filed herewith.

 +    Management Contract or Compensatory Plan.


(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13or15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palmdale, State of California, On December 14, 1998.

                                          SIMULATIONS PLUS, INC.

                                          By /s/ MOMOKO A. BERAN
                                             -----------------------------------
                                                 Momoko A. Beran
                                                 Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on December 14, 1998.


            SIGNATURE                                           TITLE
            ---------                                           -----
/s/  WALTER S. WOLTOSZ                       Chairman of the Board of Directors
------------------------------------         and Chief Executive Officer
     Walter S. Woltosz

/s/  VIRGINIA E. WOLTOSZ                     Vice President, Secretary and Director of the
------------------------------------         Company and Words+
     Virginia Woltosz

/s/  DR. DAVID Z. D'ARGENIO                  Director and Consultant to the Company
------------------------------------
     Dr. David Z. D'Argenio

                                             Director
------------------------------------
     Dr. Richard Weiss

/s/  MOMOKO A. BERAN                         Chief Financial Officer of the Company
------------------------------------
     Momoko A. Beran