Form 10KSB/A
period 1998-08-31
SIMULATIONS PLUS INC
filed 1998-12-30
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                             -----------------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-21665

                             SIMULATIONS PLUS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             -----------------------

                  CALIFORNIA                               95-4595609
      ---------------------------------                -------------------
       (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

              1220 WEST AVENUE J
            LANCASTER, CALIFORNIA                             93534
       ------------------------------                  -------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (805) 723-7723

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE

                             -----------------------

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for the fiscal year ended August 31, 1998 were approximately $2,645,000.

        As of December 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $1,725,000 based upon the average closing bid and asked price of such stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                 AMENDMENT NO. 1

        The undersigned registrant hereby amends the following portion of its Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, as set forth in the pages attached hereto:


                                    PART III

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


                                        SIMULATIONS PLUS, INC.  (Registrant)


Dated:  December 30, 1998               By: /s/ WALTER S. WOLTOSZ
                                            ------------------------------------
                                            Walter S. Woltosz, President and
                                            Chief Executive Officer

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 22, 1998 by (i) each person who is known to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group:


                                                AMOUNT AND NATURE OF     PERCENT
        BENEFICIAL OWNER (1)                    BENEFICIAL OWNERSHIP     OF CLASS
        --------------------                    --------------------    ----------
Walter S. and Virginia E. Woltosz                    2,203,000              65.76%
Momoko Beran                                                 0                0
Ronald F. Creely                                         1,000                *
Dr. David Z. D'Argenio                                       0                0
Dr. Richard Weiss                                        1,000                *
All current directors and officers as a
    group (6 persons) (2)                            2,205,000              65.82%

----------

*       Less than 1%

(1) Such persons have sole voting and investment power with respect t o all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2) The address of each director and executive officer named is c/o the Company, 1220 West Avenue J Lancaster, California 93534.

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

        The Company has available a $100,000 revolving line of credit from a bank. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President, and Chairman of the Board of Directors. At August 31, 1998, the outstanding balance under the revolving line of credit was approximately $97,000, and at August 31, 1997, the outstanding balance under the revolving line of credit was $0. See "Management's Discussion and Analysis or Plan of Operation."

        Out of the proceeds of a private placement, the Company loaned an aggregate of $40,000 to Mr. Woltosz. Such amount bore interest at the rate of 10% per annum and was to be repaid at the demand of the Company and was repaid in June 1997. Out of the proceeds of the Company's initial public offering, which was completed in June 1997, the Company paid Mr. Woltosz $150,000 in satisfaction of accrued but unpaid compensation.

        In April 1993, the Woltoszes and the Company entered into a lease pursuant to which the Woltoszes leased to the Company, for use by one of the Company's salespersons, a 1991 Ford Taurus Sedan. Pursuant to the terms of the lease, the Company agreed to pay the Woltoszes $300 per month. This car was replaced in February 1997 with a 1997 Pontiac Grand Am and the Company has agreed to continue to pay the Woltoszes $300 per month. Such vehicle is being used by one of the Company's salespersons.

        All transactions between the Company and its shareholders, officers or directors or their affiliates will continue to be on terms no less favorable to the Company than could be obtained form an unaffiliated third party and will be approved by a majority of the disinterested directors of the Company. In the future, no loans or advances will be made to any officer, director or five percent (5%) or greater shareholder of the Company or any affiliate of any of the foregoing except for bona fide business purposes.