Form 10QSB
period 1998-11-30
SIMULATIONS PLUS INC
filed 1999-01-14
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1998 or

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

                                 (805) 723-7723
              (Registrant's telephone number, including area code)

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

Yes  [x]   No   [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of January 14, 1999, was 3,383,533.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

                                Table of Contents

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at November 30, 1998 (unaudited)          1

         Consolidated Statements of Operations for the three months
          ended November 30, 1998 and 1997  (unaudited)                       2

         Consolidated Statements of Cash Flows for the three months
          ended November 30, 1998 and 1997 (unaudited)                        3

         Notes to Consolidated Financial Statements (unaudited)               4

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                              7

         Results of Operations                                                9

         Liquidity and Capital Resources                                     11

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 2.  Changes in Securities                                               14

Item 3.  Defaults upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signature                                                                    15

Exhibit Index                                                                16

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                November 30, 1998
                                   (Unaudited)

ASSETS
Current assets:
      Cash and cash equivalents (note 2)                                   $   139,210
      Accounts receivable, net of allowance for
        doubtful accounts of $14,078                                           436,071
      Prepaid expenses                                                          25,369
      Inventory                                                                305,546
                                                                           -----------
                 Total current assets                                          906,196
                                                                           -----------

Capitalized computer software development costs,
     net of accumulated amortization  (note 6)                                 805,408
Furniture and equipment, net  (note 4)                                         207,232
Other assets                                                                    12,801
                                                                           -----------
                 Total assets                                              $ 1,931,637
                                                                           ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
      Advance line of credit                                               $    91,304
      Accounts payable                                                         234,266
      Accrued payroll and other expenses                                       255,271
      Accrued warranty and service costs                                        54,164
      Current portion of capitalized lease obligations                          29,024
                                                                           -----------
                 Total current liabilities                                     664,029
                                                                           -----------

Capitalized lease obligations, net of current portion                           24,116
                                                                           -----------
                 Total liabilities                                             688,145
                                                                           -----------

Shareholders' equity
      Common stock: $.001 par value, authorized
        20,000,000 shares, issued and outstanding 3,383,533 (note 5)             3,384
      Additional paid-in capital                                             4,629,270
      Accumulated deficit                                                   (3,389,162)
                                                                           -----------
                 Total shareholders' equity                                  1,243,492
                                                                           -----------
                 Total liabilities and stockholders' equity                $ 1,931,637
                                                                           ===========



      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended November 30, 1998 and 1997
                                   (Unaudited)

                                                       Three months ended
                                                 ------------------------------
                                                  11/30/98            11/30/97
                                                 -----------        -----------
Net sales                                        $   881,286        $   543,063
Cost of sales                                        375,708            329,363
                                                 -----------        -----------
Gross profit                                         505,578            213,700
                                                 -----------        -----------

Operating expenses:
      Selling, general & administration              619,625            611,886
      Research and development                        35,873            137,283
                                                 -----------        -----------
        Total operating expenses                     655,498            749,169
                                                 -----------        -----------

Loss from operations                                (149,920)          (535,469)
Other income (expenses):
      Income from grant                               75,000             75,000
      Interest revenue                                 3,426             20,408
      Interest expense                                (2,339)            (3,029)
                                                 -----------        -----------

Loss before provision for income taxes               (73,833)          (443,090)
Provision (benefit) for income taxes                       0                  0
                                                 -----------        -----------

Net loss                                         $   (73,833)       $  (443,090)
                                                 ===========        ===========
Basic net loss per common share                  $     (0.02)       $     (0.13)
                                                 ===========        ===========
Diluted net loss per common share                $     (0.02)       $     (0.13)
                                                 ===========        ===========
Weighted average # of common shares
      outstanding                                  3,359,315          3,350,000
                                                 ===========        ===========



      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended November 30, 1998 and 1997
                                   (Unaudited)

                                                                                Three months ended
                                                                          ------------------------------
                                                                           11/30/98           11/30/97
                                                                          -----------        -----------
Cash flows from operating activities:
      Net loss                                                            $   (73,833)       $  (443,089)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization of furniture and equipment            16,504              8,698
           Amortization of capitalized software development costs              67,873             52,227

      (Increase) decrease in:
           Accounts receivable                                                (60,301)           132,019
           Inventory                                                           43,129             50,211
           Other assets                                                         7,818             (4,731)
           Income tax receivable                                               28,941              5,830
      Increase (decrease) in:
           Accounts payable                                                  (100,493)           (79,709)
           Accrued payroll and other expenses                                  69,888             (4,715)
           Accrued warranty and service costs                                   5,668              1,011
                                                                          -----------        -----------
      Net cash provided by (used in) operating activities                       5,194           (282,248)
                                                                          -----------        -----------

Cash flows from investing activities:
      Purchase of investments                                                                   (917,598)
      Purchase of furniture and equipment                                                        (45,387)
      Capitalized computer software development cost                          (50,154)          (188,092)
                                                                          -----------        -----------
      Net cash used in investing activities                                   (50,154)        (1,151,077)
                                                                          -----------        -----------

Cash flows from financing activities:
      Payments on line of credit                                               (5,824)
      Payments on capitalized lease obligations                                (8,160)            (6,240)
                                                                          -----------        -----------
      Net cash used in financing activities                                   (13,984)            (6,240)
                                                                          -----------        -----------

      Net decrease in cash                                                    (58,944)        (1,439,565)
      Cash and cash equivalents, beginning of period                          198,154          2,156,761
                                                                          -----------        -----------
      Cash and cash equivalents, end of period                            $   139,210        $   717,196
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

Note 2: CASH AND CASH EQUIVALENTS

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of November 30, 1998, the Company had no uninsured cash. In addition, the Company had cash equivalents of $131,633 on deposit with a high-quality financial institution that is uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 4: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

        Equipment                                          $ 44,003
        Computer equipment                                  293,748
        Furniture and fixtures                               45,036
        Leasehold improvements                               39,431
        Demo Equipment                                       25,173
        Rental Equipment                                     44,797
                                                           --------
                                                            492,188
        Less accumulated depreciation                       284,956
                                                           --------
                                                           $207,232
                                                           ========

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

Stock Option Plan

On January 2, 1998, the Company issued incentive stock options to various employees to purchase an aggregate of 50,000 shares of the Company's Common Stock at an exercise price of $4.25 which approximated the fair market value at the date of grant. The options vest over five equal annual installments starting from the date of grant. As of November 30, 1998, 12,000 shares were forfeited and reissued along with a remaining 200,000 shares to various employees at an exercise price of $1.31 per share, which was the fair market value at the date of grant, October 30, 1998, with five year vesting periods.

Subscription Agreement

In November 1998, the Company entered into a Subscription Agreement whereby the Company issued Common Stock in the amount of $33,533 with a 12-month lock-up period in exchange for services received by the Company in making tenant improvements to its new facility after relocating in July 1998. The value of common stock issued was equal to the service received by the Company.

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

Note 8: Income Taxes

The Company used the liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes."

Note 9: Earnings Per Share

Effective February 28, 1998, the Company adopted SFAS No. 128 "Earnings Per Share." All prior periods presented have been restated to confirm with SFAS No. 128.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended November 30, 1998 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

GENERAL

Simulations Plus, Inc. (the "Company" or "Simulations Plus") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce two types of products: (1) Simulations Plus, incorporated in 1996, develops and produces simulation software for use in pharmaceutical research and for education. The Company is currently producing and developing simulation software for pharmaceutical research and for science courses for the high school, community college, and university markets. The Company also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program for the retail market.

The types of simulation software under development by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution, absorption, and clearance of drug compounds in the human gastrointestinal tract. The Company's science experiment simulations incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc.)

The Company's pharmaceutical software provides cost-effective solutions to a number of problems in pharmaceutical research as well as in the education of pharmacy and medical students. The Company released an improved version of GastroPlus(TM) in August 1998 and, in the first quarter of fiscal year 1999, the Company entered into license agreements with Pfizer, Roche, Pharmaceia and Upjohn, Zeneca, and Astra. An additional (extra-cost) Optimization Module was released in November 1998 and is receiving enthusiastic interest from pharmaceutical researchers. A second optional model, IVIV Correlation, is in advanced development and is expected to be released in early 1999. Two other modules are also in development, and both are expected to be released in 1999. These additional modules will more than double the average sale price for an annual license. The Company is actively working over 150 leads for additional sales. No assurances can be given, however, that any additional sales will occur as a result of such leads or that any such sales would be profitable to the Company.

In 1997, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL") to obtain exclusive rights to TSRL's technology and database for drug compound absorption in animal and human test subjects. Through the formation of this strategic alliance with TSRL, the development costs and time for GastroPlus were significantly reduced, and the Company's access to pharmaceutical markets was enhanced.

In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus(TM), such as the IVIV Correlation Module, and the Metabolism and Efflux Module, as well as the development of QMPRPlus(TM) as both a separate companion program and as an optional module within GastroPlus(TM). The Company is also developing HelixGen(TM), which predicts the receptor structure of certain transmembrane proteins.

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

In October 1997, the Company was awarded a $300,000 Phase II follow-on grant which is funded in four equal payments of $75,000 every six months for an eighteen month period. The payments were received in October 1997, April 1998, and October 1998 at $75,000 each. The Company is expecting to receive the last payment in April 1999 after submitting its final report. This grant is funded to further develop software to allow physically disabled science students to perform simulated laboratory experiments on a computer with minimal physical input. The Company is using its expertise and technology from its Words+ subsidiary in designing and building computer access products for the physically-disabled, as well as its expertise in developing scientific educational simulation software, in developing these programs. These programs are also designed to be used by able-bodied students so that the same programs will be attractive to and used by both physically disabled and able-bodied persons.

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


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                          Three Months Ended
                                           ------------------------------------------------
                                                11/30/98                     11/30/97
                                           -------------------          -------------------
Net sales                                  $ 881         100.0%         $ 543         100.0%
Cost of sales                                376          42.7            329          60.6
                                           -----         -----          -----         -----
Selling, general and administrative          619          70.2            612         112.7
Research and development                      36           4.1            137          25.2
                                           -----         -----          -----         -----
Total operating expenses                     655          74.3            749         137.9
                                           -----         -----          -----         -----
Loss from operations                        (150)        (17.0)          (535)        (98.5)
Income from grant                             75           8.5             75          13.8
Interest revenue                               3           0.3             20           3.7
Interest expense                              (2)         (0.2)            (3)         (0.6)
                                           -----         -----          -----         -----
Net loss                                   $ (74)         (8.4)%        $(443)        (81.6)%
                                           =====         =====          =====         =====


Net Sales

The consolidated net sales increased $338,000, or 62.2%, to $881,000 in the first fiscal quarter of 1999 from $543,000 in the first fiscal quarter of 1998. Simulations Plus, Inc.'s sales, from pharmaceutical and educational software, increased approximately $77,000, or

712.2%, and Words+, Inc.'s sales increased approximately $261,000, or 49.1% for the quarter. Management attributes the increase in consolidated net sales to the first sales from Pharmaceutical software launched in the first quarter of FY 1999, and to increased sales from its Words+ subsidiary. Pharmaceutical software sales contributed over 18% of the total increase in consolidated sales for the quarter. The increase in Words+ sales is due primarily to the result of the expanded field sales force from one year ago, and to its MultiLevel MessageMate and Freedom 2000 communication products being well received by the marketplace. The Company has noticed an increase in Words+ orders commencing in February 1998 continuing through today, however, no assurance can be given as to whether this trend will continue.

Cost of Sales

The consolidated cost of sales increased $47,000, or 14.3%, to $376,000 in the first fiscal quarter of 1999 from $329,000 in the first fiscal quarter of 1998, however, the percentage of cost of sales decreased by 17.9%. For Simulations Plus, the cost of sales increased $17,000, or 50.0%, of which the significant portion of the cost of sales is the systematic amortization of capitalized software cost, which resulted in 41.2 % increase in amortization cost. For Words+, the cost of sales increased $30,000, or 10.2%, however, the change in percentage of cost of sales between the first fiscal quarter of 1999 and 1998 is improved by 14.5%. Management attributes the percentage decrease in cost of sales from 60.6% in the first quarter of FY 1998 to 42.7% in the first quarter of FY 1999 primarily to three reasons: (1) the technological improvement and price reduction in the computer hardware industry, which allows us to obtain better quality computers at a lower price, (2) the percentage decrease in labor cost due to the efficiency and utilization of full capacity of available labor resources, and (3) while amortization costs are systematic and more or less equal, the percentage of sales for these costs decreases when sales increase.

Selling, General and Administrative Expenses

The consolidated selling, general and administrative ("SG&A")expenses increased $7,000, or 1.1%, to $619,000 in the first fiscal quarter of 1999 from $612,000 in the first fiscal quarter of 1998. For Simulations Plus, the SG&A expenses decreased $34,000, or 14.8%, primarily due to the downsizing of educational software development activities as the Company reduced staff, significant reductions in educational software marketing expenses, and other associated overhead costs. For Words+, SG&A expenses increased $41,000, or 10.7% due to the expansion of the sales force, related increases in salaries and wages, and increased printing, trade show and advertising costs.

Research and Development

The Company incurred approximately $86,000 of research and development costs for both companies during the first quarter of FY 1999. Of this amount, $50,000 was capitalized and $36,000 was expensed in this period. In the first quarter of FY 1998, the Company incurred $325,000 of research and development costs, of which $188,000 was capitalized and $137,000 was expensed. The 73.5% decrease in research and development expenditure from the first quarter of 1998 to the first quarter of 1999 was due to significant reduction in development of educational simulation software and reduction in Words+'s R&D expense.

Income from grant

During the first fiscal quarter of 1999, the Company received the third $75,000 payment of a $300,000 Phase II SBIR grant from the National Science Foundation (the "NSF") to further develop the FutureLab(TM) series. The first payment of $75,000 was received in the first fiscal quarter of 1998. The purpose of the grant is to develop software to allow physically disabled students to perform simulated laboratory experiments on a computer.

Interest Revenue

Interest revenue for the first fiscal quarter of 1999 decreased to $3,000 from $20,000 in the first fiscal quarter of 1998. This decrease is primarily due to the interest earned on investment activities in commercial notes through a highly-qualified financial institution being reduced because portions of the capital resources were used in the Company's operations.

Interest Expense

Interest expense for the first fiscal quarter of 1999 decreased by $1,000, to $2,000 from $3,000 in the first fiscal quarter of 1998. This decrease is attributable primarily to the reduction in interest on capitalized lease obligations as they get closer to the maturity of the lease. The interest expense of $2,000 in the first fiscal quarter of 1999 represents the interest portion of the Company's capitalized lease obligations and interest on a revolving line of credit.

Net Loss

The consolidated net loss for the three months ended November 30, 1998 decreased by $369,000, or 83.3%, to $74,000 in the first fiscal quarter of 1999 compared to $443,000 in the first fiscal quarter of 1998. Management attributes this decrease primarily to the significant increase in sales outweighing the small increase in cost of sales, SG&A, and decrease in research and development expense compared to the three months ended November 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, accruing and not paying full salaries to certain executive officers and managers, and remaining proceeds from the Company's initial public offering.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The outstanding balance under the revolving line of credit as of November 30, 1998 was $91,000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries are accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position.

In October 1997, the Company was awarded a follow-on $300,000 Phase II grant from the National Science Foundation, the purpose of which was to help fund the Company's development of educational simulation software for the school and home study markets. The grant is being paid in four equal payments of $75,000 semi-annually. The first three payments on such grant were received in October 1997, April 1998 and October 1998. The Company is expecting to receive the last payment in April 1999.

The Company believes that existing capital and anticipated funds from operations, cost reductions from downsizing certain segments of operations, and temporary salary reductions for senior management will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 13 months. However, if anticipated funds from operations are insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if cash flows from operations are insufficient to continue operations at the current level, and if no additional financing is obtained, then management may restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

In order to maintain quotation of its securities on the NASDAQ SmallCap Market ("NASDAQ"), the Company has to maintain certain minimum financial requirements. As of November 30, 1998, the Company's net assets were $1,243,492, which is below the continued listing requirements for the NASDAQ SmallCap market, specifically, the net tangible assets of $2,000,000. If the Company is unable to increase its net tangible assets to meet the NASDAQ's requirement for continued listing, the Company's securities may be delisted from NASDAQ. In such event, trading, if any, in the shares of Common Stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or on the NASDAQ's "electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the news media's coverage of the Company, and lower prices for the Company's securities than otherwise might be attained.

If the Company's securities were to be delisted from NASDAQ, they could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000.000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company's securities acquired in the secondary market.

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

The foregoing required penny stock restrictions will not apply to the Company's securities if such securities are listed on NASDAQ and have certain price and volume information provided on a current and continuing basis or meet certain minimum tangible assets or average revenue criteria. There can be no assurance that the Company's securities will qualify for exception from these restrictions. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of penny stock from associating with a broker-dealer or participating in the distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities would be severely adversely affected.

Management realizes that there are urgent needs for additional funds to meet one of the listing requirements, net tangible assets, and to continue its research, development, and marketing activities at its current level of expenditures in the pharmaceutical and educational software areas. Accordingly, the Company has signed an agreement with The Kriegsman Group, a southern California based investment banking firm, to assist the Company in raising additional investment capital, although there can be no assurance that such financing will be available to the Company, or, if available, that it will be in amounts and on terms acceptable to the Company.

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

                       27     Financial Data Schedule.

               (b)     Reports on Form 8-K

                       None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Simulations Plus, Inc.

Date:  January 14, 1998                 By:  /s/ MOMOKO BERAN
                                             ------------------------
                                             Momoko Beran
                                             Chief Financial Officer