Form 10QSB
period 1999-02-28
SIMULATIONS PLUS INC
filed 1999-04-09
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 28, 1999 or

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

                                 (661) 723-7723
              (Registrant's telephone number, including area code)

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

Yes x   No
   ---    ---


The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of April 5, 1999, was 3,383,531.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

                                Table of Contents

                                                                                Page
                                                                                ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at February 28, 1999 (unaudited)             1

         Consolidated Statements of Operations for the three months and six
          months ended February 28, 1999 and 1998  (unaudited)                   2

         Consolidated Statements of Cash Flows for the six months ended
          February 28, 1999 and 1998 (unaudited)                                 3

         Notes to Consolidated Financial Statements (unaudited)                  4

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                                 7

         Results of Operations                                                   10

         Liquidity and Capital Resources                                         14

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                       17

Item 2.  Changes in Securities                                                   17

Item 3.  Defaults upon Senior Securities                                         17

Item 4.  Submission of Matters to a Vote of Security Holders                     17

Item 5.  Other Information                                                       17

Item 6.  Exhibits and Reports on Form 8-K                                        18

Signature                                                                        19

Exhibit Index                                                                    20




                           SIMULATIONS PLUS, INC. AND
                                   SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                February 28, 1999
                                   (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents  (note 2)                                           $      30,790
       Accounts receivable, net of allowance for
         doubtful accounts of $14,078                                                      460,740
       Prepaid expenses                                                                     32,282
       Inventory                                                                           230,347
                                                                                     --------------
                    Total current assets                                                   754,159
                                                                                     --------------

Capitalized computer software development costs,
         net of accumulated amortization  (note 5)                                         792,902
Furniture and equipment, net  (note 3)                                                     183,488
Other assets                                                                                12,801
                                                                                     --------------
                    Total assets                                                     $   1,743,350
                                                                                     ==============


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Advance line of credit                                                        $      91,859
       Accounts payable                                                                    254,090
       Accrued payroll and other expenses                                                  253,563
       Accrued warranty and service costs                                                   54,444
       Current portion of capitalized lease obligations                                     28,871
                                                                                     --------------
                    Total current liabilities                                              682,827
                                                                                     --------------

Capitalized lease obligations, net of current portion                                       16,610
                                                                                     --------------
                    Total liabilities                                                      699,437
                                                                                     --------------

Shareholders' equity
       Common stock: $.001 par value, authorized
         20,000,000 shares, issued and outstanding 3,383,531 (note 4)                        3,384
       Additional paid-in capital                                                        4,629,270
       Accumulated deficit                                                              (3,588,741)
                                                                                     --------------
                    Total shareholders' equity                                           1,043,913
                                                                                     --------------
                    Total liabilities and stockholders' equity                       $   1,743,350
                                                                                     ==============



      The accompanying footnotes are an integral part of these statements.



                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three and six months ended February 28, 1999 and 1998
                                   (Unaudited)

                                                 Three months ended           Six months ended
                                           ---------------------------------------------------------
                                              02/28/99      02/28/98       02/28/99      02/28/98
                                           ------------   ------------   ------------   ------------
Net sales                                  $   777,638    $   532,609    $ 1,658,924    $ 1,075,672
Cost of sales                                  378,149        272,264        753,857        601,627
                                           ------------   ------------   ------------   ------------
Gross profit                                   399,489        260,345        905,067        474,045
                                           ------------   ------------   ------------   ------------

Operating expenses:
       Selling, general & administration       557,001        696,364      1,176,626      1,308,250
       Research and development                 35,797        125,949        71,,670        263,232
                                           ------------   ------------   ------------   ------------
         Total operating expenses              592,798        822,313      1,248,296      1,571,482
                                           ------------   ------------   ------------   ------------

Loss from operations                          (193,309)      (561,968)      (343,229)    (1,097,437)
Other income (expenses):
       Income from grant                             0              0         75,000         75,000
       Interest revenue                          1,520          8,498          4,946         28,906
       Interest expense                         (7,791)        (3,005)       (10,130)        (6,034)
                                           ------------   ------------   ------------   ------------

Loss before provision for income taxes        (199,580)      (556,475)      (273,413)      (999,565)
Provision (benefit) for income taxes                 0              0              0              0
                                           ------------   ------------   ------------   ------------

Net loss                                   $  (199,580)   $  (556,475)   $  (273,413)   $  (999,565)
                                           ============   ============   ============   ============
Basic net loss per common share            $     (0.06)   $     (0.17)   $     (0.08)   $     (0.30)
                                           ============   ============   ============   ============
Diluted net loss per common share          $     (0.06)   $     (0.17)   $     (0.08)   $     (0.30)
                                           ============   ============   ============   ============
Weighted average # of common shares
       outstanding                           3,383,531      3,350,000      3,371,423      3,350,000
                                           ============   ============   ============   ============




      The accompanying footnotes are an integral part of these statements.


                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended February 28, 1999 and 1998
                               (Unaudited)
                                                                             Six months ended
                                                                       ---------------------------
                                                                         02/28/99       02/28/98
                                                                       ---------------------------
Cash flows from operating activities:
       Net loss                                                        $  (273,413)   $  (999,565)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization of furniture and equipment        40,248         23,205
            Amortization of capitalized software development costs         124,448        106,251

       (Increase) decrease in:
            Accounts receivable                                            (84,970)        63,502
            Inventory                                                      118,328         31,816
            Other assets                                                       906         (9,436)
            Income tax receivable                                           28,941          5,830
       Increase (decrease) in:
            Accounts payable                                               (80,669)       (26,622)
            Accrued payroll and other expenses                              68,180         11,350
            Accrued warranty and service costs                               5,948         (7,567)
                                                                       ------------   ------------
       Net cash used in operating activities                               (52,053)      (801,236)
                                                                       ------------   ------------

Cash flows from investing activities:
       Sales of investments                                                               124,736
       Purchase of investments                                                           (917,598)
       Purchase of furniture and equipment                                               (142,363)
       Capitalized computer software development cost                      (94,223)      (310,088)
                                                                       ------------   ------------
       Net cash used in investing activities                               (94,223)    (1,245,313)
                                                                       ------------   ------------

Cash flows from financing activities:
       Payments on line of credit                                           (5,269)
       Payments on capitalized lease obligations                           (15,819)       (12,858)
                                                                       ------------   ------------
       Net cash used in financing activities                               (21,088)       (12,858)
                                                                       ------------   ------------

       Net decrease in cash                                               (167,364)    (2,059,407)
       Cash and cash equivalents, beginning of period                      198,154      2,156,761
                                                                       ------------   ------------
       Cash and cash equivalents, end of period                        $    30,790    $    97,354
                                                                       ============   ============



      The accompanying footnotes are an integral part of these statements.

                             SIMULATIONS PLUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1: GENERAL
-------

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

Note 2: CASH AND CASH EQUIVALENTS
-------

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of February 28, 1999, the Company had no uninsured cash. In addition, the Company had cash equivalents of $38,152 on deposit with a high-quality financial institution that is uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3: FURNITURE AND EQUIPMENT
-------

Furniture and equipment consist of the following:
         Equipment                              $  44,003
         Computer equipment                       293,748
         Furniture and fixtures                    45,036
         Leasehold improvements                    39,431
         Demo Equipment                            25,173
         Rental Equipment                          44,797
                                               -----------
                                                  492,188
         Less accumulated depreciation            308,700
                                               -----------
                                               $  183,488
                                               ===========

Note 4: STOCKHOLDERS' EQUITY
-------

AUTHORIZATION OF PREFERRED STOCK

On March 26, 1999, the Company held its Annual Meeting and approved an amendment to the Company's Articles of Incorporation to authorize up to 10,000,000 shares, par value $0.001, of Preferred Stock. The purpose of this amendment was to authorize shares of Preferred Stock, which may be designated and issued from time to time by the Board of Directors for a variety of corporate purposes including future private or public offerings to raise additional capital, to pay Company debts or to facilitate corporate acquisitions, stock splits effected in the form of stock dividends, and other general corporate purposes.

ISSUANCE OF WARRANTS

In August and September 1996, the Company issued 100,000 and 150,000 warrants associated with two notes in the amount of $200,000 and $300,000, respectively, to purchase common stock. The warrants are exercisable at $4.00 per share and expire five years from the date of grant. To date, these warrants have not been exercised. A warrant registration statement was filed with the Securities and Exchange Commission and was declared effective on March 4, 1999. This registration will remain effective for 120 days, ending July 1, 1999.

ISSUANCE OF BRIDGE LENDERS WARRANT

In December 1996 and January 1997, the Company issued to the Bridge Lenders 280,000 Warrants (the "Bridge Warrants") to purchase Common Stock. The Bridge Warrants are exercisable at $2.50 per share and expire five years from the date of grant. To date, these warrants have not been exercised. A warrant registration statement was filed with the Securities and Exchange Commission and was declared effective on March 4, 1999. This registration will remain effective for 120 days, ending July 1, 1999.

STOCK OPTION PLAN

On January 2, 1998, the Company issued incentive stock options to various employees to purchase an aggregate of 50,000 shares of the Company's Common Stock at an exercise price of $4.25 which approximated the fair market value at the date of grant. The options vest over five equal annual installments starting from the date of grant. As of February 28, 1999, 12,458 shares were forfeited and reissued along with a remaining 200,000 shares to various employees at an exercise price of $1.31 per share, which was the fair market value at the date of grant, October 30, 1998, with five year vesting periods.

The Annual Meeting of shareholders on March 26, 1999 approved an amendment to the Company's 1996 Stock Option Plan to increase the shares available for issuance from 250,000 to 500,000 shares.

The Company entered into an agreement with Banchik and Associates for investor relation services. On January 4, 1999, the Company issued stock options to Banchik and Associates to purchase 30,000 shares of the Company's Common Stock at an exercise price of $1.00 which was the fair market value at the date of grant. The options vest at a rate of 5,000 per calendar quarter at the beginning of the period.

On March 26, 1999, the Company determined to issue stock options to the Company's two independent Directors to purchase an aggregate of 2,206 shares (1,103 shares each) of the Company's Common Stock at the fair market value of the date of grant.

SUBSCRIPTION AGREEMENT

In November 1998, the Company entered into a Subscription Agreement whereby the Company issued Common Stock in the amount of $33,531 with a 12-month lock-up period in exchange for services received by the Company in making tenant improvements to its new facility after relocating in July 1998. The value of common stock issued was equal to the service received by the Company.

Note 5: SOFTWARE DEVELOPMENT COSTS
-------

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

Note 6: Income Taxes
-------

The Company used the liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes."

Note 7: Earnings Per Share
-------

Effective February 28, 1998, the Company adopted SFAS No. 128 "Earnings Per Share." All prior periods presented have been restated to confirm with SFAS No. 128.

Item 2. Management's Discussion and Analysis or Plan of Operations
        ----------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended February 28, 1999 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

GENERAL

Simulations Plus, Inc. (the "Company" or "Simulations Plus") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce two types of products: (1) Simulations Plus, incorporated in 1996, develops and produces simulation software for use in pharmaceutical research and for education. The Company is currently producing and developing simulation software for pharmaceutical research and it is producing simulation software for science courses for the high school, community college, and university markets. The Company also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program for the retail market.

The types of simulation software under development by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution, absorption, and clearance of drug compounds in the human gastrointestinal tract. The Company's QMPRPlus(TM) software, to be released during the third fiscal quarter, estimates the values of a number of physicochemical properties of molecules with only the structure of the molecules as input. These properties are required inputs for GastroPlus(TM). The Company's science experiment educational simulations incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc.)

The Company's pharmaceutical software provides cost-effective solutions to a number of problems in pharmaceutical research as well as in the education of pharmacy and medical students. The Company released an improved version of GastroPlus(TM) in August 1998 and, a further improved version in February 1999. Sales of GastroPlus(TM) as of the end of the second quarter include ten of the largest pharmaceutical firms in the world, including Pfizer, Roche, Pharmaceia and Upjohn, Zeneca, Astra, and five others, including one of the largest pharmaceutical firms in Japan. An additional (extra-cost) Optimization Module was released in November 1998 and is receiving enthusiastic interest from pharmaceutical researchers. Almost all new GastroPlus(TM) licenses now include the Optimization Module. A second optional module, IVIV Correlation, is in advanced development and is expected to be released during the third fiscal quarter. Two other modules are also in development, and both are expected to be released in 1999. These additional modules will more than double the average sale price for an annual license. The Company is actively working nearly 500 leads for additional sales. No assurances can be given, however, that any additional sales will occur as a result of such leads or that any such sales would be profitable to the Company.

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

In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus(TM), such as the IVIV Correlation Module, and the Metabolism and Efflux Module, as well as finalizing the development of QMPRPlus(TM) as both a separate companion program and as an optional module within GastroPlus(TM). The Company is also developing HelixGen(TM), which predicts the receptor structure of certain transmembrane proteins. The Company is exploring a number of potential relationships with other companies, and is also considering the acquisition of complementary companies to more rapidly grow its ability to serve the pharmaceutical research market.

In February 1999, the Company announced that it had signed a letter of intent with Absorption Systems LP of Exton, Pennsylvania, to form a Joint Venture. The purpose of the Joint Venture is to serve a consortium called the Consortium for ADME Prediction. The acronym ADME stands for Absorption, Distribution, Metabolism, and Elimination, and is commonly used in pharmaceutical research to refer to processes that affect how a drug molecule is affected by various processes in the human body. The consortium concept has been presented to a number of companies in Europe and the U.S., and will be presented in Japan in April. The concept has received considerable interest from companies to which it has been presented; however, there can be no assurance that the consortium will be successful.

In the area of educational simulations, the Company's R&D have been reduced to completing the requirements for the Company's National Science Foundation SBIR grant. Current sales and the National Science Foundation grant provide support for this level of effort.

In October 1997, the Company was awarded a $300,000 Phase II follow-on grant which is funded in four equal payments of $75,000 every six months for an eighteen month period. The payments were received in October 1997, April 1998, and October 1998 at $75,000 each accordingly. The Company is expecting to receive the last payment in April 1999 after submitting its final report. This grant is funded to further develop software to allow physically disabled science students to perform simulated laboratory experiments on a computer with minimal physical input. The Company is using its expertise and technology from its Words+ subsidiary in designing and building computer access products for the physically-disabled, as well as its expertise in developing scientific educational simulation software, in developing these programs. These programs are also designed to be used by able-bodied students so that the same programs will be attractive to and used by both physically disabled and able-bodied persons.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                                        Three Months Ended
                                                    -------------------------------------------------------------
                                                              02/28/99                      02/28/98
                                                    -------------------------------------------------------------
Net sales                                                 $778          100.0%             $533           100.0%
Cost of sales                                              378           48.6               272            51.0
Selling, general and administrative                        557           71.6               696           130.6
Research and development                                    36            4.6               126            23.6
                                                    -------------------------------------------------------------
Total operating expenses                                   593           76.2               822           154.2
                                                    -------------------------------------------------------------
Loss from operations                                      (193)         (24.8)             (561)         (105.2)
Income from grant                                            0              0                 0               0
Interest revenue                                             2            0.3                 8             1.5
Interest expense                                            (8)          (1.0)               (3)           (0.6)
                                                    -------------------------------------------------------------
Net loss                                                 $(199)         (25.5)%           $(556)         (104.3)%
                                                    =============================================================


NET SALES

The consolidated net sales increased $245,000, or 46.0%, to $778,000 in the second fiscal quarter of 1999 from $533,000 in the second fiscal quarter of 1998. Simulations Plus, Inc.'s sales, from pharmaceutical and educational software, increased approximately $82,000, or 735.4%, and Words+, Inc.'s sales increased approximately $163,000, or 31.3% for the quarter. Management attributes the increase in consolidated net sales to the first sales from Pharmaceutical software launched in the first and second quarters of FY 1999, and to increased sales from its Words+ subsidiary. Pharmaceutical software sales contributed over 35% of the total increase in consolidated sales for the quarter. The increase in Words+ sales is due primarily to its MultiLevel MessageMate and Freedom 2000 communication products being well received by the marketplace. The Company has noticed a continuous increase in Words+ orders commencing in February 1998 continuing through today, however, no assurance can be given as to whether this trend will continue.

COST OF SALES

The consolidated cost of sales increased $106,000, or 39.0%, to $378,000 in the second fiscal quarter of 1999 from $272,000 in the second fiscal quarter of 1998, however, the percentage of cost of sales decreased by 2.4%. For Simulations Plus, the cost of sales increased $20,000, or 58.8%, of which the significant portion of the cost of sales is the systematic amortization of capitalized software cost, which resulted in a 59.7 % increase in amortization cost. For Words+, the cost of sales increased $86,000, or 36.0%. The change in percentage of cost of sales between the second fiscal quarter of 1999 and 1998 is increased by 1.7%. Management attributes the percentage increase in cost of sales primarily to increase in warranty cost for the quarter although there are improvements in labor and material cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The consolidated selling, general and administrative expenses decreased $139,000, or 20.0%, to $557,000 in the second fiscal quarter of 1999 from $696,000 in the second fiscal quarter of 1998. For Simulations Plus, the selling, general and administrative expenses decreased $39,000, or 8.9% primarily due to the downsizing of educational software development activities as the Company reduced staff, significant reduction in educational software marketing expenses, and other associated overhead costs. For Words+, the expenses also decreased $100,000, or 22.8% due to allowed attrition within the field sales force and their payroll related expenses, reducing marketing costs by consolidating two companies' marketing departments into one, reducing newsletter printing costs, and reducing advertising costs for the Abbreviate! product. These reductions outweighed the increases in other expense categories such as depreciation expense, facility lease, trade shows and travel expenses.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $80,000 of research and development costs for both companies during the second quarter of 1999. Of this amount, $44,000 was capitalized and $36,000 was expensed in this period. In the second quarter of 1998, the Company incurred $251,000 of research and development costs, of which $125,000 was capitalized and $126,000 was expensed. The 68.1% decrease in research and development expenditure from the second quarter of 1998 to the second quarter of 1999 was due to significant reduction in development of educational simulation software and reduction in Words+'s R&D expense.

INTEREST REVENUE

Interest revenue for the second fiscal quarter of 1999 decreased to $2,000 from $8,000 in the second fiscal quarter of 1998. This decrease is primarily due to the interest earned on investment activities in commercial notes through a highly-qualified financial institution being reduced because portions of the capital resources were used in the Company's operations.

INTEREST EXPENSE

Interest expense for the second fiscal quarter of 1999 increased by $5,000, to $8,000 from $3,000 in the second fiscal quarter of 1998. This increase is caused by the adjustment of $6,000 that has been made in the second quarter to correct the error in the first quarter regarding interest on a revolving line of credit. Without this adjustment, the interest expense shows a $1,000 decline in the second fiscal quarter of 1999 compared to the second fiscal quarter of 1998.

NET LOSS

The consolidated net loss for the three months ended February 28, 1999 decreased by $357,000, or 64.2%, to $199,000 in the second fiscal quarter of 1999 compared to $556,000 in the second fiscal quarter of 1998. Management attributes this decrease primarily to the significant increase in sales outweighing the small increase in cost of sales, decrease in selling, general and administrative expenses, and decrease in research and development expense compared to the three months ended February 28, 1998.


COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; Please refer to the Company's consolidated statements of operations.)

                                                                         Six Months Ended
                                                    ------------------------------------------------------------
                                                              02/28/99                       02/28/98
                                                    ------------------------------------------------------------
Net sales                                               $1,659          100.0%          $1,076           100.0%
Cost of sales                                              754           45.4              602            55.9
Selling, general and administrative                      1,176           70.9            1,308           121.6
Research and development                                    72            4.3              263            24.4
                                                    ------------------------------------------------------------
Total operating expenses                                 1,248           75.2            1,571           146.0
                                                    ------------------------------------------------------------
Loss from operations                                      (343)         (20.6)          (1,097)         (101.9)
Income from grant                                           75            4.5               75             7.0
Interest revenue                                             5            0.3               29             2.7
Interest expense                                           (10)          (0.6)              (6)           (0.6)
                                                    ------------------------------------------------------------
Net loss                                                 $(273)         (16.4)%          $(999)          (92.8)%
                                                    ============================================================

NET SALES

The consolidated net sales increased $583,000, or 54.2%, to $1,659,000 for the six months ended February 28, 1999 compared to $1,076,000 for the six months ended February 28, 1998. Words+, Inc.'s sales increased approximately $425,000 and Simulations Plus, Inc.'s sales increased approximately $158,000, of which $148,000 are from Pharmaceutical software sales. Management attributes the increase primarily to the first sales of its pharmaceutical software launched in FY 1999, as well as to increased sales from its Words+ subsidiary. Pharmaceutical software sales contributed over 25% of the total increase in consolidated sales for the first six months' operation. The increase in Words+ sales is due primarily to its MultiLevel MessageMate and Freedom 2000 communication products being well received by the marketplace. The Company has noticed a continuous increase in Words+ orders commencing in February 1998 continuing through today, however, no assurance can be given as to whether this trend will continue.

COST OF SALES

The consolidated cost of sales increased $152,000, or 25.2%, to $754,000 for the six months ended February 28, 1999 from $602,000 for the six months ended February 28, 1998, however, the percentage of cost of sales decreased by 10.5%. For Simulations Plus, the cost of sales increased $36,000, or 53.3%, of which the significant portion of the cost of sales is the systematic amortization of capitalized software cost, which resulted in 50.4 % increase in amortization cost. For Words+, the cost of sales increased $116,000, or 21.7%. Management attributes the percentage decrease in cost of sales primarily to efficiency in labor and material costs outweighing increases in warranty costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The consolidated selling, general and administrative expenses decreased $132,000, or 10.1%, to $1,176,000 for the six months ended February 28, 1999 from $1,308,000 for the six months ended February 28, 1998. For Simulations Plus, the selling, general and administrative expenses are decreased $73,000, or 14.9% primarily due to the downsizing of educational software development activities as the Company reduced staff, significant reduction in educational software marketing expenses, and other associated overhead costs. For Words+, the expenses are also decreased $59,000, or 7.2% due to the reduction of the sales force and their payroll related expenses, reducing marketing costs by consolidating two companies' marketing departments into one, reducing Newsletter printing costs, and reducing advertising costs for the Abbreviate! product. These reductions outweighed the increases in other expense categories such as depreciation expense, facility lease, trade shows and travel expenses.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $166,000 of research and development costs for both companies for the six months ended February 28,1999. Of this amount, $94,000 was capitalized and $72,000 was expensed in this period. In the same period of 1998, the Company incurred $576,000 of research and development costs, of which $313,000 was capitalized and $263,000 was expensed. The 71.2% decrease in research and development expenditure for the six months ended February 28, 1999 compared to the same period of 1998 was due to significant reduction in development of educational simulation software and reduction in Words+'s R&D expense.

INCOME FROM GRANT

During the first fiscal quarter of 1999, the Company received the third $75,000 payment of a $300,000 Phase II SBIR grant from the National Science Foundation (the "NSF") to further develop the FutureLab(TM) series. The first payment of $75,000 was received in the first fiscal quarter of 1998. The purpose of the grant is to develop software to allow physically-disabled students to perform simulated laboratory experiments on a computer.

INTEREST REVENUE

Interest revenue for the six month ended February 28, 1999 decreased to $5,000 from $29,000 for the six months ended February 28, 1998. This decrease is primarily due to the interest earned on investment activities in commercial notes through a highly-qualified financial institution being reduced because portions of the capital resources were used in the Company's operations.

INTEREST EXPENSE

Interest expense for the six months ended February 28, 1999 increased by $4,000, or 66.7%, to $10,000 from $6,000 for the six months ended February 28, 1998. This increase is attributable primarily to the interest incurred on a revolving line of credit which the Company utilizes from time to time for working capital needed.

NET LOSS

Net loss for the six months ended February 28, 1999 decreased by $726,000, or 72.7%, to $273,000 for the six months ended February 28, 1999 compared to $999,000 for the six months ended February 28, 1998. Management attributes this decrease primarily to the significant increase in sales outweighing the small increase in cost of sales, decrease in selling, general and administrative expenses, and decrease in research and development expense compared to the six months ended February 28, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, accruing and not paying full salaries to certain executive officers and managers, and remaining proceeds from the Company's initial public offering.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The outstanding balance under the revolving line of credit as of February 28, 1999 was $92,000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of those salaries are accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position. As of February 28, 1999, the aggregate amount of such accrued salaries was approximately $121,000.

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

In order to maintain quotation of its securities on the NASDAQ SmallCap Market ("NASDAQ"), the Company has to maintain certain minimum financial requirements. As of February 28, 1999, the Company's net assets were $1,043,913, which is below the continued listing requirements for the NASDAQ SmallCap market, specifically, the net tangible assets of $2,000,000. If the Company is unable to increase its net tangible assets to meet the NASDAQ's requirement for continued listing, the Company's securities may be delisted from NASDAQ. In such event, trading, if any, in the shares of Common Stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or on the NASDAQ's "electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the news media's coverage of the Company, and lower prices for the Company's securities than otherwise might be attained.

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

Management realizes that there are urgent needs for additional funds to meet one of the listing requirements, net tangible assets, and to continue its research, development, and marketing activities at its current level of expenditures in the pharmaceutical and educational software areas. Accordingly, the Company has signed an agreement with The Kriegsman Group, a southern California based investment banking firm, to assist the Company in raising additional investment capital. The Company has been interviewing investors and providing responses to due diligence questions from a number of them. While management is optimistic that financing can be obtained on acceptable terms, there can be no assurance that such financing will be available to the Company or, if available, that it will be on terms acceptable to the Company.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  None.

Item 2.           Changes in Securities
                  ---------------------

                  The information set forth in Note 5 of the notes to condensed financial statements is incorporated herein by this reference.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  On March 26, 1999, the Registrant held its annual meeting of shareholders. At such meeting, the following persons were reelected as directors:
                           Walter Woltosz
                           Virginia Woltosz
                           Dr. David Z. D'Argenio
                           Dr. Richard Weiss.
                  At such meeting, 2,208,180 shares were voted in person or by proxy. Each director nominee received 2,208,180 votes.

                  Additionally, shareholders approved the following items:

                  (1) Amending the Registrant's Articles of Incorporation to authorize 10 million shares of what is commonly known as "blank check" Preferred Stock.
                  (2)  Amending the Registrant's Stock Option Plan to authorize
                       500,000 shares to be available under the plan.
                  (3)  Ratifying the selection of Singer, Lewak, Greenbaum &
                       Goldstein, LLP as their independent accountants.

                  All of the above proposals received 2,208,180 votes. While there were no abstentions and no "no votes", 1,175,351 shares were not represented in person or by proxy.

Item 5.           Other Information
                  -----------------

                  None.

Item 6.           Exhibits and Reports on form 8-K
                  --------------------------------

                  (a)      Exhibits:

                           27       Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Simulations Plus, Inc.

Date:  April 8, 1999                    By: /s/ MOMOKO BERAN
                                           ---------------------------------
                                           Momoko Beran
                                           Chief Financial Officer