Form 10QSB
period 1999-05-31
SIMULATIONS PLUS INC
filed 1999-07-15
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1999 or

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

Yes     X                No
    ---------               ---------

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of July 12, 1999, was 3,383,531.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

                                Table of Contents

                                                                           PAGE
                                                                           ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at May 31, 1999 (unaudited)              3

         Consolidated Statements of Operations for the three and nine
          months ended May 31, 1999 and 1998  (unaudited)                    4

         Consolidated Statements of Cash Flows for the nine months
          ended May 31, 1999 and 1998 (unaudited)                            5

         Notes to Consolidated Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                             9

         Results of Operations                                              11

         Liquidity and Capital Resources                                    17

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19

Item 2.  Changes in Securities                                              19

Item 3.  Defaults upon Senior Securities                                    19

Item 4.  Submission of Matters to a Vote of Security Holders                19

Item 5.  Other Information                                                  19

Item 6.  Exhibits and Reports on Form 8-K                                   19

Signature                                                                   20

Exhibit Index                                                               21


                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 1999
                                   (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                                           $           0
     Accounts receivable, net of allowance for
       doubtful accounts of $14,078                                                            598,775
     Prepaid expenses                                                                           23,564
     Inventory                                                                                 217,229
                                                                                         --------------
                  Total current assets                                                         839,568
                                                                                         --------------

Capitalized computer software development costs,
       net of accumulated amortization  (note 4)                                               784,112
Furniture and equipment, net  (note 2)                                                         170,118
Other assets                                                                                    13,708
                                                                                         --------------
                  Total assets                                                           $   1,807,506
                                                                                         ==============


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
     Book overdraft                                                                      $         176
     Advance line of credit                                                                     89,828
     Accounts payable                                                                          194,020
     Accrued payroll and other expenses                                                        359,079
     Accrued warranty and service costs                                                         69,201
     Current portion of capitalized lease obligations                                           30,735
                                                                                         --------------
                  Total current liabilities                                                    743,039
                                                                                         --------------

Capitalized lease obligations, net of current portion                                           12,419
                                                                                         --------------
                  Total liabilities                                                            755,458
                                                                                         --------------

Shareholders' equity
     Preferred stock: $.001 par value, authorized
       10,000,000 shares, issued and outstanding 0 (note 3)                                          0
     Common stock: $.001 par value, authorized
       20,000,000 shares, issued and outstanding 3,383,531 (note 3)                              3,384
     Additional paid-in capital                                                              4,629,270
     Accumulated deficit                                                                    (3,580,606)
                                                                                         --------------
                  Total shareholders' equity                                                 1,052,048
                                                                                         --------------
                  Total liabilities and stockholders' equity                             $   1,807,506
                                                                                         ==============




      The accompanying footnotes are an integral part of these statements.


                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three and nine months ended May 31, 1999 and 1998
                                   (Unaudited)

                                                              Three months ended                 Nine months ended
                                                       ---------------------------------------------------------------------
                                                           05/31/99          05/31/98          05/31/99          05/31/98
                                                       ---------------   ---------------   ---------------   ---------------

Net sales                                              $      929,002    $      730,139    $    2,587,926    $    1,805,811
Cost of sales                                                 370,536           399,807         1,124,393         1,001,434
                                                       ---------------   ---------------   ---------------   ---------------
Gross profit                                                  558,466           330,332         1,463,533           804,377
                                                       ---------------   ---------------   ---------------   ---------------
Operating expenses:
       Selling, general & administrative                      564,702           703,001         1,741,328         2,011,251
       Research and development                                55,552            42,370           127,222           305,602
                                                       ---------------   ---------------   ---------------   ---------------
         Total operating expenses                             620,254           745,371         1,868,550         2,316,853
                                                       ---------------   ---------------   ---------------   ---------------

Loss from operations                                          (61,788)         (415,039)         (405,017)       (1,512,476)
Other income (expenses):
       Income from grant                                       75,000            75,000           150,000           150,000
       Interest revenue                                           223            13,526             5,170            42,432
       Interest expense                                        (5,300)           (3,425)          (15,431)           (9,459)
                                                       ---------------   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                 8,135          (329,938)         (265,278)       (1,329,503)
Provision (benefit) for income taxes                                0                 0                 0                 0
                                                       ---------------   ---------------   ---------------   ---------------

Net income (loss)                                      $        8,135    $     (329,938)   $     (265,278)   $   (1,329,503)
                                                       ===============   ===============   ===============   ===============
Basic net income (loss) per common share               $         0.00    $        (0.10)   $        (0.08)   $        (0.40)
                                                       ===============   ===============   ===============   ===============
Diluted net income (loss) per common share             $         0.00    $        (0.10)   $        (0.08)   $        (0.40)
                                                       ===============   ===============   ===============   ===============
Weighted average # of common shares
       Outstanding                                          3,389,689         3,350,000         3,375,518         3,350,000
                                                       ===============   ===============   ===============   ===============




      The accompanying footnotes are an integral part of these statements.


                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended May 31, 1999 and 1998
                                 (Unaudited)                                                        Nine months ended
                                                                                            --------------------------------
                                                                                                05/31/99         05/31/98
                                                                                            --------------- ----------------
Cash flows from operating activities:
       Net loss                                                                             $     (265,278) $    (1,329,503)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization of furniture and equipment                                59,801           37,259
            Amortization of capitalized software development costs                                 178,118          160,275
       (Increase) decrease in:
            Accounts receivable                                                                   (223,005)          (5,713)
            Inventory                                                                              131,446           54,465
            Other assets                                                                             8,716          (47,710)
            Income tax receivable                                                                   28,941           28,485
       Increase (decrease) in:
            Accounts payable                                                                      (140,739)           5,030
            Accrued payroll and other expenses                                                     173,696           32,504
            Accrued warranty and service costs                                                      20,705           (5,522)
                                                                                            --------------- ----------------
       Net cash used in operating activities                                                       (27,599)      (1,070,430)
                                                                                            --------------- ----------------

Cash flows from investing activities:
       Investments in HealthWeb                                                                      -               (1,000)
       Sale of investments                                                                           -              428,045
       Purchase of investments                                                                       -             (917,598)
       Purchase of furniture and equipment                                                          (6,182)        (142,677)
       Capitalized computer software development cost                                             (139,103)        (501,303)
                                                                                            --------------- ----------------
       Net cash used in investing activities                                                      (145,285)      (1,134,533)
                                                                                            --------------- ----------------

Cash flows from financing activities:
       Increase in book overdraft                                                                      176            -
       Proceeds from line of credit                                                                  -               88,000
       Payments on line of credit                                                                   (7,300)            -
       Payments on capitalized lease obligations                                                   (24,328)         (13,601)
       Proceeds from lease payable                                                                   6,182            -
                                                                                            --------------- ----------------
       Net cash provided by (used in) financing activities                                         (25,270)          74,399
                                                                                            --------------- ----------------

       Net decrease in cash                                                                       (198,154)      (2,130,564)
       Cash and cash equivalents, beginning of period                                              198,154        2,156,761
                                                                                            --------------- ----------------
       Cash and cash equivalents, end of period                                             $            0  $        26,197
                                                                                            =============== ================

Supplemental Information:  (Note 3)
       Subscription agreement for issuance of Common Stock
          for tenant improvements                                                        $ 33,531
       Tenant improvements by subscription agreement for Common Stock                    $ 33,531



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

NOTE 2: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:
         Equipment                                            $   50,184
         Computer equipment                                      293,748
         Furniture and fixtures                                   45,036
         Leasehold improvements                                   39,433
         Demo Equipment                                           25,173
         Rental Equipment                                         44,797
                                                              ----------
                                                                 498,371
         Less accumulated depreciation                           328,253
                                                              ----------
                                                              $  170,188
                                                              ==========

NOTE 3: STOCKHOLDERS' EQUITY

AUTHORIZATION OF PREFERRED STOCK

On March 26, 1999, the Company held its Annual Meeting at which the shareholders approved an amendment to the Company's Articles of Incorporation to authorize 10,000,000 shares, par value $0.001, of Preferred Stock. The purpose of this amendment is to authorize shares of Preferred Stock, which may be designated and issued from time to time by the Board of Directors for a variety of corporate purposes including future private or public offerings to raise additional capital, to pay Company debts or to facilitate corporate acquisitions, stock splits effected in the form of stock dividends, and other general corporate purposes.

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

STOCK OPTION PLAN

On January 2, 1998, the Company issued incentive stock options to various employees to purchase an aggregate of 50,000 shares of the Company's Common Stock at an exercise price of $4.25 which approximated the fair market value at the date of grant. The options vest over five equal annual installments starting from the date of grant. As of May 31, 1999, 12,458 shares were forfeited and reissued along with a remaining 200,000 shares to various employees at an exercise price of $1.31 per share, which was the fair market value at the date of grant, October 30, 1998, with five year vesting periods.

The Annual Meeting of shareholders on March 26, 1999 approved an amendment to the Company's 1996 Stock Option Plan to increase the shares available for issuance from 250,000 to 500,000 shares.

In November, the Company entered into an agreement, whereby the Company issues stock options as a part of compensation, with Banchik and Associates in exchange for investor relation services. Accordingly, the Company issued stock options to Banchik and Associates to purchase 30,000 shares of the Company's Common Stock at an exercise price of $1.00 which was the fair market value at the date of the service agreement. The options vest at a rate of 5,000 per calendar quarter at the beginning of the period.

SUBSCRIPTION AGREEMENT

In November 1998, the Company entered into a Subscription Agreement whereby the Company issued Common Stock in the amount of $33,531 with a 12-month lock-up period in exchange for service received by the Company in making tenant improvements to its new facility after relocating in July 1998. The value of common stock issued was equal to the service received by the Company.

NOTE 4: SOFTWARE DEVELOPMENT COSTS

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

NOTE 5: Income Taxes

The Company used the liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes."

NOTE 6: Earnings Per Share

Effective May 31, 1998, the Company adopted SFAS No. 128 "Earnings Per Share." All prior periods presented have been restated to confirm with SFAS No. 128.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
        ----------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended May 31, 1999 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

GENERAL

Simulations Plus, Inc. (the "Company" or "Simulations Plus") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce two types of products: (1) Simulations Plus, incorporated in 1996, develops and produces simulation software for use in pharmaceutical research and for education. The Company is currently developing and producing simulation software for pharmaceutical research, and is producing simulation software for science courses for the middle school, high school, community college, and university markets. The Company also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program called Abbreviate! for the retail market.

The types of simulation software under development by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution, absorption, and clearance of drug compounds in the human gastrointestinal tract. The Company's QMPRPlus(TM) program estimates the values of several important chemical characteristics with only the structure of the molecule as input. The Company's FutureLab(TM) science experiment simulations incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc.)

The Company's pharmaceutical software provides cost-effective solutions to a number of problems in pharmaceutical research as well as in the education of pharmacy and medical students. The Company began selling GastroPlus(TM) in September 1998, and has continued to refine it and extend its capabilities. Sales of GastroPlus(TM) as of the end of third quarter include ten of the largest pharmaceutical firms in the world, including Pfizer, Roche, Pharmaceia and Upjohn, Glaxo Wellcome, Zeneca, and Astra, and four others, including one of the largest pharmaceutical firms in Japan. An additional (extra-cost) Optimization Module was released in November 1998 and is receiving enthusiastic interest from pharmaceutical researchers. Almost all new GastroPlus(TM) licenses now include the Optimization Module, increasing the average sale price by 50%. A second optional module, IVIV Correlation, is in advanced development. It was expected to be released during the third fiscal quarter, however, the release schedule was delayed to the end of this fiscal year. Two other modules are also in development, and both are expected to be released in early 2000. The Company believes these additional modules will more than double the average price for an annual license. The Company is actively working over 600 leads for additional sales. No assurances can be given, however, that any additional sales will occur as a result of such leads.

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

In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus(TM), such as the IVIV Correlation Module, and the Metabolism and Efflux Module. In addition, QMPRPlus(TM) has been released as a separate companion program, and will soon be available also as an optional module within GastroPlus(TM). The Company is also developing HelixGen(TM), which predicts the receptor structure of certain transmembrane proteins. The Company is exploring a number of potential relationships with other companies, and is also considering the acquisition of complementary companies to more rapidly grow its ability to serve the pharmaceutical research market.

In February 1999, the Company announced that it had signed a letter of intent with Absorption Systems LP of Exton, Pennsylvania, to form a Joint Venture. The purpose of the Joint Venture is to serve a consortium called the Consortium for ADME Prediction. The acronym ADME stands for Absorption, Distribution, Metabolism, and Elimination, and is commonly used in pharmaceutical research to refer to processes that affect how a drug molecule is affected by various processes in the human body. The consortium concept has been presented to a number of companies in Europe, Japan, and the U.S. The concept has received considerable interest from companies to which it has been presented; however, there can be no assurance that the consortium will be successful.

In the area of educational simulations, the Company's R&D efforts were reduced to completing the requirements for the Company's National Science Foundation
(NSF) SBIR grant, which has now been completed and the final report has been submitted.

In October 1997, the Company was awarded a $300,000 Phase II follow-on grant by the NSF which was funded in four equal payments of $75,000 every six months for an eighteen month period. The payments were received in October 1997, April 1998, and October 1998 at $75,000 each accordingly. The Company submitted its final report by the end of May and received the last payment in June 1999.

The Company's wholly owned subsidiary, Words+, Inc. has been in business since 1981. Words+ is a technology leader in designing and developing augmentative and alternative communication computer software and hardware devices for persons who cannot speak due to physical disabilities. Words+ products enable a disabled person to operate a computer and to communicate through a voice synthesizer, through movements as slight as the blink of an eye. The Company's most famous user is Cambridge University theoretical astrophysicist Professor Stephen Hawking, author of the best-selling A BRIEF HISTORY OF TIME.

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


RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED MAY 31, 1999 AND 1998.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)


                                                                        Three Months Ended
                                                    -----------------------------------------------------------
                                                              05/31/99                     05/31/98
                                                    -----------------------------------------------------------
Net sales                                           $      929          100.0%     $       730          100.0%
Cost of sales                                              371           39.9              400           54.8
                                                    -----------------------------------------------------------
Gross profit                                               558           60.1              330           45.2
                                                    -----------------------------------------------------------
Selling, general and administrative                        565           60.8              703           96.3
Research and development                                    55            5.9               42            5.8
                                                    -----------------------------------------------------------
Total operating expenses                                   620           66.7              745          102.1
                                                    -----------------------------------------------------------
Loss from operations                                       (62)          (6.7)            (415)         (56.9)
Income from grant                                           75            8.1               75           10.3
Interest revenue                                             0            0.0               14            1.9
Interest expense                                            (5)          (0.5)              (3)          (0.4)
                                                    -----------------------------------------------------------
Net income (loss)                                   $        8            0.9%     $      (329)         (45.1)%
                                                    ===========================================================


NET SALES

The consolidated net sales increased $199,000, or 27.3%, to $929,000 in the third fiscal quarter of 1999 from $730,000 in the third fiscal quarter of 1998. Simulations Plus, Inc.'s sales from pharmaceutical and educational software increased approximately $105,000, or 839.4%, and Words+, Inc.'s sales increased approximately $94,000, or 13.1% for the quarter. Management attributes the increase in consolidated net sales to the first sales from Pharmaceutical software launched in FY 1999, and to increased sales from its Words+ subsidiary. Pharmaceutical software sales contributed over 45% of the total increase in consolidated sales for the quarter. The increase in Words+ sales is due primarily to its MultiLevel MessageMate and Freedom 2000 communication products being well received by the marketplace. The Company has noticed a steady increase in Words+ orders that began in February 1998 and continues through today; however, no assurance can be given as to whether this trend will continue.

COST OF SALES

The consolidated cost of sales decreased $29,000, or 7.3%, to $371,000 in the third fiscal quarter of 1999 from $400,000 in the third fiscal quarter of 1998. The percentage of cost of sales decreased by 14.9%. For Simulations Plus, the cost of sales increased $20,000, or 59.1%, of which the significant portion of the cost of sales is the systematic amortization of capitalized software cost, which resulted in 59.7 % increase in amortization cost. For Words+, the cost of sales decreased $50,000, or 13.6%. Management attributes the change in percentage of cost of sales between the third fiscal quarter of 1999 and 1998 is primarily due to significant cost reduction in Material cost.

GROSS PROFIT

The consolidated gross profit increased $228,000, or 69.1%, to $558,000 in the third fiscal quarter of 1999 from $330,000 in the third fiscal quarter of 1998. Management attributes the 14.9% increase in gross profit between the third fiscal quarter of 1999 and 1998 to the higher sales on a fixed amount of amortized software expenses and a significant Material cost reduction in Words+ operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The consolidated selling, general and administrative expenses decreased $138,000, or 19.6%, to $565,000 in the third fiscal quarter of 1999 from $703,000 in the third fiscal quarter of 1998. For Simulations Plus, the selling, general and administrative expenses decreased $16,000, or 7.0% primarily due to the downsizing of educational software development activities as the Company reduced staff, significant reduction in educational software marketing expenses, and other associated overhead costs. These reductions outweighed the increases in other administrative expense such as legal and accounting expenses and consultant fees. For Words+, expenses decreased $122,000, or 25.9%, due to reductions in the employee field sales force and their payroll related expenses, reducing trade shows and travel expenses, reducing marketing cost by consolidating two companies' marketing departments into one, and reducing newsletter printing costs. These reductions outweighed increases in selling expenses such as commissions to independent sales representatives and freight-out expense, as well as increases in other administrative expenses such as depreciation expense and facility lease expense.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $107,000 of research and development costs for both companies during the third quarter of 1999. Of this amount, $52,000 was capitalized and $55,000 was expensed in this period. In the third quarter of 1998, the Company incurred $233,000 of research and development costs, of which $191,000 was capitalized and $42,000 was expensed. The 54.1% decrease in research and development expenditure from the third quarter of 1998 to the third quarter of 1999 was due to significant reduction in development of educational simulation software, as well as a reduction in Words+'s R&D expense.

LOSS FROM OPERATIONS

During the third fiscal quarter of 1999, the Company incurred a loss of approximately $62,000 as compared to a loss of $415,000 for the same period in the fiscal year 1998. Management attributes the reduction in net loss from operations to increased sales and decreased expenses, including Selling, General and Administrative expenses.

INCOME FROM GRANT

During the third fiscal quarter of 1999, the Company earned the final $75,000 of a $300,000 Phase II SBIR grant from the National Science Foundation. The final report was filed in May 1999 and the Company received the final payment in early June 1999. In the third fiscal quarter of 1998, the Company received the second $75,000 payment under this grant.

INTEREST REVENUE

Interest revenue for the third fiscal quarter of 1999 decreased to $0 from $14,000 in the third fiscal quarter of 1998. This decrease is primarily due to the interest earned on investment activities in commercial notes through a highly-qualified financial institution being reduced because portions of the capital resources were used in the Company's operations.

INTEREST EXPENSE

Interest expense for the third fiscal quarter of 1999 increased by $2,000, to $5,000 from $3,000 in the third fiscal quarter of 1998. This increase is caused by the interest on a revolving line of credit and increase in interest on the capitalized lease obligations.

NET INCOME OR (LOSS)

The consolidated net profit for the three months ended May 31, 1999 increased by $337,000, to a profit of $8,000 in the third fiscal quarter of 1999 compared to a loss of ($329,000) in the third fiscal quarter of 1998. Management attributes this increase primarily to the significant increase in sales, decrease in cost of sales, and decrease in selling, general and administrative expenses, which outweighed an increase in research and development expense compared to the three months ended May 31, 1998.

COMPARISON OF NINE MONTHS ENDED MAY 31, 1999 AND 1998.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; Please refer to the Company's consolidated statements of operations.)


                                                                         Nine Months Ended
                                                    -----------------------------------------------------------
                                                              05/31/99                     05/31/98
                                                    -----------------------------------------------------------
Net sales                                           $    2,588          100.0%     $     1,806          100.0%
Cost of sales                                            1,124           43.4            1,001           55.4
                                                    -----------------------------------------------------------
Gross profit                                             1,464           56.6              805           44.6
                                                    -----------------------------------------------------------
Selling, general and administrative                      1,741           67.3            2,011          111.4
Research and development                                   127            4.9              306           16.9
                                                    -----------------------------------------------------------
Total operating expenses                                 1,868           72.2            2,317          128.3
                                                    -----------------------------------------------------------
Loss from operations                                     ( 404)         (15.6)         ( 1,512)         (83.7)
Income from grant                                          150            5.8              150            8.3
Interest revenue                                             5            0.2               42            2.3
Interest expense                                           (15)          (0.6)              (9)          (0.5)
                                                    -----------------------------------------------------------
Net loss                                            $     (264)         (10.2)%    $    (1,329)         (73.6)%
                                                    ===========================================================


NET SALES

The consolidated net sales increased $782,000, or 43.3%, to $2,588,000 for the nine months ended May 31, 1999 compared to $1,806,000 for the nine months ended May 31, 1998. Words+, Inc.'s sales increased approximately $519,000 and Simulations Plus, Inc.'s sales increased approximately $263,000, of which $238,000 were from Pharmaceutical software sales. Management attributes the increase primarily to the first sales from its new Pharmaceutical software business launched in the FY 1999, and to increased sales from its Words+ subsidiary. Pharmaceutical software sales contributed over 30% of the total increase in consolidated sales for the first nine months' operation. The increase in Words+ sales is due primarily to its MultiLevel MessageMate and Freedom 2000 communication products being well received by the marketplace. The Company has noticed an increase in Words+ orders that began in February 1998 and continues through today; however, no assurance can be given as to whether this trend will continue.

COST OF SALES

The consolidated cost of sales increased $123,000, or 12.3%, to $1,124,000 for the nine months ended May 31, 1999 from $1,001,000 for the nine months ended May 31, 1998, however, the percentage of cost of sales decreased by 12.1%. For Simulations Plus, the cost of sales increased $57,000, or 55.3%, of which the significant portion of the cost of sales is the systematic amortization of capitalized software cost, which resulted in a 53.5% increase in amortization cost. For Words+, the cost of sales increased $66,000, or 7.3%. The change in percentage of cost of sales between the nine months operations ended May 31, 1999 and 1998 decreased by 8.6%. Management attributes the percentage decrease in cost of sales primarily to efficiency in labor and material costs outweighing increases in warranty costs.

GROSS PROFIT

The consolidated gross profit increased $659,000, or 81.9%, to $1,464,000 in the third fiscal quarter of 1999 from $805,000 in the third fiscal quarter of 1998. Management attributes the 12.0% increase in gross profit margin between the third fiscal quarter of 1999 and 1998 to higher sales on a fixed amount of amortized software expenses, and a significant Material cost reduction and Labor cost efficiency in Words+ operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The consolidated selling, general and administrative expenses decreased $270,000, or 13.4%, to $1,741,000 for the nine months ended May 31, 1999 from $2,011,000 for the nine months ended May 31, 1998. For Simulations Plus, the selling, general and administrative expenses decreased $89,000, or 12.4%, primarily due to the downsizing of educational software development activities as the Company reduced staff, significant reduction in educational software marketing expenses, and other associated overhead costs. For Words+, the expenses decreased $181,000, or 14.0% due to the reduction of the employee field sales force and their payroll related expense, reducing marketing cost by consolidating two companies' marketing department into one, reducing newsletter printing costs, and reducing advertising costs for the Company's Abbreviate! product. These reductions outweighed the increases in other expense categories such as commissions to the independent sales representatives, freight-out expense, depreciation expense, facility lease, trade shows and travel expense costs.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $273,000 of research and development costs for both companies for the nine months ended May 31,1999. Of this amount, $146,000 was capitalized and $127,000 was expensed in this period. In the same period of 1998, the Company incurred $807,000 of research and development costs, of which $501,000 was capitalized and $306,000 was expensed. The 66.2% decrease in research and development expenditures for the nine months ended May 31, 1999 compared to the same period of 1998 was due to significant reduction in development of educational simulation software and reduction in Words+'s R&D expense.

LOSS FROM OPERATIONS

The Company incurred a net loss from operations of approximately $404,000 as compared to a loss of $1,512,000 for the same period in the fiscal year 1998. Management attributes the reduction in net loss from operations to increased sales and decreased expenses, including Selling, General and Administrative expenses.

INCOME FROM GRANT

During the third fiscal quarter of 1999, the Company submitted its Final Report and triggered the fourth and final payment of $75,000 of a $300,000 Phase II SBIR grant from the National Science Foundation (the "NSF") to further develop the FutureLab(TM) series. The final report was filed in May of 1999 and the final payment of $75,000 was received in early June of 1999.

INTEREST REVENUE

Interest revenue for the nine months ended May 31, 1999 decreased to $5,000 from $42,000 for the nine months ended May 31, 1999. This decrease is primarily due to the interest earned on investment activities in commercial notes through a highly-qualified financial institution being reduced because portions of the capital resources were used in the Company's operations.

INTEREST EXPENSE

Interest expense for the nine months ended May 31, 1999 increased by $6,000, or 66.7%, to $15,000 from $9,000 for the nine months ended May 31, 1998. This increase is attributable primarily to the interest incurred on a revolving line of credit which the Company utilizes from time to time for working capital needed.

NET LOSS

Net loss for the nine months ended May 31, 1999 decreased by $1,065,000, or 80.1%, to $264,000 for the nine months ended May 31, 1999 compared to $1,329,000 for the nine months ended May 31, 1998. Management attributes this decrease primarily to the significant increase in sales outweighing the small increase in cost of sales, decrease in selling, general and administrative expenses, and decrease in research and development expense compared to the nine months ended May 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, accruing and not paying full salaries to certain executive officers and managers, and remaining proceeds from the Company's initial public offering.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The outstanding balance under the revolving line of credit as of May 31, 1999 was $90,000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries are accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position. As of May 31, 1999, such accrued but unpaid salaries equaled $135,259.

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

On July 2, 1999, the Company was informed that its securities were being delisted from the Nasdaq SmallCap Market ("Nasdaq") effective at the close of business on July 2, 1999, because the Company did not meet the net tangible assets requirement required for continued listing on Nasdaq. Accordingly, trading in the shares of the Company's Common Stock is now conducted on the Nasdaq's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities may be impaired, not only in the number of securities which can be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the news media's coverage of the Company, and lower prices for the Company's securities than otherwise may be attained.

Further, as a result of the delisting, the Company's securities are subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company's securities acquired in the secondary market.

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

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  None.

Item 5.           OTHER INFORMATION
                  -----------------

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)      Exhibits:

                           27.      Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  July 15, 1999                          Simulations Plus, Inc.


                                              By:  /s/ Momoko Beran
                                              ----------------------------------
                                              Momoko Beran
                                              Chief Financial Officer