Form 10KSB
period 1999-08-31
SIMULATIONS PLUS INC
filed 1999-12-14
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended August 31, 1999 or

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

                                1220 W. AVENUE J
                               LANCASTER, CA 93534
           (Address of principal executive offices including zip code)

                                 (661) 723-7723
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  __x__             No _____

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended August 31, 1999 were approximately $3,467,000.

         As of December 9, 1999, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $2,731,000 based upon the average closing bid and asked price of such stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of shareholders are incorporated herein by reference into
Part III.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

Table of Contents

                                                                            Page
                                                                            ----
PART I.

Item 1.  Description of Business                                             1

Item 2.  Description of Property                                             12

Item 3.  Legal Proceedings                                                   12

Item 4.  Submission of Matters to a Vote of Security Holders                 12


PART II.

Item 5.  Market for Common Stock and Related Stockholder Matters             13

Item 6.  Management's Discussion and Analysis or Plan of Operation           14

Item 7.  Financial Statements                                                20

Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        20

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
                  Compliance with Section 16(a) of the Exchange Act          21

Item 10. Executive Compensation                                              21

Item 11. Security Ownership of Certain Beneficial Owners and Management      21

Item 12. Certain Relationships and Related Transactions                      21

Item 13. Exhibits and Reports on Form 8-K                                    22

           Signatures                                                        24

Forward-Looking Statements

         The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Annual Report ("Annual Report") on Form 10-KSB for the year ended August 31, 1999 (the "Form 10-KSB"). In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.


                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

GENERAL
================================================================================

         Simulations Plus, Inc. (the "Company" or "Simulations Plus") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce two types of products:
(1) Simulations Plus, formed in 1996, develops and produces simulation software for use in pharmaceutical research and for education, and also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program called Abbreviate! for the retail market.

DESCRIPTION OF SIMULATION SOFTWARE
         The types of simulation software produced by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution, absorption, and clearance of drug compounds in the human gastrointestinal tract. The Company's QMPRPlus(TM) program estimates the value of several important physicochemical characteristics of new drug-like molecules with only the structure of the molecule as input. The Company's award-winning FutureLab(TM) science experiment simulations for middle school and high school students incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc).

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

PHARMACEUTICAL SIMULATION SOFTWARE
================================================================================

PRODUCTS:
         The Company's pharmaceutical software provides cost-effective solutions to a number of problems in pharmaceutical research as well as in the education of pharmacy and medical students. The Company's software products and services to date are focussed on the area of pharmaceutical research known as ADME (Absorption, Distribution, Metabolism, and Excretion). In August 1998, the Company released its first product GastroPlus(TM), which incorporates an absorption model that runs under Windows NT(TM), Windows 95(TM), or Windows 98(TM). The program includes a variety of specialized analysis functions in addition to the basic absorption and pharmacokinetics simulation. The Parameter Sensitivity Analysis feature allows researcher to rapidly assess the importance of various physicochemical and formulation variables on the absorption and pharmacokinetic behavior of a drug. The Stochastic Simulation feature allows researchers to model the effects of statistically distributed values for a variety of physiological and other parameters over a large population.

         Sales of GastroPlus(TM) began in late August and early September 1998, with sales to large pharmaceutical companies such as Astra-Zeneca, Pfizer, Pharmaceia and Upjohn, The Roche Group, and SmithKline Beecham. An additional (extra-cost) Optimization Module was released in November 1998 and is receiving enthusiastic interest from pharmaceutical researchers, with the majority of new sales now including this module. The second optional module, IVIV Correlation, has taken longer than expected to develop; however, it is now in an advanced stage in development and is expected to be released in early 2000. Two other modules are also in development, and both are expected to be released in mid 2000. These extra-cost modules may increase the average sale price for an annual license. The Company is actively working over 50 leads for additional sales.

         The Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), under which the Company was granted exclusive rights to TSRL's proprietary absorption simulation technology, including a database of measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. The Company is also receiving consulting assistance in the development of the simulation model from TSRL staff, including Dr. Gordon Amidon (past President of the American Association of Pharmaceutical Scientists and world-renowned expert in drug absorption) and Dr. John Crison. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise in absorption modeling, combined with the Company's now well-developed and growing expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus(TM) becoming recognized as a unique simulation and analysis capability within the pharmaceutical industry. The Company is aware that other companies began to develop similar software, however, there has not been any significant direct competition for GastroPlus(TM) at this time.

         The Company has developed and is now selling a companion program to GastroPlus(TM) called QMPRPlus(TM) (Quantitative Molecular Permeability Relationships). QMPRPlus(TM) takes as inputs the structures of molecules, and provides estimates for human effective permeability, octanol-water partition coefficient (logP), solubility, and diffusivity - all inputs required by GastroPlus(TM). QMPRPlus(TM) thereby extends the utility of GastroPlus(TM) into early drug discovery, during which pharmaceutical companies may not have even made many of the molecules that have been identified as potential drug candidates. By providing estimates of physicochemical properties from structure alone, QMPRPlus(TM) coupled with GastroPlus(TM) allows researchers to rank order large numbers of candidate compounds in terms of human intestinal absorption. Those identified as having good absorption can be given high priority in the dedication of resources for synthesis and experimental testing, while those with low predicted absorption can be given lower priority or can be eliminated. Because pharmaceutical companies are dealing with millions of compounds per year, and because the area of ADME has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity.

         The Company continues to develop the science of simulation and mathematical modeling for ADME-related research, and to add new and improved features to its software products to make them ever more powerful and vital to the pharmaceutical industry. Among the Company's goals in this area are to provide comprehensive, highly accurate simulations as well as related software and services that can save a great deal of time and money in the development of pharmaceutical products, and to reduce the need for animal testing in the future.

CONTRACT RESEARCH SERVICES:
         The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption and related technologies. The Company received two study contracts in the first quarter of FY 1999 (the fiscal year ended August 31, 1999) from major pharmaceutical companies. An additional larger study contract was received from one of these customers in the second quarter. These contracts mark the beginning of a new source of revenues for the Company, as well as a means to introduce the Company's software products to new customers (both companies purchased GastroPlus(TM) after their initial study contracts were completed). Management expects the number and size of study contracts, which can include custom software development, to continue to increase during the new fiscal year.

PRODUCT DEVELOPMENT:
         In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus(TM) and a companion program called QMPRPlus(TM), as well as HelixGen(TM) -- software to predict the receptor structure of certain transmembrane proteins.

IVIV Correlation Module
-----------------------
         The IVIV Correlation Module, currently in development, provides IN VITRO-IN VIVO correlation capabilities to pharmaceutical researchers. IN VITRO-IN VIVO correlation in this context refers to the ability to determine the relationship between the concentration-time curve of a drug product in the blood after an oral dose (IN VIVO) to the rate at which the oral dose is observed to dissolve in a laboratory experiment (IN VITRO). The IVIV Correlation module will also provide a means for pharmaceutical researchers to solve for the values of certain important pharmacokinetic parameters from blood concentration-time data taken after an intravenous injection or infusion of a drug product. The IVIV Correlation Module is expected to be released during the second quarter of FY 2000.

QMPRPlus(TM)
------------
         The first version of QMPRPlus(TM) loaded data in the form of 2-dimensional structures; however, the Company has recently added 3-dimensional structures and is expected to release a new version early in the second quarter of FY2000. The molecular descriptors in the first version included less than 30 descriptors, while the upcoming release now calculates nearly 150 descriptors. The mathematical models now include more powerful artificial neural network
(ANN) models for logP and solubility.

Absorption Systems Caco-2 Permeability Module
---------------------------------------------
         The Company is also developing an optional module for QMPRPlus(TM) to predict permeability from data collected IN VITRO in Caco-2 cells. The Company signed a license agreement with Absorption Systems LP of Exton, Pennsylvania, for data on 330 compounds tested by Absorption Systems in Caco-2 cell cultures, and is using this database to build the optional module, which is expected to be released in the second quarter of FY2000.

Metabolism and Efflux Module
----------------------------
         The Metabolism and Efflux Module will extend the simulation within GastroPlus(TM) to include greater detail for the effects of certain metabolic processes on drug molecules, and the effects of certain proteins in intestinal cells that return ("efflux") a drug molecule to the intestinal contents. Metabolism refers to the action of certain enzymes, present within the intestinal cells, the blood, and in the liver, that change a drug molecule either by cleaving part of it away or by adding other atoms to it. This effect usually renders a drug molecule ineffective, but sometimes can turn a molecule into a useful drug product after the original molecule (in this case called a "prodrug") has been absorbed. Efflux refers to a process wherein a drug molecule enters an intestinal cell, but is later returned to the interior of the intestine by an efflux protein. Both metabolism and efflux are important processes for certain types of drug molecules, so there is considerable interest within the pharmaceutical industry in modeling (simulating) the mechanisms by which these processes occur during and subsequent to intestinal absorption of the drug molecules. The Company expects to release the Metabolism and Efflux Module during the second quarter of fiscal year 2000.

HelixGen(TM)
------------
         HelixGen(TM) is a program that predicts the 3-dimensional geometry (i.e., the position of each atom) of a special class of proteins known as G-coupled transmembrane proteins. This type of protein serves as a channel for passage of certain molecules through the walls of nerve cells and other cells, and is a target for the majority of neurogenic drugs. Drugs that bind to these sites can prevent the flow of molecules into and out of the cell, and in so doing may relieve pain, reduce tremors, improve memory, or other such nerve-related functions. The ability to predict the geometry of these proteins will enable researchers to identify likely new drug molecules that could bind to these sites in the computer, prior to actually synthesizing molecules for experimental testing. Development of HelixGen was largely postponed in order to focus on GastroPlus(TM) and QMPRPlus(TM). Full development of the program is expected to resume in early FY 2000.

MARKETING AND DISTRIBUTION:
         The Company markets its pharmaceutical simulation software products, and research services based on its simulations, to pharmaceutical and biotech companies, and to the research companies that serve them, through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, advertising in selected publications, and through its web pages on the Internet. The Company is building an in-house sales and marketing team for its products and services and will also explore sales and marketing agreements with firms that provide research services and equipment that are complementary to the Company's existing and proposed (i.e., in development) pharmaceutical products and services. The Company also uses its web pages on the Internet for such activities as providing product information, providing software updates, and as a forum for user feedback and information exchange. The Company will also explore distribution through university bookstores for the Academic version of GastroPlus(TM) for students in pharmacy and medicine.

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

COMPETITION:
         In providing simulation-software-based screening, testing and research services to the pharmaceutical industry, and in marketing simulation software for these purposes, the Company competes against a number of established companies that provide screening, testing and research services and products to these industries that are not based on simulation software. The Company's competitors in this field include companies with financial, personnel, research and marketing resources that are greater than those of the Company. While there is currently no significantly competitive product to GastroPlus(TM) or QMPRPlus(TM), competition can be expected at some time in the future.

         Major pharmaceutical companies conduct these efforts through their internal development staffs and through outsourcing some of this work. Smaller companies need to outsource a greater percentage of this research. The Company is aware of a few other companies that are presently developing simulation software or simulation-software-based services to the pharmaceutical industries for the purposes of screening compounds, but is not aware of the development of any directly competitive software to GastroPlus(TM) or QMPRPlus(TM).

         The Company is not aware of any significant competition in the area of gastrointestinal absorption simulation. The Company is aware of one company in England that produces animation software for education in pharmacy and medicine, but is not aware of any commercial effort by any company to produce and sell a gastrointestinal absorption simulation program for pharmaceutical research. The Company is aware of one other company called Trega (with a subsidiary called Navicyte) that is developing an absorption simulation, but information obtained by the Company indicates that this simulation is not a product for sale, but rather is incorporated into larger development efforts as part of a consortium approach. Information obtained by the Company indicates that Navicyte has five customers, of which three have since licensed GastroPlus(TM).

         The Company believes the key factors in competing in this field are its ability to develop simulation software and related products and services to effectively predict the ADME-related behaviors of new drug-like compounds, its ability to develop and maintain a proprietary database of results of physical experiments that will serve as a basis for simulated studies, and its ability to develop and maintain relationships with research and development departments of pharmaceutical companies and government agencies. There can be no assurances that the Company will be successful in providing these key factors.




EDUCATIONAL SIMULATION SOFTWARE
================================================================================

PRODUCTS:
         The Company's initial educational software products, which have won awards from educational software testers, include simulations of laboratory experiments for Physical Science and Chemistry courses under the umbrella name FutureLab(TM). The Company released its first three FutureLab(TM) titles in May 1997 (OPTICS FOR PHYSICAL SCIENCE, GRAVITY FOR PHYSICAL SCIENCE, and CIRCUITS FOR PHYSICAL SCIENCE), and a new title, IDEAL GAS FOR CHEMISTRY in November 1997, all for Windows-based computers. In August 1998, after a conversion effort that took over one year for some labs, the Company released new versions of all of these titles as well as UNIVERSAL GRAVITATION FOR PHYSICAL SCIENCE for both Windows and Macintosh computers. Macintosh computers account for 40-50% of the educational market. An additional educational simulation, TITRATION FOR CHEMISTRY, was released in September 1999.

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

PRODUCT DEVELOPMENT:
         In the area of educational simulations, the Company decided to freeze R&D activities after finishing the latest title, TITRATION FOR CHEMISTRY. Current sales and the remainder of a grant from National Science Foundation could not provide support for continued development of educational software.

MARKETING AND DISTRIBUTION:
         The Company markets its science experiment simulation software products through software resellers and its Internet web page. As of August 1998, the Company has reduced its marketing efforts in this area in order to concentrate more of its resources on the pharmaceutical software market. The Company is relying on its resellers to provide the majority of the marketing and sales efforts for its educational software products. FutureLab Sales have continued through these distributors.

PRODUCTION:
         The Company's educational software products were designed and developed by its development team at its Lancaster, California facility. The Company contracts the production of CD-ROMs to third parties for high volume products and low-volume production is performed in-house. The chief materials and components used in simulation software products include CD-ROMs and instruction books.

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

DISABILITY PRODUCTS
================================================================================

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

E Z Keys for Windows(TM)
------------------------
         One of the Company's primary software products is E Z KEYS FOR WINDOWS ("E Z KEYS(TM)"), which is a program that operates on a Windows-based personal computer. When coupled with specially-designed input devices, E Z KEYS enables even severely disabled persons to operate a personal computer, to generate voice messages through a voice synthesizer, and to operate most Windows-based software application programs. Input motion by the user can be as slight as the blink of an eye, or simple eye movement by persons who cannot blink. E Z KEYS is one of the two Words+ programs used by Professor Stephen Hawking for computer access and communication. In May 1997, the Company released E Z KEYS FOR WINDOWS 95, the current version of which is also compatible with Windows 98.

Talking Screen for Windows(TM)
------------------------------
         TALKING SCREEN FOR WINDOWS ("TALKING SCREEN(TM)") is a software program that operates on a Windows-based personal computer and is designed for persons, usually children, who cannot read and write at the level necessary to adequately operate E Z KEYS. TALKING SCREEN provides a system of pages of pictographic and photographic symbols by which the user can produce speech output messages through a voice synthesizer, play recorded sounds and video files, and operate controllers for lights, electrical appliances and other equipment. Like E Z KEYS, TALKING SCREEN can be operated through a wide range of alternative input devices.

Freedom 2000
------------
         Words+ released a new communication system called Freedom 2000 in February 1998. It allows persons with disabilities who read at a second-grade level and above to speak and write through alternative input methods (rather than traditional keyboard and mouse). Freedom 2000 with E Z KEYS gives the users the ability not only to speak and write, but also to play games and control various items in their environment, such as TV's and telephones. High level users are also able to deliver lectures to large groups, use the Internet, and send e-mail. New orders for Words+ products in FY99 were at record levels and Freedom 2000 orders constitute a significant portion of these new orders. A lighter weight version of the Freedom 2000, called Freedom 2000 LITE, was introduced in October 1998. Although it has a smaller display, the 4.0 lb Freedom 2000 LITE is more attractive to ambulatory users than the 8.0 lb Freedom 2000.

MessageMate
-----------
         The Company produces a series of products called MessageMates, which are hand-held, dedicated communication devices that store recorded speech or sound on integrated circuit chips. The user plays these recorded sounds by touching one of the keys on the membrane keyboard if they are able to use a keyboard, or by using a switch (such as the IST Switch described below) and scanning to select a position on the keyboard. MessageMates are small, lightweight (1 to 1.75 lbs.), easy-to-use communication devices with up to ten minutes of recorded messages. They are known for their extremely rugged design and long battery life. The MessageMate 20 holds twenty messages, the MessageMate 40 holds forty messages, and the Mini-MessageMate holds eight messages. Since MessageMates use recorded messages, they can be used in any language. The Company has significant sales of MessageMate in foreign markets and sales of MessageMates in foreign markets are increasing.

Infrared/Sound/Touch (IST) Switch
---------------------------------
         Many Words+ customers cannot operate a keyboard or mouse. For some of these persons, the Company has designed and produces a special device called the Infrared/Sound/Touch Switch ("IST Switch"), that enables the person to operate a personal computer or a dedicated communication device with the slightest movement or pressure, including, for example, eye blink, or just eye movement. The IST is activated by infrared reflection, touch, or sound, and transmits a momentary "on" signal to the computer upon detecting these signals. This switch has been in production in ever-improving forms since 1983, and thousands of physically disabled persons around the world have used it.

Miscellaneous
-------------
         Words+ also sells a number of other miscellaneous and peripheral devices, some of which it designs and produces and others it buys and resells. These include:

         o Micro CommPac - Communication hardware package designed for use with a notebook computer that provides switch interface and audio amplification.
         o U-Control - Wireless infrared remote control device that allows the user to control functions and appliances in the home and work environment such as lights, stereo and television equipment, and other appliances.
         o Simplicity Wheelchair Mount - Company-designed and produced wheelchair mount for portable computers and other devices.

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

         The Company is currently developing a new Message Builder feature for the MessageMate, which is an enhancement of the existing MessageMate product. It enables users to select prerecorded words or phrases one at a time, and then play the entire message formed by them. The Company expects to release this new version in the second quarter of FY 2000.

MARKETING AND DISTRIBUTION:
         The Company markets augmentative and alternative communication products through a network of employee representatives and independent dealers.

         At the present time the Company has seven independent dealers in the U.S., four in Australia and one each in Canada, England, Norway, The Netherlands, New Zealand, Japan, Finland and Malaysia. The Company also has three salary-commission sales persons in the U.S.: one each in Southern California, Maine, and Maryland, and the Company employs four inside sales/support persons who answer telephone inquiries on the Company's 800 line and who provide technical support. Additional outside sales persons are being actively recruited at this time.

         The Company directs its marketing efforts to speech pathologists, occupational therapists, special education teachers, disabled persons and relatives of disabled persons. The Company maintains a mailing list of over 37,000 persons made up of these professionals, consumers and relatives and mails various marketing materials to this list. These materials include the Company's catalog of products and announcements regarding new and enhanced products.

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

         The Company estimates that for approximately 50% of its sales of augmentative and alternative communication software and hardware, some or all of the purchase price is provided by third parties such as Medicaid, school special education budgets, private insurance or other governmental or charitable assistance. The Company's personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing the Company's products. No assurances can be given that such third party support will continue to be available for the purchase of the Company's products.

PRODUCTION:
         Disability software products are either loaded onto hard drives by the Company or copied to diskettes or CD-ROM, which is contracted to third parties for high-volume production and is performed in-house for low-volume production. Microprocessors that are part of dedicated devices are purchased by the Company and incorporated into its products by the Company. Many software customers buy their notebook personal computers from the Company, which the Company purchases at wholesale prices and resells at a markup. Cases, printed circuit boards, labels and other components of products such as MessageMate and CommPac are designed by the Company. The Company outsources the extrusion, machining and manufacturing of certain components. All final assembly and testing are done by the Company at its facility.

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

         The Company believes that the competition in this industry is based primarily on the quality of products, quality of customer training and technical support, and quality and size of sales forces. Price is a competitive factor but the Company believes price is not as important to the customer as obtaining the product most suited to the customer along with strong after-sale support. The Company believes that it is a leader in the industry in developing and producing the most technologically advanced products and in providing quality customer training and technical support. The prices of the Company's products are among the highest in the industry and the Company has one of the smallest sales forces and dealer networks in the industry. The Company believes it is positioned to continue to be a leader in the development and production of the highest quality technology and that it will be able to develop one of the strongest sales forces in the industry by increasing the number of sales representatives or distributors. The Company believes that the sales of its products can increase significantly due to these factors and the expected continuing expansion of the size of this market. However, there are few barriers to entry in the form of proprietary or patented technology or trade secrets in this industry. While the Company believes that cost of product development and the need for specialized knowledge and experience in this industry would present some deterrence for new competition, other companies may enter this industry, including companies with substantially greater financial resources than the Company. Furthermore, companies already in this industry may increase their market share through increased technology development and marketing efforts.


PERSONAL PRODUCTIVITY SOFTWARE
================================================================================

PRODUCT - ABBREVIATE!:
         Words+ released a productivity software program called ABBREVIATE! in November 1997 at COMDEX. The Company extracted the abbreviation technology incorporated into the E Z KEYS FOR WINDOWS software used by Professor Stephen Hawking and thousands of others around the world, and turned it into a program that can be used by anyone with the ability to use a standard keyboard. While many word processors provide a similar "Quick Correct" feature, the advantage ABBREVIATE! has over such features is that it runs in the background and works with almost all Windows applications. Thus, ABBREVIATE! allows the user to create a personal library of frequently-used abbreviations, each with its own special keystroke combination, for use in virtually any Windows-based program, e.g., fax, e-mail, word processing, database, Internet chat rooms, and spreadsheets. The Company is currently pursuing distribution relationships with a number of major software manufacturers for ABBREVIATE!. Abbreviate! was named PC Week magazine's "Tool of the Week" in their December 1, 1997 issue, and won Win95 magazine's Editor's Choice Award in March 1998.

MARKETING AND DISTRIBUTION:
         The Company is currently selling the program itself through a variety of Internet channels, including its own web site (www.abbreviate.com), and through distributors. The Company is also contacting large software manufacturers and distributors in an effort to secure distribution agreements for ABBREVIATE!. While sales have been constant at a low level, no assurance can be given as to whether this product will be successful.

PRODUCTION AND DISTRIBUTION:
         THE ABBREVIATE! personal productivity software program is currently manufactured at the Company's Lancaster, California facility. If sales volume warrants and higher volume capacity is required, the Company will investigate outside sources for fulfillment.

COMPETITION:
         A few products compete with ABBREVIATE! in the retail market; however, the Company is not aware of any other product that works with virtually any software in Windows 95/98 without the need to create special links to the software. A version for Windows NT is expected to be released in the second quarter of FY2000. The Company has priced ABBREVIATE! significantly less than competitors SmarType and InstantText. The Company enlisted the help of several medical transcriptionists as beta testers for the product, and the feedback received from those testers and additional medical transcriptionists, who are familiar with competitive products, has been very favorable.

TRAINING AND TECHNICAL SUPPORT
================================================================================

         The Company believes customer training and technical support are important factors in customer satisfaction for its pharmaceutical and disability products and the Company believes it is an industry leader in providing customer training and technical support. For pharmaceutical software, the Company provides in-house seminars at the customer's site to demonstrate GastroPlus(TM) and QMPRPlus(TM). During FY 1998 and 1999, the company delivered such seminars in seveRAl locations around the U.S. and in Japan. The Company has delivered a series of seminars in Japan to over 150 scientists from over 40 different companies. The Company also conducted on-site seminars at approximately 55 pharmaceutical and related research companies in the U.S. and Europe. These seminars serve as initial training in the event the potential customer decides to license the software. Strong technical support is provided after the sale in the form of in-house training at customer's cost, telephone, fax, and e-mail assistance to users, as well as an ongoing process of software upgrades to ensure the product remains at the cutting edge of technology. Software licenses are on an annual basis, and include all upgrades to the modules licensed by the customer during the license year.

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

         Technical support for both Simulation Software and Disability Products is provided by the Company's inside sales and support staff based at its headquarters facilities in Lancaster, California. The Company provides no-charge toll telephone support offering unlimited toll-free numbers and E-mail support for all of its simulation software and disability products.


EMPLOYEES
================================================================================

         As of August 31, 1999, the Company employed 32 full-time and 2 part-time employees, including 6 in research and development, 7 in marketing and sales, 12 in administration and accounting, 8 in production and 1 in repair. Three current employees hold Ph.D.'s in their respective science or engineering disciplines and four additional employees hold Master's degrees. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain qualified personnel. The competition for such personnel in the augmentative and alternative communication device and computer software industry is intense. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

         In August 1998 the Company decided to focus on pharmaceutical software and to minimize educational software development. A layoff of a number of educational software developers, and temporary salary reductions for senior management, were instituted in order to protect the assets of shareholders by reducing expenses.

                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company moved its office location from Palmdale, California to Lancaster, California in July 1998, expanding its office space from approximately 11,800 square feet to approximately 15,600 square feet. The lease on the office space currently occupied by the Company will expire in August 2001. The Company realized a savings of approximately $40,000 per year through the lease it negotiated on this new property.


                            ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any significant litigation and is not aware of any significant pending or threatened litigation against the Company.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

         ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock began trading on the Nasdaq SmallCap Market ("Nasdaq") on June 18, 1997 under the symbol "SIMU". At the closing on July 2, 1999, the Company's Common Stock was delisted from Nasdaq and is currently exchanged on the OTC Bulletin Board. According to records of the Company's transfer agent, the Company had at least 18 stockholders of record and 818 beneficial owners as of August 31, 1999. The following table sets forth the low and high sale prices for the Common Stock as reported by Nasdaq and subsequent to delisting on the OTC or each of the last two fiscal years.

                                                                             LOW SALES PRICE   HIGH SALES PRICE
                                                                             ---------------   ----------------
         Fiscal 1999:
                  Quarter ended August 31, 1999....................               1.500             2.750

                  Quarter ended May 31, 1999.......................               2.375             3.750

                  Quarter ended February 28, 1999..................               0.875             4.000

                  Quarter ended November 30, 1998..................               1.000             2.375

         Fiscal 1998:
                  Quarter ended August 31, 1998....................               1.500             5.250

                  Quarter ended May 31, 1998.......................               3.500             7.375

                  Quarter ended February 28, 1998..................               4.250             8.500

                  Quarter ended November 30, 1997..................               5.000             5.750


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 1999 ("FY99"), August 31, 1998 ("FY98") and August 31, 1997 ("FY97").



                                                                           Year Ended August 31,
                                                     ---------------------------------------------------------------------
                                                            1999                     1998                     1997
                                                     -------------------      --------------------     -------------------
   Net sales                                         $3,467      100.0%       $2,645       100.0%      $2,493      100.0%
   Cost of sales                                      1,649        47.6        1,756         66.4       1,252        50.2
   Gross Profit                                       1,818        52.4          889         33.6       1,241        49.8
   Selling, general, and administrative               2,308        66.6        2,683        101.4       2,277        91.3
   Research and development                             219         6.3          390         14.7         133         5.4
   Total operating expenses                           2,527        72.9        3,073        116.1       2,410        96.7
   Income (loss) from operations                       (709)      (20.4)      (2,184)       (82.5)     (1,169)      (46.9)
   Income from grant                                    150         4.3          150          5.7          17         0.7
   Interest income                                        5         0.1           58          2.2          26         1.0
   Interest expense                                      21         0.6           16          0.6          69         2.8
   Financing costs                                        -           -            -            -         280        11.2
   Loss on investment, at equity                          -           -          (75)        (2.8)          -           -
   Provision for (benefit from) income taxes              2         0.1            2          0.2         (39)       (1.6)
   Net income (loss)                                   (577)     (16.6)%      (2,069)      (78.2)%     (1,436)      (57.6)%



FY99 COMPARED WITH FY98
================================================================================

NET SALES
---------
         Net sales for FY99 increased by $822,000 or 31.1%, to $3,467,000 compared to $2,645,000 for FY98. Simulations Plus, Inc.'s sales from Pharmaceutical and educational software increased approximately $400,000, or 655.7%, and Words+, Inc.'s sales increased approximately $422,000, or 16.3% for the year. Management attributes the increase in consolidated net sales to the first sales from Pharmaceutical software launched in FY99, and to increased sales from Words+, Inc., its subsidiary. Pharmaceutical software sales contributed over 45% of the total increase in consolidated sales for the year. The increase in Words+ sales is due primarily to its Multi-Level MessageMate and Freedom 2000 communication products being well received by the marketplace. The Company has noticed a steady increase in Words+ orders that began in February 1998 and continues through the end of FY99; however, no assurance can be given as to whether this trend will continue.

COST OF SALES
-------------
         The consolidated cost of sales for FY99 decreased by $107,000 or 6.1% to $1,649,000 from $1,756,000 in FY98. As a percentage of sales, cost of sales was 47.6% for FY99, compared to 66.4% for FY98, indicating an 18.8% decrease. For Simulations Plus, cost of sales decreased $87,000, or 18.0%, of which the significant portion of cost of sales is the systematic amortization of capitalized software development costs, which resulted in a 19.2% decrease in amortization cost. The Company expensed $183,000 of capitalized software development costs relating to educational software in FY99 and $350,000 in FY98. There will be no further write off against revenue generated from the sales of educational software from now on. For Words+, the cost of sales decreased $20,000, or 1.6%. Management attributes the reduction in cost of sales between FY99 and FY98 to a decline in amortization costs and labor costs, which outweighed an increase in material and warranty costs.

GROSS PROFIT
------------
         The consolidated gross profit increased $929,000, or 104.5%, to $1,818,000 in FY99 from $889,000 in FY98. Management attributes the 18.8% increase in gross profit margin from 33.6% in FY98 to 52.4% in FY99 primarily to the increase in net sales combined with the decline in cost of goods sold, particularly in amortization cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
         Selling, general and administrative expenses for FY99 decreased by $375,000, or 14.0% to $2,308,000, compared to $2,683,000 for FY98. As a percentage of net sales, selling, general and administrative expenses decreased by 34.8% to 66.6% in FY99 from 101.4% in FY98. For Simulations Plus, the selling, general and administrative expenses decreased $140,000, or 15.1% primarily due to the downsizing of educational software development activities as the Company reduced staff, significant reduction in educational software marketing expenses, and other associated overhead costs. Another large reduction was realized in facility lease expense after the Company moved to its current location in July 1998. A significant increase in royalty expense was experienced due to the agreement between the Company and TSRL to pay royalties on GastroPlus(TM) sales; however, reductions outweighed increases in selling, general and administrative expenses. For Words+, expenses decreased $235,000, or 13.3%, due to reductions in the employee field sales force and their payroll related expenses, reducing trade shows and travel expenses, reducing marketing cost by consolidating the management of two companies' marketing departments into one person, and reducing advertising and newsletter printing costs. These reductions outweighed increases in other expenses such as commissions to independent sales representatives, utilities and royalties.

RESEARCH AND DEVELOPMENT
------------------------
         The Company incurred approximately $415,000 of research and development costs for both companies during FY99. Of this amount, $196,000 was capitalized and $219,000 was expensed. For FY98, the Company incurred approximately $1,015,000 of research and development costs, of which approximately $625,000 was capitalized and approximately $390,000 was expensed. The 59.1% decrease in research and development expenditure from FY98 to FY99 was due to the significant reduction in educational simulation development, as well as a reduction in Words+'s R&D expenses.

LOSS FROM OPERATIONS
--------------------
         During FY99, the Company incurred a loss of approximately $709,000 as compared to a loss of $2,184,000 for FY98. Management attributes the reduction in net loss from operations to increased sales and decreased expenses, including Selling, General and Administrative expenses.

INCOME FROM GRANT
-----------------
         For FY99, the Company received the final $150,000 of a $300,000 Phase II SBIR grant from the National Science Foundation to develop software to allow physically-disabled students to perform simulated laboratory experiments on a computer. For FY98, the Company received $150,000, the first two $75,000 semi-annual payments under this grant.

INTEREST INCOME
---------------
         Interest income for FY99 decreased to $5,000 from $58,000 in FY98. This decrease is primarily due to the interest earned on investment activities in commercial notes through a highly qualified financial institution being reduced because portions of the Company's capital resources were used in the Company's operations.

INTEREST EXPENSE
----------------
         Interest expense for FY99 increased to $21,000, or 31.3%, from $16,000 in FY98. This increase is primarily due to interest charges incurred for the Company's revolving line of credit and interest on capitalized lease obligations.

LOSS ON INVESTMENT IN HEALTHWEB, INC., AT EQUITY
------------------------------------------------
         Loss on investment for FY99 was reduced to $0 from the loss of $75,000 in FY98. During FY98, the Company incurred approximately $75,000 of expenses in forming a joint venture called HealthWeb, Inc. to provide health information through its Internet web site HealthData.com. The Company holds 4,500,000 (50%) shares of the 9,000,000 shares issued in HealthWeb, Inc., which is a California corporation. Because of limited resources, the Company discontinued its support of HealthWeb, Inc. and currently HealthWeb, Inc. is in a state of non-operation.

INCOME TAXES
------------
         Income taxes were $1,600 for FY99 as well as FY98.

NET LOSS
--------
         Net loss for FY99 decreased $1,492,000, or 72.1%, to a net loss of $577,000, compared to the net loss of $2,069,000 for FY98. Management attributes this decline primarily to the significant increases in sales, decreases in cost of sales, decreases in selling, general and administrative expenses, and decreases in research and development expenses compared to FY98.


FY98 COMPARED WITH FY97
================================================================================

NET SALES
---------
         Net sales for FY98 increased by $152,000 or 6.1%, to $2,645,000 compared to $2,493,000 for FY97. Management attributes the majority of this increase primarily to two factors: (1) an approximately $40,000 increase in educational software sales, and (2) a $98,000 increase in sales of Freedom 2000, a communication system. Another $14,000 was comprised of an overall increase in IST and Simplicity sales offset by a decrease in MultiVoice and MessageMate sales.

COST OF SALES
-------------
         Cost of sales for FY98 increased by $504,000 or 40.2% to $1,756,000 from $1,252,000 in FY97. As a percentage of sales, cost of sales was 66.4% for the FY98, compared to 50.2% for the FY97, indicating a 16.2% increase. Management attributes this increase in cost of sales primarily to the amortization of capitalized educational software which increased by $452,000 or 1412.5% to $484,000 compared to $32,000 in FY97. The other 2.1% of this increase was the result of an overall increase in production cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
         Selling, general and administrative expenses for FY98 increased by $406,000, or 17.8% to $2,683,000, compared to $2,277,000 for FY97. As a percentage of net sales, selling, general and administrative expenses increased by 10.1% to 101.4% in FY98 from 91.3% in FY97. Management attributes this increase primarily to the expansion of sales force in Words+, including salaries, equipment, travel expenses, and tradeshows. Other significant increase in expenses are consultation fees, higher depreciation amounts, business insurance and health insurance, wages and payroll taxes, moving expenses to the new facility, ads and associated printing costs, public relation costs and amortization costs on investments in commercial bonds.

RESEARCH AND DEVELOPMENT
------------------------
         The Company incurred approximately $1,015,000 of research and development costs for FY98, of which approximately $625,000 was capitalized and $390,000 was expensed. For FY97, the Company incurred approximately $765,000 of research and development costs for FY97, of which approximately $632,000 was capitalized and approximately $133,000 was expensed. The 32.7% increase in research and development expenditure is due primarily to the unexpectedly long development time for work associated with the conversion of educational software to the C++ programming language necessary for compatibility on both Windows and Macintosh computers.

INCOME FROM GRANT
-----------------
         For FY98, the Company received $150,000, the first two $75,000 semi-annual payments of a $300,000 Phase II SBIR grant from the National Science Foundation to develop software to allow physically-disabled students to perform simulated laboratory experiments on a computer. For FY97, the Company received the last one-third of a Phase I SBIR grant in the amount of $17,000.

INTEREST EXPENSE
----------------
         Interest expense for FY98 decreased $53,000, or 76.8% to $ 16,000. This decrease is primarily due to the interest charges incurred for the Bridge Notes and notes issued in August and September 1996 for which the Company does not have such an obligation in this fiscal year.

FINANCING COSTS
---------------
         Financing costs for FY98 were $0 compared to $280,000 for FY97. The $280,000 for FY97 was due to the issuance of 280,000 warrants in connection with notes payable issued in December 1996 and January 1997. This financing cost was being amortized over the term of the notes and the unamortized portion at the time of the completion of the Company's initial public offering was charged to earnings. The warrants entitled the holder to purchase one share of the Company's Common Stock for $2.50 per share. The Company issued these warrants, which had an exercise price that the Company estimated to be $1.00 less than the fair value of the Company's Common Stock at the date of grant. Accordingly, the Company recognized an additional financing cost of $280,000 in FY97.

LOSS ON INVESTMENT IN HEALTHWEB, INC., AT EQUITY
------------------------------------------------
         The Company incurred approximately $75,000 of expenses in forming a joint venture called HealthWeb, Inc. to provide health information through its Internet web site HealthData.com. The Company holds 4,500,000 (50%) shares of the 9,000,000 shares issued in HealthWeb, Inc., which is a California corporation. Because of limited resources, the Company discontinued its support of HealthWeb, Inc. and currently HealthWeb, Inc. is in a state of nonoperation.

INCOME TAXES
------------
         Income taxes were $1,600 for FY98. For FY97 the Company recorded a tax benefit of $39,000 because the Company received tax refund claims from government agencies.

NET LOSS
--------
         Net loss for FY98 increased $633,000, or 44.1%, to the net loss of $2,069,000 compared to the net loss of $1,436,000 for FY97. Management attributes this decline primarily to the non-cash write off of $350,000 for capitalized educational software, the increase in selling, general and administrative expenses for aggressive sales expansion and related costs, and the loss incurred on the investment in HealthWeb, Inc.


SEASONALITY
================================================================================

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


                                                                             Net Sales
                                                      ----------------------------------------------------------------
                                                       First         Second         Third         Fourth        Total
                                                      Quarter       Quarter        Quarter       Quarter
                                                      -------       -------        -------       -------       -------
                                                                               (in thousands)
1999......................................              881           778            929            879         3,467
1998......................................              543           560            730            812         2,645
1997......................................              541           679            560            713         2,493

         In general, management believes sales to schools are seasonal, with greater sales to schools during the Company's third and fourth fiscal quarter (March-May and June-August). There is not sufficient historical data at this time to allow a detailed analysis of the seasonality of educational simulation software. Sales of pharmaceutical simulations, which began in the first quarter of FY99, are not expected to show significant seasonal behavior.


LIQUIDITY AND CAPITAL RESOURCES
================================================================================

         The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, accruing and not paying full salaries to certain executive officers and managers, and the remaining proceeds from the Company's initial public offering.

         The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The interest rate was 11.0% at August 31, 1999 and 11.50% at August 31, 1998. At August 31, 1999, the outstanding balance under the revolving line of credit was approximately $90,000, and at August 31, 1998, the outstanding balance under the revolving line of credit was $97,000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

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

         In October 1997, the Company was awarded a follow-on $300,000 Phase II SBIR grant from the National Science Foundation, the purpose of which was to help fund the Company's development of educational simulation software for the school and home study markets. The grant was paid in four equal payments of $75,000 semi-annually and the Company received the final payment in June 1999.

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

         In order to maintain quotation of its securities on the Nasdaq SmallCap Market ("Nasdaq"), the Company has to maintain certain minimum financial requirements. As of August 31, 1998 the Company ceased to meet one of the requirements for continued listing, namely the Company's net tangible assets as of August 31, 1998 were $1,284,000 which was below the $2,000,000 required by the Nasdaq. Further, as of November 30, 1998 the market value of the Company's public float was below the $4,000,000 required for continued Nasdaq listing. On July 2, 1999, the Company was informed that its securities were being delisted from the Nasdaq effective at the close of business on July 2, 1999 because the Company did not meet the requirements for continued listing on Nasdaq. Accordingly, trading in the shares of the Company's Common Stock is now conducted on the Nasdaq's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities may be impaired, not only in the number of securities which can be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the new media's coverage of the Company, and lower prices for the Company's securities than otherwise may be attained.

         As a result of the delisting, the Company's securities are subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company's securities acquired hereby in the secondary market.

         Securities and Exchange Commission ("Commission") regulations define a "penny stock" to be any non- Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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


YEAR 2000 COMPLIANCE
================================================================================

         The Company has completed a comprehensive review of its computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999 (referred to as the "Year 2000" issue). The Company is also continuing to monitor its computer systems and the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. The Company is dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, planning and paying for media, and it also relies on its own computer systems. The Company completed its Year 2000 compliance program, however, the Company may experience cost overruns in the future, which could have a material adverse effect on its business, results of operations and financial condition. While management believes the Company's procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, the Company's efforts, or those of third parties with whom it interacts, may not be satisfactorily completed in a timely fashion. If the Company fails to adequately address the Year 2000 issue, then its business, results of operations and financial condition could be materially adversely affected.

                          ITEM 7. FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this Form 10KSB (see pages F-1 - F-20.)


    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE.

None.

PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 9 is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") for its 2000 annual stockholders' meeting, which is hereby incorporated by reference.

                        ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference from the Company's Proxy Statement for its 2000 annual stockholders' meeting, which is hereby incorporated by reference.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference from the Company's Proxy Statement for its 2000 annual stockholders' meeting, which is hereby incorporated by reference.


            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 will be contained in the Proxy Statement, which is incorporated by reference.


                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report as required by
         Item 601 of Regulation S-B:

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

     3.1    Articles of Incorporation of the Registrant (1)
     3.2    Amended and Restated Bylaws of the Registrant (1)
     4.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 hereof) and Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 hereof)
     4.2    Form of Common Stock Certificate (1)
     4.3    Share Exchange Agreement (1)
     10.1 Simulations Plus, Inc. 1996 Stock Option Plan (the "Option Plan") and terms of agreements relating thereto (1)+
     10.2   Subscription Agreement with Patricia Ann O'Neil (1)
     10.3   Security Agreement with Patricia Ann O'Neil (1)
     10.4 Promissory Note made by the Registrant in favor of Patricia Ann O'Neil (1)
     10.5 Warrants to purchase 150,000 shares of Common Stock of the Registrant issued to Patricia Ann O'Neil (1)
     10.6   First Amendment to Agreement with Patricia Ann O'Neil (1)
     10.7   Subscription Agreement with Fernando Zamudio (1)
     10.8   Security Agreement with Fernando Zamudio (1)
     10.9   Promissory Note made by the Registrant in favor of Fernando Zamudio
            (1)
     10.10 Warrant to purchase 100,000 shares of Common Stock of the Registrant issued to Fernando Zamudio (1)
     10.11 Employment Agreement by and between the Registrant and Walter S. Woltosz (1) +
     10.12 Performance Warrant Agreement by and between the Registrant and Walter S. Woltosz + Virginia E. Woltosz (2) +
     10.13 Software Acquisition Agreement by and Between the Registrant and Michael B. Bolger (1)
     10.14 Sublease Agreement dated May 7, 1993 by and between the Registrant and Westholme Partners (along with Consent to Sublease and master lease agreement) (1)
     10.15 Lease Agreements dated August 22, 1996 by and between Words+, Inc. and Abbey-Sierra LLC (1)
     10.16 Form of 10% Amended and Restated Promissory Note issued in connection with the Registrant's Private Placement (2)
     10.17 Form of Subscription Agreement relative to the Registrant's Private Placement (1)
     10.18  Form of Lock-Up Agreement with Bridge Lenders (2)
     10.19  Form of Indemnification Agreement (1)
     10.20  Form of Lock-Up Agreement with the Woltosz' (2)
     10.21 Letter of Intent by and between the Registrant and Therapeutic Systems Research Laboratories (1)
     10.22 Form of Representative's Warrant to be issued by the Registrant in favor of the Representative (2)
     10.23  Form of Warrant issued to Bridge Lenders (2)
     10.24 License Agreement by and between the Registrant and Therapeutic Systems Research Laboratories (3)
     10.25  Grant Award Letter from National Science Foundation (4)
     10.26  Distribution Agreement with Teijin Systems Technology LTD. (4)
     10.27 Lease Agreements by and between Simulations Plus, Inc. and Martin Properties, Inc. (4)
     10.28 Software OEM Agreement for Assistive Market Developer by and between Words+, Inc. and Digital Equipment Corporation. (4)
     10.29 Purchase Agreement by and between Words+, Inc. and Epson America, Inc. (4)
     10.30  License Agreement with Absorption Systems, LP. (5)
     10.31  Service contract with The Kriegsman Group. (5)
     10.32  Letter of Engagement with Banchik & Associates. (5)
     10.33 Letter of Intent for Cooperative Alliance with Absorption Systems, LP. (5)
     27.1   Financial Data Schedule (5)

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

     (4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1998.

     (5)    Filed herewith.

     +      Management Contract or Compensatory Plan.


(b)      Reports on Form 8-K

         None.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palmdale, State of California, On December 14, 1999.

                                           SIMULATIONS PLUS, INC.


                                           By /s/ Momoko A. Beran
                                             -------------------------------
                                              Momoko A. Beran
                                              CHIEF FINANCIAL OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on December 14, 1999.


       SIGNATURE                                  TITLE


/s/ Walter S. Woltosz
----------------------------              Chairman of the Board of Directors
    Walter S. Woltosz                     and Chief Executive Officer


/s/ Virginia E. Woltosz
----------------------------              Vice President, Secretary and
    Virginia Woltosz                      Director of the Company and Words+


/s/ Dr. David Z. D'Argenio
----------------------------
    Dr. David Z. D'Argenio                Director and Consultant to the Company



----------------------------
    Dr. Richard Weiss                     Director


/s/ Momoko A. Beran
----------------------------
    Momoko A. Beran                       Chief Financial Officer of the Company

                             SIMULATIONS PLUS, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            AUGUST 31, 1999 AND 1998

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                                 AUGUST 31, 1999
================================================================================


                                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                              2

     Consolidated Statements of Operations                                   3

     Consolidated Statements of Shareholders' Equity                         4

     Consolidated Statements of Cash Flows                                 5 - 6

     Notes to Consolidated Financial Statements                           7 - 20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Simulations Plus, Inc.


We have audited the accompanying consolidated balance sheet of Simulations Plus, Inc. (a California corporation) and subsidiary as of August 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulations Plus, Inc. and subsidiary as of August 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended August 31, 1999 in conformity with generally accepted accounting principles.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 29, 1999


                                                                               SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                                          CONSOLIDATED BALANCE SHEET
                                                                                                     AUGUST 31, 1999
====================================================================================================================

                                              ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                     $         52,323
     Accounts receivable, net of allowance for doubtful
         accounts of $17,830                                                                                570,346
     Inventory                                                                                              193,174
                                                                                                   -----------------

              Total current assets                                                                          815,843

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS, net
     of accumulated amortization of $1,154,424                                                              595,990
FURNITURE AND EQUIPMENT, net                                                                                149,420
OTHER ASSETS                                                                                                 50,001
                                                                                                   -----------------

                  TOTAL ASSETS                                                                     $      1,611,254
                                                                                                   =================

                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                                                                $         89,828
     Accounts payable                                                                                       244,047
     Accrued payroll and other expenses                                                                     430,038
     Accrued warranty and service costs                                                                      70,761
     Current portion of capitalized lease obligations                                                        31,982
                                                                                                   -----------------

         Total current liabilities                                                                          866,656

CAPITALIZED LEASE OBLIGATIONS, net of current portion                                                         3,940
                                                                                                   -----------------

              Total liabilities                                                                             870,596
                                                                                                   -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                                                         -
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,383,531 shares issued and outstanding                                                              3,384
     Additional paid-in capital                                                                           4,629,268
     Accumulated deficit                                                                                 (3,891,994)
                                                                                                   -----------------

              Total shareholders' equity                                                                    740,658
                                                                                                   -----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $      1,611,254
                                                                                                   =================

                    The accompanying notes are an integral part of these financial statements.

                                                          F-2



                                                                               SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                      FOR THE YEARS ENDED AUGUST 31,
====================================================================================================================


                                                                                      1999               1998
                                                                                ----------------    ----------------
NET SALES                                                                       $     3,466,805     $     2,645,159

COST OF SALES                                                                         1,648,510           1,755,905
                                                                                ----------------    ----------------

GROSS PROFIT                                                                          1,818,295             889,254
                                                                                ----------------    ----------------

OPERATING EXPENSES
     Selling, general, and administrative                                             2,308,828           2,683,282
     Research and development                                                           218,514             390,446
                                                                                ----------------    ----------------

         Total operating expenses                                                     2,527,342           3,073,728
                                                                                ----------------    ----------------

LOSS FROM OPERATIONS                                                                   (709,047)         (2,184,474)
                                                                                ----------------    ----------------

OTHER INCOME (EXPENSE)
     Interest income                                                                      5,388              58,215
     Income from grant                                                                  150,000             150,000
     Interest expense                                                                   (21,406)            (16,447)
     Loss in investment of Healthweb, Inc., at equity                                         -             (74,933)
                                                                                ----------------    ----------------

         Total other income (expense)                                                   133,982             116,835
                                                                                ----------------    ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                 (575,065)         (2,067,639)

PROVISION FOR INCOME TAXES                                                                1,600               1,600
                                                                                ----------------    ----------------

NET LOSS                                                                        $      (576,665)    $    (2,069,239)
                                                                                ================    ================

BASIC LOSS PER SHARE                                                            $         (0.17)    $         (0.62)
                                                                                ================    ================

DILUTED LOSS PER SHARE                                                          $         (0.17)    $         (0.62)
                                                                                ================    ================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                            3,377,543           3,350,000
                                                                                ================    ================



                    The accompanying notes are an integral part of these financial statements.


                                                                        SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                               FOR THE YEARS ENDED AUGUST 31,
=============================================================================================================

                                                              Additional
                                   Common Stock                Paid-in          Accumulated
                               Shares        Amount            Capital            Deficit           Total
                             ---------     ---------         ------------      --------------   -------------
BALANCE, AUGUST 31,
   1997                      3,350,000     $   3,350         $  4,595,771      $  (1,246,090)   $  3,353,031

NET LOSS                                                                          (2,069,239)      (2,069,239)
                             ---------     ---------         ------------      --------------   -------------

BALANCE, AUGUST 31,
   1998                      3,350,000         3,350            4,595,771         (3,315,329)      1,283,792

ISSUANCE OF COMMON
   STOCK FOR LEASEHOLD
   IMPROVEMENTS                 33,531            34               33,497                             33,531

NET LOSS                                                                            (576,665)       (576,665)
                             ---------     ---------         ------------      --------------   -------------

BALANCE, AUGUST 31,
   1999                      3,383,531     $   3,384         $  4,629,268      $  (3,891,994)   $    740,658
                             =========     =========         ============      ==============   =============

                    The accompanying notes are an integral part of these financial statements.


                                                           F-4


                                                                               SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      FOR THE YEARS ENDED AUGUST 31,
====================================================================================================================

                                                                                      1999               1998
                                                                                ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $      (576,665)    $    (2,069,239)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization of furniture and equipment                          80,497              67,794
       Amortization of capitalized software development costs                           423,267             564,299
       Loss in investment of Healthweb, Inc., at equity                                       -              74,933
   (Increase) decrease in
     Accounts receivable                                                               (194,576)               (719)
     Income tax receivable                                                               28,941              28,485
     Inventory                                                                          155,501            (172,570)
     Other assets                                                                        (4,013)            (10,992)
   Increase (decrease) in
     Accounts payable                                                                   (90,712)            194,217
     Accrued payroll and other expenses                                                 244,655              34,674
     Accrued warranty and service costs                                                  22,265              (3,363)
                                                                                ----------------    ----------------

         Net cash provided by (used in) operating activities                             89,160          (1,292,481)
                                                                                ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of furniture and equipment                                                       -             (20,858)
   Capitalized computer software development cost                                      (196,130)           (640,706)
   Advances to Healthweb, Inc., at equity                                                     -             (74,933)
                                                                                ----------------    ----------------

         Net cash used in investing activities                                         (196,130)           (736,497)
                                                                                ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on line of credit                                                            (7,300)             97,128
   Payments on capitalized lease obligations                                            (31,561)            (26,757)
                                                                                ----------------    ----------------

         Net cash provided by (used in) financing activities                            (38,861)             70,371
                                                                                ----------------    ----------------

           Net decrease in cash and cash equivalents                                   (145,831)         (1,958,607)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            198,154           2,156,761
                                                                                ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                          $        52,323     $       198,154
                                                                                ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the years ended August 31, 1999 and 1998, the Company paid $1,600 and $1,600, respectively, in income taxes and $21,406 and $16,447, respectively, in interest.

                    The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                  FOR THE YEARS ENDED AUGUST 31,
================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
The Company entered into capital lease obligations of $6,183 and $6,473 during the years ended August 31, 1999 and 1998, respectively, and transferred $46,693 of computer hardware from inventory to furniture and equipment during the year ended August 31, 1998.

During the year ended August 31, 1999, the Company issued 33,531 shares of common stock in exchange for $33,531 of leasehold improvements.


The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================

NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------
         Simulations Plus, Inc. was incorporated on July 17, 1996. On August 29, 1996, the shareholders of Words+, Inc. exchanged their 2,000 shares of Words+, Inc. common stock for 2,200,000 shares of Simulations Plus, Inc. common stock, and Words+, Inc. became a wholly-owned subsidiary of Simulations Plus, Inc. (collectively, the "Company"). The effect of the stock-for-stock exchange is presented retroactively in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated.

         Lines of Business
         -----------------
         The Company designs and develops computer software and manufactures augmentative communication devices and computer access products that provide a voice for those who cannot speak and allow physically-disabled persons to operate a standard computer. In addition, the Company designs and develops pharmaceutical simulation software to promote cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students. The Company also developed and sells interactive, educational software programs that simulate science experiments conducted in high school science classes.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Estimates
         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------
         For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Inventory
         ---------
         Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists primarily of computers and peripheral computer equipment.

         Furniture and Equipment
         -----------------------
         Furniture and equipment, including equipment under capital leases, are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

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

         Advertising
         -----------
         The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 1999 and 1998 were $3,656 and $66,537, respectively.

         Research and Development Costs
         ------------------------------
         Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll related costs.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Software Development Costs
         --------------------------
         Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the Company's software products.

         Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time. As of August 31, 1999 and 1998, the Company expensed $182,925 and $350,000, respectively, of capitalized software development costs relating to educational software.

         Revenue Recognition
         -------------------
         The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position No. 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the time of shipment, and the costs of providing such support services are accrued and amortized over the obligation period. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes
         ------------
         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and other expenses, and accrued warranty and service costs, the carrying amounts approximate fair value due to their short maturities. The amounts shown for capitalized lease obligations also approximate fair value because current interest rates offered to the Company for leases of similar maturities are substantially the same.

         Stock Options and Warrants
         --------------------------
         During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Net Loss per Share
         ------------------
         The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         Concentrations and Uncertainties
         --------------------------------
         International sales accounted for 19% and 12% of net sales for the years ended August 31, 1999 and 1998, respectively. Amounts due from Medicaid represented 24% of the net accounts receivable balance at August 31, 1999.

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

         Comprehensive Income
         --------------------
         For the year ended August 31, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is not applicable to the Company.

         SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.

         SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.


NOTE 2 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at August 31, 1999 consisted of the following:

            Equipment                                               $    50,185
            Computer equipment                                          338,308
            Furniture and fixtures                                       45,036
            Leasehold improvements                                       39,434
                                                                    ------------

                                                                        472,963
            Less accumulated depreciation and amortization              323,543
                                                                    ------------
                TOTAL                                               $   149,420
                                                                    ============

         Depreciation and amortization expense was $80,497 and $67,794 for the years ended August 31, 1999 and 1998, respectively.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in 2001. The Company also leases certain office and computer equipment under non-cancelable capital lease arrangements.

         Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

              Year Ending                             Operating        Capital
               August 31,                              Leases           Leases
                                                    ------------    ------------
                 2000                               $   131,040     $    35,526
                 2001                                   140,400           5,583
                                                    ------------    ------------

                                                    $   271,440          41,109
                                                    ============
              Less amount representing interest                           5,187
                                                                    ------------
                                                                         35,922
              Less current portion                                       31,982
                                                                    ------------
                  LONG-TERM PORTION                                 $     3,940
                                                                    ============

         Included in furniture and equipment is capitalized leased equipment of $126,421 with accumulated depreciation of $102,290 at August 31, 1999.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Leases (Continued)
         ------
         Rent expense was $157,257 and $173,209 for the years ended August 31, 1999 and 1998, respectively.

         Employee Agreement
         ------------------
         The Company entered into an employment agreement with its President that expired August 31, 1999. In November 1999, the Board of Directors approved an extension until August 31, 2002 with the same terms. The employment agreement provides for an annual salary of $150,000 and an annual bonus based on the Company's performance not to exceed $150,000. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

         License Agreement
         -----------------
         The Company entered into an agreement with Therapeutic Systems Research Laboratory ("TSRL") to jointly develop a computer simulation of the absorption of drug compounds in the gastrointestinal tract. Upon execution of a definitive License Agreement, TSRL received a one-time payment of $75,000, plus a royalty of 20% of net sales of the absorption simulation. For the year ended August 31, 1999, the Company paid royalties of $46,511.

         Listing on Stock Exchange
         -------------------------

         In order to maintain quotation of its securities on the NASDAQ SmallCap Market ("NASDAQ"), the Company has to maintain certain minimum financial requirements. As of August 31, 1999 and 1998, the Company has ceased to meet one of the requirements for continued listing, namely the Company's net tangible assets as of August 31, 1999 and 1998 were $754,000 and $1,284,000, respectively, which is below the $2,000,000 required by the NASDAQ. Further, as of November 16, 1999, the market value of the Company's public float was below the $4,000,000 required for continued NASDAQ listing. The Company was unable to increase its net tangible assets and the market value of its public float to meet the NASDAQ's requirements for continued listing. The Company's securities were delisted from NASDAQ effective at the closing of July 2, 1999. Trading, if any, of the shares of common stock now need to be conducted in the over-the-counter markets in the so-called "pink sheets" or on the NASDAQ's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the news media's coverage of the Company, and lower prices for the Company's securities than otherwise might be attained.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 5 - INCOME TAXES

         A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                                                1999             1998
                                                                            ------------    -------------
             Income tax computed at federal statutory tax rate                   (34.0)%          (34.0)%
             State taxes, net of federal benefit                                   0.1              0.1
             Change in valuation allowance                                        34.0             34.0
                                                                            ------------    -------------

                 TOTAL                                                             0.1%             0.1%
                                                                            ============    =============

         Significant components of the Company's deferred tax assets and liabilities for income taxes at August 31 consisted of the following:

                                                                                   1999               1998
                                                                              -------------       -------------
             Deferred tax assets
                 Accrued payroll and other expenses                           $    159,959        $     40,989
                 Accrued warranty and service costs                                 28,304              19,318
                 Net operating loss carryforward                                 1,527,770           1,456,886
                 Other                                                                   -              22,667
                                                                              -------------       -------------

                                                                                 1,716,033           1,539,860
             Valuation allowance                                                 1,474,384           1,202,018
                                                                              -------------       -------------

                                                                                   241,649             337,842
                                                                              -------------       -------------
             Deferred tax liabilities
                 Fixed assets                                                       (3,253)             (9,958)
                 Capitalized computer software development
                      costs                                                       (238,396)           (327,884)
                                                                              -------------       -------------

                                                                                  (241,649)           (337,842)
                                                                              -------------       -------------

                          NET DEFERRED TAX ASSET                              $          -        $          -
                                                                              =============       ==============

         The Company's valuation allowance increased by $272,366 during the year ended August 31, 1999. At August 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $3,900,000 and $2,000,000, respectively, that expire throughout the year 2019.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 5 - INCOME TAXES (CONTINUED)

         The components of the income tax provision for the years ended August 31 were as follows:

                                                    1999                1998
                                                 -----------         -----------
             Current
                 Federal                         $        -          $        -
                 State                                1,600               1,600
                                                 -----------         -----------

                                                      1,600               1,600
                                                 -----------         -----------
             Deferred
                 Federal                                  -                   -
                 State                                    -                   -
                                                 -----------         -----------

                                                          -                   -
                                                 -----------         -----------

                      TOTAL                      $    1,600          $    1,600
                                                 ===========         ===========


NOTE 6 - SHAREHOLDERS' EQUITY

         Warrants
         --------
         In August and September 1996, the Company entered into two Subscription Agreements whereby the Company issued 100,000 and 150,000 warrants, respectively, to purchase shares of common stock. The warrants are exercisable at $4.00 per share and expire five years from the date of grant.

         In January 1997, the Company entered into Subscription Agreements whereby the Company issued notes in the amount of $1,100,000 and issued 280,000 warrants to purchase common stock. The warrants are exercisable at $2.50 per share, are subject to a 12-month-lock-up period, and expire five years from the grant date. The notes were repaid upon the completion of the Company's stock offering.

         Stock Option Plan
         -----------------
         In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock has been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         The following summarizes the stock option transactions:

                                                                                                     Weighted-
                                                                                                      Average
                                                                                                     Exercise
                                                                                  Number              Price
                                                                                 of Shares           Per Share
                                                                                -----------         -----------

                 Outstanding, August 31, 1997                                            -          $        -
                      Granted                                                       50,000          $     4.25
                      Expired/canceled                                              (6,260)         $     4.25
                                                                                -----------

                 Outstanding, August 31, 1998                                       43,740          $     4.25
                      Granted                                                      263,990          $     1.35
                      Expired/canceled                                             (13,410)         $     2.04
                                                                                -----------

                          OUTSTANDING, AUGUST 31, 1999                             294,320          $      1.74
                                                                                ===========

                          EXERCISABLE, AUGUST 31, 1999                               7,722          $      4.25
                                                                                ===========

         The weighted-average remaining contractual life of options outstanding issued under the Plan is 9.11 years at August 31, 1999. The exercise prices for the options outstanding at August 31, 1999 ranged from $1.31 to $4.25, and the information relating to these options was as follows:

                                                                  Weighted-         Weighted-       Weighted-
                                                                   Average           Average         Average
                                                                  Remaining         Exercise        Exercise
                                 Stock             Stock         Contractual          Price           Price
              Exercise          Options           Options      Life of Options      of Options      of Options
                 Price        Outstanding       Exercisable      Outstanding       Outstanding      Exercisable
           ----------------   -----------       -----------    ---------------     ----------       -----------
           $    1.31 - 1.50      257,066                 -        9.49 years       $    1.35        $        -
           $    1.51 - 4.50       37,254             7,722        6.47 years       $    4.25        $      4.25
                              -----------       -----------

                                 294,320             7,722
                              ===========       ===========

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended August 31, 1999 and 1998:

                                                                                 1999               1998
                                                                           ---------------    ----------------
             Net loss
                 As reported                                               $     (576,665)    $    (2,069,239)
                 Pro forma                                                 $     (595,196)    $    (2,069,239)
             Basic and diluted loss per common share
                 As reported                                               $        (0.17)    $         (0.62)
                 Pro forma                                                 $        (0.17)    $         (0.62)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended August 31, 1999 and 1998: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 65%, respectively; risk-free interest rates of 6% and 5%, respectively; and expected life of five and five years, respectively. The weighted-average fair value of options granted during the years ended August 31, 1999 and 1998 was $0.97 and $4.25, respectively, and the weighted-average exercise price was $1.35 and $4.25, respectively.

         For options granted during the year ended August 31, 1999 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.16, and the weighted-average exercise price of such options was $1.50. For options granted during the year ended August 31, 1999 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.93, and the weighted-average exercise price of such options was $1.31. No options were issued during the year ended August 31, 1999 where the exercise price was less than the stock price at the date of the grant.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Other Stock Options
         -------------------
         As of August 31, 1999, the Company granted the Board of Directors a total of 3,206 stock options at exercise prices ranging from $1.50 to $5.25.

         During the year ended August 31, 1999, the Company entered into an investor relations agreement for $4,000 per month and 30,000 stock options at an exercise price of $1.00, which equaled the fair market value on the date of grant. As of August 31, 1999, 15,000 of these options were exercisable.


NOTE 7 - RELATED PARTY TRANSACTIONS

         As of August 31, 1999, included in accrued compensation due to officer was $122,250, which represents accrued salary due to the Company's President. The amount due does not accrue interest and is included in the "accrued payroll and other expense" account.

         As of August 31, 1999, included in accrued compensation due to officer was $25,500, which represents accrued salary due to the Company's Vice President of Human Resources. The amount due does not accrue interest and is included in the "accrued payroll and other expense" account.

         In connection with the Company's stock offering, the Company agreed to grant to its President 300,000 warrants to purchase up to 300,000 shares of the Company's common stock. The number of warrants to be granted will be based on net income for the year ended August 31, 1999, but cannot exceed 300,000 warrants. Since the Company did not meet the net income requirement, the warrants were not granted.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1999
================================================================================


NOTE 8 - LINE OF CREDIT

         The Company has available an unsecured $100,000 revolving line of credit from a bank with interest payable on a monthly basis at prime (8% at August 31, 1999), plus 3%. The line is personally guaranteed by the Company's President. As of August 31, 1999, the amount drawn against the line of credit was $89,828.


NOTE 9 - LINES OF BUSINESS

         For internal reporting purposes, management segregates the Company into two divisions as follows:

                                              Simulations
                                               Plus, Inc.      Words+, Inc.     Eliminations         Total
                                            --------------    --------------    -------------    --------------
             Net sales                      $     461,306     $   3,005,499     $          -     $   3,466,805
             Income (loss)
               from operations              $    (896,189)    $     187,142     $          -     $    (709,047)
             Identifiable assets            $   1,449,960     $     713,414     $   (552,120)    $   1,611,254
             Capital expenditures           $           -     $           -     $          -     $           -
             Depreciation and
               amortization                 $      38,660     $      41,837     $          -     $      80,497

         Most corporate expenses, such as legal and accounting expenses and public relation expenses are included in Simulations Plus, Inc.

         Segment information is not shown for the year ended August 31, 1998 because the Simulations software business was not material to the operations of the Company.


NOTE 10 - YEAR 2000 ISSUE

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed an implementation plan to resolve the Issue.

         The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

         Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.