Form 10QSB
period 1999-11-30
SIMULATIONS PLUS INC
filed 2000-01-14
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1999 or

      [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1937

               For the transition period from           to
                                              ---------   ---------

                        Commission file number: 000-21665

                             SIMULATIONS PLUS, INC.
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                            95-4595609
 (State or other jurisdiction of             (I.R.S. Employer
 Incorporation or Organization)              identification No.)

                                1220 W. AVENUE J
                            LANCASTER, CA 93534-2902
           (Address of principal executive offices including zip code)

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

Yes     x         No
   -----------      -----------

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of January 14, 2000, was 3,383,531.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                Table of Contents

                                                                            Page
                          PART I. FINANCIAL INFORMATION                     ----

Item 1.  Financial Statements

         Consolidated Balance Sheet at November 30, 1999 (unaudited)           1

         Consolidated Statements of Operations for the three months
          ended November 30, 1999 and 1998  (unaudited)                        2

         Consolidated Statements of Cash Flows for the three months
          ended November 30, 1999 and 1998 (unaudited)                         3

         Notes to Consolidated Financial Statements (unaudited)                4

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                               7

         Results of Operations                                                11

         Liquidity and Capital Resources                                      13

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities                                                16

Item 3.  Defaults upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signature                                                                     17

Exhibit Index                                                                 18

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                November 30, 1999
                                   (Unaudited)

ASSETS
Current assets:
       Cash and cash equivalents (note 2)                                       $        64,321
       Accounts receivable, net of allowance for
         doubtful accounts of $14,078                                                   553,159
       Prepaid expenses                                                                  18,988
       Inventory                                                                        189,705
                                                                                ----------------
                    Total current assets                                                826,173
                                                                                ----------------

Capitalized computer software development costs,
         net of accumulated amortization (note 3)                                       589,258
Furniture and equipment, net (note 4)                                                   132,875
Other assets                                                                             13,529
                                                                                ----------------
                    Total assets                                                $     1,561,835
                                                                                ================


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Advance line of credit                                                   $        89,992
       Accounts payable                                                                 239,142
       Accrued payroll and other expenses                                               435,841
       Accrued warranty and service costs                                                70,761
       Current portion of capitalized lease obligations                                  26,616
                                                                                ----------------
                    Total current liabilities                                           862,352
                                                                                ----------------

Capitalized lease obligations, net of current portion                                     1,782
                                                                                ----------------
                    Total liabilities                                                   864,134
                                                                                ----------------

Shareholders' equity
       Preferred stock: $0.001 par value, authorized
         10,000,000 shares, no shares issued and outstanding
       Common stock: $0.001 par value, authorized
         20,000,000 shares, issued and outstanding 3,383,531 (note 5)                     3,384
       Additional paid-in capital                                                     4,629,268
       Accumulated deficit                                                           (3,934,951)
                                                                                ----------------
                    Total shareholders' equity                                          697,701
                                                                                ----------------
                    Total liabilities and stockholders' equity                  $     1,561,835
                                                                                ================

      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended November 30, 1999 and 1998
                                   (Unaudited)

                                                                                         Three months ended
                                                                                -----------------------------------
                                                                                    11/30/99           11/30/98
                                                                                ----------------   ----------------

Net sales                                                                       $       813,916    $       881,286
Cost of sales                                                                           237,589            396,610
                                                                                ----------------   ----------------
Gross profit                                                                            576,327            484,676
                                                                                ----------------   ----------------

Operating expenses:
       Selling, general & administrative                                                525,292            598,723
       Research and development                                                          89,812             35,873
                                                                                ----------------   ----------------
         Total operating expenses                                                       615,104            634,596
                                                                                ----------------   ----------------

Loss from operations                                                                    (38,777)          (149,920)
Other income (expenses):
       Income from grant                                                                      0             75,000
       Interest revenue                                                                     234              3,426
       Interest expense                                                                  (4,415)            (2,339)
                                                                                ----------------   ----------------

Loss before provision for income taxes                                                  (42,958)           (73,833)
Provision (benefit) for income taxes                                                          0                  0
                                                                                ----------------   ----------------

Net loss                                                                        $       (42,958)   $       (73,833)
                                                                                ================   ================
Basic net loss per common share                                                 $         (0.01)   $         (0.02)
                                                                                ================   ================
Diluted net loss per common share                                               $         (0.01)   $         (0.02)
                                                                                ================   ================
Weighted average # of common shares
       outstanding                                                                    3,379,539          3,359,315
                                                                                ================   ================

      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended November 30, 1999 and 1998
                                   (Unaudited)

                                                                                         Three months ended
                                                                                -----------------------------------
                                                                                    11/30/99           11/30/98
                                                                                ----------------   ----------------

Cash flows from operating activities:
       Net loss                                                                 $       (42,958)   $       (73,833)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization of furniture and equipment                     16,546             16,504
            Amortization of capitalized software development costs                       31,075             67,873

       (Increase) decrease in:
            Accounts receivable                                                          17,187            (60,301)
            Inventory                                                                     3,469             43,129
            Other assets                                                                 17,484              7,818
            Income tax receivable                                                                           28,941
       Increase (decrease) in:
            Accounts payable                                                             (4,905)          (100,493)
            Accrued payroll and other expenses                                            5,803             69,888
            Accrued warranty and service costs                                                               5,668
                                                                                ----------------   ----------------
       Net cash provided by (used in) operating activities                               43,701              5,194
                                                                                ----------------   ----------------

Cash flows from investing activities:
       Capitalized computer software development cost                                   (24,343)           (50,154)
                                                                                ----------------   ----------------
       Net cash used in investing activities                                            (24,343)           (50,154)
                                                                                ----------------   ----------------

Cash flows from financing activities:
       Proceeds from line of credit                                                         164             (5,824)
       Payments on capitalized lease obligations                                         (7,524)            (8,160)
                                                                                ----------------   ----------------
       Net cash used in financing activities                                             (7,360)           (13,984)
                                                                                ----------------   ----------------

       Net decrease in cash                                                              11,998            (58,944)
       Cash and cash equivalents, beginning of period                                    52,323            198,154
                                                                                ----------------   ----------------
       Cash and cash equivalents, end of period                                 $        64,321    $       139,210
                                                                                ================   ================



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

Note 2: CASH AND CASH EQUIVALENTS
-------

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of November 30, 1999, the Company had no uninsured cash. In addition, the Company had cash equivalents of $18,667 on deposit with a high-quality financial institution that is uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3: CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS
-------

Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the Company's software products.

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products, not exceeding three years. Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is recoverable through revenues. Any excess of development costs to expected net realizable value is expensed at that time. The Company expensed total of

$532,925 in the fiscal years 1999 and 1998 when it was determined that the capitalized amount relating to educational software was greater than net realizable value.

Note 4: FURNITURE AND EQUIPMENT
-------

Furniture and equipment as of November 30, 1999 consisted of the following:

         Equipment                                            $     50,185
         Computer equipment                                        338,308
         Furniture and fixtures                                     45,036
         Leasehold improvements                                     39,434
                                                              -------------
                                                                   472,963
         Less accumulated depreciation                             340,088
                                                              -------------
                                                              $    132,875
                                                              =============

Note 5: STOCKHOLDERS' EQUITY
-------

ISSUANCE OF WARRANTS

In August and September 1996, the Company issued 100,000 and 150,000 warrants associated with two notes in the amount of $200,000 and $300,000, respectively, to purchase common stock. The warrants are exercisable at $4.00 per share and expire five years from the date of grant.

In January 1997, the Company entered into Subscription Agreements whereby the Company issued notes in the amount of $1,100,000 and issued 280,000 warrants to purchase common stock. The warrants are exercisable at $2.50 per share, are subject to a 12-month-lock-up period, and expire five years from the grant date. The notes were repaid upon the completion of the Company's stock offering. To date, these warrants have not been exercised.

STOCK OPTION PLAN

In September 1996, the Board of Directors adapted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock has been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors.

As of November 30, 1999, 499,981 shares have been issued to various employees at an exercise price of the fair market value at the date of grant with five-year vesting periods.

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

Item 2. Management's Discussion and Analysis or Plan of Operations
        ----------------------------------------------------------


                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended November 30, 1999 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

GENERAL

BUSINESS
--------

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

DESCRIPTION OF SIMULATION SOFTWARE
----------------------------------

The types of simulation software produced by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, and absorption orally-dosed drug compounds in the human gastrointestinal tract, and with additional inputs, the plasma concentration-time of the drug after it reaches the central circulation. The Company's QMPRPlus(TM) program estimates the value of several important physicochemical characteristics of new drug-like molecules with only the structure of the molecule as input. The Company's award-winning FutureLab(TM) science experiment simulations for middle school and high school students incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc.).

The development of simulation software involves identifying and understanding the underlying chemistry and physics of the processes to be simulated, breaking those processes down into the lowest practical level of individual sub-processes at which the behaviors can be well-represented mathematically, developing appropriate mathematical relationships/equations, and converting them into computer subroutines. The software subroutines representing these individual processes are then assembled into an overall simulation program, with appropriate coordination between modules and design of use-friendly inputs and outputs. The predictions of this program are then compared to known results in order to determine the validity of the model and to calibrate the simulation to produce a useful tool for predicting new results.

PRODUCTS
--------

The Company's pharmaceutical software provides cost-effective solutions to a number of problems in pharmaceutical research as well as in the education of pharmacy and medical students. The Company's software products and services to date are focussed on the area of pharmaceutical research known as ADME (Absorption, Distribution, Metabolism, and Excretion). The Company released its first pharmaceutical software product, GastroPlus(TM), in August 1998 and received enthusiastic interest from researchers in large pharmaceutical companies such as Astra-Zeneca, Pfizer, Pharmacia and Upjohn, The Roche Group, and SmithKline Beecham. An Optimization Module was released in November 1998 and the majority of new sales now include this module, generating additional revenue.

QMPRPlus (Quantitative Molecular Permeability Relationships), a companion program to GastroPlus, takes as inputs the structures of molecules, and provides estimates for human effective permeability, octanol-water partition coefficient
(logP), solubility, and diffusivity - all inputs to GastroPlus. QMPRPlus thereby extends the utility of GastroPlus into early drug discovery, during which pharmaceutical companies may not have even made many of the molecules that have been identified as potential drug candidates. By providing estimates of physicochemical properties from structure alone, QMPRPlus, coupled with GastroPlus, allows researchers to rank order large numbers of candidate compounds in terms of their potential for human intestinal absorption. Because pharmaceutical companies are dealing with millions of compounds per year, and because the area of ADME has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity.

In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. The Company is also receiving consulting assistance in the development of the simulation model from TSRL staff, including Dr. Gordon Amidon and Dr. John Crison. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise, combined with the Company's now well-developed and growing expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus becoming recognized as a unique simulation and analysis capability within the pharmaceutical industry. The Company is aware that other companies began to develop similar software; however, there has not been any significant direct competition for GastroPlus at this time. As of this writing, GastroPlus(TM) has been licensed to 17 companies, at 29 geographical locations, with multiple seats at many locations. Customers are in the U.S., Europe, and Japan.

CONTRACT RESEARCH SERVICES
--------------------------

The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption and related technologies. The Company has performed three study contracts for major pharmaceutical companies, and is in the process of answering a request for proposal for additional studies with one of them. These provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. Management expects the number and size of study contracts, which can include custom software development, to continue to increase in future.

PRODUCT DEVELOPMENT
-------------------

In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus and QMPRPlus, as well as a third program called HelixGen(TM), which predicts the 3-dimensional receptor structure of certain transmembrane proteins. The Company is also pursuing the development of another core product called DDDPlus(TM) (Dose Disintegration and Dissolution Plus), which will simulate the disintegration and dissolution of tablets and capsules in IN VITRO experiments. Other development efforts include:

1. The IVIV Correlation Module for GastroPlus(TM) will provide IN VITRO-IN VIVO correlation capabilities to pharmaceutical researchers. IN VITRO-IN VIVO correlation in this context refers to the ability to determine the relationship between the concentration-time curve of a drug product in the blood after oral dose (IN VIVO) to the rate at which the oral dose is observed to dissolve in a laboratory experiment (IN VITRO). This module is expected to be released during the second quarter of FY2000.

2. The Company has recently added the ability to accept 3-dimensional structural data to QMPRPlus, and increased the number of molecular descriptors from 30 in the first version to 150 in the new version. Mathematical models for the output parameters that include these new 3D descriptors are now in development. These models are expected to offer improved accuracy over the 2-dimensional models currently in the program.

3. The Absorption Systems Caco-2 Permeability Module will be an optional module for QMPRPlus to predict permeability from data collected IN VITRO in Caco-2 cells. The Company signed a license agreement with Absorption Systems LP of Exton, Pennsylvania, for data on 330 compounds tested by

     Absorption Systems in Caco-2 cell cultures, and is using this database to build the optional module, which is expected to be released in the second or third quarter of FY2000.

4. The Metabolism and Efflux Module will extend the simulation within GastroPlus to include greater detail for the effects of certain metabolic processes on drug molecules, and the effects of certain proteins in intestinal cells that return ("efflux") a drug molecule to the intestinal contents. There is considerable interest within the pharmaceutical industry in modeling (simulating) the mechanisms by which these processes occur during and subsequent to intestinal absorption of the drug molecules. The Company expects to release the Metabolism and Efflux Module during the second quarter of fiscal year 2000.

5. HelixGen is a program that predicts the 3-dimensional geometry of a special class of proteins known as G-coupled transmembrane proteins. This type of protein serves as a channel for passage of certain molecules through the walls of nerve cells and other cells, and is a target for the majority of neurogenic drugs. Full development of this program is expected to resume in FY2000.


The Company's wholly owned subsidiary, Words+, Inc. has been in business since 1981. Words+ is a technology leader in designing and developing augmentative and alternative communication computer software and hardware devices for persons who cannot speak due to physical disabilities. Words+ products enable a disabled person to operate a computer and to communicate through a voice synthesizer, through movements as slight as the blink of an eye. The Company's most famous user is theoretical astrophysicist Professor Stephen Hawking, author of the best-selling A Brief History of Time, who has communicated through Words+ products since 1985.

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

The Company completed the development of and released a new Message Builder feature for the MessageMate in December 1999, which is an enhancement of the existing MessageMate product. It enables users to select prerecorded words or phrases one at a time, and then plays the entire message formed by them.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)


                                                                        Three Months Ended
                                          -------------------------------------------------------------------------
                                                        11/30/99                            11/30/98
                                          -------------------------------------------------------------------------
Net sales                                       $    814              100.0%          $    881              100.0%
Cost of sales                                        238               29.2                397               45.0
                                          -------------------------------------------------------------------------
Gross Profit                                         576               70.8                484               55.0
                                          -------------------------------------------------------------------------
Selling, general and administrative                  525               64.5                598               67.9
Research and development                              90               11.1                 36                4.1
                                          -------------------------------------------------------------------------
Total operating expenses                             615               75.6                634               72.0
                                          -------------------------------------------------------------------------
Loss from operations                                 (39)              (4.8)              (150)             (17.0)
                                          -------------------------------------------------------------------------
Income from grant                                      -                  -                 75                8.5
Interest revenue                                       -                  -                  3                0.3
Interest expense                                      (4)              (0.5)                (2)              (0.2)
                                          -------------------------------------------------------------------------
Net loss                                        $    (43)              (5.3)%         $    (74)              (8.4)%
                                          =========================================================================


NET SALES

The consolidated net sales decreased $67,000, or 7.6%, to $814,000 in the first fiscal quarter of 2000 from $881,000 in the first fiscal quarter of 1999. Simulations Plus, Inc.'s sales, from pharmaceutical and educational software, increased approximately $64,000, or 73.6%, and Words+, Inc.'s sales decreased approximately $131,000, or 16.5% for the quarter. Management attributes the decrease in consolidated net sales to a decline in sales from its Words+ subsidiary outweighed somewhat by an increase in sales from Pharmaceutical software. Pharmaceutical sales increased in each of the last five quarters. The decline in Words+ sales is due primarily to the temporary lack of key components for the Pegasus LITE(TM), for which the Company is actively seeking replacement.

COST OF SALES

The Company reclassified Royalty expense as a part of cost of sales starting with this fiscal year. Accordingly, last year's cost of sales was restated reflecting this change in order to compare the results of operations fairly between the first fiscal quarter of 2000 and 1999.

Consolidated cost of sales decreased $159,000, or 40.1%, to $238,000 in the first fiscal quarter of 2000 from $397,000 in the first fiscal quarter of 1999. The percentage of cost of sales decreased by 15.8%. For Simulations Plus, the cost of sales decreased $14,000, or 21.2%. A significant portion of the cost of sales is the systematic amortization of capitalized software cost, which decreased by 34.5 % since the Company wrote off all remaining capitalized software development costs for educational software at the end of fiscal 1999. For Words+, the cost of sales decreased $145,000, or 43.8%. The change in percentage of cost of sales between the first fiscal quarter of 2000 and 1999 is improved by 13.7%. Management attributes the percentage decrease in cost of sales for Words+ primarily to two reasons: (1) a significant portion of sales was generated by product items with higher profit margins, (2) capitalized software development costs for educational software were fully amortized by the end of fiscal year 1999, so there were no amortization costs for educational software for the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The consolidated selling, general and administrative expenses decreased $73,000, or 12.2%, to $525,000 in the first fiscal quarter of 2000 from $598,000 in the first fiscal quarter of 1999. For Simulations Plus, the selling, general and administrative expenses decreased $21,000, or 11.6%. There were slight increases in some expenses, such as travel expenses, printing and investor relation expenses, which reflect the Company's efforts in selling/marketing and steady communications to investors. However, overall decreases in other expense categories, such as facility lease expense, outweighed the increase. For Words+, expenses decreased $52,000, or 12.5%, due to reductions in commission based on sales, reductions in the employee field sales force and their payroll related expenses, and reducing marketing costs by consolidating the management of two companies' marketing departments into one person. These reductions outweighed increases in other expenses such as utilities and insurance.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $114,000 of research and development costs for both companies during the first quarter of 2000. Of this amount, $24,000 was capitalized and $90,000 was expensed in this period. In the first quarter of 1999, the Company incurred $86,000 of research and development costs, of which $50,000 was capitalized and $36,000 was expensed. The increase of $28,000, or 32.6% in research and development expenditure from the first quarter of 1999 to the first quarter of 2000 was due to the fact that research and development expenditures for the first quarter of 1999 reported only actual wages and did not include accrued salaries, while the first quarter of 2000 included accrued wages in research and development.

INCOME FROM GRANT

During the first fiscal quarter of 1999, the Company received the third $75,000 payment of a $300,000 Phase II SBIR grant from the National Science Foundation (the "NSF") to further develop the FutureLab(TM) series. The final payment of $75,000 was received in June 1999. There is no grant income for fiscal year 2000.

INTEREST REVENUE

Interest revenue for the first fiscal quarter of 2000 decreased to $200 from $3,000 in the first fiscal quarter of 1999. This decrease is primarily due to the interest earned on investment activities in commercial notes through a highly-qualified financial institution being reduced because portions of the capital resources were used in the Company's operations.

INTEREST EXPENSE

Interest expense for the first fiscal quarter of 2000 increased by $2,000, to $4,000 from $2,000 in the first fiscal quarter of 1999. This increase is attributable primarily to the interest paid on a revolving line of credit.

NET LOSS

The consolidated net loss for the three months ended November 30, 1999 decreased by $31,000, or 41.9%, to $43,000 in the first fiscal quarter of 2000 compared to $74,000 in the first fiscal quarter of 1999. Management attributes this decrease primarily to the significant reductions in cost of sales, resulting higher gross profit, and overall reductions in selling, general and administrative expenses which outweighed research and development expense compared to the three months ended November 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, accruing and not paying full salaries to certain executive officers and managers, and remaining proceeds from the Company's initial public offering.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The outstanding balance under the revolving line of credit as of November 30, 1999 was $90,000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

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

The Company believes that existing capital and anticipated funds from operations and temporary salary reductions for senior management will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 13 months. However, if anticipated funds from operations are insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if cash flows from operations are insufficient to continue operations at the current level, and if no additional financing is obtained, then management may restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

In order to maintain quotation of its securities on the Nasdaq SmallCap Market ("Nasdaq"), the Company has to maintain certain minimum financial requirements. As of August 31, 1998 the Company ceased to meet one of the requirements for continued listing, namely the Company's net tangible assets as of August 31, 1998 were $1,284,000 which was below the $2,000,000 required by the Nasdaq. Further, as of November 30, 1998 the market value of the Company's public float was below the $4,000,000 required for continued Nasdaq listing. On July 2, 1999, the Company was informed that its securities were being delisted from the Nasdaq effective at the close of business on July 2, 1999 because the Company did not meet the requirements for continued listing on Nasdaq. Accordingly, trading in the shares of the Company's Common Stock is now conducted on the Nasdaq's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities may be impaired, not only in the number of securities which can be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and media coverage of the Company, and lower prices for the Company's securities than otherwise may be attained.

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

YEAR 2000 COMPLIANCE

The Company has completed a comprehensive review of its computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999 (referred to as the "Year 2000" issue). The Company is also continuing to monitor its computer systems and the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. The Company is dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, planning and paying for media, and it also relies on its own computer systems. The Company completed its Year 2000 compliance program, and after the turn of the millennium, the Company has not seen Year 2000 issue problems, however, the Company may experience cost overruns in the future, if such a problem incurs, which could have a material adverse effect on its business, results of operations and financial condition. While management believes the Company's procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, the Company's efforts, or those of third parties with whom it interacts, may not be satisfactorily completed in a timely fashion. If the Company has failed to adequately address the Year 2000 issue, then its business, results of operations and financial condition could be materially adversely affected.

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

                                                         Simulations Plus, Inc.

Date:  January 14, 2000                     By:          /s/ MOMOKO BERAN
                                                         ----------------------
                                                         Momoko Beran
                                                         Chief Financial Officer

Ex-27

Financial Data Schedule