Form 10QSB
period 2000-02-29
SIMULATIONS PLUS INC
filed 2000-04-11
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 29, 2000 or

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

Yes   x                No
    -----                  -----

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of March 31, 2000, was 3,385,531.


                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

                                Table of Contents
                                                                                Page
                                                                                ----
                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Balance Sheet at February 29, 2000 (unaudited)             1

         Consolidated Statements of Operations for the three and six months
          ended February 29, 2000 and February 28, 1999 (unaudited)              2

         Consolidated Statements of Cash Flows for the six months
          ended February 29, 2000 and February 28, 1999 (unaudited)              3

         Notes to Consolidated Financial Statements (unaudited)                  4

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                                 7

         Results of Operations                                                   11

         Liquidity and Capital Resources                                         16

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                       19

Item 2.  Changes in Securities                                                   19

Item 3.  Defaults upon Senior Securities                                         19

Item 4.  Submission of Matters to a Vote of Security Holders                     19

Item 5.  Other Information                                                       19

Item 6.  Exhibits and Reports on Form 8-K                                        20

Signature                                                                        21

Exhibit Index                                                                    22




                                         Item 1. Financial Statements
                                                 --------------------

                                     SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEET
                                               February 29, 2000
                                                  (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents (note 2)                                             $     132,741
       Accounts receivable, net of allowance for
        doubtful accounts of $14,078                                                        485,433
       Prepaid expenses                                                                      23,298
       Inventory                                                                            152,848
                                                                                      --------------
                    Total current assets                                                    794,320
                                                                                      --------------

Capitalized computer software development costs,
     net of accumulated amortization (note 3)                                               588,731
Furniture and equipment, net (note 4)                                                       118,908
Other assets                                                                                 15,862
                                                                                      --------------
                    Total assets                                                      $   1,517,821
                                                                                      ==============


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Advance line of credit                                                         $      99,992
       Accounts payable                                                                     149,569
       Accrued payroll and other expenses                                                   426,726
       Accrued warranty and service costs                                                    70,761
       Current portion of capitalized lease obligations                                      19,961
                                                                                      --------------
                    Total current liabilities                                               767,009
                                                                                      --------------

Capitalized lease obligations, net of current portion                                         2,873
                                                                                      --------------
                    Total liabilities                                                       769,882
                                                                                      --------------

Shareholders' equity
       Preferred stock: $0.001 par value, authorized
         10,000,000 shares, no shares issued and outstanding
       Common stock: $0.001 par value, authorized
         20,000,000 shares, issued and outstanding 3,385,531 (note 5)                         3,386
       Additional paid-in capital                                                         4,631,886
       Accumulated deficit                                                               (3,887,333)
                                                                                      --------------
                    Total shareholders' equity                                              747,939
                                                                                      --------------
                    Total liabilities and stockholders' equity                        $   1,517,821
                                                                                      ==============


                     The accompanying footnotes are an integral part of these statements.


                                         SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the three and six months ended February 29, 2000 and February 28, 1999

                                                 (Unaudited)

                                                        Three months ended                    Six months ended
                                                 ----------------------------------------------------------------------
                                                    02/29/00           02/28/99           02/29/00         02/28/99
                                                 ---------------   ---------------    ---------------   ---------------
Net sales                                        $    1,091,949    $      777,638     $    1,905,865    $    1,658,924
Cost of sales                                           368,363           392,286            605,952           788,896
                                                 ---------------   ---------------    ---------------   ---------------
Gross profit                                            723,586           385,352          1,299,913           870,028
                                                 ---------------   ---------------    ---------------   ---------------


Operating expenses:
       Selling, general & administration                596,408           542,864          1,121,700         1,141,588
       Research and development                          74,686            35,797            164,498            71,670
                                                 ---------------   ---------------    ---------------   ---------------
         Total operating expenses                       671,094           578,661          1,286,198         1,213,258
                                                 ---------------   ---------------    ---------------   ---------------


Profit (Loss) from operations                            52,492          (193,309)            13,715          (343,230)
Other income (expenses):
       Grant revenue                                          0                 0                  0            75,000
       Interest revenue                                      80             1,520                314             4,947
       Interest expense                                  (4,348)           (7,791)            (8,763)          (10,130)
       Gain (Loss) on sale of asset                        (605)                0               (605)                0
                                                 ---------------   ---------------    ---------------   ---------------

Profit (Loss) before provision
                                                         47,619          (199,580)             4,661          (273,413)
       for income taxes
Provision (benefit) for income taxes                          0                 0                  0                 0
                                                 ---------------   ---------------    ---------------   ---------------

Net profit (loss)                                $       47,619    $     (199,580)    $        4,661    $     (273,413)
                                                 ===============   ===============    ===============   ===============
Basic net profit (loss) per common share         $         0.01    $        (0.06)    $         0.00    $        (0.08)
                                                 ===============   ===============    ===============   ===============
Diluted net profit (loss) per common share       $         0.01    $        (0.06)    $         0.00    $        (0.08)
                                                 ===============   ===============    ===============   ===============
Weighted average # of common shares
       outstanding                                    3,384,203         3,383,531          3,380,403          3,371,423
                                                 ===============   ===============    ===============   ===============




                        The accompanying footnotes are an integral part of these statements.


                                        SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the six months ended February 29, 2000 and February 28, 1999
                                                    (Unaudited)

                                                                                           Six months ended
                                                                                    --------------------------------
                                                                                        02/29/00        02/28/99
                                                                                    --------------------------------
Cash flows from operating activities:
       Net profit (loss)                                                            $        4,661   $     (273,413)
       Adjustments to reconcile net profit (loss) to net cash
        used for operating activities:
            Depreciation and amortization of furniture and equipment                        33,002           40,248
            Amortization of capitalized software development costs                          62,149          124,448

       (Increase) decrease in:
            Accounts receivable                                                             84,913          (84,970)
            Inventory                                                                       40,326          118,328
            Other assets                                                                    10,841              906
            Income tax receivable                                                                            28,941
       Increase (decrease) in:
            Accounts payable                                                               (94,478)         (80,669)
            Accrued payroll and other expenses                                              (3,312)          68,180
            Accrued warranty and service costs                                                                5,948
                                                                                    ---------------  ---------------
       Net cash provided by (used for) operating activities                                138,102          (52,053)
                                                                                    ---------------  ---------------

Cash flows from investing activities:
       Issuance of common stock                                                              2,620
       Purchase of furniture and equipment                                                  (2,490)
       Capitalized computer software development cost                                      (54,890)         (94,223)
                                                                                    ---------------  ---------------
       Net cash used for investing activities                                              (54,760)         (94,223)
                                                                                    ---------------  ---------------

Cash flows from financing activities:
       Borrowed from on line of credit                                                      10,164           (5,269)
       Payments on capitalized lease obligations                                           (13,089)         (15,819)
                                                                                    ---------------  ---------------
       Net cash used for financing activities                                               (2,925)         (21,088)
                                                                                    ---------------  ---------------

       Net increase (decrease) in cash                                                      80,418         (167,364)
       Cash and cash equivalents, beginning of period                                       52,323          198,154
                                                                                    ---------------  ---------------
       Cash and cash equivalents, end of period                                     $      132,741    $      30,790
                                                                                    ===============   ==============


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

Note 2: CASH AND CASH EQUIVALENTS
-------

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of February 29, 2000, the Company had no uninsured cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products, not exceeding three years. Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is recoverable through revenues. Any excess of development costs to expected net realizable value is expensed at that time. The Company expensed total of $532,925, $182,925 in the fiscal year 1999 and $350,000 in the fiscal year 1998, when it was determined that the capitalized amount relating to educational software was greater than net realizable value.

Note 4: FURNITURE AND EQUIPMENT
-------

Furniture and equipment as of February 29, 2000 consisted of the following:

         Equipment                                            $  50,185
         Computer equipment                                     340,798
         Furniture and fixtures                                  45,036
         Leasehold improvements                                  39,434
                                                              ----------
                                                                475,453
         Less accumulated depreciation                          356,545
                                                              ----------
                                                              $ 118,908
                                                              ==========

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

STOCK OPTION PLAN

In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock was reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In March 2000, the shareholders approved a second increase in the number of shares that may be granted under the Option Plan to 1,000,000. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors.

As of February 29, 2000, 501,086 shares had been issued to various employees and at an exercise price of the fair market value at the date of grant with five-year vesting periods, of which 2,000 shares were exercised.

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

       Item 2. Management's Discussion and Analysis or Plan of Operations
       ------------------------------------------------------------------


                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended February 29, 2000 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

DESCRIPTION OF SIMULATION SOFTWARE
----------------------------------

The types of simulation software produced by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, and absorption of orally-dosed drug compounds in the human gastrointestinal tract, and with additional inputs, the blood plasma concentration-time history of the drug after it reaches the central blood circulation. The Company's QMPRPlus(TM) program estimates the value of several important physicochemical characteristics of new drug-like molecules with only the structure of the molecule as input. The Company's award-winning FutureLab(TM) science experiment simulations for middle school and high school students incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc.).

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

QMPRPlus(TM) (Quantitative Molecular Permeability Relationships), a companion program to GastroPlus, takes as inputs the structures of molecules, and provides estimates for human effective permeability, octanol-water partition coefficient
(logP), solubility, and diffusivity - all inputs to GastroPlus. QMPRPlus thereby extends the utility of GastroPlus into early drug discovery, during which pharmaceutical companies may not have yet made many of the molecules that have been identified as potential drug candidates. By providing estimates of physicochemical properties from structure alone, QMPRPlus, coupled with GastroPlus, allows researchers to rank order large numbers of candidate compounds in terms of their potential for human intestinal absorption. Because pharmaceutical companies are dealing with millions of compounds per year, and because the area of ADME has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity.

As of February 29, 2000, the Company's pharmaceutical software had been licensed to 29 research centers in 17 pharmaceutical and biotech companies in the U.S., Europe, and Japan, and a number of additional companies had indicated they were in the process of getting approvals to license one or more software products. In addition, the Company is in discussions with several pharmaceutical companies regarding contract study services, customized software, or both.

In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. The Company is also receiving consulting assistance in the development of the simulation model from TSRL staff, including Dr. Gordon Amidon and Dr. John Crison. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise, combined with the Company's now well-developed and growing expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus becoming recognized as a unique simulation and analysis capability within the pharmaceutical industry. The Company is aware that other companies began to develop similar software; however, management believes there has not been any significant direct competition for GastroPlus at this time.

CONTRACT RESEARCH SERVICES
--------------------------

The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. The Company has performed three study contracts for major pharmaceutical companies, and is currently in discussions with several for additional studies. These studies provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. Management expects the number and size of study contracts to continue to increase in future.

PRODUCT DEVELOPMENT
-------------------

In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus and QMPRPlus, as well as a third program called HelixGen(TM), which predicts the 3-dimensional receptor structure of certain transmembrane proteins. The Company is also pursuing the development of another core product called DDDPlus(TM) (Dose Disintegration and Dissolution Plus), which will simulate the disintegration and dissolution of tablets and capsules in IN VITRO experiments. Other development efforts include:

1. The addition of animal physiologies to its GastroPlus(TM) software, which will allow researchers to model absorption and pharmacokinetics for several animal species in addition to the current human model. This addition is expected to be released during the third quarter of fiscal 2000.

2. The IVIV Correlation Module for GastroPlus(TM) will provide IN VITRO-IN VIVO correlation capabilities to pharmaceutical researchers. IN VITRO-IN VIVO correlation in this context refers to the ability to determine the relationship between the concentration-time curve of a drug product in the blood after oral dose (IN VIVO) to the rate at which the oral dose is observed to dissolve in a laboratory experiment (IN VITRO). Release of this module has been delayed because of the extensive travel schedule of those scientific team members involved in its development. Release is now expected during the third quarter of fiscal 2000.

3. The Company has recently completed the development of 3-dimensional models for certain predicted physicochemical properties (logP, solubility, and permeability) for its QMPRPlus(TM) software. These models are not yet included in the version that is shipping (version 1.1.4), but will be included in an upgrade version that is expected to be released in the third quarter of fiscal 2000. The 3D models show improved prediction for logP and solubility.

4. The Absorption Systems Caco-2 Permeability Module will be an optional module for QMPRPlus to predict permeability from data collected IN VITRO in Caco-2 cells. The Company signed a license agreement with Absorption Systems LP of Exton, Pennsylvania, for data on 330 compounds tested by Absorption Systems in Caco-2 cell cultures, and is using this database to build the optional module, which is expected to be released in the second or third quarter of FY2000. The Company has been working to build a correlation model with this data for a number of months; however, the models obtained to date are not considered of sufficient quality to release. The continuation of this effort is under evaluation at this time. If it is concluded that models with sufficient accuracy to be of economic value to the Company's customers cannot be realized, the effort will be terminated.

5. The Metabolism and Efflux Module will extend the simulation within GastroPlus to include greater detail for the effects of certain metabolic processes on drug molecules, and the effects of certain proteins in intestinal cells that return ("efflux") a drug molecule to the intestinal contents. There is considerable interest within the pharmaceutical industry in modeling (simulating) the mechanisms by which these processes occur during and subsequent to intestinal absorption of the drug molecules. Progress has been made during this quarter on this module, and a prototype version is now running. Additional program modifications and verification are needed before the module will be released. The Company expects to release the Metabolism and Efflux Module during the third quarter of fiscal year 2000.

6. HelixGen is a program that predicts the 3-dimensional geometry of a special class of proteins known as G-coupled transmembrane proteins. This type of protein serves as a channel for passage of certain molecules through the walls of nerve cells and other cells, and is a target for the majority of neurogenic drugs. Full development of this program is expected to resume in FY2000, but is being delayed in order to focus resources on GastroPlus(TM), QMPRPlus(TM), and DDDPlus(TM).


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

The Company believes it has been an industry technology leader in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. The Company will continue to enhance its major software products, E Z Keys and Talking Screen, as well as its growing line of hardware products. The Company will also consider acquisitions of other products, business and companies that are complementary to its existing augmentative and alternative communication and computer access business lines.

The Company completed the development of and released a new Message Builder feature for the MessageMate in December 1999, which is an enhancement of the existing MessageMate product. It enables users to select prerecorded words or phrases one at a time, and then plays the entire message formed by them.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)


                                                                        Three Months Ended
                                                    ------------------------------------------------------------
                                                              02/29/00                      02/28/99
                                                    ------------------------------------------------------------
Net sales                                           $    1,092           100.0%       $      778          100.0%
Cost of sales                                              368            33.7               393           50.5
                                                    -----------     -----------       -----------    -----------
Gross profit                                               724            66.3               385           49.5
                                                    -----------     -----------       -----------    -----------
Selling, general and administrative                        596            54.6               542           69.7
Research and development                                    75             6.9                36            4.6
                                                    -----------     -----------       -----------    -----------
Total operating expenses                                   671            61.4               578           74.3
                                                    -----------     -----------       -----------    -----------
Profit (loss) from operations                               53             4.9              (193)         (24.8)
Interest revenue                                             0               0                 2            0.3
Interest expense                                            (4)           (0.4)               (8)          (1.0)
Gain (loss) on disposal of asset                            (1)           (0.1)                0              0
                                                    -----------     -----------       -----------    -----------
Net profit (loss)                                   $       48             4.4%       $     (199)         (25.6)%
                                                    ===========     ===========       ===========    ===========

NET SALES

The consolidated net sales increased $314,000, or 40.4%, to $1,092,000 in the second fiscal quarter of 2000 from $778,000 in the second fiscal quarter of 1999. Simulations Plus, Inc.'s sales, from pharmaceutical and educational software, increased approximately $374,000, or 402.2%, and Words+, Inc.'s sales decreased approximately $60,000, or 8.7% for the quarter. Management attributes the increase in consolidated net sales to the sales growth in Pharmaceutical software, which is offset by a reduction of sales from its Words+ subsidiary. Pharmaceutical software sales contributed approximately 120% of the total increase in consolidated sales for the quarter. The decline in Words+ sales is due primarily to the temporary lack of key components for the Pegasus LITE(TM), for which the Company is actively seeking replacement.

COST OF SALES

The Company reclassified royalty expense as a part of cost of sales starting with this fiscal year. Accordingly, last year's cost of sales was restated reflecting this change in order to provide a fair comparison between the second fiscal quarters of 2000 and 1999.

The consolidated cost of sales decreased $25,000, or 6.4%, to $368,000 in the second fiscal quarter of 2000 from $393,000 in the second fiscal quarter of 1999. The percentage of cost of sales decreased by 16.8%. For Simulations Plus, the cost of sales increased $25,000, or 37.8%. A significant portion of the cost of sales is the systematic amortization of capitalized software cost, which decreased by 42.1 % in the second fiscal quarter of 2000 compared to the second fiscal quarter of 1999. This reduction is due to the fact that all remaining capitalized software development costs for educational software were expensed during fiscal 1999. However, the increase in royalty expense, which depends on sales, outweighed the reduction in amortization cost, resulting in the net increase. For Words+, the cost of sales decreased $50,000, or 15.2%. Management attributes the percentage decrease in cost of sales for Words+ primarily to the fact that a significant portion of sales was generated by product items with higher profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $54,000, or 10.0%, to $596,000 in the second fiscal quarter of 2000 from $542,000 in the second fiscal quarter of 1999. For Simulations Plus, the selling, general and administrative expenses increased $41,000, or 20.0%, primarily due to increased commission expense associated with sales, starting a 401(k) benefit plan for employees, and increases in payroll, payroll taxes, and rent. Although there are reductions in expenses, such as legal/accounting expense and telephone expense, overall increases outweighed reductions. For Words+, SG&A expenses increased $13,000, or 3.9%, for similar reasons as Simulations Plus, due to 401(k) employee benefit expenses, payroll, payroll taxes, rent, insurance, and outsourcing some work in research & development, which outweighed other reductions in selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $106,000 of research and development costs for both companies during the second quarter of 2000. Of this amount, $31,000 was capitalized and $75,000 was expensed in this period. In the second quarter of 1999, the Company incurred $80,000 of research and development costs, of which $44,000 was capitalized and $36,000 was expensed. The increase of $26,000, or 32.5% in research and development expenditure from the second quarter of 1999 to the second quarter of 2000 was due to the fact that research and development expenditures for the second quarter of 1999 reported only actual wages and did not include accrued salaries, while the second quarter of 2000 included accrued salaries in research and development. This recording error was discovered in the third quarter of 1999 and corrected accordingly.

INTEREST REVENUE

Interest revenue for the second fiscal quarter of 2000 decreased to $80 from $2,000 in the second fiscal quarter of 1999. This decrease is primarily due to the interest earned on investment activities in commercial notes through a highly-qualified financial institution being reduced because portions of the capital resources were used in the Company's operations.

INTEREST EXPENSE

Interest expense for the second fiscal quarter of 2000 decreased by $4,000, to $4,000 from $8,000 in the second fiscal quarter of 1999. This decrease is attributable primarily to the adjustment of $6,000 that has been made in the second quarter of 1999 to correct the error in the previous quarter regarding interest on a revolving line of credit. Without this adjustment, the interest expense shows a $2,000 increase in the second fiscal quarter of 2000 compared to the second fiscal quarter of 1999.

LOSS ON SALE OF ASSET

During the second fiscal quarter of 2000, the Company recorded net loss of $605 when an insurance claim was settled for equipment that had been stolen away during travel for marketing. The loss was calculated as net proceeds minus book value.

NET PROFIT

The consolidated net profit for the three months ended February 29, 2000 increased by $247,000, or 124.1%, to $48,000 in the second fiscal quarter of 2000 compared to the net loss of $199,000 in the second fiscal quarter of 1999. Management attributes this increase primarily to the significant increase in pharmaceutical software sales and decline in cost of sales, outweighing the increase in selling, general and administrative expenses, and research and development expense, compared to the three months ended February 28, 1999.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; Please refer to the Company's consolidated statements of operations.)


                                                                         Six Months Ended
                                                    ------------------------------------------------------------
                                                                02/29/00                      02/28/99
                                                    ------------------------------------------------------------

Net sales                                           $    1,906           100.0%        $   1,659          100.0%
Cost of sales                                              606            31.8               789           47.6
                                                    ------------------------------------------------------------
Gross profit                                             1,300            68.2               870           52.4
                                                    ------------------------------------------------------------
Selling, general and administrative                      1,122            58.9             1,141           68.8
Research and development                                   164             8.6                72            4.3
                                                    ------------------------------------------------------------
Total operating expenses                                 1,286            67.5             1,213           73.1
                                                    ------------------------------------------------------------
Profit (loss) from operations                               14             0.7              (343)         (20.7)
Income from grant                                            0               0                75            4.5
Interest revenue                                             0               0                 5            0.3
Interest expense                                            (8)           (0.4)              (10)          (0.6)
Gain (loss) on disposal of asset                            (1)           (0.1)                0              0
                                                    ------------------------------------------------------------
Net profit (loss)                                   $        5             0.3%        $    (273)         (16.5)%
                                                    ============================================================


NET SALES

The consolidated net sales increased $247,000, or 14.9%, to $1,906,000 for the six months ended February 29, 2000 compared to $1,659,000 for the six months ended February 28, 1999. Simulations Plus, Inc.'s sales, from pharmaceutical and educational software, increased approximately $438,000, or 243.3%, and Words+, Inc.'s sales decreased approximately $191,000, or 12.9% for the six months ended February 29, 2000. Management attributes the increase in consolidated net sales to the significant sales growth in Pharmaceutical software, which is offset by a reduction of sales from its Words+ subsidiary. Pharmaceutical software sales contributed over 180% of the total increase in consolidated sales for the six months ended February 29, 1000. The decline in Words+ sales is due primarily to the temporary lack of key components for the Pegasus LITE(TM), for which the Company is actively seeking replacement.

COST OF SALES

The Company reclassified royalty expense as a part of cost of sales starting with this fiscal year. Accordingly, last year's cost of sales was restated reflecting this change in order to provide a fair comparison of results of operations between the six months ended in February 29, 2000 and February 28, 1999.

The consolidated cost of sales decreased $183,000, or 23.2%, to $606,000 for the six months ended February 29, 2000 from $789,000 for the six months ended February 28, 1999. The percentage of cost of sales decreased by 15.8%. For Simulations Plus, the cost of sales increased $12,000, or 8.8%. A significant portion of the cost of sales is the systematic amortization of capitalized software cost, which decreased by 38.5% in the six months ended February 29, 2000 compared to the six months ended February 28, 1999. This reduction is due to the fact that all remaining capitalized software development costs for educational software were expensed during fiscal 1999. However, the increase in royalty expense, which depends on sales, outweighed the reduction in amortization cost, resulting in the net increase. For Words+, the cost of sales decreased $195,000, or 29.6%. The percentage change of cost of sales between the six months ended February 28, 1999 and February 29, 2000 is a decrease of 8.5%. Management attributes the percentage decrease in cost of sales for Words+ primarily to the fact that a significant portion of sales was generated by product items with higher profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses decreased $19,000, or 1.7%, to $1,122,000 for the six months ended February 29, 2000 from $1,141,000 for the six months ended February 28, 1999. For Simulations Plus, selling, general and administrative expenses increased $20,000, or 5.1%, primarily due to increased commission expense associated with sales, starting a 401(k) benefit plan for employees, and increases in payroll, payroll taxes, and rent. Although there were slight reductions in some expenses, such as legal/accounting expense and telephone expense, overall increases in selling, general and administrative expenses outweighed the reductions. For Words+, the expenses decreased $39,000, or 5.2%, due to reductions in commission based on sales, reductions in the employee field sales force, their travel expenses, and their payroll-related expenses, and reducing marketing cost by consolidating the management of two companies' marketing departments into one person. These reductions outweighed increases in other expense categories such as facility lease, insurance expense, 401(k) expense, and contract labor costs.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $220,000 of research and development costs for both companies for the six months ended February 29, 2000. Of this amount, $56,000 was capitalized and $164,000 was expensed in this period. In the same period of 1999, the Company incurred $166,000 of research and development costs, of which $94,000 was capitalized and $72,000 was expensed. The increase of 54,000, or 32.5%, in research and development expenditure for the six months ended February 29, 2000 compared to the same period of 1999 was due to the fact that research and development expenditures for the six months ended February 28, 1999 reported only actual wages and did not include accrued salaries, while the six months ended February 29, 2000 included accrued salaries in research and development. This recording error was discovered in the third quarter of 1999 and corrected accordingly.

INCOME FROM GRANT

During the first six months of 1999, the Company received the third $75,000 payment of a $300,000 Phase II SBIR grant from the National Science Foundation (the "NSF") to further develop the FutureLab(TM) series. There is no grant income for fiscal year 2000.

INTEREST REVENUE

Interest revenue for the six months ended February 29, 2000 decreased to $300 from $5,000 for the six months ended February 28, 1999. This decrease is primarily due to the interest earned on investment activities in commercial notes through a highly-qualified financial institution being reduced because portions of the capital resources were used in the Company's operations.

INTEREST EXPENSE

Interest expense for the six months ended February 29, 2000 decreased by $2,000, or 20.0%, to $8,000 from $10,000 for the six months ended February 28, 1999. This decrease is attributable primarily to the reduction in interest amortization expense in lease obligations, some of which are at the end of their lease terms.

LOSS ON SALE OF ASSET

During the second fiscal quarter of 2000, the Company recorded a net loss of $605 when the insurance claim was settled for stolen equipment. The loss was calculated as net proceeds minus book value. There was no such expense in the fiscal 1999.

NET PROFIT

The consolidated net profit for the six months ended February 29, 2000 increased by $278,000, or 101.8%, to $5,000 for the six months ended February 29, 2000 compared to the net loss of $273,000 for the six months ended February 28, 1999. Management attributes this increase primarily to the significant increase in pharmaceutical software sales, decline in cost of sales, and decline in selling, general and administrative expenses outweighing the increase in research and development expense compared to the six months ended February 28, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, accruing and not paying full salaries to certain executive officers and managers, and remaining proceeds from the Company's initial public offering.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The outstanding balance under the revolving line of credit as of February 29, 2000 was $100,000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries have been accrued and were paid to most employees during the second quarter of 2000. In order to preserve the Company's cash flow and cash reserves, portions of certain key executives' salaries continue to be accrued until the Company obtains sufficient funds to make such payments without adverse effects to the Company's cash position.

The Company believes that existing capital and anticipated funds from operations and accruing portions of the salaries for some senior managers will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 13 months. However, if anticipated funds from operations are insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if cash flows from operations are insufficient to continue operations at the current level, and if no additional financing is obtained, then management may restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

In order to maintain quotation of its securities on the NASDAQ SmallCap Market ("NASDAQ"), the Company has to maintain certain minimum financial requirements. As of August 31, 1998, the Company ceased to meet one of the requirements for continued listing, namely the Company's net tangible assets as of August 31, 1998 were $1,284,000 which was below the $2,000,000 required by the Nasdaq. On July 2, 1999, the Company was informed that its securities were being delisted from the Nasdaq effective at the close of business on July 2, 1999 because the Company did not meet the requirements for continued listing on Nasdaq. Accordingly, trading in the shares of the Company's Common Stock is now conducted on the Nasdaq's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities may be impaired, not only in the number of securities which can be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and media coverage of the Company, and lower prices for the Company's securities than otherwise may be attained.

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

                  None.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  On March 25, 2000, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

                  (1) Election of directors

                                    Walter Woltosz
                                    Virginia Woltosz
                                    Dr. David Z. D'Argenio
                                    Dr. Richard Weiss.

                 (2) Approval of Amendment to the Registrant's Stock Option Plan
                     to authorize 1,000,000 shares to be available under the plan.

                 (3) Ratification of the selection of Singer, Lewak, Greenbaum &
                     Goldstein, LLP as their independent
                      accountants.

                  All of the above proposals were approved and the results of the balloting at the meeting are summarized in the following table.

                                                            Broker
                  Proposal    Yes         No    Abstain    Non-Votes    Total
                  =============================================================
                     1      3,276,022      -     11,250         -     3,287,272
                     2      2,384,175   65,991    6,150     830,856   3,287,272
                     3      3,268,208    9,159    9,905         -     3,287,272




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

                                                         Simulations Plus, Inc.

Date:  April 11, 2000                            By:      /s/ MOMOKO BERAN
                                                         ----------------
                                                         Momoko Beran
                                                         Chief Financial Officer

Ex-27

Financial Data Schedule