Form 10QSB
period 2000-05-31
SIMULATIONS PLUS INC
filed 2000-07-14
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2000 or

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

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of July 12, 2000, was 3,385,831.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

                                Table of Contents

                                                                                       Page
                                                                                       ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at May 31, 2000 (unaudited)                          3

         Consolidated Statements of Operations for the three and nine months
          ended May 31, 2000 and 1999  (unaudited)                                       4

         Consolidated Statements of Cash Flows for the nine months
          ended May 31, 2000 and 1999 (unaudited)                                        5

         Notes to Consolidated Financial Statements (unaudited)                          6

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                                         9

         Results of Operations                                                          13

         Liquidity and Capital Resources                                                19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              21

Item 2.  Changes in Securities                                                          21

Item 3.  Defaults upon Senior Securities                                                21

Item 4.  Submission of Matters to a Vote of Security Holders                            21

Item 5.  Other Information                                                              21

Item 6.  Exhibits and Reports on Form 8-K                                               21

Signature                                                                               22

Exhibit Index                                                                           23

                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEET
                                       May 31, 2000
                                        (Unaudited)

ASSETS
Current assets:
       Cash and cash equivalents (note 2)                                       $     113,462
       Accounts receivable, net of allowance for
         doubtful accounts of $14,078                                                 442,763
       Prepaid expenses                                                                32,149
       Inventory                                                                      160,497
                                                                                --------------
                    Total current assets                                              748,871
                                                                                --------------

Capitalized computer software development costs,
         net of accumulated amortization  (note 3)                                    556,193
Furniture and equipment, net  (note 4)                                                116,766
Other assets                                                                           15,862
                                                                                --------------
                    Total assets                                                $   1,437,692
                                                                                ==============


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Advance line of credit                                                          89,969
       Accounts payable                                                               255,381
       Accrued payroll and other expenses                                             437,254
       Accrued warranty and service costs                                              48,077
       Current portion of capitalized lease obligations                                17,203
                                                                                --------------
                    Total current liabilities                                         847,884
                                                                                --------------

Capitalized lease obligations, net of current portion                                  10,210
                                                                                --------------
                    Total liabilities                                                 858,094
                                                                                --------------

Shareholders' equity
       Preferred stock: $.001 par value, authorized
         10,000,000 shares, issued and outstanding 0                                        0
       Common stock: $.001 par value, authorized
         20,000,000 shares, issued and outstanding 3,385,831 (note 5)                   3,386
       Additional paid-in capital                                                   4,632,281
       Accumulated deficit                                                         (4,056,069)
                                                                                --------------
                    Total shareholders' equity                                        579,598
                                                                                --------------
                    Total liabilities and stockholders' equity                  $   1,437,692
                                                                                ==============

                          The accompanying footnotes are an integral part of these statements.

                                                           3

                                          SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the three and nine months ended May 31, 2000 and 1999
                                                       (Unaudited)


                                                     Three months ended                Nine months ended
                                                ------------------------------  ------------------------------

                                                   05/31/00        05/31/99        05/31/00        05/31/99
                                                --------------  --------------  --------------  --------------
Net sales                                       $     742,520   $     929,002   $   2,648,385   $   2,587,926
Cost of sales                                         349,226         382,955         955,178       1,171,850
                                                --------------  --------------  --------------  --------------
Gross profit                                          393,294         546,047       1,693,207       1,416,076
                                                --------------  --------------  --------------  --------------
Operating expenses:
       Selling, general & administrative              490,809         552,283       1,612,508       1,693,871
       Research and development                        69,706          55,552         234,204         127,222
                                                --------------  --------------  --------------  --------------
         Total operating expenses                     560,515         607,835       1,846,712       1,821,093
                                                --------------  --------------  --------------  --------------

Loss from operations                                 (167,221)        (61,788)       (153,505)       (405,017)
Other income (expenses):
       Income from grant                                    0          75,000               0         150,000
       Interest revenue                                    57             223             371           5,170
       Interest expense                                (4,009)         (5,300)        (12,772)        (15,431)
       Gain on disposal of assets                       2,436               0           1,831               0
                                                --------------  --------------  --------------  --------------

Income (loss) before provision for income taxes      (168,737)          8,135        (164,075)       (265,278)
Provision (benefit) for income taxes                        0               0               0               0
                                                --------------  --------------  --------------  --------------

Net income (loss)                               $    (168,737)  $       8,135   $    (164,075)  $    (265,278)
                                                ==============  ==============  ==============  ==============
Basic net income (loss) per common share        $       (0.05)  $        0.00   $       (0.05)  $       (0.08)
                                                ==============  ==============  ==============  ==============
Diluted net income (loss) per common share      $       (0.05)  $        0.00   $       (0.05)  $       (0.08)
                                                ==============  ==============  ==============  ==============
Weighted average # of common shares
       Outstanding                                  3,385,629       3,389,689       3,380,609       3,375,518
                                                ==============  ==============  ==============  ==============

                          The accompanying footnotes are an integral part of these statements.

                                                           4

                                          SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the nine months ended May 31, 2000 and 1999
                                                       (Unaudited)                    Nine months ended
                                                                                ----------------------------
Cash flows from operating activities:                                              05/31/00       05/31/99
                                                                                --------------  ------------
       Net loss                                                                 $    (164,075)  $  (265,278)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization of furniture and equipment                   50,171        59,801
            Amortization of capitalized software development costs                    133,783       178,118
            Gain on disposals of furniture & equipment                                  1,059             0
       (Increase) decrease in:
            Accounts receivable                                                       127,583      (223,005)
            Inventory                                                                  32,677       131,446
            Other assets                                                                1,990         8,716
            Income tax receivable                                                           0        28,941
       Increase (decrease) in:
            Accounts payable                                                           11,334      (140,739)
            Accrued payroll and other expenses                                          7,216       173,696
            Accrued warranty and service costs                                        (22,684)       20,705
                                                                                --------------  ------------
       Net cash provided by (used in) operating activities                            179,054       (27,599)
                                                                                --------------  ------------

Cash flows from investing activities:
       Purchase of furniture and equipment                                             (2,490)       (6,182)
       Capitalized computer software development cost                                 (93,986)     (139,103)
                                                                                --------------  ------------
       Net cash used in investing activities                                          (96,476)     (145,285)
                                                                                --------------  ------------

Cash flows from financing activities:
       Increase in book overdraft                                                           0           176
       Proceeds from line of credit                                                       141             0
       Payments on line of credit                                                           0        (7,300)
       Payments on capitalized lease obligations                                     (24,595)       (24,328)
       Proceeds from the exercise of stock options                                      3,015             0
       Proceeds from lease payable                                                          0         6,182
                                                                                --------------  ------------
       Net cash used in financing activities                                          (21,439)      (25,270)
                                                                                --------------  ------------

       Net increase (decrease) in cash                                                 61,139      (198,154)
       Cash and cash equivalents, beginning of period                                  52,323        98,154
                                                                                --------------  ------------
       Cash and cash equivalents, end of period                                 $     113,462   $         0
                                                                                ==============  ============

Supplemental Information for the period ended 05/31/200 & 1999
       Subscription agreement for issuance of Common Stock
          for tenant improvements                                                               $    33,531
       Equipment purchases by lease                                             $    16,086


                          The accompanying footnotes are an integral part of these statements.

                                                           5

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

Note 2: CASH AND CASH EQUIVALENTS
-------

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of May 31, 2000, the Company had no uninsured cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalent.

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

Note 4: FURNITURE AND EQUIPMENT
-------

Furniture and equipment consist of the following:
         Equipment                                              $      66,271
         Computer equipment                                           264,357
         Furniture and fixtures                                        45,036
         Leasehold improvements                                        39,433
         Demo Equipment                                                25,173
         Rental Equipment                                              44,797
                                                                --------------
                                                                      485,067
         Less accumulated depreciation                                368,301
                                                                --------------
                                                                $     116,766
                                                                ==============

Note 5: STOCKHOLDERS' EQUITY
-------

STOCK OPTION PLAN

On February 25, 2000, the Company held its Annual Meeting at which the shareholders approved an amendment to the Company's 1996 Stock Option Plan (the "Option Plan") to increase the number of shares underlying options that may be granted under the plan from 500,000 to 1,000,000 shares. As of November 30, 1999, there were no shares available for grant under the Option Plan. The Board believed that adding shares to the Option Plan is in the best interests of the Company because it will permit the Company to attract and retain employees by providing them with appropriate equity incentives.

On April 17, 2000, the Company issued 252,000 shares to various employees at an exercise price of the fair market value at the date of grant with five-year vesting periods. As of May 31, 2000, total 750,086 shares were issued to various employees, of which 2,300 shares were exercised.

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

SUBSCRIPTION AGREEMENT

In November 1999, the Company entered into a Subscription Agreement whereby the Company issued Common Stock in the amount of $33,531 with a 12-month lock-up period in exchange for service received by the Company in making tenant improvements to its new facility after relocating in July 1999. The value of common stock issued was equal to the service received by the Company.

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

Item 2. Management's Discussion and Analysis or Plan of Operations
        ----------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended May 31, 2000 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

DESCRIPTION OF SIMULATION SOFTWARE
----------------------------------

The types of simulation software produced by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical degradation, and absorption of orally-dosed drug compounds in the gastrointestinal tract of human, dog, and rat, and with additional inputs, the blood plasma concentration-time history of the drug after it reaches the central blood circulation. The Company's QMPRPlus(TM) program estimates the value of several important physicochemical characteristics of new drug-like molecules with only the structure of the molecule as input. The Company's award-winning FutureLab(TM) science experiment simulations for middle school and high school students incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc.).

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

PRODUCTS
--------

The Company's pharmaceutical software provides cost-effective solutions to a number of problems in pharmaceutical research as well as in the education of pharmacy and medical students. The Company's software products and services to date are focussed on the area of pharmaceutical research known as ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity). The Company released its first pharmaceutical software product, GastroPlus(TM), in August 1998 and received enthusiastic interest from researchers in large pharmaceutical companies such as Astra-Zeneca, Pfizer, Pharmacia, The Roche Group, and SmithKline Beecham. An Optimization Module was released in November 1998 and the majority of new sales now include this module, generating additional revenue. GastroPlus is now used in over 30 locations worldwide in activities ranging from early drug discovery to analysis of clinical trial data.

QMPRPlus(TM) (Quantitative Molecular Permeability Relationships), a companion program to GastroPlus, takes as inputs the structures of molecules, and provides estimates for human effective permeability, octanol-water partition coefficient
(logP), water solubility, and diffusivity - all inputs to GastroPlus. QMPRPlus thereby extends the utility of GastroPlus into early drug discovery, during which pharmaceutical companies may not have yet made many of the molecules that have been identified as potential drug candidates. By providing estimates of physicochemical properties from structure alone, QMPRPlus, coupled with GastroPlus, allows researchers to rank order large numbers of candidate compounds in terms of their potential for human intestinal absorption. Because pharmaceutical companies are dealing with millions of compounds per year, and because the area of ADMET has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity.

As of May 31, 2000, the Company's pharmaceutical software had been licensed to 32 research centers in 19 pharmaceutical and biotech companies in the U.S., Europe, and Japan, and a number of additional companies were in the process of getting approvals to license one or more software products. In addition, the Company is in discussions with several pharmaceutical companies regarding contract study services, customized software, or both.

In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. The Company is also receiving consulting assistance in the development of the simulation model from TSRL staff, including Dr. Gordon Amidon and Dr. John Crison. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise, combined with the Company's now well-developed and growing expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus becoming recognized as a unique simulation and analysis capability within the pharmaceutical industry. The Company is aware that other companies are developing similar software; however, management believes there has not been any significant direct competition for GastroPlus at this time.

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

PRODUCT DEVELOPMENT
-------------------

In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus and QMPRPlus, as well as a third program called HelixGen(TM), which predicts the 3-dimensional receptor structure of certain transmembrane proteins. The Company is also pursuing the development of another core product called DDDPlus(TM) (Dose Disintegration and Dissolution Plus), which will simulate the disintegration and dissolution of tablets and capsules in IN VITRO experiments. Other development efforts include:

1. The IVIV Correlation Module for GastroPlus(TM) will provide IN VITRO-IN VIVO correlation capabilities to pharmaceutical researchers. IN VITRO-IN VIVO correlation in this context refers to the ability to determine the relationship between the concentration-time curve of a drug product in the blood after oral dose (IN VIVO) to the rate at which the oral dose is observed to dissolve in a laboratory experiment (IN VITRO). Release of this module has been delayed because of the extensive travel schedule of those scientific team members involved in its development. Release is now expected during the fourth quarter of fiscal 2000.

2. The Metabolism and Efflux Module will extend the simulation within GastroPlus to include greater detail for the effects of certain metabolic processes on drug molecules, and the effects of certain proteins in intestinal cells that return ("efflux") a drug molecule to the intestinal contents. There is considerable interest within the pharmaceutical industry in modeling (simulating) the mechanisms by which these processes occur during and subsequent to intestinal absorption of the drug molecules. Significant progress has been made during this quarter on this module, and a prototype version is now running. The module has been rewritten during this quarter to provide greater flexibility for researchers to simulate metabolism both in the liver and in the intestines. Additional program modifications and verification are needed before the module will be released. The Company now expects to release the Metabolism and Efflux Module during the fourth quarter of fiscal year 2000.

3. HelixGen is a program that predicts the 3-dimensional geometry of a special class of proteins known as G-coupled transmembrane proteins. This type of protein serves as a channel for passage of certain molecules through the walls of nerve cells and other cells, and is a target for the majority of neurogenic drugs. Full development of this program is expected to resume in FY2000, but is being delayed in order to focus resources on GastroPlus(TM), QMPRPlus(TM), and DDDPlus(TM).


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

Recently, a new computer was selected to replace the previously discontinued PegasusLITE product, for which the base computer, manufactured by Epson, became no longer available in mid-1999. The new computer is highly rugged, and incorporates more modern technology than the previous unit. The company expects sales to ramp up after release of this model in the fourth quarter.

RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED MAY 31, 2000 AND 1999.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)



                                                                      Three Months Ended
                                                --------------------------------------------------------------
                                                           05/31/00                        05/31/99
                                                ------------------------------  ------------------------------
Net sales                                       $         742          100.0%   $         929          100.0%
Cost of sales                                             349           47.0              383           41.2
                                                --------------  --------------  --------------  --------------
Gross profit                                              393           53.0              546           58.8
                                                --------------  --------------  --------------  --------------
Selling, general and administrative                       491           66.2              552           59.4
Research and development                                   69            9.3               56            6.0
                                                --------------  --------------  --------------  --------------
Total operating expenses                                  560           75.5              608           65.4
                                                --------------  --------------  --------------  --------------
Loss from operations                                     (167)         (22.5)             (62)          (6.7)
Income from grant                                           0            0.0               75            8.1
Interest revenue                                            0            0.0                0            0.0
Interest expense                                           (4)          (0.5)              (5)          (0.5)
Gain on disposal of assets                                  2            0.3                0            0.0
                                                --------------  --------------  --------------  --------------
Net income (loss)                               $        (169)         (22.8)%  $           8            0.9%
                                                ==============  ==============  ==============  ==============


NET SALES

The consolidated net sales decreased $187,000, or 20.1%, to $742,000 in the third fiscal quarter of 2000 from $929,000 in the third fiscal quarter of 1999. Simulations Plus, Inc.'s sales from pharmaceutical and educational software increased approximately $25,000, or 21.8%, and Words+, Inc.'s sales decreased approximately $212,000, or 26.1% for the quarter. Management attributes the decrease in consolidated net sales to decreased sales from its subsidiary, Words+, outweighed the growth in Pharmaceutical software sales. The decrease in Words+ sales is due primarily to the temporary lack of key components for the PegasusLITE(TM), for which the Company will introduce a replacement called "TuffTalk" in July 2000.

COST OF SALES

The Company reclassified royalty expenses as a part of cost of sales starting with this fiscal year. Accordingly, last year's cost of sales was restated reflecting this change in order to provide a fair comparison between the third quarters of 2000 and 1999.

The consolidated cost of sales decreased $34,000, or 8.9%, to $349,000 in the third fiscal quarter of 2000 from $383,000 in the third fiscal quarter of 1999. The percentage of cost of sales increased by 5.8%. For Simulations Plus, the cost of sales increased $22,000, or 35.2%, of which the significant portion of the cost of sales is the systematic amortization of capitalized software cost, which resulted in 33.5% increase in amortization cost. This high increase in amortization cost is due to the fact that there was an omission in calculating amortization expense during the first and second quarter of fiscal year 2000 for two newly released products. For Words+, the cost of sales decreased $56,000, or 17.5%. Management attributes the change in percentage of cost of sales between the third fiscal quarter of 2000 and 1999 primarily to reduction in Warranty cost. Since the Company introduced the rugged Panasonic Computer in October 1999, the failure rate is less than 1% and has resulted in less warranty related costs.

GROSS PROFIT

The consolidated gross profit decreased $153,000, or 28.0 %, to $393,000 in the third fiscal quarter of 2000 from $546,000 in the third fiscal quarter of 1999. Management attributes the 5.8% decrease in gross profit between the third fiscal quarter of 2000 and 1999 to the lower sales from Words+ and high increase in amount of amortized software expenses caused by an adjusting entry, which outweighed a significant Warranty cost reduction in Words+ operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The consolidated selling, general and administrative expenses decreased $61,000, or 11.1%, to $491,000 in the third fiscal quarter of 2000 from $552,000 in the third fiscal quarter of 1999. For Simulations Plus, the selling, general and administrative expenses decreased $51,000, or 24.4% primarily due to the reduction in printing, advertising expenses by utilizing in-house equipment and manpower, reduction in insurance expenses by changing insurance underwriters, and reduction in professional fees. These reductions outweighed the increases in salaries and payroll related expense such as 401k and payroll tax expenses. For Words+, expenses decreased $10,000, or 3.2%, due to reductions in the employee field sales force and their payroll related expenses by obtaining more independent sales representatives in various states, reducing telephone expense significantly by changing long distant carrier as well as reducing insurance expenses by changing insurance underwriters. These reductions outweighed increases in trade show expense and increases in other administrative expenses such as utility expense and facility lease expense.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $108,000 of research and development costs for both companies during the third quarter of 2000. Of this amount, $39,000 was capitalized and $69,000 was expensed in this period. In the third quarter of 1999, the Company incurred $108,000 of research and development costs, of which

$52,000 was capitalized and $56,000 was expensed. There was no change in research and development expenditure from the third quarter of 2000 to the third quarter of 1999.

LOSS FROM OPERATIONS

During the third fiscal quarter of 2000, the Company incurred a loss of approximately $167,000, as compared to a loss of $62,000 for the same period in the fiscal year 1999. Management attributes the increase in net loss from operations to decreased sales and increased Research & Development expense outweighed decreased Cost of sales and Selling, General and Administrative expenses.

INCOME FROM GRANT

During the third fiscal quarter of 1999, the Company earned the final $75,000 of a $300,000 Phase II SBIR grant from the National Science Foundation. The final report was filed in May 1999 and the Company received the final payment in early June 1999. In the third fiscal quarter of 2000, there was no grant income.

INTEREST EXPENSE

Interest expense for the third fiscal quarter of 2000 decreased by $1,000, to $4,000 from $5,000 in the third fiscal quarter of 1999. This decrease is attributable primarily to the reduction in interest amortization expense in lease obligations.

GAIN ON DISPOSAL OF ASSET

During the third fiscal quarter of 2000, the Company recorded a net gain of $2,000 when the insurance claim was settled for stolen equipment. The gain was calculated as net proceeds minus book value. There was no such gain in the fiscal 1999.

NET INCOME OR (LOSS)

The consolidated net loss for the three months ended May 31, 2000 increased by $177,000, to a loss of ($169,000) in the third fiscal quarter of 2000 compared to a profit of $8,000 in the third fiscal quarter of 1999. Management attributes this decrease primarily to the decrease in sales, decrease in grant income, and increase in research & development expense, which outweighed reductions in cost of sales, selling, general and administrative expenses compared to the three months ended May 31, 1999.



COMPARISON OF NINE MONTHS ENDED MAY 31, 2000 AND 1999.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; Please refer to the Company's consolidated statements of operations.)


                                                                       Nine Months Ended
                                                --------------------------------------------------------------
                                                           05/31/00                        05/31/99
                                                ------------------------------  ------------------------------
Net sales                                       $       2,648          100.0%   $       2,588          100.0%
Cost of sales                                             955           36.1            1,172           45.3
                                                --------------  --------------  --------------  --------------
Gross profit                                            1,693           63.9            1,416           54.7
                                                --------------  --------------  --------------  --------------
Selling, general and administrative                     1,612           60.9            1,694           65.5
Research and development                                  234            8.8              127            4.9
                                                --------------  --------------  --------------  --------------
Total operating expenses                                1,846           69.7            1,821           70.4
                                                --------------  --------------  --------------  --------------
Loss from operations                                     (153)          (5.8)            (405)         (15.6)
Income from grant                                           0              0              150            5.8
Interest revenue                                            0              0                5            0.2
Interest expense                                          (13)          (0.5)             (15)          (0.6)
Gain on disposal of assets                                  2            0.1                0            0.0
                                                --------------  --------------  --------------  --------------
Net loss                                        $        (164)          (6.2)%  $        (265)         (10.2)%
                                                ==============  ==============  ==============  ==============


NET SALES

The consolidated net sales increased $60,000, or 2.2%, to $2,648,000 for the nine months ended May 31, 2000 compared to $2,588,000 for the nine months ended May 31, 2000. Simulations Plus, Inc.'s sales increased approximately $463,000, or 155.6%, and Words+, Inc.'s sales decreased approximately $403,000, or 17.6% for the nine months ended May 31, 2000. Management attributes the increase in consolidated net sales to the sales growth in Pharmaceutical software, which is offset by a reduction of sales from its Words+ subsidiary. Pharmaceutical software contributed over 800% of the total increase in consolidated sales for the first nine months' operation. The decrease in Words+ sales is due primarily to the temporary lack of key components for the PegasusLITE(TM), for which the Company will introduce a replacement, called "TuffTalk" in July 2000.

COST OF SALES

The Company reclassified royalty expenses as a part of cost of sales starting with this fiscal year. Accordingly, last year's cost of sales was restated reflecting this change in order to provide a fair comparison between the third quarters of 2000 and 1999.

The consolidated cost of sales decreased $217,000, or 18.5%, to $955,000 in the third fiscal quarter of 2000 from $1,172,000 in the third fiscal quarter of 1999. The percentage of cost of sales decreased by 9.2%. For Simulations Plus, the cost of sales increased $34,000, or 17.3%, of which the significant portion of the cost of sales is royalty, which resulted in 156.3% increase in royalty cost. There was a high increase in amortization caused by the adjustment made in the third fiscal quarter of 2000 to record an omission of amortization expense during the first and second quarter of fiscal year 2000 for two newly released products. However, this adjustment was offset by the reduction in educational software amortization since we wrote off all the remaining capitalized software for educational software by the end of fiscal year 1999. For Words+, the cost of sales decreased $251,000, or 25.7%. Management attributes the change in percentage of cost of sales between the third fiscal quarter of 2000 and 1999 primarily to reduction in Warranty cost and Amortization of Capitalized software. Since the Company introduced the rugged Panasonic Computer in October 1999, the failure rate is less than 1% and has resulted in less warranty related costs. Also, capitalized development cost for Window version was completely amortized by the end of the fiscal year 1999 and there is no such expense in the fiscal year 2000.

GROSS PROFIT

The consolidated gross profit increased $277,000, or 19.6%, to $1,693,000 in the third fiscal quarter of 2000 from $1,416,000 in the third fiscal quarter of 1999. Management attributes the 9.2% increase in gross profit margin between the third fiscal quarter of 2000 and 1999 to a reduction in amortization expense of capitalized software for both the companies and a significant Warranty cost reduction, which outweighed the increase in royalty cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The consolidated selling, general and administrative expenses decreased $82,000, or 4.8%, to $1,612,000 for the nine months ended May 31, 2000 from $1,694,000 for the nine months ended May 31, 1999. For Simulations Plus, the selling, general and administrative expenses decreased $31,000, or 5.2% primarily due to the reduction in printing, advertising expenses by utilizing in-house equipment and manpower, reduction in insurance expenses by changing insurance underwriters, and reduction in professional fees. These reductions outweighed the increases in salaries and payroll related expense such as 401k and payroll tax expenses and travel expense associating with more sales activities. For Words+, expenses decreased $51,000, or 4.6%, due to reductions in the employee field sales force and their payroll related expenses and travel expenses by obtaining more independent sales representatives in various states, reducing telephone expense significantly by changing long distant carrier as well as reducing insurance expenses by changing insurance underwriters. These reductions outweighed increases in catalog printing expense and increases in other administrative expenses such as utility expense, 401k expense and facility lease expense.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $329,000 of research and development costs for both companies for the nine months ended May 31,1999. Of this amount, $95,000 was capitalized and $234,000 was expensed in this period. In the same period of 1999, the Company incurred $273,000 of research and development costs, of which $146,000 was capitalized and $127,000 was expensed. The 17.0% increase in research and development expenditures for the nine months ended May 31, 2000 compared to the same period of 1999 was due to the increase in research & development salary increase.

LOSS FROM OPERATIONS

The Company incurred a net loss from operations of approximately $153,000, as compared to a loss of $405,000 for the same period in the fiscal year 1999. Management attributes the decrease in net loss from operations to increased sales and to the decreased Cost of sales and Selling, general and administrative expenses outweighed increased Research & Development expense.

INCOME FROM GRANT

During the third fiscal quarter of 1999, the Company received the third and the final payment of $150,000, $75,000 each, of a $300,000 Phase II SBIR grant from the National Science Foundation (the "NSF") to further develop the FutureLab(TM) series. There is no grant income for fiscal year 2000.

INTEREST REVENUE

Interest revenue for the nine months ended May 31, 2000 decreased to $0 from $5,000 for the nine months ended May 31, 1999. This decrease is primarily due to the interest earned on investment activities in commercial notes through a highly qualified financial institution being reduced because the most of the capital resources were used in the Company's operations.

INTEREST EXPENSE

Interest expense for the nine months ended May 31, 2000 decreased by $2,000, or 13.3%, to $13,000 from $15,000 for the nine months ended May 31, 1999. This decrease is attributable primarily to the reduction in interest amortization expense in lease obligations, some of which are at the end of their lease terms.

GAIN ON DISPOSAL OF ASSET

During the second and third fiscal quarters of 2000, the Company recorded a net gain of $2,000 when insurance claims were settled for stolen equipment. The gain was calculated as net proceeds minus book value. There was no such gain in the fiscal 1999.

NET LOSS

Net loss for the nine months ended May 31, 2000 decreased by $101,000, or 38.1%, to $164,000 for the nine months ended May 31, 2000 compared to $265,000 for the nine months ended May 31, 1999. Management attributes this decrease primarily to the decrease in cost of sales and decrease in selling, general and administrative expenses outweighing the decrease in sales, decrease in grant income and increase in research and development expense compared to the nine months ended May 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has available a $100,000 revolving line of credit. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The outstanding balance under the revolving line of credit as of May 31, 2000 was $90,000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries have been accrued and were paid to most employees during the second quarter of fiscal 2000. In order to preserve the Company's cash flow and cash reserves, portions of certain key executives' salaries continue to be accrued until the Company obtains sufficient funds to make such payments without adverse effects to the Company's cash position.

The Company believes that existing capital, anticipated funds from operations and accruing portions of the salaries for some senior managers will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 13 months. However, if anticipated funds from operations are insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if cash flows from operations are insufficient to continue operations at the current level, and if no additional financing is obtained, then management may restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

In order to maintain quotation of its securities on the NASDAQ SmallCap Market ("NASDAQ"), the Company has to maintain certain minimum financial requirements. As of August 31,1998, the Company ceased to meet one of the requirements for continued listing, namely the Company's net tangible assets as of August 31, 1998 were $1,284,000 which was below the $2,000,000 required by the NASDAQ. On July 2, 1999, the Company was informed that its securities were being delisted from the NASDAQ effective at the close of business on July 2, 1000 because the Company did not meet the requirements for continued listing on NASDAQ. Accordingly, trading in the shares of the Company's Common Stock is now conducted on the NASDAQ's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities may be impaired, not only in the number of securities which can be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and media coverage of the Company, and lower prices for the Company's securities than otherwise may be attained.

As a result of the delisting, the Company's securities are subject to Rule 15g-9 under the Security Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchases and have received the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company's securities acquired hereby in the secondary market.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  In the normal course of business, the Company is subject to various lawsuits and claims. The Company believes that the final outcomes of these matters, either individually or in the aggregate, will not have a material effect on the financial statements.

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



Date:  July 14, 2000                                     Simulations Plus, Inc.


                                                         By:  /s/ Momoko Beran
                                                         -----------------------
                                                         Momoko Beran
                                                         Chief Financial Officer