Form 10KSB
period 2000-08-31
SIMULATIONS PLUS INC
filed 2000-12-14
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended August 31, 2000 or

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
                     Yes      x                No
                         -------------            -------------

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          The issuer's revenues for the fiscal year ended August 31, 2000 were approximately $3,630,000.

         As of December 12, 2000, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $2,174,000 based upon the average closing bid and asked price of such stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of shareholders are incorporated herein by reference into
Part III.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

Table of Contents

                                                                            Page
                                                                            ----
PART I.

Item 1.  Description of Business                                             1

Item 2.  Description of Property                                             13

Item 3.  Legal Proceedings                                                   13

Item 4.  Submission of Matters to a Vote of Security Holders                 13


PART II.

Item 5.  Market for Common Stock and Related Stockholder Matters             14

Item 6.  Management's Discussion and Analysis or Plan of Operation           15

Item 7.  Financial Statements                                                21

Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        21

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
                  Compliance with Section 16(a) of the Exchange Act          22

Item 10. Executive Compensation                                              22

Item 11. Security Ownership of Certain Beneficial Owners and Management      22

Item 12. Certain Relationships and Related Transactions                      22

Item 13. Exhibits and Reports on Form 8-K                                    22

           Signatures                                                        25

           Financials                                                        F-1

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

         The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Annual Report ("Annual Report") on Form 10-KSB for the year ended August 31, 2000 (the "Form 10-KSB"). In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

DESCRIPTION OF SIMULATION SOFTWARE
         The types of simulation software produced by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical degradation, and absorption of orally dosed drug compounds in the human gastrointestinal tract, and with additional inputs, the blood plasma concentration-time history of the drug after it reaches the central blood circulation. The recently released optional PKPlus(TM) module for GastroPlus extends the analysis to fitting pharmacokinetic parameters for intravenously administered drugs. The Company's QMPRPlus(TM) program estimates the value of several important physicochemical characteristics of new drug-like molecules with only the structure of the molecule as input. The Company's award-winning FutureLab(TM) science experiment simulations for middle school and high school students incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc.).

         The development of simulation software involves identifying and understanding the underlying chemistry and physics of the processes to be simulated, breaking those processes down into the lowest practical level of individual sub-processes at which the behaviors can be well-represented mathematically, developing appropriate mathematical relationships/equations, and converting them into computer subroutines. The software subroutines representing these individual processes are then assembled into an overall simulation program, with appropriate coordination between modules and design of user-friendly inputs and outputs. The predictions of the program are then compared to known results in order to determine the validity of the model and to calibrate the simulation to produce a useful tool for predicting new results.

PHARMACEUTICAL SIMULATION SOFTWARE
--------------------------------------------------------------------------------

PRODUCTS:
         The Company's pharmaceutical software provides cost-effective solutions to a number of problems in pharmaceutical research as well as in the education of pharmacy and medical students. The Company's software products and services to date are focussed on the area of pharmaceutical research known as ADME (Absorption, Distribution, Metabolism, and Excretion). The Company released its first product, GastroPlus(TM), in August 1998 and received enthusiastic interest from researchers in large and small pharmaceutical companies, such as Astra-Zeneca, Bristol-Myers Squibb, Glaxo, Eli Lilly, Pfizer, Pharmacia, The Roche Group, Schering AG, Schering-Plough, ScriptGen, and SmithKline Beecham. The Optimization Module was released in November 1998 and the majority of new sales have since included this module, generating additional revenue. The program includes a variety of specialized analysis functions in addition to the basic absorption and pharmacokinetics simulation. The Parameter Sensitivity Analysis feature allows researchers to rapidly assess the importance of various physicochemical and formulation variables on the absorption and pharmacokinetic behavior of a drug. The Stochastic Simulation feature allows researcher to model the effects of statistically distributed values for a variety of physiological and other parameters over large populations.

         The Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), under which the Company was granted exclusive rights to TSRL's proprietary absorption simulation technology, including a database of measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. Under the terms of this agreement, the Company receives consulting assistance in the further development of the simulation model from TSRL staff, including Dr. Gordon Amidon (past President of the American Association of Pharmaceutical Scientists and world-renowned expert in drug absorption) and Dr. John Crison. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise in absorption modeling, combined with the Company's now well-developed and growing expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus becoming recognized as a unique simulation and analysis capability within the pharmaceutical industry. The Company is aware that other companies began to develop similar software, however, there has not been any significant direct competition for GastroPlus at this time.

         The Company released a new version of GastroPlus on November 7, 2000, which includes two additional optional modules, IVIV Correlation and PKPlus(TM). The IVIV Correlation Module provides IN VITRO-IN VIVO correlation capabilities to formulation researchers. IN VITRO-IN VIVO correlation in this context refers to the ability to determine the relationship between the concentration-time curve of a drug product in the blood in a human or an animal after an oral dose (IN VIVO) to the rate at which the same dose is observed to dissolve in a laboratory experiment (IN VITRO). PKPlus provides a means for pharmaceutical researchers to solve for the values of certain important pharmacokinetic parameters from blood concentration-time data taken after an intravenous injection or infusion of a drug product. The new version of GastroPlus also included the ability to simulate absorption and pharmacokinetics not only in human, but also in dog, cat, rat, mouse, and rabbit, making it useful in analyzing data from animal studies and thereby reducing the need for such studies by providing a predictive capabilities in those animals.

         The Company has developed and is now selling a companion program to GastroPlus called QMPRPlus(TM) (Quantitative Molecular Permeability Relationships). QMPRPlus takes as inputs the structures of molecules, and provides estimates for human effective permeability, octanol-water partition coefficient (logP), solubility, and diffusivity - all inputs required by GastroPlus. QMPRPlus thereby extends the utility of GastroPlus into early drug discovery, during which pharmaceutical companies may not have yet made many of the molecules that have been identified as potential drug candidates. By providing estimates of physicochemical properties from structure alone, QMPRPlus, coupled with GastroPlus, allows researchers to rank order large numbers of candidate compounds in terms of their potential for human intestinal absorption. Because pharmaceutical companies are dealing with millions of compounds per year, and because the area of ADME has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity.

         The first version of QMPRPlus loaded data in the form of 2-dimensional structures; however, the Company added the ability to deal with 3-dimensional structures and released an updated version on 12/06/99, the beginning of the second quarter of FY2000, increasing the molecular descriptors from less than 30 descriptors in the first version to 150 descriptors in the new version. The mathematical models have recently been upgraded again and now include more powerful artificial neural network (ANN) models for logP and solubility, which the Company believes are among the most accurate such models in the world.

         As of November 17, 2000, the Company's pharmaceutical software had been licensed to 30 research centers in 22 pharmaceutical and biotech companies in the U.S., Europe, and Japan, and a number of additional companies had indicated they were in the process of getting approvals to license one or more software products. In addition, the Company is in detailed discussions with several pharmaceutical companies regarding contract study services, customized software, or both. The Company recently competed for and won a contract with the Affymax subsidiary of Glaxo Wellcome to develop an extension to QMPRPlus in the form of a predictive model for the permeability of new chemicals in MDCK cells (canine kidney cells, used in IN VITRO experiments to determine the ability of molecules to permeate a cell layer). This model is expected to be completed before the end of calendar 2000, and will enhance the value of QMPRPlus to the Company's customers.

         The Company continues to develop the science of simulation and mathematical modeling for ADME-related research, and to add new and improved features to its software products to make them ever more powerful and vital to the pharmaceutical industry. Among the Company's goals in this area are to provide comprehensive, highly accurate simulations as well as related software and services that can save significant amounts of time and money in the development of new and improved pharmaceutical products, and to reduce the need for animal testing.

CONTRACT RESEARCH SERVICES:
         The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. The Company performed three study contracts for major pharmaceutical companies, and is currently in discussions with several for additional studies. These studies provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. Management expects the number and size of study contracts to continue to increase in the future.

PRODUCT DEVELOPMENT:
         In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus and QMPRPlus, as well as a third program called HelixGen(TM), which predicts the 3-demensional receptor structure of certain transmembrane proteins. The Company is also pursuing the development of another core product called DDDPlus(TM) (Dose Disintegration and Dissolution Plus), which will simulate the disintegration and dissolution of tablets and capsules in IN VITRO experiments.

Metabolism, Efflux and Transporter Module
-----------------------------------------
         The Metabolism, Efflux and Transporter Module will extend the simulation within GastroPlus to include greater detail for the effects of certain metabolic processes on drug molecules, the effects of certain proteins in intestinal cells that return ("efflux") a drug molecule to the intestinal contents, and the effects of certain other proteins that serve to move ("transport") some drug molecules rapidly into or through intestinal cells. Metabolism refers to the action of certain enzymes, present primarily within intestinal cells, blood, and liver, that changes a drug molecule either by cleaving part of it away or by adding other atoms to it. This effect usually renders a drug molecule ineffective, but sometimes can turn a molecule into a useful drug product after the original molecule (in this case called a "prodrug") has been absorbed. Efflux refers to a process wherein a drug molecule enters an intestinal cell, but is later returned to the interior of the intestine by an efflux protein. Transporter proteins are proteins which serve to carry a drug molecule rapidly into and/or through an intestinal cell, resulting in a significant increase in permeability. Metabolism, efflux and transport are all important processes for certain types of drug molecules, so there is considerable interest within the pharmaceutical industry in modeling (simulating) the mechanisms by which these processes occur during and subsequent to intestinal absorption of the drug molecules. The Company expects to release the Metabolism, Efflux and Transporter Module during the second quarter of fiscal year 2001.

HelixGen(TM)
------------
         HelixGen is a program that predicts the 3-dimensional geometry (i.e., the position of each atom) of a special class of proteins known as G-coupled transmembrane proteins. This type of protein serves as a channel for passage of certain molecules through the walls of nerve cells and other cells, and is a target for the majority of neurogenic drugs. Drugs that bind to these sites can prevent the flow of molecules into and out of the cell, and in so doing may relieve pain, reduce tremors, improve memory, or other such nerve-related functions. The ability to predict the geometry of these proteins will enable researchers to identify likely new drug molecules that could bind to these sites in the computer, prior to actually synthesizing molecules for experimental testing. During this fiscal year, development of HelixGen was postponed in order to focus on the improvements to GastroPlus and QMPRPlus described above. Development of the program is expected to resume in mid FY 2001.

DDDPlus(TM)
-----------
         The Company initiated the Consortium for Dissolution Prediction in April 2000. The purpose of this consortium is to develop a predictive software simulation called DDDPlus, which will simulate the disintegration and dissolution of tablets and capsules in an IN VITRO (laboratory) experiment. The Company has received indications of interest in joining this consortium from several companies, and is continuing to pursue its formation. Initial computer program development was begun in early calendar 2000, but has been on hold because of higher priorities with GastroPlus and QMPRPlus. Work on both the Consortium for Dissolution Prediction and the DDDPlus program are expected to resume in late calendar 2000 or early 2001. The CEO of the Company made an invited presentation directly related to this area of technology at the Dissolution Testing conference in the Washington, D.C., area on November 30-December 1, 2000.

MARKETING AND DISTRIBUTION:
         The Company markets its pharmaceutical simulation software products, and research services based on its simulations, to pharmaceutical and biotech companies, and to the research companies that serve them, through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, and through its web pages on the Internet. The Company is building an in-house sales and marketing team for its products and services and will also explore sales and marketing agreements with firms that provide research services and equipment that are complementary to the Company's existing and proposed (i.e., in development) pharmaceutical products and services. The Company also uses its web pages on the Internet for such activities as providing product information, providing software updates, and as a forum for user feedback and information exchange. The Company plans to explore distribution through university bookstores for the Academic version of GastroPlus for students in pharmacy and medicine.

         In August 1998, the Company signed a distribution agreement with Teijin Systems Technology Ltd. (TST), a division of Teijin Limited of Tokyo, Japan. Under the terms of the agreement, TST received exclusive distribution rights to Simulations Plus' GastroPlus(TM) and QMPRPlus(TM) software for pharmaceutical research and education in Japan. Sales in Japan increased approximately 210% during fiscal 2000 over such sales in fiscal 1999, accounting for approximately 10% of all pharmaceutical software revenues.

PRODUCTION:
         The Company's major products are designed and developed by its development team at its Lancaster, California facility. The chief materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house. Robotic CD burner technology along with in-house graphic art and engineering talent enable the Company to run its production in the most cost efficient way.

COMPETITION:
         In providing simulation-software-based screening, testing and research services to the pharmaceutical industry, and in marketing simulation software for these purposes, the Company competes against a number of established companies that provide screening, testing and research services and products to these industries that are not based on simulation software. The Company's competitors in this field include companies with financial, personnel, research and marketing resources that are greater than those of the Company. While management believes there is currently no significantly competitive product to GastroPlus or QMPRPlus, competition can be expected at some time in the future.

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

         The Company is not aware of any significant competition in the area of gastrointestinal absorption simulation. The Company is aware of one other company called Trega (with a subsidiary called Navicyte) that offers an absorption simulation. Information obtained by the Company indicates that this simulation is not simply a software product for sale, but rather is incorporated into larger development and experimental efforts as part of a consortium approach. Information obtained by the Company indicates that Navicyte has seven customers, of which three have since licensed GastroPlus(TM), and a fourth has requested a quotation for a large multi-unit order. The remaining two are in the process of evaluating GastroPlus at the time of this writing.

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

EDUCATIONAL SIMULATION SOFTWARE
--------------------------------------------------------------------------------

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

PRODUCT DEVELOPMENT:
         In the area of educational simulations, the Company decided to freeze R&D activities after finishing the latest title, TITRATION FOR CHEMISTRY. Current sales from FutureLab, while steady and showing some signs of increasing, are not sufficient to provide support for continued development of educational software.

MARKETING AND DISTRIBUTION:
         The Company markets its science experiment simulation software products through software resellers and its Internet web page. As of August 1999, the Company reduced its marketing efforts in this area in order to concentrate more of its resources on the pharmaceutical software market. The Company is relying on its resellers to provide the majority of the marketing and sales efforts for its educational software products. FutureLab sales have continued through these distributors.

PRODUCTION:
         The Company's educational software products were designed and developed by its development team at its Lancaster, California facility. The chief materials and components used in simulation software products include CD-ROMs and instruction books which are produced in-house by the Company's personnel.

COMPETITION:
         The educational software industry in which the Company operates is competitive. The Company competes against publishers and suppliers of textbook educational materials that have been, and will continue to be, the primary educational resource used in these markets. The Company also competes against educational software publishers who provide software products that are interactive, but most are not true simulation software. Most educational software publishers compete in the grades below 9th grade, addressing primarily reading and math skills. The Company competes primarily in the middle school, high school, and college markets addressing primarily science and math subjects. A smaller number of software publishers are addressing these markets, although existing competitors may broaden their product lines to these markets, and additional competitors may enter these markets.

         The Company is aware of several companies publishing various types of educational simulation software including HyperCube, Glencoe, Corel, Logal Educational Software and Systems, and Knowledge Revolution. Logal was the only company of which the Company is currently aware that is producing a range of educational simulation software that competes directly with the Company's current and planned educational simulation software products. Logal has gone out of business and its software is now sold by Riverdeep Group plc of Dublin, Ireland and Cambridge, Massachusetts. The Company expects that high school and college science and math textbook publishers and other companies may also be developing simulation software products and that additional competitors may enter this field. Information gathered by the Company at conferences for science teachers and school administrators indicates that these customers and potential customers prefer the Company's products over those offered by others almost unanimously, at least for those titles which have been released by the Company to date.



DISABILITY PRODUCTS
--------------------------------------------------------------------------------

PRODUCTS:
         The Company's wholly owned subsidiary, Words+, Inc. has been in business since 1981. Words+ is a technology leader in designing and developing augmentative and alternative communication (AAC) computer software and hardware devices for persons who cannot speak due to physical disabilities. Words+ also produces computer access products that enable physically disabled persons to operate a personal computer as well as to communicate, through movements as slight as the blink of an eye. Words+ developed and produces the software for the computerized communication system used by world-famous theoretical astrophysicist Professor Stephen Hawking, Lucasian Professor of Mathematics at the University of Cambridge in England, and the author of the best-selling book A BRIEF HISTORY OF TIME. Words+ markets its products throughout the United States and to other countries through a direct sales staff and independent dealers and resellers. Words+ introduced a fully integrated, portable, lightweight personal-computer-based communication system that is meeting favorable market acceptance.

E Z Keys for Windows(TM)
------------------------
         One of the Company's primary software products is E Z KEYS FOR WINDOWS ("E Z KEYS(TM)"), which is a program that operates on a Windows-based personal computer. When coupled with specially-designed input devices, E Z KEYS enables even severely physically disabled persons to operate a personal computer, to generate voice messages through a voice synthesizer, and to operate most Windows-based software application programs. Input motion by the user can be through a standard keyboard, joystick, or mouse, or it can be as slight as the blink of an eye, or even simple eye movement by persons who cannot blink. E Z KEYS is one of the two Words+ programs used by Professor Stephen Hawking for computer access and communication. In May 1997, the Company released E Z KEYS FOR WINDOWS 95, the current version of which is also compatible with Windows 98.

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

Freedom 2000
------------
         Words+ released a new communication system called Freedom 2000 in February 1999. It allows persons with disabilities who read at a second-grade level and above to speak and write through alternative input methods (rather than traditional keyboard and mouse). Freedom 2000 with E Z KEYS gives the users the ability not only to speak and write, but also to play games and control various items in their environment, such as TV's and telephones. High level users are also able to deliver lectures to large groups, use the Internet, and send e-mail. A lighter weight version of the Freedom 2000, called Freedom 2000 LITE, was introduced in October 1999. Although it has a smaller display, the 4.0 lb Freedom 2000 LITE is more attractive to ambulatory users than the 8.0 lb Freedom 2000.

TuffTalker(TM)
--------------
         The Company recently introduced the TuffTalker, a new device that replaces the PegasusLITE, which was discontinued when Epson, the manufacturer of the personal computer upon which it was based, ceased production of the computer. The PegasusLITE previously accounted for about 15% of the company's revenues, which decreased during the past fiscal year after its discontinuance. The Company searched for nearly a year before a suitable replacement was found in a new touch tablet computer from Panasonic. The Company announced the TuffTalker in July 2000 and is enjoying strong initial sales of the device in the first quarter of fiscal 2001.

MessageMate
-----------
         The Company produces a series of products called MessageMates, which are hand-held, dedicated communication devices that store recorded speech or sound on integrated circuit chips. The user plays these recorded sounds by touching one of the keys on the membrane keyboard if they are able to use a keyboard, or by using a switch (such as the IST Switch described below) and scanning to select a position on the keyboard. MessageMates are small, lightweight (1 to 1.75 lbs.), easy-to-use communication devices with up to ten minutes of recorded messages. In production since 1992, they are known for their extremely rugged design and long battery life, and sales have increased year after year. The MessageMate 20 holds twenty messages, the MessageMate 40 holds forty messages, the Multi-Level MessageMate holds up to 144 messages, and the Mini-MessageMate holds eight messages. Since MessageMates use recorded messages and sounds, they can be used in any language. The Company has significant sales of MessageMate in foreign markets, including Japan, and sales of MessageMates in foreign markets are increasing.

         In December 1999, the Company completed the development of and released a new Message Builder feature for the MessageMate, which is an enhancement of the existing MessageMate product. It enables users to select prerecorded words or phrases one at a time, and then plays the entire message formed by them.

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

Miscellaneous
-------------
         Words+ also sells a number of other miscellaneous and peripheral devices, some of which it designs and produces and others it buys and resells. These include:

         o Micro CommPac - Company-designed and produced communication hardware package designed for use with a notebook computer that provides switch interface and audio amplification.
         o U-Control - Wireless infrared remote control device that allows the user to control functions and appliances in the home and work environment such as lights, stereo and television equipment, and other appliances.
         o Simplicity Wheelchair Mount - Company-designed and produced wheelchair mount for portable computers and other devices.

PRODUCT DEVELOPMENT:
         The Company believes it has been an industry technology leader for nearly 20 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. The Company will continue to enhance its major software products, E Z KEYS and TALKING SCREEN, as well as its growing line of hardware products. The Company will also consider acquisitions of other products, businesses and companies that are complementary to its existing augmentative and alternative communication and computer access business lines.

MARKETING AND DISTRIBUTION:
         The Company markets augmentative and alternative communication products through a network of employee representatives and independent dealers and resellers.

         At the present time the Company has twenty eight sales representatives worldwide: three salary/commission salespersons - two in California and one in Maryland, nine independent dealers and four independent resellers in the U.S., and twelve sales representatives overseas - four in Australia, and one each in Canada, England, Norway, The Netherlands, New Zealand, Japan, Finland and Malaysia. The Company also has four inside sales/support persons who answer telephone inquiries on the Company's 800 line and who provide technical support. Additional outside sales persons and independent dealers and resellers are being actively recruited at this time.

         The Company directs its marketing efforts to speech pathologists, occupational therapists, rehabilitation engineers, special education teachers, disabled persons and relatives of disabled persons. The Company maintains a mailing list of over 37,000 persons made up of these professionals, consumers and relatives and mails various marketing materials to this list. These materials include the Company's catalog of products and announcements regarding new and enhanced products.

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

         The Company estimates that for approximately 50% of its sales of augmentative and alternative communication software and hardware, some or all of the purchase price is provided by third parties such as Medicaid, school special education budgets, private insurance or other governmental or charitable assistance. The Company was recently advised that Medicare will begin providing coverage of augmentative communication devices on January 1, 2001, and that approximately 50,000 people in need of AAC technology will be eligible for such coverage.

         The Company's personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing the Company's products. No assurances can be given that such third party support will continue to be available for the purchase of the Company's products.

PRODUCTION:
         Disability software products are either loaded onto hard drives by the Company or copied to diskettes or CD-ROM, which is performed in-house. Microprocessors that are part of dedicated devices are purchased by the Company and incorporated into its products by the Company. Most software customers buy their notebook personal computers from the Company, which the Company purchases at wholesale prices and resells at a markup. Cases, printed circuit boards, labels and other components of products such as MessageMate and CommPac are designed by the Company. The Company outsources the extrusion, machining and manufacturing of certain components. All final assembly and testing are done by the Company at its facility.

         The Company's products are shipped from its Lancaster, California facility either directly to the customer or to the salesperson, dealer or reseller. The outside salesperson, dealer or reseller either delivers the product or visits the customer after delivery to provide training.

COMPETITION:
         The AAC industry in which the Company operates is highly competitive and some of the Company's competitors have greater financial and personnel resources than the Company. The industry is made up of six major competitors including the Company, and a number of smaller ones. The Company believes that the five other major competitors each have revenues ranging from $3 Million to $20 Million, so that there are no large companies in this industry. Two of these companies primarily produce personal-computer-based software systems for Apple Macintosh and the others produce dedicated communication devices and/or paper products.

         The Company believes that the competition in this industry is based primarily on the quality of products, quality of customer training and technical support, and quality and size of sales forces. Price is a competitive factor but the Company believes price is not as important to the customer as obtaining the product most suited to the customer, along with strong after-sale support. The Company believes that it is a leader in the industry in developing and producing the most technologically advanced products and in providing quality customer training and technical support. The prices of the Company's products are among the highest in the industry and the Company has one of the smallest sales forces and dealer networks in the industry. The Company believes it is positioned to continue to be a leader in the development and production of the highest quality technology and that it will be able to develop one of the strongest sales forces in the industry by increasing the number of sales representatives or distributors. The Company believes that the sales of its products can increase significantly due to these factors and the expected continuing expansion of the size of this market. However, there are few barriers to entry in the form of proprietary or patented technology or trade secrets in this industry. While the Company believes that cost of product development and the need for specialized knowledge and experience in this industry would present some deterrence for new competition, other companies may enter this industry, including companies with substantially greater financial resources than the Company. Furthermore, companies already in this industry may increase their market share through increased technology development and marketing efforts.

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

MARKETING AND DISTRIBUTION:
         The Company is currently selling the program itself through a variety of Internet channels, including its own web site (www.abbreviate.cc), and through distributors. The Company is also contacting large software manufacturers and distributors in an effort to secure distribution agreements for Abbreviate!.

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


TRAINING AND TECHNICAL SUPPORT
--------------------------------------------------------------------------------

         The Company believes customer training and technical support are important factors in customer satisfaction for its pharmaceutical and disability products and the Company believes it is an industry leader in providing customer training and technical support. For pharmaceutical software, the Company provides in-house seminars at the customer's site to demonstrate GastroPlus and QMPRPlus. During FY 1999 and 2000, the company delivered such seminars in numerous locations around the world. The Company has delivered a series of seminars in Japan to over 150 scientists from over 40 different companies. The Company also conducted on-site seminars to many hundreds of scientists at approximately 55 pharmaceutical and related research companies in the U.S. and Europe. These seminars serve as initial training in the event the potential customer decides to license the software. Strong technical support is provided after the sale in the form of in-house training at customer's cost, telephone, fax, and e-mail assistance to users, as well as an ongoing process of software upgrades to ensure the product remains at the cutting edge of technology. Software licenses are on an annual basis, and include all upgrades to the modules licensed by the customer during the license year.

         For Disability Products, the Company's salesperson, dealer or reseller provides initial training to the customer for full systems -- typically two to four hours. This training is typically provided not only to the user of the product but also to the person's speech pathologists, teachers, parents and others who will be helping the user. This initial training for the purchase of full systems is usually provided as a part of the price of the product. The Company and its dealers charge a fee for additional training and service calls.

         Technical support for both Simulation Software and Disability Products is provided by the Company's inside sales and support staff based at its headquarters facilities in Lancaster, California. The Company provides no-charge toll telephone support offering unlimited toll-free numbers in the U.S. and Canada, and E-mail support for all of its simulation software and disability products.


EMPLOYEES
--------------------------------------------------------------------------------

         As of August 31, 2000, the Company employed 33 full-time and 4 part-time employees, including 8 in research and development, 7 in marketing and sales, 12 in administration and accounting, 9 in production and 1 in repair. Four current employees hold Ph.D.'s, one is a Pharm. D./M.S., and one is a Ph.D. candidate in their respective science or engineering disciplines and three additional employees hold Master's degrees. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain qualified personnel. The competition for such personnel in the augmentative and alternative communication device and computer software industry is intense. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.


                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company moved its office location from Palmdale, California to Lancaster, California in July 1999, expanding its office space from approximately 11,800 square feet to approximately 15,600 square feet. The lease on the office space currently occupied by the Company will expire in August 2001. The Company is provided two (2) two (2) year Options to Renew term with not less than three months prior written notice of its intention to exercise these options. The Company realized a savings of approximately $40,000 per year through the lease it negotiated on this new property.


                            ITEM 3. LEGAL PROCEEDINGS

         While the Company may from time to time be involved in various claims, lawsuits or disputes with third parties, the Company is not a party to any significant litigation and is not aware of any significant pending or threatened litigation against the Company.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

         ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock began trading on the Nasdaq SmallCap Market ("Nasdaq") on June 18, 1997 under the symbol "SIMU". At the closing on July 2, 1999, the Company's Common Stock was delisted from Nasdaq and is currently traded on the OTC Bulletin Board. According to records of the Company's transfer agent, the Company had about 60 stockholders of record and 800 beneficial owners as of August 31, 2000. The following table sets forth the low and high sale prices for the Common Stock as reported by Nasdaq, and, subsequent to delisting, on the OTCBB, for each of the last two fiscal years. The quotations quoted for the over the counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company has not paid dividends on its common stock. The Company currently intends to retain its earnings for future growth, therefore does not anticipate paying any cash dividends in the foreseeable future. Any further determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend among other things, on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.


                                                                       LOW SALES PRICE  HIGH SALES PRICE
                                                                       ---------------  ----------------
         Fiscal 2000:
                  Quarter ended August 31, 2000.........................    1.625            2.625

                  Quarter ended May 31, 2000............................    2.250            5.187

                  Quarter ended February 29, 2000.......................    1.850            3.687

                  Quarter ended November 30, 1999.......................    1.500            2.500

         Fiscal 1999:
                  Quarter ended August 31, 1999.........................    1.500            2.750

                  Quarter ended May 31, 1999............................    2.375            3.750

                  Quarter ended February 28, 1999.......................    0.875            4.000

                  Quarter ended November 30, 1998.......................    1.000            2.375

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2000 ("FY2000"), August 31, 1999 ("FY99") and August 31, 1998 ("FY98").

                                                                           Year Ended August 31,
------------------------------------------------- ------------------------------------------------------------------------
                                                          2000                     1999                     1998
------------------------------------------------- ---------------------- ------------------------- -----------------------
   Net sales                                         $3,629      100.0%       $3,467       100.0%      $2,645      100.0%
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Cost of sales *                                    1,423        39.2        1,797         51.8       1,850        69.9
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Gross Profit                                       2,206        60.8        1,670         48.2         795        30.1
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Selling, general, and administrative *             2,143        59.0        2,160         62.3       2,589        97.9
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Research and development                             300         8.3          219          6.3         390        14.7
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Total operating expenses                           2,443        67.3        2,379         68.6       2,979       112.6
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Income (loss) from operations                      (237)       (6.5)        (709)       (20.4)     (2,184)      (82.5)
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Income from grant                                      -           -          150          4.3         150         5.7
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Interest income                                        -           -            5          0.1          58         2.2
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Interest expense                                    (22)       (0.6)         (21)        (0.6)        (16)       (0.6)
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Gain on disposal of furniture & equip.                 3         0.1            -            -           -           -
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Loss on investment, at equity                          -           -            -            -        (75)       (2.8)
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Provision for (benefit from) income taxes              2         0.1            2          0.1           2         0.2
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Net income (loss)                                  (258)      (7.1)%        (577)      (16.6)%     (2,069)     (78.2)%
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------

o The Company reclassified royalty expense and freight-out expense as a part of cost of sales starting with FY2000. Royalty expenses ($67,000 in FY99 and $13,000 in FY98) and freight-out expenses ($81,000 in FY99 and $81,000 in FY98) are restated reflecting this change in order to provide a fair comparison between fiscal years.



FY2000 COMPARED WITH FY99
--------------------------------------------------------------------------------

NET SALES
---------
         Net sales for FY2000 increased by $162,000 or 4.7%, to $3,629,000 compared to $3,467,000 for FY99. Simulations Plus, Inc.'s sales from Pharmaceutical and educational software increased approximately $474,000, or 102.8%, and Words+, Inc.'s sales decreased approximately $312,000, or 10.4% for the year. Management attributes the increase in consolidated net sales to the significant sales increase in Pharmaceutical software in FY2000 compared with FY99 in which the first sales were launched. Pharmaceutical software sales contributed over 300% of the total increase in consolidated sales for the year. This continuous growth in pharmaceutical sales was offset by a reduction of sales from Words+, Inc., its subsidiary. The decrease in Words+ sales is due primarily to the discontinuation of the Pegasus LITE(TM) because of the lack of key components. The Company announced the advanced replacement called TuffTalker(TM) in the last quarter of FY2000 and its initial sales began in September 2000.

COST OF SALES
-------------
         The consolidated cost of sales for FY2000 decreased by $374,000 or 20.8% to $1,423,000 from $1,797,000 in FY99. As a percentage of sales, cost of sales was 39.2% for FY2000, compared to 51.8% for FY99, indicating a 12.6% decrease. For Simulations Plus, cost of sales decreased $153,000, or 34.4%, of which the significant portion of cost of sales is the systematic amortization of capitalized software development costs, which resulted in a 54.4% decrease in amortization cost. The Company's amortization expenses for the capitalized software development costs relating to educational software were none in FY2000 as compared to $267,000 in FY99. Although there was an increase in royalty expense due to the agreement between the Company and TSRL to pay royalties on GastroPlus sales, reductions in amortization costs outweighed increases in royalty expense. For Words+, the cost of sales decreased $221,000, or 16.3%. Management attributes the reduction in cost of sales between FY2000 and FY99 to a decline in amortization costs and large volume sales on higher margin products, which outweighed an increase in labor and production supply.

GROSS PROFIT
------------
         The consolidated gross profit increased $536,000, or 32.1%, to $2,206,000 in FY2000 from $1,670,000 in FY99. Management attributes the 12.6% increase in gross profit margin from 48.2% in FY99 to 60.8% in FY2000 primarily to the increase in net sales combined with the decline in cost of goods sold, particularly in amortization cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
         Selling, general and administrative expenses for FY2000 decreased by $17,000, or 0.8% to $2,143,000, compared to $2,160,000 for FY99. For Simulations
Plus, the selling, general and administrative expenses increased $19,000, or 2.6% primarily due to an increase in selling expenses, such as travel, trade conference expense and commission expense, however these increases are offset by a decrease in legal fees. All other expenses were maintained fairly constant. For Words+, expenses decreased $36,000, or 2.5%, due to reductions in the employee field sales force and their payroll-related expenses, reducing trade shows and travel expenses, while expanding independent dealers and resellers nationwide. These reductions outweighed increases in other expenses such as commissions to independent sales representatives and catalog printing costs. All other overhead expenses remained relatively constant.

RESEARCH AND DEVELOPMENT
------------------------
         The Company incurred approximately $432,000 of research and development costs for both companies during FY2000. Of this amount, $132,000 was capitalized and $300,000 was expensed. For FY99, the Company incurred approximately $415,000 of research and development costs, of which approximately $196,000 was capitalized and approximately $219,000 was expensed. The 4.1% increase in research and development expenditure from FY99 to FY2000 was due to additions to staff and increases in salaries.

LOSS FROM OPERATION
-------------------
         During FY2000, the Company incurred a loss of approximately $237,000 as compared to a loss of $709,000 for FY99. Management attributes the reduction in net loss from operations to a combination of increased sales, decreased cost of sales, and more efficient operations as reflected in reduced selling, general and administrative expenses.

INCOME FROM GRANT
-----------------
For FY2000, the Company did not receive any grant income. For FY99 the Company received the final $150,000 of a $300,000 Phase II SBIR grant from the National Science Foundation to develop software to allow physically-disabled students to perform simulated laboratory experiments on a computer. This grant resulted in the development of our FutureLab educational software.

INTEREST INCOME
---------------
         Interest income for FY2000 decreased to $0 from $5,000 in FY99. This decrease is primarily due to the interest earned on investment activities in commercial notes through a highly qualified financial institution being reduced because portions of the Company's capital resources were used in the Company's operations.

INTEREST EXPENSE
----------------
         Interest expense for FY2000 increased to $22,000, or 4.8%, from $21,000 in FY99. This slight increase is primarily due to interest charges incurred for the Company's revolving line of credit and interest on capitalized lease obligations.

GAIN ON DISPOSAL OF FURNITURE & EQUIPMENT
-----------------------------------------
         Gain on disposal of furniture & equipment for FY2000 was $3,000 while there was no such gain in FY99. During FY2000, the Company claimed a loss of stolen computers to our insurance company, and the results of proceeds less depreciated book value resulted in this gain of $3,000.

INCOME TAXES
------------
         Income taxes were $1,600 for FY2000 as well as FY99. This represents the minimum corporation tax in the state of California for the two companies.

NET LOSS
--------
         Net loss for FY2000 decreased $319,000, or 55.3%, to a net loss of $258,000, compared to the net loss of $577,000 for FY99. Management attributes this decline primarily to increases in sales, decreases in cost of sales, and more efficient operations as evidenced in decreases in selling, general and administrative expenses which outweighed the increases in research and development expenses compared to FY99.


FY99 COMPARED WITH FY98
--------------------------------------------------------------------------------

NET SALES
---------
         Net sales for FY99 increased by $822,000 or 31.1%, to $3,467,000 compared to $2,645,000 for FY98. Simulations Plus, Inc.'s sales from Pharmaceutical and educational software increased approximately $400,000, or 649.2%, and Words+, Inc.'s sales increased approximately $422,000, or 16.3% for the year. Management attributes the increase in consolidated net sales to the first sales from Pharmaceutical software launched in FY99, and to increased sales from Words+, Inc., its subsidiary. Pharmaceutical software sales contributed over 45% of the total increase in consolidated sales for the year. The increase in Words+ sales is due primarily to its Multi-Level MessageMate and Freedom 2000 communication products being well received by the marketplace. The Company has noticed a steady increase in Words+ orders that began in February 1999 and continues through the end of FY99.

COST OF SALES
-------------
         The consolidated cost of sales for FY99 decreased by $53,000 or 2.9% to $1,797,000 from $1,850,000 in FY98. As a percentage of sales, cost of sales was 51.8% for FY99, compared to 69.9% for FY98, indicating an 18.1% decrease. For Simulations Plus, cost of sales decreased $40,000, or 8.3%, of which the significant portion of cost of sales is the systematic amortization of capitalized software development costs, which resulted in a 19.2% decrease in amortization cost. The Company expensed $183,000 of capitalized software development costs relating to educational software in FY99 and $350,000 in FY98. There will be no further write off against revenue generated from the sales of educational software starting from FY2000. A significant increase in royalty expense was experienced due to the agreement between the Company and TSRL to pay royalties on GastroPlus sales; however, reduction in amortization cost outweighed the increase in royalty expense. For Words+, the cost of sales decreased $13,000, or 1.0%. Management attributes the reduction in cost of sales between FY99 and FY98 to a decline in amortization costs and labor costs, which outweighed an increase in material and warranty costs.

GROSS PROFIT
------------
         The consolidated gross profit increased $875,000, or 110.1%, to $1,670,000 in FY99 from $795,000 in FY98. Management attributes the 18.1% increase in gross profit margin from 30.1% in FY98 to 48.2% in FY99 primarily to the increase in net sales combined with the decline in cost of goods sold, particularly in amortization cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
         Selling, general and administrative expenses for FY99 decreased by $429,000, or 16.6% to $2,160,000, compared to $2,589,000 for FY98. As a percentage of net sales, selling, general and administrative expenses decreased by 35.6% to 62.3% in FY99 from 97.9% in FY98. For Simulations Plus, the selling, general and administrative expenses decreased $187,000, or 20.0% primarily due to the downsizing of educational software development activities as the Company reduced staff, significant reduction in educational software marketing expenses, and other associated overhead costs. Another large reduction was realized in facility lease expense after the Company moved to its current location in July 1999. For Words+, expenses decreased $242,000, or 14.0%, due to reductions in the employee field sales force and their payroll related expenses, reducing trade shows and travel expenses, reducing marketing cost by consolidating the management of two companies' marketing departments into one person, and reducing advertising and newsletter printing costs. These reductions outweighed increases in other expenses such as commissions to independent sales representatives, utilities and royalties.

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


SEASONALITY
--------------------------------------------------------------------------------

         Sales of the Company's disability products exhibit no discernable seasonal fluctuation. The following table sets forth net sales information for each of the Company's last 12 calendar quarters. In each of the last three years, the highest quarters and the lowest quarters have been in three different quarters. This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-KSB and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period.

                                    Net Sales

--------------------------- -------------- ------------- -------------- -------------- -------------
                                First         Second         Third         Fourth         Total
FY                             Quarter       Quarter        Quarter        Quarter
--------------------------- -------------- ------------- -------------- -------------- -------------
                                                        (in thousands)
--------------------------- -------------- ------------- -------------- -------------- -------------
2000......................        814         1,092            743            980         3,629
--------------------------- -------------- ------------- -------------- -------------- -------------
1999......................        881           778            929            879         3,467
--------------------------- -------------- ------------- -------------- -------------- -------------
1998......................        543           560            730            812         2,645
--------------------------- -------------- ------------- -------------- -------------- -------------

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


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, accruing and not paying full salaries to certain executive officers and managers, and the remaining proceeds from the Company's initial public offering.

         The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The interest rate was 12.5% at August 31, 2000 and 11.0% at August 31, 1999. At August 31, 2000, the outstanding balance under the revolving line of credit was approximately $99,000, and at August 31, 1999, the outstanding balance under the revolving line of credit was $90,000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

         Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries are being accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position. As of this time, only the Company's CEO and CFO are receiving reduced salaries, with the unpaid amounts being accrued. As of August 31, 2000, the amount of accrued and unpaid salaries due to the Company's executive officers was $298,000.

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

         In order to maintain quotation of its securities on the Nasdaq SmallCap Market ("Nasdaq"), the Company has to maintain certain minimum financial requirements. As of August 31, 1998 the Company ceased to meet one of the requirements for continued listing, namely the Company's net tangible assets as of August 31, 1998 were $1,284,000 which was below the $2,000,000 required by the Nasdaq. On July 2, 1999, the Company was informed that its securities were being delisted from the Nasdaq effective at the close of business on July 2, 2000 because the Company did not meet the requirements for continued listing on Nasdaq. Accordingly, trading in the shares of the Company's Common Stock is now conducted on the Nasdaq's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities may be impaired, not only in the number of securities which can be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the new media's coverage of the Company, and lower prices for the Company's securities than otherwise may be attained.

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


                          ITEM 7. FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this Form 10KSB (see pages F-1 - F-21.)


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 9 is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") for its 2001 annual shareholders' meeting.


                         ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference from the Company's Proxy Statement for its 2001 annual shareholders' meeting.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference from the Company's Proxy Statement for its 2001 annual shareholders' meeting.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12, which is incorporated by reference from the Company's Proxy Statement for its 2001 annual shareholders' meeting.


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

10.9     Promissory Note made by the Registrant in favor of Fernando Zamudio (1)
10.10 Warrant to purchase 100,000 shares of Common Stock of the Registrant issued to Fernando Zamudio (1)
10.11 Employment Agreement by and between the Registrant and Walter S. Woltosz (1) +
10.12    Performance Warrant Agreement by and between the Registrant and Walter
         S. Woltosz + Virginia E. Woltosz (2) +
10.13 Software Acquisition Agreement by and Between the Registrant and Michael B. Bolger (1)
10.14 Sublease Agreement dated May 7, 1993 by and between the Registrant and Westholme Partners (along with Consent to Sublease and master lease agreement) (1)
10.15 Lease Agreements dated August 22, 1996 by and between Words+, Inc. and Abbey-Sierra LLC (1)
10.16 Form of 10% Amended and Restated Promissory Note issued in connection with the Registrant's Private Placement (2)
10.17 Form of Subscription Agreement relative to the Registrant's Private Placement (1)
10.18    Form of Lock-Up Agreement with Bridge Lenders (2)
10.19    Form of Indemnification Agreement (1)
10.20    Form of Lock-Up Agreement with the Woltosz' (2)
10.21 Letter of Intent by and between the Registrant and Therapeutic Systems Research Laboratories (1)
10.22 Form of Representative's Warrant to be issued by the Registrant in favor of the Representative (2)
10.23    Form of Warrant issued to Bridge Lenders (2)
10.24 License Agreement by and between the Registrant and Therapeutic Systems Research Laboratories (3)
10.25    Grant Award Letter from National Science Foundation (4)
10.26    Distribution Agreement with Teijin Systems Technology LTD. (4)
10.27 Lease Agreements by and between Simulations Plus, Inc. and Martin Properties, Inc. (4)
10.28 Software OEM Agreement for Assistive Market Developer by and between Words+, Inc. and Digital Equipment Corporation. (4)
10.29    Purchase Agreement by and between Words+, Inc. and Epson America, Inc.
         (4)
10.30    License Agreement with Absorption Systems, LP. (5)
10.31    Service contract with The Kriegsman Group. (5)
10.32    Letter of Engagement with Banchik & Associates. (5)
10.33    Letter of Intent for Cooperative Alliance with Absorption Systems, LP.
         (5)
10.34 OEM/Remarketing Agreement between Words+, Inc. and Eloquent Technology, Inc. (6)
27.1     Financial Data Schedule (6)

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

(5) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1999.

(6)      Filed herewith.

+        Management Contract or Compensatory Plan.


(b)      Reports on Form 8-K

         None.

         SIGNATURES

         In accordance with Section 13or15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on December 14, 2000.

                                           SIMULATIONS PLUS, INC.


                                           By /s/ Momoko A. Beran
                                              -----------------------------
                                                  Momoko A. Beran
                                                  CHIEF FINANCIAL OFFICER


         In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on December 14, 2000.


        SIGNATURE                                           TITLE


/s/ Walter S. Woltosz                         Chairman of the Board of Directors
-----------------------------                 and Chief Executive Officer
    Walter S. Woltosz


/s/ Virginia E. Woltosz                       Vice President, Secretary and
-----------------------------                 Director of the Company and Words+
    Virginia Woltosz


/s/ Dr. David Z. D'Argenio                    Director and Consultant to the
-----------------------------                 Company
    Dr. David Z. D'Argenio


/s/ Dr. Richard Weiss                         Director
-----------------------------
    Dr. Richard Weiss


/s/ Momoko A. Beran                           Chief Financial Officer of the
-----------------------------                 Company
    Momoko A. Beran

                             SIMULATIONS PLUS, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            AUGUST 31, 2000 AND 1999

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                        F-2 - F-3

     Consolidated Statements of Operations                                 F-4

     Consolidated Statements of Shareholders' Equity                       F-5

     Consolidated Statements of Cash Flows                             F-6 - F-7

     Notes to Consolidated Financial Statements                       F-8 - F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Simulations Plus, Inc.


We have audited the accompanying consolidated balance sheet of Simulations Plus, Inc. (a California corporation) and subsidiary as of August 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulations Plus, Inc. and subsidiary as of August 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended August 31, 2000 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 25, 2000

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                       $   37,535
     Accounts receivable, net of allowance for
       doubtful accounts of $13,337                                     542,569
     Inventory                                                          158,317
                                                                     -----------

              Total current assets                                      738,421

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $1,340,354                        549,773
FURNITURE AND EQUIPMENT, net                                            125,868
OTHER ASSETS                                                             51,778
                                                                     -----------

                  TOTAL ASSETS                                       $1,465,840
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                                 $    99,081
     Accounts payable                                                   239,058
     Accrued payroll and other expenses                                 509,046
     Accrued warranty and service costs                                  44,020
     Deferred revenue                                                    38,868
     Current portion of capitalized lease obligations                    14,839
                                                                    ------------

         Total current liabilities                                      944,912

CAPITALIZED LEASE OBLIGATIONS, net of current portion                    34,860
                                                                    ------------

              Total liabilities                                         979,772
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                     -
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,385,831 shares issued and outstanding                          3,386
     Additional paid-in capital                                       4,632,278
     Accumulated deficit                                             (4,149,596)
                                                                    ------------

              Total shareholders' equity                                486,068
                                                                    ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 1,465,840
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE YEARS ENDED AUGUST 31,

--------------------------------------------------------------------------------


                                                         2000           1999
                                                     ------------   ------------

NET SALES                                            $ 3,629,551    $ 3,466,805

COST OF SALES                                          1,423,391      1,797,064
                                                     ------------   ------------

GROSS PROFIT                                           2,206,160      1,669,741
                                                     ------------   ------------

OPERATING EXPENSES
     Selling, general, and administrative              2,142,948      2,160,274
     Research and development                            299,875        218,514
                                                     ------------   ------------

         Total operating expenses                      2,442,823      2,378,788
                                                     ------------   ------------

LOSS FROM OPERATIONS                                    (236,663)      (709,047)
                                                     ------------   ------------

OTHER INCOME (EXPENSE)
     Interest income                                         382          5,388
     Income from grant                                         -        150,000
     Interest expense                                    (22,327)       (21,406)
     Gain on disposal of furniture and equipment           2,606              -
                                                     ------------   ------------

         Total other income (expense)                    (19,339)       133,982
                                                     ------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (256,002)      (575,065)

PROVISION FOR INCOME TAXES                                 1,600          1,600
                                                     ------------   ------------

NET LOSS                                             $  (257,602)   $  (576,665)
                                                     ============   ============

BASIC LOSS PER SHARE                                 $     (0.08)   $     (0.17)
                                                     ============   ============

DILUTED LOSS PER SHARE                               $     (0.08)   $     (0.17)
                                                     ============   ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING             3,384,968      3,377,543
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                          SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                 FOR THE YEARS ENDED AUGUST 31,

-----------------------------------------------------------------------------------------------

                                Common Stock            Additional
                         ---------------------------      Paid-in    Accumulated
                            Shares         Amount         Capital      Deficit         Total
                         ------------   ------------   ------------  ------------  ------------
BALANCE, AUGUST 31,
  1998                     3,350,000    $     3,350    $ 4,595,771   $(3,315,329)  $ 1,283,792

ISSUANCE OF COMMON
   STOCK FOR LEASEHOLD
   IMPROVEMENTS               33,531             34         33,497                      33,531

NET LOSS                                                                (576,665)     (576,665)
                         ------------   ------------   ------------  ------------  ------------

BALANCE, AUGUST 31,
  1999                     3,383,531          3,384      4,629,268    (3,891,994)      740,658

EXERCISE OF STOCK
   OPTIONS                     2,300              2          3,010                       3,012

NET LOSS                                                                (257,602)     (257,602)
                         ------------   ------------   ------------  ------------  ------------

BALANCE, AUGUST 31,
  2000                     3,385,831    $     3,386    $ 4,632,278   $(4,149,596)  $   486,068
                         ============   ============   ============  ============  ============

           The accompanying notes are an integral part of these financial statements.

                                                    SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           FOR THE YEARS ENDED AUGUST 31,

-----------------------------------------------------------------------------------------

                                                                     2000         1999
                                                                  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(257,602)   $(576,665)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation and amortization of furniture and equipment      82,778       80,497
       Amortization of capitalized software development costs       178,374      423,267
       Gain on disposal of furniture and equipment                   (2,606)           -
   (Increase) decrease in
     Accounts receivable                                             27,777     (194,576)
     Income tax receivable                                                -       28,941
     Inventory                                                       34,857      155,501
     Other assets                                                    (1,777)      (4,013)
   Increase (decrease) in
     Accounts payable                                                (4,989)     (90,712)
     Accrued payroll and other expenses                              79,008      244,655
     Accrued warranty and service costs                             (26,741)      22,265
     Deferred revenue                                                38,868            -
                                                                  ----------   ----------

         Net cash provided by operating activities                  147,947       89,160
                                                                  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of furniture and equipment                  3,665            -
   Purchases of furniture and equipment                              (6,232)           -
   Capitalized computer software development costs                 (132,157)    (196,130)
                                                                  ----------   ----------

         Net cash used in investing activities                     (134,724)    (196,130)
                                                                  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit                                      59,000            -
   Payments on line of credit                                       (49,747)      (7,300)
   Payments on capitalized lease obligations                        (40,276)     (31,561)
   Proceeds from the exercise of stock options                        3,012            -
                                                                  ----------   ----------

         Net cash used in financing activities                      (28,011)     (38,861)
                                                                  ----------   ----------

           Net decrease in cash and cash equivalents                (14,788)    (145,831)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         52,323      198,154
                                                                  ----------   ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $  37,535    $  52,323
                                                                  ==========   ==========

        The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE YEARS ENDED AUGUST 31,

--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the years ended August 31, 2000 and 1999, the Company paid $1,600 and $1,600, respectively, in income taxes and $22,327 and $21,406, respectively, in interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
The Company entered into capital lease obligations of $54,053 and $6,183 during the years ended August 31, 2000 and 1999, respectively.

During the year ended August 31, 1999, the Company issued 33,531 shares of common stock in exchange for $33,531 of leasehold improvements.


   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------
         Simulations Plus, Inc. was incorporated on July 17, 1996. On August 29, 1996, the shareholders of Words+, Inc. exchanged their 2,000 shares of Words+, Inc. common stock for 2,200,000 shares of Simulations Plus, Inc. common stock, and Words+, Inc. became a wholly owned subsidiary of Simulations Plus, Inc. (collectively, the "Company"). The effect of the stock-for-stock exchange is presented retroactively in the accompanying consolidated financial statements.

         Lines of Business
         -----------------
         The Company designs and develops computer software and manufactures augmentative communication devices and computer access products that provide a voice for those who cannot speak and allow physically disabled persons to operate a standard computer. In addition, the Company designs and develops pharmaceutical simulation software to promote cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students. The Company also developed and sells interactive, educational software programs that simulate science experiments conducted in high school science classes.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Simulations Plus, Inc. and its wholly owned subsidiary, Words+, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

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

         Cash and Cash Equivalents
         -------------------------
         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Advertising
         -----------
         The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2000 and 1999 were $34,997 and $3,656, respectively.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Software Development Costs (Continued)
         --------------------------
         Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time. As of August 31, 2000 and 1999, the Company expensed $0 and $182,925, respectively, of capitalized software development costs relating to educational software.

         Reclassifications
         -----------------
         Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentation.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Stock Options and Warrants
         --------------------------
         The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

         Net Loss per Share
         ------------------
         The Company reports loss per share in accordance with SFAS No. 128, "Loss per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         Concentrations and Uncertainties
         --------------------------------
         International sales accounted for 18% and 19% of net sales for the years ended August 31, 2000 and 1999, respectively. Amounts due from Medicaid represented 12% of the net accounts receivable balance at August 31, 2000.

         The Company operates in the computer software industry which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentrations and Uncertainties (Continued)
         --------------------------------
         The Company does not manufacture certain of its components including the computer that is used in one of the Company's products. Such computer is sourced by the Company from a single vendor. The Company also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of the Company to obtain computers used in its products or to renew its licensing agreement to use pictographic symbols could negatively impact the Company's financial position, results of operations, and cash flows.

         Comprehensive Income
         --------------------
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------
         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.


NOTE 2 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at August 31, 2000 consisted of the following:

             Equipment                                           $      104,236
             Computer equipment                                         338,071
             Furniture and fixtures                                      45,036
             Leasehold improvements                                      39,433
                                                                 ---------------

                                                                        526,776
             Less accumulated depreciation and amortization             400,908
                                                                 ---------------

                 TOTAL                                           $      125,868
                                                                 ===============

         Depreciation and amortization expense was $82,778 and $80,497 for the years ended August 31, 2000 and 1999, respectively.


NOTE 4 - LINE OF CREDIT

         The Company has available an unsecured $100,000 revolving line of credit from a bank with interest payable on a monthly basis at prime (9.5% at August 31, 2000), plus 3%. The line is personally guaranteed by the Company's President. As of August 31, 2000, the amount drawn against the line of credit was $99,081.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in August 2001. The Company also leases certain office and computer equipment under non-cancelable capital lease arrangements.

         Future minimum lease payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at August 31, 2000 were as follows:

                  Year Ending                         Operating      Capital
                   August 31,                           Leases        Leases
                  ------------                       -----------   ------------

                      2001                           $  140,400    $    20,987
                      2002                                    -         17,352
                      2003                                    -         13,966
                      2004                                    -         10,704
                      2005                                    -             64
                                                     -----------   ------------

                                                     $  140,400         63,073
                                                     ===========
                  Less amount representing interest                     13,374
                                                                   ------------

                                                                        49,699
                  Less current portion                                  14,839
                                                                   ------------

                      LONG-TERM PORTION                            $     34,860
                                                                   ============

         Included in furniture and equipment is capitalized leased equipment of $174,000 with accumulated amortization of $133,798 at August 31, 2000.

         Rent expense was $173,912 and $157,257 for the years ended August 31, 2000 and 1999, respectively.

         Employee Agreement
         ------------------
         The Company entered into an employment agreement with its President that expires on August 31, 2002. The employment agreement provides for an annual salary of $150,000 and an annual bonus based on the Company's performance not to exceed $150,000. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         License Agreement
         -----------------
         The Company entered into an agreement with Therapeutic Systems Research Laboratory ("TSRL") to jointly develop a computer simulation of the absorption of drug compounds in the gastrointestinal tract. Upon execution of a definitive License Agreement, TSRL received a one-time payment of $75,000, plus a royalty of 20% of net sales of the absorption simulation. For the year ended August 31, 2000 and 1999, the Company paid royalties of $105,922 and $46,511, respectively.

         Listing on Stock Exchange
         -------------------------
         In order to maintain quotation of its securities on the NASDAQ Small Cap Market (the "NASDAQ"), the Company has to maintain certain minimum financial requirements. As of August 31, 2000 and 1999, the Company has ceased to meet one of the requirements for continued listing, namely the Company's net tangible assets as of August 31, 2000 and 1999 were $486,000 and $754,000, respectively, which is below the $2,000,000 required by the NASDAQ. Further, as of November 16, 1999, the market value of the Company's public float was below the $4,000,000 required for continued NASDAQ listing. The Company was unable to increase its net tangible assets and the market value of its public float to meet the NASDAQ's requirements for continued listing. The Company's securities were delisted from NASDAQ effective at the closing of July 2, 1999. Trading, if any, of the shares of common stock now need to be conducted in the over-the-counter markets in the so-called "pink sheets" or on the NASDAQ's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the news media's coverage of the Company, and lower prices for the Company's securities than otherwise might be attained.


NOTE 6 - SHAREHOLDERS' EQUITY

         Warrants
         --------
         In August and September 1996, the Company entered into two Subscription Agreements whereby the Company issued 100,000 and 150,000 warrants, respectively, to purchase shares of common stock. The warrants are exercisable at $4 per share and expire five years from the date of grant.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan
         -----------------
         In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock had been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. Furthermore, in February 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,000,000. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors.

         The following summarizes the stock option transactions:

                                                                    Weighted-
                                                                    Average
                                                                    Exercise
                                                       Number         Price
                                                     of Options     Per Share
                                                     -----------   -----------

           Outstanding, August 31, 1998                  43,740    $     4.25
                Granted                                 263,990    $     1.35
                Expired/canceled                        (13,410)   $     2.04
                                                    ------------

           Outstanding, August 31, 1999                 294,320    $     1.74
                Granted                                 568,750    $     2.49
                Exercised                                (2,300)   $     1.31
                Expired/canceled                        (18,597)   $     1.98
                                                    ------------

                    OUTSTANDING, AUGUST 31, 2000        842,173    $     2.24
                                                    ============

                    EXERCISABLE, AUGUST 31, 2000         62,373    $     2.00
                                                    ============

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         The weighted-average remaining contractual life of options outstanding issued under the Plan is 9.03 years at August 31, 2000. The exercise prices for the options outstanding at August 31, 2000 ranged from $1.31 to $4.25, and the information relating to these options is as follows:

                                                                 Weighted-         Weighted-         Weighted-
                                                                  Average          Average           Average
                                                                 Remaining         Exercise          Exercise
                                  Stock            Stock        Contractual          Price             Price
               Exercise          Options          Options      Life of Options     of Options       of Options
                 Price         Outstanding      Exercisable      Outstanding      Outstanding       Exercisable
           ----------------  ---------------  --------------  ----------------  ---------------  ----------------
           $    1.31 - 2.25         557,231          48,457        8.92 years   $         1.77   $          1.35
           $    2.26 - 4.25         284,942          13,916        9.15 years   $         3.15   $          4.25
                             ---------------  --------------

                                    842,173          62,373
                             ===============  ==============

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended August 31, 2000 and 1999:

                                                           2000          1999
                                                       -----------   -----------
            Net loss
                As reported                            $ (257,602)   $ (576,665)
                Pro forma                              $ (429,939)   $ (595,196)
            Basic and diluted loss per common share
                As reported                            $    (0.08)   $    (0.17)
                Pro forma                              $    (0.13)   $    (0.17)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended August 31, 2000 and 1999: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 100%, respectively; risk-free interest rates of 6% and 6%, respectively; and expected life of five and five years, respectively. The weighted-average fair value of options granted during the years ended August 31, 2000 and 1999 was $2.12 and $0.97, respectively, and the weighted-average exercise price was $2.49 and $1.35, respectively.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


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

         Other Stock Options
         -------------------
         As of August 31, 2000, the Company granted the Board of Directors a total of 3,206 stock options at exercise prices ranging from $1.50 to $5.25.

         During the year ended August 31, 1999, the Company entered into an investor relations agreement for $4,000 per month and 30,000 stock options at an exercise price of $1, which equaled the fair market value on the date of grant. As of August 31, 2000, 30,000 of these options were exercisable.


NOTE 7 - INCOME TAXES

         A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31:

                                                          2000          1999
                                                       ----------   ----------
            Income tax computed at federal
               statutory tax rate                        (34.0)%      (34.0)%
            State taxes, net of federal benefit            0.1          0.1
            Change in valuation allowance                 34.0         34.0
                                                       ----------   ----------

                TOTAL                                      0.1%         0.1%
                                                       ==========   ==========

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES (CONTINUED)

         Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31 consisted of the following:

                                                        2000           1999
                                                    ------------   ------------
          Deferred tax assets
              Accrued payroll and other expenses    $   171,715    $   159,959
              Accrued warranty and service costs         17,608         28,304
              Net operating loss carryforward         1,621,262      1,527,770
              Furniture and equipment                     8,676              -
                                                    ------------   ------------

                                                      1,819,261      1,716,033
          Valuation allowance                         1,599,352      1,474,384
                                                    ------------   ------------

                                                        219,909        241,649
                                                    ------------   ------------
          Deferred tax liabilities
              Furniture and equipment                         -         (3,253)
              Capitalized computer software
                 development costs                     (219,909)      (238,396)
                                                    ------------   ------------

                                                       (219,909)      (241,649)
                                                    ------------   ------------

                       NET DEFERRED TAX ASSETS      $         -    $         -
                                                    ============   ============

         The Company's valuation allowance increased by $124,968 during the year ended August 31, 2000. At August 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $4,190,000 and $2,200,000, respectively, that expire throughout the year 2020.

         The components of the income tax provision for the years ended August 31 were as follows:

                                                       2000           1999
                                                   ------------   ------------
                  Current
                      Federal                      $         -    $         -
                      State                              1,600          1,600
                                                   ------------   ------------

                                                         1,600          1,600
                                                   ------------   ------------
                  Deferred
                      Federal                                -              -
                      State                                  -              -
                                                   ------------   ------------

                                                             -              -
                                                   ------------   ------------

                           TOTAL                   $     1,600    $     1,600
                                                   ============   ============

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 8 - RELATED PARTY TRANSACTIONS

         As of August 31, 2000, included in accrued compensation due to officer was $170,583, which represents accrued salary due to the Company's President. The amount due does not accrue interest and is included in the "accrued payroll and other expenses" account.

         As of August 31, 2000, included in accrued compensation due to officer was $20,833, which represents accrued salary due to the Company's Vice President of Human Resources. The amount due does not accrue interest and is included in the "accrued payroll and other expenses" account.

         In connection with the Company's stock offering, the Company agreed to grant to its President 300,000 warrants to purchase up to 300,000 shares of the Company's common stock. The number of warrants to be granted was based on net income for the year ended August 31, 1999, but cannot exceed 300,000 warrants. Since the Company did not meet the net income requirement, the warrants were not granted.


NOTE 9 - LINES OF BUSINESS

         For internal reporting purposes, management segregates the Company into two divisions as follows for the years ended August 31:

                                                                 August 31, 2000
                                      --------------------------------------------------------------------
                                        Simulations
                                         Plus, Inc.      Words+, Inc.      Eliminations         Total
                                      ---------------  ----------------  ---------------  ----------------
         Net sales                    $      935,404   $     2,694,147   $            -   $     3,629,551
         Income (loss)
           from operations            $     (359,549)  $       122,886   $            -   $      (236,663)
         Identifiable assets          $    1,146,550   $       638,095   $     (318,805)  $     1,465,840
         Capital expenditures         $        3,742   $         2,490   $            -   $         6,232
         Depreciation and
           amortization               $       44,238   $        38,540   $            -   $        82,778

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2000

--------------------------------------------------------------------------------


NOTE 9 - LINES OF BUSINESS (CONTINUED)

                                                                 August 31, 1999
                                      --------------------------------------------------------------------
                                        Simulations
                                         Plus, Inc.      Words+, Inc.      Eliminations         Total
                                      ---------------  ----------------  ---------------  ----------------

         Net sales                    $      461,306   $     3,005,499   $            -   $     3,466,805
         Income (loss)
           from operations            $     (896,189)  $       187,142   $            -   $      (709,047)
         Identifiable assets          $    1,449,960   $       713,414   $     (552,120)  $     1,611,254
         Capital expenditures         $            -   $             -   $            -   $             -
         Depreciation and
           amortization               $       38,660   $        41,837   $            -   $        80,497

         Most corporate expenses, such as legal and accounting expenses and public relations expenses, are included in Simulations Plus, Inc.