Form 10KSB/A
period 2000-08-31
SIMULATIONS PLUS INC
filed 2001-01-11
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   -------------------------------------------
                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB/A
                   -------------------------------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
         The registrant's Annual Report on Form 10-KSB for the year ended August 31, 2000, including all financial statements, exhibits and schedules filed therewith, are incorporated by reference in this Report.

                                    PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company and their ages and positions held with the Company are as follows:

         NAME              AGE      POSITION WITH THE COMPANY                                SINCE
         ----              ---      -------------------------                                -----
DIRECTORS AND EXECUTIVE OFFICERS:

Walter S. Woltosz          55       Chairman of the Board, Chief Executive Officer and        1996
                                    President of the Company and Words+

Virginia E. Woltosz        49       Senior Vice President, Secretary and Director of the      1996
                                    Company and Words+

Dr. David Z. D'Argenio     50       Director and Consultant to the Company                    1997

Dr. Richard R. Weiss       66       Director                                                  1997

Ronald F. Creeley          49       Vice President, Marketing and Sales of the Company        1997
                                    and Words+

Momoko A. Beran            48       Chief Financial Officer of the Company and Words+         1996


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

         Momoko A. Beran joined Words+ in June 1993 as Director of Accounting and was named the Company's Chief Financial Officer in July 1996. In February 1999, Mrs. Beran assumed the additional temporary duties of Vice President of Operations for Words+, Inc. The Board of Directors approved this position on a permanent basis at its meeting on November 18, 1999.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

         Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission and NASDAQ. Such persons are also requires to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of those forms received by the Company, or written representations from such persons that no Forms 5 were required to be filed, the Company believes that all Section 16 (a) filing requirements for the fiscal year ended August 31, 2000 were met, except that the Company's directors Richard R. Weiss, and David Z. D'Argenio inadvertently failed to file a Form 4 on a timely basis with respect to the grant of options to purchase shares of Common Stock representing one transaction (See Table below - A and B); and Dr. D'Argenio inadvertently failed to file a Form 4 on a timely basis with respect to a purchase of common stock (See Table below - C and D).


                         TABLE - NON TIMELY FILING LIST

-------- ------------------------ ------------------------ ---------------------------------------- ------------------
                  NAME               TRANSACTION DATE      NATURE OF TRANSACTION                       DATE FILED
-------- ------------------------ ------------------------ ---------------------------------------- ------------------
A        Richard R. Weiss                08/31/00          Stock Option - 500 shares                    12/01/00
-------- ------------------------ ------------------------ ---------------------------------------- ------------------
B        David Z. D'Argenio              08/31/00          Stock Option - 500 shares                    12/10/00
-------- ------------------------ ------------------------ ---------------------------------------- ------------------
C        David Z. D'Argenio              08/07/00          Purchase of 500 shares                         01/10/01
-------- ------------------------ ------------------------ ---------------------------------------- ------------------
D        David Z. D'Argenio              08/09/00          Purchase of 500 shares                       01/10/01
-------- ------------------------ ------------------------ ---------------------------------------- ------------------

                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid or accrued for the fiscal year ended August 2000, 1999 and 1998 by the Company to or for the benefit of the Company's President and Vice President of Marketing and Sales. No other executive officers of the Company received total annual compensation for the fiscal year ended August 31, 2000, 1999 and 1998 that exceeded $100,000. As permitted under the rules of the Securities and Exchange Commission, no amounts are shown in the table below with respect to any perquisites paid to named officer because the aggregate amount of such perquisites (e.g., auto allowance) did not exceed the lesser of (i) $50,000 or (ii) 10% of the total annual salary and bonus of the named officers.

                                                                                      401(k) MATCH
NAME AND                   FISCAL       PAID              ACCRUED                        COMPANY
PRINCIPAL POSITION         YEAR         SALARY            SALARY          BONUS            PAID
------------------         ----         ------            ------          -----            ----
Walter S. Woltosz          2000         $101,666.74*    $ 48,333.26        -0-           $2,866.76
President and Chief        1999         $ 34,000.00     $116,000.00        -0-              -0-
   Executive Officer       1998         $143,750.00     $  6,250.00        -0-              -0-

Ronald F. Creeley          2000         $101,000.00*        -0-         $1,364.78        $1,380.00
Vice President of
   Marketing and Sales

*Includes deferred salary paid from the prior fiscal years.



EMPLOYMENT AND OTHER COMPENSATION AGREEMENTS

         The Company has an employment agreement with Walter Woltosz commencing September 1, 1999 that extends until August 31, 2002. The agreement provides for an annual salary of $150,000. Pursuant to such agreement, Mr. Woltosz is entitled to such health insurance and other benefits that are not inconsistent with that which the Company customarily provides to its other management employees and to reimbursement of customary, ordinary and necessary business expenses incurred in connection with the rendering of services to the Company. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause and that the Company's only obligation to Mr. Woltosz would be for a payment equal to the greater of (i) 12 months of salary or (ii) the remainder of the term of the employment agreement from the date of notice of termination. Further, the agreement provides that the Company may terminate the agreement for cause (as defined) and that the Company's only obligation to Mr. Woltosz would be limited to the payment of Mr. Woltosz' salary and benefits through and until the effective date of any such termination.

         Commencing with the Company's fiscal year ending 1997 and for each fiscal year thereafter, Walter and Virginia Woltosz are entitled to receive bonuses not to exceed $150,000 and $60,000, respectively, equal to 5% of the Company's net annual income before taxes. In addition, if the closing price of the Company's Common Stock averages in excess of $10 per share for a period of 20 consecutive trading days during any fiscal year, then the Company will grant to each of Mr. and Mrs. Woltosz options under the 1996 Stock Option Plan, exercisable for five years, to purchase 50 shares of Common Stock for each $1,000 of net income before taxes that the Company earns with respect to such fiscal year (up to a Maximum of 60,000 options each until August 31, 2002) at an exercise price equal to the market value per share as of the date of grant.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of January 10, 2001 by (i) each person who is known to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group:

                                     AMOUNT AND NATURE OF      PERCENT
BENEFICIAL OWNER (1)(2)              BENEFICIAL OWNERSHIP     OF CLASS

Walter S. and Virginia E. Woltosz         2,141,000             64.23%
Momoko Beran (3)                             31,900               *
Ronald F. Creeley (4)                        31,400               *
Dr. David Z. D'Argenio (5)                    2,153               *
Dr. Richard R. Weiss (6)                      2,153               *
                                         ----------            -------
                                          2,203,200             65.08%
                                         ==========            =======
*       Less than 1%

(1) Such persons have sole voting and investment power with respect to all Shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2) The address of each director and executive officer named is c/o the Company, 1220 W. Avenue J, Lancaster, California 93534.

(3) Represent 31,600 shares of Common Stock underlying an option exercisable within the next 60 days. Does not include stock options for 133,300 shares, which are not exercisable within the next 60 days.

(4) Represents 1,000 shares plus 30,400 shares of Common Stock underlying an option exercisable within the next 60 days. Does not include a stock option for 134,600 shares, which are not exercisable within the next 60 days.

(5) Represents 1,000 shares plus 1,153 shares of Common Stock underlying an option exercisable within the next 60 days. Does not include a stock option for 950 shares, which are not exercisable within the next 60 days.

(6) Represents 1,000 shares plus 1,153 shares of Common Stock underlying an option exercisable within the next 60 days. Does not include a stock option for 950 shares, which are not exercisable within the next 60 days.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of August 31, 2000, included in accrued compensation due to officers was $191,416, which represents accrued salary of $170,583 due to the Company's President and $20,833 due to the Company's Senior Vice President. The amount due does not accrue interest and is included in the "accrued payroll and other expenses" account.

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

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Simulations Plus, Inc.


Date:  January 10, 2001                    By: /s/ Momoko Beran
                                               ----------------------------
                                               Momoko Beran
                                               Chief Financial Officer


         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                          TITLE                       DATE
        ---------                          -----                       ----

/s/ Walter S. Woltosz       Chairman of the Board of Directors     Jan. 10, 2001
------------------------    and Chief Executive Officer
    Walter S. Woltosz


/s/ Virginia E. Woltosz     Vice President, Secretary and Director Jan. 10, 2001
------------------------
    Virginia Woltosz


/s/ Dr. David Z. D'Argenio  Director                               Jan. 10, 2001
------------------------
    Dr. David Z. D'Argenio


/s/ Dr. Richard Weiss       Director                               Jan. 10, 2001
------------------------
    Dr. Richard Weiss


/s/ Momoko A. Beran         Chief Financial Officer                Jan. 10, 2001
------------------------
    Momoko A. Beran