Form 10QSB
period 2000-11-30
SIMULATIONS PLUS INC
filed 2001-01-11
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 2000 or

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

Yes       x                No
    --------------            --------------

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of January 11, 2001, was 3,385,831.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

                                Table of Contents

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at November 30, 2000 (unaudited)           1

         Consolidated Statements of Operations for the three months
          ended November 30, 2000 and 1999  (unaudited)                        2

         Consolidated Statements of Cash Flows for the three months
          ended November 30, 2000 and 1999 (unaudited)                         3

         Notes to Consolidated Financial Statements (unaudited)                4

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                               7

         Results of Operations                                                12

         Liquidity and Capital Resources                                      14

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities                                                16

Item 3.  Defaults upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signature                                                                     17

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                November 30, 2000
                                   (Unaudited)

ASSETS
Current assets:
       Cash and cash equivalents (note 2)                                       $      50,530
       Accounts receivable, net of allowance for
         doubtful accounts of $13,337                                                 550,490
       Prepaid expenses                                                                30,692
       Inventory                                                                      176,120
                                                                                --------------
                    Total current assets                                              807,832
                                                                                --------------

Capitalized computer software development costs,
         net of accumulated amortization  (note 3)                                    529,842
Furniture and equipment, net  (note 4)                                                110,381
Other assets                                                                           10,856
                                                                                --------------
                    Total assets                                                $   1,458,911
                                                                                ==============


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Advance line of credit                                                   $      99,125
       Accounts payable                                                               279,828
       Accrued payroll and other expenses                                             510,431
       Accrued warranty and service costs                                              42,583
       Deferred revenue                                                                12,021
       Current portion of capitalized lease obligations                                13,345
                                                                                --------------
                    Total current liabilities                                         957,333
                                                                                --------------

Capitalized lease obligations, net of current portion                                  31,286
                                                                                --------------
                    Total liabilities                                                 988,619
                                                                                --------------

Shareholders' equity
       Preferred stock: $0.001 par value, authorized
         10,000,000 shares, no shares issued and outstanding
       Common stock: $0.001 par value, authorized
         20,000,000 shares, issued and outstanding 3,385,831 (note 5)                   3,386
       Additional paid-in capital                                                   4,632,278
       Accumulated deficit                                                         (4,165,372)
                                                                                --------------
                    Total shareholders' equity                                        470,292
                                                                                --------------
                    Total liabilities and stockholders' equity                  $   1,458,911
                                                                                ==============

      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended November 30, 2000 and 1999
                                   (Unaudited)

                                                                   Three months ended
                                                             ---------------------------------
                                                                 11/30/00          11/30/99
                                                             ----------------   --------------

Net sales                                                    $     1,058,323    $     813,916
Cost of sales       (Note 6)                                         478,250          259,365
                                                             ----------------   --------------
Gross profit                                                         580,073          554,551
                                                             ----------------   --------------

Operating expenses:
       Selling, general & administrative                             500,576          503,516
       Research and development   (Note 6)                            89,154           89,812
                                                             ----------------   --------------
         Total operating expenses                                    589,730          593,328
                                                             ----------------   --------------

Loss from operations                                                  (9,657)         (38,777)
Other income (expenses):
       Interest revenue                                                   12              234
       Interest expense                                               (6,133)          (4,415)
                                                             ----------------   --------------

Loss before provision for income taxes                               (15,778)         (42,958)
Provision for income taxes                                                 0                0
                                                             ----------------   --------------

Net loss                                                     $       (15,778)   $     (42,958)
                                                             ================   ==============
Basic net loss per common share                              $         (0.00)   $       (0.01)
                                                             ================   ==============
Diluted net loss per common share                            $         (0.00)   $       (0.01)
                                                             ================   ==============
Weighted average # of common shares
       outstanding                                                 3,384,968        3,379,539
                                                             ================   ==============

      The accompanying footnotes are an integral part of these statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended November 30, 2000 and 1999
                                   (Unaudited)

                                                                                       Three months ended
                                                                                --------------------------------
                                                                                      11/30/00         11/30/99
                                                                                --------------------------------
Cash flows from operating activities:
       Net loss                                                                 $      (15,778)    $    (42,958)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization of furniture and equipment                    15,486           16,546
            Amortization of capitalized software development costs                      52,268           31,075

       (Increase) decrease in:
            Accounts receivable                                                         (7,921)          17,187
            Inventory                                                                  (17,803)           3,469
            Other assets                                                                10,230           17,484
       Increase (decrease) in:
            Accounts payable                                                            40,770           (4,905)
            Accrued payroll and other expenses                                           1,385            5,803
            Accrued warranty and service costs                                          (1,437)
            Deferred revenue                                                           (26,847)
                                                                                ---------------   --------------
       Net cash provided by operating activities                                        50,353           43,701
                                                                                ---------------   --------------

Cash flows from investing activities:

       Capitalized computer software development cost                                  (32,338)         (24,343)
                                                                                ---------------   --------------
       Net cash used in investing activities                                           (32,338)         (24,343)
                                                                                ---------------   --------------

Cash flows from financing activities:
       Proceeds from line of credit                                                         44              164
       Payments on capitalized lease obligations                                        (5,064)          (7,524)
                                                                                ---------------   --------------
       Net cash used in financing activities                                            (5,020)          (7,360)
                                                                                ---------------   --------------

       Net increase in cash                                                             12,995           11,998
       Cash and cash equivalents, beginning of period                                   37,535           52,323
                                                                                ---------------   --------------
       Cash and cash equivalents, end of period                                 $       50,530    $      64,321
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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products, not exceeding three years. Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is recoverable through revenues. Any excess of development costs to expected net realizable value is expensed at that time. The Company expensed a total of $532,925 in fiscal years 1999 and 1998 when it was determined that the capitalized amount relating to educational software was greater than net realizable value. Therefore, the amortization of capitalized software development costs starting from fiscal year 2000 reflects solely pharmaceutical software development costs.

Note 4: FURNITURE AND EQUIPMENT
-------

Furniture and equipment as of November 30, 2000 consisted of the following:

         Equipment                                            $    104,236
         Computer equipment                                        338,071
         Furniture and fixtures                                     45,036
         Leasehold improvements                                     39,433
                                                              -------------
                                                                   526,776
         Less accumulated depreciation                             416,395
                                                              -------------
                                                              $    110,381
                                                              =============

Note 5: STOCKHOLDERS' EQUITY
-------

ISSUANCE OF WARRANTS

In August and September 1996, the Company issued 100,000 and 150,000 warrants associated with two notes in the amount of $200,000 and $300,000, respectively, to purchase common stock. The warrants are exercisable at $4.00 per share and expire five years from the date of grant. As of the date of this report, these warrants have not been exercised.

In January 1997, the Company entered into Subscription Agreements whereby the Company issued notes in the amount of $1,100,000 and issued 280,000 warrants to purchase common stock. The warrants are exercisable at $2.50 per share, are subject to a 12-month-lock-up period, and expire five years from the grant date. The notes were repaid upon the completion of the Company's stock offering. As of the date of this report, these warrants have not been exercised.


STOCK OPTION PLAN

In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") pursuant to which a total of 250,000 shares of common stock were reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. Furthermore, in February 2000, the shareholders approved the number of shares to be granted under the Option Plan to be 1,000,000 shares. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors.

As of November 30, 2000, 842,173 shares have been issued to various employees at an exercise price of the fair market value at the date of grant with five-year vesting periods, also a total of 3,206 shares have been issued to the Board of Directors at exercise prices ranging from $1.50 to $5.25 with three-year vesting period. As of today, 2,300 options have been exercised.

The Company entered into an investor relations agreement during fiscal year 1999 for $4,000 per month and 30,000 stock options at an exercise price of $1, the fair market value on the date of grant. As of November 30, 2000, all 30,000 stock options were exercisable.

SUBSCRIPTION AGREEMENT

In November 1998, the Company entered into a Subscription Agreement whereby the Company issued Common Stock in the amount of $33,531 with a 12-month lock-up period in exchange for services received by the Company in making tenant improvements to its new facility after relocating in July 1998. The value of common stock issued was equal to the services received by the Company.

Note 6: COST OF SALES
-------

The Company reclassified freight-out expense as a part of cost of sales starting at the end of fiscal year 2000. Freight-out expenses of $21,000, incurred in the quarter ended November 30, 1999, were restated in order to provide a fair comparison between fiscal quarters.

Note 7: INCOME TAXES
-------

The Company used the liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes."

Note 8: EARNINGS PER SHARE
-------

Effective February 28, 1998, the Company adopted SFAS No. 128 "Earnings Per Share." All prior periods presented have been restated to confirm with SFAS No. 128.

Item 2. Management's Discussion and Analysis or Plan of Operations
        ----------------------------------------------------------


                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended November 30, 2000 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

DESCRIPTION OF SIMULATION SOFTWARE
----------------------------------

The types of simulation software produced by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical degradation, and absorption of orally-dosed drug compounds in the human gastrointestinal tract of humans, dogs, and rats, and with additional inputs, the plasma concentration-time history of the drug after it reaches the central circulation system. The Company's QMPRPlus(TM) program estimates the value of several important physicochemical properties of new drug-like molecules with only the structure of the molecule as input. The Company's award-winning FutureLab(TM) science experiment simulations for middle school and high school students incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc.).

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

PRODUCTS
--------

The Company's pharmaceutical software provides cost-effective solutions to a number of problems in pharmaceutical research as well as in the education of pharmacy and medical students. The Company's software products and services to date are focussed on the area of pharmaceutical research known as ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity). The Company released its first pharmaceutical software product, GastroPlus(TM), in August 1998 and received enthusiastic interest from researchers in large pharmaceutical companies such as Astra-Zeneca, Pfizer, Pharmacia, The Roche Group, and SmithKline Beecham. An Optimization Module was released in November 1998. Two additional modules, IVIV Correlation and PKPlus(TM) were released on November 7, 2000. The majority of new sales now include these modules, generating additional revenue.

QMPRPlus (Quantitative Molecular Permeability Relationships), which can be used as a companion program to GastroPlus or by itself, takes as inputs the structures of molecules, and provides estimates for human effective permeability, octanol-water partition coefficient (logP), solubility, and diffusivity - all inputs to GastroPlus. QMPRPlus thereby extends the utility of GastroPlus into early drug discovery, during which pharmaceutical companies may not have even made many of the molecules that have been identified as potential drug candidates. By providing estimates of physicochemical properties from structure alone, QMPRPlus, coupled with GastroPlus, allows researchers to rank order large numbers of candidate compounds in terms of their potential for human intestinal absorption. Because pharmaceutical companies are dealing with millions of compounds per year, and because the area of ADMET has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity.

As of November 30, 2000, the Company had a total of nearly 60 individual software licenses at 21 pharmaceutical companies in 7 countries on three continents. In addition, the Company is in discussions with several pharmaceutical companies regarding contract study services, customized software, or both.

In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or the small intestines of rats. The Company is also receiving consulting assistance in the development of the GastroPlus(TM) simulation model from TSRL staff, including Dr. Gordon Amidon and Dr. John Crison. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise, combined with the Company's now well-developed and growing expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus becoming recognized as a unique simulation and analysis capability within the pharmaceutical industry. The Company is aware that other companies began to develop similar software; however, management believes there has not been any significant direct competition for GastroPlus at this time.

CONTRACT RESEARCH SERVICES
--------------------------

The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. The Company has performed four study contracts for major pharmaceutical companies, and is in the process of answering a request for proposal for additional studies with one of them. These provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. Management expects the number and size of study contracts, which can include custom software development, to continue to increase in the future.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------

In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus and QMPRPlus, as well as a third program called HelixGen(TM), which predicts the 3-dimensional receptor structure of certain transmembrane proteins. The Company is also pursuing the development of another core product called DDDPlus(TM) (Dose Disintegration and Dissolution Plus), which will simulate the disintegration and dissolution of tablets and capsules in IN VITRO experiments. Other development efforts include:

(1)  Metabolism, Efflux and Transporter Module

The Metabolism, Efflux and Transporter Module will extend the simulation within GastroPlus to include greater detail for the effects of certain metabolic processes on drug molecules, the effects of certain proteins in intestinal cells that return ("efflux") a drug molecule back to the intestinal contents, and the effects of certain other proteins that serve to move ("transport") some drug molecules rapidly into or through intestinal cells. Metabolism refers to the actions of certain enzymes, present primarily within intestinal cells, blood, and liver, that change a drug molecule either by cleaving part of it away or by adding other atoms to it. This effect usually renders a drug molecule ineffective, but sometimes can turn a molecule into a useful drug product after the original molecule (in this case called a "prodrug") has been absorbed. Efflux refers to a process wherein a drug molecule enters an intestinal cell, but is later returned to the interior of the intestine by an efflux protein. Transporter proteins are proteins which serve to carry a drug molecule rapidly into and/or through an intestinal cell, resulting in a significant increase in permeability. Metabolism, efflux and transport are all important processes for certain types of drug molecules, so there is considerable interest within the pharmaceutical industry in modeling (simulating) the mechanisms by which these processes occur during and subsequent to intestinal absorption of the drug molecules. The Company expects to release the Metabolism, Efflux and Transporter Module during the second quarter of fiscal year 2001.

(2)  HelixGen(TM)


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

(3)  DDDPlus(TM)


The Company initiated the Consortium for Dissolution Prediction in April 2000. The purpose of this consortium is to develop a predictive software simulation called DDDPlus, which will simulate the disintegration and dissolution of tablets and capsules in an IN VITRO (laboratory) experiment. The Company has received indications of interest in joining this consortium from several companies, and is continuing to pursue its formation. Initial computer program development was begun in early calendar 2000, but has been on hold because of higher priorities with GastroPlus and QMPRPlus. Work on both the Consortium for Dissolution Prediction and the DDDPlus program are expected to resume in mid 2001. Walter Woltosz, the Chief Executive Officer of the Company was invited to make a presentation directly related to this area of technology at the Dissolution Testing conference in the Washington, D.C., area on November 30-December 1, 2000.

DISABILITY PRODUCT DEVELOPMENT
------------------------------

The Company's wholly owned subsidiary, Words+, Inc. has been an industry technology leader for nearly 20 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. The Company will continue to enhance its major software products, E Z Keys and Talking Screen, as well as its growing line of hardware products. The Company will also consider acquisitions of other products, businesses and companies that are complementary to its existing augmentative and alternative communication and computer access business lines.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                                        Three Months Ended
                                                    ------------------------------------------------------------
                                                              11/30/00                      11/30/99
                                                    ------------------------------------------------------------
Net sales                                               $1,058            100%             $814          100.0%
Cost of sales                                              478                              259
                                                                          45.2                            31.8
                                                    ------------------------------------------------------------
Gross Profit                                               580            54.8              555           68.2
                                                    ------------------------------------------------------------
Selling, general and administrative                        501            47.4              504           61.9
Research and development                                    89             8.4               90           11.1
                                                    ------------------------------------------------------------
Total operating expenses                                   590            55.8              594           73.0
                                                    ------------------------------------------------------------
Loss from operations                                       (10)           (0.9)             (39)          (4.8)
                                                    ------------------------------------------------------------
Interest expense                                            (6)           (0.6)              (4)          (0.5)
                                                    ------------------------------------------------------------
Net loss                                                 $ (16)           (1.5)%           $(43)          (5.3)%
                                                    ============================================================

NET SALES

The consolidated net sales increased $244,000, or 30.0%, to $1,058,000 in the first fiscal quarter of 2001 (FY01) from $814,000 in the first fiscal quarter of 2000 (FY00). Simulations Plus, Inc.'s sales, from pharmaceutical and educational software, increased approximately $70,000, or 46.2%, and Words+, Inc.'s sales increased approximately $174,000, or 26.3% for the quarter. Management attributes the increase in consolidated net sales to the sales growth in both pharmaceutical software and subsidiary Words+ sales. The Company's leading pharmaceutical software increased 48.8% to $210,000 in the first fiscal quarter of 2001 from $141,000 in the first fiscal quarter of 2000. The increase in Words+ sales is due primarily to the sales increase in two popular products, the newly introduced TuffTalker(TM) and the existing Freedom 2000(TM). Approximately 37% of Words+ sales increase was generated from TuffTalker sales, the replacement for the PegasusLite(TM), which had been discontinued since late 1999, and 28% of the increase was generated from Freedom 2000 sales with Panasonic Toughbook computers in which the disability market seeks durability.

COST OF SALES

The consolidated cost of sales increased $219,000, or 84.6%, to $478,000 in the first fiscal quarter of FY01 from $259,000 in the first fiscal quarter of FY00. The percentage of cost of sales increased by 13.4%. For Simulations Plus, the cost of sales increased $25,000, or 50.1% of which a significant portion of the cost of sales is the systematic amortization of capitalized software cost, which resulted in a 68.2% increase in amortization cost. Another factor of increase in cost of sales is royalty expense due to the agreement between the Company and TSRL to pay royalties on GastroPlus sales. For Words+, the cost of sales increased $193,000, or 92.8%. The change in percentage of cost of sales between the first fiscal quarter of FY01 and FY00 is increased by 16.5%. Management attributes the percentage increase in cost of sales for Words+ primarily to a significant portion of sales was generated by product items with lower profit margins.

GROSS PROFIT

The consolidated gross profit increased $25,000, or 4.5%, to $580,000 in the first quarter of FY01 from $555,000 in the first quarter of FY00. Management attributes the 13.4% decrease in gross profit margin between the first quarter of FY01 and FY00 to an increase in amortization expense of capitalized software for Simulations Plus and a significant sales increase in lower profit margin products for Words+.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The consolidated selling, general and administrative expenses decreased $3,000, or 0.6%, to $501,000 in the first fiscal quarter of FY01 from $504,000 in the first fiscal quarter of FY00. For Simulations Plus, the selling, general and administrative expenses increased $28,000, or 17.8%. Although the majority of expenses are maintained fairly constant, there were slight increases in some expenses, such as conference expenses, accounting fees, salaries, and income taxes to overseas governments. For Words+, expenses decreased $31,000, or 9.1%, due to reductions in sales discounts, trade shows, promotions, insurance and contract labor. These reductions outweighed increases in other expenses such as commissions to independent sales reps, 401(k) expenses and small increases in salaries and wages.

 RESEARCH AND DEVELOPMENT

The Company incurred approximately $118,000 of research and development costs for both companies during the first quarter of FY01. Of this amount, $32,000 was capitalized and $86,000 was expensed in this period. In the first quarter of FY00, the Company incurred $114,000 of research and development costs, of which $24,000 was capitalized and $90,000 was expensed. The increase of $2,000, or 1.8% in research and development expenditure from the first quarter of 2000 to the first quarter of 2000 was due to the fact that there was a slight increase in research and development salaries.

INTEREST EXPENSE

Interest expense for the first quarter of FY01 increased by $2,000, to $6,000 from $4,000 in the first quarter of FY00. This increase is attributable primarily to the interest paid on a revolving line of credit.

NET LOSS

The consolidated net loss for the three months ended November 30, 2000 decreased by $27,000, or 62.8%, to $16,000 in the first quarter of FY01 compared to

$43,000 in the first quarter of FY00. Management attributes this decrease primarily to the significant increase in revenue while maintaining selling, general and administrative expenses constant, which outweighed an increase in material costs for Words+ products.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flow from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, and accruing and not paying full salaries to certain executive officers and managers.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The outstanding balance under the revolving line of credit as of November 30, 2000 was $99,000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries are accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position. As of this time, only the Company's CEO and CFO are receiving reduced salaries, with the unpaid amounts being accrued. As of November 30, 2000, the amount of accrued and unpaid salaries due to the Company's executive officers was $314,000.

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

In order to maintain quotation of its securities on the Nasdaq SmallCap Market ("Nasdaq"), the Company had to maintain certain minimum financial requirements. As of August 31, 1998 the Company ceased to meet one of the requirements for continued listing, namely the Company's net tangible assets as of August 31, 1998 were $1,284,000, which was below the $2,000,000 required by the Nasdaq. On July 2, 1999, the Company was informed that its securities were being delisted from the Nasdaq effective at the close of business on July 2, 1999 because the Company did not meet the requirements for continued listing on Nasdaq. Accordingly, trading in the shares of the Company's Common Stock is now conducted on the Nasdaq's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities may be impaired, not only in the number of securities which can be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and media coverage of the Company, and lower prices for the Company's securities than otherwise may be attained.

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

                           None.

                  (b)      Reports on Form 8-K

                           None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Simulations Plus, Inc.

Date:  January 11, 2001                     By:         /s/ MOMOKO BERAN
                                                        ----------------
                                                        Momoko Beran
                                                        Chief Financial Officer