Form 10QSB
period 2001-02-28
SIMULATIONS PLUS INC
filed 2001-04-16
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 2001 or

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

Yes [X]   No [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of April 10, 2001, was 3,385,831.

                               SIMULATIONS PLUS, INC.
                                    FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

                                 Table of Contents
                                                                               Page
                                                                               ----
                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at February 28, 2001 (unaudited)             1

         Consolidated Statements of Operations for the three and six months
          ended February 28, 2001 and February 29, 2000  (unaudited)             2

         Consolidated Statements of Cash Flows for the six months
          ended February 28, 2001 and February 29, 2000 (unaudited)              3

         Notes to Consolidated Financial Statements (unaudited)                  4

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                                 7

         Results of Operations                                                   11

         Liquidity and Capital Resources                                         16

                             PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                       19

Item 2.  Changes in Securities                                                   19

Item 3.  Defaults upon Senior Securities                                         19

Item 4.  Submission of Matters to a Vote of Security Holders                     19

Item 5.  Other Information                                                       19

Item 6.  Exhibits and Reports on Form 8-K                                        20

Signature                                                                        21

                             Item 1. Financial Statements
                                     --------------------

                        SIMULATIONS PLUS, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                                  February 28, 2001
                                     (Unaudited)

ASSETS
Current assets:
       Cash and cash equivalents (note 2)                                $    18,087
       Accounts receivable, net of allowance for
         doubtful accounts of $13,337                                        687,265
       Prepaid expenses                                                       27,338
       Inventory                                                             241,382
                                                                         ------------
                    Total current assets                                     974,072
                                                                         ------------

Capitalized computer software development costs,
         net of accumulated amortization  (note 3)                           385,386
Furniture and equipment, net  (note 4)                                        94,896
Other assets                                                                  11,567
                                                                         ------------
                    Total assets                                         $ 1,465,921
                                                                         ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Advance line of credit                                            $    99,084
       Accounts payable                                                      293,352
       Accrued payroll and other expenses                                    510,506
       Accrued warranty and service costs                                     44,663
       Deferred revenue                                                        4,028
       Current portion of capitalized lease obligations                       12,903
                                                                         ------------
                    Total current liabilities                                964,536
                                                                         ------------

Capitalized lease obligations, net of current portion                         28,045
                                                                         ------------
                    Total liabilities                                        992,581
                                                                         ------------

Shareholders' equity
       Preferred stock: $0.001 par value, authorized
         10,000,000 shares, no shares issued and outstanding                       0
       Common stock: $0.001 par value, authorized
         20,000,000 shares, issued and outstanding 3,385,831 (note 5)          3,386
       Additional paid-in capital                                          4,632,281
       Accumulated deficit                                                (4,162,327)
                                                                         ------------
                    Total shareholders' equity                               473,340
                                                                         ------------
                    Total liabilities and stockholders' equity           $ 1,465,921
                                                                         ============

         The accompanying footnotes are an integral part of these statements.

                                          1

                                   SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three and six months ended February 28, 2001 and February 29, 2000
                                                (Unaudited)

                                                   Three months ended              Six months ended
                                              ------------------------------------------------------------
                                                02/28/01        02/29/00        02/28/01        02/29/00
                                              ------------    ------------    ------------    ------------
Net sales                                     $ 1,062,426     $ 1,091,949     $ 2,120,749     $ 1,905,865
Cost of sales                                     428,082         384,687         906,332         644,052
                                              ------------    ------------    ------------    ------------
Gross profit                                      634,344         707,262       1,214,417       1,261,813
                                              ------------    ------------    ------------    ------------

Operating expenses:
       Selling, general & administration          532,288         580,084       1,032,864       1,083,600
       Research and development                    93,447          74,686         182,601         164,498
                                              ------------    ------------    ------------    ------------
         Total operating expenses                 625,735         654,770       1,215,465       1,248,098
                                              ------------    ------------    ------------    ------------

Income (loss) from operations                       8,609          52,492          (1,048)         13,715
Other income (expenses):
       Interest revenue                                39              80              51             314
       Interest expense                            (5,601)         (4,348)        (11,734)         (8,763)
       Gain (loss) on sale of asset                     0            (605)              0            (605)
                                              ------------    ------------    ------------    ------------
Income (loss) before provision
       for income taxes                             3,047          47,619         (12,731)          4,661
Provision (benefit) for income taxes                    0               0               0               0
                                              ------------    ------------    ------------    ------------

Net income (loss)                             $     3,047     $    47,619     $   (12,731)    $     4,661
                                              ============    ============    ============    ============

Basic net income (loss) per common share      $      0.00     $      0.01     $     (0.00)    $      0.00
                                              ============    ============    ============    ============

Diluted net income (loss) per common share    $      0.00     $      0.01     $     (0.00)    $      0.00
                                              ============    ============    ============    ============
Basic weighted average # of common
       shares outstanding                       3,385,831       3,384,203       3,385,831       3,380,403
                                              ============    ============    ============    ============
Diluted weighted average # of common
       shares outstanding                       3,436,161       3,384,203       3,385,831       3,380,403
                                              ============    ============    ============    ============

                   The accompanying footnotes are an integral part of these statements.

                                                    2

                              SIMULATIONS PLUS, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended February 28, 2001 and February 29, 2000
                                           (Unaudited)

                                                                            Six months ended
                                                                        ------------------------
                                                                         02/28/01      02/29/00
                                                                        ------------------------
Cash flows from operating activities:
       Net income (loss)                                                $ (12,731)    $   4,661
       Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation and amortization of furniture and equipment       30,972        33,003
            Amortization of capitalized software development costs        230,835        62,149

       (Increase) decrease in:
            Accounts receivable                                          (144,696)       84,913
            Inventory                                                     (83,065)       40,326
            Other assets                                                   12,873        10,841
       Increase (decrease) in:
            Accounts payable                                               54,294       (94,478)
            Accrued payroll and other expenses                              1,463        (3,312)
            Deferred revenue                                              (34,840)            0
            Accrued warranty and service costs                                643             0
                                                                        ----------    ----------
       Net cash provided by operating activities                           55,748       138,103
                                                                        ----------    ----------

Cash flows from investing activities:
       Purchase of furniture and equipment                                      0        (2,490)
       Capitalized computer software development cost                     (66,448)      (54,890)
                                                                        ----------    ----------
       Net cash used in investing activities                              (66,448)      (57,380)
                                                                        ----------    ----------

Cash flows from financing activities:
       Issuance of common stock                                                 0         2,620
       Borrowed from line of credit, net                                        3        10,164
       Payments on capitalized lease obligations                           (8,751)      (13,089)
                                                                        ----------    ----------
       Net cash used in financing activities                               (8,748)         (305)
                                                                        ----------    ----------

       Net increase (decrease) in cash                                    (19,448)       80,418
       Cash and cash equivalents, beginning of period                      37,535        52,323
                                                                        ----------    ----------
       Cash and cash equivalents, end of period                         $  18,087     $ 132,741
                                                                        ==========    ==========

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

Note 2: CASH AND CASH EQUIVALENTS
-------

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of February 28, 2001, the Company had no uninsured cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

The Company also expensed $126,296 in this fiscal quarter, which is ended February 28, 2001, to write off the capitalized portion of software development cost on one of the pharmaceutical product called HelixGen(TM). HelixGen is still on the product development schedule; however, at this moment, the company has decided to postpone its development in order to focus on other products.

Note 4: FURNITURE AND EQUIPMENT
-------

Furniture and equipment as of February 28, 2001 consisted of the following:

         Equipment                                             $104,236
         Computer equipment                                     338,071
         Furniture and fixtures                                  45,036
         Leasehold improvements                                  39,433
                                                               ---------
                                                                526,776
         Less accumulated depreciation                          431,880
                                                               ---------
                                                               $ 94,896
                                                               =========

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

STOCK OPTION PLAN

In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock has been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. Furthermore, the shareholders approved the number of shares to be granted under the Option Plan to be 1,000,000 shares in March 2000 and to be 1,250,000 shares in February 2001. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors.

As of February 28, 2001, 989,294 shares have been issued to various employees at an exercise price of the fair market value at the date of grant with five-year vesting periods, also a total of 4,206 shares have been issued to the Board of Directors at exercise prices rating from $1.50 to $5.25 with a three-year vesting period. As of today, 2,300 options have been exercised.

The Company entered into an investor relations agreement during fiscal year 1999 for $4,000 per month and 30,000 stock options at an exercise price of $1, the fair market value on the date of grant. As of February 28, 2001, all 30,000 stock options were exercisable.

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

       Item 2. Management's Discussion and Analysis or Plan of Operations
               ----------------------------------------------------------


                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended February 28, 2001 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

DESCRIPTION OF SIMULATION SOFTWARE
----------------------------------

The types of simulation software produced by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical degradation and absorption of orally-dosed drug compounds in the human gastrointestinal tract of humans, dogs and rats, and with additional inputs, the blood plasma concentration-time history of the drug after it reaches the central circulation. The Company's QMPRPlus(TM) program estimates the value of several important physicochemical characteristics of new drug-like molecules with only the structure of the molecule as input. The Company's award-winning FutureLab(TM) science experiment simulations for middle school and high school students incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc.).

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

QMPRPlus (Quantitative Molecular Permeability Relationships), which can be used as a companion program to GastroPlus or by itself, takes as inputs the structures of molecules, and provides estimates for human effective permeability, octanol-water partition coefficient (logP), solubility, and diffusivity - all inputs to GastroPlus. QMPRPlus thereby extends the utility of GastroPlus into early drug discovery, during which pharmaceutical companies may not have even made many of the molecules that have been identified as potential drug candidates. During this quarter, the Company completed the development of a new permeability model for MDCK cells under contract to Affymax, a division of GlaxoSmithKline. This unique model, based on high quality data for over 300 compounds from Affymax laboratories, was presented at the American Chemical Society meeting in San Diego during the week of April 2, 2001. The Company also completed the development of a blood-brain barrier permeation model, and updated all earlier models with enhanced artificial neural network prediction, further enhancing the value of QMPRPlus(TM) to its customers. By providing estimates of physicochemical properties from structure alone, QMPRPlus, by itself or coupled with GastroPlus, allows researchers to rank order large numbers of candidate compounds in terms of their potential for human intestinal absorption. Because pharmaceutical companies are dealing with millions of compounds per year, and because the area of ADMET has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity.

As of February 28, 2001, the Company had a total of nearly 70 individual software licenses at 25 pharmaceutical companies in 8 counties on three continents. In addition, the Company is in discussions with several pharmaceutical companies regarding contract study services, customized software, or both. The Company continues to enjoy a very high renewal rate for its annual licenses, with most customers adding modules and/or licenses at the time of renewal.

In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. The Company is also receiving consulting assistance in the development of the simulation model from TSRL staff, including Dr. Gordon Amidon and Dr. John Crison. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise, combined with the Company's now well-developed and growing expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus becoming recognized as a unique simulation and analysis capability within the pharmaceutical industry. The Company is aware that other companies began to develop similar software; however, management believes there has not been any significant direct competition for GastroPlus at this time. GastroPlus is now used in almost every major pharmaceutical company, and many smaller companies, throughout the world.

CONTRACT RESEARCH SERVICES
--------------------------

The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. The Company has performed five study contracts for both major and smaller pharmaceutical companies. These studies provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. Management expects the number and size of study contracts, which can include custom software development, to continue to increase in the future.

PRODUCT DEVELOPMENT
-------------------

In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus and QMPRPlus, as well as a third program called HelixGen(TM), which predicts the 3-dimensional receptor structure of certain transmembrane proteins. The Company is also pursuing the development of another core product called DDDPlus(TM) (Dose Disintegration and Dissolution Plus), which will simulate the disintegration and dissolution of tablets and capsules in IN VITRO experiments. These development efforts include:

(1) Metabolism and Transporter Module
-------------------------------------

The Metabolism and Transporter Module will extend the simulation within GastroPlus to include greater detail for the effects of certain metabolic processes on drug molecules, the effects of certain proteins in intestinal cells that either return ("efflux") a drug molecule back to the intestinal contents or serve to move ("transport") the drug molecule rapidly into or through intestinal cells. Metabolism refers to the actions of certain enzymes, present primarily within intestinal cells, blood, and liver, that change a drug molecule either by cleaving part of it away or by adding other atoms to it. This effect usually renders a drug molecule ineffective, but sometimes can turn a molecule into a useful drug product after the original molecule (in this case called a "prodrug") has been absorbed. Transporter proteins are proteins which serve to carry a drug molecule rapidly into and/or through, or back out of ("efflux") an intestinal cell, resulting in a significant increase or decrease in permeability. Metabolism and transport are all important processes for certain types of drug molecules, so there is considerable interest within the pharmaceutical industry in modeling (simulating) the mechanisms by which these processes occur during and subsequent to intestinal absorption of drug molecules. The Metabolism and Transporter Module is in final testing and release is expected during the third quarter of fiscal year 2001.

(2) HelixGen(TM)
----------------

HelixGen is a program that predicts the 3-dimensional geometry (i.e., the position of each atom) of a special class of proteins known as G-coupled transmembrane proteins. This type of protein serves as a channel for passage of certain molecules through the walls of nerve cells and other cells, and is a target for the majority of neurogenic drugs. Drugs that bind to these sites can prevent the flow of molecules into and out of the cell, and in so doing may relieve pain, reduce tremors, improve memory, or other such nerve-related functions. The ability to predict the geometry of these proteins will enable researchers to identify likely new drug molecules that could bind to these sites in the computer, prior to actually synthesizing molecules for experimental testing. Development of HelixGen has been postponed in order to focus on the improvements to GastroPlus and QMPRPlus described above. Development of the program is expected to resume in FY 2001. Because of accounting standards, and the postponement of development activities on this program, the Company was required to expense $126,296 in this fiscal quarter to write off all of the previously capitalized software development costs for HelixGen.

(3) DDDPlus(TM)
---------------

The Company initiated the Consortium for Dissolution Prediction in April 2000. The purpose of this consortium is to develop a predictive software simulation called DDDPlus, which will simulate the disintegration and dissolution of tablets and capsules in an IN VITRO (laboratory) experiment. The Company has received indications of interest in joining this consortium from several companies, and is continuing to pursue its formation. Initial computer program development was begun in early calendar 2000, but has been on hold because of higher priorities with GastroPlus and QMPRPlus. Work on both the Consortium for Dissolution Prediction and the DDDPlus program are expected to resume in 2001. Walter Woltosz, the Chief Executive Officer of the Company was invited to make a presentation directly related to this area of technology at the Dissolution Testing conference in the Washington, D.C., area on November 30-December 1, 2000.

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

As of January 1, 2001, the U.S. Medicare program has initiated coverage of augmentative and alternative communication (AAC) devices. In addition, the agency is eliminating the 24-month waiting period previosly required for amyotrophic lateral sclerosis (ALS - or "Lou Gehrig's disease") patients to receive Medicare benefits. These important developments are expected to increase the overall AAC market in the U.S. considerably, as potentially tens of thousands of patients will be able to receive funding for communication devices. Words+ has developed a unique version of its Freedom 2000 communication system to meet the requirements of the Medicare policy for communication systems.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                               Three Months Ended
                                          ---------------------------------------------------------
                                                   02/28/01                        02/29/00
                                          ---------------------------------------------------------
Net sales                                 $ 1,062           100.0%         $ 1,092           100.0%
Cost of sales                                 428            40.3              385            35.3
                                          ---------------------------------------------------------
Gross profit                                  634            59.7              707            64.7
                                          ---------------------------------------------------------
Selling, general and administrative           532            50.1              579            53.0
Research and development                       94             8.9               75             6.9
                                          ---------------------------------------------------------
Total operating expenses                      626            58.9              654            59.9
                                          ---------------------------------------------------------
Income from operations                          8             0.8               53             4.9
Interest expense                               (5)           (0.5)              (4)           (0.4)
Loss on disposal of asset                       0             0.0               (1)           (0.1)
                                          ---------------------------------------------------------
Net income (loss)                         $     3             0.3%         $    48             4.4%
                                          =========================================================

NET SALES

Consolidated net sales decreased $30,000, or 2.7%, to $1,062,000 in the second fiscal quarter of 2001 from $1,092,000 in the second fiscal quarter of 2000. Simulations Plus, Inc.'s sales, from pharmaceutical and educational software, decreased approximately $94,000, or 20.1%, and Words+, Inc.'s sales increased approximately $64,000, or 10.3% for the quarter. Management attributes the decrease in consolidated net sales to the sales growth in Words+ subsidiary which is offset by a reduction of sales from Pharmaceutical software. The increase in Words+ sales is due primarily to the introduction of the Company's new product, TuffTalker(TM) which replaces its predecessor, Pegasus LITE. During the second fiscal quarter of FY2000, the Company experienced a 402% increase in Pharmaceutical product sales comparing with the year before due to a large global order from one large pharmaceutical company. This fiscal quarter, that company did not renew their licenses on a global basis, but has directed each geographic location to renew from its own funds, if it wishes. The Company has received renewals from some of this customer's sites, but not all of them. This year, additional sales to a number of other companies offset most of the decrease in sales from the large order received last year.

COST OF SALES

The Company reclassified freight-out expense as a part of cost of sales starting at the end of last fiscal year. Accordingly, last year's cost of sales was restated reflecting this change in order to provide a fair comparison between the second fiscal quarters of 2001 and 2000.

Consolidated cost of sales increased $43,000, or 11.2%, to $428,000 in the second fiscal quarter of 2001 from $385,000 in the second fiscal quarter of 2000. The percentage of cost of sales increased by 5.0%. For Simulations Plus, the cost of sales increased $106,000, or 114.6%. A significant portion of the cost of sales is the systematic amortization of capitalized software cost, which resulted in 474.6% increase in amortization cost. This increase is due to the fact that the Company was required to expense $126,296 in this fiscal quarter for the capitalized development cost of HelixGen because its development has been postponed. Without this charge, cost of sales for Simulations Plus would have decreased by $20,000. For Words+, the cost of sales decreased $63,000, or 21.4%. Management attributes the percentage decrease in cost of sales for Words+ primarily to a temporary price reduction in a significant component of its Freedom2000 resulting in reduced material cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses decreased $47,000, or 8.1%, to $532,000 in the second fiscal quarter of 2001 from $579,000 in the second fiscal quarter of 2000. For Simulations Plus, selling, general and administrative expenses decreased $55,000, or 22.3% primarily due to decreases in commission expense, professional fees such as legal/accounting fees and public relations. Although there are increases in overseas taxes associated with sales, printing, and insurance expense, overall reductions in expenses outweighed the increases. For Words+, expenses increased $8,000, or 2.1%, due to an increase in trade shows, travel, insurance, and wages. These increases outweighed decreases in other expenses such as catalog, promotion, and telephone expenses, resulting in selling, general and administrative expense remaining the same as last year overall.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $128,000 of research and development costs for both companies during the second quarter of 2001. Of this amount, $34,000 was capitalized and $94,000 was expensed in this period. In the second quarter of 2000, the Company incurred $106,000 of research and development costs, of which $31,000 was capitalized and $75,000 was expensed. The increase of $22,000, or 20.8% in research and development expenditure from the second quarter of 2000 to the second quarter of 2001 was due to expanded staff in research and development, thus increasing wages and associated payroll expenses.

INTEREST EXPENSE

Interest expense for the second fiscal quarter of 2001 increased by $1,000, to $5,000 from $4,000 in the second fiscal quarter of 2000. This increase is attributable primarily to payments made to the revolving line of credit.

LOSS ON SALE OF ASSET

During the second fiscal quarter of 2000, the Company recorded net loss of $605 when the insurance claim was settled for stolen equipment. The loss was calculated as net proceeds minus book value. There was no such expense in fiscal 2001.

NET INCOME

The consolidated net income for the three months ended February 28, 2001 decreased by $45,000, or 93.8%, to $3,000 in the second fiscal quarter of 2001 compared to $48,000 in the second fiscal quarter of 2000. Management attributes this increase primarily to the decrease in pharmaceutical software sales and increase in research and development costs outweighing a decrease in cost of goods sold and selling, general and administrative expenses.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                              Six Months Ended
                                        -----------------------------------------------------------
                                                   02/28/01                      02/29/00
                                        -----------------------------------------------------------
Net sales                               $    2,121          100.0%       $    1,906          100.0%
Cost of sales                                  906           42.7               644           33.8
                                        -----------------------------------------------------------
Gross profit                                 1,215           57.3             1,262           66.2
                                        -----------------------------------------------------------
Selling, general and administrative          1,033           48.7             1,084           56.9
Research and development                       183            8.6               164            8.6
                                        -----------------------------------------------------------
Total operating expenses                     1,216           57.3             1,248           65.5
                                        -----------------------------------------------------------
Income (loss) from operations                   (1)           0.0                14            0.7
Interest expense                               (12)          (0.1)               (8)          (0.4)
Gain (loss) on disposal of asset                 0            0.0                (1)          (0.1)
                                        -----------------------------------------------------------
Net income (loss)                       $      (13)          (0.1)%      $        5            0.3%
                                        ===========================================================

NET SALES

Consolidated net sales increased $215,000, or 11.3%, to $2,121,000 for the six months ended February 28, 2001 compared to $1,906,000 for the six months ended February 29, 2000. Simulations Plus, Inc.'s sales, from pharmaceutical and educational software, decreased approximately $24,000, or 3.9%, and Words+, Inc.'s sales increased approximately $239,000, or 18.6% for the six months ended February 28, 2001. Management attributes the increase in consolidated net sales to the significant sales growth in Words+ subsidiary products, which is offset by a slight reduction in sales of pharmaceutical and educational software and services. The increase in Words+ sales is due primarily to the introduction of the new TuffTalker(TM) product, replacing its predecessor, Pegasus LITE. Pharmaceutical product sales were reduced due to the fact that a large pharmaceutical company global order last year was not renewed as a global order this year, but individual sites will decide to renew on their own. Increased sales to new customers offset most of the decrease from this one large order.

COST OF SALES

The Company reclassified freight-out expense as a part of cost of sales starting at the end of last fiscal year. Accordingly, last year's cost of sales was restated reflecting this change in order to provide a fair comparison between the six months ended in February 28, 2001 and February 29, 2000.

Consolidated cost of sales increased $262,000, or 40.7%, to $906,000 for the six months ended February 28, 2001 from $644,000 for the six months ended February 29, 2000. The percentage of cost of sales increased by 8.9%. For Simulations Plus, the cost of sales increased $132,000, or 91.6%. A significant portion of the cost of sales is the systematic amortization of capitalized software cost, which resulted in a 271.4% increase in amortization cost. This increase is due to the fact that the Company was required to expense $126,296 in this fiscal quarter for the capitalized development cost of HelixGen because its development was postponed. Without this charge, the cost of sales for Simulations Plus would have been only $6,000. For Words+, the cost of sales increased $130,000, or 26.1%. The change in percentage of cost of sales between the six months operations ended February 28, 2001 and February 29, 2000 is an increase of 2.4%. Management attributes the percentage increase in cost of sales for Words+ primarily to increased sales of lower margin items during the first quarter compared to the previous fiscal year, offset by a temporary reduction in the cost of a significant component of the Freedom2000 during the second fiscal quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses decreased $51,000, or 4.7%, to $1,033,000 for the six months ended February 28, 2001 from $1,084,000 for the six months ended February 29, 2000. For Simulations Plus, selling, general and administrative expenses decreased $26,000, or 6.5% primarily due to decreases in commission expense, travel expense, and professional fees such as legal/accounting fees and public relations. Although there are increases in overseas taxes associated with sales, printing, and insurance expense, overall reductions in expenses outweighed increases. For Words+, expenses decreased $25,000, or 3.7%, primarily due to decreases selling expenses such as sales discounts, promotion, and catalog printing expenses outweighing other selling expenses such as trade shows and travel expenses. Although salaries/wages, payroll tax, 401(k) expenses, and utilities increased, reductions in telephone, repairs/maintenance commission expenses outweighed these increases.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $249,000 of research and development costs for both companies for the six months ended February 28, 2001. Of this amount, $66,000 was capitalized and $183,000 was expensed in this period. In the same period of 2000, the Company incurred $220,000 of research and development costs, of which $55,000 was capitalized and $165,000 was expensed. The increase of $29,000, or 13.2% in research and development expenditure from the six months operations in the fiscal year 2000 to 2001 was due to staff increases in research and development, thus increasing wages and payroll related expenses.

INTEREST EXPENSE

Interest expense for the six months ended February 28, 2001 increased by $4,000, or 50.0%, to $12,000 from $8,000 for the six months ended February 29, 2000. This increase is attributable primarily to an increase in interest amortization expense in new lease obligations, and interest payments made to the revolving line of credit.

LOSS ON SALE OF ASSET

During the second fiscal quarter of 2000, the Company recorded a net loss of $605 when an insurance claim was settled for stolen equipment. The loss was calculated as net proceeds minus book value. There was no such expense in fiscal 2001.

NET INCOME

Consolidated net profit for the six months ended February 28, 2001 decreased by $18,000, or 360.0%, to the net loss of $13,000 for the six months ended February 28, 2001 compared to the net income of $5,000 for the six months ended February 29, 2000. Management attributes this decrease primarily to the expense of $126,296 in this fiscal quarter for the capitalized development cost of HelixGen, outweighing the decrease in selling, general and administrative expenses compared to the six months ended February 29, 2000. Without this expense, net income would have been $113,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flow from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, and accruing and not paying full salaries to certain executive officers and managers.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The outstanding balance under the revolving line of credit as of February 28, 2001 was $99,000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries are accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position. As of this time, only the Company's CEO and CFO are receiving reduced salaries, with the unpaid amounts being accrued. As of February 28, 2001, the amount of accrued and unpaid salaries due to the Company's executive officers and managers was $361,000.

The Company believes that existing capital and anticipated funds from operations and temporary salary reductions for senior management will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future; however, if anticipated funds from operations are insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if cash flows from operations are insufficient to continue operations at the current level, and if no additional financing is obtained, then management may restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

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

                  None.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  On February 26, 2001, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

                  (1)      Election of directors
                                    Walter Woltosz
                                    Virginia Woltosz
                                    Dr. David Z. D'Argenio
                                    Dr. Richard Weiss

                  (2) Approval of Amendment to the Registrant's Stock Option Plan to authorize 1,250,000 shares to be available under the plan.

                  (3) Ratification of the selection of Singer, Lewak, Greenbaum & Goldstein, LLP as their independent.

                  All of the above proposals were approved and the results of the balloting at the meeting are summarized in the following table.

------------ ------------- ----------- ------------- ------------- ------------
  Proposal        Yes           No        Abstain        Broker      Total
                                                       Non-Votes
------------ ------------- ----------- ------------- ------------- ------------
    (1)         3,199,345           -        46,400             -    3,245,745
------------ ------------- ----------- ------------- ------------- ------------
    (2)         2,292,572      66,865        17,196       869,112    3,245,745
------------ ------------- ----------- ------------- ------------- ------------
    (3)         3,214,830      18,115        12,800             -    3,245,745
------------ ------------- ----------- ------------- ------------- ------------

Item 5.           Other Information
                  -----------------

                  None.

Item 6.           Exhibits and Reports on form 8-K
                  --------------------------------

                  (a)      Exhibits:

                           99.1 Press Release dated February 27, 2001. (Incorporated by reference to the Company's Form 8-K filed on March 1, 2001.)

                  (b)      Reports on Form 8-K

                           On February 27, 2001, Simulations Plus, Inc. issued a press release announcing certain estimated results of operations for the fiscal year ending August 31, 2001. Following the press release, Form 8-K was filed on March 1, 2001.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Simulations Plus, Inc.

Date:  April 16, 2001                       By:      /s/ MOMOKO BERAN
                                                     -----------------------
                                                     Momoko Beran
                                                     Chief Financial Officer