Form 10QSB
period 2001-05-31
SIMULATIONS PLUS INC
filed 2001-07-09
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2001 or

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

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of July 03, 2001, was 3,408,331.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

                                Table of Contents

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at May 31, 2001 (unaudited)               1

         Consolidated Statements of Operations for the three and nine months
          ended May 31, 2001 and 2000  (unaudited)                            2

         Consolidated Statements of Cash Flows for the nine months
          ended May 31, 2001 and 2000 (unaudited)                             3

         Notes to Consolidated Financial Statements (unaudited)               4

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                              7

         Results of Operations                                               11

         Liquidity and Capital Resources                                     17

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 2.  Changes in Securities                                               19

Item 3.  Defaults upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    19

Signature                                                                    20


                          Item 1. Financial Statements
                          ----------------------------

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 2001
                                   (Unaudited)

ASSETS
Current assets:
       Cash and cash equivalents (note 2)                             $      63,873
       Accounts receivable, net of allowance for
         doubtful accounts of $13,337                                       587,089
       Prepaid expenses                                                      28,622
       Inventory                                                            223,888
                                                                      --------------
                    Total current assets                                    903,472
                                                                      --------------

Capitalized computer software development costs,
         net of accumulated amortization  (note 3)                          371,664
Furniture and equipment, net  (note 4)                                       79,596
Other assets                                                                 13,257
                                                                      --------------
                    Total assets                                      $   1,367,989
                                                                      ==============


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Advance line of credit                                         $      99,016
       Accounts payable                                                     232,945
       Accrued payroll and other expenses                                   514,813
       Accrued warranty and service costs                                    44,169
       Deferred revenue                                                      11,662
       Current portion of capitalized lease obligations                      12,749
                                                                      --------------
                    Total current liabilities                               915,354
                                                                      --------------

Capitalized lease obligations, net of current portion                        24,684
                                                                      --------------
                    Total liabilities                                       940,038
                                                                      --------------

Shareholders' equity
       Preferred stock: $.001 par value, authorized
         10,000,000 shares, none issued and outstanding                           0
       Common stock: $.001 par value, authorized
         20,000,000 shares, issued and outstanding 3,408,331 (note 5)         3,408
       Additional paid-in capital                                         4,654,759
       Accumulated deficit                                               (4,230,216)
                                                                      --------------
                    Total shareholders' equity                              427,951
                                                                      --------------
                    Total liabilities and shareholders' equity        $   1,367,989
                                                                      ==============

      The accompanying footnotes are an integral part of these statements.


                                       SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             For the three and nine months ended May 31, 2001 and 2000
                                                    (Unaudited)

                                                             Three months ended             Nine months ended
                                                       --------------------------------------------------------------
                                                            05/31/01       05/31/00         05/31/01        05/31/00
                                                       --------------  -------------  ---------------  --------------
Net sales                                              $     974,166   $    742,520    $   3,094,915   $   2,648,385
Cost of sales                                                399,817        370,722        1,306,149       1,014,774
                                                       --------------  -------------  ---------------  --------------
Gross profit                                                 574,349        371,798        1,788,766       1,633,611
                                                       --------------  -------------  ---------------  --------------
Operating expenses:
       Selling, general & administration                     549,606        469,313        1,582,470       1,552,912
       Research and development                               87,161         69,706          269,762         234,204
                                                       --------------  -------------  ---------------  --------------
         Total operating expenses                            636,767        539,019        1,852,232       1,787,116
                                                       --------------  -------------  ---------------  --------------

Loss from operations                                         (62,418)      (167,221)         (63,466)       (153,505)
Other income (expenses):
       Interest revenue                                           24             57               75             371
       Interest expense                                       (5,496)        (4,009)         (17,230)        (12,772)
       Gain on disposal of assets                                  0          2,436                0           1,831
                                                       --------------  -------------  ---------------  --------------

Loss before provision for income taxes                       (67,890)      (168,737)         (80,621)       (164,075)
Provision (benefit) for income taxes                               0              0                0               0
                                                       --------------  -------------  ---------------  --------------

Net loss                                               $     (67,890)  $   (168,737)  $      (80,621)  $    (164,075)
                                                       ==============  =============  ===============  ==============

Basic net loss per common share                        $       (0.02)  $      (0.05)  $        (0.02)  $       (0.05)
                                                       ==============  =============  ===============  ==============
Diluted net loss per common share                      $       (0.02)  $      (0.05)  $        (0.02)  $       (0.05)
                                                       ==============  =============  ===============  ==============
Weighted average # of common shares
       outstanding                                         3,392,434      3,385,629        3,388,056       3,380,609
                                                       ==============  =============  ===============  ==============

                        The accompanying footnotes are an integral part of these statements.


                                     SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the nine months ended May 31, 2001 and 2000
                                                  (Unaudited)

                                                                              Nine months ended
                                                                          --------------------------
Cash flows from operating activities:                                      05/31/01        05/31/00
                                                                          ----------      ----------
       Net loss                                                           $ (80,621)      $(164,075)
       Adjustments to reconcile net loss to net cash
        provided by operating activities:
            Depreciation and amortization of furniture and equipment         46,274          50,171
            Amortization of capitalized software development costs          283,109         133,783
            Gain on disposals of furniture & equipment                            0           1,059
       (Increase) decrease in:
            Accounts receivable                                             (43,272)        127,583
            Inventory                                                       (65,570)         32,677
            Other assets                                                      9,899           1,990
       Increase (decrease) in:
            Accounts payable                                                 (6,113)         11,334
            Deferred revenue                                                (27,206)              0
            Accrued payroll and other expenses                                4,511           7,216
            Accrued warranty and service costs                                  149         (22,684)
                                                                          ----------      ----------
       Net cash provided by operating activities                            121,160         179,054
                                                                          ----------      ----------

Cash flows from investing activities:
       Purchase of furniture and equipment                                        0          (2,490)
       Capitalized computer software development cost                      (104,994)        (93,986)
                                                                          ----------      ----------
       Net cash used in investing activities                               (104,994)        (96,476)
                                                                          ----------      ----------

Cash flows from financing activities:
       Borrowed from line of credit, net                                          0             141
       Payments on line of credit, net                                          (62)              0
       Payments on capitalized lease obligations                            (12,266)        (24,595)
       Proceeds from exercise of stock options                               22,500           3,015
                                                                          ----------      ----------
       Net cash provided by (used in) financing activities                   10,172         (21,439)
                                                                          ----------      ----------

       Net increase in cash                                                  26,338          61,139
       Cash and cash equivalents, beginning of period                        37,535          52,323
                                                                          ----------      ----------
       Cash and cash equivalents, end of period                           $  63,873       $ 113,462
                                                                          ==========      ==========

Supplemental Information for the period ended 05/31/2000
       Equipment purchases by lease                                       $       0       $  16,086

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

Note 2: CASH AND CASH EQUIVALENTS
-------

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of May 31, 2001, the Company had no uninsured cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products, not exceeding three years. Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is recoverable through revenues. Any excess of development costs to expected net realizable value is expensed at that time. The Company expensed a total of $532,925 in the fiscal years 1999 and 1998 when it was determined that the capitalized amount relating to educational software was greater than net realizable value.

The Company also expensed $126,296 in the fiscal quarter ended February 28, 2001, to write off the capitalized portion of software development cost on one pharmaceutical software product called HelixGen(TM). HelixGen remains on the product development schedule; however, at this time, the company has decided to postpone its development in order to focus on its other core products.

Note 4: FURNITURE AND EQUIPMENT
-------

Furniture and equipment as of May 31, 2001 consisted of the following:

         Equipment                                            $104,236
         Computer equipment                                    268,100
         Furniture and fixtures                                 45,036
         Leasehold improvements                                 38,214
                                                              ---------
                                                               455,586
         Less accumulated depreciation                         375,990
                                                              ---------
                                                              $ 79,596
                                                              =========

Note 5: STOCKHOLDERS' EQUITY
-------

STOCK OPTION PLAN

In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock was reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that could be granted under the Option Plan to 500,000. Furthermore, the shareholders approved the number of shares to be granted under the Option Plan to be 1,000,000 shares in March 2000 and to be 1,250,000 shares in February 2001. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors.

As of May 31, 2001, a total of 1,234,794 shares have been issued to various employees at an exercise price of the fair market value or higher at the date of grant with five-year vesting periods. Also, a total of 4,206 shares have been issued to outside members of the Board of Directors at exercise prices ranging from $1.50 to $5.25 with a three-year vesting period. As of today, 2,300 options have been exercised.

The Company entered into an investor relations agreement during fiscal year 1999 for $4,000 per month and 30,000 stock options at an exercise price of $1, the fair market value on the date of grant. The agreement was terminated mutually as of March 31, 2001, and 22,500 stock options were exercised on May 4, 2001. The remainder of 7,500 stock options was forfeited.

ISSUANCE OF WARRANTS

In August and September 1996, the Company issued 100,000 and 150,000 warrants associated with two notes in the amount of $200,000 and $300,000, respectively, to purchase Common Stock. The warrants are exercisable at $4.00 per share and expire five years from the date of grant. To date, these warrants have not been exercised.

In January 1997, the Company entered into Subscription Agreements whereby the Company issued notes in the amount of $1,100,000 and issued 280,000 warrants to purchase common stock. The warrants are exercisable at $2.50 per share, are subject to a 12-month-lock-up period, and expire five years from the date of grant. To date, these warrants have not been exercised.

Note 6: INCOME TAXES
-------

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes."

Note 7: EARNINGS PER SHARE
-------

Effective May 31, 1998, the Company adopted SFAS No. 128 "Earnings Per Share." All prior periods presented have been restated to conform to SFAS No. 128.

       Item 2. Management's Discussion and Analysis or Plan of Operations
       ------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended May 31, 2001 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

GENERAL

BUSINESS
--------

Simulations Plus, Inc. (the "Company" or "Simulations Plus") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce two types of products: (1) Simulations Plus, incorporated in 1996, develops and produces simulation and mathematical modeling software for use in pharmaceutical research and for education, and also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program called Abbreviate! for the retail market.

DESCRIPTION OF SIMULATION SOFTWARE
----------------------------------

The types of simulation software produced by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical/metabolic degradation and absorption of orally-dosed drug compounds in the human gastrointestinal tract of humans and several laboratory animal species, and with additional inputs, the blood plasma concentration-time history of the drug after it reaches the central circulation. The Company is now completing the development of an important new extension module for GastroPlus, called the Metabolism and Transporter Module. This module will extend the basic simulation to include enzyme-specific metabolism in both the liver and the gastrointestinal tract, as well as to include the effects of transporter proteins that line the intestinal tract and serve to promote or inhibit drug absorption. The Company's QMPRPlus(TM) program estimates the value of several important physicochemical characteristics of new drug-like molecules with only the structure of the molecule as input. The Company's award-winning FutureLab(TM) science experiment simulations for middle school and high school students incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc.), and allow students to design and conduct their own experiments in a virtual laboratory environment.

The development of simulation software involves identifying and understanding the underlying chemistry, physics, biology, and physiology of the processes to be simulated, breaking those processes down into the lowest practical level of individual sub-processes at which the behaviors can be well-represented mathematically, developing appropriate mathematical relationships/equations, and converting them into computer subroutines. The software subroutines representing these individual processes are then assembled into an overall simulation program, with appropriate coordination between modules and design of user-friendly inputs and outputs. The predictions of these programs are then compared to known results in order to determine the validity of the models and to calibrate the simulations to produce useful tools for predicting new results.

PRODUCTS
--------

The Company's pharmaceutical software provides cost-effective solutions to a number of problems in pharmaceutical research as well as in the education of pharmacy and medical students. The Company's software products and services to date are focused on the area of pharmaceutical research known as ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity). The Company released its first pharmaceutical software product, GastroPlus, in August 1998 and received enthusiastic interest from researchers in large pharmaceutical companies such as Astra-Zeneca, Pfizer, Pharmacia, The Roche Group, and SmithKline Beecham. An Optimization Module was released in November 1998. Two additional modules, IVIV Correlation and PKPlus(TM) were released on November 7, 2000. The Metabolism and Transporter Module is expected to be released early in the 4th quarter of this fiscal year. The majority of new sales now include additional modules, generating additional revenue. GastroPlus has become the "gold standard" for simulation of oral drug absorption and pharmacokinetics, and is in use throughout the industry in the U.S., Japan, and Europe. Recent sales have included a number of drug delivery companies (companies that design the actual tablet or capsule for a drug that was usually developed by another company). Although these companies are smaller than the pharmaceutical giants, they can realize significant cost and timesaving through accurate simulation of their drug delivery technologies, and the Company believes this part of the industry represents major growth potential for GastroPlus.

QMPRPlus (Quantitative Molecular Permeability Relationships), which can be used as a companion program to GastroPlus or by itself, takes as inputs the structures of molecules, and provides estimates for human effective permeability, octanol-water partition coefficient (logP), solubility, and diffusivity - all inputs to GastroPlus. QMPRPlus thereby extends the utility of GastroPlus into early drug discovery, during which pharmaceutical companies may not have even made many of the molecules that have been identified as potential drug candidates. The Company recently completed the development of a new permeability model for a special line of cell culture experiments using Manin-Darby Canine Kidney (MDCK) cells under contract to the Affymax Research Institute, a division of GlaxoSmithKline. This unique model, based on high quality data for over 300 compounds from Affymax's laboratories, was presented at the American Chemical Society meeting in San Diego during the week of April 2, 2001. The Company also completed the development of a blood-brain barrier permeation model, and updated all earlier models with enhanced artificial neural network predictions, further enhancing the value of QMPRPlus to its customers. By providing estimates of physicochemical properties from structure alone, QMPRPlus, by itself or coupled with GastroPlus, allows researchers to rank order large numbers of candidate compounds in terms of their potential for human intestinal absorption. Because pharmaceutical companies are dealing with millions of compounds per year, and because the area of ADMET has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity.

As of May 31, 2001, the Company had a total of more than 70 individual software licenses at 25 pharmaceutical companies in 9 countries on 3 continents (several mergers have affected the number of companies over the years without reducing the number of licenses). In addition, the Company is in discussions with several pharmaceutical companies regarding contract study services, customized software, or both. The Company continues to enjoy a very high renewal rate for its annual licenses, with most customers adding modules and/or licenses at the time of renewal. The combination of the annual license business model, the steady development of new additional cost modules for both core products, and new sales all serve to compound the Company's growth.

In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. As a part of this License Agreement, the Company is also receiving consulting assistance in the development and further enhancement of the simulation model from TSRL staff, including Dr. Gordon Amidon and Dr. John Crison. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise, combined with the Company's now well-developed and continually growing expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus becoming recognized as a unique simulation and analysis capability within the pharmaceutical industry. The Company is aware that other companies began to develop similar software; however, management believes there has not been any significant direct competition for GastroPlus at this time. The Company believes that the addition of the Metabolism and Transporter Module and the accompanying upgrade of the core simulation in Version 3.0, to be released early in the 4th quarter, are a major advance in the state-of-the-art of oral drug absorption and pharmacokinetics analysis. The Company's recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that Company staff members are now invited speakers at numerous scientific meetings worldwide.

CONTRACT RESEARCH SERVICES
--------------------------

The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. The Company has performed five study contracts for both major and smaller pharmaceutical companies, and currently has outstanding quotations for additional studies at the request of several customers. These studies provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. Management expects the number and size of study contracts, which can include custom software development, to continue to increase in the future.

PRODUCT DEVELOPMENT
-------------------

In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus and QMPRPlus, as well as a third program called HelixGen(TM), which predicts the 3-dimensional receptor structure of certain transmembrane proteins known as G-protein coupled receptors (GPCR's). These development efforts include:

(1) Metabolism and Transporter Module
-------------------------------------

The Metabolism and Transporter Module will extend the simulation within GastroPlus to include greater detail for the effects of certain metabolic processes on drug molecules, the effects of certain transporter proteins in intestinal cells that either return a drug molecule back to the intestinal contents ("efflux"), or serve to move the drug molecule rapidly into intestinal cells ("influx"). Metabolism refers to the actions of certain enzymes, present primarily within intestinal cells, blood, and liver, that changes a drug molecule either by cleaving part of it away or by adding other atoms to it. This effect usually renders a drug molecule ineffective as a drug, but sometimes can turn a molecule into a useful drug product after the original molecule (in this case called a "prodrug") has been absorbed. Transporter proteins are proteins that serve to carry a drug molecule rapidly into and/or through, or back out of ("efflux") an intestinal cell, resulting in a significant increase or decrease in permeability. Metabolism and transport are important processes for certain types of drug molecules, so there is considerable interest within the pharmaceutical industry in modeling (simulating) the mechanisms by which these processes occur during and subsequent to intestinal absorption of drug molecules. The Metabolism and Transporter Module is in final testing and release is expected early in the fourth quarter of fiscal year 2001 (release was announced on June 27, 2001).

(2) HelixGen(TM)
----------------

HelixGen is a program that is designed to predict the 3-dimensional geometry (i.e., the position of each atom) of a special class of transmembrane proteins known as G-protein coupled receptors (GPCR's). This type of protein serves as a channel for passage of certain molecules through the walls of nerve cells and other cells, and is a target for the majority of neurogenic drugs. Drugs that bind to these sites can prevent the flow of molecules into and out of the cell, and in so doing may relieve pain, reduce tremors, improve memory, or affect other such nerve-related functions. The ability to predict the geometry of these proteins in the computer will enable researchers to identify likely new drug molecules that could bind to these sites prior to actually synthesizing molecules for experimental testing. Development of HelixGen was postponed in order to focus on the improvements to GastroPlus and QMPRPlus described above. Development of the program is expected to resume in FY 2001. Because of accounting standards, and the postponement of development activities on this program, the Company was required to expense $126,296 in the 2nd fiscal quarter to write off all of the previously capitalized software development costs for HelixGen.

(3) DDDPlus(TM)
---------------

The Company initiated the Consortium for Dissolution Prediction in April 2000. The purpose of this consortium is to develop a predictive software simulation called DDDPlus, which will simulate the disintegration and dissolution of tablets and capsules in an IN VITRO (laboratory) experiment. The Company received indications of interest in joining this consortium from several companies, and is continuing to pursue its formation. Initial computer program development was begun in early calendar 2000, but has been on hold because of higher priorities with GastroPlus and QMPRPlus. Work on both the Consortium for Dissolution Prediction and the DDDPlus program are expected to resume in 2001. Walter Woltosz, the Chief Executive Officer of the Company was invited to make a presentation directly related to this area of technology at the Dissolution Testing conference in the Washington, D.C., area on November 30-December 1, 2000.

DISABILITY PRODUCT DEVELOPMENT
------------------------------

The Company's wholly owned subsidiary, Words+, Inc. has been an industry technology leader for nearly 20 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. The Company will continue to enhance its major software products, E Z Keys and Talking Screen, as well as its growing line of hardware products. The Company has begun developing versions of its software products for the new Microsoft XP operating system, which is expected to be released later this year. The Company will also consider acquisitions of other products, businesses and companies that are complementary to its existing augmentative and alternative communication and computer access business lines.

As of January 1, 2001, the U.S. Medicare program initiated coverage of augmentative and alternative communication (AAC) devices. In addition, effective July 1, 2001, the agency is eliminating the 24-month waiting period previously required for amyotrophic lateral sclerosis (ALS - or "Lou Gehrig's disease") patients to receive Medicare benefits. These important developments are expected to result in a significant increase in the overall AAC market in the U.S., as potentially tens of thousands of patients will be eligible to receive funding for communication devices. Words+ has developed a unique version of its Freedom 2000 communication system, called the Freedom 2001E, to meet the requirements of the Medicare policy for dedicated communication systems.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2001 AND 2000.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                           Three Months Ended
                                     ---------------------------------------------------------------
                                                05/31/01                        05/31/00
                                     ---------------------------------------------------------------
Net sales                                      $974          100.0%            $742           100.0%

Cost of sales                                   400           41.1              370            49.9
                                     ---------------------------------------------------------------
Gross profit                                    574           58.9              372            50.1
                                     ---------------------------------------------------------------
Selling, general and administrative             550           56.5              469            63.2
Research and development                         87            8.9               70             9.4
                                     ---------------------------------------------------------------
Total operating expenses                        637           65.4              539            72.6
                                     ---------------------------------------------------------------
Loss from operations                            (63)          (6.5)            (167)          (22.5)
Interest expense                                 (5)          (0.5)              (4)           (0.5)
Gain on disposal of assets                        0              0                2             0.3
                                     ---------------------------------------------------------------
Net loss                                       $(68)          (7.0)%          $(169)          (22.8)%
                                     ===============================================================

NET SALES

Consolidated net sales increased $232,000, or 31.3%, to $974,000 in the third fiscal quarter of 2001 from $742,000 in the third fiscal quarter of 2000. Simulations Plus, Inc.'s sales from pharmaceutical and educational software increased approximately $162,000, or 113.2%, and Words+, Inc.'s sales increased approximately $70,000, or 11.7% for the quarter. Management attributes the increase in consolidated net sales to strong and continuous growth in Pharmaceutical software sales and Words+, Inc.'s revenue generated from its "TuffTalker" product, which replaced its predecessor, PegasusLITE(TM) in July 2000.

COST OF SALES

The Company reclassified freight-out expenses as a part of cost of sales starting with this fiscal year. Accordingly, last year's cost of sales was restated reflecting this change in order to provide a fair comparison between the third quarters of 2001 and 2000.

The consolidated cost of sales increased $30,000, or 8.1%, to $400,000 in the third fiscal quarter of 2001 from $370,000 in the third fiscal quarter of 2000, however the percentage of cost of sales decreased by 8.8%. For Simulations Plus, the cost of sales increased $9,000, or 10.5%, associated with higher sales volume. The percentage of cost of sales decreased by 28.9% due primarily to the decrease in the systematic amortization of capitalized software cost. For Words+, the cost of sales increased $21,000 or 7.0%, however the percentage of cost of sales decreased by 2.0%. Increases in labor cost and warranty expense were offset by decreases in freight-out expense, resulting in a fairly constant percentage of cost of sales between the third fiscal quarters of 2001 and 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $81,000, or 17.3%, to $550,000 in the third fiscal quarter of 2001 from $469,000 in the third fiscal quarter of 2000. For Simulations Plus, selling, general and administrative expenses increased $45,000, or 28.9% primarily due to increases in payroll expense and payroll-related expenses, such as 401k, payroll tax and insurances, and legal and accounting expense. For Words+, expenses increased $36,000, or 11.2%, due to increases in selling expenses, such as commissions and travel expenses, and increase in wages and payroll-related expenses.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $126,000 of research and development costs for the both companies during the third quarter of 2001. Of this amount, $39,000 was capitalized and $87,000 was expensed in this period. In the third quarter of 2000, the Company incurred $108,000 of research and development costs, of which $38,000 was capitalized and $70,000 was expensed. The increase of $18,000, or 16.7% in research and development expenditure from the third quarter of 2000 to the third quarter of 2001 was due to expanded staff in research and development, thus increasing wages and associated payroll expenses.

LOSS FROM OPERATIONS

During the third fiscal quarter of 2001, the Company incurred a loss of approximately $63,000, as compared to a loss of $167,000 for the same period in the fiscal year 2000. Management attributes the decrease in net loss from operations to increased sales which outweighed increased cost of sales, selling, general and administrative expenses and research and development expenses

INTEREST EXPENSE

Interest expense for the third fiscal quarter of 2001 increased by $1,000, to $5,000 from $4,000 in the third fiscal quarter of 2000. This increase is attributable primarily to financial charges on credit card purchases.

GAIN ON DISPOSAL OF ASSETS

During the third fiscal quarter of 2000, the Company recorded a net gain of $2,000 when an insurance claim was settled for stolen equipment. The gain was calculated as net proceeds minus book value. There was no such gain in the fiscal 2001.

NET LOSS

The consolidated net loss for the three months ended May 31, 2001 decreased by $101,000, to a loss of $68,000 in the third fiscal quarter of 2001 compared to a loss of $169,000 in the third fiscal quarter of 2000. Management attributes this decrease primarily to increased sales which outweighed increases in cost of sales, selling, general and administrative expenses, research and development expenses and interest expense.


COMPARISON OF NINE MONTHS ENDED MAY 31, 2001 AND 2000.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; Please refer to the Company's consolidated statements of operations.)

                                                               Nine Months Ended
                                          ------------------------------------------------------------
                                                      05/31/01                         05/31/00
                                          ------------------------------------------------------------
Net sales                                     $3,095           100.0%          $2,648           100.0%

Cost of sales                                  1,306            42.2            1,015            38.3
                                          ------------------------------------------------------------
Gross profit                                   1,789            57.8            1,633            61.7
                                          ------------------------------------------------------------
Selling, general and administrative            1,582            51.1            1,553            58.6
Research and development                         270             8.7              234             8.8
                                          ------------------------------------------------------------
Total operating expenses                       1,852            59.8            1,787            67.5
                                          ------------------------------------------------------------
Loss from operations                             (63)           (2.0)            (154)           (5.8)
Interest expense                                 (17)           (0.5)             (13)           (0.5)
Gain on disposal of assets                         0               0                2             0.1
                                          ------------------------------------------------------------
Net loss                                        $(80)           (2.6)%          $(164)           (6.2)%
                                          ============================================================

NET SALES

Consolidated net sales increased $447,000 or 16.9%, to $3,095,000 for the nine months ended May 31, 2001 compared to $2,648,000 for the nine months ended May 31, 2000. Simulations Plus, Inc.'s sales increased approximately $138,000, or 18.1%, and Words+, Inc.'s sales increased approximately $309,000, or 16.4% for the nine months ended May 31, 2001. Management attributes the increase in consolidated net sales to the continuous strong sales growth in pharmaceutical software and Words+, Inc.'s revenue generated from its "TuffTalker" product, which replaced its predecessor, PegasusLITE(TM) in July 2000.

COST OF SALES

The Company reclassified freight-out expenses as a part of cost of sales starting with this fiscal year. Accordingly, last year's cost of sales was restated reflecting this change in order to provide a fair comparison between the third quarters of 2001 and 2000.

Consolidated cost of sales increased $291,000, or 28.7%, to $1,306,000 in the third fiscal quarter of 2001 from $1,015,000 in the third fiscal quarter of 2000. The percentage of cost of sales increased by 3.9%. For Simulations Plus, the cost of sales increased $140,000, or 61.2%. Part of the increase in amortization was due to the fact that the Company was required to expense $126,296 in the second fiscal quarter for the capitalized development cost of HelixGen because its development was postponed. For Words+, the cost of sales increased $151,000, or 19.2% due to sales increase. The change in percentage of cost of sales between the nine months operations ended May 31, 2001 and 2000 is an increase of 1.0% indicating that a relatively constant margin has been maintained.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $29,000, or 1.9%, to $1,582,000 for the nine months ended May 31, 2001 from $1,553,000 for the nine months ended May 31, 2000. For Simulations Plus, selling, general and administrative expenses increased $19,000, or 3.3% primarily due to increases in printing, advertising, legal and accounting fees, overseas taxes associated with sales, and salaries and payroll-related expenses such as 401k, insurance and payroll tax expenses. These increases outweighed decreased travel expenses which were realized in part by obtaining free airfares using mileage points, and reduction in public relations fees. For Words+, expenses increased $10,000, or 1.1%, due to increases in salaries and wages and payroll-related expenses. These increases were offset by reducing telephone expense significantly by changing long distance carriers, resulting in relatively constant overall expenses.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $375,000 of research and development costs for both companies for the nine months ended May 31, 2001. Of this amount, $105,000 was capitalized and $270,000 was expensed in this period. In the same period of 2000, the Company incurred $329,000 of research and development costs, of which $95,000 was capitalized and $234,000 was expensed. The increase of $46,000, or 14.0% in research and development expenditures for the nine months ended May 31, 2001 compared to the same period of 2000 was due to expanded research and development staff, thus increasing wages and associated payroll expenses.

LOSS FROM OPERATIONS

The Company incurred a net loss from operations of approximately $63,000, as compared to a loss of $154,000 for the same period in the fiscal year 2000. Management attributes the decrease in net loss from operations to increased sales which outweighed increased cost of sales and selling, general and administrative expenses, and research and development expense.

INTEREST EXPENSE

Interest expense for the nine months ended May 31, 2001 increased by $4,000, or 30.8%, to $17,000 from $13,000 for the nine months ended May 31, 2000. This increase is attributable primarily to financial charges on credit card purchases.

GAIN ON DISPOSAL OF ASSET

During the second and third fiscal quarters of 2000, the Company recorded a net gain of $2,000 when insurance claims were settled for stolen equipment. The gain was calculated as net proceeds minus book value. There was no such gain in fiscal 2001.

NET LOSS

Net loss for the nine months ended May 31, 2001 decreased by $84,000, or 51.2%, to a loss of $80,000 for the nine months ended May 31, 2001 compared to a loss of $164,000 for the nine months ended May 31, 2000. Management attributes this decrease primarily to increased sales which outweighed increases in cost of sales, selling, general and administrative expenses, research and development expense, and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flow from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, and accruing and not paying full salaries to certain executive officers and managers.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The outstanding balance under the revolving line of credit as of May 31, 2001 was $99,000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries are accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position. As of this time, only the Company's CEO and CFO are receiving reduced salaries, with the unpaid amounts being accrued. As of May 31, 2001, the amount of accrued and unpaid salaries due to the Company's executive officers and managers was $352,000.

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

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
-------           -----------------

                  In the normal course of business, the Company is subject to various lawsuits and claims. The Company believes that the final outcomes of these matters, either individually or in the aggregate, will not have a material effect on the financial statements. The Company is not involved in any such litigation at this time.

Item 2.           Changes in Securities
-------           ---------------------

                  None.

Item 3.           Defaults Upon Senior Securities
-------           -------------------------------

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

                  None.

Item 5.           Other Information
-------           -----------------

                  None.

Item 6.           Exhibits and Reports on form 8-K
-------           --------------------------------

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  July 03, 2001                                     Simulations Plus, Inc.


                                                         By:  /s/ Momoko Beran
                                                         -----------------------
                                                         Momoko Beran
                                                         Chief Financial Officer