Form 10KSB
period 2001-08-31
SIMULATIONS PLUS INC
filed 2001-11-29
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended August 31, 2001 or

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
                                    Yes      x                No
                                        -------------            ---------------

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended August 31, 2001 were approximately $3,915,000.

         As of November 19, 2001, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $1,268,000 based upon the average closing bid and asked price of such stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of shareholders are incorporated herein by reference into
Part III.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

Table of Contents

                                                                            Page
                                                                            ----
PART I.

Item 1.  Description of Business                                               1

Item 2.  Description of Property                                              14

Item 3.  Legal Proceedings                                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

PART II.

Item 5.  Market for Common Stock and Related Stockholder Matters              15

Item 6.  Management's Discussion and Analysis or Plan of Operation            16

Item 7.  Financial Statements                                                 22

Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         22

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
                  Compliance with Section 16(a) of the Exchange Act           23

Item 10. Executive Compensation                                               23

Item 11. Security Ownership of Certain Beneficial Owners and Management       23

Item 12. Certain Relationships and Related Transactions                       23

Item 13. Exhibits and Reports on Form 8-K                                     23

           Signatures                                                         26

           Financial Statements                                              F-1

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Annual Report ("Annual Report") on Form 10-KSB for the year ended August 31, 2001 (the "Form 10-KSB"). In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS
GENERAL
--------------------------------------------------------------------------------

         Simulations Plus, Inc. (the "Company" or "Simulations Plus") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce two classes of products: (1) Simulations Plus, incorporated in 1996, develops and produces simulation and mathematical modeling software for use in pharmaceutical research and for education, and also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program called Abbreviate! for the retail market.

DESCRIPTION OF SIMULATION SOFTWARE
         The types of simulation software produced by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical/metabolic degradation and absorption of orally-dosed drug compounds in the gastrointestinal tract of humans and several laboratory animal species, and with additional inputs, it also simulates the blood plasma concentration-time history of the drug after it reaches the central circulation. The Company recently completed the development of, and has now begun to sell licenses for, an important new extension module for GastroPlus, called the Metabolism and Transporter Module. This module extends the basic simulation to include enzyme-specific metabolism in both the liver and in intestinal walls, as well as the effects of transporter proteins that line the intestinal tract and serve to promote or inhibit drug absorption. The Company's QMPRPlus(TM) program estimates the values of several important physicochemical characteristics of new drug-like molecules with only the structures of the molecules as input. Recent additions to this program include the prediction of permeability in a special line of cells called MDCK cells. This predictive model was developed during the past fiscal year under a funded collaboration with the Affymax Research Institute. Two new important predicted properties were also added to QMPRPlus: plasma protein binding and volume of distribution. The Company's award-winning FutureLab(TM) science experiment simulations for middle school and high school students incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, ideal gases, acid/base titration, etc.), and allow students to design and conduct their own experiments in a virtual laboratory environment. Although development of FutureLab software was discontinued in 1998, low-level sales continue through distributors in the U.S., U.K. Australia, and New Zealand.

         The development of simulation software involves (1) identifying and understanding the underlying chemistry, physics, biology, and physiology of the processes to be simulated, (2) breaking those processes down into the lowest practical level of individual sub-processes at which the behaviors can be well-represented mathematically, (3) developing appropriate mathematical relationships/equations, and (4) converting them into computer subroutines. The software subroutines representing these individual processes are then assembled into an overall simulation program, with appropriate coordination between modules and design of user-friendly interface for inputs and outputs. The predictions of these programs are then compared to known results in order to calibrate the simulations and to demonstrate the validity of the models as useful tools for predicting new results.

PHARMACEUTICAL SIMULATION SOFTWARE
--------------------------------------------------------------------------------

PRODUCTS:
         The Company's pharmaceutical software provides cost-effective solutions to a number of critical problems in pharmaceutical research, and also serves in the education of pharmacy and medical students. The Company's software products and services to date are focused on the area of pharmaceutical research known as ADMET (Absorption, Distribution, Metabolism, Elimination, and Toxicity). The Company released its first pharmaceutical software product, GastroPlus, in August 1998 and immediately received enthusiastic interest from researchers in large pharmaceutical companies such as Astra, Glaxo Wellcome, Pfizer, Pharmacia, The Roche Group, SmithKline Beecham and Zeneca. Since then, 19 of the world's 20 largest pharmaceutical companies and a number of smaller companies have licensed the Company's software. Some of these companies have merged to become single companies (e.g., AstraZeneca and GlaxoSmithKline), which give the appearance of fewer customers, but the Company's software is licensed by geographic location, so there was no actual financial loss. An Optimization Module for GastroPlus was released in November 1998. Two additional modules, IVIV Correlation and PKPlus(TM) were released in November 2000. The Metabolism and Transporter Module was released in June 2001. The majority of new sales now include these additional extra-cost modules, contributing significantly to revenue growth. GastroPlus has now become the "gold standard" for simulation of oral drug absorption and pharmacokinetics, and is in use throughout the industry in the U.S., Japan, and Europe. Recent sales have included a number of drug delivery companies (companies that design the actual tablet or capsule for a drug that was usually developed by another company). Although these companies are smaller than the pharmaceutical giants, they can realize significant savings in cost and time through accurate simulation of their drug delivery technologies, and the Company believes this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus.

         QMPRPlus (Quantitative Molecular Permeability Relationships), which can be used as a companion program to GastroPlus or by itself, takes as inputs the structures of molecules, and provides estimates for human effective permeability, octanol-water partition coefficient (logP), solubility, diffusivity, blood-brain barrier penetration, plasma protein binding, and volume of distribution. Most of these are inputs to GastroPlus. QMPRPlus thereby extends the utility of GastroPlus into early drug discovery, during which pharmaceutical companies may not have even made many of the molecules that have been identified as potential drug candidates. The Company recently completed the development of a new permeability model for a special line of cell culture experiments using Manin-Darby Canine Kidney (MDCK) cells under contract to the Affymax Research Institute, at the time a division of GlaxoSmithKline. This unique model, based on high quality data for over 300 compounds from Affymax's laboratories, was presented at the American Chemical Society meeting in San Diego during the first week of April 2001. The Company also completed the development of the blood-brain barrier permeation model during this fiscal year, as well as the plasma protein binding and volume of distribution model, and it updated all earlier models with enhanced artificial neural network predictions. By providing estimates of physicochemical properties from structure alone, QMPRPlus, by itself or coupled with GastroPlus, allows researchers to rank order large numbers of candidate compounds in terms of their potential for human intestinal absorption. Because pharmaceutical companies are dealing with many millions of compounds per year, and because the area of ADMET has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity.

         In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. As a part of this License Agreement, the Company is also receiving consulting assistance in the development and further enhancement of the GastroPlus absorption simulation model from TSRL staff, including Dr. Gordon Amidon and Dr. John Crison. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise, combined with the Company's now well-developed and continually growing expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus becoming recognized as the standard for oral drug absorption simulation and analysis within the pharmaceutical industry. The Company is aware that other companies began to develop similar software; however, management believes there has not been any significant direct competition for GastroPlus at this time. The Company believes that the addition of the Metabolism and Transporter Module and the accompanying upgrade of the core simulation in Version 3.0, which was released in June 2001, are a major advance in the state-of-the-art of oral drug absorption and pharmacokinetics analysis. The Company's recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that Company staff members have been invited speakers at over 20 prestigious scientific meetings worldwide in the past year alone.

CONTRACT RESEARCH SERVICES:
         The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. The Company continues to perform study contracts for both major and smaller pharmaceutical companies. These studies provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. Management also found that these studies are very beneficial to the Company to validate and enhance its products by studying actual data in the pharmaceutical industry and comparing with IN-SILICO results. The company is currently negotiating two new study contracts to analyze drugs that are now in clinical trials.

PRODUCT DEVELOPMENT:
         In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus and QMPRPlus, as well as a third program called HelixGen(TM), which predicts the 3-dimensional receptor structure of certain transmembrane proteins known as G-protein coupled receptors (GPCR's). Although some of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1) PDPlus(TM) Module
---------------------
         The PDPlus Module for GastroPlus has already been implemented in a simplified form to use in demonstrations and presentations. The prior versions of GastroPlus dealt with absorption and pharmacokinetics (what happens to the drug when it gets into the body). PDPlus calculates the pharmacodynamics (what happens to the body when the drug gets into the body) for the drug - what kind of therapeutic effect does it produce to treat a disease. This is an important new capability because it opens up the market to researchers who deal in late stage clinical trials, and who perform PK/PD (pharmacokinetic/pharmacodynamic) analyses routinely. Until now, these analyses were performed using models that treated absorption and its related process with very simplified models. With PDPlus in GastroPlus, researchers will be able to perform highly sophisticated simulations and analyses to determine the complex interactive effects of factors that change the amount of drug that is absorbed and how fast it is metabolized after it is absorbed. These can result in significant variations in pharmacodynamic effect, yet researchers have not had tools capable of assessing these effects in the past. This additional-cost module is expected to be released early in calendar year 2002.

(2) Multiple Particle Size Dissolution Model
--------------------------------------------
         The current dissolution model in GastroPlus uses a single particle size. While this model has well represented most tablets, capsules, and suspensions we have dealt with to date, formulation researchers know that real dosage forms do not consist of particles that are all one size. Instead, there is a distribution of particle sizes over some range from smaller than the average size to larger than the average size. Smaller particles dissolve faster than larger particles. This new model will become a part of the standard GastroPlus simulation and will be provided to users as part of the upgrades included in their annual license fees.

(3) QMPRPlus(TM) upgrades
-------------------------
         We will add new molecular descriptors and new predicted ADMET properties to the QMPRPlus(TM) program, and we will add the ability for researchers to add their own data to refine the predictions for ADMET properties. We are negotiating with several companies to develop additional models based on their experimental data. These models may be proprietary to each company, or they may result in additional predictions that can be licensed to other users, as we did with the MDCK model developed under contract to Affymax.

(4) HelixGen(TM)
----------------
         HelixGen is a program that is designed to predict the 3-dimensional geometry (i.e., the position of each atom) of a special class of transmembrane proteins known as G-protein coupled receptors (GPCR's). This type of protein serves as a channel for passage of certain molecules through the walls of nerve cells and other cells, and is a target for the majority of neurogenic drugs. Drugs that bind to GPCR's can prevent the flow of certain molecules into and out of the cell, and in so doing may relieve pain, reduce tremors, improve memory, or affect other such nerve-related functions. The ability to predict the geometry of GPCR's in the computer will enable researchers to identify likely new drug molecules that could bind to them prior to actually synthesizing the molecules for experimental testing. Development of HelixGen was postponed in order to focus on the improvements to GastroPlus and QMPRPlus described above. Development of the program is expected to resume at some time in the future when resources and priorities allow. Because of accounting standards, and the postponement of development activities on this program, the Company was required to expense $126,296 in the 2nd quarter of FY2001 to write off all of the previously capitalized software development costs for HelixGen.

MARKETING AND DISTRIBUTION:
         The Company markets its pharmaceutical simulation software products, and research services based on its simulations, to pharmaceutical and biotech companies, and to various companies that serve them, through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through its web pages on the Internet, and to its compiled database of prospect and customer names. The Company's scientific team is also its sales and marketing team. The Company believes that this is more effective than a separate sales team for several reasons: (1) customers appreciate talking directly with developers who can answer a wide range of technical questions about methods and features, (2) our scientists benefit from direct customer contact through gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through scientist-to-scientist contact are stronger than through salesperson-to-scientist contacts. The Company also uses its web pages on the Internet for such activities as providing product information, providing software updates, and as a forum for user feedback and information exchange.

         In August 1998, the Company signed a distribution agreement with Teijin Systems Technology Ltd. (TST), a division of Teijin Limited of Tokyo, Japan. On April 1, 2001 TST merged with the Infocom Corporation of Japan. Although a new agreement has not yet been signed, for the interim, the companies have continued to operate more or less as before. One exception is that now Infocom pays the travel costs for Simulations Plus personnel to assist in Infocom's marketing and sales activities in Japan. Under the terms of the TST agreement, TST received exclusive distribution rights to Simulations Plus' GastroPlus(TM) and QMPRPlus(TM) software for pharmaceutical research and education in Japan. Sales in Japan have been strong, increasing approximately 67% during fiscal 2001 over such sales in fiscal 2000, accounting for approximately 22% of all FY 2001 pharmaceutical software revenues. There are now over ten Japanese companies using Simulations Plus software.

PRODUCTION:
         The Company's major pharmaceutical software products are designed and developed by its development team at its Lancaster, California facility. The chief materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house. Robotic CD burner technology along with in-house graphic art and engineering talent enable the Company to run this production in the most cost efficient way.

COMPETITION:
         In providing simulation-software-based screening, testing and research services to the pharmaceutical industry, and in marketing simulation software for these purposes, the Company competes against a number of established companies that provide screening, testing and research services and products to these industries that are not based on simulation software. There are also software companies whose products do not compete directly, but are sometimes closely related. The Company's competitors in this field include companies with financial, personnel, research and marketing resources that are greater than those of the Company. While management believes there is currently no significant competitive threat to GastroPlus or QMPRPlus, competition should be expected at some time in the future. The Company is aware of a few other companies that are presently developing simulation software or simulation-software-based services to the pharmaceutical industries for the purposes of screening compounds.

         Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing some of this work. Smaller companies need to outsource a greater percentage of this research.

         The Company is not aware of any significant competition in the area of gastrointestinal absorption simulation. The Company is aware of one other company Lion Biosciences AG in Germany, which recently acquired Trega Biosciences of San Diego, that offers an absorption simulation called iDEA(TM). Information obtained by the Company indicates that this simulation requires specific experimental data that must be obtained through experiments with actual compound material for accurate results. The Company believes it has identified all former and current pharmaceutical companies who have licensed the iDEA software, including the original consortium members that participated in its development when it was part of Navicyte and Trega. At this time, every such company has licensed GastroPlus in at least one, if not all, of its divisions.

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

EDUCATIONAL SIMULATION SOFTWARE
--------------------------------------------------------------------------------

PRODUCTS:
         The Company's educational software products, which have won awards from educational software testers, include simulations of laboratory experiments for Physical Science and Chemistry courses under the umbrella name FutureLab(TM). The Company released its first three FutureLab(TM) titles in May 1997 (OPTICS FOR PHYSICAL SCIENCE, GRAVITY FOR PHYSICAL SCIENCE, and CIRCUITS FOR PHYSICAL SCIENCE), and a new title, IDEAL GAS FOR CHEMISTRY in November 1997, all for Windows-based computers. In August 1998, after a conversion effort that took over one year for some labs, the Company released new versions of all of these titles as well as UNIVERSAL GRAVITATION FOR PHYSICAL SCIENCE for both Windows and Macintosh computers. Macintosh computers are said to account for 40% or more of the educational market.

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

PRODUCT DEVELOPMENT:
         In the area of educational simulations, the Company decided to freeze R&D activities after finishing the latest title, TITRATION FOR CHEMISTRY. Current sales from FutureLab continue through a network of over 30 distributors; however, revenues are not sufficient to provide support for continued development of educational software.

MARKETING AND DISTRIBUTION:
         The Company markets its science experiment simulation software products through software resellers and its Internet web page. As of August 1999, the Company reduced its marketing efforts in this area in order to concentrate its resources on the pharmaceutical software market. The Company is relying on its resellers to provide the majority of the marketing and sales efforts for its educational software products. FutureLab sales have continued through these distributors.

PRODUCTION:
         The Company's educational software products were designed and developed by its development team at its Lancaster, California facility. The chief materials and components used in simulation software products include CD-ROMs and instruction books which are produced in-house.

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

DISABILITY PRODUCTS
--------------------------------------------------------------------------------

PRODUCTS:
         The Company's wholly owned subsidiary, Words+, Inc. has been in business since 1981. Words+ is a technology leader in designing and developing augmentative and alternative communication (AAC) computer software and hardware devices for persons who cannot speak due to physical disabilities. Words+ also produces computer access products that enable physically disabled persons to operate a personal computer, as well as to communicate, through movements as slight as the blink of an eye. Words+ developed and produces the software for the computerized communication system used by world-famous theoretical astrophysicist Professor Stephen Hawking, Lucasian Professor of Mathematics at the University of Cambridge in England, and the author of the best-selling book A BRIEF HISTORY OF TIME. Words+ markets its products throughout the United States and to other countries through a direct sales staff and independent dealers and resellers. Words+ introduced a fully integrated, portable, lightweight personal-computer-based communication system that is meeting favorable market acceptance. In fiscal 2001, Words+ developed a dedicated device version of its Freedom 2000 communication system that satisfies Medicare's requirements for a communication system that does not have normal computer functions. Orders for this system are now being shipped. This system, designated Freedom 2001E, and based on Panasonic notebook computers, provides only communication functionality, and is not able to be used as a standard computer. This is a requirement of Medicare, which has a policy of not funding computers. The Company believes this is an unfortunate policy, because disabling the standard computer functions of the system actually results in a higher cost and less functionality for the user. Management believe that Medicare will someday realize that having computer functions such as e-mail and Internet access are also forms of communication and if they can be provided at no additional cost, they should not be disabled in the best interests of the disabled user.

E Z Keys for Windows(TM)
------------------------
         One of the Company's primary software products is E Z KEYS FOR WINDOWS ("E Z KEYS(TM)"), which is a program that operates on a Windows-based personal computer. When coupled with specially designed input devices, E Z KEYS enables even severely physically disabled persons to operate a personal computer, to generate voice messages through a voice synthesizer, and to operate most Windows-based software application programs. Input motion by the user can be through a standard keyboard, joystick, or mouse, or it can be as slight as the blink of an eye, or even simple eye movement by persons who cannot blink. E Z KEYS is one of the two Words+ programs used by Professor Stephen Hawking for computer access and communication. In May 1997, the Company released E Z KEYS FOR WINDOWS 95, the current version of which is also compatible with Windows 98. The company is now developing a version for Windows XP, with functionality that management believes will be unique in this new environment.

Talking Screen for Windows(TM)
------------------------------
         TALKING SCREEN FOR WINDOWS ("TALKING SCREEN(TM)") is a software program that operates on a Windows-based personal computer and is designed for personS, usually children, who cannot read and write at the level necessary to adequately operate E Z KEYS. TALKING SCREEN provides a system of pages of pictographic and photographic symbols by which the user can produce speech output messages through a voice synthesizer, play recorded sounds and video files, and operate controllers for lights, electrical appliances and other equipment. Like E Z KEYS, TALKING SCREEN can be operated through a wide range of alternative input devices. A Windows XP version of Talking Screen is expected to be released early in calendar 2002.

Freedom 2000(TM)
----------------
         Freedom 2000 allows persons with disabilities who read at a second-grade level and above to speak and write through alternative input methods (rather than traditional keyboard and mouse). Freedom 2000 with E Z KEYS gives the users the ability not only to speak and write, but also to play games and control various items in their environment, such as TV's and telephones. High level users are also able to deliver lectures to large groups, use the Internet, and send e-mail. A lighter weight version of the Freedom 2000, called Freedom 2000 LITE(TM), was introduced in October 1999. Although it has a smaller display, the 4.0 lb. Freedom 2000 LITE is more attractive to ambulatory users than the 8.0 lb. Freedom 2000.

Freedom 2001E(TM) - Dedicated Device
------------------------------------
         As of January 1, 2001, the U.S. Medicare program initiated coverage of augmentative and alternative communication (AAC) devices. In addition, effective July 1, 2001, the agency eliminated the 24-month waiting period previously required for amyotrophic lateral sclerosis (ALS - or "Lou Gehrig's disease") patients to receive Medicare benefits. These important developments are expected to result in a significant increase in the overall AAC market in the U.S., as potentially tens of thousands of patients will be eligible to receive funding for communication devices. Words+ has developed a unique version of its Freedom 2000 communication system, called the Freedom 2001, to meet the requirements of the Medicare policy for dedicated communication systems. Because of the change of policy, management believes that orders for some ALS patients, who would have been funded by family or other independent means, were delayed in early 2001 to wait until the July 1 date had passed. Orders have increased since that date, and management believes this was an industry-wide phenomenon caused by the policy changes.

TuffTalker(TM)
--------------
         TuffTalker is the ideal communication system for users who want computer access virtually anywhere. It is fully encased in magnesium alloy and has a shock-mounted hard disk drive that can withstand the rigors of the typical AAC environment while delivering superior computer performance in a compact, completely mobile package with touch screen access. The Company announced the TuffTalker in July 2000 and it currently generates approximately 10% of AAC revenue. The TuffTalker replaced the previously discontinued Pegasus LITE.

TuffTalker Plus(TM)
-------------------
         TuffTalker Plus is a fully integrated, highly rugged ("militarized") communication system that offers users extreme durability, power, and convenience. It features a large active matrix color liquid crystal display
(LCD) with a convenient, easy-to-use touch screen. The LCD is also anti-reflective, making it easy to view in bright sunlight. It also features switch inputs for use with Morse Code, Joystick, Headmouse, Tracker 2000, single or multiple switches, or IST Switch.

MessageMate
-----------
         Since 1992, the Company produces a highly successful series of products called MessageMates, which are hand-held, dedicated communication devices that store recorded speech or sound on integrated circuit chips. The user plays these recorded sounds by touching one of the keys on the membrane keyboard, or by using a switch (such as the IST Switch described below) and scanning to select a position on the keyboard. MessageMates are small, lightweight (1 to 1.75 lbs.), easy-to-use communication devices with up to ten minutes of recorded messages. They are known for their extremely rugged design and long battery life, and sales have increased year after year. The MessageMate 20 holds twenty messages, the MessageMate 40 holds forty messages, the Multi-Level MessageMate holds up to 144 messages, and the Mini-MessageMate holds eight messages. Since MessageMates use recorded messages and sounds, they can be used in any language. The Company has significant sales of MessageMates in foreign markets, including Japan, and sales of MessageMates in foreign markets have been increasing.

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

Miscellaneous
-------------
         Words+ also sells a number of other miscellaneous and peripheral devices, some of which it designs and produces and others it buys and resells. These include:

         o Micro CommPac - Company-designed and produced communication hardware package designed for use with a notebook computer that provides switch interface and audio amplification.
         o Simplicity Wheelchair Mount - Company-designed and produced wheelchair mount for portable computers and other devices.
         o Mayer-Johnson symbols - produced by the Mayer-Johnson company of San Diego, these pictographic symbols are used in electronic form with the Company's Talking Screen for Windows software.
         o Imaginart symbols - produced by the Imaginart company of Bisbee, Arizona, these symbols are printed as adhesive-backed paper symbols and are often used with MessageMates.

PRODUCT DEVELOPMENT:
         The Company's wholly owned subsidiary, Words+, Inc. has been an industry technology leader for over 20 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. The Company will continue to enhance its major software products, E Z Keys and Talking Screen, as well as its growing line of hardware products. The Company has begun developing versions of its software products for the new Microsoft XP operating system. The Company will also consider acquisitions of other products, businesses and companies that are complementary to its existing augmentative and alternative communication and computer access business lines.

MARKETING AND DISTRIBUTION:
         The Company markets augmentative and alternative communication products through a network of employee representatives and independent dealers and resellers.

         At the present time the Company has 36 sales representatives worldwide:
2 salary/commission salespersons - 1 in California and 1 in Maryland, 10 independent distributors and 10 independent resellers in the U.S., and 14 sales representatives overseas - 4 in Australia, and 1 each in Canada, England, Ireland, Norway, The Netherlands, New Zealand, Japan, Korea, Finland and Malaysia. The Company also has four inside sales/support persons who answer telephone inquiries on the Company's 800 line and who provide technical support. Additional outside sales persons and independent dealers and resellers are being actively recruited at this time.

         The Company directs its marketing efforts to speech pathologists, occupational therapists, rehabilitation engineers, special education teachers, disabled persons and relatives of disabled persons. The Company maintains a mailing list of over 7,100 persons made up of these professionals, consumers and relatives and mails various marketing materials to this list. These materials include the Company's catalog of products and announcements regarding new and enhanced products.

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

         The Company estimates that for approximately 50% of its sales of augmentative and alternative communication software and hardware, some or all of the purchase price is provided by third parties such as Medicaid, Medicare, school special education budgets, private insurance or other governmental or charitable assistance. Medicare began providing coverage of augmentative communication devices on January 1, 2001. An estimated 50,000 people in need of AAC technology are thought to be eligible for Medicare coverage.

         The Company's personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing the Company's products. Third party funding has grown slowly but continuously for 20 years. The recent addition of Medicare coverage for AAC devices is the largest single increase in third party funding in the Company's history, and is expected to result in significant growth in the overall AAC market in the U.S.

PRODUCTION:
         Disability software products are either loaded onto computer hard disk drives by the Company or copied to diskettes or CD-ROM, which is performed in-house. Microprocessors that are part of dedicated devices are purchased by the Company and incorporated into its products, such as MessageMates, by the Company. Most software customers also buy their notebook personal computers from the Company, which the Company purchases at wholesale prices and resells at a markup. Cases, printed circuit boards, labels and other components of products such as MessageMates and CommPacs are designed by the Company. The Company outsources the extrusion, machining and manufacturing of certain components. All final assembly and testing are done by the Company at its facility.

         The Company's products are shipped from its Lancaster, California facility either directly to the customer or to the salesperson, dealer or reseller. For major products, the outside salesperson, dealer or reseller either delivers the product or visits the customer after delivery to provide training.

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

         The Company believes that the competition in this industry is based primarily on the quality of products, quality of customer training and technical support, and quality and size of sales forces. Price is a competitive factor but the Company believes price is not as important to the customer as obtaining the product most suited to the customer, along with strong after-sale support. The Company believes that it is a leader in the industry in developing and producing the most technologically advanced products and in providing quality customer training and technical support. The prices of the Company's products are among the highest in the industry and the Company has one of the smallest sales forces and dealer networks in the industry. The Company believes it is positioned to continue to be a leader in the development and production of the highest quality technology and that it will be able to develop one of the strongest sales forces in the industry by continuing to increase the number of sales representatives or distributors. The Company believes that potential exists for significant increases in the sales of its disability products. However, there are few barriers to entry in the form of proprietary or patented technology or trade secrets in this industry. While the Company believes that cost of product development and the need for specialized knowledge and experience in this industry would present some deterrence for new competition, other companies may enter this industry, including companies with substantially greater financial resources than the Company. Furthermore, companies already in this industry may increase their market share through increased technology development and marketing efforts.

PERSONAL PRODUCTIVITY SOFTWARE
--------------------------------------------------------------------------------

PRODUCT - ABBREVIATE!:
         At the COMDEX show in November 1997, Words+ released a low cost productivity software program called ABBREVIATE!. The Company extracted the "abbreviation expansion" technology incorporated into the E Z KEYS software used by Professor Stephen Hawking and thousands of others around the world, and turned it into a program that can be used by anyone with the ability to use a standard keyboard. ABBREVIATE! was named PC Week magazine's "Tool of the Week" in their December 1, 1997 issue, and won Win95 magazine's Editor's Choice Award in March 1998. While many word processors provide a similar "Quick Correct" feature, the advantage ABBREVIATE! has over such features is that it runs in the background and works with virtually all Windows applications, and in all versions of Windows, including Windows XP. Thus, ABBREVIATE! allows the user to create a personal library of frequently-used abbreviations, each with its own special keystroke combination, for use in virtually any program, e.g., e-mail, word processing, database, spreadsheet, and Internet chat rooms, search engines, and message boards. ABBREVIATE! enjoys steady ongoing sales to medical transcriptionists through several distributors. This document was prepared using ABBREVIATE!. As an example, typing the following:

         "The avg scit in teh phl ind has a graduate deg in chemy, bioy, or physics."

could result (with Abbreviate!) in producing:

         "The average scientist in the pharmaceutical industry has a graduate degree in chemistry, biology, or physics."

Or typing "pff" could produce

         "Please feel free to contact us again if we can be of help in any way."

MARKETING AND DISTRIBUTION:
         The Company is currently selling ABBREVIATE! through a variety of Internet channels, including its own web site (www.abbreviate.cc), and through distributors. The Company has also contacted large software manufacturers and distributors in an effort to secure distribution agreements for ABBREVIATE!.

PRODUCTION AND DISTRIBUTION:
         THE ABBREVIATE! personal productivity software program is currently manufactured at the Company's Lancaster, California facility. If sales volume warrants and higher volume capacity is required, the Company will investigate outside sources for fulfillment.

COMPETITION:
         A few products compete with ABBREVIATE! in the retail market; however, the Company is not aware of any other product that works with virtually any software in Windows 95/98/NT/XP without the need to create special links to the software. The Company has priced ABBREVIATE! significantly less than competitors SmarType and InstantText. The Company enlisted the help of several medical transcriptionists as beta testers for the product, and the feedback received from those testers and additional medical transcriptionists, who are familiar with competitive products, has been favorable.

TRAINING AND TECHNICAL SUPPORT
--------------------------------------------------------------------------------

         The Company believes customer training and technical support are important factors in customer satisfaction for both its pharmaceutical and disability products, and the Company believes it is an industry leader in providing customer training and technical support. For pharmaceutical software, the Company provides in-house seminars at the customer's site to demonstrate GastroPlus and QMPRPlus. During FY 2001 and 2000, the company delivered such seminars in numerous locations around the world. The Company has delivered a series of seminars in Japan to over 200 scientists from over 40 different companies. The Company also conducted on-site seminars to many hundreds of scientists at a large number of pharmaceutical and related research companies in the U.S. and Europe. These seminars serve as initial training in the event the potential customer decides to license or evaluate our software. Strong technical support is provided after the sale in the form of on-site training (at customer's expense), telephone, fax, and e-mail assistance to users, as well as an ongoing process of software upgrades to ensure the product remains at the cutting edge of technology. Software licenses are on an annual basis, and include all upgrades to the modules licensed by the customer during the license year.

         For Disability Products, the Company's salesperson, dealer or reseller provides initial training to the customer for major systems -- typically two to four hours. This training is typically provided not only to the user of the product but also to the person's speech pathologists, teachers, parents and others who will be assisting the user. This initial training for the purchase of full systems is often provided as a part of the price of the product. The Company and its dealers charge a fee for additional training and service calls.

         Technical support for both Simulation Software and Disability Products is provided by the Company's inside sales and support staff based at its headquarters facilities in Lancaster, California. The Company provides free telephone support offering unlimited toll-free numbers in the U.S. and Canada, and E-mail support for all of its simulation software and disability products worldwide.

EMPLOYEES
--------------------------------------------------------------------------------

         As of August 31, 2001, the Company employed 32 full-time and 2 part-time employees, including 7 in research and development, 5 in marketing and sales, 12 in administration and accounting, 9 in production and 1 in repair. Four current employees hold Ph.D.'s and one is a Ph.D. candidate in their respective science or engineering disciplines and three additional employees hold one or more Master's degrees. With only one exception, the entire senior management team and Board of Directors hold graduate degrees. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain qualified personnel. The competition for such personnel in the pharmaceutical industry and in the augmentative and alternative communication device and computer software industry is intense. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company moved its office location from Palmdale, California to Lancaster, California in July 1998, expanding its office space from approximately 11,800 square feet to approximately 15,600 square feet. The lease on the office space currently occupied by the Company expired on August 31, 2001. The Company renewed for an additional two-year term with 4% increase each year from the previous year.

                            ITEM 3. LEGAL PROCEEDINGS

         While the Company may from time to time be involved in various claims, lawsuits or disputes with third parties, the Company is not a party to any significant litigation and is not aware of any significant pending or threatened litigation against the Company.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

         ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "SIMU". According to records of the Company's transfer agent, the Company had about 60 stockholders of record and 800 beneficial owners as of August 31, 2001. The following table sets forth the low and high sale prices for the Common Stock on the OTCBB for each of the last two fiscal years. The quotations quoted for the over the counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company has not paid cash dividends on its common stock. The Company currently intends to retain its earnings for future growth, therefore does not anticipate paying cash dividends in the foreseeable future. Any further determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend among other things, on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.


                                                    LOW SALES PRICE  HIGH SALES PRICE
                                                    ---------------  ----------------
Fiscal 2001:
         Quarter ended August 31, 2001 ..........          1.180          1.550

         Quarter ended May 31, 2001 .............          1.350          2.250

         Quarter ended February 29, 2001 ........          1.250          2.437

         Quarter ended November 30, 2000 ........          1.500          3.812

Fiscal 2000:
         Quarter ended August 31, 2000 ..........          1.625          2.625

         Quarter ended May 31, 2000 .............          2.250          5.187

         Quarter ended February 28, 2000 ........          1.850          3.687

         Quarter ended November 30, 1999 ........          1.500          2.500


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2001 ("FY2001"), August 31, 2000 ("FY2000") and August 31, 1999 ("FY99").

                                                                           Year Ended August 31,
                                                  ------------------------------------------------------------------------
                                                          2001                     2000                     1999
------------------------------------------------- ---------------------- ------------------------- -----------------------
   Net sales                                         $3,915       100.0%      $3,629        100.0%     $3,467       100.0%
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Cost of sales *                                    1,563        39.9        1,423         39.2       1,797        51.8
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Gross profit                                       2,352        60.1        2,206         60.8       1,670        48.2
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Selling, general, and administrative *             2,200        56.2        2,143         59.0       2,160        62.3
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Research and development                             354         9.0          300          8.3         219         6.3
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Total operating expenses                           2,554        65.2        2,443         67.3       2,379        68.6
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Loss from operations                                (202)       (5.2)        (237)        (6.5)       (709)      (20.4)
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Income from grant                                      -           -            -            -         150         4.3
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Interest income                                        -           -            -            -           5         0.1
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Interest expense                                     (22)       (0.6)         (22)        (0.6)        (21)       (0.6)
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Gain on disposal of furniture & equip.                 -           -            3          0.1           -           -
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Provision for income taxes                             2         0.1            2          0.1           2         0.1
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------
   Net loss                                            (226)       (5.8)%       (258)        (7.1)%      (577)      (16.6)%
------------------------------------------------- ---------- ----------- ------------ ------------ ----------- -----------

* The Company reclassified royalty expense and freight-out expense as a part of cost of sales starting with FY2000. Royalty expenses ($67,000 in FY99) and freight-out expenses ($81,000 in FY99) are restated reflecting this change in order to provide a fair comparison between fiscal years.

FY2001 COMPARED WITH FY2000
--------------------------------------------------------------------------------

NET SALES
---------
         Net sales for FY2001 increased by $286,000 or 7.9%, to $3,915,000 compared to $3,629,000 for FY2000. Simulations Plus, Inc.'s sales from Pharmaceutical and educational software increased approximately $246,000, or 26.3%, and Words+, Inc.'s sales increased approximately $40,000, or 1.5% for the year. Management attributes the increase in consolidated net sales to the sales increase in Pharmaceutical software in FY2001 compared with FY2000 and a slight increase in Words+ sales. The increase in Pharmaceutical software sales is attributable to a combination of annual license renewals, new customers, two new products, four major upgrades and larger average orders per customers. The increase in Words+ sales is due primarily to the revenue from TuffTalker(TM) which replaced the PegasusLITE and its initial sales began in September 2000. Approximately $240,000 was generated from TuffTalker sales during FY2001; however, this increase was offset by reduction in other product sales, which management believes, was caused by customers delaying purchase decisions until Medicare/Medicaid funding could be secured under new policies for those programs this year.

COST OF SALES
-------------
         The consolidated cost of sales for FY2001 increased by $140,000 or 9.8% to $1,563,000 from $1,423,000 in FY2000. As a percentage of sales, cost of sales was 39.9% for FY2001, compared to 39.2% for FY2000, indicating a 0.7% increase. For Simulations Plus, cost of sales increased $48,000, or 16.5%, of which the significant portion of cost of sales is the systematic amortization of capitalized software development costs, which resulted in a 28.1% increase in amortization cost. Two new modules for GastroPlus, IVIV Correlation and PKPlus, were released on November 7, 2000 and their development costs have been amortized systematically since then. For Words+, cost of sales increased $92,000, or 8.1%. As a percentage of sales, cost of sales was 44.8% in FY2001, compared to 42.0% in FY2000. Management attributes the increase in cost of sales between FY2001 and FY2000 to an increase in TuffTalker sales, which has a lower profit margin, and a decrease in higher margin products.

GROSS PROFIT
------------
         The consolidated gross profit increased $146,000, or 6.6%, to $2,352,000 in FY2001 from $2,206,000 in FY2000. Although gross profit increased, gross profit margin decreased 0.7%, to 60.1% in FY2001, compared to 60.8% in FY2000, primarily due to the increase in amortization cost of pharmaceutical software and increased material costs for Words+ products, proportionally outweighing the increase in net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
         Selling, general and administrative ("SG&A") expenses for FY2001 increased by $57,000, or 2.7% to $2,200,000, compared to $2,143,000 for FY2000.
As a percentage of total sales, SG&A decreased for the third straight year from 59.0% in FY2000 to 56.2% in FY2001. For Simulations Plus, SG&A expenses increased $109,000, or 14.5%, primarily due to the $126,000 write-off of capitalized software development cost for HelixGen in FY2001. Although HelixGen development is still considered an on-going project, management postponed its development to focus on development of other pharmaceutical software products. Without this write-off expense, the selling, general and administrative expenses for FY2001 would have decreased by $17,000, or 2.1%. For Words+, expenses decreased $52,000, or 3.7%, due to reductions in depreciation expense, telephone expense, insurance, and some selling expenses, such as promotion, commissions to independent sales representatives. These reductions outweighed increases in other expenses such as travel expense, trade shows, salaries and wages, and payroll related expenses.

RESEARCH AND DEVELOPMENT
------------------------
         The Company incurred approximately $493,000 of research and development costs for both companies during FY2001. Of this amount, $139,000 was capitalized and $354,000 was expensed. For FY2000, the Company incurred approximately $432,000 of research and development costs, of which approximately $132,000 was capitalized and approximately $300,000 was expensed. The 14.1% increase in research and development expenditure from FY2000 to FY2001 was due to additions to staff, resulting in increased salary expenses.

LOSS FROM OPERATIONS
--------------------
         During FY2001, the Company incurred a loss from operations of approximately $202,000, as compared to a loss of $237,000 for FY2000. Management attributes the reduction in net loss from operations to an increase in sales outweighed increases in cost of sales, selling, general and administrative expenses, and research and development expense. Without the required HelixGen write-off, the loss from operations would have been $76,000.

INTEREST EXPENSE
----------------
         Interest expense between FY2001 and FY2000 was constant. Interest expense is incurred due to the Company's revolving line of credit and interest on capitalized lease obligations.

GAIN ON DISPOSAL OF FURNITURE & EQUIPMENT
-----------------------------------------
         There was no gain on disposal of furniture & equipment for FY2001 while there was such a gain in FY2000. During FY2000, the Company claimed a loss of stolen computers to our insurance company, and the proceeds less depreciated book value resulted in this gain of $3,000.

INCOME TAXES
------------
         Income taxes were $1,600 for FY2001 as well as FY2000. This represents the minimum corporation tax in the state of California for the two companies.

NET LOSS
--------
         Net loss for FY2001 decreased $32,000, or 12.4%, to a net loss of $226,000, compared to the net loss of $258,000 for FY2000. Management attributes this decline primarily to the increase in sales outweighed the increases in cost of sales, selling, general and administrative expenses, research and development expenses, and decrease in gain on a disposal asset. Without the required HelixGen write-off, the net loss would have been $100,000.

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

COST OF SALES
-------------
         The consolidated cost of sales for FY2000 decreased by $374,000 or 20.8% to $1,423,000 from $1,797,000 in FY99. As a percentage of sales, cost of sales was 39.2% for FY2000, compared to 51.8% for FY99, indicating a 12.6% decrease. For Simulations Plus, cost of sales decreased $153,000, or 34.4%, of which the significant portion of cost of sales is the systematic amortization of capitalized software development costs, which resulted in a 54.4% decrease in amortization cost. The Company's amortization expenses for the capitalized software development costs relating to educational software were none in FY2000 as compared to $267,000 in FY99. Although there was an increase in royalty expense due to the agreement between the Company and TSRL for royalties on GastroPlus sales, reductions in amortization costs outweighed increases in royalty expense. For Words+, the cost of sales decreased $221,000, or 16.3%. Management attributes the reduction in cost of sales between FY2000 and FY99 to a decline in amortization costs and large volume sales on higher margin products, which outweighed an increase in labor and production supply.

GROSS PROFIT
------------
         The consolidated gross profit increased $536,000, or 32.1%, to $2,206,000 in FY2000 from $1,670,000 in FY99. Management attributes the 12.6% increase in gross profit margin from 48.2% in FY99 to 60.8% in FY2000 primarily to the increase in net sales combined with the decline in cost of goods sold, particularly in amortization cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
         SG&A expenses for FY2000 decreased by $17,000, or 0.8% to $2,143,000, compared to $2,160,000 for FY99. For Simulations Plus, SG&A expenses increased $19,000, or 2.6% primarily due to an increase in selling expenses, such as travel, trade conference expense and commission expense, however these increases are offset by a decrease in legal fees. All other expenses were maintained fairly constant. For Words+, SG&A expenses decreased $36,000, or 2.5%, due to reductions in the employee field sales force and their payroll-related expenses, and reductions in trade shows and travel expenses, while expanding independent dealers and resellers nationwide. These reductions outweighed increases in other expenses such as commissions to independent sales representatives and catalog printing costs. All other overhead expenses remained relatively constant.

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

SEASONALITY
--------------------------------------------------------------------------------

         Sales of the Company's pharmaceutical and disability products exhibit very little discernable seasonal fluctuation. The following table sets forth net sales information for each of the Company's last 12 calendar quarters. In each of the last three years, the highest quarters and the lowest quarters have been in three different quarters. This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-KSB and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period.

                                                                             Net Sales
--------------------------------------------- ------------------------------------------------------------------------
                                                  First         Second         Third         Fourth         Total
FY                                               Quarter       Quarter        Quarter        Quarter
--------------------------------------------- -------------- ------------- -------------- -------------- -------------
                                                                          (in thousands)
--------------------------------------------- ------------------------------------------------------------------------
2001 . . . . . . . . . . . . . . . . . . .            1,058         1,062            974            821         3,915
--------------------------------------------- -------------- ------------- -------------- -------------- -------------
2000 . . . . . . . . . . . . . . . . . . .              814         1,092            743            980         3,629
--------------------------------------------- -------------- ------------- -------------- -------------- -------------
1999 . . . . . . . . . . . . . . . . . . .              881           778            929            879         3,467
--------------------------------------------- -------------- ------------- -------------- -------------- -------------

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

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, accruing and not paying portions of salaries to certain executive officers and managers.

         The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. The interest rate was 9.5% at August 31, 2001 and 12.5% at August 31, 2000. At August 31, 2001, the outstanding balance under the revolving line of credit was approximately $99,000, and it was the same at August 31, 2000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

         Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries are being accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position. As of this time, only the Company's CEO and CFO are receiving reduced salaries, with the unpaid amounts being accrued. As of August 31, 2001, the amount of accrued and unpaid salaries due to the Company's executive officers was $336,000.

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

         Since July 2, 1999, trading in the shares of the Company's Common Stock has been conducted on the Nasdaq's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities may be impaired, not only in the number of securities which can be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the new media's coverage of the Company, and lower prices for the Company's securities than otherwise may be attained.

         Because the company's securities are listed on the bulletin board, they are subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company's securities acquired hereby in the secondary market.

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

                          ITEM 7. FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this Form 10KSB (see pages F-1 F-21.)

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 9 is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") for its 2002 annual shareholders' meeting.

                         ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference from the Company's Proxy Statement for its 2002 annual shareholders' meeting.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference from the Company's Proxy Statement for its 2002 annual shareholders' meeting.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12, which is incorporated by reference from the Company's Proxy Statement for its 2002 annual shareholders' meeting.

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
10.33    Letter of Intent for Cooperative Alliance with Absorption Systems, LP.
         (5)
10.34 OEM/Remarketing Agreement between Words+, Inc. and Eloquent Technology, Inc. (6)
10.35 Lease Option Agreement by and between Simulations Plus, Inc. and Martin Properties, Inc. (8)
10.36 Auto Rental Lease Agreement by and between Simulations Plus, Inc. and Walter and Virginia Woltosz (8)
99.1     Press Release dated February 27, 2001. (7)

--------------------------------------------------------------------------------

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

(6) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2000.

(7)      Incorporated by reference to the Company's Form 8-K filed on March 1,
         2001.

(8)      Filed herewith.

(b)      Reports on Form 8-K

         On February 27, 2001, Simulations Plus, Inc. issued a press release announcing certain estimated results of operations for the fiscal year ending August 31, 2001. Following the press release, Form 8-K was filed on March 1, 2001.

         SIGNATURES

         In accordance with Section 13or15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on November 29, 2001.

                                                   SIMULATIONS PLUS, INC.

                                                   By /s/ Momoko A. Beran
                                                      -----------------------
                                                      Momoko A. Beran
                                                      CHIEF FINANCIAL OFFICER

         In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on November 29, 2001.

        SIGNATURE                               TITLE

 /s/ Walter S. Woltosz
 ----------------------------       Chairman of the Board of Directors
     Walter S. Woltosz              and Chief Executive Officer

 /s/ Virginia E. Woltosz
 ----------------------------       Senior Vice President, Secretary and
     Virginia Woltosz               Director of the Company and Words+

 /s/ Dr. David Z. D'Argenio
 ----------------------------
     Dr. David Z. D'Argenio         Director and Consultant to the Company

 ----------------------------
     Dr. Richard Weiss              Director

 /s/ Momoko A. Beran
 ----------------------------
     Momoko A. Beran                Chief Financial Officer of the Company

                             SIMULATIONS PLUS, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            AUGUST 31, 2001 AND 2000

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                                 AUGUST 31, 2001

--------------------------------------------------------------------------------

                                                                     Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                      F-2  F-3

     Consolidated Statements of Operations                             F-4

     Consolidated Statements of Shareholders' Equity                   F-5

     Consolidated Statements of Cash Flows                           F-6  F-7

     Notes to Consolidated Financial Statements                      F-8  F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Simulations Plus, Inc.

We have audited the accompanying consolidated balance sheet of Simulations Plus, Inc. (a California corporation) and subsidiary as of August 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simulations Plus, Inc. and subsidiary as of August 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 24, 2001

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 AUGUST 31, 2001

--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                       $  166,652
     Accounts receivable, net of allowance for doubtful
         accounts of $13,857                                            444,400
     Inventory                                                          182,358
                                                                     -----------

              Total current assets                                      793,410

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS, net
     of accumulated amortization of $1,568,905                          334,301
PROPERTY AND EQUIPMENT, net                                              91,268
OTHER ASSETS                                                             38,280
                                                                     -----------

                  TOTAL ASSETS                                       $1,257,259
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 AUGUST 31, 2001

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                                 $    98,959
     Accounts payable                                                   264,305
     Accrued payroll and other expenses                                 311,904
     Accrued compensation due to officer                                213,416
     Accrued warranty and service costs                                  45,456
     Deferred revenue                                                     5,836
     Current portion of capitalized lease obligations                    13,214
                                                                    ------------

         Total current liabilities                                      953,090

CAPITALIZED LEASE OBLIGATIONS, net of current portion                    21,200
                                                                    ------------

              Total liabilities                                         974,290
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,408,331 shares issued and outstanding                          3,409
     Additional paid-in capital                                       4,654,756
     Accumulated deficit                                             (4,375,196)
                                                                    ------------

              Total shareholders' equity                                282,969
                                                                    ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 1,257,259
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE YEARS ENDED AUGUST 31,

--------------------------------------------------------------------------------

                                                         2001           2000
                                                     ------------   ------------

NET SALES                                            $ 3,914,583    $ 3,629,551

COST OF SALES                                          1,562,830      1,423,391
                                                     ------------   ------------

GROSS PROFIT                                           2,351,753      2,206,160
                                                     ------------   ------------

OPERATING EXPENSES
     Selling, general, and administrative              2,199,611      2,142,948
     Research and development                            354,090        299,875
                                                     ------------   ------------

         Total operating expenses                      2,553,701      2,442,823
                                                     ------------   ------------

LOSS FROM OPERATIONS                                    (201,948)      (236,663)
                                                     ------------   ------------

OTHER INCOME (EXPENSE)
     Interest income                                         109            382
     Interest expense                                    (22,161)       (22,327)
     Gain on disposal of property and equipment               --          2,606
                                                     ------------   ------------

         Total other income (expense)                    (22,052)       (19,339)
                                                     ------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (224,000)      (256,002)

PROVISION FOR INCOME TAXES                                 1,600          1,600
                                                     ------------   ------------

NET LOSS                                             $  (225,600)   $  (257,602)
                                                     ============   ============

BASIC AND DILUTED LOSS PER SHARE                     $     (0.07)   $     (0.08)
                                                     ============   ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING             3,394,299      3,384,968
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                              SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                     FOR THE YEARS ENDED AUGUST 31,
---------------------------------------------------------------------------------------------------

                                     Common Stock          Additional
                            ---------------------------     Paid-in     Accumulated
                               Shares         Amount        Capital       Deficit         Total
                            ------------   ------------   ------------  ------------   ------------
BALANCE, AUGUST 31, 1999      3,383,531    $     3,384    $ 4,629,268   $(3,891,994)   $   740,658

EXERCISE OF STOCK OPTIONS         2,300              2          3,010                        3,012

NET LOSS                                                                   (257,602)      (257,602)
                            ------------   ------------   ------------  ------------   ------------

BALANCE, AUGUST 31, 2000      3,385,831          3,386      4,632,278    (4,149,596)       486,068

EXERCISE OF STOCK OPTIONS        22,500             23         22,478                       22,501

NET LOSS                                                                   (225,600)      (225,600)
                            ------------   ------------   ------------  ------------   ------------

BALANCE, AUGUST 31, 2001      3,408,331    $     3,409    $ 4,654,756   $(4,375,196)   $   282,969
                            ============   ============   ============  ============   ============

             The accompanying notes are an integral part of these financial statements.

                                                 F-5

                                                   SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          FOR THE YEARS ENDED AUGUST 31,
----------------------------------------------------------------------------------------

                                                                    2001         2000
                                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(225,600)   $(257,602)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation and amortization of property and equipment      65,300       82,778
       Amortization of capitalized software development costs      228,551      178,374
       Gain on disposal of property and equipment                       --       (2,606)
       Impairment of capitalized software development costs        126,296           --
       (Increase) decrease in
         Accounts receivable                                        98,169       27,777
         Inventory                                                 (24,041)      34,857
         Other assets                                               13,498       (1,777)
       Increase (decrease) in
         Accounts payable                                           25,247       (4,989)
         Accrued payroll and other expenses                         16,274       79,008
         Accrued warranty and service costs                          1,436      (26,741)
         Deferred revenue                                          (33,032)      38,868
                                                                 ----------   ----------

Net cash provided by operating activities                          292,098      147,947
                                                                 ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of property and equipment                     --        3,665
   Purchases of property and equipment                             (30,700)      (6,232)
   Capitalized computer software development costs                (139,375)    (132,157)
                                                                 ----------   ----------

Net cash used in investing activities                             (170,075)    (134,724)
                                                                 ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit                                     11,649       59,000
   Payments on line of credit                                      (11,771)     (49,747)
   Payments on capitalized lease obligations                       (15,285)     (40,276)
   Proceeds from the exercise of stock options                      22,501        3,012
                                                                 ----------   ----------

Net cash provided by (used in) financing activities                  7,094      (28,011)
                                                                 ----------   ----------

Net increase (decrease) in cash and cash equivalents               129,117      (14,788)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        37,535       52,323
                                                                 ----------   ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 166,652    $  37,535
                                                                 ==========   ==========
        The accompanying notes are an integral part of these financial statements.

                                             F-6

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE YEARS ENDED AUGUST 31,
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
During the years ended August 31, 2001 and 2000, the Company paid $1,600 and $1,600, respectively, in income taxes and $22,161 and $22,327, respectively, in interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
The Company entered into capital lease obligations of $54,053 during the year ended August 31, 2000.

   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINES OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Comprehensive Income
         --------------------
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

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

         Capitalized Computer Software Development Costs
         -----------------------------------------------
         Software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the Company's software products.

         Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time. During the year ended August 31, 2001, the Company recognized $126,296 as an impairment loss related to capitalized software costs in excess of the amount to be recovered through revenues. The impairment loss is included in selling, general, and administrative expenses.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Property and Equipment
         ----------------------
         Property and equipment, including equipment under capital leases, are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

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

         Advertising
         -----------
         The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2001 and 2000 were $3,281 and $34,997, respectively.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Concentrations and Uncertainties
         --------------------------------
         International sales accounted for 29% and 18% of net sales for the years ended August 31, 2001 and 2000, respectively. Amounts due from Medicaid represented 22% of the net accounts receivable balance at August 31, 2001.

         The Company operates in the computer software industry which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the
         Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Log-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at August 31, 2001 consisted of the following:

                  Equipment                                         $   104,236
                  Computer equipment                                    298,800
                  Furniture and fixtures                                 45,036
                  Leasehold improvements                                 38,215
                                                                    ------------

                                                                        486,287
                  Less accumulated depreciation and amortization        395,019
                                                                    ------------

                      TOTAL                                         $    91,268
                                                                    ============

         Depreciation and amortization expense was $65,300 and $82,778 for the years ended August 31, 2001 and 2000, respectively.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 5 - LINE OF CREDIT

         The Company has available an unsecured $100,000 revolving line of credit from a bank with interest payable on a monthly basis at prime (6.5% at August 31, 2001), plus 3%. The line is personally guaranteed by the Company's President. As of August 31, 2001, the amount drawn against the line of credit was $98,959.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in September 2003. The Company also leases certain office and computer equipment under non-cancelable capital lease arrangements that expire through August 2004.

         Future minimum lease payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at August 31, 2001 were as follows:

              Year Ending                                  Operating    Capital
               August 31,                                   Leases      Leases
              ------------                                 ---------   ---------

                  2002                                     $146,016    $ 17,348
                  2003                                      146,016      13,531
                  2004                                        2,434      10,704
                                                           ---------   ---------

                                                           $294,466      41,583
                                                           =========
                  Less amount representing interest                       7,169
                                                                       ---------

                                                                         34,414
                  Less current portion                                   13,214
                                                                       ---------

                      LONG-TERM PORTION                                $ 21,200
                                                                       =========

         Included in property and equipment is capitalized leased equipment of $174,000 with accumulated depreciation of $132,111 at August 31, 2001.

         Rent expense was $184,070 and $173,912 for the years ended August 31, 2001 and 2000, respectively.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

 License Agreement
         -----------------
         The Company entered into an agreement with Therapeutic Systems Research Laboratory ("TSRL") to jointly develop a computer simulation of the absorption of drug compounds in the gastrointestinal tract. Upon execution of a definitive License Agreement, TSRL received a one-time payment of $75,000, plus a royalty of 20% of net sales of the absorption simulation. For the year ended August 31, 2001 and 2000, the Company paid royalties of $110,814 and $105,922, respectively.

         Listing on Stock Exchange
         -------------------------
         In order to maintain quotation of its securities on the NASDAQ Small Cap Market (the "NASDAQ"), the Company has to maintain certain minimum financial requirements. As of August 31, 2001 and 2000, the Company has ceased to meet one of the requirements for continued listing, namely the Company's net tangible assets as of August 31, 2001 and 2000 were $283,000 and $486,000, respectively, which is below the $2,000,000 required by the NASDAQ. Further, as of November 16, 1999, the market value of the Company's public float was below the $4,000,000 required for continued NASDAQ listing. The Company was unable to increase its net tangible assets and the market value of its public float to meet the NASDAQ's requirements for continued listing. The Company's securities were delisted from NASDAQ effective at the closing of July 2, 1999. Trading, if any, of the shares of common stock now need to be conducted in the over-the-counter markets in the so-called "pink sheets" or on the NASDAQ's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the news media's coverage of the Company, and lower prices for the Company's securities than otherwise might be attained.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY

         Warrants
         --------
         In August and September 1996, the Company entered into two Subscription Agreements whereby the Company issued 100,000 and 150,000 warrants, respectively, to purchase shares of common stock. The warrants are exercisable at $4 per share and expire five years from the date of grant. During August and September 2001, the warrants to purchase 100,000 and 150,000 shares of common stock expired prior to being exercised.

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

         Stock Option Plan
         -----------------
         In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock had been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In February 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,000,000. Furthermore, in December 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,250,000. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors.

         The following summarizes the stock option transactions:
                                                                       Weighted-
                                                                       Average
                                                                       Exercise
                                                            Number      Price
                                                          of Options   Per Share
                                                          ----------   ---------

                 Outstanding, August 31, 1999               294,320    $   1.74
                      Granted                               568,750    $   2.49
                      Exercised                              (2,300)   $   1.31
                      Expired/canceled                      (18,597)   $   1.98
                                                          ----------

                 Outstanding, August 31, 2000               842,173    $   2.24
                      Granted                               428,000    $   1.51
                      Expired/canceled                      (53,652)   $   2.45
                                                          ----------

                          OUTSTANDING, AUGUST 31, 2001    1,216,521    $   1.97
                                                          ==========

                          EXERCISABLE, AUGUST 31, 2001      217,392    $   2.15
                                                          ==========

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         The weighted-average remaining contractual life of options outstanding issued under the Plan is 8.59 years at August 31, 2001. The exercise prices for the options outstanding at August 31, 2001 ranged from $1.31 to $4.25, and the information relating to these options is as follows:

                                                        Weighted-      Weighted-   Weighted-
                                                         Average        Average     Average
                                                        Remaining      Exercise     Exercise
                             Stock        Stock        Contractual       Price       Price
             Exercise       Options      Options     Life of Options  of Options   of Options
              Price       Outstanding   Exercisable    Outstanding    Outstanding  Exercisable
           -------------  -----------   -----------  ---------------  -----------  -----------

           $ 1.31 - 2.00      753,206       112,503      8.77 years   $     1.49   $     1.41
           $ 2.01 - 3.00      432,750        86,550      8.56 years   $     2.65   $     2.65
           $ 4.01 - 4.25       30,565        18,339      4.62 years   $     4.25   $     4.25
                          ------------  ------------

                            1,216,521       217,392
                          ============  ============

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended August 31, 2001 and 2000:

                                                            2001         2000
                                                         ----------   ----------
               Net loss
                   As reported                           $(225,600)   $(257,602)
                   Pro forma                             $(511,704)   $(429,939)
               Basic and diluted loss per common share
                   As reported                           $   (0.07)   $   (0.08)
                   Pro forma                             $   (0.15)   $   (0.13)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended August 31, 2001 and 2000: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 100%, respectively; risk-free interest rates of 5% and 6%, respectively; and expected life of five and five years, respectively. The weighted-average fair value of options granted during the years ended August 31, 2001 and 2000 was $1.18 and $2.12, respectively, and the weighted-average exercise price was $1.51 and $2.49, respectively.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

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

         Other Stock Options
         -------------------
         As of August 31, 2001, the Company granted the Board of Directors a total of 5,206 stock options at exercise prices ranging from $1.20 to $5.25.

         During the year ended August 31, 1999, the Company entered into an investor relations agreement for $4,000 per month and 30,000 stock options at an exercise price of $1, which equaled the fair market value on the date of grant. As of August 31, 2001, 22,500 of these options were exercised in exchange for cash of $22,500.

NOTE 8 - INCOME TAXES

         A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31:

                                                                       2001      2000
                                                                      -------   --------

                  Income tax computed at federal statutory tax rate   (34.0)%    (34.0)%
                  State taxes, net of federal benefit                  (5.0)       0.1
                  Change in valuation allowance                        38.1       34.0
                  Other                                                 1.6       --
                                                                      -------   --------

                      TOTAL                                             0.7%       0.1%
                                                                      =======   ========

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES (CONTINUED)

         Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31 consisted of the following:

                                                                      2001           2000
                                                                  ------------   ------------
                  Deferred tax assets
                      Accrued payroll and other expenses          $   208,221    $   171,715
                      Accrued warranty and service costs               19,473         17,608
                      Net operating loss carryforward               1,593,849      1,621,262
                      Property and equipment                           11,661          8,676
                                                                  ------------   ------------

                           Total deferred tax assets                1,833,204      1,819,261
                  Valuation allowance                               1,619,000      1,599,352
                                                                  ------------   ------------

                                                                      214,204        219,909
                                                                  ------------   ------------

                  Deferred tax liabilities
                      State taxes                                     (70,989)            --
                      Capitalized computer software development
                           costs                                     (143,215)      (219,909)
                                                                  ------------   ------------

                               Total deferred tax liabilities        (214,204)      (219,909)
                                                                  ------------   ------------

                                    NET DEFERRED TAX ASSETS       $        --    $        --
                                                                  ============   ============

         The Company's valuation allowance increased by $19,648 during the year ended August 31, 2001. At August 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $4,126,000 and $2,158,000, respectively, that expire through 2021.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES (CONTINUED)

         The components of the income tax provision for the years ended August 31 were as follows:
                                                        2001            2000
                                                       -------        -------
                  Current
                      Federal                          $   --         $   --
                      State                             1,600          1,600
                                                       -------        -------

                                                        1,600          1,600
                                                       -------        -------

                  Deferred
                      Federal                              --             --
                      State                                --             --
                                                       -------        -------

                                                           --             --
                                                       -------        -------

                           TOTAL                       $1,600         $1,600
                                                       =======        =======

NOTE 9 - RELATED PARTY TRANSACTIONS

         As of August 31, 2001, included in accrued compensation due to officer was $194,083, which represents accrued salary due to the Company's President. The amount due does not accrue interest.

         As of August 31, 2001, included in accrued compensation due to officer was $19,333, which represents accrued salary due to the Company's Vice President of Human Resources. The amount due does not accrue interest.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2001
--------------------------------------------------------------------------------

NOTE 10 - LINES OF BUSINESS

         For internal reporting purposes, management segregates the Company into two divisions as follows for the years ended August 31:

                                                             August 31, 2001
                                         --------------------------------------------------------
                                         Simulations
                                          Plus, Inc.    Words+, Inc.  Eliminations      Total
                                         ------------   ------------  ------------   ------------
                  Net sales              $ 1,180,559    $ 2,734,024   $        --    $ 3,914,583
                  Income (loss)
                    from operations      $  (340,539)   $   138,591   $        --    $  (201,948)
                  Identifiable assets    $   859,371    $   597,494   $  (199,606)   $ 1,257,259
                  Capital expenditures   $        --    $    30,700   $        --    $    30,700
                  Depreciation and
                    amortization         $    47,250    $    18,050   $        --    $    65,300

                                                             August 31, 2001
                                         --------------------------------------------------------
                                         Simulations
                                          Plus, Inc.    Words+, Inc.  Eliminations      Total
                                         ------------   ------------  ------------   ------------
                  Net sales              $   935,404    $ 2,694,147   $        --    $ 3,629,551
                  Income (loss)
                    from operations      $  (359,549)   $   122,886   $        --    $  (236,663)
                  Identifiable assets    $ 1,146,550    $   638,095   $  (318,805)   $ 1,465,840
                  Capital expenditures   $     3,742    $     2,490   $        --    $     6,232
                  Depreciation and
                    amortization         $    44,238    $    38,540   $        --    $    82,778

         Most corporate expenses, such as legal and accounting expenses and public relations expenses, are included in Simulations Plus, Inc.