Form 10QSB
period 2001-11-30
SIMULATIONS PLUS INC
filed 2002-01-14
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 30, 2001 or

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

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of January 11, 2002, was 3,408,331.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

                                Table of Contents

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at November 30, 2001 (unaudited)          1

         Consolidated Statements of Operations for the three months
          ended November 30, 2001 and 2000  (unaudited)                       2

         Consolidated Statements of Cash Flows for the three months
          ended November 30, 2001 and 2000 (unaudited)                        3

         Notes to Consolidated Financial Statements (unaudited)               4

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                              7

         Results of Operations                                               12

         Liquidity and Capital Resources                                     14

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities                                               16

Item 3.  Defaults upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signature                                                                    17

                        SIMULATIONS PLUS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET
                                  November 30, 2001
                                     (Unaudited)

ASSETS
Current assets:
       Cash and cash equivalents (note 2)                               $    51,905
       Accounts receivable, net of allowance for
         doubtful accounts of $14,363                                       621,182
       Prepaid expenses                                                      47,626
       Inventory                                                            182,711
                                                                        ------------
                    Total current assets                                    903,424
                                                                        ------------

Capitalized computer software development costs,
         net of accumulated amortization  (note 3)                          318,196
Furniture and equipment, net  (note 4)                                       82,550
Other assets                                                                 13,257
                                                                        ------------
                    Total assets                                        $ 1,317,427
                                                                        ============


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Advance line of credit                                           $    99,966
       Accounts payable                                                     272,789
       Accrued payroll and other expenses                                   350,036
       Accrued compensation due to officers                                 225,916
       Accrued warranty and service costs                                    43,960
       Current portion of capitalized lease obligations                      13,697
                                                                        ------------
                    Total current liabilities                             1,006,364
                                                                        ------------

Capitalized lease obligations, net of current portion                        17,588
                                                                        ------------
                    Total liabilities                                     1,023,952
                                                                        ------------

Shareholders' equity
       Preferred stock: $0.001 par value, authorized
         10,000,000 shares, no shares issued and outstanding                      0
       Common stock: $0.001 par value, authorized
         20,000,000 shares, issued and outstanding 3,408,331 (note 5)         3,409
       Additional paid-in capital                                         4,654,756
       Accumulated deficit                                               (4,364,690)
                                                                        ------------
                    Total shareholders' equity                              293,475
                                                                        ------------
                    Total liabilities and stockholders' equity          $ 1,317,427
                                                                        ============

        The accompanying footnotes are an integral part of these statements.

                                         1

                        SIMULATIONS PLUS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended November 30, 2001 and 2000
                                     (Unaudited)

                                                              Three months ended
                                                          ---------------------------
                                                            11/30/01       11/30/00
                                                          ------------   ------------
Net sales                                                 $ 1,007,288    $ 1,058,323
Cost of sales                                                 372,545        478,250
                                                          ------------   ------------
Gross profit                                                  634,743        580,073
                                                          ------------   ------------

Operating expenses:
       Selling, general & administrative                      525,207        500,576
       Research and development                                93,989         89,154
                                                          ------------   ------------
         Total operating expenses                             619,196        589,730
                                                          ------------   ------------

Profit (loss) from operations                                  15,547         (9,657)
Other income (expenses):
       Interest revenue                                             7             12
       Interest expense                                        (5,048)        (6,133)
                                                          ------------   ------------

Profit (loss) before provision for income taxes                10,506        (15,778)
Provision for income taxes                                          0              0
                                                          ------------   ------------

Net profit (loss)                                         $    10,506    $   (15,778)
                                                          ============   ============
Basic net profit (loss) per common share                  $      0.00    $     (0.00)
                                                          ============   ============
Diluted net profit (loss) per common share                $      0.00    $     (0.00)
                                                          ============   ============

Basic weighted average # of common shares outstanding       3,394,299      3,384,968
                                                          ============   ============

Diluted weighted average # of common shares outstanding     3,394,299      3,384,968
                                                          ============   ============

         The accompanying footnotes are an integral part of these statements.

                                          2

                             SIMULATIONS PLUS, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the three months ended November 30, 2001 and 2000
                                          (Unaudited)

                                                                          Three months ended
                                                                       -----------------------
                                                                        11/30/00     11/30/00
                                                                       ----------   ----------
Cash flows from operating activities:
       Net profit (loss)                                               $  10,506    $ (15,778)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization of furniture and equipment      14,900       15,486
            Amortization of capitalized software development costs        30,974       52,268

       (Increase) decrease in:
            Accounts receivable                                         (176,782)      (7,921)
            Inventory                                                       (353)     (17,803)
            Other assets                                                 (22,603)      10,230
       Increase (decrease) in:
            Accounts payable                                               8,484       40,770
            Accrued expenses                                              38,132        1,385
            Accrued payroll for officers                                  12,500
            Accrued warranty and service costs                            (1,496)      (1,437)
            Deferred revenue                                              (5,836)     (26,847)
                                                                       ----------   ----------
       Net cash provided by (used in) operating activities               (91,574)      50,353
                                                                       ----------   ----------

Cash flows from investing activities:
       Purchase of equipment                                              (6,182)
       Capitalized computer software development cost                    (14,869)     (32,338)
                                                                       ----------   ----------
       Net cash used in investing activities                             (21,051)     (32,338)
                                                                       ----------   ----------

Cash flows from financing activities:
       Proceeds from line of credit                                        1,007           44
       Payments on capitalized lease obligations                          (3,129)      (5,064)
                                                                       ----------   ----------
       Net cash used in financing activities                              (2,122)      (5,020)
                                                                       ----------   ----------

       Net increase (decrease) in cash                                  (114,747)      12,995
       Cash and cash equivalents, beginning of period                    166,652       37,535
                                                                       ----------   ----------
       Cash and cash equivalents, end of period                        $  51,905    $  50,530
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

Note 3: CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS
-------

Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and the purchase of existing software to be used in the Company's software products.

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products, not exceeding three years. Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is recoverable through revenues. Any excess of development costs to expected net realizable value is expensed at that time. The Company expensed $126,296 in fiscal year 2000 when it was required to write off as an impairment loss related to capitalized software costs for HelixGen, and included in selling, general, and administrative expenses.

Note 4: FURNITURE AND EQUIPMENT
-------

Furniture and equipment as of November 30, 2001 consisted of the following:

         Equipment                                           $ 104,236
         Computer equipment                                    304,982
         Furniture and fixtures                                 45,036
         Leasehold improvements                                 38,215
                                                             ----------
                                                               492,469
         Less accumulated depreciation                        (409,919)
                                                             ----------
                                                             $  82,550
                                                             ==========

Note 5: STOCKHOLDERS' EQUITY
-------

ISSUANCE OF WARRANTS

In January 1997, the Company entered into Subscription Agreements whereby the Company issued notes in the amount of $1,100,000 and issued 280,000 warrants to purchase common stock. The warrants are exercisable at $2.50 per share, are subject to a 12-month-lock-up period, and expire five years from the grant date. The notes were repaid upon the completion of the Company's stock offering. As of January 1, 2002, these warrants expired. A previous Subscription with warrants expired in September 2001. Accordingly, there are no longer any exercisable warrants for the Company's stock.

STOCK OPTION PLAN

In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") pursuant to which a total of 250,000 shares of common stock were reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In February 2000, the shareholders approved the number of shares to be granted under the Option Plan to be 1,000,000 shares. Furthermore, in December 2000, the shareholders approved an increase in number of shares that may be granted under the Option Plan to 1,250,000. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors.

As of November 30, 2001, 1,148,923 shares have been issued to various employees at an exercise price equal to the fair market value of the Company's stock price at the date of grant with five-year vesting periods. Also, a total of 5,206 shares have been issued to the Board of Directors at exercise prices ranging from $1.50 to $5.25 with a three-year vesting period. As of today, 2,300 options have been exercised.

The Company entered into an investor relations agreement during fiscal year 1999 for $4,000 per month and 30,000 stock options at an exercise price of $1, the fair market value on the date of grant. During the fiscal year 2001, 22,500 shares were exercised in exchange for cash of $22,500 and the remaining 7,500 shares expired.

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

Item 2. Management's Discussion and Analysis or Plan of Operations
        ----------------------------------------------------------


                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended November 30, 2001 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

DESCRIPTION OF SIMULATION SOFTWARE
----------------------------------

         The types of simulation software produced by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world. The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical/metabolic degradation and absorption of orally-dosed drug compounds in the gastrointestinal tract of humans and several laboratory animal species, and with additional inputs, it also simulates the blood plasma concentration-time history of the drug after it reaches the central circulation. The Company recently completed the development of, and has now begun to sell licenses for, an important new extension module for GastroPlus, called the Metabolism and Transporter Module. This module extends the basic simulation to include enzyme-specific metabolism in both the liver and in intestinal walls, as well as the effects of transporter proteins that line the intestinal tract and serve to promote or inhibit drug absorption. The Company's QMPRPlus(TM) program estimates the values of several important physicochemical characteristics of new drug-like molecules with only the structures of the molecules as input. Recent additions to this program include the prediction of permeability in a special line of cells called MDCK cells. This predictive model was developed during the past fiscal year under a funded collaboration with the Affymax Research Institute. Two new important predicted properties were also added to QMPRPlus: plasma protein binding and volume of distribution. GastroPlus and QMPRPlus are used by almost every major and a number of smaller pharmaceutical companies in the U.S., Europe, and Japan.

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

         The development of simulation software involves (1) identifying and understanding the underlying chemistry, physics, biology, and physiology of the processes to be simulated, (2) breaking those processes down into the lowest practical level of individual sub-processes at which the behaviors can be well-represented mathematically, (3) developing appropriate mathematical relationships/equations, and (4) converting them into computer subroutines. The software subroutines representing these individual processes are then integrated into an overall simulation program, with appropriate coordination between modules and design of user-friendly interface for inputs and outputs. The predictions of these programs are then compared to known results in order to calibrate the simulations and to demonstrate the validity of the models as useful tools for predicting new results.

PRODUCTS
--------

         The Company's pharmaceutical software provides cost-effective solutions to a number of critical problems in pharmaceutical research, and also serves in the education of pharmacy and medical students. The Company's software products and services to date are focused on the area of pharmaceutical research known as ADMET (Absorption, Distribution, Metabolism, Elimination, and Toxicity). The Company released its first pharmaceutical software product, GastroPlus, in August 1998 and immediately received enthusiastic interest from researchers in large pharmaceutical companies such as Astra, Glaxo Wellcome, Pfizer, Pharmacia, The Roche Group, SmithKline Beecham and Zeneca. Since then, 19 of the world's largest pharmaceutical companies and a number of smaller companies have licensed the software. Some of these companies have merged to become single companies (e.g., AstraZeneca and GlaxoSmithKline), which give the appearance of fewer customers, but the Company's software is licensed on an annual basis by geographic location, so there was no actual loss in sales. An Optimization Module for GastroPlus was released in November 1998. Two additional modules, IVIV Correlation and PKPlus(TM) were released in November 2000. The Metabolism and Transporter Module was released in June 2001. The majority of new sales now include these additional extra-cost modules, contributing significantly to revenue growth. GastroPlus has now become the "gold standard" for simulation of oral drug absorption and pharmacokinetics, and is in use throughout the industry in the U.S., Japan, and Europe. Recent sales have included a number of drug delivery companies (companies that design the actual tablet or capsule for a drug that was usually developed by another company). Although these companies are considerably smaller than the pharmaceutical giants, they can realize significant savings in cost and time through accurate simulation of their drug delivery technologies. The Company believes this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus.

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

         In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. As a part of this License Agreement, the Company is also receiving consulting assistance in the development and further enhancement of the GastroPlus absorption simulation model from TSRL staff, including Dr. Gordon Amidon and Dr. John Crison. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise, combined with the Company's now well-developed and continually growing expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus becoming recognized as the standard for oral drug absorption simulation and analysis within the pharmaceutical industry. The Company is aware that other companies began to develop similar software; however, management believes there is no significant direct competition for GastroPlus at this time. The Company believes that the addition of the Metabolism and Transporter Module and the accompanying upgrade of the core simulation in Version 3.0, which was released in June 2001, are major advances in the state-of-the-art of oral drug absorption and pharmacokinetics analysis. The Company's recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that Company staff members have been invited speakers at over 20 prestigious scientific meetings worldwide in the past year alone.

CONTRACT RESEARCH SERVICES
--------------------------

The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. The Company continues to perform study contracts for both major and smaller pharmaceutical companies. These studies provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. These studies are also beneficial to the Company to validate and enhance its products by studying actual data in the pharmaceutical industry. The company is currently completing two new study contracts to analyze drugs that are now in clinical trials.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------

In the area of simulation software for pharmaceutical research, the Company is currently pursuing the development of additional modules for GastroPlus and QMPRPlus, as well as a third program called HelixGen(TM), which predicts the 3-dimensional receptor structure of certain transmembrane proteins known as G-protein coupled receptors (GPCR's). Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1) PDPlus(TM) Module
---------------------

         The PDPlus Module for GastroPlus is well under way. Prior versions of GastroPlus have dealt with absorption and pharmacokinetics (what happens to the drug when it gets into the body). PDPlus calculates the pharmacodynamics for the drug (what happens to the body when the drug gets into the body) - i.e., what kind of therapeutic effect does it produce to treat a disease. This is an important new capability because it opens up the market to researchers who deal in late stage clinical trials, and who routinely perform PK/PD (pharmacokinetic/pharmacodynamic) analyses. Until now, these analyses were performed using models that treated absorption and its related process with very simplified models - often so simplified that calculations were in error. With PDPlus in GastroPlus, researchers will be able to perform highly sophisticated simulations and analyses to determine the complex interactive effects of factors that change the amount of drug that is absorbed and how fast it is metabolized after it is absorbed. These can result in significant variations in pharmacodynamic effect. Without the ability to predict these effects, excess costs in clinical trials can result when trials must be repeated to determine proper dosing levels. PDPl(TM) will enable researchers to better understand the complex interplay among absorption, pharmacokinetics, and pharmacodynamics, and to better estimate the dosing levels to use in clinical trials prior to the start of the trials. This additional-cost module is expected to be released early in calendar year 2002.

(2) Multiple Particle Size Dissolution Model
--------------------------------------------

         The current dissolution model in GastroPlus uses a single "effective" particle size. While this model has well represented most tablets, capsules, and suspensions we have dealt with to date, formulation researchers know that real dosage forms do not consist of particles that are all one size. Instead, there is a distribution of particle sizes over some range from smaller than the average size to larger than the average size. Smaller particles dissolve faster than larger particles. For some drugs, this results in dissolution behavior that is not well modeled with a single effective particle size. This new model will allow formulation researchers to asses the effects of different particle size distributions on dissolution and absorption.

(3) QMPRPlus(TM) upgrades
-------------------------

         We continue to add new molecular descriptors and new predicted ADMET properties to QMPRPlus(TM). We are now developing the ability for researchers to add their own data to refine the predictions for ADMET properties. We are also negotiating with several companies to develop additional models based on their experimental data. These models may be proprietary to each company, or they may result in additional predictions that can be licensed to other users, as we did with the MDCK model developed under contract to Affymax. A Data Mining Module is in development, which will allow researchers to see the distribution of their chemicals in up to four dimensions (3D plus color). This is a highly valuable capability that will complement the predictive capabilities of QMPRPlus nicely. This extra-cost module is expected to be released in early 2002.

(4) HelixGen(TM)
----------------

         HelixGen is a program that is designed to predict the 3-dimensional geometry (i.e., the position of each atom) of a special class of transmembrane proteins known as G-protein coupled receptors (GPCR's). This type of protein serves as a channel for passage of certain molecules through the walls of nerve cells and other cells, and is a target for the majority of neurogenic drugs. Drugs that bind to GPCR's can prevent the flow of certain molecules into and out of the cell, and in so doing may relieve pain, reduce tremors, improve memory, or affect other such nerve-related functions. The ability to predict the geometry of GPCR's in the computer will enable researchers to identify likely new drug molecules that could bind to them prior to actually synthesizing the molecules for experimental testing. Development of HelixGen was postponed in order to focus on the improvements to GastroPlus and QMPRPlus described above. Development of the program is expected to resume at some time in the future when resources and priorities allow. Because of accounting standards, and the continued postponement of development activities on this program, the Company was required to expense $126,296 in the 2nd quarter of FY2001 to write off all of the previously capitalized software development costs for HelixGen.

DISABILITY PRODUCT DEVELOPMENT
------------------------------

The Company's wholly owned subsidiary, Words+, Inc. has been an industry technology leader for over 20 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. The Company will continue to enhance its major software products, E Z Keys and Talking Screen, as well as its growing line of hardware products. The Company is well along in developing new versions of its software products for the new Microsoft XP operating system. The Company will also consider acquisitions of other products, businesses and companies that are complementary to its existing augmentative and alternative communication and computer access business lines.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                                     Three Months Ended
                                                    ------------------------------------------------------
                                                              11/30/01                 11/30/00
                                                    ------------------------------------------------------
Net sales                                              $ 1,007          100%         $1,058         100%
Cost of sales                                              372          36.9            478         45.2

                                                    ------------------------------------------------------
Gross Profit                                               635          63.1            580         54.8
                                                    ------------------------------------------------------
Selling, general and administrative                        525          52.1            501         47.4
Research and development                                    94           9.3             89          8.4
                                                    ------------------------------------------------------
Total operating expenses                                   619          61.5            590         55.8
                                                    ------------------------------------------------------
Profit (loss) from operations                               16           1.6            (10)        (0.9)
                                                    ------------------------------------------------------
Interest expense                                            (5)         (0.5)            (6)        (0.6)
                                                    ------------------------------------------------------
Net profit (loss)                                        $  11          1.1%         $  (16)        (1.5)%
                                                    ======================================================

NET SALES

The consolidated net sales decreased $51,000, or 4.8%, to $1,007,000 in the first fiscal quarter of 2002 (FY02) from $1,058,000 in the first fiscal quarter of 2001 (FY01). Simulations Plus, Inc.'s sales, from pharmaceutical and educational software, increased approximately $169,000, or 76.5%. However, Words+, Inc.'s sales decreased approximately $220,000, or 26.3% for the quarter. The increase in the Company's leading pharmaceutical software sales is attributable to a combination of additional license sales to existing customers, new customers, new modules, and four major upgrades to existing products. Management attributes the decrease in Words+ sales primarily to the tragic incidents on September 11, personnel changes in two key sales representatives, and overall slowing in the economy during this time period.

COST OF SALES

Consolidated cost of sales decreased $106,000, or 22.2%, to $372,000 in the first fiscal quarter of FY02 from $478,000 in the first fiscal quarter of FY01. The percentage of cost of sales decreased by 8.3%. For Simulations Plus, cost of sales decreased $13,000, or 16.9%, of which the significant portion of the cost of sales is the systematic amortization of capitalized software cost, which resulted in a 40.4% decrease in amortization cost. Another factor of cost of sales is royalty expense increasing $8,000, or 32.0%, due increased GastroPlus sales and the agreement between the Company and TSRL which includes royalty payments on GastroPlus sales. However the decrease in amortization cost outweighed the increase in royalty expense resulting in lower cost of sales than the previous year, despite the increase in sales. For Words+, cost of sales decreased $93,000, or 23.2%. The change in percentage of cost of sales between the first fiscal quarter of FY02 and FY01 is increased by 2.1%. Management attributes the percentage increase in cost of sales for Words+ primarily to the fact that the percentage of sales generated by product items with lower profit margins was greater than the items with higher profit margins.

GROSS PROFIT

The consolidated gross profit increased $55,000, or 9.5%, to $635,000 in the first quarter of FY02 from $580,000 in the first quarter of FY01. Management attributes this increase to a significant increase in pharmaceutical software sales, while there is a decrease in its cost of sales, resulting in over 125% increase in gross profit for these sales. This increase outweighed the decrease in gross profit generated by Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $24,000, or 4.8%, to $525,000 in the first fiscal quarter of FY02 from $501,000 in the first fiscal quarter of FY01. For Simulations Plus, the selling, general and administrative expenses decreased $13,000, or 6.9%. The major decreases in expenses were in the categories of public relations and other taxes. The public relations expense decreased due to the elimination of an outside public relations firm, and other taxes, which are income taxes due to foreign countries, were not applicable in this quarter. These decreases outweighed increases in contract labor, travel expense, and health insurance. For Words+, expenses increased $37,000, or 11.9%, due to increases in catalog printing, commissions to independent sales reps, trade shows, auto lease expenses, health insurance, and contact labor. These increases outweighed decreases in travel expense, telephone, salaries and wages, payroll taxes, and supplies.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $109,000 of research and development costs for both companies during the first quarter of FY02. Of this amount, $15,000 was capitalized and $94,000 was expensed in this period. In the first quarter of

FY01, the Company incurred $118,000 of research and development costs, of which $32,000 was capitalized and $86,000 was expensed. The decrease of $9,000, or 7.6% in research and development expenditure from the first quarter of 2001 to the first quarter of 2002 was primarily due to the less supply expense in the first quarter of FY02.

INTEREST EXPENSE

Interest expense for the first quarter of FY02 decreased by $1,000, to $5,000 from $6,000 in the first quarter of FY01. This decrease is attributable primarily to a lower interest rate on a revolving line of credit.

NET LOSS

The consolidated net profit for the three months operations increase by $27,000, or 168.8%, to profit of $11,000 in the first quarter of FY02 compared to loss of $16,000 in the first quarter of FY01. Management attributes this increase in profit primarily to the lower cost of sales, thus higher gross profit, which outweighed increases in expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, and accruing and not paying portions of salaries to certain executive officers and managers.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. At November 30, 2001, the outstanding balance under the revolving line of credit was approximately $100,000, and it was $99,000 at November 30, 2000. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

         Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries are being accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position. As of this time, only the Company's CEO and CFO are receiving reduced salaries, with the unpaid amounts being accrued. As of November 30, 2001, the amount of accrued and unpaid salaries due to the Company's executive officers and one manager was $386,000.

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

                                                     Simulations Plus, Inc.

Date:  January 14, 2002                     By:      /s/ MOMOKO BERAN
                                                     --------------------------
                                                     Momoko Beran
                                                     Chief Financial Officer