Form 10QSB
period 2002-02-28
SIMULATIONS PLUS INC
filed 2002-04-10
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 2002 or

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

Yes  [x]      No [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of April 9, 2002, was 3,408,331.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

                                Table of Contents
                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at February 28, 2002 (unaudited)          1

         Consolidated Statements of Operations for the three and six months
          ended February 28, 2002 and February 28, 2001 (unaudited)           2

         Consolidated Statements of Cash Flows for the six months
          ended February 28, 2002 and February 28, 2001 (unaudited)           3

         Notes to Consolidated Financial Statements (unaudited)               4

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                              6

         Results of Operations                                                11

         Liquidity and Capital Resources                                      15

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities                                                18

Item 3.  Defaults upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

Signature                                                                     19


                          Item 1. Financial Statements

                        SIMULATIONS PLUS, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                                  February 28, 2002
                                     (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents (note 2)                               $   126,724
       Accounts receivable, net of allowance for
         doubtful accounts of $14,363                                       670,150
       Prepaid expenses                                                      27,749
       Inventory                                                            214,410
                                                                        ------------
                    Total current assets                                  1,039,033
                                                                        ------------

Capitalized computer software development costs,
         net of accumulated amortization  (note 3)                          321,528
Furniture and equipment, net  (note 4)                                       71,902
Other assets                                                                 13,257
                                                                        ------------
                    Total assets                                        $ 1,445,720
                                                                        ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Advance line of credit                                           $    99,966
       Accounts payable                                                     194,262
       Accrued payroll and other expenses                                   334,297
       Accrued compensation due to officer-directors                        233,916
       Accrued warranty and service costs                                    43,826
       Current portion of capitalized lease obligations                      13,369
                                                                        ------------
                    Total current liabilities                               919,636
                                                                        ------------

Capitalized lease obligations, net of current portion                        14,675
                                                                        ------------
                    Total liabilities                                       934,311
                                                                        ------------

Shareholders' equity
       Preferred stock: $0.001 par value, authorized
         10,000,000 shares, no shares issued and outstanding                      0
       Common stock: $0.001 par value, authorized
         20,000,000 shares, issued and outstanding 3,408,331 (note 5)         3,409
       Additional paid-in capital                                         4,654,756
       Accumulated deficit                                               (4,146,756)
                                                                        ------------
                    Total shareholders' equity                              511,409
                                                                        ------------
                    Total liabilities and stockholders' equity          $ 1,445,720
                                                                        ============

         The accompanying footnotes are an integral part of these statements.

                                          1


                                 SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three and six months ended February 28, 2002 and February 28, 2001

                                              (Unaudited)

                                                  Three months ended             Six months ended
                                             ---------------------------   ---------------------------
                                               02/28/02       02/28/01       02/28/02       02/28/01
                                             ------------   ------------   ------------   ------------
Net sales                                    $ 1,106,622    $ 1,062,426    $ 2,113,910    $ 2,120,749
Cost of sales                                    333,098        428,082        705,642        906,332
                                             ------------   ------------   ------------   ------------
Gross profit                                     773,524        634,344      1,408,268      1,214,417
                                             ------------   ------------   ------------   ------------

Operating expenses:
       Selling, general & administration         469,248        532,288        994,456      1,032,864
       Research and development                   81,534         93,447        175,524        182,601
                                             ------------   ------------   ------------   ------------
         Total operating expenses                550,782        625,735      1,169,980      1,215,465
                                             ------------   ------------   ------------   ------------

Income (loss) from operations                    222,742          8,609        238,288         (1,048)
Other income (expenses):
       Interest income                                 8             39             15             51
       Interest expense                           (4,819)        (5,601)        (9,867)       (11,734)
                                             ------------   ------------   ------------   ------------

Income (loss) before provision
                                                 217,931          3,047        228,436        (12,731)
       for income taxes
Provision for income taxes                             0              0              0              0
                                             ------------   ------------   ------------   ------------

Net income (loss)                            $   217,931    $     3,047    $   228,436    $   (12,731)
                                             ============   ============   ============   ============

Basic net income (loss) per common share     $      0.06    $      0.00    $      0.07    $     (0.00)
                                             ============   ============   ============   ============

Diluted net income (loss) per common share   $      0.06    $      0.00    $      0.06    $     (0.00)
                                             ============   ============   ============   ============

Basic weighted average # of common
       shares outstanding                      3,408,331      3,385,831      3,408,331      3,385,831
                                             ============   ============   ============   ============

Diluted weighted average # of common
       shares outstanding                      3,571,564      3,436,161      3,571,564      3,385,831
                                             ============   ============   ============   ============

                  The accompanying footnotes are an integral part of these statements.

                                                   2


                             SIMULATIONS PLUS, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended February 28, 2002 and February 28, 2001
                                          (Unaudited)

                                                                          Six months ended
                                                                       -----------------------
                                                                        02/28/02     02/28/01
                                                                       ----------   ----------
Cash flows from operating activities:
       Net income (loss)                                               $ 228,436    $ (12,731)
       Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation and amortization of furniture and equipment      28,940       30,972
            Amortization of capitalized software development costs        69,704      230,835

       (Increase) decrease in:
            Accounts receivable                                         (225,750)    (144,696)
            Inventory                                                    (32,052)     (83,065)
            Other assets                                                  (2,726)      12,873
       Increase (decrease) in:
            Accounts payable                                             (70,043)      54,294
            Accrued payroll and other expenses                              (183)     (22,037)
            Accrued payroll for officer-directors                         39,833       23,500
            Accrued warranty and service costs                            (1,630)         643
            Deferred revenue                                              (2,593)     (34,840)
                                                                       ----------   ----------
       Net cash provided by operating activities                          31,936       55,748
                                                                       ----------   ----------

Cash flows from investing activities:
       Purchase of furniture and equipment                                (9,570)           0
       Capitalized computer software development cost                    (56,931)     (66,448)
                                                                       ----------   ----------
       Net cash used in investing activities                             (66,501)     (66,448)
                                                                       ----------   ----------

Cash flows from financing activities:
       Borrowed from line of credit, net                                   1,007            3
       Payments on capitalized lease obligations                          (6,370)      (8,751)
                                                                       ----------   ----------
       Net cash used in financing activities                              (5,363)      (8,748)
                                                                       ----------   ----------

       Net decrease in cash                                              (39,928)     (19,448)
       Cash and cash equivalents, beginning of period                    166,652       37,535
                                                                       ----------   ----------
       Cash and cash equivalents, end of period                        $ 126,724    $  18,087
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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products, not exceeding three years. Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is recoverable through revenues. Any excess of development costs to expected net realizable value is expensed at that time. The Company expensed $126,296 in fiscal year 2001 when it was required to write off as an impairment loss related to capitalized software costs for HelixGen, and included in cost of sales.

Note 4: FURNITURE AND EQUIPMENT
-------

Furniture and equipment as of February 28, 2002 consisted of the following:

         Equipment                                            $ 104,236
         Computer equipment                                     308,370
         Furniture and fixtures                                  45,036
         Leasehold improvements                                  38,215
                                                              ----------
                                                                495,857
         Less accumulated depreciation                         (423,955)
                                                              ----------
                                                              $  71,902
                                                              ==========

Note 5: STOCKHOLDERS' EQUITY
-------

STOCK OPTION PLAN

As of February 28, 2002, 1,193,899 shares have been issued to various employees at an exercise price equal to the fair market value of the Company's stock price at the date of grant with five-year vesting periods. Also, a total of 5,206 shares have been issued to the Board of Directors at exercise prices equal to the fair market value of the Company's stock price at the date of grant ranging from $1.50 to $5.25 with a three-year vesting period. As of today, 2,300 options have been exercised.

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

GENERAL

BUSINESS
--------

Simulations Plus, Inc. (the "Company" or "Simulations Plus") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce two types of products: (1) Simulations Plus, incorporated in 1996, develops and produces simulation software for use in pharmaceutical research and for education, and also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program called "Abbreviate!" for the retail market.

DESCRIPTION OF SIMULATION SOFTWARE
----------------------------------

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

The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical/metabolic degradation and absorption of orally-dosed drug compounds in the gastrointestinal tract of humans and several laboratory animal species, and with additional inputs, it also simulates the blood plasma concentration-time history of the drug after it reaches the central circulation. In 2001, the Company completed the development of, and is now selling licenses for, an important new extension module for GastroPlus called the Metabolism and Transporter Module. This module extends the basic simulation to include enzyme-specific metabolism in both the liver and in intestinal walls, as well as the effects of transporter proteins that line the intestinal tract and serve to promote or inhibit drug absorption.

The Company's QMPRPlus(TM) program estimates the values of several important physicochemical characteristics of new drug-like molecules with only the structures of the molecules as input. Recent additions to this program include the prediction of permeability in a special line of cells called MDCK cells. This predictive model was developed during the past fiscal year under a funded collaboration with the Affymax Research Institute, at that time a division of GlaxoSmithKline. Two new important predicted properties were also added to QMPRPlus: plasma protein binding and volume of distribution.

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

PRODUCTS
--------

The Company's pharmaceutical software provides cost-effective solutions to a number of critical problems in pharmaceutical research, and also serves in the education of pharmacy and medical students. The Company's software products and services to date are focused on the area of pharmaceutical research known as ADMET (Absorption, Distribution, Metabolism, Elimination, and Toxicity). The Company released its first pharmaceutical software product, GastroPlus, in August 1998 and immediately received enthusiastic interest from researchers in large pharmaceutical companies such as Astra, Glaxo Wellcome, Pfizer, Pharmacia, The Roche Group, SmithKline Beecham and Zeneca. Since then, the majority of the world's largest pharmaceutical companies and a number of smaller companies have licensed the software. Some of these companies have merged to become single companies (e.g., AstraZeneca and GlaxoSmithKline), which give the appearance of fewer customers, but the Company's software is licensed on an annual basis by geographic location, so no actual loss in sales has resulted from these mergers. In fact, several of these mergers have resulted in increased licenses and new geographic locations.

An Optimization Module for GastroPlus was released in November 1998. Two additional modules, IVIV Correlation and PKPlus(TM) were released in November 2000. The Metabolism and Transporter Module was released in June 2001. The majority of new sales now include these additional extra-cost modules, contributing significantly to revenue growth. GastroPlus has now become the "gold standard" for simulation of oral drug absorption and pharmacokinetics, and is in use throughout the industry in the U.S., Japan, and Europe. Recent sales have included a number of drug delivery companies (companies that design the actual tablet or capsule for a drug compound that was developed by another company). Although these companies are considerably smaller than the pharmaceutical giants, they can realize significant savings in cost and time through accurate simulation of their drug delivery technologies. The Company believes this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus.

QMPRPlus (Quantitative Molecular Permeability Relationships), which can be used as a companion program to GastroPlus or by itself, takes as inputs the structures of molecules, and provides estimates for human intestinal permeability, octanol-water partition coefficient (logP), solubility, diffusivity, blood-brain barrier penetration, plasma protein binding, and volume of distribution. The ability to predict these properties prior to running wet lab experiments allows screening of undesirable compounds much faster and at much lower cost then using traditional experimental methods.

Most of the estimated parameters from QMPRPlus are inputs to GastroPlus. QMPRPlus thereby extends the utility of GastroPlus into early drug discovery, during which pharmaceutical companies may not have even made many of the molecules that have been identified as potential drug candidates. During the previous fiscal year, the Company completed the development of a new intestinal permeability model for a special line of cell culture experiments using Manin-Darby Canine Kidney (MDCK) cells under contract to the Affymax Research Institute, at that time a division of GlaxoSmithKline. This unique model, based on high quality data for over 350 compounds, was presented at the American Chemical Society meeting in San Diego during the first week of April 2001. The Company also completed the development of the blood-brain barrier permeation model during the last fiscal year, as well as models for plasma protein binding and volume of distribution, and it updated all earlier models with enhanced artificial neural network predictions. By providing estimates of physicochemical properties from structure alone, QMPRPlus, by itself or coupled with GastroPlus, allows researchers to rank order large numbers of candidate compounds in terms of their potential for human intestinal absorption. Because pharmaceutical companies are dealing with many millions of compounds per year, and because the area of ADMET has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity.

In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. As a part of this License Agreement, the Company is also entitled to ongoing consulting assistance in the development and further enhancement of the GastroPlus absorption simulation model from TSRL staff, including Dr. Gordon Amidon and Dr. John Crison. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise, combined with the Company's now well-developed and continually growing expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus becoming the standard for oral drug absorption simulation and analysis within the pharmaceutical industry. The Company is aware that other companies began to develop similar software; however, management believes there is no significant direct competition for GastroPlus at this time. The Company believes that the addition of the Metabolism and Transporter Module and ongoing upgrades of the core simulation, are major advances in the state-of-the-art of oral drug absorption and pharmacokinetics analysis. The Company's recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that Company staff members have been invited speakers at over 20 prestigious scientific meetings worldwide in the past year alone, and they continue to be invited to present at a variety of meetings worldwide.

CONTRACT RESEARCH SERVICES
--------------------------

The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. The Company continues to perform study contracts for both major and smaller pharmaceutical companies. These studies provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. These studies are also beneficial to the Company to validate and enhance its products by studying actual data in the pharmaceutical industry. The company is currently completing two study contracts to analyze drugs that are now in clinical trials.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------

In the area of simulation software for pharmaceutical research, the Company is pursuing the development of additional modules for GastroPlus and QMPRPlus. Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1)  PDPlus(TM) Module
----------------------

The PDPlus Module for GastroPlus is nearly completed. Prior versions of GastroPlus have dealt with absorption and pharmacokinetics (what happens to the drug when it gets into the body). PDPlus calculates the pharmacodynamics for the drug (what happens to the body when the drug gets into the body) - i.e., what kind of therapeutic (or adverse) effect does it produce. This is an important new capability because it opens up the market to researchers who deal in later stage clinical trials, and who routinely perform PK/PD (pharmacokinetic/pharmacodynamic) analyses. Until now, these analyses were performed using models that treated absorption and its related processes with simplified models - often so simplified that calculations were in error. With PDPlus in GastroPlus, researchers will be able to perform highly sophisticated simulations and analyses to determine the complex interactive effects of factors that change the amount of drug that is absorbed and how fast it is metabolized after it is absorbed. These can result in significant variations in pharmacodynamic effect. Without the ability to predict these effects, clinical trial costs can soar when trials must be repeated to determine proper dosing levels. PDPlus will enable researchers to better understand the complex interplay among absorption, pharmacokinetics, and pharmacodynamics, and to better estimate the dosing levels to use in clinical trials prior to the start of the trials. The Company expects to release this additional-cost module in the first half of calendar 2002.

(2)  Multiple Particle Size Dissolution Model
---------------------------------------------

The current dissolution model in GastroPlus uses a single "effective" particle size. While this model has well represented most tablets, capsules, and suspensions we have dealt with to date, formulation researchers know that real dosage forms do not consist of particles that are all one size. Instead, there is a distribution of particle sizes over some range from smaller than the average size to larger than the average size. Smaller particles dissolve faster than larger particles. For some drugs, this results in dissolution behavior that is not well modeled with a single effective particle size. This new model will allow formulation researchers to assess the effects of different particle size distributions on dissolution and absorption.

(3) QMPRPlus(TM) upgrades
-------------------------

We continue to add new molecular descriptors and new predicted ADMET properties to QMPRPlus(TM). We have just completed the development of a new, additional-cost "4D Data Mining" module, which is in final testing and will be released in April 2002. We are also developing the ability for researchers to add their own data to refine the predictions for ADMET properties. And we are in discussions with several companies to develop additional models based on their experimental data. If contracted for, these models may be proprietary to each company, or they may result in additional predictions that can be licensed to other users, as we did with the MDCK model developed under contract to Affymax.

DISABILITY PRODUCT DEVELOPMENT
------------------------------

The Company's wholly owned subsidiary, Words+, Inc. has been an industry technology leader for over 20 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. The Company will continue to enhance its major software products, E Z Keys and Talking Screen, as well as its growing line of hardware products. The Company announced the release of its new version of E Z Keys for the new Microsoft XP operating system at the "Technologies for Persons with Disabilities Conference" in Los Angeles in late March 2002. The Company will also consider acquisitions of other products, businesses and companies that are complementary to its existing augmentative and alternative communication and computer access business lines.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                          Three Months Ended
                                           -----------------------------------------------
                                                  02/28/02                02/28/01
                                           ----------------------   ----------------------
Net sales                                    $  1,107     100.0%      $   1,062    100.0%
Cost of sales                                     333      30.1             428     40.3
                                           ----------------------   ----------------------
Gross profit                                      774      69.9             634     59.7
                                           ----------------------   ----------------------
Selling, general and administrative               469      42.4             532     50.1
Research and development                           82       7.4              94      8.9
                                           ----------------------   ----------------------
Total operating expenses                          551      49.8             626     58.9
                                           ----------------------   ----------------------
Income from operations                            223      20.1               8      0.8
Interest expense                                   (5)     (0.5)             (5)    (0.5)
                                           ----------------------   ----------------------
Net income                                   $    218      19.7%       $      3      0.3%
                                           ======================   ======================

NET SALES

Consolidated net sales increased $45,000, or 4.2%, to $1,107,000 in the second fiscal quarter of 2002 (FY02) from $1,062,000 in the second fiscal quarter of 2001 (FY01). Simulations Plus, Inc.'s sales, from pharmaceutical and educational software and services, increased approximately $181,000, or 48.6%; however, Words+, Inc.'s sales decreased approximately $136,000, or 19.9% for the quarter. The increase in the Company's leading pharmaceutical software sales is attributable to a combination of additional license sales to existing customers, new customers, new modules, and four major upgrades to existing products. Management attributes the decrease in Words+ sales primarily to personnel changes in two key sales representatives, delays in assistive technology orders by a number of school districts and state agencies nationwide, and overall slowing in the economy during this time period.

COST OF SALES

Consolidated cost of sales decreased $95,000, or 22.2%, to $333,000 in the second fiscal quarter of FY02 from $428,000 in the second fiscal quarter of FY01. The percentage of cost of sales decreased by 10.2%. For Simulations Plus, the cost of sales decreased $122,000, or 114.6%. A significant portion of the cost of sales is the systematic amortization of capitalized software cost, which resulted in an 82.5% decrease in amortization cost. This decrease is due to the fact that the Company was required to expense $126,296 in the second fiscal quarter of FY01 for the capitalized development cost of HelixGen because its development had been postponed. Without this charge last year, cost of sales for

Simulations Plus would have increased by $4,000. For Words+, the cost of sales increased $27,000, or 11.7%. Management attributes the percentage increase in cost of sales for Words+ primarily to the fact that the percentage of sales generated by product items with lower profit margins was greater than the items with higher profit margins. In addition, there was a temporary reduction in the cost of a significant component of the Freedom2000 during the second fiscal quarter of 2001, resulting in temporary higher gross margin during that quarter as compared with this year's second quarter.

GROSS PROFIT

The consolidated gross profit increased $140,000, or 22.1%, to $774,000 in the second quarter of FY02 from $634,000 in the second quarter of FY01. Management attributes this increase to a significant increase in pharmaceutical software sales, while there is a decrease in cost of sales because of the HelixGen write off last year, resulting in significant increase in gross profit for these sales. This increase outweighed the decrease in gross profit generated from Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses decreased $63,000, or 11.8%, to $469,000 in the second quarter of FY02 from $532,000 in the second quarter of FY01. For Simulations Plus, selling, general and administrative expenses decreased $39,000, or 20.4% primarily due to decreases in legal fees, public relations, and administrative personnel wages by consolidating some tasks. Although there are increases in insurance expense and overseas taxes associated with sales, overall reductions in expenses outweighed increases. For Words+, expenses decreased $24,000, or 7.0%, due to a decrease in travel, telephone, repairs, and wages. These decreases outweighed increases in other expenses such as catalogs, commissions and depreciation expenses, resulting in an overall lower selling, general and administrative expense than last year.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $116,000 of research and development costs for both companies during the second quarter of FY02. Of this amount, $35,000 was capitalized and $81,000 was expensed in this period. In the second quarter of FY01, the Company incurred $128,000 of research and development costs, of which $34,000 was capitalized and $94,000 was expensed. The decrease of $12,000, or 9.0%, in research and development expenditure from the second quarter of FY01 to the second quarter of FY02 was due to one research and development staff member who left the company and was not replaced, thus decreasing wages and associated payroll expenses.

INTEREST EXPENSE

Interest expense for the second quarter of FY02 and FY01 are the same. The interest expense was related to the Company's revolving line of credit with its bank.

NET INCOME

The consolidated net income for the three months ended February 28, 2002 increased by $215,000, or 7,166.7%, to $218,000 in the second quarter of FY02 compared to $3,000 in the second quarter of FY01. Management attributes this increase primarily to the significant increase in pharmaceutical software sales while lowering all expenses.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                          Six Months Ended
                                           -----------------------------------------------
                                                  02/28/02                02/28/01
                                           ----------------------   ----------------------
Net sales                                    $  2,114     100.0%      $   2,121    100.0%
Cost of sales                                     706      33.4             906     42.7
                                           ----------------------   ----------------------
Gross profit                                    1,408      66.6           1,215     57.3
                                           ----------------------   ----------------------
Selling, general and administrative               994      47.0           1,033     48.7
Research and development                          176       8.3             183      8.6
                                           ----------------------   ----------------------
Total operating expenses                        1,170      55.3           1,216     57.3
                                           ----------------------   ----------------------
Income (loss) from operations                     238      11.3              (1)     0.0
Interest expense                                  (10)     (0.5)            (12)    (0.1)
                                           ----------------------   ----------------------
Net income (loss)                             $   228      10.8%      $     (13)    (0.1)%
                                           ======================   ======================

NET SALES

Consolidated net sales decreased $7,000, or 0.3%, to $2,114,000 for the six months ended February 28, 2002 compared to $2,121,000 for the six months ended February 28, 2001. Simulations Plus, Inc.'s sales from pharmaceutical software and services and educational software increased approximately $350,000, or 58.9%, however, Words+, Inc.'s sales decreased approximately $357,000, or 23.4% for the six months ended February 28, 2002. Management attributes the increase in pharmaceutical software sales to a combination of new customers, new modules, and license renewals because of major upgrades to existing products, and fees received for product training. Management attributes the decrease in Words+ sales primarily to the tragic incidents on September 11, personnel changes in two key sales representatives, delays in assistive technology orders from numerous school districts and state agencies, and overall slowing in the economy during this time period.

COST OF SALES

Consolidated cost of sales decreased $200,000, or 22.1%, to $706,000 for the six months ended February 28, 2002 from $906,000 for the six months ended February 28, 2001. The percentage of cost of sales decreased by 9.3%. For Simulations Plus, the cost of sales decreased $135,000, or 49.0%. A significant portion of the cost of sales is the systematic amortization of capitalized software cost, which resulted in a 72.9% decrease in amortization cost. This decrease is primarily due to the fact that the Company was required to expense $126,296 in the second fiscal quarter of last year for the capitalized development cost of HelixGen because its development was postponed. For Words+, the cost of sales decreased $65,000, or 10.4%. Expressed as a percentage, the change in cost of sales for Words+ between the six months operations ended February 28, 2002 and February 28, 2001 is an increase of 7.0%. Management attributes this percentage increase primarily to increased sales of lower margin items during the first six months compared to the same period of the previous fiscal year. There was a temporary reduction in the cost of a significant component of the Freedom2000 during the second fiscal quarter of 2001, resulting in a temporary higher gross margin.

GROSS PROFIT

The consolidated gross profit increased $193,000, or 15.9%, to $1,408,000 for the six months ended February 28, 2002 from $1,215,000 for the six months ended February 28, 2001. Management attributes this increase to a significant increase in pharmaceutical software and services sales, while there is a decrease in its cost of sales largely caused by last year's HelixGen write-off, resulting in significantly increased gross profit for these sales. This increase outweighed the decrease in gross profit generated by Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses decreased $39,000, or 3.8%, to $994,000 for the six months ended February 28, 2002 from $1,033,000 for the six months ended February 28, 2001. For Simulations Plus, selling, general and administrative expenses decreased $52,000, or 13.7% primarily due to decreases in depreciation, legal fees and public relations. Although there are increases in overseas taxes associated with sales, consultant fees, and travel expense, overall reductions in expenses outweighed increases. For Words+, expenses increased $13,000, or 2.1%, primarily due to increases in catalog printing, trade shows, contract labor, insurance, and commissions outweighing reduction in other expenses such as travel expenses, salaries/wages and related payroll tax, postages, and telephone expense.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $226,000 of research and development costs for both companies for the six months ended February 28, 2002. Of this amount, $50,000 was capitalized and $176,000 was expensed in this period. In the same period of 2001, the Company incurred $249,000 of research and development costs, of which $66,000 was capitalized and $183,000 was expensed. The decrease of $23,000, or 9.2% in research and development expenditure from the six months operations in the fiscal year 2001 to 2002 was due to one research and development staff member who left the company has not yet been replaced, thus decreasing wages and payroll related expenses.

INTEREST EXPENSE

Interest expense for the six months ended February 28, 2002 decreased by $2,000, or 16.7%, to $10,000 from $12,000 for the six months ended February 28, 2001. This decrease is attributable primarily to a decrease in interest rate on the Company's revolving line of credit.

NET INCOME

Consolidated net profit for the six months ended February 28, 2002 increased by $241,000, to a net profit of $228,000 for the six months ended February 28, 2002 compared to the net loss of $13,000 for the six months ended February 28, 2001. Management attributes this increase primarily to the significant increase in pharmaceutical software and services sales while lowering all expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, and accruing and not paying portions of salaries to certain executive officers and managers.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. At February 28, 2002, the outstanding balance under the revolving line of credit was approximately $100,000, and it was $99,000 at February 28, 2001. This amount was completely paid off in March 2002, eliminating the Company's largest external debt. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries were accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position. The amount of such accrued and unpaid salaries due to the Company's executive officers and one manager was $393,000. Effective as of March 1, 2002, all employees and officers salaries have been restored to their full levels. Accrued amounts will be paid as described above.

The Company believes that existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. If cash generated from operations becomes insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if available, that it will be in amounts and on terms acceptable to the Company. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

Since July 2, 1999, trading in the shares of the Company's Common Stock has been conducted on the Nasdaq's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities may be impaired, not only in the number of securities which can be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the media's coverage of the Company, and lower prices for the Company's securities than otherwise may be attained.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         In the normal course of business, the Company may be subject to various lawsuits and claims. The Company believes that the final outcomes of these matters, either individually or in the aggregate, will not have a material effect on the financial statements. The Company is not involved in any such litigation at this time.

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On February 21, 2002, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

         (1)      Election of directors
                                    Walter S. Woltosz
                                    Virginia E. Woltosz
                                    Dr. David Z. D'Argenio
                                    Dr. Richard Weiss

         (2) Ratification of the appointment of Singer, Lewak, Greenbaum & Goldstein, LLP as Independent public accountants.

                  All of the above proposals were approved and the results of the balloting at the meeting are summarized in the following table.

---------- ------------ ---------- ------------ ----------------- -------------
 Proposal       Yes          No       Abstain        Broker           Total
                                                   Non-Votes
---------- ------------ ---------- ------------ ----------------- -------------
   (1)       3,132,380          -       30,900            66,430     3,229,710
---------- ------------ ---------- ------------ ----------------- -------------
   (2)       3,151,050     11,600          630            66,430     3,229,710
---------- ------------ ---------- ------------ ----------------- -------------

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on form 8-K
         --------------------------------
         None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Simulations Plus, Inc.

Date:  April 9, 2002                           By: /s/ MOMOKO BERAN
                                                    ----------------------------
                                                    Momoko Beran
                                                    Chief Financial Officer