Form 10QSB
period 2002-05-31
SIMULATIONS PLUS INC
filed 2002-07-08
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2002 or

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

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of July 03, 2002, was 3,408,331.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

                                Table of Contents

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at May 31, 2002 (unaudited)               1

         Consolidated Statements of Operations for the three and nine
          months ended May 31, 2002 and 2001  (unaudited)                     2

         Consolidated Statements of Cash Flows for the nine months
          ended May 31, 2002 and 2001 (unaudited)                             3

         Notes to Consolidated Financial Statements (unaudited)               4

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                              6

         Results of Operations                                               13

         Liquidity and Capital Resources                                     17

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities                                               18

Item 3.  Defaults upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signature                                                                    19

                            Item 1. Financial Statements
                                    --------------------

                        SIMULATIONS PLUS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET
                                    May 31, 2002
                                     (Unaudited)

ASSETS
Current assets:
       Cash and cash equivalents (note 2)                               $    83,046
       Accounts receivable, net of allowance for
         doubtful accounts of $10,469                                       638,547
       Prepaid expenses                                                      25,088
       Inventory                                                            200,455
                                                                        ------------
                    Total current assets                                    947,136
                                                                        ------------

Capitalized computer software development costs,
         net of accumulated amortization  (note 3)                          323,964
Furniture and equipment, net  (note 4)                                       61,067
Other assets                                                                 13,257
                                                                        ------------
                    Total assets                                        $ 1,345,424
                                                                        ============


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Accounts payable                                                     102,400
       Accrued payroll and other expenses                                   335,708
       Accrued compensation due to officer-directors                        218,916
       Accrued warranty and service costs                                    43,270
       Current portion of capitalized lease obligations                      12,459
                                                                        ------------
                    Total current liabilities                               712,753
                                                                        ------------

Capitalized lease obligations, net of current portion                        12,224
                                                                        ------------
                    Total liabilities                                       724,977
                                                                        ------------

Shareholders' equity
       Preferred stock: $.001 par value, authorized
         10,000,000 shares, none issued and outstanding                           0
       Common stock: $.001 par value, authorized
         20,000,000 shares, issued and outstanding 3,408,331 (note 5)         3,409
       Additional paid-in capital                                         4,654,756
       Accumulated deficit                                               (4,037,718)
                                                                        ------------
                    Total shareholders' equity                              620,447
                                                                        ------------
                    Total liabilities and shareholders' equity          $ 1,345,424
                                                                        ============

        The accompanying footnotes are an integral part of these statements.

                                         1

                                   SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the three and nine months ended May 31, 2002 and 2001
                                                (Unaudited)

                                                       Three months ended           Nine months ended
                                                  ---------------------------------------------------------
                                                    05/31/02       05/31/01       05/31/02       05/31/01
                                                  ------------   ------------   ------------   ------------
Net sales                                         $ 1,119,967    $   974,166    $ 3,233,877    $ 3,094,915
Cost of sales                                         373,064        399,817      1,078,706      1,306,149
                                                  ------------   ------------   ------------   ------------
Gross profit                                          746,903        574,349      2,155,171      1,788,766
                                                  ------------   ------------   ------------   ------------
Operating expenses:
       Selling, general & administration              540,337        549,606      1,534,793      1,582,470
       Research and development                        94,929         87,161        270,452        269,762
                                                  ------------   ------------   ------------   ------------
         Total operating expenses                     635,266        636,767      1,805,245      1,852,232
                                                  ------------   ------------   ------------   ------------

Income (loss) from operations                         111,637        (62,418)       349,926        (63,466)
Other income (expenses):
       Interest revenue                                     1             24             16             75
       Interest expense                                (2,601)        (5,496)       (12,468)       (17,230)
                                                  ------------   ------------   ------------   ------------

Income (loss) before provision for income taxes       109,037        (67,890)       337,474        (80,621)
Provision (benefit) for income taxes                        0              0              0              0
                                                  ------------   ------------   ------------   ------------

Net income (loss)                                 $   109,037    $   (67,890)   $   337,474    $   (80,621)
                                                  ============   ============   ============   ============

Basic net income (loss) per common share          $      0.03    $     (0.02)   $      0.10    $     (0.02)
                                                  ============   ============   ============   ============
Diluted net income (loss) per common share        $      0.03    $     (0.02)   $      0.10    $     (0.02)
                                                  ============   ============   ============   ============
Basic weighted average # of common
       shares outstanding                           3,408,331      3,392,434      3,408,331      3,388,056
                                                  ============   ============   ============   ============
Diluted weighted average # of common
       shares outstanding                           3,408,331      3,392,434      3,408,331      3,388,056
                                                  ============   ============   ============   ============

                    The accompanying footnotes are an integral part of these statements.

                                                     2

                             SIMULATIONS PLUS, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the nine months ended May 31, 2002 and 2001
                                          (Unaudited)

                                                                          Nine months ended
                                                                       -----------------------
Cash flows from operating activities:                                   05/31/02     05/31/01
                                                                       ----------   ----------
       Net Income (loss)                                               $ 337,474    $ (80,621)
       Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation and amortization of furniture and equipment      43,310       46,274
            Amortization of capitalized software development costs       101,034      283,109
       (Increase) decrease in:
            Accounts receivable                                         (194,147)     (43,272)
            Inventory                                                    (18,097)     (65,570)
            Other assets                                                     (65)       9,899
       Increase (decrease) in:
            Accounts payable                                            (161,905)      (6,113)
            Deferred revenue                                              (5,836)     (27,206)
            Accrued payroll and other expenses                             4,471        4,511
            Accrued payroll for officer-directors                         24,833           --
            Accrued warranty and service costs                            (2,186)         149
                                                                       ----------   ----------
       Net cash provided by operating activities                         128,886      121,160
                                                                       ----------   ----------

Cash flows from investing activities:
       Purchase of furniture and equipment                               (13,105)           0
       Capitalized computer software development cost                    (90,697)    (104,994)
                                                                       ----------   ----------
       Net cash used in investing activities                            (103,802)    (104,994)
                                                                       ----------   ----------

Cash flows from financing activities:
       Payments on line of credit, net                                   (98,959)         (62)
       Payments on capitalized lease obligations                          (9,731)     (12,266)
       Proceeds from exercise of stock options                                 0       22,500
                                                                       ----------   ----------
       Net cash provided by (used in) financing activities              (108,690)      10,172
                                                                       ----------   ----------

       Net increase (decrease) in cash                                   (83,606)      26,338
       Cash and cash equivalents, beginning of period                    166,652       37,535
                                                                       ----------   ----------
       Cash and cash equivalents, end of period                        $  83,046    $  63,873
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

Note 2: CASH AND CASH EQUIVALENTS
-------

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of May 31, 2002, the Company had no uninsured cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products, not exceeding three years. Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is recoverable through revenues. Any excess of development costs to expected net realizable value is expensed at that time. The Company expensed $126,296 in the fiscal year 2001 when it was required to write off as an impairment loss related to capitalized software costs for HelixGen(TM), and included in cost of sales.

Note 4: FURNITURE AND EQUIPMENT
-------

Furniture and equipment as of May 31, 2002 consisted of the following:

         Equipment                                           $ 104,236
         Computer equipment                                    311,905
         Furniture and fixtures                                 45,036
         Leasehold improvements                                 38,215
                                                             ----------
                                                               499,392
         Less accumulated depreciation                        (438,325)
                                                             ----------
                                                             $  61,067
                                                             ==========

Note 5: STOCKHOLDERS' EQUITY
-------

STOCK OPTION PLAN

As of May 31, 2002, a total of 1,193,399 shares have been issued to various employees at an exercise price of the fair market value or higher at the date of grant with five-year vesting periods. Also, a total of 5,206 shares have been issued to outside members of the Board of Directors at exercise prices ranging from $1.50 to $5.25 with a three-year vesting period. As of today, 2,300 options have been exercised.

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

Note 7: EARNINGS PER SHARE
-------

Effective February 28, 1998, the Company adopted SFAS No. 128 "Earnings Per Share."

       Item 2. Management's Discussion and Analysis or Plan of Operations
               ----------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended May 31, 2002 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

A second type of software consists of statistically significant models that allow prediction of various properties of a chemical compound from just its molecular structure. These models are not simulations, but instead are formed from a variety of mathematical functions and relationships, including linear, nonlinear, and artificial neural network models.

The Company's QMPRPlus(TM) program is the second type of program, and it provides estimates for the values of several important physicochemical characteristics of new drug-like molecules with only the structures of the molecules as input. Recent additions to this program include the prediction of permeability in a special line of cells called MDCK cells. This predictive model was developed during the past fiscal year under a funded collaboration with the Affymax Research Institute, at that time a division of Glaxo Wellcome. The Company recently announced the release of a powerful "4D Data Mining" module for QMPRPlus, which further extends the utility of the software. Both the MDCK module and the 4D Data Mining module are additional-cost options to the program.

GastroPlus and QMPRPlus are used by almost every major and a number of smaller pharmaceutical companies in the U.S., Europe, and Japan. The number of licensee continues to grow each quarter, and revenues reflect the cumulative effect of annual license renewals added to new sales.

The Company is now completing the development of two new additional-cost modules, one for GastroPlus and one for QMPRPlus. PDPlus(TM) is a module for GastroPlus that will enable the program to be used for pharmacodynamic modeling coupled with the core simulation. The Training Module for QMPRPlus will allow users to build their own artificial neural network models using a highly sophisticated, state-of-the-art model-building engine that automates the process of finding the most effective artificial neural network models for a particular database, using the fast descriptor engine that is part of QMPRPlus.

The Company's award-winning FutureLab(TM) science experiment simulations for middle school and high school students incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, universal gravitation, ideal gases, etc.), and allow students to design and conduct their own experiments in a virtual laboratory environment. Although development of FutureLab software was discontinued in 1998, low-level sales have continued through distributors in the U.S., U.K. Australia, and New Zealand.

PRODUCTS
--------

The Company's pharmaceutical software products provide cost-effective solutions to a number of critical problems in pharmaceutical research, and also serve in the education of pharmacy and medical students. The Company's pharmaceutical software products and services to date are focused on the area of pharmaceutical research known as ADMET (Absorption, Distribution, Metabolism, Elimination, and Toxicity). The Company released its first pharmaceutical software product, GastroPlus, in August 1998 and immediately received enthusiastic interest from researchers in large pharmaceutical companies such as Astra, Glaxo Wellcome, Pfizer, Pharmacia, The Roche Group, SmithKline Beecham and Zeneca. Since then, the majority of the world's largest pharmaceutical companies and a steadily growing number of smaller companies have licensed the software. Some of these companies have merged to become single companies (e.g., AstraZeneca and GlaxoSmithKline), which give the appearance of fewer customers, but the Company's software is licensed on an annual basis by geographic location, so no actual loss in sales has resulted from these mergers. In fact, several of these mergers have resulted in increased licenses and new geographic locations.

The Optimization Module for GastroPlus was released in November 1998. Two additional modules, IVIV Correlation and PKPlus(TM) were released in November 2000. The Metabolism and Transporter Module was released in June 2001. The PDPlus(TM) Module is scheduled for release during the 4th quarter of this fiscal year.

The majority of new sales now include these additional extra-cost modules, contributing significantly to revenue growth. GastroPlus has now become the "gold standard" for simulation of oral drug absorption and pharmacokinetics, and is in use throughout the industry in the U.S., Japan, and Europe. Recent sales have included a number of drug delivery companies (companies that design the actual tablet or capsule for a drug compound that was developed by another company). Although these companies are considerably smaller than the pharmaceutical giants, they can realize significant savings in cost and time through accurate simulation of their drug delivery technologies. The Company believes this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus. Another new module, PDPlus(TM), is in beta test at this time, and release is expected during the fourth quarter. This additional cost module will enable researchers to model both therapeutic and toxic effects that result from the presence of a drug in the body, and as a function of the predicted absorption rate and pharmacokinetic behavior from the core simulation. This extends the utility of the software farther into clinical trials, adding new departments and companies to the potential customer list.

QMPRPlus (Quantitative Molecular Permeability Relationships), which can be used as a companion program to GastroPlus or by itself, takes as inputs the structures of molecules, and provides estimates for human intestinal permeability, octanol-water partition coefficient (logP), solubility, diffusivity, blood-brain barrier penetration, plasma protein binding, and volume of distribution. The ability to predict these properties prior to running wet lab experiments allows screening of undesirable compounds much faster and at much lower cost than using traditional experimental methods.

Most of the estimated parameters from QMPRPlus are inputs to GastroPlus. QMPRPlus thereby extends the utility of GastroPlus into early drug discovery, during which pharmaceutical companies may not have even made many of the molecules that have been identified as potential drug candidates. During the previous fiscal year, the Company completed the development of a new intestinal permeability model for a special line of cell culture experiments using Manin-Darby Canine Kidney (MDCK) cells under contract to the Affymax Research Institute, at that time a division of Glaxo Wellcome. This unique model, based on high quality data for nearly 400 compounds, was presented at the American Chemical Society meeting in San Diego during the first week of April 2001. The Company also completed the development of a blood-brain barrier permeation model during the last fiscal year, as well as models for plasma protein binding and volume of distribution, and it updated all earlier models with enhanced artificial neural network predictions. By providing estimates of physicochemical properties from structure alone, QMPRPlus, by itself or coupled with GastroPlus, allows researchers to rank order large numbers of candidate compounds in terms of their potential for human intestinal absorption. Because pharmaceutical companies are dealing with many millions of compounds per year, and because the area of ADMET has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity.

In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. As a part of this License Agreement, the Company is also entitled to ongoing consulting assistance in the development and further enhancement of the GastroPlus absorption simulation model from TSRL staff, including Dr. Gordon Amidon. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise, combined with the Company's now well-developed expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus becoming the de facto standard for oral drug absorption simulation and analysis within the pharmaceutical industry. The Company is aware that other companies have developed competitive software; however, based on customer feedback, management believes there is no significant competition for GastroPlus at this time. The Company believes that the addition of the Metabolism and Transporter Module last year, the upcoming PDPlus module, and ongoing upgrades of the core simulation, are advances in the state-of-the-art of oral drug absorption, pharmacokinetics, and pharmacodynamics analysis. The Company's recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that Company staff members have been invited speakers at over 30 prestigious scientific meetings worldwide in the past two years, and they continue to be invited to present at a variety of meetings worldwide. Also, the Company conducts contracted studies for a number of companies who prefer to have the studies run by the Company's scientists than to acquire the software and train someone to use it.

CONTRACT RESEARCH SERVICES
--------------------------

The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. The Company continues to perform study contracts for a variety of pharmaceutical and biotechnology companies. These studies provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. These studies are also beneficial to the Company to validate and enhance its products by studying actual data in the pharmaceutical industry. The company recently completed two study contracts to analyze drugs that are now in clinical trials, and an extension to one of the contracts is now being negotiated. Further work on the other contract had been indicated by the customer once new experimental results are in.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------

In the area of simulation software for pharmaceutical research, the Company is pursuing the development of additional modules for GastroPlus and QMPRPlus. Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1) PDPlus(TM) Module
---------------------

The PDPlus Module for GastroPlus is in beta test with customers. Prior versions of GastroPlus have dealt with absorption and pharmacokinetics (what happens to the drug when it gets into the body). PDPlus now adds pharmacodynamics for the drug (what happens to the body when the drug gets into the body) - i.e., what kind of therapeutic and side effects it produces. This is an important new capability because it opens up the market to researchers who deal in later stage clinical trials, and who routinely perform PK/PD (pharmacokinetic/pharmacodynamic) analyses. Until now, these analyses were performed using models that treated absorption and its related processes with simplified models - often so simplified that calculations were in error. With PDPlus in GastroPlus, researchers will be able to perform highly sophisticated simulations and analyses to determine the complex interactive effects of factors that change the amount of drug that is absorbed, and how fast it is metabolized after it is absorbed. These can result in significant variations in pharmacodynamic effect. Without the ability to predict these effects, clinical trial costs can soar when trials must be repeated to determine proper dosing levels. PDPlus will enable researchers to better understand the complex interplay among absorption, pharmacokinetics/metabolism, and pharmacodynamics, and to better estimate the dosing levels to use in clinical trials prior to the start of the trials. The Company expects to release this additional-cost module in the fourth quarter.

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

The number of molecular descriptors has been increased in beta versions of QMPRPlus by about 25%. These new descriptors include over 60 electrotopological indices that the Company believes will be valuable in building new models for pharmacokinetic and metabolism properties, as well as certain other descriptors that will be described at a later date.

A new Training Module is well along in development for QMPRPlus. This module will allow researchers to build their own artificial neural network models from their own data using a highly sophisticated, state-of-the-art process for identifying critical descriptors and training artificial neural network models in the most efficient way. Users can have such new models included in the output of QMPRPlus along with the existing ADME properties. In addition, researchers will be able to add their own data to existing models to provide a larger database of information for known compounds, and then to retrain the models to include this new data. Through the automation provided in the proprietary software for this module, alpha versions of the software have demonstrated a reduction in the time to build powerful ensemble artificial neural network models from many weeks to one or two days, and with higher quality models than were previously possible. The company has received strong indications of interest from customers for this new, additional cost capability. The Company expects to release this new module in the fourth quarter.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2002 AND 2001.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                        Three Months Ended
                                      ----------------------------------------------------------
                                             05/31/02                      05/31/01
                                      --------------------------  ------------------------------
Net sales                                 $1,120          100.0%          $974          100.0%
Cost of sales                                373           33.3            400           41.1
                                      ----------- --------------  ------------- ---------------
Gross profit                                 747           66.7            574           58.9
                                      ----------- --------------  ------------- ---------------
Selling, general and administrative          540           48.2            550           56.5
Research and development                      95            8.5             87            8.9
                                      ----------- --------------  ------------- ---------------
Total operating expenses                     635           56.7            637           65.4
                                      ----------- --------------  ------------- ---------------
Income (loss) from operations                112           10.0            (63)          (6.5)
Interest expense                              (3)          (0.3)            (5)          (0.5)
                                      ----------- --------------  ------------- ---------------
Net income (loss)                           $109           9.7%          $ (68)          (7.0)%
                                      =========== ==============  ============= ===============

NET SALES

Consolidated net sales increased $146,000, or 15.0%, to $1,120,000 in the third fiscal quarter of 2002 from $974,000 in the third fiscal quarter of 2001. Simulations Plus, Inc.'s sales from pharmaceutical and educational software increased approximately $200,000, or 65.5%; however, although Words+, Inc.'s sales increased approximately 11.6% from the second quarter to the third quarter of fiscal 2002, Words+ net sales for the third quarter decreased approximately $54,000, or 8.0% compared to the third quarter of fiscal 2001. The significant increase in the Company's pharmaceutical software sales is attributable to a combination of additional license sales to existing customers, new customers, new modules, and four major upgrades to existing products. Management attributes the decrease in Words+ sales primarily to a decline in MessageMate sales from the same period last year.

COST OF SALES

Consolidated cost of sales decreased $27,000, or 6.8%, to $373,000 in the third fiscal quarter of 2002 from $400,000 in the third fiscal quarter of 2001. The percentage of cost of sales decreased by 7.8%. For Simulations Plus, the cost of sales decreased $18,000, or 19.3%. Management attributes the decrease in the cost of sales primarily to a decline in royalty expense due to the fact that more sales were generated from additional modules for GastroPlus, and sales of QMPRPlus, which are not subject to royalty, comparing with the sales mix in the third fiscal quarter of 2001. The percentage of cost of sales decreased by

16.0%. For Words+, the cost of sales decreased $9,000 or 2.8%; however the percentage of cost of sales increased by 2.0% reflecting the product mix sold. The percentage of sales generated by product items with lower profit margins was greater than for items with higher profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses decreased $10,000, or 1.8%, to $540,000 in the third fiscal quarter of 2002 from $550,000 in the third fiscal quarter of 2001. For Simulations Plus, selling, general and administrative expenses decreased $31,000, or 15.1% primarily due to decreased legal and accounting expense, public relations, travel expense, and administrative personnel wages by consolidating some tasks. For Words+, expenses increased $21,000, or 6.1%, due to increases in selling expenses, such as commissions and catalog expenses, contract labor, building repairs, supplies and depreciation expense. Although there were decreases in wages and payroll-related expenses, overall increases in expenses outweighed decreases.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $129,000 of research and development costs for the two companies during the third quarter of 2002. Of this amount, $34,000 was capitalized and $95,000 was expensed in this period. In the third quarter of 2001, the Company incurred $126,000 of research and development costs, of which $39,000 was capitalized and $87,000 was expensed. The increase of $3,000, or 2.3% in research and development expenditure from the third quarter of 2001 to the third quarter of 2002 was primarily due to a small increase in wages and payroll-related expenses.

INTEREST EXPENSE

Interest expense for the third fiscal quarter of 2002 decreased by $2,000, to $3,000 from $5,000 in the third fiscal quarter of 2001. This decrease is attributable primarily to paying off the balance on our revolving line of credit during the third fiscal quarter of 2002. This eliminated all debt with the exception of long term leases and accrued salaries.

NET INCOME (LOSS)

The consolidated net income for the three months ended May 31, 2002 increased by $177,000, to a profit of $109,000 in the third fiscal quarter of 2002 compared to a loss of ($68,000) in the third fiscal quarter of 2001. Management attributes this increase primarily to strong increases in sales, continued decreases in cost of sales, selling, general and administrative expenses, and interest expense, which outweighed increases in research and development expenses.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2002 AND 2001.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                            Nine Months Ended
                                        --------------------------------------------------------
                                                 05/31/02                      05/31/01
                                        --------------------------  ----------------------------
Net sales                                  $3,234          100.0%         $3,095         100.0%
Cost of sales                               1,079           33.4           1,306          42.2
                                        ---------- ---------------  ------------- --------------
Gross profit                                2,155           66.6           1,789          57.8
                                        ---------- ---------------  ------------- --------------
Selling, general and administrative         1,535           47.5           1,582          51.1
Research and development                      270            8.3             270           8.7
                                        ---------- ---------------  ------------- --------------
Total operating expenses                    1,805           55.9           1,852          59.8
                                        ---------- ---------------  ------------- --------------
Profit (loss) from operations                 350           10.8             (63)         (2.0)
Interest expense                              (13)          (0.4)            (17)         (0.5)
                                        ---------- ---------------  ------------- --------------
Net income (loss)                            $337           10.4%          $ (80)         (2.6)%
                                        ========== ===============  ============= ==============

NET SALES

Consolidated net sales increased $139,000 or 4.5%, to $3,234,000 for the nine months ended May 31, 2002 compared to $3,095,000 for the nine months ended May 31, 2001. Simulations Plus, Inc.'s sales increased approximately $550,000, or 61.2%; however Words+, Inc.'s sales decreased approximately $411,000, or 18.7% for the nine months ended May 31, 2002. Management attributes the increase in pharmaceutical software sales to a combination of new customers, new modules, and license renewals because of major upgrades to existing products, and fees received for product training and contracted studies. Management attributes the decrease in Words+ sales primarily to the tragic incidents on September 11, personnel changes in two key sales representatives, decline in MessageMate sales, and overall sluggish economy during this time period.

COST OF SALES

Consolidated cost of sales decreased $227,000, or 17.4%, to $1,079,000 for the nine months ended May 31, 2002 from $1,306,000 for the nine months ended May 31, 2001. The percentage of cost of sales decreased by 8.8%. For Simulations Plus, the cost of sales decreased $153,000, or 41.4%. A significant part of the decrease in cost of sales was due to the fact that the Company was required to expense $126,296 in the second fiscal quarter of 2001 for the capitalized development cost of HelixGen (because its development was postponed) while there is no such impairment in the third fiscal quarter of 2002. Royalty expense, which is another significant portion of cost of sales, increased due to increased sales; however, the decrease in amortization cost outweighed this increase. For Words+, the cost of sales decreased $74,000, or 7.9%. Expressed as a percentage of sales, the change in cost of sales for Words+ between the nine months operations ended May 31, 2002 and 2001 was an increase of 5.7%.

Management attributes this percentage increase for Words+ primarily to decreased sales of higher margin items and increased sales of lower margin items during the first nine months of FY 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses decreased $47,000, or 3.0%, to $1,535,000 for the nine months ended May 31, 2002 from $1,582,000 for the nine months ended May 31, 2001. For Simulations Plus, selling, general and administrative expenses decreased $82,000, or 14.2% primarily due to decreases in depreciation expense, accounting and legal fees, public relations, salaries and payroll-related expenses such as 401k, and payroll tax expenses. These decreases outweighed increased expenses for insurance and trade shows. For Words+, expenses increased $35,000, or 3.5%, due to increases in selling expenses, such as catalogs and commissions, contract labor, depreciation expense, insurance, and building repairs. These increases outweighed a reduction in travel expenses, wages, and related expenses such as payroll tax and 401k expenses, and utilities.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $354,000 of research and development costs for both companies for the nine months ended May 31, 2002. Of this amount, $84,000 was capitalized and $270,000 was expensed in this period. In the same period of 2001, the Company incurred $375,000 of research and development costs, of which $105,000 was capitalized and $270,000 was expensed. The decrease of $21,000, or 5.6% in research and development expenditures for the nine months ended May 31, 2002 compared to the same period of 2001 was due to one staff member who left the company and has not yet been replaced, thus decreasing wages and payroll related expenses.

INTEREST EXPENSE

Interest expense for the nine months ended May 31, 2002 decreased by $4,000, or 23.5%, to $13,000 from $17,000 for the nine months ended May 31, 2001. This decrease is attributable primarily to a decrease in interest on the Company's revolving line of credit from paying off its balance in March 2002.

NET INCOME (LOSS)

Net income for the nine months ended May 31, 2002 increased by $417,000 to a profit of $337,000 for the nine months ended May 31, 2002 compared to a loss of $80,000 for the nine months ended May 31, 2001. Management attributes this increase primarily to the significant increase in pharmaceutical software and services revenues while lowering all expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, and accruing and not paying portions of salaries to certain executive officers and managers.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 3.0%. At May 31, 2002, the outstanding balance was completely paid off (in March 2002), and it was $99,000 at May 31, 2001. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter
S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors. The Company now has no debt other than long-term leases and accrued salaries.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries were accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position. The amount of such accrued and unpaid salaries, as of May 31, 2002, due to the Company's executive officers and one manager was $353,000. Effective as of March 1, 2002, all employees and officers salaries have been restored to their full salary levels. A small portion of accrued salaries was paid during the third quarter. Additional accrued amounts will be paid as described above.

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



Date:  July 03, 2002                         Simulations Plus, Inc.


                                             By:  /s/ Momoko Beran
                                             -----------------------------------
                                             Momoko Beran
                                             Chief Financial Officer