Form 10KSB
period 2002-08-31
SIMULATIONS PLUS INC
filed 2002-11-15
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2002 or

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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended August 31, 2002 were approximately $4,444,000.

         AS OF NOVEMBER 11, 2002, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE ISSUER WAS APPROXIMATELY $1,805,000 BASED UPON THE AVERAGE CLOSING BID AND ASKED PRICE OF SUCH STOCK ON SUCH DATE.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

                             Table of Contents                              Page
                                                                            ----

PART I
------
Item 1.  Description of Business                                               1

Item 2.  Description of Property                                              14

Item 3.  Legal Proceedings                                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

PART II
-------
Item 5.  Market for Common Stock and Related Stockholder Matters              15

Item 6.  Management's Discussion and Analysis or Plan of Operation            16

Item 7.  Financial Statements                                                 21

Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         21

PART III
--------
Item 9.  Directors, Executive Officers, Promoters and Control Persons:
                  Compliance with Section 16(a) of the Exchange Act           22

Item 10. Executive Compensation                                               23

Item 11. Security Ownership of Certain Beneficial Owners and Management       24

Item 12. Certain Relationships and Related Transactions                       26

Item 13. Exhibits and Reports on Form 8-K                                     26

         Signatures                                                           28

         Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  29

         Financial Statements                                                F-1

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Annual Report ("Annual Report") on Form 10-KSB for the year ended August 31, 2002 (the "Form 10-KSB"). In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

DESCRIPTION OF SIMULATION SOFTWARE
The development of simulation software involves (1) identifying and understanding the underlying chemistry, physics, biology, and physiology of the processes to be simulated, (2) breaking those processes down into the lowest practical level of individual sub-processes at which the behaviors can be well-represented mathematically, (3) developing appropriate mathematical relationships/equations, and (4) converting them into computer subroutines. The software subroutines representing these individual processes are then integrated into an overall simulation program, with appropriate coordination between modules and design of user-friendly interface for inputs and outputs. The predictions of these programs are then compared to known results in order to calibrate the simulations and to demonstrate the validity of the models as useful tools for predicting new results.

The types of simulation software produced by the Company are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world.

The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical/metabolic degradation and absorption of orally-dosed drug compounds in the gastrointestinal tract of humans and several laboratory animal species, and with additional inputs, it also simulates the metabolism, renal clearance, and blood plasma concentration-time history of the drug after it reaches the central circulation.

A second type of software consists of statistically significant models that allow prediction of various properties of a chemical compound from just its molecular structure. These models are not simulations, but instead are formed from a variety of mathematical functions and relationships, including linear, nonlinear, and artificial neural network models.

The Company's QMPRPlus(TM) program is the second type of program, and it provides estimates for the values of several important physicochemical characteristics of new drug-like molecules with only the structures of the molecules as input. Recent additions to this program include the prediction of permeability in a special line of cells called MDCK cells. This predictive model was developed during the previous fiscal year under a funded collaboration with the Affymax Research Institute, at that time a division of Glaxo Wellcome. The Company recently announced the release of a powerful "4D Data Mining" module for QMPRPlus, which further extends the utility of the software. Both the MDCK module and the 4D Data Mining module are additional-cost options to the program.

GastroPlus and QMPRPlus are used by almost every major and a number of smaller pharmaceutical companies in North America, Europe, and Japan. The number of licensees continues to grow each quarter, and growing revenues reflect the cumulative effect of annual license renewals added to new sales.

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

PHARMACEUTICAL SIMULATION SOFTWARE
--------------------------------------------------------------------------------

PRODUCTS:

GastroPlus:
-----------
The Company's pharmaceutical software products provide cost-effective solutions to a number of critical problems in pharmaceutical research, and also serve in the education of pharmacy and medical students. The Company's pharmaceutical software products and services to date are focused on the area of pharmaceutical research known as ADMET (Absorption, Distribution, Metabolism, Elimination, and Toxicity). The Company released its first pharmaceutical software product, GastroPlus, in August 1998 and immediately received enthusiastic interest from researchers in large pharmaceutical companies such as Astra, Glaxo Wellcome, Pfizer, Pharmacia, The Roche Group, SmithKline Beecham and Zeneca. Since then, the majority of the world's largest pharmaceutical companies and a steadily growing number of smaller companies have licensed the software. Some of these companies have merged to become single companies (e.g., AstraZeneca and GlaxoSmithKline have merged, and Pfizer is now in the process of acquiring Pharmacia), which give the appearance of fewer customers, but the Company's software is licensed on an annual basis by geographic location, so the actual loss in sales has resulted from these mergers are minor. In fact, several of these mergers have resulted in increased licenses and new geographic locations.

The Optimization Module for GastroPlus was released in November 1998. Two additional modules, IVIV Correlation and PKPlus(TM) were released in November 2000. The Metabolism and Transporter Module was released in June 2001.

In August 2002, the Company completed the development of, and is now selling licenses for, an important new extension module for GastroPlus called PDPlus(TM). Prior versions of GastroPlus have dealt with absorption and pharmacokinetics (what happens to the drug when it gets into the body). PDPlus now adds pharmacodynamics for the drug (what happens to the body when the drug gets into the body) - i.e., what kind of therapeutic and side effects it produces. This is an important new capability because it opens up the market to researchers who deal in later stage clinical trials, and who routinely perform PK/PD (pharmacokinetic/pharmacodynamic) analyses. Until now, these analyses were performed using models that treated absorption and its related processes with simplified models - often so simplified that calculations were in error. With PDPlus in GastroPlus, researchers will be able to perform highly sophisticated simulations and analyses to determine the complex interactive effects of factors that change the amount of drug that is absorbed, and how fast it is metabolized after it is absorbed. These can result in significant variations in pharmacodynamic effect. Without the ability to predict these effects, clinical trial costs can soar when trials must be repeated to determine proper dosing levels. PDPlus will enable researchers to better understand the complex interplay among absorption, pharmacokinetics/metabolism, and pharmacodynamics, and to better estimate dosing levels to use in clinical trials prior to the start of those trials.

The majority of new sales now include additional extra-cost modules, contributing significantly to revenue growth. GastroPlus has now become the "gold standard" for simulation of oral drug absorption and pharmacokinetics, and is in use throughout the industry in North America, Japan, and Europe. Recent sales have included a number of drug delivery companies (companies that design the actual tablet or capsule for a drug compound that was developed by another company). Although these companies are considerably smaller than the pharmaceutical giants, they can realize significant savings in cost and time through accurate simulation of their drug delivery technologies. The Company believes this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus.

In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including measurements of drug permeability from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. As a part of this License Agreement, the Company is also entitled to ongoing consulting assistance in the development and further enhancement of the GastroPlus absorption simulation model from TSRL staff, including Dr. Gordon Amidon. The Company believes that the strategic advantage of exclusive access to TSRL's technology and expertise, combined with the Company's now well-developed expertise in absorption and pharmacokinetics simulation, have resulted in GastroPlus becoming the de facto standard for oral drug absorption simulation and analysis within the pharmaceutical industry. The Company is aware that other companies have developed oral absorption software; however, based on customer feedback, management believes there is no significant competition for GastroPlus at this time. The Company believes that the addition of the Metabolism and Transporter Module last year, the new PDPlus module, and ongoing upgrades of the core simulation, are advances in the state-of-the-art of oral drug absorption, pharmacokinetics, and pharmacodynamics analysis. The Company's recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that Company staff members have been invited speak at many scientific meetings worldwide in the past three years, and they continue to be invited to present at a variety of meetings worldwide. Numerous technical papers and presentations by customers and university researchers have provided independent testimony to the effectiveness of the Company's software products and underlying science. Also, the Company conducts contracted studies for a number of companies who prefer to have the studies run by the Company's scientists than to acquire the software and train someone to use it, as well as for larger companies who have the software, but need additional expertise for particularly challenging problems.

QMPRPlus (Quantitative Molecular Permeability Relationships):
-------------------------------------------------------------
QMPRPlus, which can be used as a companion program to GastroPlus or by itself, takes as inputs the structures of molecules, and provides estimates for human intestinal permeability, octanol-water partition coefficient (logP), solubility, diffusivity, blood-brain barrier penetration, plasma protein binding, and volume of distribution. The ability to predict these properties prior to running wet lab experiments allows screening of undesirable compounds much faster and at much lower cost than using traditional experimental methods.

Most of the estimated parameters from QMPRPlus are inputs to GastroPlus. QMPRPlus thereby extends the utility of GastroPlus into early drug discovery, during which pharmaceutical companies may not have even made many of the molecules that have been identified as potential drug candidates. During the fiscal year 2001, the Company completed the development of a new intestinal permeability model for a special line of cell culture experiments using Manin-Darby Canine Kidney (MDCK) cells under contract to the Affymax Research Institute, at that time a division of Glaxo Wellcome. This unique model, based on high quality data for approximately 400 compounds, was presented at the American Chemical Society meeting in San Diego during the first week of April 2001. The Company also completed the development of a powerful "4D Date Mining" module in April 2002. This module provides important data visualization and statistical analysis tools to enable researchers to better understand the complex relationships that can exist among hundreds of different dimensions of "chemical space" that describe a large group of molecules during screening. As an additional enhancement to QMPRPlus, the Company completed the development of a blood-brain barrier permeation model during the last fiscal year as well as models for plasma protein binding and volume of distribution, and it updated all earlier models with new artificial neural network ensembles (groups of artificial neural networks whose outputs are averaged to obtain better prediction than any single network can provide). By providing estimates of physicochemical properties from structure alone, QMPRPlus, by itself or coupled with GastroPlus, allows researchers to rank order large numbers of candidate compounds in terms of their potential for human intestinal absorption. Because pharmaceutical companies are dealing with many millions of compounds per year, and because the area of ADMET has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity. It is one of the fastest growing new technologies in pharmaceutical research, and the Company believes it has positioned itself well to take advantage of the growing expenditures in this area.

Contract Research Services:
---------------------------
The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. The Company continues to perform study contracts for a variety of pharmaceutical and biotechnology companies of all sizes. These studies provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. These studies are also beneficial to the Company to validate and enhance its products by studying actual data in the pharmaceutical industry. During the past fiscal year, the Company completed several study contracts for customers and provided assistance to several government agencies. Additional study contracts are now underway.

PRODUCT DEVELOPMENT:
In the area of simulation software for pharmaceutical research, the Company is pursuing the development of additional modules for GastroPlus and QMPRPlus. Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1) Multiple Particle Size Dissolution Model
--------------------------------------------

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

(2) Biopharmaceutical Properties Module
---------------------------------------
This module allows researchers to estimate drug properties from structures within GastroPlus software.

(3) QMPRPlus upgrades
---------------------
The number of molecular descriptors has been increased in beta versions of QMPRPlus by about 25%. These new descriptors include over 60 electrotopological indices that the Company believes will be valuable in building new models for pharmacokinetic and metabolism properties, as well as certain other descriptors that will be described at a later date. The prediction of ionization constants (pKa's) is being added to QMPRPlus at this time, and is expected to be released in early calendar year 2003.

(4) QMPRchitect(TM) module
--------------------------
A new Training Module called QMPRchitect is well along in development for QMPRPlus. This module will allow researchers to build their own artificial neural network models from their own data using a highly sophisticated, state-of-the-art process for identifying critical descriptors and training artificial neural network ensemble models in the most efficient way. Users can have such new models included in the output of QMPRPlus along with the existing predicted ADME properties. In addition, researchers will be able to add their own data to existing models to provide a larger database of information for known compounds, and then to retrain the models to include this new data. Through the automation provided in the proprietary software for this module, alpha versions of the software have demonstrated a reduction in the time to build powerful ensemble artificial neural network models from 2-3 months to one or two days, with no sacrifice in model quality. The company has received strong indications of interest from customers for this new, additional capability, which has been presented in North America, Europe, and Japan. The Company expects to release this new module in the second quarter of fiscal 2003.

MARKETING AND DISTRIBUTION:
The Company markets its pharmaceutical simulation software products, and research services based on its simulations, to pharmaceutical and biotech companies, and to various companies that serve them, through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through its web pages on the Internet, and to its compiled database of prospect and customer names. The Company's scientific team is also its sales and marketing team. The Company believes that this is more effective than a separate sales team for several reasons: (1) customers appreciate talking directly with developers who can answer a wide range of technical questions about methods and features, (2) our scientists benefit from direct customer contact through gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through scientist-to-scientist contact are stronger than through salesperson-to-scientist contacts. The Company also uses its web pages on the Internet for such activities as providing product information, providing software updates, and as a forum for user feedback and information exchange. The Company has cultivated significant market share in North America, Europe, and in Japan.

In August 1998, the Company signed a distribution agreement with Teijin Systems Technology Ltd. (TST), a division of Teijin Limited of Tokyo, Japan. On April 1, 2001 TST merged with the Infocom Corporation of Japan. Although a new agreement has not yet been signed, for the interim, the companies have continued to operate more or less as before. One exception is that now Infocom pays the travel costs for Simulations Plus personnel to assist in Infocom's marketing and sales activities in Japan. Under the terms of the TST agreement, TST received exclusive distribution rights to Simulations Plus' GastroPlus and QMPRPlus software for pharmaceutical research and education in Japan. Sales in Japan have been strong, generating approximately 20% of pharmaceutical software revenues.

PRODUCTION:
The Company's major pharmaceutical software products are designed and developed entirely by its development team at its Lancaster, California facility. The chief materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house. Robotic CD burner technology along with in-house graphic art and engineering talent enable the Company to run this production in the most cost-efficient way.

COMPETITION:
In providing software-based research services to the pharmaceutical industry, and in marketing simulation software for these purposes, the Company competes against a number of established companies that provide screening, testing and research services and products to these industries that are not based on simulation software. There are also software companies whose products do not compete directly, but are sometimes closely related. The Company's competitors in this field include companies with financial, personnel, research and marketing resources that are greater than those of the Company. While management believes there is currently no significant competitive threat to GastroPlus or QMPRPlus, competition should be expected at some time in the future. The Company is aware of a few other companies that are presently developing simulation software or simulation-software-based services to the pharmaceutical industries for the purposes of screening compounds.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing some of this work. Smaller companies need to outsource a greater percentage of this research.

The Company is not aware of any significant competition in the area of gastrointestinal absorption simulation. The Company is aware of one other company, Lion Biosciences AG in Germany, which recently acquired Trega Biosciences of San Diego, that offers an absorption simulation called iDEA(TM). Information obtained by the Company indicates that this simulation requires specific experimental data that must be obtained through experiments with actual compound material for accurate results. The Company believes it has identified all former and current pharmaceutical companies who have licensed the iDEA software, including the original consortium members that participated in its development when it was part of Navicyte and Trega. At this time, every such company has licensed GastroPlus in at least one, if not all, of its divisions.

The Company believes the key factors in competing in this field are its ability to develop simulation software and related products and services to effectively predict the ADME-related behaviors of new drug-like compounds, its ability to develop and maintain a proprietary database of results of physical experiments that will serve as a basis for simulated studies and empirical models, and its ability to develop and maintain relationships with research and development departments of pharmaceutical companies and government agencies. There can be no assurances that the Company will be successful in providing these key factors.

EDUCATIONAL SIMULATION SOFTWARE
--------------------------------------------------------------------------------

PRODUCTS:
The Company's educational software products, which have won awards from educational software testers, include simulations of laboratory experiments for Physical Science and Chemistry courses under the umbrella name FutureLab(TM). The Company released its first three FutureLab(TM) titles in May 1997 (OPTICS FOR PHYSICAL SCIENCE, GRAVITY FOR PHYSICAL SCIENCE, and CIRCUITS FOR PHYSICAL SCIENCE), and a new title, IDEAL GAS FOR CHEMISTRY in November 1997, all for Windows-based computers. In August 1998, after a conversion effort that took over one year for some labs, the Company released new versions of all of these titles as well as UNIVERSAL GRAVITATION FOR PHYSICAL SCIENCE for both Windows and Macintosh computers. Macintosh computers were said in 1997 to account for 40% or more of the educational market.

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

PRODUCTION:
The Company's educational software products were designed and developed entirely by its development team at its Lancaster, California facility. The chief materials and components used in simulation software products include CD-ROMs and instruction books which are produced in-house.

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

DISABILITY PRODUCTS
--------------------------------------------------------------------------------

PRODUCTS:
The Company's wholly owned subsidiary, Words+, Inc. has been in business since 1981. Words+ is a technology leader in designing and developing augmentative and alternative communication (AAC) computer software and hardware devices for persons who cannot speak due to physical disabilities. Words+ also produces computer access products that enable physically disabled persons to operate personal computers, as well as to communicate through synthesized voice, print, and e-mail, through movements as slight as the blink of an eye. Words+ developed and produces the software for the computerized communication system used by world-famous theoretical astrophysicist Professor Stephen Hawking, Lucasian Professor of Mathematics at the University of Cambridge in England, and the author of the best-selling book A BRIEF HISTORY OF TIME. Words+ markets its products throughout the United States and to other countries worldwide through a direct sales staff and through independent dealers and resellers. Words+ introduced a fully integrated, portable, lightweight personal-computer-based communication system called TuffTalker(TM) that achieved favorable market acceptance. In fiscal 2001, Words+ developed a dedicated device version of its Freedom 2000 communication system that satisfies Medicare's requirements for a communication system that does not have normal computer functions. This system, designated Freedom 2001E, and based on Panasonic notebook computers, provides only communication functionality, and cannot be used as a standard computer. This is a requirement of Medicare, which has a policy of not funding computers. The Company believes this is an unfortunate policy, because disabling the standard computer functions of the system actually results in a higher cost and less functionality for the user. Management believes that Medicare will someday realize that having computer functions such as e-mail and Internet access are also forms of communication and if they can be provided at no additional cost, they should not be disabled in the best interests of the disabled user.

E Z Keys for Windows(TM) XP
---------------------------
One of the Company's primary software products is E Z KEYS FOR WINDOWS ("E Z KEYS(TM)"), which is a program thAt operates on a Windows-based personal computer. When coupled with specially designed input devices, E Z KEYS enables even severely physically disabled persons to operate a personal computer, to generate voice messages through a voice synthesizer, and to operate most Windows-based software application programs, including e-mail and general Internet usage. Input motion by the user can be through a standard keyboard, joystick, or mouse, or it can be as slight as the blink of an eye -- or even simple eye movement by persons who cannot blink. E Z KEYS is one of the two Words+ programs used by Professor Stephen Hawking for computer access and communication. During the past fiscal year, the Company completed a 19-month-long development program with significant assistance from Microsoft and released E Z Keys for Windows XP, designed for the new Microsoft Windows XP operating system.

Talking Screen for Windows(TM)
------------------------------
TALKING SCREEN FOR WINDOWS ("TALKING SCREEN(TM)") is a software program that operates on a Windows-based personal computer and is designed for persons, usually children, who cannot read and write at the level necessary to adequately operate E Z KEYS. TALKING SCREEN provides a system of pages of pictographic and photographic symbols by which the user can produce speech output messages through a voice synthesizer, play recorded sounds and video files, and operate controllers for lights, electrical appliances and other equipment. Like E Z KEYS, TALKING SCREEN can be operated through a wide range of alternative input devices. A Windows XP version of Talking Screen is nearly completed, with final release expected during the first quarter of fiscal 2003.

Freedom 2000(TM)
----------------
Freedom 2000 allows persons with disabilities who read at a second-grade level and above to speak and write through alternative input methods (rather than traditional keyboard and mouse). Freedom 2000 with E Z KEYS gives the users the ability not only to speak and write, but also to play games and control various items in their environment, such as TV's and telephones. High-level users are also able to deliver lectures to large groups, use the Internet, and send e-mail. A lighter weight version of the Freedom 2000, called Freedom 2000 LITE(TM), was introduced in October 1999. Although it has a smaller display, the
4.9 lb. Freedom 2000 LITE is more attractive to ambulatory users than the 8.0 lb. Freedom 2000, especially attractive with a near eight-hour battery life.

Freedom 2001E(TM) - Dedicated Device
------------------------------------
As of January 1, 2001, the U.S. Medicare program initiated coverage of augmentative and alternative communication (AAC) devices. In addition, effective July 1, 2001, the agency eliminated the 24-month waiting period previously required for patients with amyotrophic lateral sclerosis (ALS - or "Lou Gehrig's disease") to receive Medicare benefits. These important developments were expected to result in a significant increase in the overall AAC market in the U.S., as potentially tens of thousands of patients will be eligible to receive funding for communication devices. Unfortunately, the increase has not materialized. Although new sales are being generated, the Company has observed that now that Medicare provides funding, most state Medicaid agencies are reducing their funding by pushing clients to Medicare as much as possible, adding to the bureaucratic delays in processing requests. Words+ developed a unique version of its Freedom 2000 communication system, called the Freedom 2001, to meet the requirements of the Medicare policy for dedicated communication systems.

TuffTalker(TM)
--------------
TuffTalker is the ideal communication system for users who want computer access virtually anywhere. It is fully encased in magnesium alloy and has a shock-mounted hard disk drive that can withstand the rigors of the typical AAC environment while delivering superior computer performance in a compact, completely mobile package with touch screen access. The Company announced the TuffTalker in July 2000 and it currently generates approximately 10% of AAC revenues.

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

MessageMate
-----------
Since 1992, the Company has produced a highly successful series of products called MessageMates, which are hand-held, dedicated communication devices that store recorded speech or sound on integrated circuit chips. The user plays these recorded sounds by touching one of the keys on the membrane keyboard, or by using a switch (such as the IST Switch described below) and scanning to select a position on the keyboard. MessageMates are small, lightweight (1 to 1.75 lbs.), easy-to-use communication devices with up to ten minutes of recorded messages. They are known for their extremely rugged design and long battery life. The MessageMate 20 holds twenty messages, the MessageMate 40 holds forty messages, the Multi-Level MessageMate holds up to 144 messages, and the Mini-MessageMate holds eight messages. Since MessageMates use recorded messages and sounds, they can be used in any language. The Company has significant sales of MessageMates in foreign markets, including Japan.

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

PRODUCT DEVELOPMENT:
The Company's wholly owned subsidiary, Words+, Inc. has been an industry technology leader for over 20 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. The Company will continue to enhance its major software products, E Z Keys and Talking Screen, as well as its growing line of hardware products. The Company is finalizing the development of its Talking Screen software for the Windows XP operating system. The Company may also consider acquisitions of other products, businesses and companies that are complementary to its existing augmentative and alternative communication and computer access business lines.

MARKETING AND DISTRIBUTION:
The Company markets augmentative and alternative communication products through a network of employee representatives and independent dealers and resellers.

At the present time the Company has 36 sales representatives worldwide: 1 salary/commission salesperson in California, 10 independent distributors and 11 independent resellers in the U.S., and 14 sales representatives overseas - 4 in Australia, and 1 each in Canada, England, Ireland, Norway, The Netherlands, New Zealand, Japan, Korea, Finland and Malaysia. The Company also has four inside sales/support persons who answer telephone inquiries on the Company's 800 line and who provide technical support. Additional outside sales persons and independent dealers and resellers are being actively recruited at this time.

The Company directs its marketing efforts to speech pathologists, occupational therapists, rehabilitation engineers, special education teachers, disabled persons and relatives of disabled persons. The Company maintains a mailing list of over 10,000 persons made up of these professionals, consumers and relatives, and mails various marketing materials to this list. These materials include the Company's catalog of products and announcements regarding new and enhanced products.

The Company participates in industry conferences held worldwide that are attended by speech pathologists, occupational and physical therapists, special education teachers, parents and consumers. The Company and others in the industry demonstrate their products at these conferences and present technical papers that describe the application of their technologies and research studies on the effectiveness of their products. The Communication Aids Manufacturers Association (CAMA), co-founded by the Company's CEO over ten years ago, organizes cooperative tours of company representatives in this field that travel throughout the world providing seminars and workshops for professionals, consumers and parents in the field. The Company advertises in selected publications of interest to persons in this market.

The Company estimates that for approximately 50% of its sales of augmentative and alternative communication software and hardware, some or all of the purchases, are funded by third parties such as Medicaid, Medicare, school special education budgets, private insurance or other governmental or charitable assistance. Medicare began providing coverage of augmentative communication devices on January 1, 2001. An estimated 50,000 people in need of AAC technology are thought to be eligible for Medicare coverage.

The Company's personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing the Company's products. Third party funding has grown slowly but continuously for 20 years. The addition of Medicare coverage for AAC devices in 2001 was the largest single increase in third party funding in the Company's history.

PRODUCTION:
Disability software products are either loaded onto computer hard disk drives by the Company or copied to diskettes or CD-ROM, which is performed in-house. Microprocessors that are part of dedicated devices are purchased by the Company and incorporated into its products, such as MessageMates, by the Company. Most software customers also buy their notebook personal computers from the Company, which the Company purchases at wholesale prices and resells at a markup. Cases, printed circuit boards, labels and other components of products such as MessageMates and CommPacs are designed by the Company. The Company outsources the extrusion, machining and manufacturing of certain components. All final assembly and testing operations are done by the Company at its facility.

The Company's products are shipped from its Lancaster, California facility either directly to the customer or to the salesperson, dealer or reseller. For major products, the outside salesperson, dealer or reseller either delivers the product or visits the customer after delivery to provide training.

COMPETITION:
The AAC industry in which the Company operates is highly competitive and some of the Company's competitors have greater financial and personnel resources than the Company. The industry is made up of six major competitors including the Company, and a number of smaller ones. The Company believes that the five other major competitors each have revenues ranging from $3 Million to under $20 Million, so that there are no large companies in this industry.

The Company believes that the competition in this industry is based primarily on the quality of products, quality of customer training and technical support, and quality and size of sales forces. Price is a competitive factor but the Company believes price is not as important to the customer as obtaining the product most suited to the customer's needs, along with strong after-sale support. The Company believes that it is a leader in the industry in developing and producing the most technologically advanced products and in providing quality customer training and technical support. The prices of the Company's products are among the highest in the industry and the Company has one of the smallest sales forces and dealer networks in the industry. The Company believes that potential exists for significant increases in the sales of its disability products. However, there are few barriers to entry in the form of proprietary or patented technology or trade secrets in this industry. While the Company believes that cost of product development and the need for specialized knowledge and experience in this industry would present some deterrence for new competition, other companies may enter this industry, including companies with substantially greater financial resources than the Company. Furthermore, companies already in this industry may increase their market share through increased technology development and marketing efforts.

PERSONAL PRODUCTIVITY SOFTWARE
--------------------------------------------------------------------------------

PRODUCT - ABBREVIATE!:
At the COMDEX show in November 1997, Words+ released a low cost productivity software program called "Abbreviate!". The Company extracted the "abbreviation expansion" technology incorporated into the E Z KEYS software used by Professor Stephen Hawking and thousands of others around the world, and turned it into a program that can be used by anyone with the ability to use a standard keyboard. "Abbreviate!" was named PC Week magazine's "Tool of the Week" in their December 1, 1997 issue, and won Win95 magazine's Editor's Choice Award in March 1998. While many word processors provide a similar "Quick Correct" feature, the advantage "Abbreviate!" has over such features is that it runs in the background and works with virtually all Windows applications, and in all versions of Windows, including Windows XP. Thus, "Abbreviate!" allows the user to create a personal library of frequently used abbreviations, each with its own special keystroke combination, for use in virtually any program, e.g., e-mail, word processing, database, spreadsheet, and Internet chat rooms, search engines, and message boards. "Abbreviate!" enjoys steady ongoing sales to medical transcriptionists through several distributors. This document was prepared using "Abbreviate!". As an example, typing the following:

         "The avg scit in teh phl ind has a graduate deg in chemy, bioy, or physics."

could result (with "Abbreviate!") in producing:

         "The average scientist in the pharmaceutical industry has a graduate degree in chemistry, biology, or physics."

Or typing "pff" could produce

         "Please feel free to contact us again if we can be of help in any way."

MARKETING AND DISTRIBUTION:
The Company is currently selling "Abbreviate!" through a variety of Internet channels, including its own web site (www.abbreviate.cc), and through distributors. The Company has also contacted large software manufacturers and distributors in an effort to secure distribution agreements for "Abbreviate!".

PRODUCTION AND DISTRIBUTION:
The "Abbreviate!" personal productivity software program is currently manufactured at the Company's Lancaster, California facility. If sales volume warrants and higher volume capacity is required, the Company will investigate outside sources for fulfillment.

COMPETITION:
A few products compete with "Abbreviate!" in the retail market; however, the Company is not aware of any other product that works with virtually any software in Windows 95/98/NT/XP without the need to create special links to the software. The Company has priced "Abbreviate!" significantly less than competitors SmarType and InstantText. The Company enlisted the help of several medical transcriptionists as beta testers for the product, and the feedback received from those testers and additional medical transcriptionists, who are familiar with competitive products, has been favorable. Medical transcriptionists have been one of the largest market segments for Abbreviate! sales over the years.

TRAINING AND TECHNICAL SUPPORT
--------------------------------------------------------------------------------
The Company believes customer training and technical support are important factors in customer satisfaction for both its pharmaceutical and disability products, and the Company believes it is an industry leader in providing customer training and technical support. For pharmaceutical software, the Company provides in-house seminars at the customer's site to demonstrate GastroPlus and QMPRPlus. During FY 2002 and 2001, the company delivered such seminars in numerous locations around the world. The Company has conducted on-site seminars to thousands of scientists at many pharmaceutical and related research companies in North America, Europe and Japan. These seminars serve as initial training in the event the potential customer decides to license or evaluate our software. Strong technical support is provided after the sale in the form of on-site training (at customer's expense), telephone, fax, and e-mail assistance to users, as well as an ongoing process of software upgrades to ensure the product remains at the cutting edge of technology. Software licenses are on an annual basis, and include all upgrades to the modules licensed by the customer during the license year.

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

EMPLOYEES
--------------------------------------------------------------------------------
As of August 31, 2002, the Company employed 29 full-time and 3 part-time employees, including 7 in research and development, 5 in marketing and sales, 11 in administration and accounting, 8 in production and 1 in repair. Three current employees hold Ph.D.'s and one is a Ph.D. candidate in their respective science or engineering disciplines and four additional employees hold one or more Master's degrees. With only one exception, the entire senior management team and Board of Directors hold graduate degrees. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain qualified personnel. The competition for such personnel in the pharmaceutical industry and in the augmentative and alternative communication device and computer software industry is intense. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II

         ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "SIMU". According to records of the Company's transfer agent, the Company had about 71 stockholders of record and approximately 600 beneficial owners as of August 31, 2002. The following table sets forth the low and high sale prices for the Common Stock on the OTCBB for each of the last two fiscal years. The quotations quoted for the over the counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company has not paid cash dividends on its common stock. The Company currently intends to retain its earnings for future growth, therefore does not anticipate paying cash dividends in the foreseeable future. Any further determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend among other things, on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.

                                                           LOW SALES PRICE  HIGH SALES PRICE
                                                           ---------------  ----------------
         Fiscal 2002:
             Quarter ended August 31, 2002 . . . . . . . .      1.100             1.700

             Quarter ended May 31, 2002  . . . . . . . . .      1.150             1.650

             Quarter ended February 28, 2002 . . . . . . .      0.850             2.000

             Quarter ended November 30, 2001 . . . . . . .      0.950             1.200

         Fiscal 2001:
             Quarter ended August 31, 2001 . . . . . . . .      1.180             1.550

             Quarter ended May 31, 2001  . . . . . . . . .      1.350             2.250

             Quarter ended February 28, 2001 . . . . . . .      1.250             2.437

             Quarter ended November 30, 1999 . . . . . . .      1.500             3.812

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2002 ("FY02"), August 31, 2001 ("FY01") and August 31, 2000 ("FY00").

                                                                   Year Ended August 31,
                                          ------------------------------------------------------------------------
                                                   2002                     2001                     2000
                                          ---------------------- ------------------------- -----------------------
   Net sales                                 $4,444      100.0%       $3,915       100.0%      $3,629      100.0%
   Cost of sales                              1,456        32.8        1,563         39.9       1,423        39.2
                                          ------------------------------------------------------------------------
   Gross profit                               2,988        67.2        2,352         60.1       2,206        60.8
                                          ------------------------------------------------------------------------
   Selling, general, and administrative       2,105        47.4        2,200         56.2       2,143        59.0
   Research and development                     382         8.6          354          9.0         300         8.3
                                          ------------------------------------------------------------------------
   Total operating expenses                   2,487        56.0        2,554         65.2       2,443        67.3
                                          ------------------------------------------------------------------------
   Income (loss) from operations                501        11.3        (202)        (5.2)       (237)       (6.5)
                                          ------------------------------------------------------------------------
   Interest expense                            (14)       (0.3)         (22)        (0.6)        (22)       (0.6)
   Gain on disposal of furniture & equip.         -           -            -            -           3         0.1
                                          ------------------------------------------------------------------------
   Net income (loss) before taxes               487        11.0        (224)        (5.7)       (256)       (7.2)
                                          ------------------------------------------------------------------------
   Provision for income taxes                     2         0.1            2          0.1           2         0.1
                                          ------------------------------------------------------------------------
   Net income (loss)                            485       10.9%        (226)       (5.8)%       (258)      (7.1)%
                                          ------------------------------------------------------------------------

FY2002 COMPARED WITH FY2001
--------------------------------------------------------------------------------

NET SALES
---------
Net sales for FY02 increased by $529,000 or 13.5%, to $4,444,000 compared to $3,915,000 for FY01. Simulations Plus, Inc.'s sales from pharmaceutical and educational software increased approximately $863,000, or 73.1%, and Words+, Inc.'s sales decreased approximately $334,000, or 12.2% for the year. Management attributes the increase in consolidated net sales to the significant sales increase in pharmaceutical software in FY02 compared with FY01, which outweighed the decrease in Words+ sales. The increase in pharmaceutical software sales is attributable to a combination of annual license renewals, new customers, new modules, two major upgrades and larger average orders per customer. The decrease in Words+ sales is attributed primarily to the tragic incidents on September 11, personnel changes in three key sales representatives, a decline in MessageMate sales, and overall sluggish economy during this time period.

COST OF SALES
-------------
The consolidated cost of sales for FY02 decreased by $107,000 or 6.8%, to $1,456,000 from $1,563,000 in FY2001. As a percentage of sales, cost of sales was 32.8% for FY02, compared to 39.9% for FY01, indicating a 7.1% decrease. For Simulations Plus, cost of sales decreased $49,000, or 14.5%, of which the significant portion of cost of sales is the systematic amortization of capitalized software development costs, which resulted in a 43.9% decrease in amortization cost. Although there is a significant increase in royalty expense due to the increase in sales, the decrease in amortization outweighed the increase in royalty expense. For Words+, cost of sales decreased $58,000, or 4.7%. As a percentage of sales, cost of sales was 48.6% in FY02, compared to 44.8% in FY01. Management attributes the increase in cost of sales between FY02 and FY01 to an increase in TuffTalker sales, which has a lower profit margin, and a decrease in higher margin products such as MessageMate.

GROSS PROFIT
------------
Consolidated gross profit increased $636,000, or 27.0%, to $2,988,000 in FY02 from $2,352,000 in FY01. The gross profit margin also increased 7.1%, to 67.2% in FY02, compared to 60.1% in FY01, primarily due to the decrease in amortization cost of pharmaceutical software. Although the material costs for Words+ products increased proportionally to net sales, the increase in gross profit generated by pharmaceutical software outweighed the decrease in Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for FY02 decreased by $95,000, or 4.3%, to $2,105,000, compared to $2,200,000 for FY01. As a percentage of total sales, SG&A decreased for the third straight year from 59.0% in FY00, 56.2% in FY01, to 47.4% in FY02. For Simulations Plus, SG&A expenses decreased $137,000, or 15.9%, primarily due to the $126,000 write-off of capitalized software development cost for HelixGen in FY01 while there is no such a write off in FY02. For Words+, expenses increased $42,000, or 3.2%, due to increases in selling expenses, such as catalogs and commissions to independent sales representatives, contract labor, depreciation expense, building repairs and maintenance. These increases outweighed decreases in other expenses such as travel expense, salaries and wages, and payroll related expenses.

RESEARCH AND DEVELOPMENT
------------------------
The Company incurred approximately $477,000 of research and development costs for both companies during FY02. Of this amount, $95,000 was capitalized and $382,000 was expensed. For FY01, the Company incurred approximately $493,000 of research and development costs, of which approximately $139,000 was capitalized and approximately $354,000 was expensed. The 3.2% decrease in research and development expenditure from FY01 to FY02 was due to the fact that, although researchers' salaries have been increased, one of part time researcher has left the company and has not yet been replaced, resulting in a salary expense reduction in the aggregate amount.

INCOME (LOSS) FROM OPERATIONS
-----------------------------
During FY02, the Company generated an income from operations of $501,000, as compared to a loss of $202,000 for FY01. Management attributes the increase in net income from operations to an increase in sales in pharmaceutical software and services and decreases in cost of sales, selling, general and administrative expenses outweighed the increase in research and development expense.

INTEREST EXPENSE
----------------
Interest expense for FY02 decreased by $8,000, or 36.4%, to $14,000, compared to $22,000 for FY01 due primarily to the decrease in the Company's revolving line of credit which was paid off by the end of FY02.

INCOME TAXES
------------
Income taxes were $1,600 for FY02 as well as FY01. This represents the minimum corporation tax in the state of California for the two companies.

NET INCOME (LOSS)
-----------------
Net income for FY02 increased $711,000, to a net income of $485,000, compared to the net loss of $226,000 for FY01. Management attributes this increase primarily to the increase in sales, along with decreases in cost of sales, selling, general and administrative expenses, and interest expense.

FY01 COMPARED WITH FY00
--------------------------------------------------------------------------------

NET SALES
---------
Net sales for FY01 increased by $286,000 or 7.9%, to $3,915,000 compared to $3,629,000 for FY00. Simulations Plus, Inc.'s sales from pharmaceutical and educational software increased approximately $246,000, or 26.3%, and Words+, Inc.'s sales increased approximately $40,000, or 1.5% for the year. Management attributes the increase in consolidated net sales to the sales increase in pharmaceutical software in FY01 compared with FY00 and a slight increase in Words+ sales.

The increase in pharmaceutical software sales is attributable to a combination of annual license renewals, new customers, two new products, four major upgrades and larger average orders per customers. The increase in Words+ sales is due primarily to the revenue from TuffTalker(TM) which its initial sales began in September 2000. Approximately $240,000 was generated from TuffTalker sales during FY01; however, this increase was offset by reductions in other product sales, which management believes was caused by customers delaying purchase decisions until Medicare/Medicaid funding could be secured under new policies for those programs this year.

COST OF SALES
-------------
The consolidated cost of sales for FY01 increased by $140,000 or 9.8% to $1,563,000 from $1,423,000 in FY00. As a percentage of sales, cost of sales was 39.9% for FY01, compared to 39.2% for FY00, indicating a 0.7% increase. For Simulations Plus, cost of sales increased $48,000, or 16.5%, of which the significant portion of cost of sales is the systematic amortization of capitalized software development costs, which resulted in a 28.1% increase in amortization cost. Two new modules for GastroPlus, IVIV Correlation and PKPlus, were released on November 7, 2000 and their development costs have been amortized systematically since then. For Words+, cost of sales increased $92,000, or 8.1%. As a percentage of sales, cost of sales was 44.8% in FY01, compared to 42.0% in FY00. Management attributes the increase in cost of sales between FY01 and FY00 to an increase in TuffTalker sales, which has a lower profit margin, and a decrease in higher margin products.

GROSS PROFIT
------------
The consolidated gross profit increased $146,000, or 6.6%, to $2,352,000 in FY01 from $2,206,000 in FY00. Although gross profit increased, gross profit margin decreased 0.7%, to 60.1% in FY01, compared to 60.8% in FY00, primarily due to the increase in amortization cost of pharmaceutical software and increased material costs for Words+ products, proportionally outweighing the increase in net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for FY01 increased by $57,000, or 2.7% to $2,200,000, compared to $2,143,000 for FY00. As a percentage of total sales, SG&A decreased for the third straight year from 62.3% in FY99, 59.0% in FY00 to 56.2% in FY01. For Simulations Plus, SG&A expenses increased $109,000, or 14.5%, primarily due to the $126,000 write-off of capitalized software development cost for HelixGen in FY01. Although HelixGen development is still considered an on-going project, management postponed its development to focus on development of other pharmaceutical software products. Without this write-off expense, the selling, general and administrative expenses for FY01 would have decreased by $17,000, or 2.1%. For Words+, expenses decreased $52,000, or 3.7%, due to reductions in depreciation expense, telephone expense, insurance, and some selling expenses, such as promotion, commissions to independent sales representatives. These reductions outweighed increases in other expenses such as travel expense, trade shows, salaries and wages, and payroll related expenses.

RESEARCH AND DEVELOPMENT
------------------------
The Company incurred approximately $493,000 of research and development costs for both companies during FY01. Of this amount, $139,000 was capitalized and $354,000 was expensed. For FY00, the Company incurred approximately $432,000 of research and development costs, of which approximately $132,000 was capitalized and approximately $300,000 was expensed. The 14.1% increase in research and development expenditure from FY00 to FY01 was due to additions to staff, resulting in increased salary expenses.

LOSS FROM OPERATIONS
--------------------
During FY01, the Company incurred a loss from operations of approximately $202,000, as compared to a loss of $237,000 for FY00. Management attributes the reduction in net loss from operations to an increase in sales, which outweighed increases in cost of sales, selling, general and administrative expenses, and research and development expense. Without the required HelixGen write-off, the loss from operations would have been $76,000.

INTEREST EXPENSE
----------------
Interest expense between FY01 and FY00 was constant. Interest expense is incurred due to the Company's revolving line of credit and interest on capitalized lease obligations.

GAIN ON DISPOSAL OF FURNITURE & EQUIPMENT
-----------------------------------------
There was no gain on disposal of furniture & equipment for FY01 while there was such a gain in FY00. During FY00, the Company claimed a loss of stolen computers to our insurance company, and the proceeds less depreciated book value resulted in this gain of $3,000.

INCOME TAXES
------------
Income taxes were $1,600 for FY01 as well as FY00. This represents the minimum corporation tax in the state of California for the two companies.

NET LOSS
--------
Net loss for FY01 decreased $32,000, or 12.4%, to a net loss of $226,000, compared to the net loss of $258,000 for FY00. Management attributes this decline primarily to the increase in sales outweighed the increases in cost of sales, selling, general and administrative expenses, research and development expenses, and decrease in gain on a disposal asset. Without the required HelixGen write-off, the net loss would have been $100,000.

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

----------------------------------------------------------------------------------------
                                      Net Sales

FY
                         First       Second         Third         Fourth       Total
                        Quarter      Quarter       Quarter        Quarter
                                                (in thousands)
--------------------  -----------  -----------  --------------  -----------  -----------
2002 . . . . . . . .       1,007        1,107           1,120        1,210        4,444
2001 . . . . . . . .       1,058        1,062             974          821        3,915
2000 . . . . . . . .         814        1,092             743          980        3,629
----------------------------------------------------------------------------------------

In general, management believes sales of its Words+ products to schools are seasonal, with greater sales to schools during the Company's third and fourth fiscal quarter (March-May and June-August). Sales of pharmaceutical simulations, which began in the first quarter of FY99, are not expected to show significant seasonal behavior. Although a significant portion of the pharmaceutical industry receives extended summer holidays, the fourth quarter was the strongest quarter for fiscal year 2002, but was the lowest in the previous year.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, a government grant, cash loans from the officers on an as-needed basis, and accruing and not paying portions of salaries to certain executive officers and managers.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate, which has a floor of 7.5%, plus 3.5%. The interest rate was 11.0% at August 31, 2002 and 10.5% at August 31, 2001. At August 31, 2002, the outstanding balance under the revolving line of credit was zero, and it was $99,000 at August 31, 2001. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries have been accrued over 3 years and recently some of them have been paid back as management deems the Company's cash flow and cash reserves were sufficient to make such payment without adverse effects to the Company's financial position. All executive officers and managers are now receiving their regular salaries. At August 31, 2002, the remaining unpaid salaries due to the Company's executive officers were $281,849 plus accrued bonus of $54,057 (see Item 10 - EMPLOYMENT AND OTHER COMPENSATION AGREEMENTS section)

The Company believes that existing capital and anticipated funds from operations and revolving line of credit will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. If cash generated from operations becomes insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if available, that it will be in amounts and on terms acceptable to the Company. If cash flows from operations are insufficient to continue operations at the current level, and if no additional financing is obtained, then management will restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

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

                          ITEM 7. FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this Form 10KSB (see pages F1 - F23.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

--------------------------------------------------------------------------------
NAME                    AGE            POSITION WITH THE COMPANY           SINCE
----                    ---            -------------------------           -----

Walter S. Woltosz       56   Chairman of the Board, Chief Executive Officer 1996
                             and President of the Company and Words+

Virginia E. Woltosz     51   Senior Vice President, Secretary and Director  1996
                             of the Company and Words+

Dr. David Z. D'Argenio  53   Director and Consultant to the Company         1997

Dr. Richard R. Weiss    69   Director                                       1997

Ronald F. Creeley       51   Vice President, Marketing and Sales of the     1997
                             Company and Words+

Momoko A. Beran         50   Chief Financial Officer of the Company and
                             Words+                                         1996
--------------------------------------------------------------------------------

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

Momoko A. Beran joined Words+ in June 1993 as Director of Accounting and was named the Company's Chief Financial Officer in July 1996. In November 1999, the Board of Directors assigned Mrs. Beran the additional duties of Vice President, Operations, for Words+, Inc.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued for the fiscal year ended August 2002, 2001 and 2000 by the Company to or for the benefit of the Company's President and Vice President, Sales and Marketing. No other executive officers of the Company received total annual compensation for the fiscal year ended August 31, 2002, 2001 and 2000 that exceeded $100,000. As permitted under the rules of the Securities and Exchange Commission, no amounts are shown in the table below with respect to any perquisites paid to named officer because the aggregate amount of such perquisites (e.g., auto allowance) did not exceed the lesser of (i) $50,000 or
(ii) 10% of the total annual salary and bonus of a named officer.

---------------------------------------------------------------------------------------------

     Name and Principal                        Accrued       Bonus       401(k) Match  Fiscal
        Position              Paid Salary      Salary                    Company Paid   Year
--------------------------  ---------------  ----------  --------------  ------------  ------
Walter S. Woltosz           $153,500.04 (1)      -0-     $27,028.50 (2)       -0-       2002
     President and Chief    $126,500.08      $23,499.92     -0-            $4,060.06    2001
        Executive Officer   $101,666.74      $48,333.26     -0-            $2,866.76    2000

Ronald F. Creeley           $117,980.41 (1)      -0-        -0-            $2,359.59    2002
     Vice President, Sales      ***              ***        ***               ***       2001
        and Marketing       $101,000.00 (1)      -0-      $1,364.78        $1,380.00    2000
---------------------------------------------------------------------------------------------

(1)  Includes deferred salary paid.
(2) Accrued bonus due and payable within 10 days after the filing of this annual report.
***  Total compensation less than $100,000.

EMPLOYMENT AND OTHER COMPENSATION AGREEMENTS

The Company had an employment agreement with Walter Woltosz commencing September 1, 1999 that extended until August 31, 2002. The agreement provided for an annual salary of $150,000. Pursuant to such agreement, Mr. Woltosz was entitled to such health insurance and other benefits that are not inconsistent with that which the Company customarily provides to its other management employees and to reimbursement of customary, ordinary and necessary business expenses incurred in connection with the rendering of services to the Company. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause and that the Company's only obligation to Mr. Woltosz would be for a payment equal to the greater of (i) 12 months of salary or (ii) the remainder of the term of the employment agreement from the date of notice of termination. Further, the agreement provides that the Company may terminate the agreement for cause (as defined) and that the Company's only obligation to Mr. Woltosz would be limited to the payment of Mr. Woltosz' salary and benefits through and until the effective date of any such termination.

The Board of Directors renewed this employment agreement with an increase of 10% in salary effective as of September 1, 2002 for three years. All other terms remain the same.

As part of the agreement with the original underwriter and as partial compensation for the sale of Words+ to Simulations Plus in 1996, commencing with the Company's fiscal year ending 1997 and for each fiscal year thereafter, Walter and Virginia Woltosz are entitled to receive bonuses not to exceed $150,000 and $60,000, respectively, equal to 5% of the Company's net annual income before taxes. For FY02, the net income before tax was $540,570, therefore, the Company accrued bonuses, the total amount of $54,057, for Walter Woltosz and Virginia Woltosz. These bonuses are due and payable within 10 days after the filing of this annual report.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of August 31, 2002 by (i) each person who is known to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group:

----------------------------------------------------------------------------
                                        AMOUNT AND NATURE OF         PERCENT
BENEFICIAL OWNER (1)(2)                 BENEFICIAL OWNERSHIP        OF CLASS
-------------------------------------   --------------------        --------

Walter S. and Virginia E. Woltosz (3)             2,081,000          57.31%
Momoko Beran (4)                                    105,100           2.89%
Ronald F. Creeley (5)                               104,400           2.88%
Dr. David Z. D'Argenio (6)                            3,153               *
Dr. Richard R. Weiss (7)                              3,153               *
                                        --------------------        --------
                                                  2,296,806          63.26%
----------------------------------------------------------------------------
*        Less than 1%

(1) Such persons have sole voting and investment power with respect to all Shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2) The address of each director and executive officer named is c/o the Company, 1220 W. Avenue J, Lancaster, California 93534.

(3) Own an aggregate of 2,071,000 plus 10,000 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock option for 40,000 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(4) Owns 300 shares of common stock exercised from options granted under the 1996 Stock Option plan, plus 104,800 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 95,400 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(5) Owns 1,000 shares of common stock, plus 103,400 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 96,600 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(6) Owns 1,000 shares of common stock, plus 2,153 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 950 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(7) Owns 1,000 shares of common stock, plus 2,153 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 950 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

STOCK OPTIONS

The following table discloses certain information regarding the options held at August 31, 2002 by the Chief Executive Officer and each other named executive officer.

--------------------------------------------------------------------------------
                           Number of Options at         Value of Options at
                             August 31, 2002              August 31, 2002 (1)
                       ---------------------------   ---------------------------
                       Exercisable   Unexercisable   Exercisable   Unexercisable
                       -----------   -------------   -----------   -------------

Walter S. Woltosz           5,000          20,000          -0-*            -0-*
Virginia E. Woltosz         5,000          20,000          -0-*            -0-*
Momoko Beran               82,900         117,300        $7,149          $7,671
Ronald F. Creeley          81,600         118,400        $7,212          $7,608
Dr. David Z. D'Argenio      2,153           1,000           $76             $96
Dr. Richard R. Weiss        2,153           1,000           $76             $96

--------------------------------------------------------------------------------

(1) Based on a per share price of $1.52 at August 31, 2002 less applicable option exercise prices.
*    Granted at $1.54, 110% of market price of the issue date

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of August 31, 2002, the accrued compensation due to the Company's President was $190,583, and bonus payable, 5% of net income before the tax based on the underwriting agreement, was $27,029. Neither amount accrues interest.

As of August 31, 2002, the accrued compensation due to the Company's Vice President of Human Resources was $8,333, and bonus payable, 5% of net income before the tax based on the underwriting agreement, was $27,029. Neither amount accrues interest.

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
10.33    Letter of Intent for Cooperative Alliance with Absorption Systems, LP.
         (5)
10.34 OEM/Remarketing Agreement between Words+, Inc. and Eloquent Technology, Inc. (6)
10.35 Lease Option Agreement by and between Simulations Plus, Inc. and Martin Properties, Inc. (8)
10.36 Auto Rental Lease Agreement by and between Simulations Plus, Inc. and Walter and Virginia Woltosz (8)
10.37 Registration Statement - 1,250,000 shares of the Company's 1966 Stock Options. (9)
10.38    Employment Agreement by and between the Company and Walter S. Woltosz
         (10)
99.1     S.906 - Certification of Chief Executive Officer. (10)
99.2     S.906 - Certification of Chief Financial Officer. (10)

--------------------------------------------------------------------------------

    (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997
         (the "Registration Statement").
    (2) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement filed on May 27, 1997.
    (3) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1997.
    (4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1998.
    (5) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1999.
    (6) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2000.
    (7) Incorporated by reference to the Company's Form 8-K filed on March 1, 2001.
    (8) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2001.
    (9) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002 (the "Registration Statement").
    (10) Filed herewith.

(b)      Reports on Form 8-K

         None.

SIGNATURES

In accordance with Section 13or15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on November 14, 2002.

                                                  SIMULATIONS PLUS, INC.

                                                  By /s/ MOMOKO A. BERAN
                                                     -----------------------
                                                     Momoko A. Beran
                                                     Chief Financial Officer

In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on November 14, 2002.

          SIGNATURE                                 TITLE

    /s/ WALTER S. WOLTOSZ
----------------------------------     Chairman of the Board of Directors
        Walter S. Woltosz              and Chief Executive Officer

    /s/ VIRGINIA E. WOLTOSZ
----------------------------------     Senior Vice President, Secretary and
        Virginia Woltosz               Director of the Company and Words+

    /s/ DR. DAVID Z. D'ARGENIO
----------------------------------
        Dr. David Z. D'Argenio         Director and Consultant to the Company


----------------------------------
        Dr. Richard Weiss              Director

    /s/ MOMOKO A. BERAN
----------------------------------
        Momoko A. Beran                Chief Financial Officer of the Company

       STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                       BY
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Walter Woltosz, certify that:
   --------------

1. I have reviewed this annual report on Form 10-KSB of November 5, 2002;
                                                        -----------------

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 5, 2002
       ----------------

                                                     /s/ WALTER WOLTOSZ
                                                     -----------------------
                                                     Walter S. Woltosz
                                                     Chief Executive Officer

       STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                       BY
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Momoko Beran, certify that:
   ------------

1. I have reviewed this annual report on Form 10-KSB of November 5, 2002;
                                                        -----------------

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 5, 2002
       ----------------

                                                     /s/ MOMOKO BERAN
                                                     -----------------------
                                                     Momoko A. Beran
                                                     Chief Financial Officer

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                             FOR THE YEARS ENDED
                                                        AUGUST 31, 2002 AND 2001

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

                                                                         Page

INDEPENDENT AUDITOR'S REPORT                                              F2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                         F3 - F4

     Consolidated Statements of Operations                                F5

     Consolidated Statements of Shareholders' Equity                      F6

     Consolidated Statements of Cash Flows                              F7 - F8

     Notes to Consolidated Financial Statements                         F9 - F23

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Simulations Plus, Inc.

We have audited the accompanying consolidated balance sheet of Simulations Plus, Inc. (a California corporation) and subsidiary as of August 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simulations Plus, Inc. and subsidiary as of August 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 18, 2002

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 August 31, 2002
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $   36,072
     Accounts receivable, net of allowance for doubtful
         accounts of $11,212                                            928,237
     Inventory                                                          208,605
     Prepaid expenses and other current assets                           36,606
                                                                     -----------

            Total current assets                                      1,209,520

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $1,632,394                      300,775
PROPERTY AND EQUIPMENT, net                                              62,439
OTHER ASSETS                                                             13,257
                                                                     -----------

                TOTAL ASSETS                                         $1,585,991
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 August 31, 2002
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   145,697
     Accrued payroll and other expenses                                 309,764
     Accrued bonuses to officers                                         54,058
     Accrued compensation due to officers                               198,916
     Accrued warranty and service costs                                  30,996
     Current portion of capitalized lease obligations                    11,236
                                                                    ------------

         Total current liabilities                                      750,667

CAPITALIZED LEASE OBLIGATIONS, net of current portion                     9,964
DEFERRED REVENUE                                                         57,476
                                                                    ------------

            Total liabilities                                           818,107
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,408,331 shares issued and outstanding                          3,409
     Additional paid-in capital                                       4,654,756
     Accumulated deficit                                             (3,890,281)
                                                                    ------------

            Total shareholders' equity                                  767,884
                                                                    ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,585,991
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  For the Years Ended August 31,
--------------------------------------------------------------------------------

                                                         2002            2001
                                                     ------------   ------------

NET SALES                                            $ 4,443,842    $ 3,914,583

COST OF SALES                                          1,456,332      1,562,830
                                                     ------------   ------------

GROSS PROFIT                                           2,987,510      2,351,753
                                                     ------------   ------------

OPERATING EXPENSES
     Selling, general, and administrative              2,105,253      2,199,611
     Research and development                            382,143        354,090
                                                     ------------   ------------

         Total operating expenses                      2,487,396      2,553,701
                                                     ------------   ------------

INCOME (LOSS) FROM OPERATIONS                            500,114       (201,948)
                                                     ------------   ------------

OTHER INCOME (EXPENSE)
     Interest income                                         165            109
     Interest expense                                    (13,764)       (22,161)
                                                     ------------   ------------

         Total other income (expense)                    (13,599)       (22,052)
                                                     ------------   ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          486,515       (224,000)

PROVISION FOR INCOME TAXES                                 1,600          1,600
                                                     ------------   ------------

NET INCOME (LOSS)                                    $   484,915    $  (225,600)
                                                     ============   ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE          $      0.14    $     (0.07)
                                                     ============   ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                             3,408,331      3,394,299
                                                     ============   ============

     DILUTED                                           3,525,038      3,394,299
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                    SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                           For the Years Ended August 31,
-----------------------------------------------------------------------------------------

                          Common Stock           Additional
                    -------------------------     Paid-In     Accumulated
                       Shares       Amount        Capital       Deficit         Total
                    ------------   ----------   ------------  ------------   ------------
BALANCE, AUGUST
    31, 2000          3,385,831    $   3,386    $ 4,632,278   $(4,149,596)   $   486,068

EXERCISE OF STOCK
    OPTIONS              22,500           23         22,478                       22,501

NET LOSS                                                         (225,600)      (225,600)
                    ------------   ----------   ------------  ------------   ------------

BALANCE, AUGUST
    31, 2001          3,408,331        3,409      4,654,756    (4,375,196)       282,969

NET INCOME                                                        484,915        484,915
                    ------------   ----------   ------------  ------------   ------------

BALANCE, AUGUST
    31, 2002          3,408,331    $   3,409    $ 4,654,756   $(3,890,281)   $   767,884
                    ============   ==========   ============  ============   ============

        The accompanying notes are an integral part of these financial statements.

                                           F-6

                                                     SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the Years Ended August 31,
------------------------------------------------------------------------------------------

                                                                      2002         2001
                                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                              $ 484,915    $(225,600)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
        Depreciation and amortization of property and
           equipment                                                  64,158       65,300
        Amortization of capitalized software development
           costs                                                     127,672      228,551
        Impairment of capitalized software development
           costs                                                          --      126,296
        (Increase) decrease in
           Accounts receivable                                      (483,837)      98,169
           Inventory                                                 (26,247)     (24,041)
           Other assets                                              (11,583)      13,498
        Increase (decrease) in
           Accounts payable                                         (118,607)      25,247
           Accrued payroll and other expenses                        (16,640)      16,274
           Accrued bonuses to officers                                54,057           --
           Accrued warranty and service costs                        (14,460)       1,436
           Deferred revenue                                           51,640      (33,032)
                                                                   ----------   ----------

             Net cash provided by operating activities               111,068      292,098
                                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                              (35,329)     (30,700)
    Capitalized computer software development costs                  (94,146)    (139,375)
                                                                   ----------   ----------

             Net cash used in investing activities                  (129,475)    (170,075)
                                                                   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in line of credit                                   (98,959)        (122)
    Payments on capitalized lease obligations                        (13,214)     (15,285)
    Proceeds from the exercise of stock options                           --       22,501
                                                                   ----------   ----------

             Net cash provided by (used in) financing activities    (112,173)       7,094
                                                                   ----------   ----------

        The accompanying notes are an integral part of these financial statements.





                                                     SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the Years Ended August 31,
------------------------------------------------------------------------------------------

                                                                      2002         2001
                                                                   ----------   ----------
               Net increase (decrease) in cash and cash
                  equivalents                                      $(130,580)   $ 129,117

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         166,652       37,535
                                                                   ----------   ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $  36,072    $ 166,652
                                                                   ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                                  $  13,764    $  22,161
                                                                   ==========   ==========

    INCOME TAXES PAID                                              $   1,600    $   1,600
                                                                   ==========   ==========

        The accompanying notes are an integral part of these financial statements.

                                            F-8

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Capitalized Computer Software Development Costs (Continued)
         -----------------------------------------------
         During the years ended August 31, 2002 and 2001, the Company recognized $0 and $126,296, respectively, as an impairment loss related to capitalized software costs in excess of the amount to be recovered through revenues. The impairment loss is included in selling, general, and administrative expenses.

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

         Fair Value of Financial Instruments
         -----------------------------------
         For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and other expenses, accrued bonuses to officers, accrued compensation due to officers, and accrued warranty and service costs, the carrying amounts approximate fair value due to their short maturities. The amounts shown for capitalized lease obligations also approximate fair value because current interest rates offered to the Company for leases of similar maturities are substantially the same.

         Advertising
         -----------
         The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2002 and 2001 were $35,906 and $3,281, respectively.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes (Continued)
         ------------
         Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Net Earnings (Loss) per Share
         -----------------------------
         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Loss per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings
         (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings
         (loss) per share for the years ended August 31, 2002 and 201 were as follows:

                                                                    2002         2001
                                                                 -----------  -----------
                  Numerator
                      Net (income) loss attributable to common
                           shareholders                          $  484,915   $ (225,600)
                                                                 ===========  ===========

                  Denominator
                      Weighted-average number of common shares
                           outstanding during the year            3,408,331    3,394,299
                      Dilutive effect of stock options              116,707           --
                                                                 -----------  -----------

                  COMMON STOCK AND COMMON STOCK
                      EQUIVALENTS USED FOR DILUTED EARNINGS
                      (LOSS) PER SHARE                            3,525,038    3,394,299
                                                                 ===========  ===========

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Concentrations and Uncertainties
         --------------------------------
         International sales accounted for 26% and 29% of net sales for the years ended August 31, 2002 and 2001, respectively. Amounts due from one major customer represented 33% of the net accounts receivable balance at August 31, 2002.

         The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at August 31, 2002 consisted of the following:

                  Equipment                                         $   104,236
                  Computer equipment                                    317,742
                  Furniture and fixtures                                 45,036
                  Leasehold improvements                                 38,215
                                                                    ------------

                                                                        505,229
                  Less accumulated depreciation and amortization        442,790
                                                                    ------------

                      TOTAL                                         $    62,439
                                                                    ============

         Depreciation and amortization expense was $64,158 and $65,300 for the years ended August 31, 2002 and 2001, respectively.

NOTE 5 - LINE OF CREDIT

         The Company has available an unsecured $100,000 revolving line of credit from a bank with interest payable on a monthly basis at prime (7.5% at August 31, 2002), with a minimum floor of 7.5%, plus 3.5%. The line is personally guaranteed by the Company's President. As of August 31, 2002, the line of credit was unused.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in September 2003. The Company also leases certain office and computer equipment under non-cancelable capital lease arrangements that expire through August 2004.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Leases (Continued)
         ------
         Future minimum lease payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at August 31, 2002 were as follows:

                  Year Ending                         Operating         Capital
                   August 31,                           Leases          Leases
                  -----------                         ----------      ----------

                     2003                             $ 146,016       $  12,919
                     2004                                 2,434          10,704
                                                      ----------      ----------

                                                      $ 148,450          23,623
                                                      ==========
                  Less amount representing interest                       2,423
                                                                      ----------

                                                                         21,200
                  Less current portion                                   11,236
                                                                      ----------

                      LONG-TERM PORTION                               $   9,964
                                                                      ==========

         Included in property and equipment is capitalized leased equipment of $54,053 with accumulated depreciation of $45,743 at August 31, 2002.

         Rent expense was $194,400 and $184,070 for the years ended August 31, 2002 and 2001, respectively.

         Employee Agreement
         ------------------
         The Company entered into an employment agreement with its President that expired on August 31, 2002. The employment agreement provided for an annual salary of $150,000 and an annual bonus based on the Company's performance not to exceed $150,000. The agreement also provided that the Company may terminate the agreement upon 30 days' written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination. Subsequent to August 31, 2002, the Company entered into a new employment agreement with its President (see Note
         11).

         License Agreement
         -----------------
         The Company entered into an agreement with Therapeutic Systems Research Laboratory ("TSRL") to jointly develop a computer simulation of the absorption of drug compounds in the gastrointestinal tract. Upon execution of a definitive License Agreement, TSRL received a one-time payment of $75,000, plus a royalty of 20% of net sales of the absorption simulation. For the years ended August 31, 2002 and 2001, the Company paid royalties of $161,993 and $110,814, respectively.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Listing on Stock Exchange
         -------------------------
         In order to maintain quotation of its securities on the NASDAQ Small Cap Market (the "NASDAQ"), the Company has to maintain certain minimum financial requirements. As of August 31, 2002 and 2001, the Company has ceased to meet one of the requirements for continued listing, namely the Company's net tangible assets as of August 31, 2002 and 2001 were $768,000 and $283,000, respectively, which is below the $2,000,000 required by the NASDAQ. Furthermore, as of November 16, 1999, the market value of the Company's public float was below the $4,000,000 required for continued NASDAQ listing.

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

NOTE 7 - SHAREHOLDERS' EQUITY

         Warrants
         --------
         In August and September 1996, the Company entered into two Subscription Agreements, whereby the Company issued 100,000 and 150,000 warrants, respectively, to purchase shares of common stock. The warrants are exercisable at $4 per share and expire five years from the date of grant. During August and September 2001, the warrants to purchase 100,000 and 150,000 shares, respectively, of common stock expired prior to being exercised.

         In January 1997, the Company entered into Subscription Agreements, whereby the Company issued notes in the amount of $1,100,000 and issued 280,000 warrants to purchase common stock. The warrants were exercisable at $2.50 per share, were subject to a 12-month-lock-up period, and expired five years from the grant date. During the year ended August 31, 2002, these warrants expired. The notes were repaid upon the completion of the Company's stock offering.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

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

         The following summarizes the stock option transactions:
                                                                       Weighted-
                                                                        Average
                                                                       Exercise
                                                           Number       Price
                                                         of Options    Per Share
                                                         ----------    ---------

               Outstanding, August 31, 2000                842,173     $   2.24
                    Granted                                428,000     $   1.51
                    Expired/canceled                       (53,652)    $   2.45
                                                         ----------

               Outstanding, August 31, 2001              1,216,521     $   1.97
                    Granted                                 64,043     $   1.05
                    Expired/canceled                      (126,086)    $   2.00
                                                         ----------

                        OUTSTANDING, AUGUST 31, 2002     1,154,478     $   1.91
                                                         ==========

                        EXERCISABLE, AUGUST 31, 2002       413,627     $   2.04
                                                         ==========

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         The weighted-average remaining contractual life of options outstanding issued under the Plan was 7.77 years at August 31, 2002. The exercise prices for the options outstanding at August 31, 2002 ranged from $1.05 to $4.25, and the information relating to these options is as follows:

                                                      Weighted-     Weighted-    Weighted-
                                                       Average       Average      Average
                                                      Remaining      Exercise     Exercise
                           Stock         Stock       Contractual      Price        Price
            Exercise      Options       Options    Life of Options  of Options   of Options
             Price      Outstanding   Exercisable    Outstanding    Outstanding  Exercisable
         -------------- -----------   -----------  ---------------  -----------  -----------

         $ 1.05 - 2.00    747,048        238,983       5 years      $     1.44   $     1.44
         $ 2.01 - 3.00    378,250        151,300       5 years      $     2.66   $     2.66
         $ 3.01 - 4.25     29,180         23,344       5 years      $     4.25   $     4.25
                        ----------    -----------

                        1,154,478        413,627
                        ==========    ===========

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below for the years ended August 31, 2002 and 2001:

                                                            2002        2001
                                                         ----------  -----------
              Net income (loss)
                  As reported                            $ 484,915   $ (225,600)
                  Pro forma                              $ 256,364   $ (511,704)
              Basic earnings (loss) per common share
                  As reported                            $    0.14   $    (0.07)
                  Pro forma                              $    0.08   $    (0.15)
              Diluted earnings (loss) per common share
                  As reported                            $    0.14   $    (0.07)
                  Pro forma                              $    0.07   $    (0.15)

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended August 31, 2002 and 2001: dividend yields of 0% and 0%, respectively; expected volatility of 92% and 100%, respectively; risk-free interest rates of 4.3% and 5%, respectively; and expected lives of five and five years, respectively. The weighted-average fair value of options granted during the years ended August 31, 2002 and 2001 was $0.76 and $1.18, respectively, and the weighted-average exercise price was $1.05 and $1.51, respectively.

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

         Other Stock Options
         -------------------
         As of August 31, 2002, the Company granted the Board of Directors a total of 6,206 stock options at exercise prices ranging from $1.20 to $5.25.

NOTE 8 - INCOME TAXES

         The components of the income tax provision for the years ended August 31, 2002 and 2001 were as follows:
                                                       2002          2001
                                                    -----------   -----------
                  Current
                      Federal                       $       --    $       --
                      State                              1,600         1,600
                                                    -----------   -----------

                                                         1,600         1,600
                                                    -----------   -----------

                  Deferred
                      Federal                               --            --
                      State                                 --            --
                                                    -----------   -----------

                                                            --            --
                                                    -----------   -----------

                           TOTAL                    $    1,600    $    1,600
                                                    ===========   ===========

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES (CONTINUED)

         A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31, 2002 and 2001:

                                                                          2002            2001
                                                                      -------------   -------------

                  Income tax computed at federal statutory tax rate          34.0%          (34.0)%
                  State taxes, net of federal benefit                         6.1            (5.0)
                  Expired state net operating losses                          8.1              --
                  Change in valuation allowance                             (48.4)           38.1
                  Other                                                       0.5             1.6
                                                                      -------------   -------------

                      TOTAL                                                   0.3%            0.7%
                                                                      =============   =============

         Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31, 2002 and 2001 consisted of the following:

                                                                          2002             2001
                                                                      -------------   -------------
                  Deferred tax assets
                      Accrued payroll and other expenses              $   207,378     $   208,221
                      Accrued warranty and service costs                   13,278          19,473
                      Net operating loss carryforward                   1,332,166       1,593,849
                      Property and equipment                               15,739          11,661
                                                                      -------------   -------------

                           Total deferred tax assets                    1,568,561       1,833,204

                  Valuation allowance                                   1,383,547       1,619,000
                                                                      -------------   -------------

                                                                          185,014         214,204
                                                                      -------------   -------------

                  Deferred tax liabilities
                      State taxes                                         (56,162)        (70,989)
                      Capitalized computer software development
                           costs                                         (128,852)       (143,215)
                                                                      -------------   -------------

                               Total deferred tax liabilities            (185,014)       (214,204)
                                                                      -------------   -------------

                                    NET DEFERRED TAX ASSETS           $        --     $        --
                                                                      =============   =============

         The Company's valuation allowance decreased by $235,453 during the year ended August 31, 2002. At August 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $3,614,000 and $1,171,000, respectively, that expire through 2022.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 9 - RELATED PARTY TRANSACTIONS

         As of August 31, 2002, included in accrued bonuses to officers was $27,029, which represented 5% of the Company's net income before bonuses and taxes given to the Company's President as an annual bonus.

         As of August 31, 2002, included in accrued bonuses to officers was $27,029, which represented 5% of the Company's net income before bonuses and taxes given to the Company's Vice President of Human Resources as an annual bonus.

         As of August 31, 2002, included in accrued compensation due to officers was $190,583, which represented accrued salary due to the Company's President. The amount due does not accrue interest.

         As of August 31, 2002, included in accrued compensation due to officers was $8,333, which represented accrued salary due to the Company's Vice President of Human Resources. The amount due does not accrue interest.

NOTE 10 - LINES OF BUSINESS

         For internal reporting purposes, management segregates the Company into two divisions as follows for the years ended August 31, 2002 and 2001:

                                                              August 31, 2002
                                          ---------------------------------------------------------
                                          Simulations
                                           Plus, Inc.    Words+, Inc.   Eliminations      Total
                                          ------------   ------------   ------------   ------------

                  Net sales               $ 2,043,178    $ 2,400,664    $        --    $ 4,443,842
                  Income (loss)
                    from operations       $   675,113    $  (174,999)   $        --    $   500,114
                  Identifiable assets     $ 1,572,422    $   712,803    $  (699,234)   $ 1,585,991
                  Capital expenditures    $    13,677    $    21,652    $        --    $    35,329
                  Depreciation and
                    amortization          $    27,802    $    36,356    $        --    $    64,158





                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2002
--------------------------------------------------------------------------------

NOTE 10 - LINES OF BUSINESS (CONTINUED)

                                                              August 31, 2001
                                          ---------------------------------------------------------
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

NOTE 11 - SUBSEQUENT EVENTS

         On September 1, 2002, the Company entered into an employment agreement with its President/Chief Executive Officer that expires in August 2005. The employment agreement provides for an annual salary of $165,000 and an annual bonus equal to 5% of the Company's net income before taxes, but not to exceed $150,000. The agreement also provides that the Company may terminate the agreement upon 30 days' written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.