Form 10QSB
period 2002-11-30
SIMULATIONS PLUS INC
filed 2003-01-17
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2002 or

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

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of January 13, 2003, was 3,408,331.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

                                Table of Contents

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at November 30, 2002 (unaudited)           2

         Consolidated Statements of Operations for the three months
          ended November 30, 2002 and 2001  (unaudited)                        3

         Consolidated Statements of Cash Flows for the three months
          ended November 30, 2002 and 2001 (unaudited)                         4

         Notes to Consolidated Financial Statements (unaudited)                5

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                               7

         Results of Operations                                                13

         Liquidity and Capital Resources                                      15

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities                                                16

Item 3.  Defaults upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signature                                                                     17

Exhibit - Certifications                                                      18


                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                November 30, 2002
                                   (Unaudited)

ASSETS
Current assets:
       Cash and cash equivalents (note 2)                                  $    51,673
       Accounts receivable, net of allowance for
         doubtful accounts of $11,236                                          878,069
       Prepaid expenses                                                         31,331
       Inventory                                                               256,022
                                                                           ------------
                    Total current assets                                     1,217,095
                                                                           ------------

Capitalized computer software development costs,
         net of accumulated amortization (note 3)                              283,577
Furniture and equipment, net (note 4)                                           79,536
Other assets                                                                    11,257
                                                                           ------------
                    Total assets                                           $ 1,591,465
                                                                           ============


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Accounts payable                                                    $   132,094
       Accrued payroll and other expenses                                      298,080
       Accrued compensation due to officers                                    140,583
       Accrued warranty and service costs                                       35,499
       Current portion of capitalized lease obligations                          9,979
       Current portion of deferred Income                                       29,059
                                                                           ------------
                    Total current liabilities                                  645,294
                                                                           ------------

Deferred income                                                                 39,963
Capitalized lease obligations, net of current portion                            7,611
                                                                           ------------
                    Total liabilities                                          692,868
                                                                           ------------

Shareholders' equity
       Preferred stock: $0.001 par value, authorized
         10,000,000 shares, no shares issued and outstanding                         0
       Common stock: $0.001 par value, authorized
         20,000,000 shares, issued and outstanding 3,408,331 (note 5)            3,409
       Additional paid-in capital                                            4,654,756
       Accumulated deficit                                                  (3,759,568)
                                                                           ------------
                    Total shareholders' equity                                 898,597
                                                                           ------------
                    Total liabilities and stockholders' equity             $ 1,591,465
                                                                           ============

      The accompanying footnotes are an integral part of these statements.


                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the three months ended November 30, 2002 and 2001
                                        (Unaudited)

                                                                  Three months ended
                                                             ------------------------------
                                                               11/30/02          11/30/01
                                                             ------------      ------------
Net sales                                                    $ 1,077,515       $ 1,007,288
Cost of sales                                                    332,798           372,545
                                                             ------------      ------------
Gross profit                                                     744,717           634,743
                                                             ------------      ------------

Operating expenses:
       Selling, general & administrative                         502,881           525,207
       Research and development                                  109,598            93,989
                                                             ------------      ------------
         Total operating expenses                                612,479           619,196
                                                             ------------      ------------

Income from operations                                           132,238            15,547
Other income (expenses):
       Interest revenue                                               15                 7
       Interest expense                                           (1,540)           (5,048)
                                                             ------------      ------------

Income before provision for income taxes                         130,713            10,506
Provision for income taxes                                             0                 0
                                                             ------------      ------------

Net income                                                   $   130,713       $    10,506
                                                             ============      ============

Basic net earnings per common share                          $      0.04       $      0.00
                                                             ------------      ------------

Diluted net earnings per common share                        $      0.04       $      0.00
                                                             ------------      ------------

Basic weighted average # of common shares outstanding          3,408,331         3,394,299
                                                             ------------      ------------

Diluted weighted average # of common shares outstanding        3,430,768         3,394,299
                                                             ------------      ------------

           The accompanying footnotes are an integral part of these statements.


                                SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                             (Unaudited)

                                                                             Three months ended
                                                                          --------------------------
                                                                           11/30/02        11/30/01
                                                                          ----------      ----------
Cash flows from operating activities:
       Net profit                                                         $ 130,713       $  10,506
       Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization of furniture and equipment          9,932          14,900
            Amortization of capitalized software development costs           35,550          30,974

       (Increase) decrease in:
            Accounts receivable                                              50,168        (176,782)
            Inventory                                                       (47,417)           (353)
            Other assets                                                      7,275         (22,603)
       Increase (decrease) in:
            Accounts payable                                                (13,604)          8,484
            Accrued expenses                                                (11,684)         38,132
            Accrued payroll for officers                                    (58,333)         12,500
            Accrued Bonuses                                                 (54,057)
            Accrued warranty and service costs                                4,503          (1,496)
            Deferred revenue                                                 11,546          (5,836)
                                                                          ----------      ----------
       Net cash provided by (used in) operating activities                   64,592         (91,574)
                                                                          ----------      ----------

Cash flows from investing activities:
       Purchase of equipment                                                (27,029)         (6,182)
       Capitalized computer software development cost                       (18,352)        (14,869)
                                                                          ----------      ----------
       Net cash used in investing activities                                (45,381)        (21,051)
                                                                          ----------      ----------

Cash flows from financing activities:
       Proceeds from line of credit                                               0           1,007
       Payments on capitalized lease obligations                             (3,610)         (3,129)
                                                                          ----------      ----------
       Net cash used in financing activities                                 (3,610)         (2,122)
                                                                          ----------      ----------

       Net increase (decrease) in cash                                       15,601        (114,747)
       Cash and cash equivalents, beginning of period                        36,072         166,652
                                                                          ----------      ----------
       Cash and cash equivalents, end of period                           $  51,673       $  51,905
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

Note 4: FURNITURE AND EQUIPMENT
-------

Furniture and equipment as of November 30, 2002 consisted of the following:

         Equipment                                            $  123,525
         Computer equipment                                      325,482
         Furniture and fixtures                                   45,036
         Leasehold improvements                                   38,215
                                                              -----------
                                                                 532,258
         Less accumulated depreciation                          (452,722)
                                                              -----------
                                                              $   79,536
                                                              ===========


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

As of November 30, 2002, 1,124,478 shares have been issued to various employees at an exercise price equal to the fair market value of the Company's stock price at the date of grant with five-year vesting periods. Also, a total of 6,206 shares have been issued to the Board of Directors at exercise prices ranging from $1.20 to $5.25 with a three-year vesting period. As of today, 2,300 options have been exercised.


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


Note 7: Earnings Per Share
-------

Effective February 28, 1998, the Company adopted SFAS No. 128 "Earnings Per Share."

Item 2. Management's Discussion and Analysis or Plan of Operations
        ----------------------------------------------------------


                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended November 30, 2002 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

GENERAL

BUSINESS
--------

Simulations Plus, Inc. (the "Company" or "Simulations Plus") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce two types of products: (1) Simulations Plus, incorporated in 1996, develops and produces modeling and simulation software for use in pharmaceutical research and for education, and also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program called Abbreviate! for the retail market.

DESCRIPTION OF SIMULATION AND MODELING SOFTWARE
-----------------------------------------------

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

The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical/metabolic degradation and absorption of orally-dosed drug compounds in the gastrointestinal tract of humans and several laboratory animal species, and with additional inputs, it also simulates the blood plasma concentration-time history of the drug after it reaches the central circulation. In 2001, the Company completed the development of, and is now selling licenses for, an important new extension module for GastroPlus called the Metabolism and Transporter Module. This module extends the basic simulation to include enzyme-specific metabolism in both the liver and in intestinal walls, as well as the effects of transporter proteins that line the intestinal tract and serve to promote or inhibit drug absorption. In 2002, the Company released a module called PDPlus(TM), which extends the utility of GastroPlus into pharmacodynamic modeling, which is the modeling of how a drug affects the body in terms of both therapeutic effect and adverse side effects. This extends the market for GastroPlus into the Clinical Pharmacology departments in addition to the use it already enjoys in early discovery and middle development.

A second type of software consists of statistically significant models that allow prediction of various properties of a chemical compound from just its molecular structure. These models are not simulations, but instead are formed from a variety of mathematical functions and relationships, including linear, nonlinear, and artificial neural network models.

The Company's QMPRPlus(TM) program is the second type of program, and it provides estimates for the values of several important physicochemical characteristics of new drug-like molecules with only the structures of the molecules as input. An optional module for this program predicts permeability in a special line of cells called MDCK cells. This predictive model was developed under a funded collaboration with the Affymax Research Institute, at that time a division of Glaxo Wellcome. During 2002, the Company announced the release of a powerful "4D Data Mining" module for QMPRPlus, which further extends the utility of the software through enhanced data visualization and statistical analysis. Both the MDCK module and the 4D Data Mining module are additional-cost options to the program.

GastroPlus and QMPRPlus are used by almost every major and a number of smaller pharmaceutical companies in the U.S., Europe, and Japan. The number of licensee continues to grow each quarter, and revenues reflect the cumulative effect of annual license renewals added to new sales.

The Company is now completing the development of one new core product called QMPRchitect, and a new additional-cost module for GastroPlus called PBPKPlus(TM). PBPKPlus is a module for GastroPlus that will enable the program to simulate the distribution of drug to various tissues in the body, such as brain, heart, lungs, pancreas, liver, spleen, and reproductive organs. The ability to integrate such detail into GastroPlus will enable researchers to more accurately predict the pharmacokinetic effects (what happens to the drug when it gets into the body) and the pharmacodynamic effects (what happens to the body when the drug gets into the body) of new drugs and new dosing regimens. QMPRchitect will allow users to build their own ensemble artificial neural network models using a highly sophisticated, state-of-the-art model-building engine that automates the process of finding the most effective artificial neural network models for a particular database, using the fast descriptor engine that is part of QMPRPlus to generate the inputs needed to build the model. In-house testing of QMPRchitect has demonstrated a reduction in the time required to build very high quality ensemble artificial neural network (i.e., multiple artificial neural networks whose outputs are averaged) from 60-90 days to a single day. This significant reduction in both labor and calendar time is expected to revolutionize artificial neural network model building for structure-to-property predictions.

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


PRODUCTS
--------

The Company's pharmaceutical software products provide cost-effective solutions to a number of critical problems in pharmaceutical research, and also serve in the education of pharmacy and medical students. The Company's pharmaceutical software products and services to date are focused on the area of pharmaceutical research known as ADMET (Absorption, Distribution, Metabolism, Elimination, and Toxicity). The Company released its first pharmaceutical software product, GastroPlus, in August 1998 and immediately received enthusiastic interest from researchers in large pharmaceutical companies such as Astra, Glaxo Wellcome, Pfizer, Pharmacia, The Roche Group, SmithKline Beecham and Zeneca. Since then, the majority of the world's largest pharmaceutical companies and a steadily growing number of smaller companies have licensed the software. Some of these companies have merged to become single companies (e.g., AstraZeneca and GlaxoSmithKline, Pfizer and Parke-Davis, and soon, Pfizer and Pharmacia), which give the appearance of fewer customers, but the Company's software is licensed on an annual basis by geographic location, so no actual loss in sales has resulted from these mergers. In fact, several of these mergers have resulted in increased licenses and new geographic locations as divisions who had the software demonstrate its use to those who did not.

The Optimization Module for GastroPlus was released in November 1998. Two additional modules, IVIV Correlation and PKPlus(TM) were released in November 2000. The Metabolism and Transporter Module was released in June 2001. The PDPlus(TM) Module was released during the 4th quarter of last fiscal year.

The majority of new sales now include these additional extra-cost modules, contributing significantly to revenue and earnings growth. GastroPlus has now become the "gold standard" for simulation of oral drug absorption and pharmacokinetics, and is in use throughout the industry in the U.S., Japan, and Europe. Recent sales have included a number of drug delivery companies (companies that design the actual tablet or capsule for a drug compound that was developed by another company). Although these companies are considerably smaller than the pharmaceutical giants, they can realize significant savings in cost and time through accurate simulation of their drug delivery technologies. The Company believes this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus.

QMPRPlus (Quantitative Molecular Property Relationships), which can be used as a companion program to GastroPlus or by itself, takes as inputs the structures of molecules, and provides estimates for human intestinal permeability, octanol-water partition coefficient (logP), solubility, diffusivity, blood-brain barrier penetration, plasma protein binding, and volume of distribution. The ability to predict these properties prior to running wet lab experiments allows screening of undesirable compounds much faster and at much lower cost than using traditional experimental methods.

Most of the estimated parameters generated by QMPRPlus are inputs to GastroPlus. QMPRPlus thereby extends the utility of GastroPlus into early drug discovery, during which pharmaceutical companies may not have even made many of the molecules that have been identified as potential drug candidates. By providing estimates of physicochemical properties from structure alone, QMPRPlus, by itself or coupled with GastroPlus, allows researchers to rank order large numbers of candidate compounds in terms of their potential for human intestinal absorption. Because pharmaceutical companies are dealing with many millions of compounds per year, and because the area of ADMET has become a bottleneck, ultra high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity.

In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including data from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. As a part of this License Agreement, the Company is also entitled to ongoing consulting assistance in the development and further enhancement of the GastroPlus absorption simulation model from TSRL staff, including Dr. Gordon Amidon. The Company believes that the strategic advantage of exclusive access to TSRL's database, technology and expertise, combined with the Company's now well-developed expertise in absorption, pharmacokinetics, and pharmacodynamics simulation, have resulted in GastroPlus becoming the de facto standard for oral drug absorption simulation and analysis within the pharmaceutical industry. The Company is aware that other companies have developed competitive software; however, based on customer feedback, management believes there is no significant competition for GastroPlus at this time. The Company believes that the addition of the Metabolism and Transporter Module last year, the recently released PDPlus module, and ongoing upgrades of the core simulation, are advances in the state-of-the-art of oral drug absorption, pharmacokinetics, and pharmacodynamics analysis. The PBPKPlus module now in development will further extend the utility of GastroPlus within the industry. The Company's recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that Company staff members have been invited speakers at over 30 prestigious scientific meetings worldwide in the past two years, and they continue to be invited to present at a variety of meetings worldwide. The Company conducts contracted studies for a number of customers who prefer to have the studies run by the Company's scientists rather than to acquire the software and train someone to use it.

CONTRACT RESEARCH SERVICES
--------------------------

The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. The Company continues to perform study contracts for a variety of pharmaceutical and biotechnology companies. These studies provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. These studies are also beneficial to the Company to validate and enhance its products by studying actual data in the pharmaceutical industry. The company recently completed two study contracts to analyze drugs that are now in clinical trials, and an extension to one of the contracts is now being negotiated. Another services contract with a major pharmaceutical company is currently in negotiation. This company has numerous software licenses, but desires additional consultation assistance from Company scientists with certain complex simulation problems.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------

In the area of simulation software for pharmaceutical research, the Company is pursuing the development of additional modules for GastroPlus and the new QMPRchitect core program. Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1) PBPKPlus(TM) Module
-----------------------

The PBPKPlus Module for GastroPlus is in development now. This module will enable researchers to predict the amount of drug that reaches different body tissues and organs, enabling more accurate estimation of therapeutic and adverse effects for different dosing regimens. This is an important new capability because it opens up the market to researchers who deal in later stage clinical trials, and who routinely perform PBPK (physiologically based pharmacokinetic) and PD (pharmacodynamic) analyses. Until now, these analyses were performed using models that treated absorption and its related processes with simplified models - often so simplified that calculations were in error. With PBPKPlus integrated with the sophisticated absorption model in GastroPlus, researchers will be able to perform more accurate simulations and analyses to better understand how a drug partitions from the blood into different tissues and organs. Without the ability to predict these effects, clinical trial costs can soar when trials must be repeated to determine proper dosing levels. The Company expects to release this additional-cost module later this fiscal year.

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

(3) QMPRPlus(TM) upgrades
-------------------------

We continue to add new molecular descriptors and new predicted ADMET properties to QMPRPlus(TM). Last year we completed the development of a new, additional-cost "4D Data Mining" module.

The number of molecular descriptors has been increased in beta versions of QMPRPlus by about 25%. These new descriptors include over 60 electrotopological indices that the Company believes will be valuable in building new models for pharmacokinetic and metabolism properties, as well as certain other descriptors that will be described at a later date.

(4) QMPRchitect(TM)
-------------------

QMPRchitect is well along in development. This new core product will allow researchers to build their own ensemble artificial neural network models from their own data using a highly sophisticated, state-of-the-art process for identifying critical descriptors and training ensemble artificial neural network models in the most efficient way. Users can have such new models included in the output of QMPRPlus along with the existing predicted ADME properties. Through the automation provided in the proprietary software for this module, alpha versions of the software have demonstrated a reduction in the time to build powerful ensemble artificial neural network models from many weeks to one or two days, with higher quality models than were previously possible. The company has received strong indications of interest from customers for this new, additional cost capability. The Company expects to release this new module early in calendar 2003.


DISABILITY PRODUCT DEVELOPMENT
------------------------------

The Company's wholly owned subsidiary, Words+, Inc. has been an industry technology leader for over 20 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. The Company will continue to enhance its major software products, E Z Keys and Talking Screen, as well as its growing line of hardware products. The Company announced the release of its new version of E Z Keys for the new Microsoft XP operating system at the "Technologies for Persons with Disabilities Conference" in Los Angeles in late March 2002. The Windows XP version of the Company's Talking Screen software has just been completed at the time of this writing. The Company will also consider acquisitions of other products, businesses and companies that are complementary to its existing augmentative and alternative communication and computer access business lines.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                           Three Months Ended
                                        -----------------------------------------------------------
                                                 11/30/02                      11/30/01
                                        -----------------------------------------------------------
Net sales                                 $ 1,078            100%          $ 1,007            100%
Cost of sales                                 333            30.9              372            36.9
                                        -----------------------------------------------------------
Gross Profit                                  745            69.1              635            63.1
                                        -----------------------------------------------------------
Selling, general and administrative           503            46.7              525            52.1
Research and development                      110            10.2               94             9.3
                                        -----------------------------------------------------------
Total operating expenses                      613            56.9              619            61.5
                                        -----------------------------------------------------------
Income from operations                        132            12.2               16             1.6
                                        -----------------------------------------------------------
Interest expense                               (1)           (0.0)              (5)           (0.5)
                                        -----------------------------------------------------------
Net income                                $   131            12.2%         $    11             1.1%
                                        ===========================================================

NET SALES

The consolidated net sales increased $71,000, or 7.1%, to $1,078,000 in the first fiscal quarter of 2003 (FY03) from $1,007,000 in the first fiscal quarter of 2002 (FY02). Simulations Plus, Inc.'s sales, from pharmaceutical and educational software, increased approximately $117,000, or 29.9%. However, Words+, Inc.'s sales decreased approximately $46,000, or 7.5%, for the quarter. Much of the increase in the Company's leading pharmaceutical software sales is attributable to the Roche order for a new product package called the "ADME Partners" program, which provides virtually unlimited licenses for the use of Simulations Plus' GastroPlus(TM) and QMPRPlus(TM) and all modules, coupled with product training and consultation. Management attributes the decrease in Words+ sales primarily to the delay in development of Talking Screen for Windows XP, which has just been completed in January 2003.

COST OF SALES

Consolidated cost of sales decreased $39,000, or 10.5%, to $333,000 in the first fiscal quarter of FY03 from $372,000 in the first fiscal quarter of FY02. The percentage of cost of sales decreased by 6.0%. For Simulations Plus, cost of sales decreased $9,000, or 14.0%. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which decreased $1,000, or 2.4%, and a decrease in royalty expense of $8,000, or 25.0%, which was due to the smaller proportion of total sales accounted for by the basic GastroPlus program (i.e., without additional modules). Only the basic GastroPlus program is subject to royalty payments to TSRL. For Words+, cost of sales decreased $30,000, or 10.0%. The change in percentage of cost of sales between the first fiscal quarter of FY03 and FY02 is a decrease of 1.3%. Management attributes the percentage decrease in cost of sales for Words+ primarily to the fact that the percentage of sales generated by products with higher profit margins was greater than products with lower profit margins.

GROSS PROFIT

Consolidated gross profit increased $110,000, or 17.3%, to $745,000 in the first quarter of FY03 from $635,000 in the first quarter of FY02. Management attributes this increase to a significant increase in pharmaceutical software sales, accompanied by a decrease in cost of sales, resulting in over 35% increase in gross profit for these sales. This increase outweighed a decrease in gross profit generated by Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses decreased $22,000, or 4.2%, to $503,000 in the first fiscal quarter of FY03 from $525,000 in the first fiscal quarter of FY02. For Simulations Plus, selling, general and administrative expenses increased $5,000, or 2.5%. The major increases in expenses were in the categories of salaries and payroll-related expenses, such as insurance and 401(k) matching contributions, and other taxes due to foreign countries. These increases outweighed decreases in consultant fees, contract labor, depreciation and professional fees. For Words+, expenses decreased $27,000, or 7.7%, due to decreases in catalog printing costs, trade shows, commissions to independent sales reps, auto lease expenses, salaries, and telephone expenses. These decreases outweighed increases in travel expense, insurance, and technical service costs.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $128,000 of research and development costs for both companies during the first quarter of FY03. Of this amount, $18,000 was capitalized and $110,000 was expensed in this period. In the first quarter of FY02, the Company incurred $109,000 of research and development costs, of which $15,000 was capitalized and $94,000 was expensed. The increase of $19,000, or 17.4% in research and development expenditure from the first quarter of 2002 to the first quarter of 2003 was primarily due to staff expansion and salary increases in the first quarter of FY03.

INTEREST EXPENSE

Interest expense for the first quarter of FY03 decreased by $4,000, to $1,000 in the first quarter of FY03 from $5,000 in the first quarter of FY02. This decrease is attributable primarily to no interest expense on the Company's revolving line of credit, which was paid off earlier in the year. Interest was incurred only on existing leases.

NET PROFIT

Consolidated net profit for the three months' operations increased by $120,000, or 1,090.9%, to $131,000 in the first quarter of FY03 compared to $11,000 in the first quarter of FY02. Management attributes this increase in profit primarily to the increases in sales, along with continued decreases in cost of sales, selling, general and administrative expenses, and interest expense, which outweighed increases in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations, a bank line of credit, and accruing and not paying portions of salaries to certain executive officers and managers.

The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate, with a minimum floor of 7.5%, plus 3.5%. At November 30, 2002, the outstanding balance under the revolving line of credit was zero, while it was $100,000 at November 30, 2001. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries are being accrued and will be paid at such future time as management deems the Company's cash flow and cash reserves are sufficient to make such payment without adverse effects to the Company's financial position. The amount of such accrued and unpaid salaries due to the Company's executive officers was $141,000 as of November 30, 2002, reduced from $386,000 as of November 30, 2001. Effective as of March 1, 2002, all officers' salaries have been restored to their full levels and accrued amounts will be paid as described above.

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

                  None.

Item 5.           Other Information
                  -----------------

                  None.

Item 6.           Exhibits and Reports on form 8-K
                  --------------------------------

                  (a)      Exhibits:

                           Certification of Chief Executive Officer and Chief Financial Officer

                  (b)      Reports on Form 8-K

                           None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Simulations Plus, Inc.

Date:  January 17, 2003                       By:       /s/ MOMOKO BERAN
                                                        ----------------
                                                        Momoko Beran
                                                        Chief Financial Officer

       STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                       BY
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS


I, Walter Woltosz, certify that:

1. I have reviewed this annual report on Form 10-QSB of January 16, 2003;

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


Date:  January 16, 2003


                                                     /s/ Walter Woltosz
                                                     ------------------
                                                     Walter S. Woltosz
                                                     Chief Executive Officer

       STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                       BY
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Momoko Beran, certify that:

1. I have reviewed this annual report on Form 10-QSB of January 16, 2003;

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


Date:  January 16, 2003


                                                     /s/ Momoko Beran
                                                     ----------------
                                                     Momoko A. Beran
                                                     Chief Financial Officer

Item 6 (a) - Exhibit


                            Regulation FD Disclosure

         On January 17, 2003, Simulations Plus, Inc. (the "Company" "we," us" or "our") filed our Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 2002 (the "Report") with the Securities and Exchange Commission (the "Commission"). In connection with the filing of the Report, we have furnished the certifications set forth below to the Commission, to accompany the Report, as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

         I, Walter S. Woltosz, Chief Executive Officer of Simulations Plus, Inc. (the "Company"), do hereby certify, in accordance with 18 U.S.C. Section 1350, as created pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended November 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                    Simulations Plus, Inc.


Dated: January 17, 2003                             By: /s/  Walt Woltosz
                                                        ------------------------
                                                        Walter S. Woltosz
                                                        Chief Executive Officer


The foregoing certification is being furnished herewith solely to accompany the Report, pursuant to 18 U.S.C. 1350, and is not being filed for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company with the Securities and Exchange Commission, whether filed prior to or after the furnishing of the foregoing certification, regardless of any general or specific incorporation language in any such filing.

Item 6 (a) - Exhibit


                            Regulation FD Disclosure

         On January 17, 2003, Simulations Plus, Inc. (the "Company" "we," us" or "our") filed our Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 2002 (the "Report") with the Securities and Exchange Commission (the "Commission"). In connection with the filing of the Report, we have furnished the certifications set forth below to the Commission, to accompany the Report, as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         I, Momoko A. Beran, Chief Financial Officer of Simulations Plus, Inc. (the "Company"), do hereby certify, in accordance with 18 U.S.C. Section 1350, as created pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended November 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                     Simulations Plus, Inc.


Dated: January 17, 2003                              By: /s/  Momoko Beran
                                                         -----------------
                                                         Momoko A. Beran
                                                         Chief Financial Officer

The foregoing certification is being furnished herewith solely to accompany the Report, pursuant to 18 U.S.C. 1350, and is not being filed for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company with the Securities and Exchange Commission, whether filed prior to or after the furnishing of the foregoing certification, regardless of any general or specific incorporation language in any such filing.