Form 10QSB
period 2003-02-28
SIMULATIONS PLUS INC
filed 2003-04-14
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28, 2003 or

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

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of April 14, 2003, was 3,409,331.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

                                Table of Contents
                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at February 28, 2003 (unaudited)           1

         Consolidated Statements of Operations for the three and six months
          ended February 28, 2003 and February 28, 2002  (unaudited)           2

         Consolidated Statements of Cash Flows for the six months
          ended February 28, 2003 and February 28, 2002 (unaudited)            3

         Notes to Consolidated Financial Statements (unaudited)                4

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                               7

         Results of Operations                                                14

         Liquidity and Capital Resources                                      18

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Changes in Securities                                                19

Item 3.  Defaults upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                     19

Signature                                                                     21

Exhibit - Certifications                                                      22

                          Item 1. Financial Statements
                                  --------------------

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                February 28, 2003
                                   (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents (note 2)                           $    60,094
       Accounts receivable, net of allowance for
         doubtful accounts of $11,236                                   755,355
       Inventory                                                        227,215
       Prepaid expenses                                                  61,198
                                                                    ------------
                    Total current assets                              1,103,862
                                                                    ------------

Capitalized computer software development costs,
         net of accumulated amortization  (note 3)                      316,356
Furniture and equipment, net  (note 4)                                   76,098
Other assets                                                             10,150
                                                                    ------------
                    Total assets                                    $ 1,506,466
                                                                    ============


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Accounts payable                                                 121,170
       Accrued payroll and other expenses                               217,255
       Accrued compensation due to officers                              90,583
       Accrued warranty and service costs                                37,187
       Current portion of deferred income                                21,647
       Current portion of capitalized lease obligations                   9,213
                                                                    ------------
                    Total current liabilities                           497,055
                                                                    ------------

Deferred income                                                          37,678
Capitalized lease obligations, net of current portion                     5,191
                                                                    ------------
                    Total liabilities                                   539,924
                                                                    ------------

Shareholders' equity
       Preferred stock: $0.001 par value, authorized
         10,000,000 shares, no shares issued and outstanding                  0
       Common stock: $0.001 par value, authorized
         20,000,000 shares, issued and outstanding
         3,409,331 (note 5)                                               3,410
       Additional paid-in capital                                     4,656,065
       Accumulated deficit                                           (3,692,933)
                                                                    ------------
                    Total shareholders' equity                          966,542
                                                                    ------------
                    Total liabilities and stockholders' equity      $ 1,506,466
                                                                    ============

      The accompanying footnotes are an integral part of these statements.

                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three and six months ended February 28, 2003 and February 28, 2002

                                        (Unaudited)

                                                Three months ended             Six months ended
                                           ---------------------------   ---------------------------
                                             02/28/03       02/28/02       02/28/03       02/28/02
                                           ------------   ------------   ------------   ------------

Net sales                                  $ 1,120,029    $ 1,106,622    $ 2,197,544    $ 2,113,910
Cost of sales                                  371,795        333,098        704,593        705,642
                                           ------------   ------------   ------------   ------------
Gross profit                                   748,234        773,524      1,492,951      1,408,268
                                           ------------   ------------   ------------   ------------

Operating expenses:
       Selling, general & administration       598,946        469,248      1,101,827        994,456
       Research and development                 81,585         81,534        191,183        175,524
                                           ------------   ------------   ------------   ------------
         Total operating expenses              680,531        550,782      1,293,010      1,169,980
                                           ------------   ------------   ------------   ------------

Income from operations                          67,703        222,742        199,941        238,288
Other income (expenses):
       Interest income                              19              8             34             15
       Interest expense                         (1,087)        (4,819)        (2,627)        (9,867)
                                           ------------   ------------   ------------   ------------

Income before provision
       for income taxes                         66,635        217,931        197,348        228,436
Provision for income taxes                           0              0              0              0
                                           ------------   ------------   ------------   ------------

Net income                                 $    66,635    $   217,931    $   197,348    $   228,436
                                           ============   ============   ============   ============


Basic net earnings per common share        $      0.02    $      0.06    $      0.06    $      0.07
                                           ============   ============   ============   ============

Diluted net earnings per common share      $      0.02    $      0.06    $      0.05    $      0.07
                                           ============   ============   ============   ============

Basic weighted average # of common
       shares outstanding                    3,408,831      3,408,331      3,408,575      3,408,331

Diluted weighted average # of common
       shares outstanding                    3,781,590      3,571,564      3,781,590      3,571,564

           The accompanying footnotes are an integral part of these statements.

                                            2

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended February 28, 2003 and February 28, 2002
                                   (Unaudited)                            Six months ended
                                                                       -----------------------
                                                                        02/28/03     02/28/02
                                                                       ----------   ----------
Cash flows from operating activities:
       Net income                                                      $ 197,348    $ 228,436
       Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization of furniture and equipment      23,350       28,940
            Amortization of capitalized software development costs        71,102       69,704

       (Increase) decrease in:
            Accounts receivable                                          172,882     (225,750)
            Inventory                                                    (18,610)     (32,052)
            Other assets                                                 (21,485)      (2,726)
       Increase (decrease) in:
            Accounts payable                                             (24,528)     (70,043)
            Accrued expenses                                            (100,842)        (183)
            Accrued payroll for officers                                (100,000)      39,833
            Accrued bonuses                                              (54,057)          --
            Accrued warranty and service costs                             6,191       (1,630)
            Deferred revenue                                               1,849       (2,593)
                                                                       ----------   ----------
       Net cash provided by operating activities                         153,200       31,936
                                                                       ----------   ----------

Cash flows from investing activities:
       Purchase of furniture and equipment                               (37,009)      (9,570)
       Capitalized computer software development cost                    (86,683)     (56,931)
                                                                       ----------   ----------
       Net cash used in investing activities                            (123,692)     (66,501)
                                                                       ----------   ----------

Cash flows from financing activities:
       Proceed from line of credit, net                                        0        1,007
       Payments on capitalized lease obligations                          (6,796)      (6,370)
       Proceeds from exercise of options                                   1,310            0
                                                                       ----------   ----------
       Net cash used in financing activities                              (5,486)      (5,363)
                                                                       ----------   ----------

       Net increase in cash                                               24,022      (39,928)
       Cash and cash equivalents, beginning of period                     36,072      166,652
                                                                       ----------   ----------
       Cash and cash equivalents, end of period                        $  60,094    $ 126,724
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

Note 4: FURNITURE AND EQUIPMENT
-------

Furniture and equipment as of February 28, 2003 consisted of the following:

         Equipment                                                    $ 123,525
         Computer equipment                                             333,437
         Furniture and fixtures                                          45,036
         Leasehold improvements                                          38,215
                                                                      ----------
                                                                        540,213
         Less accumulated depreciation                                 (464,115)
                                                                      ----------
                                                                      $  76,098
                                                                      ==========


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

As of February 28, 2003, 1,123,478 shares have been issued to various employees at an exercise price equal to the fair market value of the Company's stock price at the date of grant with five-year vesting periods. Also, a total of 6,206 shares have been issued to the Board of Directors at exercise prices ranging from $1.20 to $5.25 with a three-year vesting period. As of today, 3,300 options have been exercised.


Note 6: Income Taxes
-------

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes."


Note 7: Earnings Per Share
-------

Effective February 28, 1998, the Company adopted SFAS No. 128 "Earnings Per Share."

Note 8:  Lines of Business
-------

For internal reporting purposes, management segregates the Company into two divisions as follows for the six months ended February 28, 2003 and 2002:

                                           February 28, 2003
                         -------------------------------------------------------
                         Simulations
                         Plus, Inc.   Words +, Inc.   Eliminations      Total
                         -----------  -------------   ------------   -----------
Net Sales                 1,088,782      1,108,762                    2,197,544

Income (loss)
  from operations           282,991        (85,643)                     197,348
Identifiable assets       1,686,368        735,662       (915,564)    1,506,466
Capital expenditures         73,008         50,684                      123,692
Depreciation and
  amortization               71,953         22,499                       94,452


                                           February 28 , 2002
                         -------------------------------------------------------
                         Simulations
                         Plus, Inc.   Words +, Inc.   Eliminations      Total
                         -----------  -------------   ------------   -----------
Net Sales                   944,327      1,169,583                    2,113,910

Income (loss)
  from operations           301,544        (73,108)                     228,436
Identifiable assets       1,163,740        682,440       (400,460)    1,445,720
Capital expenditures         46,065         20,436                       66,501
Depreciation and
  amortization               82,526         16,118                       98,644

Item 2. Management's Discussion and Analysis or Plan of Operations
        ----------------------------------------------------------


                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended February 28, 2003 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical/metabolic degradation and absorption of orally-dosed drug compounds in the gastrointestinal tract of humans and several laboratory animal species, and with additional inputs, it also simulates the blood plasma concentration-time history of the drug after it reaches the central circulation. In 2001, the Company completed the development of, and is now selling licenses for, an important new extension module for GastroPlus called the Metabolism and Transporter Module. This module extends the basic simulation to include enzyme-specific metabolism in both the liver and in intestinal walls, as well as the effects of transporter proteins that line the intestinal tract and serve to promote or inhibit drug absorption. In 2002, the Company released a module called PDPlus(TM), which extends the utility of GastroPlus into pharmacodynamic modeling, which is the modeling of how a drug affects the body in terms of both therapeutic effect and adverse side effects. This extends the market for GastroPlus into Clinical Pharmacology departments in addition to the use it already enjoys in early discovery and middle development.

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

The Company is now completing the development of one new core product called QMPRchitect(TM), and is conducting research toward a new additional-cost module for GastroPlus called PBPKPlus(TM). PBPKPlus will be a module for GastroPlus that will enable the program to simulate the distribution of drug to various tissues in the body, such as brain, heart, lungs, pancreas, liver, spleen, and reproductive organs. The ability to integrate such detail into GastroPlus will enable researchers to more accurately predict the pharmacokinetic effects (what happens to the drug when it gets into the body) and the pharmacodynamic effects (what happens to the body when the drug gets into the body) of new drugs and new dosing regimens. QMPRchitect will allow users to build their own ensemble artificial neural network models using a highly sophisticated, state-of-the-art model-building engine that automates the process of finding the most effective artificial neural network models for a particular database, using the fast descriptor engine that is part of QMPRPlus to generate the inputs needed to build the model. In-house testing of QMPRchitect has demonstrated a reduction in the time required to build very high quality ensemble artificial neural network (i.e., multiple artificial neural networks whose outputs are averaged) from 60-90 days to as little as a single day. This significant reduction in both labor and calendar time is expected to revolutionize artificial neural network model building for structure-to-property predictions. Initial customer presentations in the U.S., Europe, and Japan have received very enthusiastic responses.

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

CONTRACT RESEARCH SERVICES
--------------------------

The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. The Company continues to perform study contracts for a variety of pharmaceutical and biotechnology companies. These studies provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers. These studies are also beneficial to the Company to validate and enhance its products by studying actual data in the pharmaceutical industry. The company recently completed two study contracts to analyze drugs that are now in clinical trials. A services contract with a major pharmaceutical company was recently signed. This company has numerous software licenses, but desires additional consultation assistance from Company scientists with certain complex simulation problems.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------

In the area of simulation software for pharmaceutical research, the Company is pursuing the development of additional modules for GastroPlus and the new QMPRchitect core program. Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1) PBPKPlus(TM) Module

The PBPKPlus Module for GastroPlus is in early development now. This module will enable researchers to predict the amount of drug that reaches different body tissues and organs, enabling more accurate estimation of therapeutic and adverse effects for different dosing regimens. This is an important new capability because it opens up the market to researchers who deal in later stage clinical trials, and who routinely perform PBPK (physiologically based pharmacokinetic) and PD (pharmacodynamic) analyses. Until now, these analyses were performed using models that treated absorption and its related processes with simplified models - often so simplified that calculations were in error. With PBPKPlus integrated with the sophisticated absorption model in GastroPlus, researchers will be able to perform more accurate simulations and analyses to better understand how a drug partitions from the blood into different tissues and organs. Without the ability to predict these effects, clinical trial costs can soar when trials must be repeated to determine proper dosing levels. The Company expects to release this additional-cost module later this year.

(2) Multiple Particle Size Dissolution Model

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

(3) DDDPlus(TM)

The DDDPlus project was originally begin in 2000, and has proceeded at a slow pace since in between other higher priority projects. DDDPlus (Dose Disintegration and Dissolution Plus) will simulate the in vitro disintegration and dissolution of various forms of capsules and tablets, and will include the effects of a variety of formulation excipients (additives that are not the actrive drug, but which give a capsule or tablet desirable roperties such as longer shelf life, better large-scale processing behavior, better disintegration and dissolution, etc.). This tool will be a valuable asset for formulation scientists as they search for optimum formulations that provide desirable properteis at minimum cost.

(4) QMPRPlus(TM) upgrades

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

(5) QMPRchitect(TM)

QMPRchitect is well along in development. This new core product will allow researchers to build their own ensemble artificial neural network models from their own data using a highly sophisticated, state-of-the-art process for identifying critical descriptors and training ensemble artificial neural network models in the most efficient way. Users can have such new models included in the output of QMPRPlus along with the existing predicted ADME properties. Through the automation provided in the proprietary software for this module, alpha versions of the software have demonstrated a reduction in the time to build powerful ensemble artificial neural network models from many weeks to one or two days, with higher quality models than were previously possible. The company has received strong indications of interest from customers for this new capability. The Company expects to release this new core product during the third fiscal quarter.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                             Three Months Ended
                                    ---------------------------------------
                                         02/28/03            02/28/02
                                    ---------------------------------------
Net sales                           $ 1,120     100.0%   $ 1,107     100.0%
Cost of sales                           372      33.2        333      30.1
                                    ---------------------------------------
Gross profit                            748      66.8        774      69.9
                                    ---------------------------------------
Selling, general and administrative     599      53.5        469      42.4
Research and development                 81       7.2         82       7.4
                                    ---------------------------------------
Total operating expenses                680      60.7        551      49.8
                                    ---------------------------------------
Income from operations                   68       6.1        223      20.1
Interest expense                         (1)       --         (5)     (0.5)
                                    ---------------------------------------
Net income                          $    67       6.1%   $   218      19.7%
                                    =======================================

NET SALES

Consolidated net sales increased $13,000, or 1.2%, to $1,120,000 in the second fiscal quarter of 2003 (FY03) from $1,107,000 in the second fiscal quarter of 2002 (FY02). Simulations Plus, Inc.'s sales, from pharmaceutical and educational software, increased approximately $28,000, or 5.0%. The increase in the Company's leading pharmaceutical software sales is attributable to a combination of additional license sales to existing customers, new customers, new modules, and major upgrades to existing products, which exceeded the a small decline resulting from non-renewals. For Words+, sales decreased approximately $15,000, or 2.7% for the quarter. Management attributes the decrease in Words+ sales primarily to slowing in the economy during this time period.

COST OF SALES

Consolidated cost of sales increased $39,000, or 11.7%, to $372,000 in the second fiscal quarter of FY03 from $333,000 in the second fiscal quarter of FY02. The percentage of cost of sales was increased by 3.1%. For Simulations Plus, the cost of sales increased $11,000, or 14.3%. This increase was due primarily to increased royalty expense, for which the Company has an agreement with TSRL, and which increased 25.9% due to increased GastroPlus license sales. For Words+, the cost of sales increased $28,000, or 10.8%. Management attributes the percentage increase in cost of sales for Words+ primarily to the fact that the percentage of sales generated by product items with lower profit margins was greater than for items with higher profit margins. During this quarter, the sales through governmental funding increased in proportion to total sales. Governmental funding requires significant discounts, resulting in higher cost of sales than for regular sales.

GROSS PROFIT

The consolidated gross profit decreased $26,000, or 3.4%, to $748,000 in the second quarter of FY03 from $774,000 in the second quarter of FY02. Management attributes this decrease to the increased cost of sales for both pharmaceutical software sales and Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $130,000, or 27.7%, to $599,000 in the second quarter of FY03 from $469,000 in the second quarter of FY02. For Simulations Plus, selling, general and administrative expenses increased $146,000, or 96.1% primarily due to increases in commission paid in accordance with an exclusive alliance agreement, accounting fees, and investor and public relations fees which began this quarter, increases in medical insurance, increases in salaries and wages from last year, a transfer of administrative personnel wages from Words+, and payroll-related expenses such as 401(k) and payroll taxes. Management terminated the public relations firm at the end of March. Management believes the investor relations firm is performing acceptably, and continues to employ their services. For Words+, expenses decreased $16,000, or 5.1%, due to reduced travel expenses, and a transfer of administrative personnel wages to Simulations plus, with resulting decreases in payroll related expenses such as 401(k) and payroll taxes. Although there were some increases in expenses such as health insurance and commission expense, decreases outweighed increases. A one-time charge for greater year-end bonuses to employees was also incurred in the second quarter. These bonuses averaged less than $1500 per employee.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $150,000 of research and development costs for both companies during the second quarter of FY03. Of this amount, $69,000 was capitalized and $81,000 was expensed in this period. In the second quarter of FY02, the Company incurred $116,000 of research and development costs, of which $34,000 was capitalized and $82,000 was expensed. The increase of $34,000, or 29.3%, in research and development expenditure from the second quarter of FY02 to the second quarter of FY03 was primarily due to salary increases in the existing staff members over last year and one-time charges for purchases of databases of pharmaceutical data to be used in developing additional or improved predictive models for QMPRPlus.

INTEREST EXPENSE

Interest expense for the second quarter of FY03 decreased by $4,000, or 80.0%, to $1,000 in the second quarter of FY03 from $5,000 in the second quarter of FY02. This decrease is attributable primarily to no interest expense on the Company's revolving line of credit, and the completion of payments on the one of existing leases.

NET INCOME

Consolidated net income for the three months ended February 28, 2003 decreased by $151,000, or 69.3%, to $67,000 in the second quarter of FY03 compared to $218,000 in the second quarter of FY02. Management attributes this decrease primarily to increases in cost of sales and selling, general and administrative costs, which outweighed increases in net sales, and decrease in interest expense.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                               Six Months Ended
                                    ---------------------------------------
                                          02/28/03            02/28/02
                                    ---------------------------------------
Net sales                           $ 2,198      100.0%  $ 2,114     100.0%
Cost of sales                           705       32.1       706      33.4
                                    ---------------------------------------
Gross profit                          1,493       67.9     1,408      66.6
                                    ---------------------------------------
Selling, general and administrative   1,102       50.1       994      47.0
Research and development                191        8.7       176       8.3
                                    ---------------------------------------
Total operating expenses              1,293       58.8     1,170      55.3
                                    ---------------------------------------
Income from operations                  200        9.1       238      11.3
Interest expense                         (3)      (0.1)      (10)     (0.5)
                                    ---------------------------------------
Net income                          $   197        9.0%  $   228      10.8%
                                    =======================================


NET SALES

Consolidated net sales increased $84,000, or 4.0%, to $2,198,000 for the six months ended February 28, 2003 compared to $2,114,000 for the six months ended February 28, 2002. Simulations Plus, Inc.'s sales from pharmaceutical software and services and educational software increased approximately $145,000, or 15.3%, however, Words+, Inc.'s sales decreased approximately $61,000, or 5.2% for the six months ended February 28, 2003. Management attributes the increase in pharmaceutical software sales partially to the Roche order for a new product package called the "ADME Partners" program, which provides virtually unlimited licenses for the use of GastroPlus, QMPRPlus and all modules coupled with product training and consultation. Additionally, average order size has increased with new orders and with renewals from existing customers due to additional module licenses. Management attributes the decrease in Words+ sales primarily to the delay in development of Talking Screen for Windows XP, which was completed at the end of the second quarter of FY03, as well as overall slowing in the economy during this time period.

COST OF SALES

Consolidated cost of sales decreased $1,000, or 0.1%, to $705,000 for the six months ended February 28, 2003 from $706,000 for the six months ended February 28, 2002. The percentage of cost of sales decreased by 1.3%. For Simulations Plus, the cost of sales increased $2,000, or 1.4%. A significant portion of the cost of sales is the amortization of capitalized software cost, which produced a 2.4% decrease; however, this decrease was offset by a 3.8% increase in royalty cost. For Words+, the cost of sales decreased $3,000, or 0.5%. Expressed as a percentage, the change in cost of sales for Words+ between the six months operations ended February 28, 2003 and February 28, 2002 is an increase of 2.4%. Management attributes this percentage increase primarily to increased sales of lower margin items during the first six months compared to the same period of the previous fiscal year. It is also due to the fact that the sales through governmental funding increased in proportion to total sales. Governmental funding requires significant discounts, resulting in a higher cost of sales.

GROSS PROFIT

The consolidated gross profit increased $85,000, or 6.0%, to $1,493,000 for the six months ended February 28, 2003 from $1,408,000 for the six months ended February 28, 2002. Management attributes this increase to an increase in pharmaceutical software and services sales while maintaining the cost of sales relatively the same. This increase outweighed the slightly decreased gross profit generated by Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $108,000, or 10.9%, to $1,102,000 for the six months ended February 28, 2003 from $994,000 for the six months ended February 28, 2002. For Simulations Plus, selling, general and administrative expenses increased $151,000, or 46.0% primarily due to increases in commissions paid in accordance with an exclusive alliance agreement, new investor relations and public relations services, increases in health insurance, increases in salary over last year, transfer of administrative personnel wages from Words+, and payroll-related expenses such as 401(k), payroll taxes, and increased travel expenses associated with an increase in customer training. For Words+, expenses decreased $43,000, or 6.5%, due primarily to transfer of administrative personnel wages to Simulations plus, payroll related expenses, such as 401(k) and payroll taxes, telephone and auto expense. Although there are some increases in expenses such as health insurance and commission expense, the decreases outweighed increases.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $278,000 of research and development costs for both companies for the six months ended February 28, 2003. Of this amount, $87,000 was capitalized and $191,000 was expensed in this period. In the same period of 2002, the Company incurred $226,000 of research and development costs, of which $50,000 was capitalized and $176,000 was expensed. The increase of

$52,000, or 23.0% in research and development expenditure from the six months operations in the fiscal year 2002 to 2003 was due primarily to an payroll increases in the existing staff members and one-time charges for purchases of databases of pharmaceutical data to be used in developing additional or improved predictive models for QMPRPlus.

INTEREST EXPENSE

Interest expense for the six months ended February 28, 2003 decreased by $7,000, or 70.0%, to $3,000 from $10,000 for the six months ended February 28, 2002. This decrease is attributable primarily to an interest rate reduction on the company's revolving line of credit, and the completion of payments on the one of existing leases.

NET INCOME

Consolidated net profit for the six months ended February 28, 2003 decreased by $31,000, or 13.6%, to $197,000 for the six months ended February 28, 2003 compared to $228,000 for the six months ended February 28, 2002. Management attributes this decrease due to increased selling, general and administrative expenses and research and development expense, which outweighed the increase in pharmaceutical software sales and decrease in interest expense. Much of the increase in SG&A was due to one-time charges for year-end employee bonuses, as well as new investor relations and public relations expenses. Management terminated the public relations consultant at the end of March 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations and a bank line of credit. The Company has available a $100,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate, with a minimum floor of 7.5%, plus 3.5%. At February 28, 2003, the outstanding balance under the revolving line of credit was zero, and it was $100,000 at February 28, 2002. The revolving line of credit is not secured by any of the assets of the Company but is personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries were accrued and was to be paid at such future time as management deemed the Company's cash flow and cash reserves were sufficient to make such payments without adverse effects to the Company's financial position. The amount of such accrued and unpaid salaries due to the Company's executive officers was approximately $91,000 as of February 28, 2003. Effective as of March 1, 2002, all officers' salaries have been restored to their full levels and the remaining balance of $91,000 will be paid as described above.

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

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On January 31, 2003, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

         (1) Election of directors Walter S. Woltosz, Virginia E. Woltosz, Dr. David Z. D'Argenio, and Dr. Richard Weiss

         (2) Ratification of the appointment of Singer, Lewak, Greenbaum & Goldstein, LLP as their independent public accountants.

         The preparation and mailing of a proxy was omitted because two persons, Walter Woltosz and his wife, Virginia Woltosz, hold a majority of voting shares. Instead, a board meeting was held prior to the annual meeting at which the two items above were unanimously approved for the next fiscal year 2003. There were no other voting issues.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on form 8-K
         --------------------------------

         (a)  Exhibits:
              Certification of Chief Executive Officer and Chief Financial
              Officer

         99.1 Press release dated March 11, 2003.
              (Incorporated by reference to the Company's Form 8-K filed on March 13, 2003.)

         (b)  Reports on Form 8-K
              On March 11, 2003, Simulations Plus, Inc. issued a press release announcing preliminary revenue for the fiscal quarter ending February 28, 2003. Following the press release, Form 8-K was filed on March 13, 2003.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Simulations Plus, Inc.

Date:  April 14, 2003                       By:      /s/ MOMOKO BERAN
                                                     ----------------
                                                     Momoko Beran
                                                     Chief Financial Officer

       STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                       BY
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, WALTER WOLTOSZ, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of FEBRUARY 28, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  April 14, 2003
       --------------

                                                     /s/ Walter Woltosz
                                                     ---------------------------
                                                     Walter S. Woltosz
                                                     Chief Executive Officer

       STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                       BY
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, MOMOKO BERAN, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of FEBRUARY 28, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  April 14, 2003
       --------------
                                                     /s/ Momoko Beran
                                                     ---------------------------
                                                     Momoko A. Beran
                                                     Chief Financial Officer

Item 6 (a) - Exhibit


                            Regulation FD Disclosure

         On April 14, 2003, Simulations Plus, Inc. (the "Company" "we," us" or "our") filed our Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 2002 (the "Report") with the Securities and Exchange Commission (the "Commission"). In connection with the filing of the Report, we have furnished the certifications set forth below to the Commission, to accompany the Report, as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

         I, Walter S. Woltosz, Chief Executive Officer of Simulations Plus, Inc. (the "Company"), do hereby certify, in accordance with 18 U.S.C. Section 1350, as created pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Quarterly Report on Form 10-QSB of the Company for the second quarter ended February 28, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                 Simulations Plus, Inc.


Dated: April 14, 2003                            By: /s/  Walter S. Woltosz
                                                     ---------------------------
                                                     Walter S. Woltosz
                                                     Chief Executive Officer

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

Item 6 (a) - Exhibit


                            Regulation FD Disclosure

         On April 14, 2003, Simulations Plus, Inc. (the "Company" "we," us" or "our") filed our Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 2003 (the "Report") with the Securities and Exchange Commission (the "Commission"). In connection with the filing of the Report, we have furnished the certifications set forth below to the Commission, to accompany the Report, as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         I, Momoko A. Beran, Chief Financial Officer of Simulations Plus, Inc. (the "Company"), do hereby certify, in accordance with 18 U.S.C. Section 1350, as created pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Quarterly Report on Form 10-QSB of the Company for the second quarter ended February 28, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                 Simulations Plus, Inc.


Dated: April 14, 2003                            By: /s/  Momoko Beran
                                                     ---------------------------
                                                     Momoko A. Beran
                                                     Chief Financial Officer

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