Form 10QSB
period 2003-05-31
SIMULATIONS PLUS INC
filed 2003-07-14
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2003 or

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

Yes [X]    No [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of July 14, 2003, was 3,411,881.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

                                Table of Contents

                                                                            Page
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at May 31, 2003 (unaudited)                1

         Consolidated Statements of Operations for the three and nine
          months ended May 31, 2003 and 2002  (unaudited)                      2

         Consolidated Statements of Cash Flows for the nine months
          ended May 31, 2003 and 2002 (unaudited)                              3

         Notes to Consolidated Financial Statements (unaudited)                4

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                               7

         Results of Operations                                                14

         Liquidity and Capital Resources                                      19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes in Securities                                                20

Item 3.  Defaults upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     20

Signature                                                                     21

Exhibit - Certifications                                                      22

                          Item 1. Financial Statements
                                  --------------------

                        SIMULATIONS PLUS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET
                                    May 31, 2003
                                     (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents (note 2)                               $   103,600
       Accounts receivable, net of allowance for
         doubtful accounts of $23,643                                       845,164
       Inventory (note 3)                                                   197,352
       Prepaid expenses                                                      46,313
                                                                        ------------
                    Total current assets                                  1,192,429
                                                                        ------------

Capitalized computer software development costs,
         net of accumulated amortization  (note 4)                          348,588
Furniture and equipment, net  (note 5)                                       83,560
Other assets                                                                 10,150
                                                                        ------------
                    Total assets                                        $ 1,634,727
                                                                        ============


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
       Accounts payable                                                      80,682
       Accrued payroll and other expenses                                   246,455
       Accrued warranty and service costs                                    42,698
       Current portion of deferred income                                    18,616
       Current portion of capitalized lease obligations                       9,551
                                                                        ------------
                    Total current liabilities                               398,002
                                                                        ------------

Deferred income                                                              34,255
Capitalized lease obligations, net of current portion                         2,673
                                                                        ------------
                    Total liabilities                                       434,930
                                                                        ------------

Shareholders' equity
       Preferred stock: $0.001 par value, authorized
         10,000,000 shares, no shares issued and outstanding                      0
       Common stock: $0.001 par value, authorized
         20,000,000 shares, issued and outstanding 3,411,881 (note 6)         3,412
       Additional paid-in capital                                         4,659,429
       Accumulated deficit                                               (3,463,044)
                                                                        ------------
                    Total shareholders' equity                            1,199,797
                                                                        ------------
                    Total liabilities and shareholders' equity          $ 1,634,727
                                                                        ============


        The accompanying footnotes are an integral part of these statements.


                                         1


                                SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three and nine months ended May 31, 2003 and 2002
                                             (Unaudited)

                                                Three months ended            Nine months ended
                                           ---------------------------   ---------------------------
                                            05/31/03        05/31/02       05/31/03       05/31/02
                                           ------------   ------------   ------------   ------------
Net sales                                  $ 1,260,592    $ 1,119,967    $ 3,458,137    $ 3,233,877
Cost of sales                                  414,299        373,064      1,118,892      1,078,706
                                           ------------   ------------   ------------   ------------
Gross profit                                   846,293        746,903      2,339,245      2,155,171
                                           ------------   ------------   ------------   ------------

Operating expenses:
       Selling, general & administration       540,183        540,337      1,639,110      1,534,793
       Research and development                 73,801         94,929        264,984        270,452
                                           ------------   ------------   ------------   ------------
         Total operating expenses              613,984        635,266      1,904,094      1,805,245
                                           ------------   ------------   ------------   ------------

Income from operations                         232,309        111,637        435,151        349,926
Other income (expenses):
       Interest income                              37              1             72             16
       Interest expense                         (3,046)        (2,601)        (5,674)       (12,468)
       Gain (loss) on sale of assets            (2,312)             0         (2,312)             0
                                           ------------   ------------   ------------   ------------

Income before provision for income taxes       226,988        109,037        427,237        337,474
Provision for income taxes                           0              0              0              0
                                           ------------   ------------   ------------   ------------

Net income                                 $   226,988    $   109,037    $   427,237    $   337,474
                                           ============   ============   ============   ============

Basic net income per common share          $      0.07    $      0.03    $      0.13    $      0.10
                                           ============   ============   ============   ============

Diluted net income per common share        $      0.06    $      0.03    $      0.11    $      0.10
                                           ============   ============   ============   ============
Basic weighted average # of common
       shares outstanding                    3,411,390      3,408,331      3,409,527      3,408,331
                                           ============   ============   ============   ============
Diluted weighted average # of common
       shares outstanding                    3,716,906      3,408,331      3,716,906      3,408,331
                                           ============   ============   ============   ============

                The accompanying footnotes are an integral part of these statements.


                                                 2

                            SIMULATIONS PLUS, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine months ended May 31, 2003 and 2002
                                         (Unaudited)

                                                                          Nine months ended
                                                                       -----------------------
                                                                        05/31/03     05/31/02
                                                                       ----------   ----------
Cash flows from operating activities:
       Net Income                                                      $ 427,237    $ 337,474
       Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation and amortization of furniture and equipment      33,379       43,310
            Amortization of capitalized software development costs       114,142      101,034
       (Increase) decrease in:
            Accounts receivable                                           83,073     (194,147)
            Inventory                                                     11,253      (18,097)
            Other assets                                                  (6,600)         (65)
       Increase (decrease) in:
            Accounts payable                                             (65,016)    (161,905)
            Deferred revenue                                              (4,605)      (5,836)
            Accrued expenses                                             (63,309)       4,471
            Accrued payroll for officers                                (198,916)      24,833
            Accrued bonuses                                              (54,057)           0
            Accrued warranty and service costs                            11,702       (2,186)
                                                                       ----------   ----------
       Net cash provided by operating activities                         288,283      128,886
                                                                       ----------   ----------

Cash flows from investing activities:
       Purchase of furniture and equipment                               (56,059)     (13,105)
       Proceeds from the sale of equipment                                 1,559
       Capitalized computer software development cost                   (161,955)     (90,697)
                                                                       ----------   ----------
       Net cash used in investing activities                            (216,455)    (103,802)
                                                                       ----------   ----------

Cash flows from financing activities:
       Payments on line of credit, net                                         0      (98,959)
       Payments on capitalized lease obligations                          (8,976)      (9,731)
       Proceeds from exercise of stock options                             4,676            0
                                                                       ----------   ----------
       Net cash provided by (used in) financing activities                (4,300)    (108,690)
                                                                       ----------   ----------

       Net increase (decrease) in cash                                    67,528      (83,606)
       Cash and cash equivalents, beginning of period                     36,072      166,652
                                                                       ----------   ----------
       Cash and cash equivalents, end of period                        $ 103,600    $  83,046
                                                                       ==========   ==========



             The accompanying footnotes are an integral part of these statements.

                                              3

                             SIMULATIONS PLUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1: GENERAL
------

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

Note 2: CASH AND CASH EQUIVALENTS
------

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 3:  INVENTORY
------

         Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists of computers and peripheral computer equipment.

Note 4:  CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS
------

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

Note 5: FURNITURE AND EQUIPMENT
------

Furniture and equipment as of May 31, 2003 consisted of the following:

         Equipment                                      $ 135,961
         Computer equipment                               327,855
         Furniture and fixtures                            52,704
         Leasehold improvements                            38,215
                                                          554,735
         Less accumulated depreciation                   (471,175)
                                                        ----------
                                                        $  83,560
                                                        ==========

Note 6: STOCKHOLDERS' EQUITY
------

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

As of May 31, 2003, 1,120,928 shares have been issued to various employees at an exercise price equal to the fair market value of the Company's stock price at the date of grant with five-year vesting periods. Also, a total of 6,206 shares have been issued to the Board of Directors at exercise prices ranging from $1.20 to $5.25 with a three-year vesting period. As of today, 4,850 options have been exercised.

Note 7:  REVENUE RECOGNITION
------

The Company recognized revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position No. 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the time of shipment, and the costs of providing such support services are accrued and amortized over the obligation period. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided.

Note 8:  INCOME TAXES
------

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes."

Note 9:  EARNINGS PER SHARE
------

Effective February 28, 1998, the Company adopted SFAS No. 128 "Earnings Per Share."

Note 10:  LINE OF BUSINESS
------

For internal reporting purposes, management segregates the Company into two divisions as follows for the nine months and three months ended May 31, 2003 and 2002:

                                                           May 31, 2003
                           -----------------------------------------------------------------------------
                              Simulations
                               Plus, Inc.        Words +, Inc.       Eliminations          Total
                           -----------------------------------------------------------------------------
Net Sales                      1,703,358           1,754,779                             3,458,137
Income (loss)
  from operations                549,225            (114,074)                              435,151
Identifiable assets            1,857,184             728,126          (950,583)          1,634,727
Capital expenditures              35,231              20,827                                56,059
Depreciation and
  amortization                   109,018              38,503                               147,521
                           -----------------------------------------------------------------------------


                                                           May 31, 2002
                           -----------------------------------------------------------------------------
                              Simulations
                               Plus, Inc.        Words +, Inc.       Eliminations          Total
                           -----------------------------------------------------------------------------
Net Sales                      1,448,288           1,785,589                             3,233,877
Income (loss)
  from operations                475,591            (138,117)                              337,474
Identifiable assets            1,317,467             617,008          (589,051)          1,345,424
Capital expenditures               9,570               3,535                                13,105
Depreciation and
  amortization                   122,676              21,668                               144,344
                           -----------------------------------------------------------------------------

       Item 2. Management's Discussion and Analysis or Plan of Operations
               ----------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended May 31, 2003 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Simulations Plus, Inc. undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

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

The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical/metabolic degradation and absorption of orally-dosed drug compounds in the gastrointestinal tract of humans and several laboratory animal species, and with additional inputs, it also simulates the blood plasma concentration-time history of the drug after it reaches the central circulation. In 2001, the Company completed the development of, and is now selling licenses for, an important new extension module for GastroPlus called the Metabolism and Transporter Module. This module extends the basic simulation to include enzyme-specific metabolism in both the liver and in intestinal walls, as well as the effects of transporter proteins that line the intestinal tract and serve to promote or inhibit drug absorption. In 2002, the Company released a module called PDPlus(TM), which extends the utility of GastroPlus into pharmacodynamic modeling, which is the modeling of how a drug affects the body in terms of both therapeutic effect and adverse side effects. This extended the market for GastroPlus into Clinical Pharmacology departments in addition to the use it already enjoys in early discovery and middle development. Recent developments have focused on improving the physiological model within GastroPlus and adding the ability to simulate enterohepatic recirculation, which occurs when a drug is absorbed into the blood, but is then removed by the liver and secreted back into the intestinal tract via the gall bladder, only to be absorbed again. Such behavior occurs often enough to warrant adding it to the core simulation.

A second type of software consists of statistically significant models that allow prediction of various properties of a chemical compound from just its molecular structure. These models are not simulations, but instead are formed from a variety of mathematical functions and relationships, including linear, nonlinear, and artificial neural network models.

The Company's QMPRPlus(TM) program is the second type of program, and it provides estimates for the values of several important physicochemical characteristics of new drug-like molecules with only the structures of the molecules as input. An optional module for this program predicts permeability in a special line of cells called MDCK cells. This predictive model was developed under a funded collaboration with the Affymax Research Institute, at that time a division of Glaxo Wellcome. During 2002, the Company announced the release of a powerful "4D Data Mining" module for QMPRPlus, which further extends the utility of the software through enhanced data visualization and statistical analysis. Both the MDCK module and the 4D Data Mining module are additional-cost options to the program. Recent developments have included adding a prediction of the fraction of standard dose sizes that would be absorbed, based on a small simulation, and the addition of the prediction of ionization constants ("pKa's") for molecules.

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

QMPRchitect will allow users to build their own ensemble artificial neural network models using a highly sophisticated, state-of-the-art model-building engine that automates the process of finding the most effective artificial neural network models for a particular database, using the fast descriptor engine that is part of QMPRPlus to generate the inputs needed to build the model. In-house testing of QMPRchitect has demonstrated a reduction in the time required to build very high quality ensemble artificial neural network (i.e., multiple artificial neural networks whose outputs are averaged) from 60-90 days to as little as a single day. This significant reduction in both labor and calendar time is expected to revolutionize artificial neural network model building for structure-to-property predictions. Initial customer presentations in the U.S., Europe, and Japan have received very enthusiastic responses. Although the company expected to complete the development of QMPRchitect in the third quarter, a rewrite of the software to eliminate the dependence on a third-party software supplier and to speed up the program was undertaken in mid-May. This effort has been successful, resulting in complete elimination of the need for any third-party software, as well as eliminating the costs associated with them. In addition, the speed of the program has been enhanced significantly, with run times reduced by a factor of 40-50 over the previous version for the largest data sets.

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

The majority of new sales now include these additional extra-cost modules, contributing significantly to the company's demonstrated revenue and earnings growth. GastroPlus has now become the "gold standard" for simulation of oral drug absorption and pharmacokinetics, and is in use throughout the industry in the U.S., Japan, and Europe. Recent sales have included a number of drug delivery companies (companies that design the actual tablet or capsule for a drug compound that was developed by another company). Although these companies are considerably smaller than the pharmaceutical giants, they can realize significant savings in cost and time through accurate simulation of their drug delivery technologies. The Company believes this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus.

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

In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including data from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat small intestines. As a part of this License Agreement, the Company is also entitled to ongoing consulting assistance in the development and further enhancement of the GastroPlus absorption simulation model from TSRL staff, including Dr. Gordon Amidon. The Company believes that the strategic advantage of exclusive access to TSRL's database, technology and expertise, combined with the Company's now well-developed expertise in absorption, pharmacokinetics, and pharmacodynamics simulation, have resulted in GastroPlus becoming the de facto standard for oral drug absorption simulation and analysis within the pharmaceutical industry. The Company is aware that other companies have developed competitive software; however, based on customer feedback, management believes there is no significant competition for GastroPlus at this time. The Company believes that the addition of the Metabolism and Transporter Module last year, the recently released PDPlus module, and ongoing upgrades of the core simulation are advances in the state-of-the-art of oral drug absorption, pharmacokinetics, and pharmacodynamics analysis. The PBPKPlus module now in development will further extend the utility of GastroPlus within the industry. The Company's recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that Company staff members have been invited speakers at over 30 prestigious scientific meetings worldwide in the past two years, and they continue to be invited to present at a variety of meetings worldwide. The Company conducts contracted studies for a number of customers who prefer to have the studies run by the Company's scientists rather than to acquire the software and train someone to use it.

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

(3) DDDPlus(TM)
---------------

The DDDPlus project was originally begin in 2000, and has proceeded at a slow pace since, in between other higher priority projects. DDDPlus (Dose Disintegration and Dissolution Plus) will simulate the in vitro disintegration and dissolution of various forms of capsules and tablets, and will include the effects of a variety of formulation excipients (additives that are not the actrive drug, but which give a capsule or tablet desirable roperties such as longer shelf life, better large-scale processing behavior, better disintegration and dissolution, etc.). This tool will be a valuable asset for formulation scientists as they search for optimum formulations that provide desirable properties at minimum cost.

(4) QMPRPlus(TM) upgrades
-------------------------

We continue to add new molecular descriptors and new predicted ADMET properties to QMPRPlus(TM). Last year we completed the development of a new, additional-cost "4D Data Mining" module.

The number of molecular descriptors has been increased in beta versions of QMPRPlus by about 25%. These new descriptors include over 60 electrotopological indices that the Company believes will be valuable in building new models for pharmacokinetic and metabolism properties, as well as certain other descriptors that will be described at a later date. The company is now finalizing the next release of QMPRPlus, which will offer an additional-cost module for the predict of fraction absorbed at doses of 1, 10, 100, and 1000 milligrams. The next release will also offer another additional-cost module for the prediction of ionization constants ("pKa's") - an important property for which very few predictive software programs exist. The integration of pKa prediction with the other properties predicted by QMPRPlus will enhance its value and convenience and provide smoother transition from QMPRPlus to GastroPlus for early drug discovery.

(5) QMPRchitect(TM)
-------------------

QMPRchitect is now in final testing and documentation. This new core product will allow researchers to build their own ensemble artificial neural network models from their own data using a highly sophisticated, state-of-the-art process for identifying critical descriptors and training ensemble artificial neural network models in the most efficient way. Users can have such new models included in the output of QMPRPlus along with the existing predicted ADME properties. Through the automation provided in the proprietary software for this module, we have demonstrated a reduction in the time to build high quality ensemble artificial neural network models from many weeks to hours or days. The company has received strong indications of interest from customers for this new capability. The Company expects to release this new core product during the fourth fiscal quarter.


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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2003 AND 2002.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; please refer to the Company's consolidated statements of operations.)

                                                                  Three Months Ended
                                            ---------------------------------------------------------------
                                                         05/31/03                        05/31/02
                                            ------------------------------    -----------------------------
Net sales                                           $1,260          100.0%          $1,120           100.0%
Cost of sales                                          414           32.9              373            33.3
                                            --------------- --------------    ------------- ---------------
Gross profit                                           846           67.1              747            66.7
                                            --------------- --------------    ------------- ---------------
Selling, general and administrative                    540           42.9              540            48.2
Research and development                                74            5.9               95             8.5
                                            --------------- --------------    ------------- ---------------
Total operating expenses                               614           48.7              635            56.7
                                            --------------- --------------    ------------- ---------------
Income from operations                                 232           18.4              112            10.0
Interest expense                                        (3)          (0.2)              (3)           (0.3)
Loss on sale of assets                                  (2)          (0.2)               0               0
                                            --------------- --------------    ------------- ---------------
Net income                                            $227          18.0%             $109             9.7%
                                            =============== ==============    ============= ===============

NET SALES

Consolidated net sales increased $140,000, or 12.5%, to $1,260,000 in the third fiscal quarter of 2003 from $1,120,000 in the third fiscal quarter of 2002. Simulations Plus, Inc.'s sales from pharmaceutical and educational software increased approximately $110,000, or 21.9%; and Words+ net sales for the third quarter increased approximately $30,000, or 4.9% compared to the third quarter of fiscal 2002. The increase in the pharmaceutical software sales is attributable to a combination of additional license sales to existing customers, new customers, new modules, and four major upgrades to existing products. Management attributes the increase in Words+ sales primarily to a contract with Intel to develop a Windows XP-compatible version of the 1985 Words+ Equalizer software for Professor Steven Hawking and an increase in TuffTalker sales with the new Windows XP version of our Talking Screen software.

COST OF SALES

Consolidated cost of sales increased $41,000, or 11.0%, to $414,000 in the third fiscal quarter of 2003 from $373,000 in the third fiscal quarter of 2002. The percentage of cost of sales decreased by 0.4%. For Simulations Plus, the cost of sales decreased $1,000, or 0.2%. Cost of sales as a percentage of revenues decreased by 3.0%. Management attributes the decrease in the cost of sales primarily to a decline in royalty expense due to the fact that more sales were generated from additional modules for GastroPlus, and sales of QMPRPlus, which are not subject to the royalty that is paid on the core GastroPlus product, compared to the sales mix in the third fiscal quarter of 2002. For Words+, the cost of sales increased $42,000 or 14.3%; and in term of the percentage of cost of sales, it increased by 4.4%. Approximately $19,000 in Production wages was understated erroneously in the 3rd fiscal quarter of 2002. It was posted into the account of General & Administrative salaries & wages. Restating this error, the percentage of cost of sales for the 3rd fiscal quarter of 2002 would be 51.1%, resulting in a 1.4% increase, which reflects the changes in product mix sold. The percentage of sales generated by product items with lower profit margins was greater than for items with higher profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

There was no change in consolidated selling, general and administrative expenses between the third fiscal quarters of 2003 and 2002. For Simulations Plus, selling, general and administrative expenses increased $43,000, or 25.1% primarily due to increases in travel expense, investor relations fees, which began in the last fiscal quarter of this year, a transfer of administrative personnel wages from Words+ to Simulations Plus for internal tracking purposes, and payroll-related expenses such as 401(k) and payroll taxes. For Words+, expenses decreased $43,000, or 11.7%, due to decreases in administrative personnel wages, depreciation expense, travel expense, trade shows, and building repairs. Although there were increases in commission expense and insurance expense, overall decreases in expenses outweighed increases.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $149,000 of research and development costs for the two companies during the third quarter of 2003. Of this amount, $75,000 was capitalized and $74,000 was expensed in this period. In the third quarter of 2002, the Company incurred $129,000 of research and development costs, of which $34,000 was capitalized and $95,000 was expensed. The increase of $20,000, or 15.5%, in research and development expenditure from the third quarter of 2002 to the third quarter of 2003 was primarily due to a new hire and a small increase in wages and payroll-related expenses.

INTEREST EXPENSE

Interest expense for the third fiscal quarters of 2003 and 2002 were the same. Interest expenses represent payments for long-term leases.

NET INCOME (LOSS)

The consolidated net income for the three months ended May 31, 2003 increased by $118,000, to a profit of $227,000 in the third fiscal quarter of 2003 compared to a profit of $109,000 in the third fiscal quarter of 2002. Management attributes this increase primarily to strong increases in sales, while maintaining fixed costs such as selling, general and administrative expenses.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2003 AND 2002.

The following table sets forth the Company's consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:
(Due to rounding, the numbers appearing in the following table may not foot; Please refer to the Company's consolidated statements of operations.)

                                                                         Nine Months Ended
                                                    ------------------------------------------------------------
                                                               05/31/03                       05/31/02
                                                    ---------------------------    -----------------------------
Net sales                                               $3,458          100.0%           $3,234          100.0%
Cost of sales                                            1,119           32.4             1,079           33.4
                                                    ----------- ---------------    ------------- ---------------
Gross profit                                             2,339           67.6             2,155           66.6
                                                    ----------- ---------------    ------------- ---------------
Selling, general and administrative                      1,639           47.4             1,535           47.5
Research and development                                   265            7.7               270            8.3
                                                    ----------- ---------------    ------------- ---------------
Total operating expenses                                 1,904           55.1             1,805           55.9
                                                    ----------- ---------------    ------------- ---------------
Income from operations                                     435           12.6               350           10.8
Interest expense                                           (6)           (0.2)              (13)          (0.4)
Loss on sales of assets                                    (2)           (0.1)                0              0
                                                    ----------- ---------------    ------------- ---------------
Net income                                                $427           12.3%             $337           10.4%
                                                    =========== ===============    ============= ===============

NET SALES

Consolidated net sales increased $224,000 or 6.9%; to $3,458,000 for the nine months ended May 31, 2003 compared to $3,234,000 for the nine months ended May 31, 2002. Simulations Plus, Inc.'s sales increased approximately $255,000, or 17.6%; however Words+, Inc.'s sales decreased approximately $31,000, or 1.7% for the nine months ended May 31, 2003. Management attributes the increase in pharmaceutical software sales partially to a Roche order in November for a new product package called the "ADME Partners" program, which provides virtually unlimited licenses for the use of GastroPlus, QMPRPlus and all modules coupled with product training and consultation for one year. Additionally, the average order size has increased with new orders and renewals from existing customers due to additional module licenses. Management attributes the decrease in Words+ sales primarily to the delay in development of Talking Screen for Windows XP, which was completed at the end of the second quarter of FY03, as well as overall slowing in the economy during this time period. The company began receiving revenue from Talking Screen in the 3rd fiscal quarter of 2003.

COST OF SALES

Consolidated cost of sales increased $40,000, or 3.7%, to $1,119,000 in the third fiscal quarter of 2003 from $1,079,000 in the third fiscal quarter of 2002. As a percent of total revenues, cost of sales decreased by 1.0%. For Simulations Plus, the cost of sales decreased $1,000, or 0.5%. As a percent of revenues, cost of sales decreased by 2.2%. A significant portion of the cost of sales was amortization of capitalized software development costs, which produced a 2.4% decrease; however, this decrease was partially offset by an increase in royalty cost. For Words+, the cost of sales increased $41,000, or 4.6%. Expressed as a percentage of sales, the change in cost of sales for Words+ between the nine months operations ended May 31, 2003 and 2002 was an increase of 3.1%. Management attributes this percentage increase for Words+ primarily to decreased sales of higher margin items and increased sales of lower margin items during the first nine months of FY 2003. It is also due to the fact that sales through governmental funding (e.g., Medicare, Medicaid) increased in proportion to total sales. Governmental funding requires significant discounts, resulting in a higher cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $104,000, or 6.8%, to $1,639,000 for the nine months ended May 31, 2003 from $1,535,000 for the nine months ended May 31, 2002. For Simulations Plus, selling, general and administrative expenses increased $193,000, or 38.8% primarily due to increases in commissions paid in accordance with an exclusive alliance agreement, new investor relations and public relations services, transfer of administrative personnel wages from Words+, general increases in salaries over last year, payroll related expenses, and health insurance expenses. These increases outweighed decreased expenses for depreciation and legal/accounting fees. For Words+, expenses decreased $89,000, or 8.6%, due primarily to transfer of administrative personnel wages to Simulations Plus, payroll related expenses, decreases in travel expenses, trade shows, catalogs, depreciation expense, and building repairs. These decreases outweighed increases in commission expenses, health insurance, rent and utilities.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $427,000 of research and development costs for both companies for the nine months ended May 31, 2003. Of this amount, $162,000 was capitalized and $265,000 was expensed in this period. In the same period of 2002, the Company incurred $354,000 of research and development costs, of which $84,000 was capitalized and $270,000 was expensed. The increase of $73,000, or 20.6% in research and development expenditures for the nine months ended May 31, 2003 compared to the same period of 2002 was due to a new hire, payroll increases for existing staff members, and costs associated with a project to develop a Windows XP version of our 1985 Equalizer software under contract with Intel for Professor Steven Hawking.

INTEREST EXPENSE

Interest expense for the nine months ended May 31, 2003 decreased by $7,000, or 53.8%, to $6,000 for the nine months ended May 31, 2003 from $13,000 for the nine months ended May 31, 2002. This decrease is attributable primarily to a decrease in interest on the Company's revolving line of credit, and the completion of payments on one lease.

NET INCOME

Net income for the nine months ended May 31, 2003 increased by $90,000, or 26.7%, to $427,000 for the nine months ended May 31, 2003 compared to $337,000 for the nine months ended May 31, 2002. Management attributes this increase primarily to the significant increase in pharmaceutical software and services revenues while maintaining expenses relatively low with respect to revenue increases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations and a bank line of credit. The Company has available a $500,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 1.5%. At May 31, 2003, the outstanding balance under the revolving line of credit was zero. The revolving line of credit is secured by the Company's assets consisting of tangible personal property (except goods in transit) located or domiciled at the Company's address.

Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries were accrued and were repaid at time as management deemed the Company's cash flow and cash reserves were sufficient to make such payments without adverse effects to the Company's financial position. All such accrued and unpaid salaries due to the Company's executive officers were repaid as of May 31, 2003.

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



Date:  July 14, 2003                              Simulations Plus, Inc.


                                                  By: /s/ Momoko Beran
                                                      --------------------------
                                                      Momoko Beran
                                                      Chief Financial Officer

       STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                       BY
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Walter Woltosz, certify that:
   --------------

1. I have reviewed this quarterly report on Form 10-QSB of May 31, 2003;

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


Date: July 14, 2003



                                                /s/ Walter Woltosz
                                                --------------------------------
                                                Walter S. Woltosz
                                                Chief Executive Officer

       STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                       BY
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Momoko Beran, certify that:
   ------------

1. I have reviewed this quarterly report on Form 10-QSB of May 31, 2003;

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

Date: July 14, 2003


                                                /s/ Momoko Beran
                                                --------------------------------
                                                Momoko A. Beran
                                                Chief Financial Officer

Item 6 (a) - Exhibit


                            Regulation FD Disclosure

         On July , 2003, Simulations Plus, Inc. (the "Company" "we," us" or "our") filed our Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2002 (the "Report") with the Securities and Exchange Commission (the "Commission"). In connection with the filing of the Report, we have furnished the certifications set forth below to the Commission, to accompany the Report, as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

         I, Walter S. Woltosz, Chief Executive Officer of Simulations Plus, Inc. (the "Company"), do hereby certify, in accordance with 18 U.S.C. Section 1350, as created pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Quarterly Report on Form 10-QSB of the Company for the third quarter ended May 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                   Simulations Plus, Inc.


Dated: July 14, 2003                               By: /s/  Walter S. Woltosz
                                                       -------------------------
                                                       Walter S. Woltosz
                                                       Chief Executive Officer

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

Item 6 (a) - Exhibit


                            Regulation FD Disclosure

         On July , 2003, Simulations Plus, Inc. (the "Company" "we," us" or "our") filed our Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2003 (the "Report") with the Securities and Exchange Commission (the "Commission"). In connection with the filing of the Report, we have furnished the certifications set forth below to the Commission, to accompany the Report, as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         I, Momoko A. Beran, Chief Financial Officer of Simulations Plus, Inc. (the "Company"), do hereby certify, in accordance with 18 U.S.C. Section 1350, as created pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Quarterly Report on Form 10-QSB of the Company for the third quarter ended May 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                   Simulations Plus, Inc.


Dated: July 14, 2003                               By: /s/  Momoko Beran
                                                       -------------------------
                                                       Momoko A. Beran
                                                       Chief Financial Officer

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