Form 10KSB
period 2003-08-31
SIMULATIONS PLUS INC
filed 2003-11-26
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

         [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2003 or

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

                  For the transition period from _________ to _________

                        Commission file number: 000-21665

                             SIMULATIONS PLUS, INC.
                 (Name of small business issuer in its charter)

                                   CALIFORNIA
                          (State or other jurisdiction)

                                   95-4595609
                      (I.R.S. Employer Identification No.)

                                1220 W. AVENUE J
                               LANCASTER, CA 93534
           (Address of principal executive offices including zip code)

                                 (661) 723-7723
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: NONE.

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes      x                No
                       -------------            ---------------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended August 31, 2003 were approximately $5,485,000.

         As of November 25, 2003, the aggregate market value of the voting stock held by non-affiliates of the issuer (1,368,375 shares) was approximately $7,560,272 based upon the average of the closing bid and asked price ($5.525) of such stock on such date.

         As of November 25, 2003, the number of outstanding shares of the issuer's Common Stock was 3,439,375.

                             SIMULATIONS PLUS, INC.
                                  FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

                               Table of Contents                           Page
                                                                           ----

PART I
------
Item 1.  Description of Business                                             1

Item 2.  Description of Property                                            14

Item 3.  Legal Proceedings                                                  14

Item 4.  Submission of Matters to a Vote of Security Holders                14

PART II
-------
Item 5.  Market for Common Stock and Related Stockholder Matters            15

Item 6.  Management's Discussion and Analysis or Plan of Operation          16

Item 7.  Financial Statements                                               22

Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       22

Item 8A. Controls and Procedures                                            22

PART III
--------
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act         23

Item 10. Executive Compensation                                             24

Item 11. Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Items                             26

Item 12. Certain Relationships and Related Transactions                     27

Item 13. Exhibits and Reports on Form 8-K                                   27

Item 14. Principal Accountant Fees and Services                             28

           Signatures                                                       30

           Financial Statements                                            F-1

           Exhibits

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

The Company's GastroPlus(TM) pharmaceutical software simulates the movement, dissolution/precipitation, chemical/metabolic degradation and absorption of orally-dosed drug compounds in the gastrointestinal tract of humans and several laboratory animal species. With additional inputs, it also simulates the blood plasma concentration-time history of the drug after it reaches the central circulation and it can be used to fit models to predict the pharmacodynamic (therapeutic or adverse) effects of the drug on the body. Several optional modules for GastroPlus extend the basic simulation. The Optimization Module enables researchers to fit mathematical models to animal and human data, and to optimize formulations for specific drugs. The Metabolism and Transporter Module enables simulation of enzyme-specific metabolism in both the liver and in intestinal walls, as well as the effects of transporter proteins that line the intestinal tract and serve to promote or inhibit drug absorption. PDPlus(TM), added in 2002, extends the utility of GastroPlus into pharmacodynamic modeling, which is the modeling of how a drug affects the body in terms of both the desired therapeutic effect and adverse side effects. This extends the market for GastroPlus into Clinical Pharmacology departments, in addition to the use it already enjoys in early discovery and middle development. The Company recently released a major upgrade which improves the physiological model within GastroPlus and adds the ability to simulate enterohepatic recirculation, which occurs when some drugs are absorbed into the blood, but are then removed by the liver and secreted back into the intestinal tract via the gall bladder, from where it can be absorbed again.

A second type of software consists of statistically significant mathematical models that allow prediction of various properties of a chemical compound from just its molecular structure. These models are not simulations, and are not based on underlying equations of chemistry and physics, but instead are formed from a variety of mathematical functions and relationships, including, for example, linear, nonlinear, and artificial neural network models.

The Company's QMPRPlus(TM) program is the second type of program, and it generates estimates for the values of a number of important physicochemical characteristics of new drug-like molecules with only the structures of the molecules as input. An optional module for this program predicts permeability in a special line of cells called MDCK cells. This predictive model was developed under a funded collaboration with the Affymax Research Institute, at that time a division of Glaxo Wellcome. During 2002, the Company released the "4D Data Mining" module for QMPRPlus, which further extended the utility of the software through enhanced data visualization and statistical analysis. Both the MDCK module and the 4D Data Mining module are additional-cost options to the program. The Company recently released version 4.0, a major upgrade, which includes an optional module for the prediction of the fraction of four standard dose sizes that would be absorbed, based on a simplified simulation, and the addition of the prediction of ionization constants ("pKa's") for molecules. The prediction of pKa's was a major accomplishment. In the process of developing the pKa models, a large number of additional and proprietary molecular "descriptors" were added to the program, and these were used in training new artificial neural network ensemble models for all predicted properties, resulting in improved accuracy over the previous models, which had already achieved best-in-class status.

The Company's pharmaceutical software products are used by almost every major and a growing number of 2nd and 3rd tier pharmaceutical companies and drug delivery companies in the U.S., Europe, and Japan. The number of licenses continues to grow each quarter, and revenues reflect the cumulative effect of annual license renewals added to new sales.

During this fiscal year, the Company released its third core product, called QMPRchitect(TM). QMPRchitect allows users to build their own ensemble artificial neural network models using a highly sophisticated, state-of-the-art model-building software engine. QMPRchitect automates the process of finding the most effective models for a particular database, after first using the fast descriptor engine that is part of QMPRPlus to generate the inputs (descriptors) needed to build the model. In-house testing of QMPRchitect has demonstrated a reduction in the time required to build very high quality ensemble artificial neural network models (i.e., multiple artificial neural networks whose outputs are averaged) from 60-90 days to as little as a single day. The Company expects this significant reduction in both labor and calendar time to revolutionize artificial neural network model building for structure-to-property predictions. Initial customer presentations in the U.S., Europe, and Japan have received very enthusiastic responses, and several companies are now evaluating QMPRchitect for potential licensing. Although the company expected to complete the development of QMPRchitect in the third quarter, a rewrite of the software to eliminate the dependence on a third-party software supplier and to speed up the program was undertaken in mid-May 2003. This effort was successful, resulting in complete elimination of the need for any third-party software, as well as eliminating the costs associated with them. In addition, the speed of the program has been enhanced significantly, with run times reduced by a factor of 40-50 over the previous version for the largest data sets.

PBPKPlus(TM) will be a module for GastroPlus that will enable the program to simulate the distribution of drugs to various tissues in the body, such as brain, heart, lungs, pancreas, muscle, fat, liver, spleen, and reproductive organs. The ability to integrate such detail into GastroPlus has been requested by multiple customers. This new capability will enable researchers to more accurately predict the pharmacokinetic effects (what happens to the drug when it gets into the body) and the pharmacodynamic effects (what happens to the body when the drug gets into the body) of new drugs and new dosing regimens. In particular, the ability to better estimate how new drug molecules will partition into different human body tissues based on animal tissue measurements will enable more reliable "first-in-human" dosing of new chemical entities.

The Company's award-winning FutureLab(TM) science experiment simulations for middle school and high school students incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, universal gravitation, ideal gases, etc.), and allow students to design and conduct their own experiments in a virtual laboratory environment. Although development of FutureLab software was discontinued in 1998, and the Company spends no resources on marketing and sales for these products, low-level sales continue through distributors in the U.S., U.K., Australia, and New Zealand.


PHARMACEUTICAL SIMULATION SOFTWARE
--------------------------------------------------------------------------------

PRODUCTS:

GastroPlus:
-----------
The Company's pharmaceutical software products provide cost-effective solutions to a number of critical problems in pharmaceutical research, and also serve in the education of pharmacy and medical students. The Company's pharmaceutical software products and services to date are focused on the area of pharmaceutical research known as ADMET (Absorption, Distribution, Metabolism, Elimination, and Toxicity). The Company released its first pharmaceutical software product, GastroPlus, in August 1998 and immediately received enthusiastic interest from researchers in large pharmaceutical companies such as Astra, Glaxo Wellcome, Pfizer, Pharmacia, The Roche Group, SmithKline Beecham and Zeneca. Since then, the majority of the world's largest pharmaceutical companies and a steadily growing number of smaller companies have licensed the software. Some of these companies have merged to become single companies (e.g., AstraZeneca and GlaxoSmithKline, Pfizer and Parke-Davis, and recently, Pfizer and Pharmacia, Pfizer and Agouron, and Johnson and Johnson and Alza), which give the appearance of fewer customers, but the Company's software is licensed on an annual basis by geographic location, so no actual loss in sales has resulted from these mergers. In fact, several of these mergers have resulted in increased licenses and new geographic locations as divisions who had the software demonstrated its use to those who did not.

The Optimization Module for GastroPlus was released in November 1998. Two additional modules, IVIV Correlation and PKPlus(TM) were released in November 2000. The Metabolism and Transporter Module was released in June 2001. The PDPlus(TM) Module was released during the 4th fiscal quarter of 2002. Major no-cost upgrades were also released during fiscal year 2003, including a faster numerical integration scheme and the upgraded physiological model with enterohepatic circulation. The PBPKPlus Module is now in alpha testing and is expected to be released early in 2004.

The majority of new sales now include these additional extra-cost modules, contributing significantly to the company's revenue and earnings growth. GastroPlus has now become the "gold standard" for simulation of oral drug absorption and pharmacokinetics, and is in use throughout the industry in the U.S., Japan, and Europe. Recent sales have included a number of drug delivery companies (companies that design the actual tablet or capsule for a drug compound that was developed by another company). Although these companies are considerably smaller than the pharmaceutical giants, they can realize significant savings in cost and time through accurate simulation of their drug delivery technologies. The Company believes this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus.

In 1998, the Company executed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including data from nearly 60 experiments to measure the intestinal permeability of drug compounds in human volunteers and/or rat small intestines. As a part of this License Agreement, the Company is also entitled to ongoing consulting assistance in the development and further enhancement of the GastroPlus absorption simulation model from TSRL staff, including Dr. Gordon Amidon. The Company believes that the strategic advantage of exclusive access to TSRL's database, technology and expertise, combined with the Company's own well-developed expertise in absorption, pharmacokinetics, and pharmacodynamics simulation, have resulted in GastroPlus becoming the de facto standard for oral drug absorption simulation and analysis within the pharmaceutical industry. The Company is aware that other companies have developed competitive software; however, based on customer feedback, management believes there is no significant competition for GastroPlus at this time. The Company believes that the integration of the Metabolism and

Transporter Module, the PDPlus module, the upcoming PBPKPlus module, and ongoing upgrades of the core simulation are advances in the state-of-the-art of oral drug absorption, pharmacokinetics, and pharmacodynamics analysis. The Company's recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that Company staff members continue to be invited speakers at numerous prestigious scientific meetings worldwide. The Company also conducts contracted studies for customers who prefer to have the studies run by the Company's scientists rather than to acquire the software and train someone to use it.

QMPRPlus (Quantitative Molecular Property Relationships):
---------------------------------------------------------
QMPRPlus takes as inputs the structures of molecules, and provides estimates for human intestinal permeability, octanol-water partition coefficient (logP), solubility, diffusivity, blood-brain barrier penetration, plasma protein binding, and volume of distribution. The ability to predict these properties prior to running wet lab experiments allows screening of undesirable compounds much faster and at much lower cost than using traditional experimental methods. QMPRPlus is noted for its computational speed, allowing property predictions at a rate of over 500,000 compounds per hour for 2-dimensional structures and about half that speed for 3-dimensional structures on a state-of-the-art notebook computer. Such speed provides a dramatic improvement in compound screening in early discovery.

During the fiscal year 2001, the Company completed the development of a new intestinal permeability model for a special line of cell culture experiments using Manin-Darby Canine Kidney (MDCK) cells under contract to the Affymax Research Institute, at that time a division of Glaxo Wellcome. The Company completed the development of a powerful "4D Data Mining" module in 2002. This module provides important data visualization and statistical analysis tools to enable researchers to better understand the complex relationships that can exist among hundreds of different dimensions of "chemical space" that describe a large group of molecules during screening. As an additional enhancement to QMPRPlus, the Company completed the development of a blood-brain barrier permeation model during fiscal year 2002 as well as models for plasma protein binding and volume of distribution, and it updated all earlier models with new artificial neural network ensembles (groups of artificial neural networks whose outputs are averaged to obtain better prediction than any single network can provide). All models were retrained and improved again in 2003 to take advantage of about 70 new molecular descriptors that were added, and to employ our new QMPRchitect(TM) product (described below) for improved model development. Because pharmaceutical companies are dealing with many millions of compounds per year, and because the area of ADMET has become a bottleneck, high throughput screening on the computer ("IN SILICO") is becoming not just a convenience, but a necessity. It is one of the fastest growing new technologies in pharmaceutical research, and the Company believes it has positioned itself well to take advantage of the expected growth in expenditures in this area.

QMPRchitect(TM)
---------------
QMPRchitect was released in July 2003 after two years in development. This new core product allows researchers to build their own ensemble artificial neural network models from their own data using a highly sophisticated, state-of-the-art process for identifying critical descriptors and training ensemble artificial neural network models in the most efficient way. Users can have such new models included in the output of QMPRPlus along with the existing predicted ADME properties. Thus, although QMPRchitect can be used by itself, QMPRchitect and QMPRPlus are companion products and the Company believes that most customers will license both. Through the automation provided in the proprietary software of QMPRchitect, we have demonstrated a reduction in the time to build high quality ensemble artificial neural network models from months to hours or days. The company has received strong indications of interest from customers for this new capability, and it has been delivered to two companies as part of earlier agreements.

In July 2003, the Company conducted its first three short courses in "Advanced Methods for Artificial Neural Networks in Pharmaceutical Science" in Boston, Massachusetts, Stamford, Connecticut, and Princeton, New Jersey. This course provides in-depth training in the advanced methods used in QMPRchitect, providing researchers with an understanding and appreciation of state-of-the-art methodology for building high quality artificial neural network ensemble models with their own data, as well as an appreciation for the very high productivity achieved when these methods are automated, as in QMPRchitect.

Contract Research Services:
---------------------------
The Company offers contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. These studies provide an additional source of revenue for the Company, as well as a means to introduce the Company's software products to new customers and to build good working relationships with existing and potential customers. These studies are also beneficial to the Company to validate and enhance its products by studying actual data in the pharmaceutical industry.


PRODUCT DEVELOPMENT:
In the area of simulation software for pharmaceutical research, the Company is pursuing the development of additional modules for GastroPlus and QMPRPlus. Some of our development efforts include:

(1) PBPKPlus(TM) Module
-----------------------
The PBPKPlus Module for GastroPlus is in initial testing now. This module will enable researchers to predict the amount of drug that reaches different body tissues and organs, enabling more accurate estimation of therapeutic and adverse effects for different dosing regimens. This is an important new capability because it opens up the market to researchers who deal in later stage clinical trials, and who routinely perform PBPK (physiologically based pharmacokinetic) and PD (pharmacodynamic) analyses. Until now, these analyses were performed using models that treated absorption and its related processes with simplified models - often so simplified that calculations were in error. With PBPKPlus integrated with the sophisticated absorption model in GastroPlus, researchers will be able to perform more accurate simulations and analyses to better understand how a drug partitions from the blood into different tissues and organs. This module will also enable researchers to better estimate the distribution of new drug compounds in human prior to the first human trials, by using animal tissue distribution data to scale to human.

(2) Multiple Particle Size Dissolution Model
--------------------------------------------
The current dissolution model in GastroPlus uses a single "effective" particle size. While this model has well represented most tablets, capsules, and suspensions we have dealt with to date, formulation researchers know that real dosage forms do not consist of particles that are all one size. Instead, there is a distribution of particle sizes over some range from smaller than the average size to larger than the average size. Smaller particles dissolve faster than larger particles. For some drugs, this results in dissolution behavior that is not accurately simulated using a single effective particle size. This modification to GastroPlus will allow formulation researchers to assess the effects of different particle size distributions on dissolution and absorption.

(3) DDDPlus(TM)
---------------
The DDDPlus project originally began in 2000, and proceeded at a slow pace until the fourth fiscal quarter of 2003, in between other higher priority projects. With a staff expansion in July 2003, work was resumed. DDDPlus (Dose Disintegration and Dissolution Plus) will simulate the in vitro disintegration and dissolution of various forms of capsules and tablets, and will include the effects of a variety of formulation excipients (additives that are not the active drug, but which give a capsule or tablet desirable properties such as longer shelf life, better tablet strength so that tablets don't break apart in shipping and handling, better large-scale processing behavior, better disintegration and dissolution, etc.). The Company believes that this tool, which is expected to become an additional core product in the coming fiscal year, will be a valuable asset for formulation scientists as they search for optimum formulations that provide desirable properties at minimum cost. Discussions with customers have indicated a strong interest in this new capability.

(4) QMPRPlus(TM) upgrades
-------------------------
We continue to add new molecular descriptors and new predicted ADMET properties to QMPRPlus(TM). The company recently released QMPRPlus version 4.0, which offers an additional-cost module for the predict of fraction absorbed at doses of 1, 10, 100, and 1000 milligrams, and another additional-cost module for the prediction of ionization constants ("pKa's") - an important property for which very few predictive software programs exist. The integration of pKa prediction with the other properties predicted by QMPRPlus is expected to significantly enhance its value and convenience. Only two other pKa prediction programs are widely used in the industry, and neither offers the additional predictions available in QMPRPlus. The pKa prediction currently in QMPRPlus is based on "isolated" pKa's - no effect of other ionizable atom groups is accounted for. The Company is now developing a more accurate multiple pKa prediction that will account for the interaction among different pKa's when a molecule has more than one.

MARKETING AND DISTRIBUTION:
The Company markets its pharmaceutical simulation software products, and research services based on its simulations, to pharmaceutical and biotech companies, and to various companies that serve them, through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through its web pages on the Internet, and to its compiled database of prospect and customer names. The Company's scientific team has also been its sales and marketing team. The Company believes that this has been more effective than a separate sales team for several reasons: (1) customers appreciate talking directly with developers who can answer a wide range of technical questions about methods and features,
(2) our scientists benefit from direct customer contact through gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through scientist-to-scientist contact are stronger than through salesperson-to-scientist contacts. The Company is considering, and has recently interviewed, a scientist for a full-time position in business development, marketing and sales. The addition of a full-time person, along with other staff who have now reached a level of expertise that enables them to participate in on-site seminars, presentations at scientific meetings, and customer training, is a major increase in manpower for these activities. Management expects sales to increase in proportion to the additional man-hours devoted to these activities.

The Company uses its web pages on the Internet for such activities as providing product information, providing software updates, and as a forum for user feedback and information exchange. The Company has cultivated significant market share in North America, Europe, and in Japan, and Internet and e-mail technologies have had a strong positive influence on our ability to communicate with existing and potential customers worldwide.

In August 1998, the Company signed a distribution agreement with Teijin Systems Technology Ltd. (TST), a division of Teijin Limited of Tokyo, Japan. On April 1, 2001 TST merged with the Infocom Corporation of Japan. The companies have a new agreement, which is the same as before except for product updates, price updates, and inclusion of travel cost reimbursement from Infocom. Under the terms of this agreement, Infocom was granted exclusive distribution rights to Simulations Plus' GastroPlus and QMPRPlus software for pharmaceutical research and education in Japan. Sales in Japan have generated approximately 20% of pharmaceutical software revenues.

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

COMPETITION:
In providing software-based research services to the pharmaceutical industry, and in marketing simulation software for these purposes, the Company competes against a number of established companies that provide screening, testing and research services, as well as products to these industries that are not based on simulation software. There are also software companies whose products do not compete directly, but are sometimes closely related. The Company's competitors in this field include companies with financial, personnel, research and marketing resources that are greater than those of the Company. While management believes there is currently no significant competitive threat to GastroPlus, QMPRPlus, or QMPRchitect, competition should be expected at some time in the future. The Company is aware of several other companies that presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing some of this work. Smaller companies need to outsource a greater percentage of this research. Thus, the Company competes not only with other software suppliers, but also with the in-house development teams at some pharmaceutical companies.

The Company is not aware of any significant competition in the area of gastrointestinal absorption simulation. The Company is aware of one company, Lion Biosciences AG in Germany, which has offered an absorption simulation called iDEA(TM). A recent press release from Lion indicates that the company plans to close the San Diego operation and look for an arrangement outside the company for iDEA. The Company learned in 2003 that two other companies now offer absorption simulation software, Cyprotex in the U.K., and a division of Bayer AG in Germany. None of the company's customers have indicated significant interest in these products, and both new licenses and license renewals for GastroPlus have continued to grow in spite of this new competition.

The Company believes the key factors in competing in this field are its ability to develop simulation and modeling software and related products and services to effectively predict the ADMET-related behaviors of new drug-like compounds, its ability to develop and maintain a proprietary database of results of physical experiments that will serve as a basis for simulated studies and empirical models, its ability to continue to attract and retain a highly skilled scientific and engineering team, and its ability to develop and maintain relationships with research and development departments of pharmaceutical companies, universities and government agencies. Although the Company now has a 5-year record of sustained growth in revenues and earnings, there can be no assurances that the Company will be successful in providing these key factors in the future.

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

PRODUCT DEVELOPMENT:
In the area of educational simulations, the Company decided to freeze R&D activities in 1998. Current sales from FutureLab continue through a network of over 30 distributors; however, revenues are not sufficient to provide support for continued development of educational software. All FutureLab product development was completed by Company staff, and the Company owns exclusive rights to all software technology incorporated in its FutureLab products. The Company is considering selling this technology to some other organization that is more focused on educational software.

MARKETING AND DISTRIBUTION:
The Company markets its science experiment simulation software products through software resellers and its Internet web page. As of August 1999, the Company reduced its marketing efforts in this area in order to concentrate its resources on the pharmaceutical software market. The Company is relying on its resellers to provide the majority of the marketing and sales efforts for its educational software products. FutureLab sales have continued at a low level through these distributors.

PRODUCTION:
The Company's educational software products were designed and developed entirely by its development team at its Lancaster, California facility. The chief materials and components used in simulation software products include CD-ROMs and instruction manuals, which are produced in-house.

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

DISABILITY PRODUCTS
--------------------------------------------------------------------------------

PRODUCTS:
The Company's wholly owned subsidiary, Words+, Inc. has been in business since 1981. Words+ is a technology leader in designing and developing augmentative and alternative communication (AAC) computer software and hardware devices for persons who cannot speak due to physical disabilities. A large percentage of the language strategies and methods of access by disabled users in use today was introduced by Words+ in the 1980's. Words+ also produces computer access products that enable physically disabled persons to operate personal computers, as well as to communicate through synthesized voice, print, and e-mail, through movements as slight as the blink of an eye.

Words+ developed and produces the software for the computerized communication system used by world-famous theoretical astrophysicist Professor Stephen Hawking, Lucasian Professor of Mathematics at the University of Cambridge in England, and the author of the best-selling books A BRIEF HISTORY OF TIME and THE UNIVERSE IN A NUTSHELL. PROFESSOR HAWKING HAS BEEN A WORDS+ USER SINCE 1985.

Management decided to focus the Company's resources on pharmaceutical simulation and modeling software, and as a result, R&D activities in Words+ were minimal from about 1998 through 2003. In April 2003, the Company rehired Mr. Jeffrey Dahlen as vice president of research and development for Words+. Mr. Dahlen has been with Words+ beginning in 1986, and decided in 1997 to become an independent software consultant. Words+ continued to use Mr. Dahlen as a consultant on occasion. Mr. Dahlen has been a contributor to every major Words+ product since 1986.

Words+ markets its products throughout the United States and to other countries worldwide through a direct sales staff and through independent dealers and resellers. Words+ introduced a fully integrated, portable, lightweight personal-computer-based communication system called TuffTalker(TM) that achieved favorable market acceptance. In fiscal 2001, Words+ developed a dedicated device version of its Freedom 2000 communication system that satisfies Medicare's requirements for a communication system that does not have normal computer functions. This system, designated Freedom 2001E, and based on Panasonic notebook computers, provides only communication functionality and cannot be used as a standard computer. This is a requirement of Medicare, which has a policy of not funding computers. The Company believes this is an unfortunate policy, because disabling the standard computer functions of the system actually results in a higher cost and less functionality for the user. Management believes that Medicare will someday realize that having computer functions such as e-mail and Internet access are also forms of communication and if they can be provided at no additional cost, they should not be disabled.

Say-it! SAM
-----------
In October 2003, Words+ introduced a very lightweight portable augmentative communication device based on a personal digital assistant (PDA) at the Closing the Gap conference. This new device, called "Say-it! SAM," was developed by SAM Communications, LLC, and Words+ began exclusive distribution in all parts of the world except the U.K. in the first quarter of fiscal year 2004. It provides high quality synthesized speech as well as recorded speech and sounds in a cost-effective device.

E Z Keys for Windows(TM) XP
---------------------------
One of the Company's primary software products is E Z KEYS FOR WINDOWS ("E Z KEYS(TM)"), which is a program that operates on a Windows-based personal computer. When coupled with specially designed input devices, E Z KEYS enables even severely physically disabled persons to operate a personal computer, to generate voice messages through a voice synthesizer, and to operate most Windows-based software application programs, including e-mail and general Internet usage. Input motion by the user can be through a standard keyboard, joystick, or mouse, or it can be as slight as the blink of an eye -- or even simple eye movement by persons who cannot blink. E Z KEYS is one of the two Words+ programs used by Professor Stephen Hawking for computer access and communication. In June 2002, the Company released a limited version of E Z Keys for Windows XP that did not include mouse input or dedicated systems (systems that cannot be used as a Windows computer, but only as a communication device, as required by Medicare). The Company completed the development program with significant assistance from Microsoft and released the completed version of E Z Keys for Windows XP with all input modes in February 2003.

Talking Screen for Windows(TM)
------------------------------
TALKING SCREEN FOR WINDOWS ("TALKING SCREEN(TM)") is a software program that operates on a Windows-based personal computer and iS designed for persons, usually children, who cannot read and write at the level necessary to adequately operate E Z KEYS. TALKING SCREEN provides a system of pages of pictographic and photographic symbols by which the user can produce speech output messages through a voice synthesizer, play recorded sounds and video files, and operate controllers for lights, electrical appliances and other equipment. Like E Z KEYS, TALKING SCREEN can be operated through a wide range of alternative input devices. A Windows XP version of Talking Screen was released in January 2003 and exhibited at the Technology for Persons with Disabilities conference in Los Angeles in March 2003. Sales of this new version began shortly thereafter.

Freedom 2000(TM)
----------------
Freedom 2000 allows persons with disabilities who read at a second-grade level and above to speak and write through alternative input methods (rather than traditional keyboard and mouse). Freedom 2000 with E Z KEYS gives the users the ability not only to speak and write, but also to play games and control various items in their environment, such as TV's and telephones. High-level users are also able to deliver lectures to large groups, use the Internet, and send e-mail. A lighter weight version of the Freedom 2000, called Freedom 2000 LITE(TM), was introduced in October 1999. Although it has a smaller display, thE
4.9 lb. Freedom 2000 LITE is more attractive to ambulatory users than the 8.0 lb. Freedom 2000, especially attractive with a near eight-hour battery life. The new super-rugged version of the Freedom 2000, called Freedom 2000 Extreme, takes durability to a whole new level. An enhanced version of the original Freedom 2000, Extreme Toughbook is designed to withstand the rigors of the AAC environment and is well accepted by users because of its durability.

Freedom 2001(TM) - Dedicated Device
-----------------------------------
As of January 1, 2001, the U.S. Medicare program initiated coverage of augmentative and alternative communication (AAC) devices. In addition, effective July 1, 2001, the agency eliminated the 24-month waiting period previously required for patients with amyotrophic lateral sclerosis (ALS - or "Lou Gehrig's disease") to receive Medicare benefits. These important developments were expected to result in a significant increase in the overall AAC market in the U.S., as potentially tens of thousands of patients will be eligible to receive funding for communication devices. Unfortunately, the increase has not materialized. Although new sales are being generated, the Company has observed that now that Medicare provides funding, most state Medicaid agencies are reducing their funding by pushing clients to Medicare as much as possible, adding to the bureaucratic delays in processing requests. Words+ developed a unique version of its Freedom 2000 communication system, called the Freedom 2001, to meet the requirements of the Medicare policy for dedicated communication systems.

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

MessageMate
-----------
Since 1992, the Company has produced its series of products called MessageMates, which are hand-held, dedicated communication devices that store recorded speech or sound on integrated circuit chips. The user plays these recorded sounds by touching one of the keys on the membrane keyboard, or by using a switch (such as the IST Switch described below) and scanning to select a position on the keyboard. MessageMates are small, lightweight (1 to 1.75 lbs.), easy-to-use communication devices with up to ten minutes of recorded messages. They are known for their extremely rugged design and long battery life. The MessageMate 20 holds twenty messages, the MessageMate 40 holds forty messages, the Multi-Level MessageMate holds up to 144 messages, and the Mini-MessageMate holds eight messages. Since MessageMates use recorded messages and sounds, they can be used in any language. The Company has generated sales of MessageMates in foreign markets, including Japan.

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

Other Products
--------------
Words+ also sells a number of other miscellaneous and peripheral devices, some of which it designs and produces and others it buys and resells. These include:
         o Micro CommPac - Company-designed and produced communication hardware package designed for use with a notebook computer that provides switch interface and audio amplification.
         o Simplicity Wheelchair Mount - Company-designed and produced wheelchair mount for portable computers and other devices.
         o Mayer-Johnson symbols - produced by the Mayer-Johnson company of San Diego, these pictographic symbols are used in electronic form with the Company's Talking Screen for Windows software.
         o Imaginart symbols - produced by the Imaginart company of Bisbee, Arizona, these symbols are printed as adhesive-backed paper symbols and are often used with MessageMates.

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

At the present time the Company has 35 sales representatives worldwide: 1 salary/commission salesperson in California, 12 independent distributors and 8 independent resellers in the U.S., and 14 sales representatives overseas - 4 in Australia, and 1 each in New Zealand, Canada, England, Norway, Finland, The Netherlands, France, Israel, Japan, and Malaysia. The Company also has four inside sales/support persons who answer telephone inquiries on the Company's 800 line and who provide technical support. Additional outside sales persons and independent dealers and resellers are being actively recruited at this time.

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

The Company estimates that for approximately 50% of its sales of augmentative and alternative communication software and hardware, some or all of the purchases are funded by third parties such as Medicaid, Medicare, school special education budgets, private insurance or other governmental or charitable assistance. Medicare began providing coverage of augmentative communication devices on January 1, 2001. An estimated 50,000 people in need of AAC technology are thought to be eligible for Medicare coverage.

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

The Company believes that the competition in this industry is based primarily on the quality of products, quality of customer training and technical support, and quality and size of sales forces. Price is a competitive factor but the Company believes price is not as important to the customer as obtaining the product most suited to the customer's needs, along with strong after-sale support. The Company believes that it is a leader in the industry in developing and producing the most technologically advanced products and in providing quality customer training and technical support. The prices of the Company's products are among the highest in the industry and the Company has one of the smallest sales forces and dealer networks in the industry. The Company believes that potential exists for significant increases in the sales of its disability products. However, there are few barriers to entry in the form of proprietary or patented technology or trade secrets in this industry. While the Company believes that cost of product development and the need for specialized knowledge and experience in this industry would present some barrier to entry for new competition, other companies may enter this industry, including companies with substantially greater financial resources than the Company. Furthermore, companies already in this industry may increase their market share through increased technology development and marketing efforts.

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

MARKETING AND DISTRIBUTION:
The Company is currently selling "Abbreviate!" through a variety of Internet channels, including its own web site (www.abbreviate.cc), and through distributors. The Company has also contacted large software manufacturers and distributors in an effort to secure distribution agreements for "Abbreviate!". The largest user community for Abbreviate! are medical transcriptionists, whose income depends on speed of generating lines of text.

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

TRAINING AND TECHNICAL SUPPORT
--------------------------------------------------------------------------------

The Company believes customer training and technical support are important factors in customer satisfaction for both its pharmaceutical and disability products, and the Company believes it is an industry leader in providing customer training and technical support. For pharmaceutical software, the Company provides in-house seminars at the customer's site to demonstrate GastroPlus, QMPRPlus, and QMPRchitect. The Company has conducted on-site seminars to thousands of scientists at many pharmaceutical and related research companies in North America, Europe and Japan. These seminars often serve as initial training in the event the potential customer decides to license or evaluate any of the Company's software. Strong technical support is provided after the sale in the form of on-site training (at customer's expense), telephone, fax, and e-mail assistance to users, as well as software upgrades, if any, that may be released during the customer's license period. Software licenses are on an annual basis, and include all maintenance upgrades to the modules licensed by the customer during the license year.

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

Technical support for both Simulation Software and Disability Products is provided by the Company's life sciences team and inside sales and support staff based at its headquarters facilities in Lancaster, California. The Company provides free telephone support offering unlimited toll-free numbers in the U.S. and Canada, and e-mail support for all of its simulation software and disability products worldwide. Technical support for pharmaceutical software products is minimal, averaging a few person-hours per month. Technical support for Words+ products varies from none for most customers to as much as several hours for others.Words+ dDealers usually train new customers at the customer's location, which significantly reduces technical support demands on the Company.

In July 2003, the Company conducted its first three short courses in "Advanced Methods for Artificial Neural Networks in Pharmaceutical Science" in Boston, Massachusetts, Stamford, Connecticut, and Princeton, New Jersey. These courses represent another revenue stream for the company as well as a means for introducing the Company's QMPRchitect and QMPRPlus software to new prospects.

EMPLOYEES
--------------------------------------------------------------------------------

As of November 25, 2003, the Company employed 31 full-time and 2 part-time employees, including 11 in research and development, 7 in marketing and sales, 7 in administration and accounting, 7 in production and 1 in repair. Three current employees hold Ph.D.'s and one is a Ph.D. candidate in their respective science or engineering disciplines and four additional employees hold one or more Master's degrees. Except for two, the entire senior management team and Board of Directors hold graduate degrees. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain qualified personnel. The competition for such personnel in the pharmaceutical industry and in the augmentative and alternative communication device and computer software industry is intense. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

PATENTS
--------------------------------------------------------------------------------

The Company owns no patents, but protects its intellectual property through copyrights and trade secrecy. The Company's intellectual property consists primarily of source code for computer programs and data files for various applications of those programs in both the pharmaceutical software and the disability products businesses. In the disability products business, electronic device schematics, mechanical drawings, and design details are also intellectual property. The expertise of the Company's technical staff is a considerable asset closely related to intellectual property, and attracting and retaining highly qualified scientists and engineers is essential to the Company's business.

EFFECT OF GOVERNMENT REGULATIONS
--------------------------------------------------------------------------------

The Company's pharmaceutical software products are tools used in research and development and are not approved or approvable by the Food and Drug Administration or other government agency. Approximately 17% of the Company's products for the disabled are funded by Medicare or Medicaid programs. Changes in government regulations regarding the allowability of augmentative communication aids and other assistive technology under such funding could affect the Company's business. On January 1, 2001, Medicare began funding augmentative communication devices for the first time. Over the Company's 22-year history, the trend has been toward increasing funding from government agencies; however, there can be no assurance that government funding for such devices will continue, or if it does continue, that the Company's products will continue to meet the requirements imposed for funding of such devices.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company moved its office location from Palmdale, California to Lancaster, California in July 1998, expanding its office space from approximately 11,800 square feet to approximately 15,600 square feet. The lease on the office space currently occupied by the Company expired on August 31, 2003. The Company exercised the last option of an additional two-year term with 4% increase each year from the previous year, thus extending the lease through August 2005. The current monthly rent for the Company's offices is approximately $17,000. Although the Company received a proposal from the lessor for a renewal of 5 years through August 2010, management is considering other options.

ITEM 3.  LEGAL PROCEEDINGS

While the Company may from time to time be involved in various claims, lawsuits or disputes with third parties, the Company is not a party to any significant litigation and is not aware of any significant pending or threatened litigation against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "SIMU". According to records of the Company's transfer agent, the Company had about 71 stockholders of record and approximately 600 beneficial owners as of August 31, 2003. The following table sets forth the low and high sale prices for the Common Stock on the OTCBB for the periods indicated below in each of the last two fiscal years. The quotations quoted for the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company has not paid cash dividends on its common stock. The Company currently intends to retain its earnings for future growth, therefore does not anticipate paying cash dividends in the foreseeable future. Any further determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend among other things, on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.

                                                                        LOW SALES PRICE    HIGH SALES PRICE
                                                                        ---------------    ----------------
         Fiscal 2003:
                  Quarter ended August 31, 2003 . . . . . . . . .              2.00              3.10

                  Quarter ended May 31, 2003  . . . . . . . . . .              2.20              2.95

                  Quarter ended February 28, 2003 . . . . . . . .              1.45              3.50

                  Quarter ended November 30, 2002 . . . . . . . .              1.20              1.70

         Fiscal 2002:
                  Quarter ended August 31, 2002 . . . . . . . . .              1.10              1.70

                  Quarter ended May 31, 2002  . . . . . . . . . .              1.15              1.65

                  Quarter ended February 28, 2002 . . . . . . . .              0.85              2.00

                  Quarter ended November 30, 2001 . . . . . . . .              0.95              1.20

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF SIMULATIONS PLUS, INC., A CALIFORNIA CORPORATION (REFERRED TO IN THIS REPORT AS THE "COMPANY") AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

The following sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2003 ("FY03") and August 31, 2002 ("FY02").

                                                           FY03                   FY02
                                                  ---------------------- ----------------------
   Net sales                                         $5,485      100.0%     $4,444      100.0%
   Cost of sales                                      1,538        28.0      1,456       32.8
                                                  ---------------------------------------------
   Gross profit                                       3,947        72.0      2,988       67.2
                                                  ---------------------------------------------
   Selling, general, and administrative               2,302        42.0      2,105       47.4
   Research and development                             379         6.9        382        8.6
                                                  ---------------------------------------------
   Total operating expenses                           2,681        48.9      2,487       56.0
                                                  ---------------------------------------------
   Income from operations                             1,265        23.1        501       11.3
                                                  ---------------------------------------------
   Interest expense, net                                 (5)       (0.1)       (14)      (0.3)
   Loss on sale of assets                                (2)          -          -          -
                                                  ---------------------------------------------
   Net income before taxes                            1,258        22.9        487       11.0
                                                  ---------------------------------------------
   Provision for (benefit of) income taxes           (1,248)      (22.8)         2        0.1
                                                  ---------------------------------------------
   Net income                                         2,506       45.7%        485       10.9%
                                                  ---------------------------------------------

                                              16

FY03 COMPARED WITH FY02
--------------------------------------------------------------------------------

NET SALES
---------
Net sales for FY03 increased by $1,041,000 or 23.4%, to $5,485,000 compared to $4,444,000 for FY02. Simulations Plus, Inc.'s sales from pharmaceutical and educational software increased approximately $1,063,000, or 52.0%, and Words+, Inc.'s sales decreased approximately $22,000, or 0.9% for the year. Management attributes the increase in consolidated net sales to the significant sales increase in pharmaceutical software in FY03 compared with FY02, which outweighed the decrease in Words+ sales. The increase in pharmaceutical software sales is primarily due to a new product package, ADME Partners, which offers multiple software licenses for multiple years, resulting in larger average orders per customer, as well as a combination of annual license renewals, new customers, and new modules. The decrease in Words+ sales is attributed primarily to the shortage in sales representatives, lower sales in TuffTalker, larger discounts taken by Medicare/Medicaid, and the overall sluggish economy during this time period.

In FY03, the Company signed a $1.2 million dollar, 3-year license agreement with one of the large pharmaceutical companies. The revenue from this agreement was recognized in full, except for a discount of $79,000 to record the receivable at its net present value of $1,121,000. Management believes that the criteria required by SOP 97-2, 98-4, and 98-9 for software revenue recognition are all met for this agreement.

COST OF SALES
-------------
The consolidated cost of sales for FY03 increased by $82,000 or 5.6%, to $1,538,000 from $1,456,000 in FY2002. As a percentage of sales, cost of sales was 28.0% for FY03, compared to 32.8% for FY02, indicating a 4.8% decrease. For Simulations Plus, cost of sales increased $15,000, or 5.1%. A significant portion of this increase is royalty expense, which is caused by the increase in sales. Although there is a decrease in the systematic amortization of capitalized software development costs, the increase in royalty expense outweighed the decrease in amortization expense. For Words+, cost of sales decreased $67,000, or 5.7%. As a percentage of sales, cost of sales was 51.8% in FY03, compared to 48.6% in FY02. Management attributes the increase in cost of sales between FY03 and FY02 to an increase in Medicare/Medicaid orders, which have a lower profit margin due to their required discounts, and a decrease in sales of higher margin products such as MessageMate.

GROSS PROFIT
------------
Consolidated gross profit increased $959,000, or 32.1%, to $3,947,000 in FY03 from $2,988,000 in FY02. The gross profit margin also increased 4.8%, to 72.0% in FY03, compared to 67.2% in FY02, primarily due to higher sales of pharmaceutical software. Although the costs for Words+ products increased proportionally to net sales, the increase in gross profit generated by pharmaceutical software outweighed the decrease in Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for FY03 increased by $197,000, or 9.4%, to $2,302,000, compared to $2,105,000 for FY02. As a percentage of total sales, SG&A decreased for the fourth straight year from 59.0% in FY00, 56.2% in FY01, to 47.4% in FY02, and 42.0% in FY03. For
Simulations Plus, SG&A expenses increased $352,000, or 49.3%, primarily due to increases in travel expense, investor relations fees (which began in the second fiscal quarter of this year), a transfer of administrative personnel wages from Words+ to Simulations Plus for internal tracking purposes, larger bonuses for employees, annual bonus to the Company's President and Secretary, and payroll-related expenses such as 401(k) and payroll taxes. For Words+, expenses decreased $148,000, or 10.7%, due to decreases in administrative personnel wages, selling expenses, such as catalogs and commissions to independent sales representatives, contract labor, depreciation expense, building repairs and maintenance. These decreases outweighed increases in other expenses such as insurance expense, technical support costs, and rent expenses.

RESEARCH AND DEVELOPMENT
------------------------
The Company incurred approximately $601,000 of research and development costs for both companies during FY03. Of this amount, $222,000 was capitalized and $379,000 was expensed. For FY02, the Company incurred approximately $477,000 of research and development costs, of which approximately $95,000 was capitalized and approximately $382,000 was expensed. The 26.4% increase in research and development expenditure from FY02 to FY03 was due to the fact that researchers' salaries have been increased, and two additional personnel were added.

INCOME FROM OPERATIONS
----------------------
During FY03, the Company generated an income from operations of $1,265,000, as compared to $501,000 for FY02, an increase of 152.5%. Management attributes the increase in net income from operations to an increase in sales in pharmaceutical software and services and decreases in research and development expense outweighed the increase in cost of sales, selling, general and administrative expenses.

INTEREST EXPENSE
----------------
Interest expense for FY03 decreased by $9,000, or 64.3%, to $5,000, compared to $14,000 for FY02, due primarily to non-usage of our revolving line of credit during FY03, leaving only a small interest expense on leased equipment.

GAIN (LOSS) ON DISPOSAL OF ASSETS
---------------------------------
The Company sold out-dated office equipment in FY03, resulting a loss of $2,000. No such loss occurred during FY02.

BENEFIT FROM (PROVISION FOR) INCOME TAXES
---------------------------------------
State Income tax was $43,000 for FY03. Although the Company had a Net Operating Loss (NOL) carried forward which was applied to the Company's Federal income tax liability, the State of California suspended the NOL carry forward for two years beginning with fiscal years that began after January 2002, resulting in a $43,000 tax due to the state of California. For FY02, because both Federal and State allowed NOL, the Company paid only the minimum corporation tax of $1,600 in the state of California for the two companies.

In FY03, the tax benefits from NOL and tax credits for $1,291,000 was recorded as deferred tax assets. Because of the Company's consistent growth in revenue and improved net income for the last two years, Management determined that it is appropriate to assess Federal tax benefits at this time, as is customary for profitable companies. If the Company does not generate taxable profits in future periods, the Company may reassess whether a valuation allowance is required on the deferred tax asset. If this is the case, then the future net profit (loss), total assets, and shareholders' equity could be materially affected adversely.

NET INCOME
----------
Net income for FY03 increased by $2,021,000, or 416.7%, to $2,506,000, compared to $485,000 for FY02. As discussed above, a significant portion, $1,291,000, of the increase was caused by the release of valuation allowance on deferred tax assets. The release of valuation allowance relies heavily on Management's forecasts and estimates. Excluding this valuation allowance, the net income for FY03 increased by $730,000, or 150.5%, from $485,000 for FY02. Management attributes this increase primarily to the increase in pharmaceutical sales, which outweigh the increases in cost of sales, selling, general and administrative expenses.

SEASONALITY
--------------------------------------------------------------------------------

Sales of the Company's pharmaceutical and disability products exhibit very little discernable seasonal fluctuation. In the last two years, the highest quarters were in the 3rd and 4th quarters, and the lowest quarters were in the 1st and 2nd quarters. This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-KSB and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period.

In general, management believes sales of its Words+ products to schools are slightly seasonal, with greater sales to schools during the Company's third and fourth fiscal quarter (March-May and June-August), as shown in the table below.

---------------------------------------------------------------------------------------------------------------

                                                                  Net Words+ Sales

                                                First        Second         Third         Fourth
FY                                             Quarter       Quarter       Quarter        Quarter       Total
                                                                       (in thousands)
---------------------------------------------  -------       -------       -------        --------      -------
2003 . . . . . . . . . . . . . . . . . . .       571           538            646            623         2,379

2002 . . . . . . . . . . . . . . . . . . .       617           552            616            615         2,400

---------------------------------------------------------------------------------------------------------------

Sales of pharmaceutical simulations, which began in the first quarter of FY99, are not expected to show significant seasonal behavior. Although a significant portion of the pharmaceutical industry receives extended summer holidays, the fourth quarter was the strongest quarter for fiscal year 2003 and 2002, but was the lowest in the previous year. Although no seasonal trend is observed or expected, management believes that with the advent of larger multi-year licenses for its pharmaceutical software like the one received in August 2003, sales may show quarterly spikes when such orders are received, with smaller quarterly revenues in quarters during which such large orders are not received. Management believes that the net growth of revenues and sales will continue to be strong on an average basis, and that shareholders should expect uneven sales in the future resulting from the timing of large multi-year orders. Although management believes that such orders will be forthcoming, there can be no assurances that such orders will, in fact, materialize.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

The Company's principal sources of capital have been cash flows from its operations and a bank line of credit. The Company has available a $500,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 1.5%. The revolving line of credit is secured by the Company's personal property, now owned or hereafter acquired, and all proceeds of the foregoing (including insurance). As of August 31, 2003, the line of credit was unused. The previous line of credit was not secured by any of the assets of the Company but was personally guaranteed by Mr. Walter S. Woltosz, the Company's Chief Executive Officer, President and Chairman of the Board of Directors. At August 31, 2003 and 2002, the outstanding balance under the revolving line of credit was zero.

CASH FLOWS
----------
Beginning in August 1998, certain executive officers and managers accepted reduced salaries on a temporary basis in order to protect the cash assets of the Company. The unpaid portions of salaries were accrued and were repaid as management deemed the Company's cash flow and cash reserves were sufficient to make such payments without adverse effects to the Company's financial position. All such accrued and unpaid salaries due to the Company's executive officers have been repaid. As of August 31, 2003, unpaid salaries due to the Company's executive officers were zero except an accrued bonus of $133,538. At August 31, 2002, the accrued unpaid salary balance was $281,849 plus an accrued bonus of $54,057 (see Item 10 - EMPLOYMENT AND OTHER COMPENSATION AGREEMENTS section).

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

INFLATION
--------------------------------------------------------------------------------

The Company has not been affected materially by inflation, and no material effect is expected in the near future.


RECENT ACCOUNTING ANNOUNCEMENTS
--------------------------------------------------------------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. The Company has no outstanding preferred stock, however if and when the Company issues such stock, the Company will reclassify its redeemable preferred stock as a liability accordingly. Management does not expect the adoption of SFAS No. 150 to have a material impact on the Company's statement of earnings, financial position, or cash flows.


CRITICAL ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition, accounting for capitalized software development costs, and accounting for income taxes.

REVENUE RECOGNITION
-------------------
We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "SOFTWARE REVENUE RECOGNITION". The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements.

The end users receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements. In accordance with SOP 97-2, we have evaluated these agreements and we have recognized the entire license fee on the date the software is delivered to and accepted by the customer. In order to recognize the fee in this manner, we have met all the criteria required, including:
         o The Post Contract Customer Support ("PCS") fee is included in the initial licensing fee,
         o        The PCS included with the license is for one year or less,
         o The estimated cost of providing the PCS during the arrangement is insignificant, and
         o Unspecified upgrades/enhancements during the PCS arrangements have been and are expected to continue to be minimal and infrequent.

Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, the costs associated with providing PCS and changes to a product's estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

From time to time, we offer certain customers three-year contracts with extended payment terms. SOP 97-2 requires us to evaluate these contracts to determine if they qualify for recognition of revenue in a manner similar to our one-year contracts. On these contracts, we evaluate the collection and concession history with these customers and products to overcome the presumption that revenue should be recognized in line with cash collections. To date, we have recognized these contracts on delivery to and acceptance by the customer of the product. Substantial judgment is required in evaluating the relevant history and contract economics of these extended contracts, and could materially impact recorded revenue and unearned revenue in our financial statements.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
--------------------------------------
Capitalized computer software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed". Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Any changes to these estimates could materially impact the amount of amortization expense, research and development expense recognized in the consolidated statement of operations and the amount recognized as capitalized software development costs in the consolidated balance sheet.

INCOME TAXES
------------
SFAS No. 109, "ACCOUNTING FOR INCOME TAXES", establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

During the year ended August 31, 2003, we recognized significant income tax benefit from the release of a previously recorded reserve for deferred tax assets. The evaluation of the deferred tax assets is based on our history of generating taxable profits and our projections of future profits as well as expected future tax rates to determine if the realization of the deferred tax asset is more-likely-than-not. Significant judgment is required in these evaluations, and differences in future results from our estimates, could result in a material differences in the realizability of these assets.

ITEM 7.  FINANCIAL STATEMENTS

The responses to this item are included elsewhere in this Form 10-KSB (see pages F1 - F23) and incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of August 31, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports the Company files under the Securities Exchange Act of 1934, within the time periods specified in the Commission's rules and forms. Such evaluation did not identify any change in the quarter ended August 31, 2003 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

The Company's directors currently have terms which will end at of the Company's next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. Except as set forth below, there are no family relationships among any of the Company's directors and executive officers. The following sets forth certain biographical information concerning the Company's directors and current executive officers.

------------------------------------------------------------------------------------------------------------

NAME                              AGE                   POSITION WITH THE COMPANY                    SINCE
---------------------------     -------   ------------------------------------------------------   ---------
Walter S. Woltosz                  58     Chairman of the Board, Chief Executive Officer and         1996
                                          President of the Company and Words+

Virginia E. Woltosz                52     Secretary and Director of the Company                      1996

Dr. David Z. D'Argenio             54     Director and Consultant to the Company                     1997

Dr. Richard R. Weiss               70     Director                                                   1997

Momoko A. Beran                    51     Chief Financial Officer of the Company and Words+          1996

Ronald F. Creeley                  52     Vice President, Marketing and Sales of the Company         1997
                                          and Words+

Jeffrey A. Dahlen                  42     Vice President, Research and Development of Words+         2003

------------------------------------------------------------------------------------------------------------

Walter S. Woltosz is a co-founder of the Company and has served as its Chief Executive Officer and President and as Chairman of the Board of Directors since its incorporation in July 1996. Mr. Woltosz is also a co-founder of Words+ and has served as its Chief Executive Officer and President since its incorporation in 1981.

Virginia E. Woltosz is a co-founder of the Company and has served as its Senior Vice President and Secretary since its incorporation in July 1996 till January 31, 2003. Mrs. Woltosz is also a co-founder of Words+ and has served as its Vice President, Secretary and Treasurer since its incorporation in 1981 till January 31, 2003. Mrs. Woltosz has retired from the position of Vice President as of January 31, 2003, but remains as Secretary and Treasurer of Simulations Plus. Virginia E. Woltosz is the wife of Walter S. Woltosz.

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

Jeffrey A. Dahlen rejoined the Company in April 2003 as Vice President of Research and Development for Word+ after five years with iAT, a software consulting firm he founded based in Pasadena, California. He is a graduate of Stanford University in Electrical Engineering and has 20 years' experience in both software and hardware design, which includes development of extremely high speed processing hardware with the Jet Propulsion Laboratory at the California Institute of Technology, and over 10 years of software and hardware design and development at Words+.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. As of the date of this Report, the Company believes that all reports needed to be filed have been filed in a timely manner for the fiscal year ended August 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued for the fiscal year ended August 2003 and 2002 by the Company to or for the benefit of the Company's President, Chief Financial Officer, and Vice President, Sales and Marketing. No other executive officers of the Company received total annual compensation for the fiscal year ended August 31, 2003 and 2002 that exceeded $100,000.

--------------------------------------------------------------------------------------------------------------------

Name and Principal                                        Accrued                        401(k) Match       Fiscal
Position                            Paid Salary           Salary           Bonus         Company Paid        Year
------------------------------  ------------------    --------------  ---------------  ----------------  -----------
Walter S. Woltosz                    $355,583  (1)         -0-           $73,538 (2)          -0-            2003
     President and Chief             $153,500  (1)         -0-           $27,028 (2)          -0-            2002
        Executive Officer            $126,500            $23,499           -0-              $4,060           2001

Ronald F. Creeley                    $135,519  (1)         -0-            $4,700            $2,944           2003
     Vice President, Sales           $117,980  (1)         -0-             -0-              $2,359           2002
        and Marketing                  ***                 ***             ***                ***            2001

Momoko A. Beran                      $134,913  (1)         -0-            $3,130            $3,208           2003
     Chief Financial Officer           ***                 ***             ***                ***            2002
                                       ***                 ***             ***                ***            2001
--------------------------------------------------------------------------------------------------------------------

(1)  Includes deferred salary from previous years paid during this year.
(2) Accrued bonus due and payable within 10 days after the filing of the annual report.
***  Total compensation less than $100,000.


EMPLOYMENT AND OTHER COMPENSATION AGREEMENTS

The Board of Directors renewed an employment agreement with Walter Woltosz commencing September 1, 2002 for three years. The agreement provided for an annual salary of $165,000. Pursuant to such agreement, Mr. Woltosz was entitled to such health insurance and other benefits that are not inconsistent with that which the Company customarily provides to its other management employees and to reimbursement of customary, ordinary and necessary business expenses incurred in connection with the rendering of services to the Company. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause and that the Company's only obligation to Mr. Woltosz would be for a payment equal to the greater of (i) 12 months of salary or (ii) the remainder of the term of the employment agreement from the date of notice of termination. Further, the agreement provides that the Company may terminate the agreement for cause (as defined) and that the Company's only obligation to Mr. Woltosz would be limited to the payment of Mr. Woltosz' salary and benefits through and until the effective date of any such termination.

As part of the agreement with the original underwriter and as partial compensation for the sale of Words+ to Simulations Plus in 1996, commencing with the Company's fiscal year ending 1997 and for each fiscal year thereafter, Walter and Virginia Woltosz are entitled to receive bonuses not to exceed $150,000 and $60,000, respectively, equal to 5% of the Company's net annual income before taxes. For FY03, the net income before tax was $1,391,545, therefore, the Company accrued bonuses in the total amount of $133,538, for Walter Woltosz and Virginia Woltosz. These bonuses are due and payable within 10 days after the filing of this annual report.

As of August 31, 2003, the accrued compensation due to the Company's President was zero, and bonus payable, 5% of net income before the tax based on the underwriting agreement, subject to a maximum of $150,000, was $73,538. Neither amount accrues interest.

As of August 31, 2003, the accrued compensation due to the Company's Secretary-Treasurer was zero, and bonus payable, 5% of net income before the tax based on the underwriting agreement, subject to a maximum of $60,000, was $60,000. Neither amount accrues interest.

DIRECTOR COMPENSATION

In accordance with the Company's bylaws, outside directors receive compensation of $2500.00 per year plus $500 per meeting. In addition, each outside director receives options for 500 shares per year at the fair value of the shares on the date of grant.

OPTION GRANTS/EXERCISES

The following table discloses certain information regarding the options held at August 31, 2003 by the Chief Executive Officer and each other named executive officer.

----------------------------------------------------------------------------------------------------------------------

                                            Number of Options at August 31,            Value of Options at August 31,
                                                          2003                                   2003 (1)
                                            ---------------------------------         --------------------------------
                                            Exercisable         Unexercisable         Exercisable        Unexercisable
                                            -----------         -------------         -----------        -------------
Walter S. Woltosz                                10,000                15,000            $10,100*            $15,150*
Virginia E. Woltosz                              10,000                15,000            $10,100*            $14,150*
Momoko Beran                                    143,000                57,500           $104,928             $37,010
Ronald F. Creeley                               143,200                56,800           $107,260             $37,190
Dr. David Z. D'Argenio                            2,653                   950             $1,746                $512
Dr. Richard R. Weiss                              2,653                   950             $1,746                $512
Jeffrey Dahlen                                        0                     0                  -                   -

----------------------------------------------------------------------------------------------------------------------

(1) Based on a per share price of $2.55 at August 31, 2003 less applicable option exercise prices.
*    Granted at $1.54, 110% of market price of the issue date


OPTION PLANS

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

At August 31, 2003, the Company had granted and outstanding options to purchase up to 1,120,562 shares of Common Stock under the Option Plan of which 632,539 were exercisable. The outstanding options had an average weighted exercise price of $1.93 per share.


DIRECTORS AND OFFICERS INSURANCE

At this time, the Company does not carry Directors and Officers insurance; however, the Company may obtain such insurance in the future if such insurance can be purchased on reasonable terms to the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of August 31, 2003 by (i) each person who is known to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group:

-----------------------------------------------------------------------------------------------------

                                                        AMOUNT AND NATURE OF                PERCENT
BENEFICIAL OWNER (1)(2)                                 BENEFICIAL OWNERSHIP               OF CLASS
-----------------------------------------             -----------------------             -----------
Walter S. and Virginia E. Woltosz (3)                              2,091,000                 56.15%
Momoko Beran (4)                                                     144,300                  3.88%
Ronald F. Creeley (5)                                                144,200                  3.87%
Dr. David Z. D'Argenio (6)                                             3,653                      *
Dr. Richard R. Weiss (7)                                               3,653                      *
Jeffrey A. Dahlen                                                          0                      *

All directors and officers as a group                              2,386,806                 64.10%

-----------------------------------------------------------------------------------------------------

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

(3) Own an aggregate of 2,071,000 plus 20,000 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include additional stock options for 30,000 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(4) Owns 1,300 shares of common stock exercised from options granted under the 1996 Stock Option plan, plus 143,000 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 57,500 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(5) Owns 1,000 shares of common stock, plus 143,200 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 56,800 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(6) Owns 1,000 shares of common stock, plus 2,653 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 950 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(7) Owns 1,000 shares of common stock, plus 2,653 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 950 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company purchased a 2001 Honda Accord from Mr. and Mrs. Walter Woltosz at $19,228 on September 18, 2002. The Company had been leasing this car since May 1, 2001 from Mr. and Mrs. Walter Woltosz.

The Company also purchased two sets of executive desk, chair, lateral file cabinet and one credenza from Mr. and Mrs. Walter Woltosz at $7,668.44 on April 23, 2003. This furniture has been in use at Words+ and Simulations Plus since it was originally purchased.

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
10.33    Letter of Intent for Cooperative Alliance with Absorption Systems, LP.
         (5)
10.34 OEM/Remarketing Agreement between Words+, Inc. and Eloquent Technology, Inc. (6)
10.35 Lease Option Agreement by and between Simulations Plus, Inc. and Martin Properties, Inc. (8)
10.36 Auto Rental Lease Agreement by and between Simulations Plus, Inc. and Walter and Virginia Woltosz (8)
10.37 Registration Statement - 1,250,000 shares of the Company's 1966 Stock Options. (9)
10.38    Employment Agreement by and between the Company and Walter S. Woltosz
         (10)
10.39    An addendum to Lease Agreement (11)
10.40    Business Lending Agreement with Wells Fargo Bank (11)
23.1     Consent of Singer, Lewak, Greenbaum and Goldstein, LLP (11)
31.1     Section 302 - Certification of Chief Executive Officer. (11)
31.2     Section 302 - Certification of Chief Financial Officer. (11)
32.1     Section 906 - Certification of Chief Executive Officer. (11)
32.1     Section 906 - Certification of Chief Financial Officer. (11)

--------------------------------------------------------------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997 (the "Registration Statement").
(2) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement filed on May 27, 1997.
(3) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1997.
(4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1998.
(5) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1999.
(6) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2000.
(7)      Incorporated by reference to the Company's Form 8-K filed on March 1,
         2001.
(8) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2001.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002 (the "Registration Statement").
(10) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2002.
(11)     Filed herewith.

(b)      Reports on Form 8-K

On March 13, 2003 the Company filed a Form 8-K in conjunction with a press release announcing preliminary revenues for the fiscal quarter ending February 28, 2003.

On September 2, 2003 the Company filed a Form 8-K in conjunction with a press release announcing preliminary revenues and earnings estimates for the fiscal year ending August 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incurred the following fees to Singer Lewak Greenbaum & Goldstein, LLP, the Company's independent auditors, for services rendered during the fiscal year ended August 31, 2003 a total of $45,914.01 for the audit of the Company's financial statements for fiscal 2003 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB for the fiscal year ended August 31, 2003.

The Company incurred the following fees to Singer Lewak Greenbaum & Goldstein, LLP, the Company's independent auditors, for services rendered during the fiscal year ended August 31, 2002 a total of $56,081.69 for the audit of the Company's financial statements for fiscal 2002 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB for the fiscal year ended August 31, 2002.

The Company does not have a standing Audit Committee of its Board of Directors. The Company's Board of Directors determined that the services performed by Singer Lewak Greenbaum & Goldstein, LLP other than audit services are not incompatible with Singer Lewak Greenbaum & Goldstein, LLP maintaining its independence.

The additional fee for non audit related services was approximately $5,000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on November 26, 2003.

                                                     SIMULATIONS PLUS, INC.


                                                     By /s/ MOMOKO A. BERAN
                                                        ------------------------
                                                            Momoko A. Beran
                                                        Chief Financial Officer


In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 26, 2003.


           SIGNATURE                                   TITLE


      /s/ WALTER S. WOLTOSZ              Chairman of the Board of Directors
------------------------------------     and Chief Executive Officer
          Walter S. Woltosz


      /s/ VIRGINIA E. WOLTOSZ            Secretary and Director of the Company
------------------------------------
          Virginia Woltosz


      /s/ DR. DAVID Z. D'ARGENIO         Director and Consultant to the Company
------------------------------------
          Dr. David Z. D'Argenio


      /s/ DR. RICHARD WEISS              Director
------------------------------------
          Dr. Richard Weiss


      /s/ MOMOKO A. BERAN                Chief Financial Officer of the Company
------------------------------------
          Momoko A. Beran

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                                 AUGUST 31, 2003

--------------------------------------------------------------------------------


                                                                        Page

INDEPENDENT AUDITOR'S REPORT                                             F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                       F-3 - F-4

     Consolidated Statements of Operations                               F-5

     Consolidated Statements of Shareholders' Equity                     F-6

     Consolidated Statements of Cash Flows                            F-7 - F-8

     Notes to Consolidated Financial Statements                       F-9 - F-21

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of Simulations Plus, Inc.
Lancaster, California


We have audited the accompanying consolidated balance sheet of Simulations Plus, Inc. (a California Corporation) and subsidiaries as of August 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simulations Plus, Inc. and subsidiaries as of August 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 17, 2003

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 AUGUST 31, 2003

--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $  260,733
     Accounts receivable, net of allowance for doubtful accounts
         of $26,180 and present value discount of $49,835             1,422,508
     Inventory                                                          191,839
     Prepaid expenses and other current assets                           65,148
                                                                     -----------

            Total current assets                                      1,940,228

LONG TERM RECEIVABLES, net of present value discount
     of $29,165                                                         270,835
CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $1,859,292                      373,924
PROPERTY AND EQUIPMENT, net                                              79,711
DEFERRED TAX                                                          1,291,110
OTHER ASSETS                                                             11,755
                                                                     -----------

                TOTAL ASSETS                                         $3,967,563
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 AUGUST 31, 2003

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   175,008
     Accrued payroll and other expenses                                 236,243
     Accrued bonuses to officers                                        133,538
     Accrued income taxes                                                42,566
     Accrued warranty and service costs                                  44,730
     Current portion of deferred revenue                                 15,016
     Capitalized lease obligations                                        9,964
                                                                    ------------

         Total current liabilities                                      657,065

DEFERRED REVENUE                                                         31,401
                                                                    ------------

            Total liabilities                                           688,466
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,412,247 shares issued and outstanding                          3,413
     Additional paid-in capital                                       4,659,905
     Accumulated deficit                                             (1,384,221)
                                                                    ------------

            Total shareholders' equity                                3,279,097
                                                                    ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 3,967,563
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                                    SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           FOR THE YEARS ENDED AUGUST 31,

-----------------------------------------------------------------------------------------

                                                                2003             2002
                                                            ------------     ------------
NET SALES                                                   $ 5,484,720      $ 4,443,842

COST OF SALES                                                 1,537,844        1,456,332
                                                            ------------     ------------

GROSS PROFIT                                                  3,946,876        2,987,510
                                                            ------------     ------------

OPERATING EXPENSES
     Selling, general, and administrative                     2,301,800        2,105,253
     Research and development                                   379,632          382,143
                                                            ------------     ------------

        Total operating expenses                              2,681,432        2,487,396
                                                            ------------     ------------

INCOME FROM OPERATIONS                                        1,265,444          500,114
                                                            ------------     ------------

OTHER INCOME (EXPENSE)
     Interest income                                                233              165
     Interest expense                                            (5,359)         (13,764)
     Loss on sale of assets                                      (2,311)              --
                                                            ------------     ------------

        Total other income (expense)                             (7,437)         (13,599)
                                                            ------------     ------------

INCOME BEFORE BENEFIT FROM (PROVISION FOR)
     INCOME TAXES                                             1,258,007          486,515

BENEFIT FROM (PROVISION FOR) INCOME TAXES
     Provision for income tax                                   (43,057)          (1,600)
     Release of valuation allowance                            1,291,110               --
                                                            ------------     ------------

        Total benefit from (provision for) income taxes       1,248,053           (1,600)
                                                            ------------     ------------


NET INCOME                                                  $ 2,506,060      $   484,915
                                                            ============     ============

BASIC EARNINGS PER SHARE                                    $      0.73      $      0.14
                                                            ============     ============

Diluted earnings per share                                  $      0.67      $      0.14
                                                            ============     ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                    3,410,144        3,408,331
                                                            ============     ============

     DILUTED                                                  3,740,439        3,525,038
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

                                           F-5

                                                                  SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                         FOR THE YEARS ENDED AUGUST 31,

-------------------------------------------------------------------------------------------------------

                                  Common Stock             Additional
                          ----------------------------       Paid-In      Accumulated
                             Shares          Amount          Capital        Deficit           Total
                          ------------    ------------    ------------    ------------     ------------
BALANCE, AUGUST
    31, 2001                3,408,331     $     3,409     $ 4,654,756     $(4,375,196)     $   282,969

NET INCOME                                                                    484,915          484,915
                          ------------    ------------    ------------    ------------     ------------

BALANCE, AUGUST
    31, 2002                3,408,331           3,409       4,654,756      (3,890,281)         767,884

SHARES ISSUED UPON
    EXERCISE OF STOCK
    OPTIONS                     3,916               4           5,149                            5,153

NET INCOME                                                                  2,506,060        2,506,060
                          ------------    ------------    ------------    ------------     ------------

BALANCE, AUGUST
    31, 2003                3,412,247     $     3,413     $ 4,659,905     $(1,384,221)     $ 3,279,097
                          ============    ============    ============    ============     ============

               The accompanying notes are an integral part of these financial statements.

                                                  F-6

                                                     SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            FOR THE YEARS ENDED AUGUST 31,

------------------------------------------------------------------------------------------

                                                                 2003             2002
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                               $ 2,506,060      $   484,915
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization of property and
           equipment                                              33,374           64,158
        Amortization of capitalized software development
           costs                                                 162,221          127,672
        Loss on sale of assets                                     2,311               --
        (Increase) decrease in
           Accounts receivable                                  (765,106)        (483,837)
           Inventory                                              39,544          (26,247)
           Deferred tax                                       (1,291,110)              --
           Other assets                                          (27,040)         (11,583)
        Increase (decrease) in
           Accounts payable                                       29,311         (118,607)
           Accrued payroll and other expenses                   (272,437)         (16,640)
           Accrued bonuses to officers                            79,480           54,057
           Accrued income taxes                                   42,566               --
           Accrued warranty and service costs                     13,734          (14,460)
           Deferred revenue                                      (11,059)          51,640
                                                             ------------     ------------

             Net cash provided by operating activities           541,849          111,068
                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                          (77,294)         (35,329)
    Proceeds from sale of assets                                   1,559               --
    Capitalized computer software development costs             (235,370)         (94,146)
                                                             ------------     ------------

             Net cash used in investing activities              (311,105)        (129,475)
                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in line of credit                                    --          (98,959)
    Payments on capitalized lease obligations                    (11,236)         (13,214)
    Proceeds from the exercise of stock options                    5,153               --
                                                             ------------     ------------

             Net cash used in financing activities                (6,083)        (112,173)
                                                             ------------     ------------

              The accompanying notes are an integral part of these financial statements.

                                                  F-7

                                               SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      FOR THE YEARS ENDED AUGUST 31,

------------------------------------------------------------------------------------

               Net increase (decrease) in cash and cash
                  equivalents                               $ 224,661     $(130,580)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   36,072       166,652
                                                            ----------    ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $ 260,733     $  36,072
                                                            ==========    ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                           $   5,359     $  13,764
                                                            ==========    ==========

    INCOME TAXES PAID                                       $   1,600     $   1,600
                                                            ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                                        F-8

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2003

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

         Revenue Recognition
         -------------------
         The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position No. 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the time of shipment, and the costs of providing such support services are accrued and amortized over the obligation period. Ongoing improvements and upgrades of any significance are infrequent and minimal in nature and timing. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided.

         Generally, the Company enters into one-year license agreements with its customers for the use of its software products. The Company recognizes revenue on these contracts when the key is sent to and accepted by the customer and all the criteria under SOP 97-2 are met. From time to time, the Company enters into license agreements that extend over a period greater than one-year. These contracts generally provide for extended payment terms greater than one-year, but less than the term of the contract.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2003

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition (Continued)
         -------------------------------
         The Company believes its history of collection with its existing customers is sufficient to overcome the presumption that revenue should be recognized in time with the expected cash collections, and has therefore recognized the entire license fees, net of an applicable discount, at the time of the software's release and acceptance by the customer.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2003

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Capitalized Computer Software Development Costs (Continued)
         -----------------------------------------------------------
         Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time.

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

         Advertising
         -----------
         The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2003 and 2002 were $23,106 and $35,906, respectively.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2003

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes (Continued)
         ------------------------
         Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         During the year ended August 31, 2003, we recognized significant income tax benefit from the release of a previously recorded reserve for deferred tax assets. The evaluation of the deferred tax assets is based on our history of generating taxable profits and our projections of future profits as well as expected future tax rates to determine if the realization of the deferred tax asset is more-likely-than-not. Significant judgment is required in these evaluations, and differences in future results from our estimates, could result in material differences in the realization of these assets.

         The effect of this was the recognition of a deferred tax asset of $1,291,100 in the consolidated balance sheet and a corresponding change in valuation allowance in the consolidated statement of operations. If the deferred tax asset had not been recorded at August 31, 2003 then net income, basic earnings per share, diluted earnings per share and shareholders' equity would have been:

         Consolidated Statement of Operations
         ------------------------------------
              Net income (as reported)                     $ 2,506,060
              Less: Release of valuation allowance          (1,291,110)
                                                           ------------

              Pro forma net income                         $ 1,214,950
                                                           ------------

              Pro forma
                Basic earnings per share                   $      0.36
                Diluted earnings per share                 $      0.32

         Consolidated Balance Sheet
         --------------------------
              Total shareholders' equity (as reported)     $ 3,279,097

              Less: Deferred Tax                            (1,291,110)
                                                           ------------

              Pro forma shareholders' equity               $ 1,987,969
                                                           ------------

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2003

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Earnings per Share
         The Company reports earnings per share in accordance with SFAS No. 128, "Loss per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2003 and 2002 were as follows:

                                                                       2003           2002
                                                                   -----------    -----------
                  Numerator
                      Net income attributable to common
                           shareholders                            $2,506,060     $  484,915
                                                                   ===========    ===========

                  Denominator
                      Weighted-average number of common shares
                           outstanding during the year              3,410,144      3,408,331
                      Dilutive effect of stock options                330,295        116,707
                                                                   -----------    -----------

                  COMMON STOCK AND COMMON STOCK
                      EQUIVALENTS USED FOR DILUTED EARNINGS
                      (LOSS) PER SHARE                              3,740,439      3,525,038
                                                                   ===========    ===========

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2003

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Concentrations and Uncertainties
         --------------------------------
         International sales accounted for 16% and 26% of net sales for the years ended August 31, 2003 and 2002, respectively. One customer accounted for 20% of net sales for the year ended August 31, 2003. Amounts due from one customer represented 66% of the net accounts receivable balance at August 31, 2003.

         The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

         The Company purchases components for the computer products from a single vendor. The Company also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of the Company to obtain computers used in its products or to renew its licensing agreement to use pictographic symbols could negatively impact the Company's financial position, results of operations, and cash flows.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2003

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------
         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect adoption of SFAS No. 150 to have a material impact on the Company's statement of earnings, financial position, or cash flow.


NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At August 31, 2003, the uninsured portions aggregated to $79,442. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at August 31, 2003 consisted of the following:

                  Equipment                                          $136,851
                  Computer equipment                                  321,978
                  Furniture and fixtures                               52,704
                  Leasehold improvements                               38,215
                                                                     ---------

                                                                      549,748
                  Less accumulated depreciation and amortization      470,037
                                                                     ---------

                      TOTAL                                          $ 79,711
                                                                     =========

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2003

--------------------------------------------------------------------------------


NOTE 4 - PROPERTY AND EQUIPMENT (CONTINUED)

         Depreciation and amortization expense was $33,374 and $64,158 for the years ended August 31, 2003 and 2002, respectively.


NOTE 5 - LINE OF CREDIT

         The Company has available an unsecured $500,000 revolving line of credit from a bank with interest payable on a monthly basis at prime (4% at August 31, 2003), with a margin of 1.5%. The line is secured by the Company's personal property, is personally guaranteed by the Company's President, and expires in May 2004. As of August 31, 2003, the line of credit was unused.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in September 2005. The Company also leases certain office and computer equipment under non-cancelable capital lease arrangements that expire through August 2004. Future minimum lease payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at August 31, 2003 were as follows:

                  Year Ending                                   Operating           Capital
                    August 31,                                    Leases             Leases
                  ------------                               ---------------    --------------
                      2004                                   $       151,759           10,767
                      2005                                           157,830                -
                      2006                                             2,632                -
                                                             ----------------   --------------


                                                             $       312,221           10,767
                  Less amount representing interest          ================             803
                                                                                --------------

                                                                                        9,964
                  Less current portion                                                  9,964
                                                                                --------------

                      LONG-TERM PORTION                                         $           -
                                                                                ==============

         Included in property and equipment is capitalized leased equipment of $37,967 with accumulated depreciation of $37,967 at August 31, 2003.

         Rent expense was $198,048 and $194,400 for the years ended August 31, 2003 and 2002, respectively.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2003

--------------------------------------------------------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Employee Agreement
         ------------------
         On September 1, 2002, the Company entered into an employment agreement with its President/Chief Executive Officer that expires in August 2005. The employment agreement provides for an annual salary of $165,000 and an annual bonus equal to 5% of the Company's net income before taxes, not to exceed $150,000. The agreement also provides that the Company may terminate the agreement upon 30 days' written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

         License Agreement
         -----------------
         The Company entered into an agreement with Therapeutic Systems Research Laboratory ("TSRL") to jointly develop a computer simulation of the absorption of drug compounds in the gastrointestinal tract. Upon execution of a definitive License Agreement, TSRL received a one-time payment of $75,000, plus a royalty of 20% of net sales of the absorption simulation. For the years ended August 31, 2003 and 2002, the Company paid royalties of $178,900 and $161,993, respectively.


NOTE 7 - SHAREHOLDERS' EQUITY

         Warrants
         --------
         In January 1997, the Company entered into Subscription Agreements, whereby the Company issued notes in the amount of $1,100,000 and issued 280,000 warrants to purchase common stock. The warrants were exercisable at $2.50 per share, were subject to a 12-month-lock-up period, and expired five years from the grant date. During the year ended August 31, 2002, these warrants expired. The notes were repaid upon the completion of the Company's stock offering.

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

                                                                             SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                   AUGUST 31, 2003

------------------------------------------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY

         Stock Option Plan (Continued)
         -----------------------------
         The following summarizes the stock option transactions:

                                                                                                      Weighted-
                                                                                                      Average
                                                                                                      Exercise
                                                                                     Number             Price
                                                                                   of Options         Per Share
                                                                                   ----------         ---------

                      Outstanding, August 31, 2001                                    1,216,521      $    1.97
                           Granted                                                       64,043      $    1.05
                           Expired/canceled                                            (126,086)     $    2.00
                                                                                ----------------

                      Outstanding, August 31, 2002                                    1,154,478      $    1.91
                           Exercised                                                     (3,916)     $    1.32
                           Expired/canceled                                             (30,000)     $    1.22
                                                                                ----------------

                               OUTSTANDING, AUGUST 31, 2003                           1,120,562      $    1.93
                                                                                ================

                               EXERCISABLE, AUGUST 31, 2003                             632,539      $    2.01
                                                                                ================

         The weighted-average remaining contractual life of options outstanding issued under the Plan was 6.81 years at August 31, 2003. The exercise prices for the options outstanding at August 31, 2003 ranged from $1.05 to $4.25, and the information relating to these options is as follows:

                                                                  Weighted-         Weighted-         Weighted-
                                                                   Average           Average           Average
                                                                  Remaining          Exercise          Exercise
                                 Stock             Stock         Contractual          Price             Price
              Exercise           Options           Options     Life of Options      of Options        of Options
                 Price        Outstanding       Exercisable      Outstanding       Outstanding        Exercisable
           ----------------  ---------------   ---------------  ----------------  ---------------  ----------------
           $    1.05 - 2.00          713,132           376,409         7.0 years  $          1.46  $           1.46
           $    2.01 - 3.00          378,250           226,950         6.7 years  $          2.66  $           2.66
           $    3.01 - 4.25           29,180            29,180         2.8 years  $          4.25  $           4.25
                             ----------------  ----------------

                                   1,120,562           632,539
                             ================  ================

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

                                                                             SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                   AUGUST 31, 2003

------------------------------------------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------------------
         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended August 31, 2003 and 2002:


                                                                                      2003               2002
                                                                                ---------------    ----------------
                  Net income
                      As reported                                               $     2,506,060    $        484,915
                      Pro forma                                                 $     2,163,195    $        256,364
                  Basic earnings per common share
                      As reported                                               $          0.73    $           0.14
                      Pro forma                                                 $          0.63    $           0.08
                  Diluted earnings per common share
                      As reported                                               $          0.67    $           0.14
                      Pro forma                                                 $          0.58    $           0.07

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended August 31, 2002. (The Company did not grant any options during the year ended August 31,
         2003): dividend yield of 0%, expected volatility of 92%, risk-free interest rate of 3%, and expected life of five years. The weighted-average fair value of options granted during the year ended August 31, 2002 was $0.76, and the weighted-average exercise price was $1.05.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Other Stock Options
         -------------------
         As of August 31, 2003, the Company granted the Board of Directors options to purchase 7,206 shares of common stock at exercise prices ranging from $1.20 to $5.25.

                                                                               SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                     AUGUST 31, 2003

--------------------------------------------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

         The components of the income tax provision for the years ended August
31, 2003 and 2002 were as follows:
                                                                                      2003               2002
                                                                                ----------------   -----------------
                  Current
                      Federal                                                   $             -    $              -
                      State                                                             (43,057)             (1,600)
                                                                                ----------------   -----------------

                                                                                        (43,057)             (1,600)
                                                                                ----------------   -----------------

                  Deferred
                      Federal                                                         1,028,953                   -
                      State                                                             262,157                   -
                                                                                ----------------   -----------------

                                                                                      1,291,110                   -
                                                                                ----------------   -----------------

                           TOTAL                                                $     1,248,053    $          1,600
                                                                                ================   =================

         A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31, 2003 and 2002:

                                                                                      2003               2002
                                                                                ---------------    ---------------
                  Income tax computed at federal statutory tax rate                     34.0%               34.0%
                  State taxes, net of federal benefit                                    5.9                 6.1
                  Expired state net operating losses                                     -                   8.1
                  Research and development credit                                       (2.9)                -
                  Change in valuation allowance                                       (137.5)              (48.4)
                  Other                                                                  0.2                 0.5
                                                                                ---------------    ---------------

                      TOTAL                                                            (100.3%)              0.3%
                                                                                ===============    ===============

         Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31, 2003 and 2002 consisted of the following:

                                                                               SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                     AUGUST 31, 2003

--------------------------------------------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES (CONTINUED)

                                                                                      2003               2002
                                                                                ----------------   -----------------
                  Deferred tax assets
                      Accrued payroll and other expenses                        $       132,700    $        207,300
                      Accrued warranty and service costs                                 19,200              13,300
                      Net operating loss carryforward                                 1,386,500           1,332,200
                      Property and equipment                                                910              15,700
                                                                                ----------------   -----------------

                           Total deferred tax assets                                  1,539,310           1,568,500

                  Valuation allowance                                                         -           1,383,500
                                                                                ----------------   -----------------

                                                                                      1,539,310             185,000
                                                                                ----------------   -----------------

                  Deferred tax liabilities
                      State taxes                                                       (88,000)            (56,200)
                      Capitalized computer software development
                           costs                                                       (160,200)           (128,800)
                                                                                ----------------   -----------------

                               Total deferred tax liabilities                          (248,200)           (185,000)
                                                                                ----------------   -----------------

                                    NET DEFERRED TAX ASSETS                     $     1,291,110    $              -
                                                                                ================   =================

         The Company's valuation allowance decreased by $513,400 during the year ended August 31, 2003. At August 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $2,580,000 and $1,171,000, respectively, that expire through 2023.


NOTE 9 - RELATED PARTY TRANSACTIONS

         As of August 31, 2003, included in accrued bonuses to officers was $73,538, which represented 5% of the Company's net income before bonuses and taxes given to the Company's President as an annual bonus.

         As of August 31, 2003, included in accrued bonuses to officers was $60,000, which represented 4% of the Company's net income before bonuses and taxes given to the Corporate Secretary as an annual bonus.

                                                                               SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                     AUGUST 31, 2003

--------------------------------------------------------------------------------------------------------------------

NOTE 10 - LINES OF BUSINESS

         For internal reporting purposes, management segregates the Company into two divisions as follows for the years ended August 31, 2003 and 2002:

                                                                            August 31, 2003
                                               --------------------------------------------------------------------
                                                Simulations
                                                  Plus, Inc.      Words+, Inc.      Eliminations         Total
                                               ---------------  ----------------  ---------------  ----------------
                  Net sales                    $     3,106,165  $      2,378,555  $             -  $      5,484,720
                  Income (loss) from
                    operations                 $     1,400,536  $       (135,092) $             -  $      1,265,444
                  Identifiable assets          $     4,172,470  $        836,568  $    (1,041,475) $      3,967,563
                  Capital expenditures         $        30,914  $         46,380  $             -  $         77,294
                  Depreciation and
                    amortization               $        23,684  $          9,690  $             -  $         33,374


                                                                            August 31, 2002
                                               --------------------------------------------------------------------
                                                Simulations
                                                  Plus, Inc.      Words+, Inc.      Eliminations         Total
                                               ---------------  ----------------  ---------------  ----------------

                  Net sales                    $     2,043,178  $      2,400,664  $             -  $      4,443,842
                  Income (loss) from
                    operations                 $       675,113  $       (174,999) $             -  $        500,114
                  Identifiable assets          $     1,572,422  $        712,803  $      (699,234) $      1,585,991
                  Capital expenditures         $        13,677  $         21,652  $             -  $         35,329
                  Depreciation and
                    amortization               $        27,802  $         36,356  $             -  $         64,158

         Most corporate expenses, such as legal and accounting expenses and public relations expenses, are included in Simulations Plus, Inc.