Form 10QSB
period 2003-11-30
SIMULATIONS PLUS INC
filed 2004-01-14
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 30, 2003 or

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

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of January 14, 2004, was 3,439,374.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

                                Table of Contents

                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at November 30, 2003 (unaudited)         2

         Consolidated Statements of Operations for the three months
          ended November 30, 2003 and 2002  (unaudited)                      3

         Consolidated Statements of Cash Flows for the three months
          ended November 30, 2003 and 2002 (unaudited)                       4

         Notes to Consolidated Financial Statements (unaudited)              5

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                             9

         Results of Operations                                              14

         Liquidity and Capital Resources                                    16

Item 3.  Controls and Procedures                                            16

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18

Item 2.  Changes in Securities                                              18

Item 3.  Defaults upon Senior Securities                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 5.  Other Information                                                  18

Item 6.  Exhibits and Reports on Form 8-K                                   18

Signature                                                                   19

Exhibit - Certifications                                                    20

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                            AT NOVEMBER 30, 2003
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents (Note 2)                             $   351,067
     Accounts receivable, net of allowance for doubtful accounts
         of $26,180 and present value discount of $30,513             1,281,720
     Inventory (Note 3)                                                 236,410
     Prepaid expenses and other current assets                           21,631
                                                                    ------------

            Total current assets                                      1,890,828

LONG TERM RECEIVABLES, net of present value discount
     of $29,165                                                         270,835
CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $1,847,166 (Note 4)             369,581
PROPERTY AND EQUIPMENT, net (Note 5)                                     74,621
DEFERRED TAX (Note 6)                                                 1,291,110
OTHER ASSETS                                                             10,890
                                                                    -----------

                TOTAL ASSETS                                        $ 3,907,865
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   174,046
     Accrued payroll and other expenses                                 283,906
     Accrued warranty and service costs                                  39,159
     Current portion of deferred revenue                                 11,416
     Other current liabilities (Note 7)                                   2,726
                                                                    ------------

         Total current liabilities                                      511,253

DEFERRED REVENUE                                                         28,547
OTHER LONG TERM LIABILITIES (Note 7)                                      5,451
                                                                    ------------

            Total liabilities                                           545,251
                                                                    ------------

COMMITMENTS AND CONTINGENCIES (Note 7)                                       --

SHAREHOLDERS' EQUITY (Note 8)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,439,374 shares issued and outstanding                          3,440
     Additional paid-in capital                                       4,696,676
     Accumulated deficit                                             (1,337,502)
                                                                    ------------

            Total shareholders' equity                                3,362,614
                                                                    ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 3,907,865
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                                    SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                                                              (Unaudited)
-----------------------------------------------------------------------------------------
                                                                2003             2002
                                                            ------------     ------------
NET SALES                                                   $ 1,138,733      $ 1,077,515

COST OF SALES                                                   351,746          332,798
                                                            ------------     ------------

GROSS PROFIT                                                    786,987          744,717
                                                            ------------     ------------

OPERATING EXPENSES
     Selling, general, and administrative                       605,823          502,881
     Research and development                                   143,393          109,598
                                                            ------------     ------------

        Total operating expenses                                749,216          612,479
                                                            ------------     ------------

INCOME FROM OPERATIONS                                           37,771          132,238
                                                            ------------     ------------

OTHER INCOME (EXPENSE)
     Interest income                                             20,487               15
     Interest expense                                              (366)          (1,540)
                                                            ------------     ------------

        Total other income (expense)                             20,121           (1,525)
                                                            ------------     ------------

INCOME BEFORE BENEFIT FROM (PROVISION FOR)
     INCOME TAXES                                                57,892          130,713

BENEFIT FROM (PROVISION FOR) INCOME TAXES
     Provision for income tax                                   (11,173)              --
     Change in valuation allowance                                   --               --
                                                            ------------     ------------

        Total benefit from (provision for) income taxes         (11,173)              --
                                                            ------------     ------------

NET INCOME                                                  $    46,719      $   130,713
                                                            ============     ============

BASIC EARNINGS PER SHARE                                    $      0.01      $      0.04
                                                            ============     ============

Diluted earnings per share                                  $      0.01      $      0.04
                                                            ============     ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                    3,417,202        3,408,331
                                                            ============     ============

     DILUTED                                                  4,128,092        3,430,768
                                                            ============     ============

       The accompanying notes are an integral part of these financial statements.

                                            3

                                                 SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                                                           (Unaudited)
--------------------------------------------------------------------------------------

                                                                2003           2002
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                               $  46,719      $ 130,713
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization of property and
           equipment                                             8,060          9,932
        Amortization of capitalized software development
           costs                                                52,552         35,550

        (Increase) decrease in
           Accounts receivable                                 140,788         50,168
           Inventory                                           (44,571)       (47,417)
           Other assets                                         44,382          7,275
        Increase (decrease) in
           Accounts payable                                       (962)       (13,604)
           Accrued expenses                                      5,097        (11,684)
           Accrued payroll for officers                             --        (58,333)
           Accrued bonuses to officers                        (133,538)       (54,057)
           Accrued warranty and service costs                   (5,571)         4,503
           Deferred revenue                                     (6,454)        11,546
                                                             ----------     ----------

             Net cash provided by operating activities         106,502         64,592
                                                             ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                         (2,970)       (27,029)
    Capitalized computer software development costs            (48,209)       (18,352)
                                                             ----------     ----------

             Net cash used in investing activities             (51,179)       (45,381)
                                                             ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capitalized lease obligations                   (1,787)        (3,610)
    Proceeds from the exercise of stock options                 36,798             --
                                                             ----------     ----------

             Net cash provided by (used in)
                financing activities                            35,011         (3,610)
                                                             ----------     ----------

               Net increase (decrease) in cash and cash
                  equivalents                                $  90,334      $  15,601

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   260,733         36,072
                                                             ----------     ----------

CASH AND CASH EQUIVALENTS, END OF QUARTER                    $ 351,067      $  51,673
                                                             ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                            $     366      $   1,540
                                                             ==========     ==========

    INCOME TAXES PAID                                        $  47,000      $   1,600
                                                             ==========     ==========

    SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
         Minolta copier with a zero book value was traded-in for a new Ricoh copier/printer. The remaining obligation of $8,177 was assumed by the lessor of Ricoh copier/printer in the exchange for a higher per print cost.

      The accompanying notes are an integral part of these financial statements.

                                          4

                             SIMULATIONS PLUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: GENERAL
-------

As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

ESTIMATES
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2: CASH AND CASH EQUIVALENTS
-------

We maintain cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of November 30, 2003, the uninsured portions aggregated to $246,000. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash and cash equivalents.

Note 3: INVENTORY
-------

Inventory is stated at the lower of cost (first-in, first-out basis) or market, and consists of computers and peripheral computer equipment.

Note 4: CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS
-------

Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and the purchase of existing software to be used in our software products.

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

Note 5: FURNITURE AND EQUIPMENT
-------

Furniture and equipment as of November 30, 2003 consisted of the following:

         Equipment                                             $ 137,690
         Computer equipment                                      287,032
         Furniture and fixtures                                   52,704
         Leasehold improvements                                   38,215
                                                               ----------
                                                                 515,641
         Less accumulated depreciation                          (441,020)
                                                               ----------
                                                               $  74,621
                                                               ==========

Note 6: INCOME TAX
-------

The Company utilizes SFAS No. 109 "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

Note 7: OTHER LIABILITIES
-------

We lease certain facilities for our corporate and operations offices under a non-cancelable operating lease agreement that expires in September 2005. During the first fiscal quarter of 2004 (FY04), we agreed to a 3-year non-cancelable operating lease for a printer/copier. In this agreement, we traded in the previous copier with an additional per charge per print for the new printer/copier. Accordingly, the remaining balance on the lease of the previous copier will be amortized over the term of the lease. The equipment that was traded in had a book value of zero (the original cost of $37,967 with accumulated depreciation of $37,967) at the time of transaction.

Note 8: STOCKHOLDERS' EQUITY
-------

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

As of November 30, 2003, 1,093,035 shares have been issued and outstanding to various employees at an exercise price equal to the fair market value of our stock price at the date of each grant, with five-year vesting periods. Also, in accordance with the by-laws of the corporation, a total of 7,206 shares have been issued to the Board of Directors at exercise prices ranging from $1.20 to $5.25, with a three-year vesting period. At the end of the first fiscal quarter of 2004, 33,343 options have been exercised by employees.

Note 9: EARNINGS PER SHARE
-------

Effective February 28, 1998, we adopted SFAS No. 128 "Earnings Per Share."

Note 10: REVENUE RECOGNITION
--------

We recognize revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position No. 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the time of shipment, and the costs of providing such support services are accrued and amortized over the obligation period. Ongoing improvements and upgrades of any significance are infrequent and minimal in nature and timing. We provide additional training and service calls to our customers for a fee. We recognize revenues from these activities at the time the training or service call is provided. The Company believes its history of collections with its existing customers is sufficient to overcome the presumption that revenue should be recognized in time with the expected cash collections, and has therefore recognized the entire license fee, net of an applicable discount, at the time of the software's release and acceptance by the customer.

Note 11:  LINE OF BUSINESS
--------

For internal reporting purposes, management segregates the Company into two divisions. Results for each division and consolidated results are as follows for the three months ended November 30, 2003 and 2002:

                                                                 November 30, 2003
                                    -----------------------------------------------------------------------------
                                          Simulations
                                           Plus, Inc.         Words +, Inc.        Eliminations          Total
                                    -----------------------------------------------------------------------------
Net Sales                                     642,293              496,440                             1,138,733
Income (loss)
  from operations                             135,148              (97,377)                               37,771
Identifiable assets                         4,189,068              651,521          (963,279)          3,877,310
Capital expenditures                                0                2,970                                 2,970
Depreciation and
  amortization                                  3,957                4,103                                 8,060
                                    -----------------------------------------------------------------------------

                                                                 November 30, 2002
                                    -----------------------------------------------------------------------------
                                          Simulations
                                           Plus, Inc.         Words +, Inc.        Eliminations          Total
                                    -----------------------------------------------------------------------------
Net Sales                                     506,619              570,896                             1,077,515
Income (loss)
  from operations                             162,385              (30,147)                              132,238
Identifiable assets                         1,642,942              735,227          (786,704)          1,591,465
Capital expenditures                                0               27,029                                27,029
Depreciation and
  amortization                                  4,539                5,393                                 9,932
                                    -----------------------------------------------------------------------------

Note 12:  SUBSEQUENT EVENT
--------

On December 23, 2003, Words+, Inc., the Company's subsidiary, has purchased all of the rights, title, and interest in the Say-it! SAM augmentative communication device developed by SAM Communications, LLC, for 35,000 shares of Simulations Plus restricted common stock. The value of this technology acquisition was recorded at $4.65 per share; equal to the closing price of the Company's stock on the date the agreement was singed. Its costs are capitalized in accordance with SFAS No. 86 (see Note 4) and amortized over the estimated economic life of the product, not exceeding three years.

Item 2. Management's Discussion and Analysis or Plan of Operations

                           FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF SIMULATIONS PLUS, INC., A CALIFORNIA CORPORATION (REFERRED TO IN THIS REPORT AS THE "COMPANY") AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

GENERAL

BUSINESS
--------

Simulations Plus, Inc. (the "Company" or "Simulations Plus", or "we" or "our") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce two types of products: (1) Simulations Plus, incorporated in 1996, develops and produces modeling and simulation software for use in pharmaceutical research and for education, and also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program called Abbreviate! for the retail market.

DESCRIPTION OF SIMULATION AND MODELING SOFTWARE
-----------------------------------------------

The development of simulation software involves (1) understanding the underlying science of the process to be simulated, (2) breaking the process down into the lowest practical level of sub-processes which can be represented mathematically,
(3) developing mathematical equations for each of these sub-processes, and (4) programming the equations into computer subroutines. Software subroutines are then integrated into the overall simulation program, with appropriate coordination between modules and design of a user-friendly interface for inputs and outputs. The predictions of the simulations are compared to known results in order to calibrate the software. The types of simulation software we produce are based on the equations of chemistry and physics that describe or "model" the behavior of things in the real world.

PRODUCTS
--------

Our GastroPlus(TM) pharmaceutical software simulates how drugs are absorbed in the human body and in animals. The simulation has equations for the movement of the drug through the gastrointestinal tract, how fast it dissolves in the stomach and intestines, whether it is converted to a different molecular form by chemical reactions or by metabolism by enzymes in the gastrointestinal tract, and how fast it is absorbed through the intestinal wall into the blood stream. If some additional inputs are provided, it also simulates the amount of drug in the blood plasma versus time. With an optional module called PDPlus(TM), the program can also simulate how a drug affects the body, such as reducing pain, reducing blood pressure, or reducing depression. Adverse side effects can also be simulated.

We believe GastroPlus is the "gold standard" for simulation of oral drug absorption in the pharmaceutical industry. In addition to pharmaceutical companies, recent sales have included a number of drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are considerably smaller than the pharmaceutical giants, they can save cost and time through accurate simulations of their drug delivery technologies. We believe this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus.

In 1998, we signed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including data from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat. As a part of this License Agreement, we are also entitled to ongoing consulting assistance in the development and further enhancement of the GastroPlus absorption simulation model from TSRL staff, including Dr. Gordon Amidon. We believe that the strategic advantage of exclusive access to TSRL's database, technology and expertise, combined with our own expertise in absorption, pharmacokinetics, and pharmacodynamics simulation, have resulted in GastroPlus becoming the de facto standard for oral drug absorption simulation and analysis within the pharmaceutical industry. We are aware that other companies have developed competitive software; however, based on customer feedback, we believe there is no significant competitive threat for GastroPlus at this time. We believe that the addition of the Metabolism and Transporter Module last year, the recently released PDPlus module, and ongoing upgrades of the core simulation are advances in the state-of-the-art of oral drug absorption, pharmacokinetics, and pharmacodynamics analysis. The PBPKPlus module now in development will further extend the utility of GastroPlus within the industry. Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been invited speakers at over 30 prestigious scientific meetings worldwide in the past two years, and they continue to be invited to present at a variety of meetings worldwide. We also conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it.

In addition to simulation software, we produce software that consists of statistically significant models (equations) that predict various properties of chemical compounds from just their molecular structures. When drug companies try to find new drugs, they search through thousands or millions of potential molecular structures (combinations of atoms arranged in different ways to make molecules) to find a good molecule. In order for a new molecule to become an approved drug, it must have acceptable values for certain properties, such as solubility (how much can be dissolved in a glass of water), permeability (how well it gets absorbed through the intestinal wall), and others.

Our QMPRPlus(TM) program provides estimates for several important properties of new drug-like molecules with only their structures as input. Recent developments have included adding a prediction of the percent of a new drug that would be absorbed at dose levels of 1, 10, 100, and 1000 milligrams, and the addition of the prediction of ionization constants ("pKa's") for molecules, which tells chemists whether the molecules will ionize (add or give up hydrogen atoms) in the body. Ionization has a major effect on some other properties, like solubility.

GastroPlus and QMPRPlus are used by almost every major and a number of smaller pharmaceutical companies in the U.S., Europe, and Japan. The number of customers continues to grow each year. Our revenue growth reflects the cumulative effect of new license sales added to annual license renewals from the previous year.

QMPRchitect (TM) was released in July of 2003. This program is used to generate the predictive models used in QMPRPlus. With QMPRchitect, scientists can use their own experimental data for a set of molecules to create a new predictive model. For example, if a company had some experimental data for solubility for 500 new molecules that were somewhat similar to each other (called a "chemical series"), they could use QMPRchitect to make a predictive model for solubility that would be a good predictor for other molecules in the same series. In the past, we have needed 2-3 months to produce equivalent models. With QMPRchitect, the time is usually reduced to a few hours or days.

We continue to enhance GastroPlus, QMPRPlus, and QMPRchitect, and we are also developing new core products to add to our catalog of software for pharmaceutical research.

In addition to our pharmaceutical software, we also produce a set of award-winning science experiment simulations (computer programs for Windows and Macintosh computers) for middle school and high school students under the umbrella name of FutureLab(TM). These simulations incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, universal gravitation, ideal gases, etc.), and allow students to design and conduct their own experiments in a virtual laboratory environment. Although development of FutureLab software was discontinued in 1998, low-level sales have continued through distributors in the U.S., U.K. Australia, and New Zealand.

CONTRACT RESEARCH SERVICES
--------------------------

We offer contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, and related technologies. These studies provide us an additional source of revenue, as well as a means to introduce our software products to new customers. These studies are also beneficial to us to validate and enhance our products by studying actual data in the pharmaceutical industry. A services contract with a major pharmaceutical company was signed last year. This company has numerous software licenses, but desires additional consultation assistance from our scientists for certain complex simulation problems.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------

In the area of simulation software for pharmaceutical research, we are developing additional modules for GastroPlus, QMPRPlus, and QMPRchitect. Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1) PBPKPlus(TM) Module
-----------------------

The PBPKPlus Module for GastroPlus is in early development. This module will enable researchers to predict the amount of drug that reaches different body tissues and organs. This is an important new capability because it opens up the market to researchers who deal in later stage clinical trials, and who routinely perform PBPK (physiologically based pharmacokinetic) and PD (pharmacodynamic) analyses. Until now, these analyses were performed using models that treated absorption and its related processes with simplified models - often so simplified that calculations were in error. With PBPKPlus integrated with the sophisticated absorption model in GastroPlus, researchers will be able to perform more accurate simulations and analyses to better understand how a drug moves from the blood into different tissues and organs. Without the ability to predict these effects, clinical trial costs can soar when trials must be repeated to determine proper dosing levels. We expect to release this additional-cost module later this fiscal year.

(2) Multiple Particle Size Dissolution Model
--------------------------------------------

The current dissolution model in GastroPlus uses a single "effective" particle size. While this model has represented most tablets, capsules, and suspensions we have dealt with to date reasonably well, formulation researchers know that real dosage forms do not consist of particles that are all one size. Instead, there is a distribution of particle sizes from smaller than the average size to larger than the average size. Smaller particles dissolve faster than larger particles. For some drugs, this results in dissolution behavior that is not well modeled with a single effective particle size. This new model will allow formulation researchers to assess the effects of different particle size distributions on dissolution and absorption.

(3) DDDPlus(TM)
---------------

The DDDPlus (Dose Disintegration and Dissolution Plus) project originally began in 2000, and proceeded at a slow pace until 2003, in between other higher priority projects. DDDPlus will simulate how different tablets and capsules disintegrate and dissolve during in vitro (in the laboratory) experiments. The program will include the effects of changing formulation excipients (additives that are not the active drug). This tool will be a valuable asset for formulation scientists as they search for optimum formulations that provide desirable properties at minimum cost.

(4) QMPRPlus(TM) upgrades
-------------------------

We continue to add new molecular descriptors and new predicted ADMET properties to QMPRPlus(TM). Last year we completed the development of two new, additional-cost modules, one for predicting ionization constants ("pKa Module') and one for predicting the fraction of a dose that will be absorbed at dose levels of 1, 10, 100, and 1000 milligrams ("Fraction Absorbed Module"). Other enhancements have been included to allow the program to account for a wider variety of molecular features ("descriptors") to be used in its mathematical models.

DISABILITY PRODUCT DEVELOPMENT
------------------------------

Our wholly owned subsidiary, Words+, Inc. has been an industry technology leader for over 22 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys and Talking Screen, as well as our growing line of hardware products. We will also consider acquisitions of other products, businesses and companies that are complementary to its existing augmentative and alternative communication and computer access business lines. We recently announced the purchase of the Say-it! SAM technologies from SAM Communications, LLC of San Diego, which gives us our smallest, lightest augmentative communication system based on a Compaq iPAQ personal digital assistant (PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this acquisition has enabled us to move into this market segment faster and at lower cost than developing the product ourselves.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                                        Three Months Ended
                                                    ------------------------------------------------------------
                                                               11/30/03                      11/30/02
                                                    ------------------------------- ----------------------------
Net sales                                                   $ 1,139           100%       $ 1,078           100%
Cost of sales                                                   352           30.9           333           30.9
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                    787           69.1           745           69.1
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                             606           53.2           503           46.7
Research and development                                        143           12.6           110           10.2
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                        749           65.8           613           56.9
                                                    ---------------- -------------- ------------- --------------
Income from operations                                           38            3.3           132           12.2
                                                    ---------------- -------------- ------------- --------------
Other income (expenses)                                          20            1.8           (1)           (0.0)
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                          58            5.1           131           12.2
                                                    ---------------- -------------- ------------- --------------
Provision for income taxes                                       11            1.0            --             --
                                                    ---------------- -------------- ------------- --------------
Net income                                                  $    47            4.1%      $   131           12.2%
                                                    ================ ============== ============= ==============

NET SALES

Consolidated net sales increased $61,000, or 5.7%, to $1,139,000 in the first fiscal quarter of 2004 (FY04) from $1,078,000 in the first fiscal quarter of 2003 (FY03). Simulations Plus, Inc.'s sales from pharmaceutical and educational software increased approximately $136,000, or 26.8%; however, our Words+, Inc. subsidiary's sales decreased approximately $75,000, or 13.1%, for the quarter. Much of the increase in our pharmaceutical software sales is attributable to the exercise of an option under the large multi-year order we received during the 4th quarter of FY03 for an additional geographic location. This option added a fifth site for the modified "ADME Partners" program under that license agreement, which provides virtually unlimited licenses for the use of our GastroPlus(TM), QMPRPlus(TM), and QMPRchitect(TM) software products with all optional modules. Management attributes the decrease in Words+ sales primarily to the low sales of TuffTalker Plus, which declined approximately $27,000, or 67%, compared to the same period of the previous year and some decline in software sales. Management attributes these declines primarily due to heavy competition in picture-based communication systems.

COST OF SALES

Consolidated cost of sales increased $19,000, or 5.7%, to $352,000 in the first fiscal quarter of FY04 from $333,000 in the first fiscal quarter of FY03. The percentage of cost of sales in the first fiscal quarter of FY04 is the same as the first fiscal quarter of FY03. For Simulations Plus, cost of sales increased $22,000, or 41.4%. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which increased $15,000, or 50.3%, and an increase in royalty expense of $7,000, or 30.3% which represents royalty payments to TSRL. The change in percentage of cost of sales between the first fiscal quarter of FY04 and FY03 is an increase of 1.4%, 12.1% in FY04 and 10.9% in FY03. Management attributes this slight increase in percentage of cost of sales primarily to a proportional increase in amortization of capitalized software development costs compared to sales.

For Words+, cost of sales decreased $5,000, or 2.0%. The change in percentage of cost of sales between the first fiscal quarter of FY04 and FY03 was an increase of 6.0%. Management attributes the percentage increase in cost of sales for Words+ primarily to the fact that the percentage of sales generated by products with higher profit margins, such as software, was less than products with lower profit margins, such as computer-based systems.

GROSS PROFIT

Consolidated gross profit increased $42,000, or 5.6%, to $787,000 in the first quarter of FY04 from $745,000 in the first quarter of FY03. Management attributes this increase to a significant increase in pharmaceutical software sales, resulting in approximately 25% increase in gross profit for these sales. This increase outweighed a decrease in gross profit generated by Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $103,000, or 20.5%, to $606,000 in the first fiscal quarter of FY04 from $503,000 in the first fiscal quarter of FY03. For Simulations Plus, selling, general and administrative expenses increased $119,000, or 65.6%. The major increases in expenses were in the categories of other taxes due to sales to foreign countries, a transfer of administrative personnel wages from Words+ to Simulations Plus for internal tracking purposes, investor relation's fees which began in the last fiscal quarter of last year, and payroll-related expenses such as health insurance and 401(k) matching contributions. These increases outweighed small decreases in dues/subscriptions, employee benefits, and depreciation.

For Words+, expenses decreased $16,000, or 4.9%, due to a transfer of administrative personnel wages from Words+ to Simulations Plus for internal tracking purposes, contract labor, technical service costs, recruiting expense, and utilities. These decreases outweighed increases in selling expense, such as commission to sales reps and travel expense, dues/subscriptions, insurance, and telephone.

RESEARCH AND DEVELOPMENT

We incurred approximately $191,000 of research and development costs for both companies during the first quarter of FY04. Of this amount, $48,000 was capitalized and $143,000 was expensed. In the first quarter of FY03, we incurred $128,000 of research and development costs, of which $18,000 was capitalized and $110,000 was expensed. The increase of $63,000, or 49.2% in research and development expenditure from the first quarter of FY03 to the first quarter of FY04 was due to staff expansion and salary increases.

OTHER INCOME (EXPENSE)

Interest income in the first quarter of FY04 increased by $20,000 due primarily to the amortization of present value discount on long-term receivables.

PROVISION FOR INCOME TAXES

Although the Company had a Net Operating Loss (NOL) carried forward which was applied to the Company's Federal income tax liability, the State of California suspended the NOL carry forward for two years beginning with fiscal years that began after January 2002, resulting in a $11,000 tax due to the state of California for the first quarter FY04.

NET INCOME

Consolidated net income before tax for the three months' operations decreased by $84,000, or 64.1%, to $47,000 in the first quarter of FY04 compared to $131,000 in the first quarter of FY03. Management attributes this decrease in profit primarily to the increases in cost of sales, selling, general and administrative expenses, research and development expenses and provision for income taxes, which outweighed increases in sales and other income.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations and a bank line of credit. The Company has available a $500,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 1.5%. At November 30, 2003, the outstanding balance under the revolving line of credit was zero. The revolving line of credit is secured by the Company's assets, consisting of tangible personal property (except goods in transit), is personally guaranteed by the Company's President, and expires in May 2004.

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

Item 3.  Controls and Procedures
         -----------------------

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Director of Finance concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

         (b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's Internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on form 8-K
         --------------------------------

         (a)      Exhibits:

                  31.1-2 Certification of Chief Executive Officer and Chief Financial Officer
                  99.1 Press release dated December 12, 2003. (Incorporated by reference to the Company's Form 8-K filed on December 12, 2003.)
                  99.1 Press release dated December 29, 2003. (Incorporated by reference to the Company's Form 8-K filed on December 29, 2003.)

         (b)      Reports on Form 8-K

                  On December 12, 2003, Simulations Plus, Inc. issued a press release announcing preliminary revenue for the fiscal quarter ending November 30, 2003. Following the press release, Form 8-K was filed on December 12, 2003.

                  On December 29, 2003, Simulations Plus, Inc. issued a press release announcing that its Words+, Inc. subsidiary had purchased all of the rights, title, and interest in the Say-it! SAM augmentative communication device developed by SAM Communications, LLC for 35,000 shares of Simulations Plus restricted common stock.

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 14, 2004.

                                                    Simulations Plus, Inc.

Date:  January 14, 2004                     By:     /s/ MOMOKO BERAN
                                                    ----------------
                                                    Momoko Beran
                                                    Chief Financial Officer