Form 10QSB
period 2004-02-29
SIMULATIONS PLUS INC
filed 2004-04-12
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 29, 2004 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

         For the transition period from _________ to _________

                        Commission file number: 000-21665

                             SIMULATIONS PLUS, INC.
                             ----------------------
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

Yes [X]   No [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of April 7, 2004, was 3,537,625.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

                                Table of Contents

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at February 29, 2004 (unaudited)           2

         Consolidated Statements of Operations for the three and six months
          ended February 29, 2004 and February 28, 2003 (unaudited)            4

         Consolidated Statements of Cash Flows for the three and six months
          ended February 29, 2004 and February 28, 2003 (unaudited)            5

         Notes to Consolidated Financial Statements (unaudited)                7

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                              13

         Results of Operations                                                18

         Liquidity and Capital Resources                                      23

Item 3.  Controls and Procedures                                              23

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    24

Item 2.  Changes in Securities                                                24

Item 3.  Defaults upon Senior Securities                                      24

Item 4.  Submission of Matters to a Vote of Security Holders                  24

Item 5.  Other Information                                                    24

Item 6.  Exhibits and Reports on Form 8-K                                     24

Signature                                                                     25

Exhibit - Certifications                                                      26

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                            at February 29, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents (Note 6)                              $   57,396
     Accounts receivable, net of allowance for doubtful accounts
         of $17,121 and present value discount of $11,629             1,379,011
     Inventory (Note 7)                                                 229,589
     Prepaid expenses and other current assets                           55,413
                                                                     -----------
            Total current assets                                      1,721,409

LONG TERM RECEIVABLES, net of present value discount
     of $52,843                                                         491,157
CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $1,903,792 (Note 4)             520,172
PROPERTY AND EQUIPMENT, net (Note 8)                                     77,726
DEFERRED TAX (Note 5)                                                 1,291,110
OTHER ASSETS                                                             11,150
                                                                     -----------
                TOTAL ASSETS                                         $4,112,724
                                                                     ===========


   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                            at February 29, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $  173,980
     Accrued payroll and other expenses                                 259,031
     Accrued warranty and service costs                                  39,058
     Current portion of deferred revenue                                 11,416
     Other current liabilities (Note 9)                                   2,808
                                                                     -----------
         Total current liabilities                                      486,293

DEFERRED REVENUE                                                         25,693
OTHER LONG TERM LIABILITIES (Note 9)                                      4,667
                                                                     -----------
            Total liabilities                                           516,653

COMMITMENTS AND CONTINGENCIES (Note 9)                                       --

SHAREHOLDERS' EQUITY (Note 10)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,499,509 shares issued and outstanding                          3,500
     Additional paid-in capital                                       4,897,446
     Accumulated deficit                                             (1,304,875)
                                                                     -----------
            Total shareholders' equity                                3,596,071
                                                                     -----------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,112,724
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                                                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              for the six months ended February 29, and 28,
                                                                                (Unaudited)
-------------------------------------------------------------------------------------------

                                                                       2004         2003
                                                                    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $  79,346    $ 197,348
    Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization of property and equipment       19,512       23,350
         Amortization of capitalized software development costs       109,178       71,102
         (Increase) decrease in
           Accounts receivable                                       (176,825)     172,882
           Inventory                                                  (37,750)     (18,610)
           Other assets                                                10,340      (21,485)
         Increase (decrease) in
           Accounts payable                                            (1,028)     (24,528)
           Accrued expenses                                           (19,778)    (100,842)
           Accrued payroll for officers                                    --     (100,000)
           Accrued bonuses to officers                               (133,538)     (54,057)
           Accrued warranty and service costs                          (5,672)       6,191
           Deferred revenue                                            (9,308)       1,849
                                                                    ----------   ----------
              Net cash provided by (used in) operating activities    (165,523)     153,200
                                                                    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                               (17,906)     (37,009)
    Sale of property and equipment                                        379           --
    Capitalized computer software development costs                   (92,676)     (86,683)
                                                                    ----------   ----------
              Net cash used in investing activities                  (110,203)    (123,692)
                                                                    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capitalized lease obligations                          (2,489)      (6,796)
    Proceeds from the exercise of stock options                        74,878        1,310
                                                                    ----------   ----------
              Net cash provided by (used in) financing activities      72,389       (5,486)
                                                                    ----------   ----------
                Net increase (decrease) in cash and cash
                  equivalents                                       $(203,337)   $  24,022

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          260,733       36,072
                                                                    ----------   ----------
CASH AND CASH EQUIVALENTS, END OF QUARTER                           $  57,396    $  60,094
                                                                    ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                                   $     384    $   1,540
                                                                    ==========   ==========
    INCOME TAXES PAID                                               $  47,000    $   1,600
                                                                    ==========   ==========

    SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS

     1. Minolta copier with a zero book value was traded-in for a new Ricoh copier/printer. The remaining obligation of $8,177 was assumed by the lessor of Ricoh copier/printer in the exchange for a higher per print cost.

     2. The Company purchased all of the rights, title, and interest in the Say-it! SAM augmentative communication device developed by SAM Communications, LLC, for 35,000 shares of Simulations Plus restricted common stock at $4.65 per share equal to the closing price on the date when the agreement was signed.



   The accompanying notes are an integral part of these financial statements.


                                                                             SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           for the three and six months ended February 29, and 28,
                                                                                                       (Unaudited)
------------------------------------------------------------------------------------------------------------------

                                                             Three months ended              Six months ended
                                                         ---------------------------   ---------------------------
                                                             2004           2003           2004           2003
                                                         ------------   ------------   ------------   ------------
NET SALES                                                $ 1,368,750    $ 1,120,029    $ 2,507,483    $ 2,197,544

COST OF SALES                                                459,790        371,795        811,536        704,593
                                                         ------------   ------------   ------------   ------------
GROSS PROFIT                                                 908,960        748,234      1,695,947      1,492,951
                                                         ------------   ------------   ------------   ------------
OPERATING EXPENSES
    Selling, general, and administrative                     733,747        598,946      1,339,617      1,101,827
    Research and development                                 153,989         81,585        297,382        191,183
                                                         ------------   ------------   ------------   ------------
       Total operating expenses                              887,736        680,531      1,636,999      1,293,010
                                                         ------------   ------------   ------------   ------------
INCOME FROM OPERATIONS                                        21,224         67,703         58,948        199,941
                                                         ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE)
    Interest income                                           19,271             19         39,758             34
    Interest expense                                             (65)        (1,087)          (384)        (2,627)
                                                         ------------   ------------   ------------   ------------
       Total other income (expense)                           19,206         (1,068)        39,374         (2,593)
                                                         ------------   ------------   ------------   ------------
INCOME BEFORE BENEFIT FROM (PROVISION FOR)
    INCOME TAXES                                              40,430         66,635         98,322        197,348

BENEFIT FROM (PROVISION FOR) INCOME TAXES
    Provision for income tax                                  (7,803)            --        (18,976)            --
    Change in valuation allowance                                 --             --             --             --
                                                         ------------   ------------   ------------   ------------
       Total benefit from (provision for) income taxes        (7,803)            --        (18,976)            --
                                                         ------------   ------------   ------------   ------------
NET INCOME                                               $    32,627    $    66,635    $    79,346    $   197,348
                                                         ============   ============   ============   ============
BASIC EARNINGS PER SHARE                                 $      0.01    $      0.02    $      0.02    $      0.06
                                                         ============   ============   ============   ============
Diluted earnings per share                               $      0.01    $      0.02    $      0.02    $      0.05
                                                         ============   ============   ============   ============
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                                  3,469,994      3,408,331      3,443,598      3,408,575
                                                         ============   ============   ============   ============
    DILUTED                                                4,209,459      3,781,590      4,209,459      3,781,590
                                                         ============   ============   ============   ============



                    The accompanying notes are an integral part of these financial statements.


                                                                  SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                               For the Years Ended February 29, and 28,
                                                                                            (Unaudited)
-------------------------------------------------------------------------------------------------------

                                         Common Stock         Additional
                                  --------------------------    Paid-In     Accumulated
                                     Shares        Amount       Capital       Deficit         Total
                                  ------------  ------------  ------------  ------------   ------------
BALANCE, AUGUST 31, 2002            3,408,331   $     3,409   $ 4,654,756   $(3,890,281)   $   767,884

SHARES ISSUED UPON EXERCISE
   OF STOCK OPTIONS                     3,916             4         5,149                        5,153

NET INCOME                                                                    2,506,060      2,506,060
                                  ------------  ------------  ------------  ------------   ------------
BALANCE, AUGUST 31, 2003            3,412,247   $     3,413   $ 4,659,905   $(1,384,221)   $ 3,279,097
                                  ============  ============  ============  ============   ============
SHARES ISSUED UPON
   PURCHASING SAY-IT! SAM PROD         35,000            35       162,715                      162,750

SHARES ISSUED UPON EXERCISE
    OF STOCK OPTIONS                   52,262            52        74,826                       74,878

NET INCOME                                                                       79,346         79,346
                                  ------------  ------------  ------------  ------------   ------------
BALANCE, FEBRUARY 29, 2004          3,499,509   $     3,500   $ 4,897,446   $(1,304,875)   $ 3,596,071
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

Note 2: CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Actual results could differ from those estimates. Critical accounting policies for us include revenue recognition (see Note 3), accounting for capitalized software development costs (see Note 4), and accounting for income taxes (see Note 5).

Note 3:  REVENUE RECOGNITION

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

From time to time, we offer certain customers multi-year contracts with extended payment terms. SOP 97-2 requires us to evaluate these contracts to determine if they qualify for recognition of revenue in a manner similar to our one-year contracts. On these contracts, we evaluate the collection and concession history with these customers and products to overcome the presumption that revenue should be recognized in line with cash collections. To date, we have recognized these contracts on delivery to and acceptance by the customer of the product. Substantial judgment is required in evaluating the relevant history and contract economics of these extended contracts, and could materially impact recorded revenue and unearned revenue in our financial statements.

Note 4: CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS

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

Note 5: INCOME TAX

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

Note 6: CASH AND CASH EQUIVALENTS

We maintain cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of February 29, 2004, all cash deposits are insured by FDIC. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash and cash equivalents.

Note 7: INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market, and consists of computers and peripheral computer equipment.

Note 8: FURNITURE AND EQUIPMENT

Furniture and equipment as of February 29, 2004 consisted of the following:

         Equipment                                       $  98,884
         Computer equipment                                337,236
         Furniture and fixtures                             52,704
         Leasehold improvements                             38,215
                                                         ----------
                                                           527,039
         Less accumulated depreciation                    (449,313)
                                                         ----------
                                                         $  77,726
                                                         ==========

Note 9: OTHER LIABILITIES

We lease certain facilities for our corporate and operations offices under a non-cancelable operating lease agreement that expires in September 2005. During the second fiscal quarter of 2004 (FY04), we agreed to a 3-year non-cancelable operating lease for a printer/copier. In this agreement, we traded in the previous copier with an additional per charge per print for the new printer/copier. Accordingly, the remaining balance on the lease of the previous copier will be amortized over the term of the lease. The equipment that was traded in had a book value of zero (the original cost of $37,967 with accumulated depreciation of $37,967) at the time of transaction.

Note 10: STOCKHOLDERS' EQUITY

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

As of February 29, 2004, 1,075,106 shares have been issued and outstanding to various employees at an exercise price equal to the fair market value of our stock price at the date of each grant, with five-year vesting periods. Also, in accordance with the by-laws of the corporation, a total of 7,206 shares have been issued to the Board of Directors at exercise prices ranging from $1.20 to $5.25, with a three-year vesting period. At the end of the second fiscal quarter of 2004, 58,478 options have been exercised by employees.

On December 23, 2003, Words+, Inc., the Company's subsidiary, has purchased all of the rights, title, and interest in the Say-it! SAM augmentative communication device developed by SAM Communications, LLC, for 35,000 shares of Simulations Plus restricted common stock. The value of this technology acquisition was recorded at $4.65 per share; equal to the closing price of the Company's stock on the date the agreement was signed. Its costs are capitalized in accordance with SFAS No. 86 (see Note 4) and amortized over the estimated economic life of the product, not exceeding three years.

Note 11: EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company's common share equivalents consist of stock options.

Note 12:  STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

Note 13:  Segment and Geographic Reporting

The Company accounts for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the six months ended February 29, 2004 and February 28, 2003:

                                              February 29, 2004
                            ----------------------------------------------------
                            Simulations
                             Plus, Inc. Words +, Inc.  Eliminations     Total
                            -----------  -----------   -----------   -----------
Net Sales                    1,384,557    1,122,926                   2,507,483
Income (loss)
  from operations              311,768     (241,820)                     79,346
Identifiable assets          4,571,061      984,293    (1,442,630)    4,112,724
Capital expenditures             1,981       15,925                      17,906
Depreciation and
  amortization                   7,548       11,964                      19,512
                            -----------  -----------   -----------   -----------


                                              February 28, 2003
                            ----------------------------------------------------
                            Simulations
                             Plus, Inc. Words +, Inc.  Eliminations     Total
                            -----------  -----------   -----------   -----------
Net Sales                    1,088,782    1,108,762                   2,197,544
Income (loss)
  from operations              282,991      (85,643)                    197,348
Identifiable assets          1,686,368      735,662      (915,564)    1,506,466
Capital expenditures            73,008       50,684                     123,692
Depreciation and
  amortization                  71,953       22,499                      94,452
                            -----------  -----------   -----------   -----------

In addition, the Company allocates revenues to geographic areas based on the location of its customers. Geographical revenues for the six months ended February 29, 2004 were as follows (in thousand):


                  North                                      South
                 America     Europe     Asia     Oceania    America     Total
-------------- ---------- ---------- ---------- ---------- ---------- ----------
Simulations
Plus, Inc.           530        434        420        -0-        -0-      1,384
-------------- ---------- ---------- ---------- ---------- ---------- ----------
Words+, Inc.         964        103         37         14         5       1,123
-------------- ---------- ---------- ---------- ---------- ---------- ----------
Total              1,494        537        457         14         5       2,507
-------------- ---------- ---------- ---------- ---------- ---------- ----------


Note 14:  SUBSEQUENT EVENT

The Company was approved for listing on the American Stock Exchange on March 9, 2004 and commenced trading under the ticker symbol "SLP" beginning Wednesday, March 17, 2004.

Since March 1, 2004, additional 38,116 options have been exercised by employees.

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

Disability Product Development
------------------------------

Our wholly owned subsidiary, Words+, Inc. has been an industry technology leader for over 22 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys and Talking Screen, as well as our growing line of hardware products. We will also consider acquisitions of other products, businesses and companies that are complementary to its existing augmentative and alternative communication and computer access business lines. We recently announced the purchase of the Say-it! SAM technologies from SAM Communications, LLC of San Diego, which gives us our smallest, lightest augmentative communication system based on a Compaq iPAQ personal digital assistant (PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this technology purchase has enabled us to move into this market segment faster and at lower cost than developing the product ourselves.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                     Three Months Ended
                                           -------------------------------------
                                                02/29/04           02/28/03
                                           -----------------  ------------------
Net sales                                  $ 1,369     100%   $ 1,120     100%
Cost of sales                                  460      33.6      372      33.2
                                           -------   -------  -------   --------
Gross profit                                   909      66.4      748      66.8
                                           -------   -------  -------   --------
Selling, general and administrative            734      53.6      599      53.5
Research and development                       154      11.2       81       7.2
                                           -------   -------  -------   --------
Total operating expenses                       888      64.8      680      60.7
                                           -------   -------  -------   --------
Income from operations                          21       1.5       68       6.1
                                           -------   -------  -------   --------
Other income (expenses)                         19       1.4       (1)     (0.0)
                                           -------   -------  -------   --------
Net income before taxes                         40       2.9       67       6.1
                                           -------   -------  -------   --------
Provision for income taxes                       7       0.5        0       0
                                           -------   -------  -------   --------
Net income                                 $    33       2.4% $    67       6.1%
                                           =======   =======  =======   ========

NET SALES

Consolidated net sales increased $249,000, or 22.2%, to $1,369,000 in the second fiscal quarter of 2004 (FY04) from $1,120,000 in the second fiscal quarter of 2003 (FY03). Simulations Plus, Inc.'s sales from pharmaceutical and educational software increased approximately $160,000, or 27.5%, and our Words+, Inc. subsidiary's sales increased approximately $89,000, or 16.6%, for the quarter. The increase in our pharmaceutical software sales is attributable in part to another multi-year global license we received from one of the largest pharmaceutical company during the second quarter of FY04. Management attributes the increase in Words+ sales primarily to the increase in sales of our Freedom 2000 product line, a special Medicare-approved dedicated device, which outweighed the decrease in sales of our TuffTalker Plus.

COST OF SALES

Consolidated cost of sales increased $88,000, or 23.7%, to $460,000 for the second fiscal quarter of 2004 (FY04) from $372,000 in the second fiscal quarter of 2003 (FY03). The percentage of cost of sales in the second fiscal quarter of FY04 is slightly increased by 0.4% from the second fiscal quarter of FY03. For Simulations Plus, cost of sales increased $22,000, or 25.4%. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which increased $18,000, or 58.75%, and an increase in royalty expense of $4,000, or 7.4% which represents royalty payments to TSRL. As a percentage of total revenues, cost of sales for our pharmaceutical software business for the second fiscal quarter of FY04 was 14.7%, compared to 15.0% for the second fiscal quarter of FY03, a decrease of 0.3%. Management attributes this slight decrease in percentage of cost of sales primarily to a proportional decrease in the percentage of sales paid as royalty to TSRL, which is only on licenses of the basic GastroPlus program. All other software products and modules are not subject to royalty payments.

For Words+, cost of sales increased $66,000, or 23.1%. The change in cost of sales as a percentage of revenues between the second fiscal quarter of FY04 and FY03 was an increase of 3.0%. Management attributes the percentage increase in cost of sales for Words+ primarily to the fact that the proportion of sales generated by products with higher profit margins, such as software, compared to products with lower profit margins, such as computer-based systems, decreased in FY04.

GROSS PROFIT

Consolidated gross profit increased $161,000, or 21.5%, to $909,000 in the second quarter of FY04 from $748,000 in the second quarter of FY03. Management attributes this increase to a significant increase in pharmaceutical software sales, resulting in approximately 28% increase in gross profit for these sales in addition to a slight gross profit generated by Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $135,000, or 22.5%, to $734,000 in the second fiscal quarter of FY04 from $599,000 in the second fiscal quarter of FY03. For Simulations Plus, selling, general and administrative expenses increased $47,000, or 15.8%. The major increases in expenses were in the categories of commission expense, salaries/bonus, payroll tax, 401(k) matching contributions, insurance, and travel expenses. These increases outweighed decreases in vacation expense, contract labor, public relations, and supplies.

For Words+, expenses increased $88,000, or 29.1%, primarily due to increases in selling expenses, such as commission expense, catalog, trade shows, travel, and salaries/bonus, payroll tax, and insurance. These increases outweighed decreases in dues & subscriptions, postage, supplies, and telephone.

RESEARCH AND DEVELOPMENT

We incurred approximately $360,000 of research and development costs for both companies during the second quarter of FY04. Of this amount, $206,000 was capitalized and $154,000 was expensed. In the second quarter of FY03, we incurred $150,000 of research and development costs, of which $69,000 was capitalized and $81,000 was expensed. The increase of $210,000, or 140.0% in research and development expenditure from the second quarter of FY03 to the second quarter of FY04 was due primarily to the purchase of Say-it! SAM technology, staff expansion, salary increases, and year-end bonus increases.

OTHER INCOME (EXPENSE)

Interest income in the second quarter of FY04 increased by $19,000 due primarily to the amortization of present value discounts on long-term receivables. The interest expense in the second quarter of FY04 decreased by $1,000 which is attributable primarily to eliminated interest expense on leased equipment.

PROVISION FOR INCOME TAXES

Although the Company had a Net Operating Loss (NOL) carried forward which was applied to the Company's Federal income tax liability, the State of California suspended the NOL carry forward for two years beginning with fiscal years that began after January 2002, resulting in a $7,000 tax due to the state of California for the second quarter FY04.

NET INCOME

Consolidated net income for the three months' operations decreased by $34,000, or 50.8%, to $33,000 in the second quarter of FY04 compared to $67,000 in the second quarter of FY03. Management attributes this decrease in profit primarily to the increases in cost of sales, selling, general and administrative expenses, and research and development expenses and provision for income taxes, which outweighed increases in sales and other income.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                     Six Months Ended
                                           -------------------------------------
                                                02/29/04           02/28/03
                                           -----------------  ------------------
Net sales                                  $ 2,507     100%   $ 2,198     100%
Cost of sales                                  811      32.4      705      32.1
                                           -------   -------  -------   --------
Gross profit                                 1,696      67.6    1,493      67.9
                                           -------   -------  -------   --------
Selling, general and administrative          1,340      53.4    1,102      50.1
Research and development                       297      11.9      191       8.7
                                           -------   -------  -------   --------
Total operating expenses                     1,637      65.3    1,293      58.8
                                           -------   -------  -------   --------
Income from operations                          59       2.3      200       9.1
                                           -------   -------  -------   --------
Other income (expenses)                         39       1.6       (3)     (0.1)
                                           -------   -------  -------   --------
Net income before taxes                         98       3.9      197       8.0
                                           -------   -------  -------   --------
Provision for income taxes                      19       0.8        0       0
                                           -------   -------  -------   --------
Net income                                 $    79       3.1% $   197       9.0%
                                           =======   =======  =======   ========


NET SALES

Consolidated net sales increased $309,000, or 14.1%, to $2,507,000 for the six months ended February 29, 2004 compared to $2,198,000 for the six month ended February 28, 2003. Simulations Plus, Inc.'s sales from pharmaceutical and educational software increased approximately $296,000, or 27.2%, and Words+, Inc. subsidiary's sales increased approximately $13,000, or 1.3%, for the same six month periods. The increase in our pharmaceutical software sales is attributable in part to the exercise of an option under the large multi-year order we received during the 4th quarter of FY03 for an additional geographic location. This option added a fifth site for the modified "ADME Partners" program under that license agreement, which provides virtually unlimited licenses for the use of our GastroPlus(TM), QMPRPlus(TM), and QMPRchitect(TM) software products with all optional modules. The increase is also due in part to another multi-year global license the Company received from one of our largest pharmaceutical customers during the second quarter of FY04. Management attributes the increase in Words+ sales primarily to the increase in sales of our Freedom 2000 product line, a special Medicare-approved dedicated device, which outweighed lower sales of our TuffTalker Plus and decreases in software sales to overseas customers.

COST OF SALES

Consolidated cost of sales increased $106,000, or 15.0%, to $811,000 for the six months ended February 29, 2004 from $705,000 for the six months ended February 28, 2003. The percentage of cost of sales for the six months ended February 29, 2004 increased by 0.3%. For Simulations Plus, cost of sales increased $45,000, or 31.6%. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which increased $33,000, or 54.5%, and an increase in royalty expense of $12,000, or 14.3% which represents royalty payments to TSRL. The change in percentage of cost of sales between the first six months of FY04 and FY03 is an increase of 0.4%, 13.5% in FY04 and 13.1% in FY03. Management attributes this slight increase in percentage of cost of sales primarily to a proportional increase in amortization of capitalized software development costs compared to sales.

For Words+, cost of sales increased $61,000, or 11.0%. The change in percentage of cost of sales between the first six months of FY04 and FY03 was an increase of 5.5%. Management attributes the percentage increase in cost of sales for Words+ primarily to the fact that the percentage of sales generated by products with higher profit margins, such as software, was less than products with lower profit margins, such as complete computer-based systems.

GROSS PROFIT

Consolidated gross profit increased $203,000, or 13.6%, to $1,696,000 for the six months ended February 29, 2004 from $1,493,000 for the six months ended February 28, 2003. Management attributes this increase to a significant increase in pharmaceutical software sales, resulting in approximately 27% increase in gross profit for these sales. This increase outweighed a decrease in gross profit generated by Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $238,000, or 21.6%, to $1,340,000 for the six months ended February 29, 2004 from $1,102,000 for the six months ended February 28, 2003. For Simulations Plus, selling, general and administrative expenses increased $166,000, or 34.7%. The major increases in expenses were in the categories of other taxes due to sales to foreign countries, commissions, salary/bonus, payroll tax, 401(k) matching, insurance, printing, investor relations, and travel. These increases outweighed small decreases in contract labor, public relations, dues/subscriptions, employee benefits, and depreciation.

For Words+, expenses increased $72,000, or 11.5%. The increases in expenses were in the categories of selling expenses, such as commissions, catalog, and trade shows, insurance, salary/bonus, and payroll tax. These increases outweighed decreases in contract labor, dues/subscriptions, postage, and technical service costs.

RESEARCH AND DEVELOPMENT

We incurred approximately $550,000 of research and development costs for both companies during the first six months of FY04. Of this amount, $253,000 was capitalized and $297,000 was expensed. For the first six months of FY03, we incurred $278,000 of research and development costs, of which $87,000 was capitalized and $191,000 was expensed. The increase of $272,000, or 49.4% in research and development expenditure from the first six months of FY03 to the same period of FY04 was due to the purchase of the Say-it! SAM technology, staff expansion, and salary increases.

OTHER INCOME (EXPENSE)

Interest income for the first six months of FY04 increased by $39,000 due primarily to the amortization of present value discounts on long-term receivables. Interest expense declined by $3,000 for the same time period which is attributable to eliminated interest expense on leased equipment since all leased equipment has been paid off or traded-in.

PROVISION FOR INCOME TAXES

Although the Company had a Net Operating Loss (NOL) carried forward which was applied to the Company's Federal income tax liability, the State of California suspended the NOL carry forward for two years beginning with fiscal years that began after January 2002, resulting in a $19,000 tax due to the state of California for the first six months of FY04.

NET INCOME

Consolidated net income for the six months' operations decreased by $118,000, or 59.9%, to $79,000 for the six months ended February 29, 2004 compared to $197,000 for the six months ended February 28, 2003. Management attributes this decrease in profit primarily to the increases in cost of sales, selling, general and administrative expenses, research and development expenses, and provision for income taxes, which outweighed increases in sales and other income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations and a bank line of credit. The Company has available a $500,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 1.5%. At February 29, 2004, the outstanding balance under the revolving line of credit was zero. The revolving line of credit is secured by the Company's assets, consisting of tangible personal property (except goods in transit), is personally guaranteed by the Company's President, and expires in May 2004. The renewal paperwork is due by April 10, 2004, and is currently a work-in-process.

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

Item 3.   Controls and Procedures

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Director of Finance concluded that the Company's disclosure controls and procedures are effective in providing timely alert to them for material information relating to the Company required to be included in the Company's periodic SEC filings.

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

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None.

Item 5.           Other Information
                  -----------------
                  None.

Item 6.           Exhibits and Reports on form 8-K

                  (a) Exhibits:

                  31.1-2 Certification of Chief Executive Officer and Chief Financial Officer
                  99.1     Press release dated January 14, 2004.
                           (Incorporated by reference to the Company's Form 8-K filed on January 14, 2004.)
                  99.1 Press release dated December 29, 2003. (Incorporated by reference to the Company's Form 8-K filed on December 29, 2003.)

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

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 14, 2004.

                                              Simulations Plus, Inc.

Date:  April 12, 2004                         By: /s/ MOMOKO BERAN
                                                  ----------------------------
                                                  Momoko Beran
                                                  Chief Financial Officer