Form 10QSB
period 2004-05-31
SIMULATIONS PLUS INC
filed 2004-07-15
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2004 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

              For the transition period from _________ to _________

                        Commission file number: 000-21665

                             Simulations Plus, Inc.
                             ----------------------
                 (Name of small business issuer in its charter)

          California                                             95-4595609
          ----------                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              identification No.)

                                1220 W. Avenue J
                            Lancaster, CA 93534-2902
                            ------------------------
           (Address of principal executive offices including zip code)

                                 (661) 723-7723
                                 --------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of July 7, 2004, was 3,552,043.

                             Simulations Plus, Inc.
                                   FORM 10-QSB
                   For the Quarterly Period Ended May 31, 2004

                                Table of Contents
                                                                            Page
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at May 31, 2004 (unaudited)               2

         Consolidated Statements of Operations for the three and nine
           months ended May 31, 2004 and May 31, 2003 (unaudited)             4

         Consolidated Statements of Cash Flows for the three and nine
           months ended May 31, 2004 and May 31, 2003 (unaudited)             5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                             11

         Results of Operations                                               15

         Liquidity and Capital Resources                                     19

Item 3.  Controls and Procedures                                             19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 2.  Changes in Securities                                               20

Item 3.  Defaults upon Senior Securities                                     20

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 5.  Other Information                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                    20

Signature                                                                    21

Exhibit - Certifications                                                     22

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 at May 31, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents (Note 6)                               $  402,058
     Accounts receivable, net of allowance for doubtful accounts
         of $15,187 and present value discount of $42,512              1,516,355
     Inventory (Note 7)                                                  365,363
     Prepaid expenses and other current assets                           147,267
                                                                      ----------

            Total current assets                                       2,431,043

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $1,935,726 (Note 4)              539,275
PROPERTY AND EQUIPMENT, net (Note 8)                                      72,353
DEFERRED TAX (Note 5)                                                  1,291,110
OTHER ASSETS                                                              11,150
                                                                      ----------

                TOTAL ASSETS                                          $4,344,931
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 at May 31, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   131,573
     Accrued payroll and other expenses                                 323,643
     Accrued warranty and service costs                                  36,605
     Current portion of deferred revenue                                 11,416
     Other current liabilities (Note 9)                                   2,808
                                                                    ------------

         Total current liabilities                                      506,045

DEFERRED REVENUE                                                         22,839
OTHER LONG TERM LIABILITIES (Note 9)                                      3,965
                                                                    ------------

            Total liabilities                                           532,849
                                                                    ------------

COMMITMENTS AND CONTINGENCIES (Note 9)                                       --

SHAREHOLDERS' EQUITY (Note 10)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,545,243 shares issued and outstanding                          3,546
     Additional paid-in capital                                       4,961,861
     Accumulated deficit                                             (1,153,325)
                                                                    ------------

            Total shareholders' equity                                3,812,082
                                                                    ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 4,344,931
                                                                    ============

   The accompanying notes are an integral part of these financial statements.


                                                                             SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                       for the three and nine months ended May 31,
                                                                                                       (Unaudited)
------------------------------------------------------------------------------------------------------------------

                                                             Three months ended             Nine months ended
                                                         ---------------------------   ---------------------------
                                                            2004            2003           2004           2003
                                                         ------------   ------------   ------------   ------------
NET SALES                                                $ 1,233,220    $ 1,260,592    $ 3,740,703    $ 3,458,137

COST OF SALES                                                382,731        414,299      1,194,267      1,118,892
                                                         ------------   ------------   ------------   ------------

GROSS PROFIT                                                 850,489        846,293      2,546,436      2,339,245
                                                         ------------   ------------   ------------   ------------

OPERATING EXPENSES
    Selling, general, and administrative                     622,005        540,183      1,961,622      1,639,110
    Research and development                                 117,972         73,801        415,354        264,984
                                                         ------------   ------------   ------------   ------------

       Total operating expenses                              739,977        613,984      2,376,976      1,904,094
                                                         ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS                                       110,512        232,309        169,460        435,151
                                                         ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
    Interest income                                           22,445             37         62,203             72
    Interest expense                                            (383)        (3,046)          (767)        (5,674)
    Gain (loss) on sale of assets                                 --         (2,312)            --         (2,312)
                                                         ------------   ------------   ------------   ------------

       Total other income (expense)                           22,062         (5,321)        61,436         (7,914)
                                                         ------------   ------------   ------------   ------------

INCOME BEFORE BENEFIT FROM (PROVISION FOR)
    INCOME TAXES                                             132,574        226,988        230,896        427,237

BENEFIT FROM (PROVISION FOR) INCOME TAXES
    Provision for income tax                                      --             --             --             --
    Change in valuation allowance                                 --             --             --             --
                                                         ------------   ------------   ------------   ------------

       Total benefit from (provision for) income taxes            --             --             --             --
                                                         ------------   ------------   ------------   ------------

NET INCOME                                               $   132,574    $   226,988    $   230,896    $   427,237
                                                         ============   ============   ============   ============

BASIC EARNINGS PER SHARE                                 $      0.04    $      0.07    $      0.07    $      0.13
                                                         ============   ============   ============   ============

Diluted earnings per share                               $      0.03    $      0.06    $      0.06    $      0.11
                                                         ============   ============   ============   ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                                  3,536,406      3,411,390      3,474,760      3,409,527
                                                         ============   ============   ============   ============

    DILUTED                                                4,046,223      3,716,906      4,046,223      3,716,906
                                                         ============   ============   ============   ============

                    The accompanying notes are an integral part of these financial statements.

                                                        4

                                                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          for the nine months ended May 31,
                                                                                (Unaudited)
-------------------------------------------------------------------------------------------
                                                                      2004          2003
                                                                    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $ 230,896    $ 427,237
    Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization of property and
           equipment                                                   27,289       33,379
         Amortization of capitalized software development
           costs                                                      141,112      114,142

         (Increase) decrease in
           Accounts receivable                                        176,988       83,073
           Inventory                                                 (173,524)      11,253
           Other assets                                               (81,514)      (6,600)
         Increase (decrease) in
           Accounts payable                                           (43,436)     (65,016)
           Accrued expenses                                            44,835      (63,309)
           Accrued payroll for officers                                    --     (198,916)
           Accrued bonuses to officers                               (133,538)     (54,057)
           Accrued warranty and service costs                          (8,125)      11,702
           Deferred revenue                                           (12,162)      (4,605)
                                                                    ----------   ----------

              Net cash provided by operating activities               168,821      288,283
                                                                    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                               (24,015)     (56,059)
    Proceeds from sale of property and equipment                        4,084        1,559
    Capitalized computer software development costs                  (143,713)    (161,955)
                                                                    ----------   ----------

              Net cash used in investing activities                  (163,644)    (216,455)
                                                                    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capitalized lease obligations                          (3,191)      (8,976)
    Proceeds from the exercise of stock options                       139,339        4,676
                                                                    ----------   ----------

              Net cash provided by (used in) financing activities     136,148       (4,300)
                                                                    ----------   ----------

                Net increase in cash and cash
                  equivalents                                       $ 141,325    $  67,528

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          260,733       36,072
                                                                    ----------   ----------

CASH AND CASH EQUIVALENTS, END OF QUARTER                           $ 402,058    $ 103,600
                                                                    ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    INTEREST PAID                                                   $     767    $   1,540
                                                                    ==========   ==========
    INCOME TAXES PAID                                               $   1,600    $   1,600
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

Note 6: CASH AND CASH EQUIVALENTS

We maintain cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. We have not experienced any losses in bank accounts and we believe we are not exposed to any significant credit risk on cash and cash equivalents.

Note 7: INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market, and consists of computers and peripheral computer equipment.

Note 8: FURNITURE AND EQUIPMENT

Furniture and equipment as of May 31, 2004 consisted of the following:

         Equipment                                       $ 148,485
         Computer equipment                                290,479
         Furniture and fixtures                             52,704
         Leasehold improvements                             38,215
                                                         ----------
                                                           529,883
         Less accumulated depreciation                    (457,530)
                                                         ----------
                                                         $  72,353
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

As of May 31, 2004, 1,097,166 shares have been issued and outstanding to various employees at an exercise price equal to the fair market value of our stock price at the date of each grant, with five-year vesting periods. Also, in accordance with the by-laws of the corporation, a total of 7,206 shares have been issued to the Board of Directors at exercise prices ranging from $1.20 to $5.25, with a three-year vesting period. At the end of the third fiscal quarter of 2004, 104,212 options have been exercised by employees.

On December 23, 2003, Words+, Inc., the Company's subsidiary, purchased all rights, title, and interest in the Say-it! SAM augmentative communication device developed by SAM Communications, LLC, for 35,000 shares of Simulations Plus restricted common stock. The value of this technology acquisition was recorded at $4.65 per share; equal to the closing price of the Company's stock on the date the agreement was signed. Its costs are capitalized in accordance with SFAS No. 86 (see Note 4) and amortized over the estimated economic life of the product, not exceeding three years.

The table below represents a reconciliation of the company's pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method (in thousands, except per share data):

                                                                                  Three         Three
                                                                                  Months        Months
                                                                                   2004          2003
                                                                                -----------   -----------
Net income
     As reported                                                                $  132,574    $  226,988
         Stock based employee compensation cost, net of
                  related tax effects, that would have been
                  included in the determination of net income if
                  the fair value method had been applied                           (90,338)      (85,716)
                                                                                -----------   -----------

                  PRO FORMA NET INCOME                                          $   42,236    $  141,272
                                                                                ===========   ===========

Earnings per common share
         Basic - as reported                                                    $     0.04    $     0.07
         Stock based employee compensation cost, net of
                  related tax effects, that would have been
                  included in the determination of net income if
                  the fair value method had been applied                        $     0.01    $     0.03

         Diluted - as reported                                                  $     0.03    $     0.06
         Stock based employee compensation cost, net of
                  related tax effects, that would have been
                  included in the determination of net income if
                  the fair value method had been applied                        $     0.01    $     0.02





                                                                                   Nine          Nine
                                                                                  Months        Months
                                                                                   2004          2003
                                                                                -----------   -----------
Net income
     As reported                                                                $  230,896    $  427,237
         Stock based employee compensation cost, net of
                  related tax effects, that would have been
                  included in the determination of net income if
                  the fair value method had been applied                          (271,013)     (257,149)
                                                                                -----------   -----------

                  PRO FORMA NET INCOME/(LOSS)                                   $  (40,117)   $  170,088
                                                                                ===========   ===========

Earnings per common share
         Basic - as reported                                                    $     0.07    $     0.13
         Stock based employee compensation cost, net of
                  related tax effects, that would have been
                  included in the determination of net income if
                  the fair value method had been applied                        $    (0.01)   $     0.08

         Diluted - as reported                                                  $     0.06    $     0.11
         Stock based employee compensation cost, net of
                  related tax effects, that would have been
                  included in the determination of net income if
                  the fair value method had been applied                        $    (0.01)   $     0.07

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

Note 12:  STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair-value-based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value-based method and has disclosed the pro forma effect of using the fair-value-based method to account for its stock-based compensation.

Note 13:  Segment and Geographic Reporting

The Company accounts for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the nine months ended May 31, 2004 and May 31, 2003:

                                   ---------------------------------------------------------
                                                        May 31, 2004
                                   ---------------------------------------------------------
                                    Simulations
                                    Plus, Inc     Words +, Inc.  Eliminations      Total
                                   ------------   ------------   ------------   ------------
Net Sales                            1,987,646      1,753,057                     3,470,703
Income (loss) from operations          487,182       (317,722)                      169,460
Identifiable assets                  4,836,230      1,103,627     (1,594,926)     4,344,931
Capital expenditures                     3,447         20,568                        24,015
Depreciation and Amortization          129,466         38,935                       168,401





                                   ---------------------------------------------------------
                                                        May 31, 2003
                                   ---------------------------------------------------------
                                    Simulations
                                    Plus, Inc     Words +, Inc.  Eliminations      Total
                                   ------------   ------------   ------------   ------------
Net Sales                            1,703,358      1,754,779                     3,458,137
Income (loss) from operations          549,225       (114,074)                      435,151
Identifiable assets                  1,857,184        728,126       (950,583)     1,634,727
Capital expenditures                    35,232         20,827                        56,059
Depreciation and Amortization          109,018         38,503                       147,521


In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the nine months ended May 31, 2004 were as follows (in thousand):

                                  North                                         South
                                 America     Europe      Asia       Oceania     America      Total
                               ----------  ----------  ----------  ----------  ----------  ----------
Simulations Plus, Inc.               900         560         528          -0-         -0-      1,988
Words+, Inc.                       1,543         143          45          16           6       1,753
                               ----------  ----------  ----------  ----------  ----------  ----------
Total                              2,443         703         573          16           6        3,741
                               ==========  ==========  ==========  ==========  ==========  ===========

Note 14:  SUBSEQUENT EVENT

Since June 1, 2004, an additional 6,800 options have been exercised by employees.

On July 2, 2004, the Company announced to restructure its Words+ subsidiary. The purpose of restructure is to reduce expenses to ensure profitable results for the current quarter. In addition to the reduction in workforce that was completed on June 30, the Company also is instituting a number of other changes to increase our operating efficiency and to maximize dealer effectiveness. The Company expects the actions taken for the subsidiary to result in a savings approaching $100,000 for the current quarter.

                           FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF SIMULATIONS PLUS, INC., A CALIFORNIA CORPORATION (REFERRED TO IN THIS REPORT AS THE "COMPANY") AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

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

We also produce software that predicts properties of potential new drug molecules just from their molecular structure. This type of software employs sophisticated mathematical algorithms to find empirical correlations between sets of chemical descriptors and the property to be predicted. Unlike simulation software, this type of software is not based on theoretical models, but instead is based on finding mathematical relationships such as artificial neural network ensembles and other statistical methods, that seem to predict properties, but for which there is no underlying scientific theory and equations to understand why the models work.

Products
--------

Our GastroPlus(TM) computer program simulates how drugs are absorbed in the human body and in animals. The simulation has equations for the movement of the drug through the gastrointestinal tract, how fast it dissolves in the stomach and intestines, whether it is converted to a different molecular form by chemical reactions or by metabolism by enzymes in the gastrointestinal tract, and how fast it is absorbed through the intestinal wall into the blood stream. If some additional inputs are provided, it also simulates the amount of drug in the blood plasma versus time. With an optional module called PDPlus(TM), the program can also simulate how a drug affects the body, such as reducing pain, reducing blood pressure, or reducing depression. Adverse side effects can also be simulated with PDPlus.

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

In 1998, we signed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including data from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat. As a part of this License Agreement, we are also entitled to ongoing consulting assistance in the development and further enhancement of the GastroPlus absorption simulation model from TSRL staff, including Dr. Gordon Amidon. We believe that the strategic advantage of exclusive access to TSRL's database, technology and expertise, combined with our own expertise in absorption, pharmacokinetics, and pharmacodynamics simulation, have resulted in GastroPlus becoming the de facto standard for oral drug absorption simulation and analysis within the pharmaceutical industry. We are aware that other companies have developed competitive software; however, based on customer feedback, we believe there is no significant competitive threat for GastroPlus at this time. We believe that the Metabolism and Transporter Module last year, the PDPlus module, and ongoing upgrades of the core simulation have been significant advances in the state-of-the-art of oral drug absorption, pharmacokinetics, and pharmacodynamics analysis. The PBPKPlus module now in development will further extend the utility of GastroPlus within the industry. Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been invited speakers or presenters at over 40 prestigious scientific meetings worldwide in the past three years. We also conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it.

In addition to simulation software, we produce software that consists of statistically significant models (equations) that predict various properties of chemical compounds from just their molecular structures. When drug companies try to find new drugs, they search through thousands or millions of potential molecular structures (combinations of atoms arranged in different ways to make molecules). In order for a new molecule to become an approved drug, it must have acceptable values for all of its properties, such as solubility (how much can be dissolved in a glass of water), permeability (how well it gets absorbed through the intestinal wall), toxicity, and others.

Our QMPRPlus(TM) program provides estimates for approximately 40 properties of new drug-like molecules with only their structures as input. Recent developments have included adding a prediction of the percent of a new drug that would be absorbed at dose levels of 1, 10, 100, and 1000 milligrams, and the addition of the prediction of ionization constants ("pKa's") for molecules, which tells chemists whether the molecules will ionize (add or give up hydrogen atoms) at different pH levels in the body. Ionization is especially important because it has a major effect on some other properties, like solubility. QMPRPlus is now one of the few programs available in the world that provides accurate prediction of pKas, and we believe the predictive accuracy of the pKa model in QMPRPlus is unsurpassed. With this new capability, QMPRPlus combines the most comprehensive set of predictions for Absorption, Distribution, Metabolism and Excretion (ADME) available today.

GastroPlus and/or QMPRPlus are used by almost every major and a number of smaller pharmaceutical companies in the U.S., Europe, and Japan. The number of customers continues to grow each year. Our revenue growth reflects the cumulative effect of new license sales added to annual license renewals from the previous year.

QMPRchitect (TM) was released in July of 2003, after two years in development. This powerful program is used to generate the predictive models used in QMPRPlus in a small fraction of the time once required to build these models. With QMPRchitect, scientists can use their own experimental data for their own sets of molecules to create new predictive models. For example, if a company had experimental data for solubility for 500 new molecules that were somewhat similar to each other (called a "chemical series"), it could use QMPRchitect to make a predictive model for solubility that would be a good predictor for other molecules in the same series. In the past, we have needed 2-3 months to produce equivalent models. Now, with QMPRchitect, the time is reduced to a few hours or days.

We continue to enhance GastroPlus, QMPRPlus, and QMPRchitect, and we are developing new core products to add to our catalog of software for pharmaceutical research.

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

Pharmaceutical Simulations Software Product Development
-------------------------------------------------------

In the area of simulation software for pharmaceutical research, we are developing additional modules for GastroPlus, QMPRPlus, and QMPRchitect. Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1) PBPKPlus(TM) Module
-----------------------

The PBPKPlus Module for GastroPlus is in late stage development and beta testing. This module enables researchers to predict the amount of drug that reaches different body tissues and organs. This is an important new capability because it opens up the market to researchers who deal in later stage clinical trials, and who routinely perform PBPK (physiologically based pharmacokinetic) and PD (pharmacodynamic) analyses. Until now, these analyses treated absorption and its related processes with simplified models - often so simplified that calculations were in error. With PBPKPlus integrated with the sophisticated absorption model in GastroPlus, researchers will be able to perform more accurate simulations and analyses to better understand how a drug moves from the blood into different tissues and organs. Without the ability to predict these effects, clinical trial costs can soar when trials must be repeated to determine proper dosing levels. We expect to release this additional-cost module later this year.

(2) Multiple Particle Size Dissolution Model
--------------------------------------------

The current dissolution model in GastroPlus uses a single "effective" particle size. While this has adequately represented the dissolution of most tablets, capsules, and suspensions to date, formulation researchers know that real dosage forms do not consist of particles that are all one size. Instead, there is a distribution of particle sizes from smaller than average to larger than average. Smaller particles dissolve faster than larger particles. For some drugs, this results in dissolution behavior that is not well-modeled with a single effective particle size. This new model will allow formulation researchers to assess the effects of different particle size distributions on dissolution and absorption.

(3) DDDPlus(TM)
---------------

The DDDPlus (Dose Disintegration and Dissolution Plus) project originally began in 2000, and proceeded at a slow pace until 2003, in between other higher priority projects. Development is now in late stage, and simulations are being run to test the equations. In addition, the user interface is being refined to provide a user-friendly program for formulation scientists. DDDPlus simulates how different tablets and capsules disintegrate and dissolve during in vitro (in the laboratory) experiments. The program includes the effects of changing formulation excipients (additives that are not the active drug), and changing the experimental apparatus and fluids used in the experiment. We believe this tool will be a valuable asset for formulation scientists as they search for optimum formulations that provide desirable properties at minimum cost, as well as optimum experimental conditions under which to measure disintegration and dissolution to best predict what will happen in human.

(4) QMPRPlus(TM) upgrades
-------------------------

We continue to add new molecular descriptors and new predicted ADMET properties to QMPRPlus(TM). We recently announced the release of QMPRPlus 5.0, which now incorporates an optional pKa prediction module that we believe is the most accurate pKa predictor available today. This is an important new capability, and comes after two years of intensive development effort. The pKa predictor in QMPRPlus is "thermodynamically accurate" in that it is based on equations that represent the full set of interactions that occur when a molecule has more than one ionization site. Last year we completed the development of a module for predicting the fraction of a dose that will be absorbed at dose levels of 1, 10, 100, and 1000 milligrams ("Fraction Absorbed Module"), which requires accurate pKa values. Now, the pKas are calculated internally. Other enhancements have been included that allow the program to account for a wider variety of molecular features ("descriptors") to be used in its mathematical models.

Disability Product Development
------------------------------

Our wholly owned subsidiary, Words+, Inc. has been an industry technology leader for over 22 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys and Talking Screen, as well as our growing line of hardware products. We will also consider acquisitions of other products, businesses and companies that are complementary to its existing augmentative and alternative communication and computer access business lines. We announced the purchase of the Say-it! SAM technologies from SAM Communications, LLC of San Diego in December 2003, which gave us our smallest, lightest augmentative communication system, which is based on a Compaq iPAQ personal digital assistant (PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this technology purchase has enabled us to move into this market segment faster and at lower cost than developing the product ourselves.

RESULTS OF OPERATIONS

Comparison of Three Months Ended May 31, 2004 and May 31, 2003.

The following table sets forth our consolidated statement of operations (in thousands) and the percentages that such items bear to net sales:

                                                 ----------------------------------------------
                                                             Three Months Ended
                                                 ----------------------------------------------
                                                        05/31/04               05/31/03
                                                 ----------------------  ----------------------
Net sales                                        $   1,233      100%     $   1,260     100%
Cost of sales                                          383       31.1          414       32.9
                                                 ----------  ----------  ----------  ----------
Gross profit                                           850       68.9          846       67.1
                                                 ----------  ----------  ----------  ----------
Selling, general and administrative                    622       50.4          540       42.9
Research and development                               118        9.6           74        5.9
                                                 ----------  ----------  ----------  ----------
Total operating expenses                               740       60.0          614       48.7
                                                 ----------  ----------  ----------  ----------
Income from operations                                 110        8.9          232       18.4
                                                 ----------  ----------  ----------  ----------
Other income (expenses)                                 22        1.8           (5)      (0.4)
                                                 ----------  ----------  ----------  ----------
Net income before taxes                                132       10.7          227       18.0
                                                 ----------  ----------  ----------  ----------
Provision for income taxes                               0          0            0          0
                                                 ----------  ----------  ----------  ----------
Net income                                       $     132       10.7%   $     227       18.0%
                                                 ==========  ==========  ==========  ==========

Net Sales
---------

Consolidated net sales decreased $27,000, or 2.1%, to $1,233,000 in the third fiscal quarter of 2004 (FY04) from $1,260,000 in the third fiscal quarter of 2003 (FY03). Simulations Plus, Inc.'s sales from pharmaceutical and educational software decreased approximately $11,000, or 1.9%, and our Words+, Inc. subsidiary's sales decreased approximately $16,000, or 2.5%, for the quarter. The decrease in our pharmaceutical software sales is due primarily to timing delays in some customers orders, which the Company expected to receive in the third quarter, but were received in the beginning of the forth quarter. Management attributes the decrease in Words+ sales primarily to a decrease in service contract revenue, which outweighed an increase in product sales such as "Say-it! SAM" and dedicated communication device "Freedom 2001".

Cost of Sales
-------------

Consolidated cost of sales decreased $31,000, or 7.5%, to $383,000 for the third fiscal quarter of 2004 (FY04) from $414,000 in the third fiscal quarter of 2003
(FY03). The percentage of cost of sales in the third fiscal quarter of FY04 decreased by 1.8% from the third fiscal quarter of FY03. For Simulations Plus, cost of sales decreased $4,000, or 6.0%. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which decreased $7,000, or 22.0%. The decrease in amortization outweighed an increase in royalty expense of $2,000, or 4.8% which represents royalty payments to TSRL, another significant portion of cost of sales. As a percentage of total revenues, cost of sales for our pharmaceutical software business for the third fiscal quarter of FY04 was 11.7%, compared to 12.2% for the third fiscal quarter of FY03, a decrease of 0.5%. Management attributes this slight decrease in percentage of cost of sales primarily to a proportional decrease in amortization of software development cost as a percentage of sales.

For Words+, cost of sales decreased $27,000, or 8.0%. The change in cost of sales as a percentage of revenues between the third fiscal quarters of FY04 and FY03 was a decrease of 3.0%. Management attributes the percentage decrease in cost of sales for Words+ primarily to increasing the product prices effective as of May 1 and successfully obtaining some discounts from suppliers.

Gross Profit
------------

Consolidated gross profit increased $4,000, or 0.5%, to $850,000 in the third quarter of FY04 from $846,000 in the second quarter of FY03. Management attributes this increase to an improvement in gross profit generated by Words+ products.

Selling, General and Administrative Expenses
--------------------------------------------

Consolidated selling, general and administrative expenses increased $82,000, or 15.2%, to $622,000 in the third fiscal quarter of FY04 from $540,000 in the third fiscal quarter of FY03. For Simulations Plus, selling, general and administrative expenses increased $40,000, or 18.4%. The major increases in expenses were in the categories of insurance, printer leasing, accounting fees, and investor relations which include costs for listing on Amex. These increases outweighed decreases in travel expense, foreign taxes, and printing costs.

For Words+, expenses increased $42,000, or 11.5%, primarily due to increases in selling expenses, such as commission expense, travel and additional sales employee, depreciation, equipment repairs, and insurance. These increases outweighed decreases in technical service costs, utilities, dues & subscriptions, and catalog expense.

Research and Development
------------------------

We incurred approximately $172,000 of research and development costs for both companies during the third quarter of FY04. Of this amount, $51,000 was capitalized and $121,000 was expensed. In the third quarter of FY03, we incurred $149,000 of research and development costs, of which $75,000 was capitalized and $74,000 was expensed. The increase of $23,000 or 15.4% in research and development expenditures from the third quarter of FY03 to the third quarter of FY04 was due primarily to staff expansion and salary increases.

Other income (expense)
----------------------

Interest income in the third quarter of FY04 increased by $22,000 due primarily to the amortization of present value discounts on long-term receivables. Interest expense in the third fiscal quarter of FY04 decreased by $2,000, which is attributable primarily to eliminated interest expense on leased equipment. There was a loss on sale of assets for $2,000 in the third fiscal quarter of FY03, however there was no such expense in the third fiscal quarter of FY04.

Provision for Income Taxes
--------------------------

Considering Net Operating Loss (NOL) carried forward to the Company's Federal income tax liability and tax credits applicable to the State of California Income tax liability, there is no provision for the third fiscal quarters of FY04 and FY03.

Net Income
----------

Consolidated net income for the three months' operations decreased by $95,000, or 41.9%, to $132,000 in the third quarter of FY04 compared to $227,000 in the third quarter of FY03. Management attributes this decrease in profit primarily to the net loss created by Words+, Inc., its subsidiary. The Company recently announced to restructure Words+, Inc. in order to minimize the expenses and expecting improvement in the net income.

Comparison of Nine months Ended May 31, 2004 and May 31, 2003.
--------------------------------------------------------------

The following table sets forth our consolidated statement of operations (in thousands) and the percentages that such items bear to net sales:

                                                 ----------------------------------------------
                                                              Nine Months Ended
                                                 ----------------------------------------------
                                                        05/31/04               05/31/03
                                                 ----------------------  ----------------------
Net sales                                        $   3,741      100%     $   3,458     100%
Cost of sales                                        1,194       31.9        1,119       32.4
                                                 ----------  ----------  ----------  ----------
Gross profit                                         2,547       68.1        2,339       67.6
                                                 ----------  ----------  ----------  ----------
Selling, general and administrative                  1,962       52.5        1,639       47.4
Research and development                               415       11.1          265        7.7
                                                 ----------  ----------  ----------  ----------
Total operating expenses                             2,377       63.5        1,904       55.1
                                                 ----------  ----------  ----------  ----------
Income from operations                                 170        4.5          435       12.6
                                                 ----------  ----------  ----------  ----------
Other income (expenses)                                 61        1.6           (8)      (0.2)
                                                 ----------  ----------  ----------  ----------
Net income before taxes                                231        6.2          427       12.4
                                                 ----------  ----------  ----------  ----------
Provision for income taxes                               0          0            0          0
                                                 ----------  ----------  ----------  ----------
Net income                                       $     231        6.2%   $     427       12.4%
                                                 ==========  ==========  ==========  ==========

Net Sales
---------

Consolidated net sales increased $283,000, or 8.2%, to $3,741,000 for the nine months ended May 31, 2004 compared to $3,458,000 for the nine months ended May 31, 2003. Simulations Plus, Inc.'s sales from pharmaceutical and educational software increased approximately $284,000, or 16.7%, while our Words+, Inc. subsidiary's sales decreased approximately $1,000, or 0.1%, for the same nine-month periods. The increase in our pharmaceutical software sales is attributable in part to the exercise of an option exercised during the 1st quarter for an additional geographic location under the large multi-year order we received during the 4th quarter of FY03. This option added a fifth site for the modified "ADME Partners" program under that license agreement, which provides virtually unlimited licenses for the use of our GastroPlus(TM), QMPRPlus(TM), and QMPRchitect(TM) software products with all optional modules. The increase is also due in part to another multi-year global license the Company received from one of our largest pharmaceutical customers during the 2nd and 3rd quarters of FY04. Management attributes the decrease in Words+ sales primarily to the decrease in software sales to overseas customers and lower "TuffTalker Plus" sales, which outweighed the increased sales of our "Freedom 2000" product line, a special Medicare-approved dedicated device, and "Say-it! SAM."

Cost of Sales
-------------

Consolidated cost of sales increased $75,000, or 6.7%, to $1,194,000 for the nine months ended May 31, 2004 from $1,119,000 for the nine months ended May 31, 2003. As a percentage of revenues, cost of sales decreased by 0.5% for the nine months ended May 31. For Simulations Plus, cost of sales increased $40,000, or 18.6%. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which increased $26,000, or 29.0%, and an increase in royalty expense of $14,000, or 10.9% which represents royalty payments to TSRL. As a percentage of revenues, cost of sales increased 0.2% between the first nine months of FY04 and FY03, 13.0% in FY04 and 12.8% in FY03. Management attributes this slight increase in percentage of cost of sales primarily to a proportional increase in amortization of capitalized software development costs compared to sales.

For Words+, cost of sales increased $35,000, or 3.9%. The change in percentage of cost of sales between the first nine months of FY04 and FY03 was an increase of 2.0%. Management attributes the percentage increase in cost of sales for Words+ primarily to the fact that the percentage of sales generated by products with higher profit margins, such as software, was less than products with lower profit margins, such as complete computer-based systems.

Gross Profit
------------

Consolidated gross profit increased $207,000, or 8.9%, to $2,546,000 for the nine months ended May 31, 2004 from $2,239,000 for the nine months ended May 31, 2003. Management attributes this increase to a significant increase in pharmaceutical software sales, resulting approximately in a 27% increase in gross profit for these sales. This increase outweighed a decrease in gross profit generated by Words+ products. As a part of its restructuring process for the Words+ subsidiary, the Company increased prices and reduced purchased equipment costs; however, the this action did not take effect until the middle of the 3rd fiscal quarter of FY04.

Selling, General and Administrative Expenses
--------------------------------------------

Consolidated selling, general and administrative expenses increased $323,000, or 19.7%, to $1,962,000 for the nine months ended May 31, 2004 from $1,639,000 for the nine months ended May 31, 2003. For Simulations Plus, selling, general and administrative expenses increased $205,000, or 29.7%. The major increases in expenses were in the categories of taxes due to sales to foreign countries, Accounting fees, Legal fees, commissions, salary/bonus, payroll taxes, 401(k) matching, insurance, printer lease, and travel. These increases outweighed small decreases in printing cost, depreciation, and vacation expense.

For Words+, expenses increased $117,000, or 12.4%. The increases in expenses were in the categories of selling expenses, such as commissions, catalog, and trade shows, travel, as well as insurance, salary/bonus, payroll taxes, repairs and depreciation. These increases outweighed decreases in advertising, contract labor, dues/subscriptions, utilities, supplies, postage, and technical service costs.

Research and Development
------------------------

We incurred approximately $722,000 of research and development costs for both companies during the first nine months of FY04. Of this amount, $307,000 was capitalized and $415,000 was expensed. For the first nine months of FY03, we incurred $427,000 of research and development costs, of which $162,000 was capitalized and $265,000 was expensed. The increase of $295,000 or 69.1% in research and development expenditure from the first nine months of FY03 to the same period of FY04 was due to the purchase of the Say-it! SAM technology, staff expansion, and salary/bonus increases.

Other income (expense)
----------------------

Interest income for the first nine months of FY04 increased by $62,000 due primarily to the amortization of present value discounts on long-term receivables. Interest expense declined by $5,000 for the same time period which is attributable to eliminated interest expense on leased equipment since all leased equipment has been paid off or traded in. There was a loss on sale of assets for $2,000 for the first nine months of FY03, however there was no such expense for the same time period of FY04.

Provision for Income Taxes
--------------------------

Considering Net Operating Loss (NOL) carried forward to the Company's Federal income tax liability and tax credits applicable to the State of California Income tax liability, there is no provision for the first nine months of FY04 and FY03.

Net Income
----------

Consolidated net income for the nine months' operations decreased by $196,000, or 46.0%, to $231,000 for the nine months ended May 31, 2004 compared to $427,000 for the nine months ended May 31, 2003. Management attributes this decrease in profit primarily to the net loss created by Words+, Inc., its subsidiary. The Company recently announced to restructure Words+, Inc. in order to minimize the expenses and expecting improvement in the net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations and a bank line of credit. The Company has available a $500,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 1.5%. At May 31, 2004, the outstanding balance under the revolving line of credit was zero. The revolving line of credit is secured by the Company's assets, consisting of tangible personal property (except goods in transit), is personally guaranteed by the Company's President, and expires in May 2005.

The Company believes that existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if available, that it will be in amounts and on terms acceptable to the Company. If cash flows from operations become insufficient to continue operations at the current level, and if no additional financing is obtained, management will restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

Item 3.  Controls and Procedures

a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief financial Officer concluded that the Company's disclosure controls and procedures are effective in providing timely alert to them for material information relating to the Company required to be included in the Company's periodic SEC filings.

b) Changes in internal controls over financial reporting. There was no change in Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(1) On March 11, 2004, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

         Election of directors
         ---------------------
            Walter Woltosz
            Virginia Woltosz
            Dr. David Z. D'Argenio
            Dr. Richard Weiss

(2) Ratification of the selection of Singer, Lewak, Greenbaum & Goldstein, LLP as the Company's independent accountants.

         The above proposals were approved and the results of the balloting at the meeting are summarized in the following table.
                                                                     Broker
Proposal      Yes            No         Abstain       Non-Votes      Total
--------  ------------  ------------  ------------  ------------  ------------
  (1)       3,057,286        --             --           --        3,057,286
  (2)       3,054,986        --          2,300           --        3,057,286

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on form 8-K
         --------------------------------

         (a)      Exhibits:

         31.1-2 Certification of Chief Executive Officer and Chief Financial Officer
         99.1 Press release dated March 9, 2004. (Incorporated by reference to the Company's Form 8-K filed on March 10, 2004.)

         (b)      Reports on Form 8-K

                  On March 9, 2004, Simulations Plus, Inc. issued a press release announcing that it has been approved for listing on the American Stock Exchange and expects to commence trading under the ticker symbol "SPL" beginning Wednesday, March 17, 2004.

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 14, 2004.

                                          Simulations Plus, Inc.

Date:  July 14, 2004                      By: /s/ MOMOKO BERAN
                                              ----------------
                                              Momoko Beran
                                              Chief Financial Officer