Form 10KSB
period 2004-08-31
SIMULATIONS PLUS INC
filed 2004-11-30
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2004 or

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

                  For the transition period from _________ to _________

                        Commission file number: 001-32046

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended August 31, 2004 were approximately $5,207,000.

         As of November 24, 2004, the aggregate market value of the voting stock held by non-affiliates of the issuer (1,550,343 shares) was approximately $7,674,198 based upon the November 24, 2004 closing price ($4.95) of such stock on such date.

         As of November 24, 2004, the number of outstanding shares of the issuer's Common Stock was 3,581,343.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2004

                                Table of Contents

                                                                            Page
                                                                            ----

PART I
------
Item 1.  Description of Business                                               1

Item 2.  Description of Property                                              10

Item 3.  Legal Proceedings                                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

PART II
-------
Item 5.  Market for Common Stock and Related Stockholder Matters              11

Item 6.  Management's Discussion and Analysis or Plan of Operation            12

Item 7.  Financial Statements                                                 18

Item 8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              18

Item 8A. Controls and Procedures                                              18

PART III
--------
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                19

Item 10. Executive Compensation                                               21

Item 11. Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Items                                    23

Item 12. Certain Relationships and Related Transactions                       25

Item 13. Exhibits and Reports on Form 8-K                                     25

Item 14. Principal Accountant Fees and Services                               27

           Signatures                                                         28

           Financial Statements                                              F-1

           Exhibits

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF SIMULATIONS PLUS, INC., A CALIFORNIA CORPORATION (REFERRED TO IN THIS REPORT AS THE "COMPANY") AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS
--------

Simulations Plus, Inc. (the "Company" or "Simulations Plus", or "we" or "our") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce different types of products: (1) Simulations Plus, incorporated in 1996, develops and produces modeling and simulation software for use in pharmaceutical research and for education, and also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program called Abbreviate! for the retail market.

SIMULATIONS PLUS
----------------

PRODUCTS
--------

We currently offer three software products for pharmaceutical research:
GastroPlus(TM), QMPRPlus(TM), and QMPRchitect(TM).

GastroPlus is a computer program that simulates how drugs are absorbed in the human gastrointestinal tract and in a number of standard laboratory animals. The simulation has equations for the movement of the drug through the gastrointestinal tract, how fast it dissolves in the stomach and intestines, whether it is converted to a different molecular form by chemical reactions or by metabolism by enzymes in the gastrointestinal tract, and how fast it is absorbed through the intestinal wall into the blood stream. If some additional inputs are provided, it also simulates the amount of drug in the blood plasma versus time. With an optional module called PDPlus(TM), the program can also simulate how a drug affects the body, such as reducing pain, reducing blood pressure, reducing depression, and adverse side effects.

We believe GastroPlus is the "gold standard" for simulation of oral drug absorption in the pharmaceutical industry. In addition to major pharmaceutical companies, recent sales have included a number of generic drug companies and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are considerably smaller than the pharmaceutical giants, they can also save considerable time and money using our software tools. We believe this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus.

In 1998, we signed a License Agreement with Therapeutic Systems Research Laboratories, Inc. ("TSRL"), Ann Arbor, Michigan, to obtain exclusive rights to TSRL's technology and database, including data from nearly 60 laboratory experiments to measure the intestinal permeability of drug compounds in human and/or rat. As a part of this License Agreement, we are also entitled to ongoing consulting assistance in the development and further enhancement of the GastroPlus absorption simulation model from TSRL staff, including Dr. Gordon Amidon. We believe that the strategic advantage of exclusive access to TSRL's database, technology and expertise, combined with our own expertise in absorption, pharmacokinetics, and pharmacodynamics simulation, resulted in GastroPlus becoming the de facto standard for oral drug absorption simulation and analysis within the pharmaceutical industry.

We are aware that other companies have developed competitive software; however, based on customer feedback, we believe that the competitive threat to GastroPlus is limited. We believe that the Metabolism and Transporter Module, the PDPlus module, and the ongoing upgrades we have made to the core simulation have been significant advances in the state-of-the-art of oral drug absorption, pharmacokinetics, and pharmacodynamics analysis. The PBPKPlus(TM) module now in final development will further extend the utility of GastroPlus within the industry. "PBPK" stands for physiologically based pharmacokinetic modeling, wherein the concentration of drug in each of many different tissues is calculated. Without PBPK modeling, pharmacokinetics is usually calculated using one, two, or three arbitrary "compartments" that are not associated with any particular tissues.

Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been invited speakers or presenters at over 40 prestigious scientific meetings worldwide in the past three years. We also conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. During the fourth quarter, we received our largest consulting contract to date and we believe we were able to help a customer avoid a costly human trial that would have almost certainly failed.

In addition to simulation software, we produce software that consists of statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures. When drug companies try to find new drugs, they search through thousands or millions of potential molecular structures (combinations of atoms arranged in different ways to make molecules, most of which have never existed before). In order for a new molecule to become an approved drug, it must have acceptable values for all of its properties, such as solubility (e.g., how much can be dissolved in a glass of water), permeability (how well it gets absorbed through the intestinal wall), and toxicity, as well as its intended therapeutic effect.

QMPRPlus is a different kind of program that provides estimates for approximately 50 properties of new drug-like molecules with only their structures as input. Recent product improvements included the prediction of ionization constants ("pKa's") for molecules, which tells chemists whether the molecules will ionize (add or give up hydrogen atoms) at different pH levels in the body. Ionization is especially important because it has a major effect on many other properties, like solubility. QMPRPlus is now one of the few programs available in the world that provides accurate prediction of pKas, and we believe the predictive accuracy of the pKa model in QMPRPlus is unsurpassed.

Another new QMPRPlus development was the addition of a prediction based on simulation for the percent of a new drug that would be absorbed at dose levels of 1, 10, 100, and 1000 milligrams. This capability lets chemists estimate which molecules in a series would be likely to have absorption that depends on dose, and which would not. Some molecules show decreasing percent absorbed as dose increases because of low solubility and/or poor dissolution.

Finally, we have begun to add an important new capability for toxicity prediction to QMPRPlus. Toxicity prediction was identified by the U.S. Food and Drug Administration as a critical need in a white paper released in March 2004. We released our first toxicity prediction in the fourth quarter, which predicts whether new molecules are expected to bind to the estrogen receptor. A new Toxicity Module with at least six different toxicity models is expected to be released by the end of calendar 2004. There are at least hundreds of types of toxicity, and we will continue to add toxicity predictions as we are able to access additional toxicity data.

With these new capabilities, we believe QMPRPlus combines the most comprehensive and accurate set of predictions for Absorption, Distribution, Metabolism, Excretion and Toxicity (ADMET) available today.

GastroPlus and/or QMPRPlus are now used by almost every major and a number of smaller pharmaceutical, drug delivery, and biotech companies in the U.S., Europe, and Japan. Our number of customers has grown continuously since our first product releases in 1998, in spite of the frequent mergers in the pharmaceutical industry, which reduces the number of customers (but not always the number of sites and licenses).

Our third core product, QMPRchitect, was released in July of 2003. This powerful program is used to generate the predictive models used in QMPRPlus in a small fraction of the time once required to build these models. For example, the six toxicity models in our new QMPRPlus Toxicity Module were developed in a matter of a few weeks. Most of that time was spent in cleaning up the databases (which seem to always contain a number of errors). Prior to the availability of QMPRchitect, we would have needed as much as three months for each of the six models to obtain similar results. We believe other toxicity prediction programs on the market were built over periods of years. We believe the strategic advantage of having both QMPRPlus and QMPRchitect, which are designed to work seamlessly together, gives us a distinct advantage as we enter the market for toxicity prediction.

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments each year. Using such data to build predictive models can provide a second return on investment; however, in the past, model-building has traditionally been a tedious activity that required a specialist. With QMPRPlus and QMPRchitect, scientists without model-building experience can use their own experimental data to quickly create high quality predictive models. For example, if a company has experimental data for solubility for 500 new molecules out of 50,000 molecules that were somewhat similar to each other (called a "chemical series"); it can use QMPRPlus and QMPRchitect to make a predictive model for solubility that would be a good predictor for the other 49,500 molecules in the same series. In the past, a modeling specialist might have needed 2-3 months to produce equivalent models. With QMPRchitect, the time is now reduced to a few hours or days for a person with minimal training in modeling.

We continue to enhance GastroPlus, QMPRPlus, and QMPRchitect, and we are developing new core products to add to our catalog of software for pharmaceutical research. Two products scheduled to be released during fiscal year 2005 are DDDPlus(TM) and MembranePlus(TM). These products are described below.

In addition to our pharmaceutical software, we also produce a set of award-winning science experiment simulations (computer programs for Windows and Macintosh computers) for middle school and high school students under the umbrella name of FutureLab(TM). These simulations incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, universal gravitation, and ideal gases), and allow students to design and conduct their own experiments in a virtual laboratory environment. Although development of FutureLab software was discontinued in 1998, low-level sales have continued through distributors in the U.S., U.K. Australia, and New Zealand.

CONTRACT RESEARCH SERVICES
--------------------------

We offer contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, structure-property model building, and related technologies. These studies provide us an additional source of revenue, as well as a means to introduce our software products to new customers. Such studies are also beneficial to us to validate and enhance our products by studying actual data in the pharmaceutical industry. In the fourth quarter of fiscal year 2004, we received our largest study contract to date. We believe the results of that study saved our customer from conducting a human trial that would have inevitably failed. The business of contracted studies is growing, and we believe it could contribute significantly to our revenues and earnings; however, we plan to control growth in this area such that it does not adversely impact our product development stream.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------

In the area of simulation software for pharmaceutical research, we are developing additional modules for GastroPlus, QMPRPlus, and QMPRchitect. Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1) PBPKPlus Module
-----------------------

The PBPKPlus Module for GastroPlus was demonstrated at the American Association of Pharmaceutical Scientists conference in early November 2004. We expect the module to be fully released for sale in late calendar 2004. This module enables researchers to predict the amount of drug that reaches different body tissues and organs. This is an important new capability because it is one of the most promising technologies for predicting human pharmacokinetics from animal data (pharmacokinetics refers to what happens to a drug after it enters the body). With actual human data, this capability will enable scientists to predict the concentration of drug in various body tissues, which should contribute to a better understanding of both therapeutic and adverse effects. Without the ability to predict these effects, clinical trial costs can soar when trials must be repeated to determine proper dosing levels. We believe the integration of the GastroPlus absorption model with a complete PBPK capability provides the most comprehensive simulation capability currently available. This capability was developed in response to customer requests from several of the largest pharmaceutical companies in the world.

(2) Multiple Particle Size Dissolution Model
--------------------------------------------

The current dissolution model in GastroPlus uses a single "effective" particle size. While this has adequately represented the dissolution of most tablets, capsules, and suspensions to date, formulation researchers know that real dosage forms do not consist of particles that are all one size. Instead, there is a distribution of particle sizes from smaller than average to larger than average. Smaller particles dissolve faster than larger particles. For some drugs, this results in dissolution behavior that is not well-modeled with a single effective particle size. This new model will allow formulation researchers to assess the effects of different particle size distributions on dissolution and absorption. The multiple particle size model has already been demonstrated in our DDDPlus(TM) software, described below. We plan to incorporate it into GastroPlus as part of a Formulation Module in calendar 2005.

(3) DDDPlus(TM)
---------------

The DDDPlus (Dose Disintegration and Dissolution Plus) project originally began in 2000, and proceeded at a slow pace until 2003, in between other higher priority projects. We demonstrated a nearly final version of DDDPlus at the American Association of Pharmaceutical Scientists conference in early November

2004. We expect to release the full version by the end of calendar 2004. DDDPlus simulates how different tablets and capsules disintegrate and dissolve during in vitro (laboratory) dissolution experiments. The program includes the effects of changing formulation excipients (additives that are not the active drug), and changing the experimental apparatus and fluids used in the experiment. The program can be used to simulate the effects of changing formulation variables or changing experimental conditions, and can be used to fit new mathematical models to understand observed data. We believe this tool will be a valuable asset for formulation scientists as they search for optimum formulations that provide desirable properties at minimum cost, as well as optimum experimental conditions under which to measure disintegration and dissolution to best predict what will happen in human.

(4) QMPRPlus upgrades
-------------------------

We continue to add new molecular descriptors and new predicted ADMET properties to QMPRPlus. We announced the release of QMPRPlus 5.0 during the fourth quarter of fiscal year 2004, which incorporates an optional pKa prediction module that we believe is the most accurate and cost-effective pKa predictor available today. This is an important new capability, and comes after two years of intensive development. The pKa predictor in QMPRPlus is "thermodynamically accurate" in that it is based on equations that represent the full set of interactions that occur when a molecule has more than one ionization site ("microequilibria"). We believe that this is the only pKa prediction available that uses this accurate method.

In fiscal year 2003 we completed the development of a module for predicting the fraction of a dose that will be absorbed at dose levels of 1, 10, 100, and 1000 milligrams ("Fraction Absorbed Module"), which required the user to provide their own accurate pKa values. Now, the pKas are calculated internally. Other enhancements have been included that allow the program to account for a wider variety of molecular features ("descriptors") to be used in its mathematical models.

At the American Association of Pharmaceutical Scientists conference in early November 2004, we showed a preview of the next release of QMPRPlus, which includes a new Toxicity Module and the ability to depict the structures of molecules in the spreadsheet output. Structure depiction is an important tool for chemists and has been requested repeatedly by our customers. This version is expected to be released in December 2004.

(5) MembranePlus(TM)
--------------------

A second new core product, MembranePlus, is expected to be released in early calendar 2005. This program is in alpha test at this time. MembranePlus is a simulation of in vitro permeability experiments (experiments that measure how well new drugs are able to go through layers of cells or cell-like materials. The value of such a simulation is in understanding how variations in experimental conditions can affect the results of these experiments. A significant problem in the industry today is that results from these experiments can vary by 100 to 1 between different labs. Through accurate simulation, we believe that an understanding can be gained for the causes of these variations, and therefore how to better apply the results to predict permeability in human, which is the purpose for running these experiments.

MARKETING AND DISTRIBUTION
--------------------------

We market our pharmaceutical simulation software products, and research services based on our software, to pharmaceutical and biotech companies, and to various companies that serve them, through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical industry companies and government agencies, through our web pages on the Internet, and to our compiled database of prospect and customer names. Our scientific team has also been our sales and marketing team. We believe that this has been more effective than a separate sales team for several reasons: (1) customers appreciate talking directly with developers who can answer a wide range of technical questions about methods and features, (2) our scientists benefit from direct customer contact by gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through scientist-to-scientist contact are stronger than through salesperson-to-scientist contacts. We are currently considering candidates for an additional full-time position in business development, marketing and sales. The addition of a full-time person, along with other staff members who have now reached a level of expertise that enables them to conduct on-site seminars, presentations at scientific meetings, and customer training, is a major increase in manpower for these activities. Management believes the devotion of additional man-hours to these activities has the potential to increase sales.

We use our web pages on the Internet for such activities as providing product information, providing software updates, and as a forum for user feedback and information exchange. We have cultivated significant market share in North America, Europe, and in Japan, and Internet and e-mail technologies have had a strong positive influence on our ability to communicate with existing and potential customers worldwide.

In August 1998, we signed a distribution agreement with Teijin Systems Technology Ltd. (TST), a division of Teijin Limited of Tokyo, Japan. On April 1, 2001 TST merged with the Infocom Corporation of Japan. We terminated the agreement with Infocom in the fourth quarter of fiscal year 2004. We have now appointed Northern Science Consulting (NSC) of Sapporo, Japan, as our exclusive distributor for Japan. The new agreement with NSC provides for direct billing of Japanese customers by Simulations Plus, with a commission to be paid to NSC on each sale. We expect this arrangement to increase revenues and earnings from our Japanese markets. Sales in Japan generated approximately 27% of our pharmaceutical software revenues in fiscal year 2004.

PRODUCTION
----------

Our major pharmaceutical software products are designed and developed entirely by our development team at its Lancaster, California facility. The chief materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house. Robotic CD burner technology along with in-house graphic art and engineering talent enable us to accomplish this production in a cost-efficient manner.

COMPETITION
-----------

In providing software-based research services to the pharmaceutical industry, and in marketing simulation software for these purposes, we compete against a number of established companies that provide screening, testing and research services, as well as products to these industries that are not based on simulation software. There are also software companies whose products do not compete directly, but are sometimes closely related. Our competitors in this field include companies with financial, personnel, research and marketing resources that are greater than ours. While management believes there is currently no significant competitive threat to GastroPlus, QMPRPlus, or QMPRchitect, competition should be expected at some time in the future. We are aware of several other companies that presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing some of this work. Smaller companies need to outsource a greater percentage of this research. Thus, we compete not only with other software suppliers, but also with the in-house development teams at some pharmaceutical companies.

We are not aware of any significant competition in the area of gastrointestinal absorption simulation. We learned in 2003 that two other companies now offer absorption simulation software: Cyprotex in the U.K., and a division of Bayer Technologies AG in Germany. None of our customers have indicated significant interest in these products, and both new licenses and license renewals for GastroPlus have continued to grow in spite of this new competition.

We believe the key factors in competing in this field are our ability to develop simulation and modeling software and related products and services to effectively predict the ADMET-related behaviors of new drug-like compounds, our ability to develop and maintain a proprietary database of results of physical experiments that will serve as a basis for simulated studies and empirical models, our ability to continue to attract and retain a highly skilled scientific and engineering team, and our ability to develop and maintain relationships with research and development departments of pharmaceutical companies, universities and government agencies. Although we now have a 5-year record of sustained growth in revenues and earnings, there can be no assurances that we will be successful in providing these key factors in the future.

WORDS+
------

PRODUCTS
--------

Our wholly owned subsidiary, Words+, Inc. has been an industry technology leader for over 23 years in introducing and improving augmentative and alternative communication ("AAC") and computer access software and devices for disabled persons, and intends to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys and Talking Screen, as well as our growing line of hardware products. We will also consider acquisitions of other products, businesses and companies that are complementary to our existing augmentative and alternative communication and computer access business lines. We announced the purchase of the Say-it! SAM technologies from SAM Communications, LLC of San Diego in December 2003. This acquisition gave us our smallest, lightest augmentative communication system, which is based on a Compaq iPAQ personal digital assistant (PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this technology purchase has enabled us to move into this market segment faster and at lower cost than developing the product ourselves.

At the Closing the Gap conference in October 2004, we demonstrated our new Windows CE tablet-computer-based augmentative communication system, called the SAM Tablet, based on a version of the Say-it! SAM software. This new device received enthusiastic responses from both potential customers and Words+ dealers alike. We also showed an improved table mount for PC's and other devices. We believe that tablet-based communication systems are in high demand in this market, and that this addition fills a significant gap we had in our product line.

MARKETING AND DISTRIBUTION
--------------------------

We market augmentative and alternative communication products through a network of employee representatives and independent dealers and resellers.

At the present time we have 35 sales representatives worldwide: 2 salary/commission salespersons in California, 12 independent distributors and 8 independent resellers in the U.S., and 15 sales representatives overseas - 4 in Australia, and 1 each in New Zealand, Canada, England, Norway, Finland, The Netherlands, France, Israel, Japan, Korea and Malaysia. We also have two inside sales/support persons who answer e-mails and telephone inquiries on our toll-free telephone line and who provide technical support. Additional outside sales persons and independent dealers and resellers are being actively recruited at this time.

We direct our marketing efforts to speech pathologists, occupational therapists, rehabilitation engineers, special education teachers, disabled persons and relatives of disabled persons. We maintain a mailing list of over 10,000 people made up of these professionals, consumers and relatives, and we mail various marketing materials to this list. These materials include our catalog of products and announcements regarding new and enhanced products.

We participate in industry conferences held worldwide that are attended by speech pathologists, occupational and physical therapists, special education teachers, parents and consumers. We and others in the industry demonstrate our products at these conferences and present technical papers that describe the application of our technologies and research studies on the effectiveness of our products. The Communication Aids Manufacturers Association (CAMA), co-founded by our CEO over ten years ago, organizes cooperative tours of company representatives in this field that travel throughout the world providing seminars and workshops for professionals, consumers and parents in the field. We advertise in selected publications of interest to persons in this market.

We estimate that for approximately 50% of our sales of AAC software and hardware, some or all of the purchases are funded by third parties such as Medicaid, Medicare, school special education budgets, private insurance or other governmental or charitable assistance. Medicare began providing coverage of augmentative communication devices on January 1, 2001.

Our personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing our products. Third party funding has grown slowly but continuously for 20 years. The addition of Medicare coverage for AAC devices in 2001 was the largest single increase in third party funding in our history. Our Medicare/Medicaid sales have grown from approximately 5% of total sales to approximately 45% in the last three years. Such sales are subject to funding caps that limit the amounts paid for our products, and payment by some agencies can be slow, making this market segment somewhat more difficult than others.

PRODUCTION
----------

Disability software products are either loaded onto computer hard disk drives by our employees or copied to diskettes or CD-ROM, which is performed in-house. We purchase microprocessors that are part of dedicated devices such as MessageMates(TM). Most software customers also buy their notebook personal computers from us, which we purchase at wholesale prices and resell at a markup. We design our cases, printed circuit boards, labels and other components of products such as MessageMates and CommPacs(TM). We outsource the extrusion, machining and manufacturing of certain components. All final assembly and testing operations are done by our employees at our facility.

Our products are shipped from our Lancaster, California facility either directly to the customer or to the salesperson, dealer or reseller. For major products, the outside salesperson, dealer or reseller either delivers the product or visits the customer after delivery to provide training.

COMPETITION
-----------

The AAC industry in which we operate is highly competitive and some of our competitors have greater financial and personnel resources than ours. The industry is made up of about six major competitors including Words+, and a number of smaller ones. Based on personal conversations with our outside dealers and customers, we believe that the other major competitors each have revenues ranging from $3 Million to under $50 Million, so that there are no large companies in this industry.

We believe that the competition in this industry is based primarily on the quality of products, quality of customer training and technical support, and quality and size of sales forces. Price is a competitive factor but we believe price is not as important to the customer as obtaining the product most suited to the customer's needs, along with strong after-sale support. We believe that we are a leader in the industry in developing and producing some of the most technologically advanced products and in providing quality customer training and technical support. The prices of our products are among the highest in the industry and we have one of the smallest sales forces and dealer networks in the industry. We believe that the potential exists for significant increases in the sales of our disability products; however, there are few barriers to entry in the form of proprietary or patented technology or trade secrets in this industry. While we believe that cost of product development and the need for specialized knowledge and experience in this industry would present some barrier to entry for new competition, other companies may enter this industry, including companies with substantially greater financial resources than ours. Furthermore, companies already in this industry may increase their market share through increased technology development and marketing efforts.

TRAINING AND TECHNICAL SUPPORT
------------------------------

We believe customer training and technical support are important factors in customer satisfaction for both our pharmaceutical and disability products, and we believe we are an industry leader in providing customer training and technical support. For pharmaceutical software, we provide in-house seminars at the customer's site to demonstrate GastroPlus, QMPRPlus, and QMPRchitect. We have conducted on-site seminars to thousands of scientists at many pharmaceutical and related research companies in North America, Europe and Japan. These seminars often serve as initial training in the event the potential customer decides to license or evaluate any of our software. Strong technical support is provided after the sale in the form of on-site training (at customer's expense), telephone, fax, and e-mail assistance to users, as well as software upgrades, if any, that may be released during the customer's license period. Software licenses are on an annual basis, and include all maintenance upgrades to the modules licensed by the customer during the license year.

For disability products, our salesperson, dealer or reseller provides initial training to the customer for major systems -- typically two to four hours. This training is typically provided not only to the user of the product but also to the person's speech pathologists, teachers, parents and others who will be assisting the user. This initial training for the purchase of full systems is often provided as a part of the price of the product. We and our dealers charge a fee for additional training and service calls.

Technical support for both pharmaceutical software and disability products is provided by our life sciences team and our inside sales and support staff based at our headquarters facilities in Lancaster, California. We provide free telephone support offering unlimited toll-free numbers in the U.S. and Canada, and e-mail support for all of our pharmaceutical software and disability products worldwide. Technical support for pharmaceutical software products is minimal, averaging a few person-hours per month. Technical support for Words+ products varies from none for most customers to as much as several hours for others. Words+ dealers usually train new customers at the customer's location, which significantly reduces technical support demands on our staff.

RESEARCH AND DEVELOPMENT
------------------------

We believe that our ability to grow and remain competitive in our markets is strongly dependent on significant investment into research and development ("R&D"). R&D activities include both enhancement of existing products and development of new products. Development of new products is capitalized in accordance with Financial Accounting Standards No. 86 and AICPA Statement Of Position 98-1. R&D expenditures were approximately $736,000 during fiscal year 2004, of which $221,000 was capitalized. R&D expenditures during fiscal year 2003 were approximately $601,000, of which $222,000 was capitalized.

Our pharmaceutical business R&D activities during fiscal year 2004 were focused on improving our GastroPlus, QMPRPlus, and QMPRchitect products, and developing two new pharmaceutical software products, DDDPlus, and MembranePlus. R&D activities for our Words+ subsidiary were focused on improvement of our E Z Keys(TM) and Say-it! SAM(TM) software products, and the development of a new product, the Windows CE-based SAM Tablet(TM).

EMPLOYEES
---------

As of November 25, 2004, we employed 23 full-time and 3 part-time employees, including 10 in research and development, 5 in marketing and sales, 5 in administration and accounting, 5 in production and 1 in repair. Three current employees hold Ph.D.'s and one is a Ph.D. candidate in their respective science or engineering disciplines and four additional employees hold one or more Master's degrees. All but two of the senior management team and Board of Directors hold graduate degrees. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain qualified personnel. The competition for such personnel in the pharmaceutical industry and in the augmentative and alternative communication device and computer software industry is intense. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

PATENTS
-------

We own no patents, but we protect our intellectual property through copyrights and trade secrecy. Our intellectual property consists primarily of source code for computer programs and data files for various applications of those programs in both the pharmaceutical software and the disability products businesses. In the disability products business, electronic device schematics, mechanical drawings, and design details are also intellectual property. The expertise of our technical staff is a considerable asset closely related to intellectual property, and attracting and retaining highly qualified scientists and engineers is essential to our business.

EFFECT OF GOVERNMENT REGULATIONS
--------------------------------

Our pharmaceutical software products are tools used in research and development and are not approved or approvable by the Food and Drug Administration or other government agency. Approximately 33% of our products for the disabled are funded by Medicare or Medicaid programs. Changes in government regulations regarding the allowability of augmentative communication aids and other assistive technology under such funding could affect our business. On January 1, 2001, Medicare began funding augmentative communication devices for the first time. Over our 23-year history, the trend has been toward increasing funding from government agencies; however, there can be no assurance that government funding for such devices will continue, or if it does continue, that our products will continue to meet the requirements imposed for funding of such devices.

ITEM 2.  DESCRIPTION OF PROPERTIES

We lease approximately 15,600 square feet of office space in Lancaster, California. Our office lease expires in August 2005. The current monthly rent for our offices is approximately $17,600. Although we received a proposal from the lessor for a renewal of 5 years through August 2010, management is currently considering other options.

ITEM 3.  LEGAL PROCEEDINGS

While we may from time to time be involved in various claims, lawsuits or disputes with third parties, we are not currently a party to any significant litigation and are not aware of any significant pending or threatened litigation against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of FY04.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock is currently traded on the American Stock Exchange (AMEX) under the symbol "SLP". According to records of our transfer agent, we had about 71 stockholders of record and approximately 600 beneficial owners as of August 31, 2004. The following table sets forth the low and high sale prices for the Common Stock on the AMEX for the periods from March 17, 2004 to August 31, 2004 and on the OTCBB under the symbol "SIMU" for the periods prior to March 17, 2004 indicated below in each of the last two fiscal years. The quotations quoted for the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. We have not paid cash dividends on our Common Stock. We currently intend to retain our earnings for future growth, and therefore do not anticipate paying cash dividends in the foreseeable future. Any further determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend among other things, on our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

                                                                                 LOW SALES PRICE    HIGH SALES PRICE
                                                                                 ---------------    ----------------
         FY04:
                  Quarter ended August 31, 2004 . . . . . . . . . . . . .              4.52               3.22

                  Quarter ended May 31, 2004  . . . . . . . . . . . . . .              7.55               4.35

                  Quarter ended February 28, 2004 . . . . . . . . . . . .              7.55               4.20

                  Quarter ended November 30, 2003 . . . . . . . . . . . .              5.95               3.05

         FY03:
                  Quarter ended August 31, 2003 . . . . . . . . . . . . .              2.00               3.10

                  Quarter ended May 31, 2003. . . . . . . . . . . . . . .              2.20               2.95

                  Quarter ended February 28, 2003 . . . . . . . . . . . .              1.45               3.50

                  Quarter ended November 30, 2002 . . . . . . . . . . . .              1.20               1.70

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2004 ("FY04") and August 31, 2003 ("FY03").

                                                           FY04                      FY03
                                                  ----------------------   -----------------------
   Net sales                                         $5,207       100.0%       $5,485       100.0%
   Cost of sales                                      1,557        29.9         1,538        28.0
                                                  ---------- -----------   ----------- -----------
   Gross profit                                       3,650        70.1         3,947        72.0
                                                  ---------- -----------   ----------- -----------
   Selling, general, and administrative               2,508        48.2         2,302        42.0
   Research and development                             515         9.9           379         6.9
                                                  ---------- -----------   ----------- -----------
   Total operating expenses                           3,023        58.1         2,681        48.9
                                                  ---------- -----------   ----------- -----------
   Income (loss) from operations                        627        12.0         1,265        23.1
                                                  ---------- -----------   ----------- -----------
   Interest income                                       73         1.4
   Interest expense, net                                 (1)          -            (5)       (0.1)
   Loss on sale of assets                                 -           -            (2)          -
                                                  ---------- -----------   ----------- -----------
   Net income (loss) before taxes                       699        13.4         1,258        22.9
                                                  ---------- -----------   ----------- -----------
   Provision for (benefit of) income taxes             (138)       (2.7)       (1,248)      (22.8)
                                                  ---------- -----------   ----------- -----------
   Net income (loss)                                    837        16.1%        2,506        45.7%
                                                  ---------- -----------   ----------- -----------

FY04 COMPARED WITH FY03
-----------------------

NET SALES
---------
Our net sales for FY04 decreased by $278,000 or 5.1%, to $5,207,000 compared to $5,485,000 for FY03. Sales from pharmaceutical and educational software ("Simulations Plus sales") decreased approximately $250,000, or 8.1%, and Words+, Inc.'s sales decreased approximately $28,000, or 1.29% for the year. We attribute the decrease in consolidated net sales to a decrease in pharmaceutical software sales in FY04 compared with FY03, in addition to the slight decrease in Words+ sales. The reason for the decrease in pharmaceutical software licenses was that in FY03 we received an exceptionally large order for a modified ADME Partners package, which offers multiple software licenses for multiple years. We recognized the revenue from this $1.2 million dollar, 3-year license agreement in full in FY03, except for a discount of $79,000 to record the receivable at its net present value of $1,121,000. This method of revenue recognition is in accordance with our understanding of SOP 97-2, 98-4, and 98-9 for software revenue recognition. Although we received another modified ADME Partners license agreement in FY03, the magnitude of this new order was much smaller than the order obtained in FY03.

For Words+, our overall product sales were increased by sales of our new Say-it! SAM(TM) product that was acquired in December 2003, which outweighed lower sales for our TuffTalker(TM) product and larger discounts taken by Medicare/Medicaid. The decrease was due primarily to a one-time service contract we received in FY03, while no such service contract was received in FY04.

COST OF SALES
-------------

Our consolidated cost of sales for FY04 increased by $19,000 or 1.2%, to $1,557,000 from $1,538,000 in FY03. As a percentage of sales, cost of sales was 29.9% for FY04, compared to 28.0% for FY03, a 1.9% increase. For Simulations Plus, cost of sales increased $19,000, or 6.4%. A significant portion of this increase is royalty expense, the result of a proportional increase in GastroPlus sales (which are subject to royalty payment) over other software products. We also had an increase in the systematic amortization of capitalized software development costs since one new product, the pKa module for QMPRPlus, was released for sale in early FY04. In accordance with SFAS No. 86, we began amortizing our capitalized software development costs when the product was offered for sale.

For the Words+ subsidiary, cost of sales for FY04 was almost the same as FY03. As a percentage of sales, cost of sales was 52.4% in FY04, compared to 51.8% in FY03; however, excluding the revenue from the one-time service contract in FY03, which had no cost of materials, our percentage of cost of sales to product sales declined to 52.4% in FY04 from 52.9% in FY03. Our restructuring of Words+ in the 4th quarter of FY04 overcame the lower profit margin Words+ generated in the previous quarters of FY04. The percentage of cost of sales to product sales improved in spite of an increase in Medicare/Medicaid orders, which have a lower profit margin due to their required discounts, and a decrease in sales of higher margin products such as MessageMate(TM).

GROSS PROFIT
------------

Consolidated gross profit decreased $297,000, or 7.5%, to $3,650,000 in FY04 from $3,947,000 in FY03, and the gross profit margin decreased 1.9%, to 70.1% in FY04, compared to 72.0% in FY03, primarily due to the lower sales of pharmaceutical software compared with the large ADME Partners order in FY03, in addition to the slightly lower gross profit generated by Words+.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses for FY04 increased by $206,000, or 9.0%, to $2,508,000, compared to $2,302,000 for FY03. For
Simulations Plus, SG&A expenses increased $125,000, or 11.7%, primarily due to increases in employee bonuses, travel expense, trade shows, printer/copier operating lease, insurance, accounting/legal fees, investor relations fees, American Stock Exchange listing fees, and taxes paid on pharmaceutical software sales in Japan. These increases outweighed decreases in annual bonuses to our President and Secretary, commission expense, vacation expense, and depreciation.

For Words+, expenses increased $81,000, or 6.6%, due to increases in administrative personnel wages including larger bonuses to employees in December 2003, payroll-related expenses, selling expenses such as catalogs and commissions to independent sales representatives, travel expenses, trade shows, depreciation expense, and insurance expense. These increases outweighed decreases in other expenses such as subscriptions, postage, utilities, supplies, and technical support costs.

RESEARCH AND DEVELOPMENT
------------------------

We incurred approximately $736,000 of research and development costs for both companies during FY04. Of this amount, $221,000 was capitalized and $515,000 was expensed. For FY03, we incurred approximately $601,000 of research and development costs, of which approximately $222,000 was capitalized and approximately $379,000 was expensed. The 22.5% increase in research and development expenditure from FY03 to FY04 was due to greater development of improvements to existing products (which are expensed, as opposed to new product development efforts, which are capitalized), as well as increased R&D staff and increases in salaries and bonuses.

INCOME FROM OPERATIONS
----------------------

During FY04, we generated income from operations of $627,000, as compared to $1,265,000 for FY03. We attribute this decrease to the decrease in sales in pharmaceutical software and services from the previous year (which included the $1.2 million order), and losses in our Words+ subsidiary in the first three quarters, as well as increases in cost of sales, selling, general and administrative expense, and research and development expense.

INTEREST EXPENSE
----------------

Interest expense for FY04 decreased by $4,000, or 80.0%, to $1,000, compared to $5,000 for FY03. Interest in FY04 was due primarily to interest expense on leased equipment. Our strong cash flow enabled us to maintain our debt-free position.

GAIN (LOSS) ON DISPOSAL OF ASSETS
---------------------------------

We sold out-dated office equipment in FY03, resulting a loss of $2,000. No such loss occurred during FY04.

PROVISION FOR (BENEFIT OF) INCOME TAXES
---------------------------------------

For FY04, because of our net operating loss ("NOL") carry forward applicable to Federal tax, and multiple tax credits applicable to both Federal and State, we accrued only the minimum Franchise tax of $1,600 in the state of California for the two companies. For FY03, the Company accrued a State Income tax provision of $43,000. Although we had an NOL carried forward which was applied to our Federal income tax liability, the State of California suspended the NOL carry forward for two years beginning with fiscal years that began after January 2002, resulting in a $43,000 tax provision to the state of California. However, due to the Enterprise Zone Credit applicable to the Company, the actual tax payment to California was the minimum Franchise tax of $1,600 for the two companies. This change in FY03 estimated taxes resulted in a $35,000 tax benefit in FY04.

In FY04, the tax benefits from NOL and tax credits for $105,000 were recorded in addition to the deferred tax assets of $1,291,000 recorded in FY03, resulting in a new total deferred tax asset of $1,396,000. Because of our consistent growth in revenue and improved net income (loss) for the last eight years, Management determined that it is appropriate to assess Federal tax benefits at this time, as is customary for profitable companies.

NET INCOME (LOSS)
-----------------

Net income for FY04 decreased by $1,669,000, or 66.6%, to $837,000, compared to $2,506,000 for FY03. We attribute this decrease in net income to three major reasons. First, as discussed above, a significant portion of the decrease was caused by a release of a valuation allowance for deferred tax assets in FY03, which relied heavily on Management's forecasts and estimates. In FY04, we recorded a tax benefit of $105,000 compared with $1,291,000 in FY03. Second, orders for our ADME Partners package in FY04 were smaller than ones we received in FY03. Third, Words+ net income declined approximately $100,000. Our restructuring of Words+ in the 4th quarter of FY04 made that quarter profitable; however, this did not overcome the previous 3 quarters' losses.

SEASONALITY
-----------

Sales of our pharmaceutical and disability products exhibit very little discernable seasonal fluctuation. In the last two years, the highest quarters were in the 3rd and 4th quarters, and the lowest quarters were in the 1st and 2nd quarters. This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-KSB and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period.

In general, management believes sales of its Words+ products to schools are slightly seasonal, with greater sales to schools during our third and fourth fiscal quarter (March-May and June-August), as shown in the table below.

-----------------------------------------------------------------------------------------------------------------
                                                                         Net Words+ Sales

                                                  First         Second        Third        Fourth
FY                                               Quarter       Quarter       Quarter       Quarter        Total
--------------------------------------------    ---------     ---------     ---------     ---------     ---------
                                                                          (in thousands)
2004 . . . . . . . . . . . . . . . . . . .         496           627           630           598          2,351
2003 . . . . . . . . . . . . . . . . . . .         571           538           646           624          2,379
-----------------------------------------------------------------------------------------------------------------

Sales of pharmaceutical simulations, which began in the first quarter of FY99, are not expected to show significant seasonal behavior. Although a significant portion of the pharmaceutical industry receives extended summer holidays, the fourth quarter was the strongest quarter for fiscal year 2004, 2003 and 2002, but was the lowest in FY01. Although no seasonal trend is observed or expected, management believes that with the advent of larger multi-year licenses for its pharmaceutical software, such as the $1.2 million license we received in August 2003, sales may show quarterly spikes when such orders are received, with relatively smaller quarterly revenues in quarters during which such large orders are not received. Management believes that the net growth of revenues and sales will continue to be strong on an average (e.g., trailing twelve months) basis, and that shareholders should expect uneven sales in the future resulting from the timing of large multi-year orders. Although management believes that large orders will be forthcoming, there can be no assurances that such orders will, in fact, materialize.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our principal sources of capital have been cash flows from our operations and a bank line of credit. We have available a $500,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 1.5%. The revolving line of credit is secured by our personal property, now owned or hereafter acquired, and all proceeds of the foregoing (including insurance) and is personally guaranteed by Mr. Walter S. Woltosz, our Chief Executive Officer, President and Chairman of the Board of Directors. As of August 31, 2004, the line of credit was unused.

CASH FLOWS
----------

We believe that existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may have to sell additional equity or debt securities or obtain expanded credit facilities.

In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

INFLATION
---------

We have not been affected materially by inflation, and no material effect is expected in the near future.

RECENT ACCOUNTING ANNOUNCEMENTS
-------------------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." The provisions of this standard apply to disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on our financial statements as management does not intend to change to the fair value method.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN46) "Consolidation of Variable Interest Entities, and Interpretation of ARB 51." This interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R), which clarified the provisions of FIN46 by addressing implementation issues. FIN 46R must be applied to all entities subject to the Interpretation as of the first interim quarter ending after March 15, 2004. The adoption of this Interpretation did not impact the financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on our statements of earnings, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. We have no outstanding preferred stock; however if and when we issue such stock, we will reclassify our redeemable preferred stock as a liability accordingly.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Since the company does not offer postretirement health care plans, the adoption of this Act did not impact the financial statements.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

During the year ended August 31, 2003, we recognized a significant income tax benefit from the release of a previously recorded reserve for deferred tax assets. The evaluation of the deferred tax assets is based on our history of generating taxable profits and our projections of future profits as well as expected future tax rates to determine if the realization of the deferred tax asset is more-likely-than-not. Significant judgment is required in these evaluations, and differences in future results from our estimates, could result in a material differences in the realizability of these assets.

ITEM 7.  FINANCIAL STATEMENTS

The responses to this item are included elsewhere in this Form 10-KSB (see pages F-1 - F-25) and incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the Commission's rules and forms. Such evaluation did not identify any change in the year ended August 31, 2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

Our directors currently have terms which will end at our next annual meeting of our shareholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. Except as set forth below, there are no family relationships among any of our directors and executive officers. The following sets forth certain biographical information concerning our directors and current executive officers.

NAME                            AGE                     POSITION WITH THE COMPANY                        SINCE
----------------------------  -------  --------------------------------------------------------------  ---------
Walter S. Woltosz               59         Chairman of the Board, Chief Executive Officer and             1996
                                           President of the Company

Virginia E. Woltosz             53         Secretary, Treasurer and Director of the Company               1996

Dr. David Z. D'Argenio          55         Director and Consultant to the Company                         1997

Dr. Richard R. Weiss            71         Director                                                       1997

Momoko A. Beran                 52         Chief Financial Officer of the Company and Words+              1996

Ronald F. Creeley               53         Vice President, Marketing and Sales of the Company and         1997
                                           Words+

Jeffrey A. Dahlen               43         President of Words+             2003

Walter S. Woltosz is a co-founder of the Company and has served as its Chief Executive Officer and President and as Chairman of the Board of Directors since its incorporation in July 1996. Mr. Woltosz is also a co-founder of Words+ and has served as its Chief Executive Officer and President since its incorporation in 1981.

Virginia E. Woltosz is a co-founder of the Company and served as its Senior Vice President and Secretary from its incorporation in July 1996 till January 31, 2003. Mrs. Woltosz is also a co-founder of Words+ and served as its Vice President, Secretary and Treasurer from its incorporation in 1981 until January 31, 2003. Mrs. Woltosz has retired from the position of Vice President as of January 31, 2003, but remains as Secretary and Treasurer of Simulations Plus. Virginia E. Woltosz is the wife of Walter S. Woltosz.

Dr. David Z. D'Argenio has served as a Director of the Company since June 1997. He is currently Professor and former Chairman of Biomedical Engineering at the University of Southern California ("USC"), and has been on the faculty at USC since 1979. He also serves as the Co-Director of the Biomedical Simulations Resource Project at USC, a project funded by the National Institutes of Health since 1985.

Dr. Richard R. Weiss has served as a Director of the Company since June 1997. From October 1994 to the present, Dr. Weiss has acted as a consultant to a number of aerospace companies and to the U.S. Department of Defense through his own consulting entity, Richard R. Weiss Consulting Services. From June 1993 through July 1994, Dr. Weiss was employed by the U.S. Department of Defense as its Deputy Director, Space Launch & Technology.

Momoko A. Beran joined Words+ in June 1993 as Director of Accounting and was named Chief Financial Officer of Simulations Plus in July 1996. Prior to joining Words+, Ms. Beran had been Financial Controller at AB Component Systems, Inc., which had its headquarters in the UK. Since February 1, 2003, Ms. Beran has also been our Director of Human Resources.

Ronald F. Creeley joined the Company in February 1997 as its Vice President, Marketing and Sales. Prior to joining the Company, Mr. Creeley had been Marketing Director at Union Pen Company, Time Resources, and New England Business Services, Inc., with experience in marketing and research.

Jeffrey A. Dahlen rejoined the Company in April 2003 as Vice President of Research and Development for Words+ after five years with iAT, a software consulting firm he co-founded based in Pasadena, California. Jeff was promoted to President of Words+ in April 2004. He is a graduate of Stanford University in Electrical Engineering and has 20 years' experience in both software and hardware design, which includes development of extremely high speed processing hardware with the Jet Propulsion Laboratory at the California Institute of Technology, and over 10 years of software and hardware design and development at Words+.

COMMITTEES OF THE BOARD OF DIRECTORS
------------------------------------

The Board of Directors has an Audit Committee and a Compensation Committee.

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. Mr. Walter Woltosz, Dr. Richard R. Weiss and Dr. David Z. D'Argenio are members of the Audit Committee. Dr. Weiss and Dr. D'Argenio are independent directors.

The Compensation Committee reviews and approves the compensation and benefits of our key executive officers, administers our employee benefit plans and makes recommendations to the Board of Directors regarding such matters. Dr. Richard R. Weiss and Dr. David Z. D'Argenio are members of the Compensation Committee.

CODE OF ETHICS
--------------

Our Code of Ethics is posted on our web site: www.simulations-plus.com.

AUDIT COMMITTEE FINANCIAL EXPERT
--------------------------------

Under the new rules of the SEC brought about by the Sarbanes-Oxley Act, companies are required to disclose whether their audit committees have an "audit committee financial expert" as defined in Item 401(h) of Regulation S-B under the Exchange Act and whether that expert is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors has determined that although two members of the current audit committee are "independent" and have ability to understand financial reporting, they may not fully meet the description of "financial experts" as defined in the Regulation. The Board of Directors is evaluating qualified candidates to expand the board at this time.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. As of the date of this Report, the Company believes that all reports needed to be filed have been filed in a timely manner for the fiscal year ended August 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued for the fiscal year ended August 2004 and 2003 by the Company to or for the benefit of the Company's President, Chief Financial Officer, and Vice President, Sales and Marketing (the "Named Executive Officers"). No other executive officers of the Company received total annual compensation for the fiscal year ended August 31, 2004 and 2003 that exceeded $100,000.

                                  Fiscal                                    Accrued        401(k)       Long-Term
Name and Principal Position        Year         Salary       Bonus (2)     Salary (1)      Match      Compensation (3)
-----------------------------    --------    -----------    ----------    ------------    --------    ----------------
Walter S. Woltosz                  2004        $165,000       $38,813              -            -            -
     President and Chief           2003        $165,000       $73,538       $190,583            -            -
        Executive Officer          2002        $150,000       $27,028         $3,500            -            -

Ronald F. Creeley                  2004        $100,000       $6,596               -       $3,679            -
     Vice President, Sales         2003        $100,000       $4,700         $35,519       $2,944            -
        and Marketing              2002         $97,000            -         $20,980       $2,359            -

Momoko A. Beran                    2004        $100,000      $10,010               -       $3,667            -
     Chief Financial Officer       2003        $ 87,500       $3,130         $47,413       $3,208            -
                                   2002             ***          ***             ***          ***            -

(1)      Amount represents deferred salary from previous years paid during the year.
(2)      Amount represents bonus earned during the applicable year.
(3)      Does not include perquisites, which do not exceed 10% of annual salary
***      Total compensation less than $100,000.

EMPLOYMENT AND OTHER COMPENSATION AGREEMENTS

The Board of Directors renewed an employment agreement with Walter Woltosz commencing September 1, 2002 for three years. The agreement provided for an annual salary of $165,000. Pursuant to such agreement, Mr. Woltosz was entitled to such health insurance and other benefits that are not inconsistent with that which we customarily provide to our other management employees and to reimbursement of customary, ordinary and necessary business expenses incurred in connection with the rendering of services to the Company. The agreement also provides that we may terminate the agreement upon 30 days written notice if termination is without cause and that our only obligation to Mr. Woltosz would be for a payment equal to the greater of (i) 12 months of salary or (ii) the remainder of the term of the employment agreement from the date of notice of termination. Further, the agreement provides that we may terminate the agreement for cause (as defined) and that our only obligation to Mr. Woltosz would be limited to the payment of Mr. Woltosz' salary and benefits through and until the effective date of any such termination.

As part of the agreement with the original underwriter and as partial compensation for the sale of Words+ to Simulations Plus in 1996, commencing with our fiscal year ending 1997 and for each fiscal year thereafter, Walter and Virginia Woltosz are entitled to receive bonuses not to exceed $150,000 and $60,000, respectively, equal to 5% of our net annual income before taxes. The net income before tax for FY04 was $776,255, thus we accrued bonuses in the total amount of $77,626 - $38,813 for Walter Woltosz and $38,813 for Virginia Woltosz. These bonuses are due and payable within 10 days after the filing of this annual report.

DIRECTOR COMPENSATION

In accordance with the Company's bylaws, outside directors receive compensation of $2,500 per year plus $500 per meeting. In addition, each outside director receives options for 500 shares per year at the fair value of the shares on the date of grant.

OPTION GRANTS/EXERCISES

OPTION GRANTS IN FY04
---------------------

The following table discloses information about option grants to the Named Executive Officers during the year ended August 31, 2004, including hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the SEC. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of the grant of 2% and 5% from the date the option was granted to the end of the option term. Actual gains, if any, on option exercises are dependent on the future performance of our common stock, overall market conditions and continued employment.

--------------------------- --------------- -------------- ------------- ------------- -------------------------------
                                              Percent of                                Potential Realizable Value at
                                No. of          Total                                   Assumed Annual Rated of Stock
                              Securities       Options                                  Price Appreciation for Option
                              Underlying      Granted to     Exercise                             Term (4)
                               Options       Employees in    Price Per    Expiration   ---------------- --------------
           Name               Granted (1)        FY04        Share (3)       Date             2%              5%
--------------------------- --------------- -------------- ------------- ------------- ---------------- --------------
Jeffrey Dahlen                   50,000            67%        $ 4.60       4/16/2014       $ 44,871        $ 126,805
--------------------------- --------------- -------------- ------------- ------------- ---------------- --------------

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table discloses certain information regarding the options held at August 31, 2004 by the Chief Executive Officer and each other named executive officer.

------------------------------- -------------- ----------- -------------------------------- -----------------------------
                                    Shares        Value
                                 Acquired on    Realized         Number of Options at           Value of Options at
                                   Exercise        (2)             August 31, 2004               August 31, 2004 (1)
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
                                                               Exercisable    Unexercisable   Exercisable   Unexercisable
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Walter S. Woltosz                           -           -             15,000        10,000         $26,400*      $17,600*
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Virginia E. Woltosz                         -           -             15,000        10,000         $26,400*      $17,600*
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Momoko Beran                                -           -            172,200        27,000        $232,613       $37,350
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Ronald F. Creeley                           -           -            173,000        27,000        $228,750       $34,950
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Dr. David Z. D'Argenio                      -           -              3,153           450          $4,015          $492
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Dr. Richard R. Weiss                        -           -              3,153           450          $4,015          $492
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Jeffrey Dahlen                              -           -                  0        50,000               -             -
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------

         (1) Based on a per share price of $3.30 at August 31, 2004 less applicable option exercise prices.
         (2) The value realized represents the difference between the aggregate closing price of the shares on the date of exercise less the aggregate exercise price paid.
         *        Granted at $1.54, 110% of market price of the issue date

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

DIRECTORS AND OFFICERS INSURANCE

At this time, we do not carry Directors and Officers insurance; however, we may obtain such insurance in the future if such insurance can be purchased on reasonable terms to us.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of August 31, 2004 by (i) each person who is known to own beneficially more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers of the Company as a group:

                                                  AMOUNT AND NATURE OF               PERCENT
BENEFICIAL OWNER (1)(2)                           BENEFICIAL OWNERSHIP              OF CLASS
------------------------------------------        --------------------              --------
Walter S. and Virginia E. Woltosz (3)                        2,071,000                52.48%
Momoko Beran (4)                                               173,500                 4.40%
Ronald F. Creeley (5)                                          174,000                 4.41%
Dr. David Z. D'Argenio (6)                                       4,153                     *
Dr. Richard R. Weiss (7)                                         4,153                     *
Jeffrey A. Dahlen (8)                                                0                     *

All directors and officers as a group                        2,426,806                61.50%

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

(3) Own an aggregate of 2,031,000 plus 30,000 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include additional stock options for 20,000 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(4) Owns 1,300 shares of common stock acquired from the exercise of options granted under the 1996 Stock Option plan, plus 172,200 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 27,000 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(5) Owns 1,000 shares of common stock, plus 173,000 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 27,000 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(6) Owns 1,000 shares of common stock, plus 3,153 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 450 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(7) Owns 1,000 shares of common stock, plus 3,153 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 450 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(8) 50,000 shares of common stock options were granted. None of these options are exercisable within the next 60 days of the date of this Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of August 31, 2004, included in accrued bonuses to officers was $77,626, which represented 10% of the Company's net income before bonuses and taxes given to the Company's President, Walter Woltosz and Corporate Secretary, Virginia Woltosz as the annual bonuses.

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

         10.23    Form of Warrant issued to Bridge Lenders (2)
         10.24 License Agreement by and between the Registrant and Therapeutic Systems Research Laboratories (3)
         10.25    Grant Award Letter from National Science Foundation (4)
         10.26    Distribution Agreement with Teijin Systems Technology LTD. (4)
         10.27 Lease Agreements by and between Simulations Plus, Inc. and Martin Properties, Inc. (4)
         10.28 Software OEM Agreement for Assistive Market Developer by and between Words+, Inc. and Digital Equipment Corporation. (4)
         10.29 Purchase Agreement by and between Words+, Inc. and Epson America, Inc. (4)
         10.30    License Agreement with Absorption Systems, LP. (5)
         10.31    Service contract with The Kriegsman Group. (5)
         10.32    Letter of Engagement with Banchik & Associates. (5)
         10.33 Letter of Intent for Cooperative Alliance with Absorption Systems, LP. (5)
         10.34 OEM/Remarketing Agreement between Words+, Inc. and Eloquent Technology, Inc. (6)
         10.35 Lease Option Agreement by and between Simulations Plus, Inc. and Martin Properties, Inc. (8)
         10.36 Auto Rental Lease Agreement by and between Simulations Plus, Inc. and Walter and Virginia Woltosz (8)
         10.37 Registration Statement - 1,250,000 shares of the Company's 1966 Stock Options. (9)
         10.38 Employment Agreement by and between the Company and Walter S. Woltosz (10)
         10.39    An addendum to Lease Agreement (11)
         10.40    Business Lending Agreement with Wells Fargo Bank (11)
         10.41    Technology Transfer Agreement with Sam Communications, LLC.
                  (12)
         23.1     Consent of Singer, Lewak, Greenbaum and Goldstein, LLP  (13)
         31.1     Section 302 - Certification of Chief Executive Officer. (13)
         31.2     Section 302 - Certification of Chief Financial Officer. (13)
         32.1     Section 906 - Certification of Chief Executive Officer. (13)
         32.1     Section 906 - Certification of Chief Financial Officer. (13)

         -----------------------------------------------------------------------

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

         (8) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2001.
         (9) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002 (the "Registration Statement").
         (10) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2002.
         (11) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2003.
         (12) Incorporated by reference to the Company's Form 8-K filed on December 29, 2003.
         (13)     Filed herewith.

(b)      Reports on Form 8-K

On June 23, 2004, Simulations Plus, Inc., a California corporation issued a press release announcing preliminary revenues and estimated earnings for the fiscal quarter ending May 31, 2004 and the first nine months of the fiscal year.

On July 2, 2004, Simulations Plus, Inc., a California corporation issued a press release announcing that it has restructured its Words+ subsidiary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incurred the following fees to Singer Lewak Greenbaum & Goldstein, LLP for services rendered during the fiscal year ended August 31, 2004 and 2003:

                          Fee Category             FY04 Fees (1)               FY03 Fees
                          ------------             -------------               ---------
            Audit fees                                $ 62,514                 $ 48,173
            Audit-related fees                               -                        -
            Tax fees                                     9,474                    5,000
            All other fees                                   -                        -
                                                   --------------------------------------
                           Total fees                 $ 71,988                 $ 53,173
                                                   --------------------------------------

         (1) Includes fees billed and estimated adjustments by Singer Lewak Greenbaum & Goldstein, LLP in FY04 for the FY03 audit and FY04 quarterly reviews, and tax returns.

         AUDIT FEES - Consists of fees incurred for professional services rendered for the audit of Simulations Plus, Inc.'s consolidated financial statements and for reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-QSB and consents for filings with the SEC.

         AUDIT-RELATED FEES - Consists of fees billed for professional services that are reasonably related to the performance of the audit or review of Simulations Plus, Inc.'s consolidated financial statements, but are not reported under "Audit fees." No such fees were incurred during the past two years.

         TAX FEES - Consists of fees billed for professional services relating to tax compliance, tax reporting, and tax advice.

         ALL OTHER FEES - Consists of fees billed for all other services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on November 29, 2004.

                                               SIMULATIONS PLUS, INC.


                                               By /s/ MOMOKO A. BERAN
                                                  ---------------------------
                                                      Momoko A. Beran
                                                      Chief Financial Officer


In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 29, 2004.


            SIGNATURE                                    TITLE


     /s/ WALTER S. WOLTOSZ
------------------------------------      Chairman of the Board of Directors
         Walter S. Woltosz                and Chief Executive Officer


     /s/ VIRGINIA E. WOLTOSZ
------------------------------------
         Virginia E. Woltosz              Secretary and Director of the Company


     /s/ DR. DAVID Z. D'ARGENIO
------------------------------------
         Dr. David Z. D'Argenio           Director and Consultant to the Company



------------------------------------
         Dr. Richard R. Weiss             Director


     /s/ MOMOKO A. BERAN
------------------------------------
         Momoko A. Beran                  Chief Financial Officer of the Company

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


                                                                      Page
                                                                      ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-2

INDEPENDENT AUDITOR'S REPORT                                           F-3

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                      F-4 - F-5

     Consolidated Statements of Operations                             F-6

     Consolidated Statements of Shareholders' Equity                   F-7

     Consolidated Statements of Cash Flows                           F-8 - F-9

     Notes to Consolidated Financial Statements                     F-10 - F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Simulations Plus, Inc.
Lancaster, California



         We have audited the accompanying consolidated balance sheet of Simulations Plus, Inc. (a California corporation) and Subsidiary as of August 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. The consolidated financial statements for the year ended August 31, 2003 were audited by other auditors whose report expressed an unqualified opinion. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulations Plus, Inc. and Subsidiary as of August 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

October 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Simulations Plus, Inc.
Lancaster, California


We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows of Simulations Plus, Inc. (a California corporation) and subsidiaries for the year ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Simulations Plus, Inc. and subsidiaries for the year ended August 31, 2003, in conformity with U.S. generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 17, 2003

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEEET
                                                                 August 31, 2004
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents (note 3)                              $  734,266
     Accounts receivable, net of allowance for doubtful accounts
         of $16,774 and present value discount of $32,362 (note 4)    1,705,033
     Inventory                                                          358,590
     Prepaid expenses and other current assets                          116,044
     Deferred tax                                                       186,000
                                                                     -----------

            Total current assets                                      3,099,933

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $1,975,985                      576,480
PROPERTY AND EQUIPMENT, net (note 5)                                     66,366
DEFERRED TAX                                                          1,210,000
OTHER ASSETS                                                             11,150
                                                                     -----------

                TOTAL ASSETS                                         $4,963,929
                                                                     ===========


   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEEET
                                                                 August 31, 2004
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   152,886
     Accrued payroll and other expenses                                 218,706
     Accrued bonuses to officers                                         77,626
     Accrued income taxes                                                 1,600
     Accrued warranty and service costs                                  32,496
     Current portion of deferred revenue                                 11,416
                                                                    ------------

         Total current liabilities                                      494,730

     Deferred revenue                                                    19,985
     Other long-term liabilities                                          3,263
                                                                    ------------

            Total liabilities                                           517,978
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,564,443 shares issued and outstanding                          3,565
     Additional paid-in capital                                       4,990,122
     Accumulated deficit                                               (547,736)
                                                                    ------------

            Total shareholders' equity                                4,445,951
                                                                    ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 4,963,929
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  For the Years Ended August 31,
--------------------------------------------------------------------------------


                                                       2004             2003
                                                   ------------     ------------

NET SALES                                          $ 5,206,674      $ 5,484,720

COST OF SALES                                        1,557,122        1,537,844
                                                   ------------     ------------

GROSS PROFIT                                         3,649,552        3,946,876
                                                   ------------     ------------

OPERATING EXPENSES
     Selling, general, and administrative            2,508,305        2,301,800
     Research and development                          515,016          379,632
                                                   ------------     ------------

        Total operating expenses                     3,023,321        2,681,432
                                                   ------------     ------------

INCOME FROM OPERATIONS                                 626,231        1,265,444
                                                   ------------     ------------

OTHER INCOME (EXPENSE)
     Interest income                                    73,323              233
     Interest expense                                     (925)          (5,359)
     Loss on sale of assets                                 --           (2,311)
                                                   ------------     ------------

        Total other income (expense)                    72,398           (7,437)
                                                   ------------     ------------

INCOME BEFORE BENEFIT FROM INCOME TAXES                698,629        1,258,007

BENEFIT FROM INCOME TAXES
     Benefit from (provision for) income tax           137,856          (43,057)
     Release of valuation allowance                         --        1,291,110
                                                   ------------     ------------

        Total benefit from income taxes                137,856        1,248,053
                                                   ------------     ------------


NET INCOME                                         $   836,485      $ 2,506,060
                                                   ============     ============

BASIC EARNINGS PER SHARE                           $      0.24      $      0.73
                                                   ============     ============

Diluted earnings per share                         $      0.21      $      0.67
                                                   ============     ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                           3,495,148        3,410,144
                                                   ============     ============

     DILUTED                                         3,895,114        3,740,439
                                                   ============     ============


   The accompanying notes are an integral part of these financial statements.

                                                                    SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                           For the Years Ended August 31,
---------------------------------------------------------------------------------------------------------


                                   Common Stock              Additional
                            ----------------------------      Paid-In       Accumulated
                               Shares          Amount         Capital         Deficit            Total
                            ------------    ------------    ------------    ------------     ------------
BALANCE, AUGUST
    31, 2002                  3,408,331     $     3,409     $ 4,654,756     $(3,890,281)     $   767,884

SHARES ISSUED UPON
    EXERCISE OF STOCK
    OPTIONS                       3,916               4           5,149              --            5,153

NET INCOME                           --              --              --       2,506,060        2,506,060
                            ------------    ------------    ------------    ------------     ------------

BALANCE, AUGUST
    31, 2003                  3,412,247           3,413       4,659,905      (1,384,221)       3,279,097

SHARES ISSUED UPON
    PURCHASING
    SAY-IT! SAM PRODUCT          35,000              35         162,715              --          162,750

SHARES ISSUED UPON
    EXERCISE OF STOCK
    OPTIONS                     117,196             117         167,502              --          167,619

NET INCOME                           --              --              --         836,485          836,485
                            ------------    ------------    ------------    ------------     ------------

BALANCE, AUGUST
    31, 2004                  3,564,443     $     3,565     $ 4,990,122     $  (547,736)     $ 4,445,951
                            ============    ============    ============    ============     ============


               The accompanying notes are an integral part of these financial statements.

                                                   F-7

                                                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             For the Years Ended August 31,
-------------------------------------------------------------------------------------------


                                                                  2004             2003
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $   836,485      $ 2,506,060
    Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization of property and
           equipment                                               42,607           33,374
         Amortization of capitalized software development
           costs                                                  181,371          162,221
         Loss on sale of assets                                        --            2,311
         (Increase) decrease in
           Accounts receivable                                    (11,690)        (765,106)
           Inventory                                             (151,951)          39,544
           Deferred tax                                          (104,890)      (1,291,110)
           Other assets                                           (50,291)         (27,040)
         Increase (decrease) in
           Accounts payable                                       (22,122)          29,311
           Accrued payroll and other expenses                     (20,345)        (272,437)
           Accrued bonuses to officers                            (55,912)          79,480
           Accrued income taxes                                   (40,966)          42,566
           Accrued warranty and service costs                     (12,234)          13,734
           Deferred revenue                                       (15,016)         (11,059)
                                                              ------------     ------------

              Net cash provided by operating activities           575,046          541,849
                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                           (44,062)         (77,294)
    Proceeds from sale of assets                                       --            1,559
    Capitalized computer software development costs              (221,177)        (235,370)
                                                              ------------     ------------

              Net cash used in investing activities              (265,239)        (311,105)
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capitalized lease obligations                      (3,893)         (11,236)
    Proceeds from the exercise of stock options                   167,619            5,153
                                                              ------------     ------------

              Net cash provided by (used in)
                financing activities                              163,726           (6,083)
                                                              ------------     ------------


        The accompanying notes are an integral part of these financial statements.

                                            F-8

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  For the Years Ended August 31,
--------------------------------------------------------------------------------


                Net increase in cash and cash
                  equivalents                              $473,533     $224,661

Cash and cash equivalents, beginning of year                260,733       36,072

Cash and cash equivalents, end of year                     $734,266     $260,733


Supplemental disclosures of cash flow information

    Interest paid                                          $    925     $  5,359

    Income taxes paid                                      $  1,600     $  1,600


Supplemental schedule of non-cash transactions

       1 During the first fiscal quarter of 2004, Minolta copier with a zero book value was traded-in for a new Ricoh copier/printer. The remaining obligation of $8,177 was assumed by the lessor of Ricoh copier/printer in the exchange for a higher per print cost.

       2 During the second fiscal quarter of 2004, the Company purchased all of the rights, title, and interest in the Say-it! SAM Augmentative communication device developed by SAM Communications, LLC, for 35,000 shares of Simulations Plus restricted common stock at $4.65 per share, total of $162,750, equal to the closing price on the date when the agreement was signed.


   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


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

         Lines of Business
         -----------------
         The Company designs and develops pharmaceutical simulation software to promote cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students. The Company also developed and sells interactive, educational software programs that simulate science experiments conducted in high school science classes. In addition, the Company designs and develops computer software and manufactures augmentative communication devices and computer access products that provide a voice for those who cannot speak and allow physically disabled persons to operate a standard computer.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Revenue Recognition
         -------------------
         The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position (SOP) No. 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the time of shipment, and the costs of providing such support services are accrued and amortized over the obligation period.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition (Continued)
         -------------------------------
         Ongoing improvements and upgrades of any significance are infrequent and minimal in nature and timing. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided.

         Generally, the Company enters into one-year license agreements with its customers for the use of its software products. The Company recognizes revenue on these contracts when all the criteria under SOP 97-2 are met. From time to time, the Company enters into license agreements that extend over a period greater than one-year. These contracts generally provide for extended payment terms greater than one-year, but less than the term of the contract.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Capitalized Computer Software Development Costs (Continued)
         -----------------------------------------------------------
         The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the Company's software products.

         Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Amortization of software development costs amounted to $181,000 and $162,000 for the years ended August 31, 2004 and 2003, respectively.

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

         Fair Value of Financial Instruments
         -----------------------------------
         For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and other expenses, accrued bonuses to officers, and accrued warranty and service costs, the carrying amounts approximate fair value due to their short maturities. The amounts shown for lease obligations also approximate fair value because current interest rates offered to the Company for leases of similar maturities are substantially the same.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Advertising
         -----------
         The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2004 and 2003 were $24,319 and $23,106, respectively.

         Shipping and Handling
         ---------------------
         Shipping and handling costs are recorded as cost of sales, amounted to $83,000 and $76,000 for the years ended August 31, 2004 and 2003, respectively.

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

         During the year ended August 31, 2003, we recognized significant income tax benefit from the release of a previously recorded reserve for deferred tax assets. An additional deferred income tax benefit of $104,890 was recognized in the fiscal year 2004, resulting in the deferred tax asset of $1,396,000 at August 31, 2004. The evaluation of the deferred tax assets is based on our history of generating taxable profits and our projections of future profits as well as expected future tax rates to determine if the realization of the deferred tax asset is more-likely-than-not. Significant judgment is required in these evaluations, and differences in future results from our estimates, could result in material differences in the realization of these assets.

         Earnings per Share
         ------------------
         The Company reports earnings per share in accordance with SFAS No. 128, "Loss per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Earnings per Share (Continued)
         ------------------------------
         and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2004 and 2003 were as follows:

                                                                         2004             2003
                                                                    -------------    --------------
                  Numerator
                      Net income attributable to common
                           shareholders                             $     836,485    $    2,506,060
                                                                    ==============   ===============

                  Denominator
                      Weighted-average number of common shares
                           outstanding during the year                  3,495,148         3,410,144
                      Dilutive effect of stock options                    399,966           330,295
                                                                    --------------   ---------------

                  COMMON STOCK AND COMMON STOCK
                      EQUIVALENTS USED FOR DILUTED EARNINGS
                      PER SHARE                                         3,895,114         3,740,439
                                                                    ==============   ===============

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

         Concentrations and Uncertainties
         --------------------------------
         International sales accounted for 31% and 16% of net sales for the years ended August 31, 2004 and 2003, respectively. For Simulations Plus, Inc., one customer accounted for 11% of net sales for the year ended August 31, 2004, and two customers represented a total of 32% of the net accounts receivable balance at August 31, 2004. For Words+, Inc., one government agency accounted for 19% of net sales during the

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentrations and Uncertainties (Continued)
         --------------------------------------------
         fiscal year 2004, and two government agencies represented a total of 18% of the net accounts receivable balance at August 31, 2004.

         The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

         The Company's subsidiary, Words+, Inc., purchases components for the main computer products from a single Manufacture. Words+, Inc. also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of the Company to obtain computers used in its products or to renew its licensing agreement to use pictographic symbols could negatively impact the Company's financial position, results of operations, and cash flows.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." The provisions of this standard apply to disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the financial statements.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN46) "Consolidation of Variable Interest Entities, and Interpretation of ARB 51." This interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R), which clarified the provisions of FIN46 by addressing implementation issues. FIN 46R must be applied to all entities subject to the Interpretation as of the first interim quarter ending after March 15, 2004. The adoption of this Interpretation did not impact the financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------------------
         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

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

         In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Since the company does not offer postretirement health care plans, the adoption of this Act did not impact the financial statements.

NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At August 31, 2004, the uninsured portions aggregated to $562,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 4 - ACCOUNTS RECEIVABLE

         The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience,

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


NOTE 4 - ACCOUNTS RECEIVABLE (CONTINUED)

         customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

         The Company's long-term receivables are discounted at the present value. The discount is amortized over the life of receivable and recognized as interest income. As of August 31, 2004, the unamortized discount amount on such receivable was $32,362. The discounted balance of long-term receivables of $1,705,033 is due to be collected during the year ending August 31, 2005.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at August 31, 2004 consisted of the following:

                  Equipment                                         $   149,553
                  Computer equipment                                    290,479
                  Furniture and fixtures                                 52,704
                  Leasehold improvements                                 38,215
                                                                    ------------
                                                                        530,951
                  Less accumulated depreciation and amortization        464,585
                                                                    ------------
                      TOTAL                                         $    66,366
                                                                    ============

         Depreciation and amortization expense was $42,607 and $33,374 for the years ended August 31, 2004 and 2003, respectively.

NOTE 6 - LINE OF CREDIT

         The Company has available an unsecured $500,000 revolving line of credit from a bank with interest payable on a monthly basis at prime (4.5% at August 31, 2004), plus 1.5%. The line is secured by the Company's personal property, is personally guaranteed by the Company's President, and expires in June 2005. As of August 31, 2004, the line of credit was unused.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in September 2005. The Company also leases Ricoh copier/printer equipment under non-cancelable operating lease arrangements that expire through October 2006. Future minimum lease payments

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         under non-cancelable operating leases with remaining terms of one year or more at August 31, 2004 were as follows:

         Leases (Continued)
         ------------------

                   Year Ending                                       Operating
                    August 31,                                         Leases
                   -----------                                     -------------
                      2005                                         $    239,676
                      2006                                               28,632
                      2007                                                4,772
                                                                   -------------
                                                                   $    273,080

                      Less current portion                              239,676
                                                                   -------------

                      LONG-TERM PORTION                            $     33,404
                                                                   =============

         Rent expense was $206,192 and $198,048 for the years ended August 31, 2004 and 2003, respectively.

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

         License Agreement
         -----------------
         The Company entered into an agreement with Therapeutic Systems Research Laboratory ("TSRL") to jointly develop a computer simulation of the absorption of drug compounds in the gastrointestinal tract. Upon execution of a definitive License Agreement, TSRL received an initial payment of $75,000, and thereafter, the company is obligated to pay a royalty of 20% of net sales of the absorption simulation. For the years ended August 31, 2004 and 2003, the Company paid royalties of $188,779 and $178,900, respectively.

         The Company's subsidiary, Words+, Inc., entered into royalty agreements with several vendors to apply their software & technologies into the finished goods to be sold. For the years ended August 31, 2004 and 2003, Words+ incurred such royalties of $74,575 and $33,450, respectively.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


NOTE 8 - SHAREHOLDERS' EQUITY

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

         The following summarizes the stock option transactions:

                                                                                    Weighted-
                                                                                    Average
                                                                                    Exercise
                                                                   Number            Price
                                                                 of Options         Per Share
                                                               ------------       -------------
               Outstanding, August 31, 2002                      1,154,478        $       1.91
                    Granted                                         (3,916)       $       1.32
                    Expired/canceled                               (30,000)       $       1.22
                                                               ------------

               Outstanding, August 31, 2003                      1,120,562        $       1.93
                    Granted                                         75,000        $       4.60
                    Exercised                                     (117,196)       $       1.44
                    Expired/canceled                               (25,650)       $       1.97
                                                               ------------

                        OUTSTANDING, AUGUST 31, 2004             1,052,716        $       2.17
                                                               ============

                        EXERCISABLE, AUGUST 31, 2004               723,690        $       2.05
                                                               ============

         The fair value of the options granted during the year ended August 31, 2004 is estimated at $163,000. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended August 31, 2004: dividend yield of 0%, expected volatility of 27%, risk-free interest rate of 3.36%, and expected life of ten years. The weighted-average fair value of options granted during the year ended August 31, 2004 was $4.60, and the weighted-average exercise price was $4.60.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------------------
         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The weighted-average remaining contractual life of options outstanding issued under the Plan was 5.9 years at August 31, 2004. The exercise prices for the options outstanding at August 31, 2004 ranged from $1.05 to $4.60, and the information relating to these options is as follows:

                                                                   Weighted-        Weighted-        Weighted-
                                                                    Average          Average          Average
                                                                   Remaining         Exercise         Exercise
                                  Stock             Stock         Contractual         Price            Price
               Exercise          Options           Options      Life of Options     of Options       of Options
                 Price         Outstanding       Exercisable      Outstanding       Outstanding      Exercisable
           ----------------  ---------------   ---------------  ----------------  ---------------  ----------------
           $    1.05 - 2.00         582,636           401,910         5.9 years   $         1.46   $          1.46
           $    2.01 - 3.00         366,100           292,800         5.4 years   $         2.65   $          2.65
           $    3.01 - 4.60         103,980            28,980         7.9 years   $         4.50   $          4.25
                             ---------------   ---------------

                                  1,120,562           632,539
                             ===============   ===============

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended August 31, 2004 and 2003:

                                                                        SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                              August 31, 2004
-------------------------------------------------------------------------------------------------------------


NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------------------

                                                                                    2004            2003
                                                                                -------------   -------------
                  Net income
                      As reported                                               $    836,485    $  2,506,060
                      Add:  Stock-based employee compensation
                           expense included in reported net income,
                           net of related tax effects                                      -               -
                      Deduct:  Total stock-based employee
                           compensation expense determined under
                           fair value based method for all awards,
                           net of related tax effects                           $   (218,645)   $   (342,865)
                      Pro forma                                                 $    617,840    $  2,163,195
                  Basic earnings per common share
                      As reported                                               $       0.24    $       0.73
                      Pro forma                                                 $       0.18    $       0.63
                  Diluted earnings per common share
                      As reported                                               $       0.21    $       0.67
                      Pro forma                                                 $       0.16    $       0.58

         Other Stock Options
         -------------------
         As of August 31, 2004, the Board of Directors holds options to purchase 7,206 shares of common stock at exercise prices ranging from $1.20 to $5.25, which options were granted in prior years.

                                                                                    Weighted average
                                                               Number of Options     exercise price
                                                               -----------------     --------------
                  Options outstanding                                 7,206               $ 2.34
                  Options exercisable                                 6,306               $ 2.36

NOTE 9 - INCOME TAXES

         The components of the income tax provision for the years ended August 31, 2004 and 2003 were as follows:

                                                       2004             2003
                                                   -------------    ------------
                  Current
                      Federal                      $          -     $         -
                      State                              32,966         (43,057)
                                                   -------------    ------------

                                                         32,966         (43,057)
                                                   -------------    ------------

                                                                            SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                  August 31, 2004
-----------------------------------------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES (CONTINUED)

                  Deferred
                      Federal                            82,890       1,028,953
                      State                              22,000         262,157
                                                   -------------    ------------

                                                        104,890       1,291,110
                                                   -------------    ------------

                           TOTAL                   $    137,856     $ 1,248,053
                                                   =============    ============

         A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31, 2004 and 2003:

                                                                                     2004               2003
                                                                                --------------     --------------
                  Income tax computed at federal statutory tax rate                     34.0%              34.0%
                  State taxes, net of federal benefit                                    5.5                5.9
                  Expired state net operating losses                                       -                  -
                  Extraterritorial income exclusion                                    (15.5)                 -
                  Research and development credit                                      (14.9)              (2.9)
                  Change in prior year estimated taxes                                 (24.4)                 -
                  Change in valuation allowance                                            -             (137.5)
                  Other                                                                 (4.5)               0.2
                                                                                --------------     --------------

                      TOTAL                                                            (19.8)%           (100.3)%
                                                                                ==============     ==============

         Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31, 2004 and 2003 are as follows:

                                                                                     2004               2003
                                                                                --------------     --------------
                  Deferred tax assets
                      Accrued payroll and other expenses                        $     198,800      $     132,700
                      Accrued warranty and service costs                               13,900             19,200
                      Net operating loss carryforward                               1,525,700          1,386,500
                      Property and equipment                                                -                910
                                                                                --------------     --------------

                           Total deferred tax assets                                1,738,400          1,539,310

                  Valuation allowance                                                       -                  -
                                                                                --------------     --------------

                                                                                    1,738,400          1,539,310
                                                                                --------------     --------------

                                                                               SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                     August 31, 2004
--------------------------------------------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES (CONTINUED)

                  Deferred tax liabilities
                      State taxes                                                     (95,400)           (88,000)
                      Capitalized computer software development
                           costs                                                     (247,000)          (160,200)
                                                                                --------------     --------------

                               Total deferred tax liabilities                        (342,400)          (248,200)
                                                                                --------------     --------------

                                    NET DEFERRED TAX ASSETS                     $   1,396,000      $   1,291,110
                                                                                ==============     ==============

         At August 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $2,686,300 and $1,170,700, respectively, that expire through 2024. The Company also has tax credit, totaling approximately $300,000 and $180,000 to offset future Federal and State income taxes, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

         As of August 31, 2004, included in accrued bonuses to officers was $38,813, which represented 5% of the Company's net income before bonuses and taxes given to the Company's President, Walter Woltosz, as an annual bonus.

         As of August 31, 2004, included in accrued bonuses to officers was $38,813, which represented 5% of the Company's net income before bonuses and taxes given to the Corporate Secretary, Virginia Woltosz, as an annual bonus.


NOTE 11 - LINES OF BUSINESS

         For internal reporting purposes, management segregates the Company into two divisions as follows for the years ended August 31, 2004 and 2003:

                                                                         August 31, 2004
                                           --------------------------------------------------------------------------
                                             Simulations
                                              Plus, Inc.        Words+, Inc.        Eliminations           Total
                                           ---------------    ---------------     ---------------     ---------------
                  Net sales                $    2,856,004     $    2,350,670      $           --      $    5,206,674
                  Income (loss) from
                    operations             $      914,577     $     (288,346)     $           --      $      626,231
                  Identifiable assets      $    5,488,767     $    1,192,894      $   (1,717,732)     $    4,963,929
                  Capital expenditures     $        3,447     $       40,615      $           --      $       44,062
                  Depreciation and
                    amortization           $       14,617     $       27,990      $           --      $       42,607
                                           ---------------    ---------------     ---------------     ---------------

                                                                               SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                     August 31, 2004
--------------------------------------------------------------------------------------------------------------------


NOTE 11 - LINES OF BUSINESS (CONTINUED)

                                                                         August 31, 2003
                                           --------------------------------------------------------------------------
                                             Simulations
                                              Plus, Inc.        Words+, Inc.        Eliminations           Total
                                           ---------------    ---------------     ---------------     ---------------
                  Net sales                $    3,106,165     $    2,378,555      $           --      $    5,484,720
                  Income (loss) from
                    operations             $    1,400,536     $     (135,092)     $           --      $    1,265,444
                  Identifiable assets      $    4,172,470     $      836,568      $   (1,041,475)     $    3,967,563
                  Capital expenditures     $       30,914     $       46,380      $           --      $       77,294
                  Depreciation and
                    amortization           $       23,684     $        9,690      $           --      $       33,374
                                           ---------------    ---------------     ---------------     ---------------

         Most corporate expenses, such as legal and accounting expenses and public relations expenses, are included in Simulations Plus, Inc.

NOTE 12 - GEOGRAPHIC REPORTING

         The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues were as follows for the fiscal years ended August 31, 2004 and 2003:

                                                                    August 31, 2004
                                    --------------------------------------------------------------------------------
                                      North                                                   South
         (in `000)                   America        Europe         Asia        Oceania       America        Total
                                    ----------    ----------    ----------    ----------    ----------    ----------
         Simulations Plus, Inc.         1,493           582           781            --            --         2,856

         Words+, Inc.                   2,104           177            45            19             6         2,351
                                    ----------    ----------    ----------    ----------    ----------    ----------

         Total                          3,597           759           826            19             6         5,207
                                    ==========    ==========    ==========    ==========    ==========    ==========

                                                                    August 31, 2003
                                    --------------------------------------------------------------------------------
                                      North                                                   South
         (in `000)                   America        Europe         Asia        Oceania       America        Total
                                    ----------    ----------    ----------    ----------    ----------    ----------

         Simulations Plus, Inc.         1,618         1,087           401            --            --         3,106

         Words+, Inc.                   2,062           200            98            14             5         2,379
                                    ----------    ----------    ----------    ----------    ----------    ----------

         Total                          3,680         1,287           499            14             5         5,485
                                    ==========    ==========    ==========    ==========    ==========    ==========

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2004
--------------------------------------------------------------------------------


NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(K) Plan for all eligible employees. The Company makes matching contributions equal to the 100% of the employee's elective deferral, not to exceed 4% of the total employee compensation. The Company can also elect to make a profit-sharing contribution. Contributions by the Company to this Plan amounted to $46,000 and $37,000 for the years ended August 31, 2004 and 2003, respectively.