Form 10QSB
period 2004-11-30
SIMULATIONS PLUS INC
filed 2005-01-14
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2004 or

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

Yes [x] No [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of January 14, 2005, was 3,616,143.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

     Consolidated Balance Sheet at November 30, 2004 (unaudited)               2

     Consolidated Statements of Operations for the three months
     ended November 30, 2004 and 2003 (unaudited)                              4

     Consolidated Statements of Cash Flows for the three months
     ended November 30, 2004 and 2003 (unaudited)                              5

     Notes to Consolidated Financial Statements (unaudited)                    7

Item 2. Management's Discussion and Analysis or Plan of Operations

     General                                                                  13

     Results of Operations                                                    18

     Liquidity and Capital Resources                                          20

Item 3. Quantitative and Qualitative Disclosures about Market Risk            21

Item 4. Controls and Procedures                                               21

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Changes in Securities                                                 22

Item 3. Defaults upon Senior Securities                                       22

Item 4. Submission of Matters to a Vote of Security Holders                   22

Item 5. Other Information                                                     22

Item 6. Exhibits and Reports on Form 8-K                                      22

Signature                                                                     23

Exhibit - Certifications                                                      24

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                            at November 30, 2004
                                                                     (Unaudited)
================================================================================

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $1,048,378
     Accounts receivable, net of allowance for doubtful accounts
         of $14,406 and present value discount of $17,135 (note 6)     1,390,432
     Inventory (note 7)                                                  327,829
     Prepaid expenses and other current assets                            94,686
     Deferred tax                                                        186,000
                                                                      ----------

            Total current assets                                       3,047,325

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $2,007,854 (note 4)              664,643
PROPERTY AND EQUIPMENT, net (note 8)                                      76,504
DEFERRED TAX                                                           1,210,000
OTHER ASSETS                                                              11,150
                                                                      ----------

            TOTAL ASSETS                                              $5,009,622
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                            at November 30, 2004
                                                                     (Unaudited)
================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   135,353
     Accrued payroll and other expenses                                 237,714
     Accrued bonuses to officers                                         77,626
     Accrued income taxes                                                 1,600
     Accrued warranty and service costs                                  31,197
     Current portion of deferred revenue                                 11,416
                                                                    ------------

            Total current liabilities                                   494,906

     Deferred revenue                                                    17,131
     Other long-term liabilities (note 10)                                2,561
                                                                    ------------

            Total liabilities                                           514,598
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,581,343 shares issued and outstanding (note 9)                 3,582
     Additional paid-in capital                                       5,016,671
     Accumulated deficit                                               (525,229)
                                                                    ------------

            Total shareholders' equity                                4,495,024
                                                                    ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,009,622
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         For the Three Months Ended November 30,
                                                                     (Unaudited)

================================================================================

                                                        2004            2003
                                                    ------------    ------------

NET SALES                                           $ 1,066,474     $ 1,138,733

COST OF SALES                                           322,128         351,746
                                                    ------------    ------------

GROSS PROFIT                                            744,346         786,987
                                                    ------------    ------------

OPERATING EXPENSES
     Selling, general, and administrative               631,945         605,823
     Research and development                           113,692         143,393
                                                    ------------    ------------

        Total operating expenses                        745,637         749,216
                                                    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                            (1,291)         37,771
                                                    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                     16,771          20,487
     Interest expense                                      (284)           (366)
     Gain on exchange of currency                         2,111              --
     Gain on sale of assets                               5,200              --
                                                    ------------    ------------

        Total other income                               23,798          20,121
                                                    ------------    ------------

INCOME BEFORE BENEFIT FROM INCOME TAXES                  22,507          57,892

BENEFIT FROM INCOME TAXES
     Benefit from (provision for) income tax                 --         (11,173)
     Change in valuation allowance                           --              --
                                                    ------------    ------------

        Total provision for income taxes                     --         (11,173)
                                                    ------------    ------------

NET INCOME                                          $    22,507     $    46,719
                                                    ============    ============

BASIC EARNINGS PER SHARE                            $      0.01            0.01
                                                    ============    ============

Diluted earnings per share                          $      0.01     $      0.01
                                                    ============    ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                            3,571,191       3,417,202
                                                    ============    ============

     DILUTED                                          4,143,687       4,128,092
                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.


                                                  SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Three Months Ended November 30,
                                                                            (Unaudited)
=======================================================================================

                                                                2004           2003
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                              $    22,507    $    46,719
    Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization of property and
           equipment                                             10,696          8,060
         Amortization of capitalized software development
           costs                                                 31,869         52,552
         (Gain) or loss on sale of assets                        (5,200)            --
         (Increase) decrease in
           Accounts receivable                                  314,601        140,788
           Inventory                                             30,761        (44,571)
           Other assets                                          21,358         44,382
         Increase (decrease) in
           Accounts payable                                     (17,533)          (962)
           Accrued payroll and other expenses                    18,306          5,097
           Accrued bonuses to officers                               --       (133,538)
           Accrued income taxes                                      --             --
           Accrued warranty and service costs                    (1,299)        (5,571)
           Deferred revenue                                      (2,854)        (6,454)
                                                            ------------   ------------

              Net cash provided by operating activities         423,212        106,502
                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                         (23,529)        (2,970)
    Proceeds from sale of assets                                  7,895             --
    Capitalized computer software development costs            (120,032)       (48,209)
                                                            ------------   ------------

              Net cash used in investing activities            (135,666)       (51,179)
                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the exercise of stock options                  26,566         36,798
                                                            ------------   ------------

              Net cash provided by financing activities          26,566         36,798
                                                            ------------   ------------

       The accompanying notes are an integral part of these financial statements.




                                                  SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Three Months Ended November 30,
                                                                            (Unaudited)
=======================================================================================

                                                                2004           2003
                                                            ------------   ------------

              Net increase in cash and cash equivalents     $   314,112    $    92,121

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    734,266        260,733
                                                            ------------   ------------

CASH AND CASH EQUIVALENTS, END OF THE THREE MONTHS          $ 1,048,378    $   352,854
                                                            ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                           $       284    $       366
                                                            ============   ============

    INCOME TAXES PAID                                       $     1,600    $    47,000
                                                            ============   ============

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products, which varies product to product, not exceeding five years. Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is recoverable through revenues. Any excess of development costs to expected net realizable value is expensed at that time.

We have reassessed economic life of our pharmaceutical software based on our actual experience, and we have determined that the estimated economic life of the products should be five years starting at September 1, 2004. Accordingly, we began amortizing the net book value of capitalized software development costs over a sixty-month period using the straight-line method. As a result, we amortized our pharmaceutical software development costs for $7,383 in the first quarter of fiscal year 2005. If we had not changed our expected economic life, we would have amortized $24,899.

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

Note 6: ACCOUNTS RECEIVABLE

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. We specifically analyze the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

Our long-term receivables are discounted at the present value. The discount is amortized over the life of the receivable and recognized as interest income. As of November 30, 2004, the unamortized discount amount on such receivable was $17,135. The discounted balance of long-term receivables of $526,865 is due to be collected before the end of fiscal year 2005.

Note 7: INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market, and consists of computers and peripheral computer equipment.

Note 8: PROPERTY AND EQUIPMENT

Furniture and equipment as of November 30, 2004 consisted of the following:

         Equipment                                            $    165,300
         Computer equipment                                        295,131
         Furniture and fixtures                                     52,704
         Leasehold improvements                                     38,215
                                                              -------------
                                                                   551,350
         Less accumulated depreciation and amortization           (474,846)
                                                              -------------
                                                              $     76,504
                                                              =============

Note 9: STOCKHOLDERS' EQUITY

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

As of November 30, 2004, options to purchase 1,029,616 shares have been issued and were outstanding to various employees at an exercise price equal to the fair market value of our stock price at the date of each grant, with five-year vesting periods. Also, in accordance with the by-laws of the corporation, a total of 8,206 options to purchase shares have been issued to the Board of Directors at exercise prices ranging from $1.20 to $5.25, with a three-year vesting period. During the first fiscal quarter of 2005, 16,900 options were exercised by employees.

Note 10: EARNINGS PER SHARE

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

Note 11:  STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair-value-based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value-based method and has disclosed the pro forma effect of using the fair-value-based method to account for its stock-based compensation.

The table below represents a reconciliation of the company's pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method:

                                                                     Three            Three
                                                                     Months           Months
                                                                      2004             2003
                                                                   -----------      -----------
Net income
     As reported                                                   $   22,507       $   46,719
         Stock based employee compensation cost, net of
                  related tax effects, that would have been
                  included in the determination of net income
                  if the fair value method had been applied           (62,988)         (63,252)
                                                                   -----------      -----------

                  PRO FORMA NET LOSS                               $  (40,481)      $  (16,533)
                                                                   ===========      ===========

Earnings (loss) per common share
         Basic - as reported                                       $     0.01       $     0.01
         Basic - Pro forma                                         $    (0.01)      $    (0.00)

         Diluted - as reported                                     $     0.01       $     0.01
         Diluted - Pro forma                                       $    (0.01)      $    (0.00)


Note 12:  Segment and Geographic Reporting

The Company accounts for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the three months ended November 30, 2004 and November 30, 2003:

                                                               November 30, 2004
                                   --------------------------------------------------------------------------
                                   Simulations Plus,     Words +, Inc.       Eliminations         Total
                                          Inc
                                   ------------------- ------------------- ------------------ ---------------
Net Sales                                     523,452             543,022                          1,066,474
Income (loss) from operations                  41,405            (18,898)                             22,507
Identifiable assets                         5,584,743           1,237,573        (1,812,694)       5,009,622
Capital expenditures                            3,354              20,175                             23,529
Depreciation and Amortization                   3,508               7,188                             10,696

                                       11






                                                               November 30, 2003
                                   --------------------------------------------------------------------------
                                   Simulations Plus,     Words +, Inc.       Eliminations         Total
                                          Inc
                                   ------------------- ------------------- ------------------ ---------------
Net Sales                                     642,293             496,440                          1,138,733
Income (loss) from operations                 135,148            (97,377)                             37,771
Identifiable assets                         4,219,623             651,521          (963,279)       3,907,865
Capital expenditures                                -               2,970                              2,970
Depreciation and Amortization                   3,957               4,103                              8,060


In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended November 30, 2004 and November 30, 2003 were as follows (in thousands):

                                                     November 30, 2004
                              ------------------------------------------------------------------------------
                               North America                                             South
                                                 Europe        Asia        Oceania      America      Total
                              --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                    327           77          119          -0-          -0-        523
Words+, Inc.                              494           30           15            8          -0-        543
Total                                     821          107          134            8          -0-      1,066

                                                     November 30, 2003
                              ------------------------------------------------------------------------------
                                   North                                                  South
                                  America         Europe        Asia        Oceania      America      Total
                              --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                    172           52          418          -0-          -0-        642
Words+, Inc.                              431           45            8            7            5        496
Total                                     603           97          426            7            5      1,138


Note 13:  SUBSEQUENT EVENT

Since December 1, 2004, an additional 33,700 stock options to purchase shares have been exercised by employees.

Item 2. Management's Discussion and Analysis or Plan of Operations
        ----------------------------------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

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

SIMULATIONS PLUS
----------------

PRODUCTS
--------

We currently offer three software products for pharmaceutical research:
GastroPlus(TM), ADMET Predictor(TM), and ADMET Modeler(TM).

GastroPlus is a computer program that simulates how drugs are absorbed in the human gastrointestinal tract and in a number of standard laboratory animals. The simulation involves pharmacokinetics (what happens to the drug when it gets into the body) and pharmacodynamics (what happens to the body when the drug gets into the body). The basic absorption simulation has equations for the movement of the drug through the gastrointestinal tract, how fast it dissolves in the stomach and intestines, whether it is converted to a different molecular form by chemical reactions or by metabolism by enzymes in the gastrointestinal tract, and how fast it is absorbed through the intestinal wall into the blood stream. With additional inputs, it also simulates the amount of drug in the blood plasma versus time, and how the drug affects the body, such as reducing pain, reducing blood pressure, reducing depression, and adverse side effects.

We believe GastroPlus is the "gold standard" for simulation of oral drug absorption in the pharmaceutical industry. In addition to virtually every major pharmaceutical company, recent sales have included a growing number of generic drug companies and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are considerably smaller than the pharmaceutical giants, they can also save considerable time and money using our software tools. We believe this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus.

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

In addition to simulation software, we produce software that consists of statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures. ADMET Predictor(TM) (formerly known as QMPRPlus(TM)) provides estimates for approximately 50 properties of new drug-like molecules with only their structures as input. Recent product improvements included the prediction of ionization constants ("pKa's") for molecules, which tells chemists whether the molecules will ionize (add or give up hydrogen atoms) at different pH levels in the body. Ionization is especially important because it has a major effect on some other properties, like solubility. ADMET Predictor is now one of the few programs available in the world that provides accurate prediction of pKas, and we believe the predictive accuracy of the pKa model in ADMET Predictor is unsurpassed.

With the recent release of ADMET Predictor 1.0, we have added an important new capability for toxicity prediction. Toxicity prediction was identified by the U.S. Food and Drug Administration as a critical need in a white paper released in March 2004. We released our first toxicity prediction in the fourth quarter, which predicts whether new molecules are expected to bind to the estrogen receptor. The new capability provides six different toxicity models based on data sets released to the public domain by the U.S. Environmental Protection Agency and the U.S. Food and Drug Administration in 2004.

With these new capabilities, we believe ADMET Predictor combines the most comprehensive and accurate set of predictions for Absorption, Distribution, Metabolism, Excretion and Toxicity (ADMET) available today.

GastroPlus and/or ADMET Predictor have been licensed by virtually every major pharmaceutical company and a growing number of smaller companies in the U.S., Europe, and Japan. Our number of customers has grown continuously since our first product releases in 1998.

Our third core product, ADMET Modeler(TM), (formerly QMPRchitect(TM)), was released in July of 2003. This powerful program is used to generate the predictive models used in ADMET Modeler in a small fraction of the time once required to build these models. For example, the six new toxicity models in ADMET Predictor were developed in a matter of a few weeks. Most of that time was spent in cleaning up the databases (which seem to always contain a number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months for each one of the six models to obtain similar results.

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments each year. Using such data to build predictive models provides a second return on investment; however, in the past, model-building has traditionally been a tedious activity that required a specialist. With ADMET Modeler, scientists with no model-building experience can use their own experimental data to quickly create very high quality predictive models.

We continue to enhance GastroPlus, ADMET Predictor, and ADMET Modeler, and we are developing new core products to add to our catalog of software for pharmaceutical research. Two products scheduled to be released in early 2005 are DDDPlus(TM) and MembranePlus(TM). These products are described further below.

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

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------

In the area of simulation software for pharmaceutical research, we are developing additional capabilities for GastroPlus, ADMET Predictor, and ADMET Modeler. Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1) PBPKPlus(TM) Module
-----------------------

The PBPKPlus Module for GastroPlus was demonstrated at the American Association of Pharmaceutical Scientists conference in early November 2004. We expect the module to be released for sale in early 2005. This module enables researchers to predict the amount of drug that reaches different body tissues and organs. This is an important new capability because it is one of the most promising technologies for predicting human pharmacokinetics from animal data

(pharmacokinetics refers to what happens to the drug after it enters the body). With actual human data, this capability will enable scientists to predict the concentration of drug in various body tissues, which should contribute to a better understanding of both therapeutic and adverse effects. Without the ability to predict these effects, clinical trial costs can soar when trials must be repeated to determine proper dosing levels. We believe the integration of the GastroPlus absorption model with a complete PBPK capability provides the most comprehensive simulation capability currently available. This capability was developed in response to customer requests from several of the largest pharmaceutical companies in the world.

(2) Multiple Particle Size Dissolution Model
--------------------------------------------

The current dissolution model in GastroPlus uses a single "effective" particle size. While this has adequately represented the dissolution of most tablets, capsules, and suspensions to date, formulation researchers know that real dosage forms do not consist of particles that are all one size. Instead, there is a distribution of particle sizes from smaller than average to larger than average. Smaller particles dissolve faster than larger particles. For some drugs, this results in dissolution behavior that is not well-modeled with a single effective particle size. This new model will allow formulation researchers to assess the effects of different particle size distributions on dissolution and absorption. The multiple particle size model has already been demonstrated in our DDDPlus(TM) software described below. We plan to incorporate it into GastroPlus in calendar 2005.

(3) DDDPlus(TM)
---------------

The DDDPlus (Dose Disintegration and Dissolution Plus) project originally began in 2000, and proceeded at a slow pace until 2003, in between other higher priority projects. We demonstrated a nearly final version of DDDPlus at the American Association of Pharmaceutical Scientists conference in early November 2004. We expect to release the full version by the end of calendar 2004. DDDPlus simulates how different tablets and capsules disintegrate and dissolve during in vitro (laboratory) dissolution experiments. The program includes the effects of changing formulation excipients (additives that are not the active drug), and changing the experimental apparatus and fluids used in the experiment. We believe this tool will be a valuable asset for formulation scientists as they search for optimum formulations that provide desirable properties at minimum cost, as well as optimum experimental conditions under which to measure disintegration and dissolution to best predict what will happen in human. We've been encouraged by the level of interest we've received as we've demonstrated beta versions of the software at various shows and customer sites.

(4) ADMET Predictor(TM) upgrades
--------------------------------

We will continue to add new molecular descriptors and new predicted ADMET properties to ADMET Predictor. We recently announced the release of ADMET Predictor 1.0 with structure drawing depiction and six toxicity predictions, as well as improved pKa prediction and other user convenience improvements.

WORDS+
------

PRODUCTS
--------

Our wholly owned subsidiary, Words+, Inc. has been an industry technology leader for over 23 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys and Talking Screen, as well as our growing line of hardware products. We will also consider acquisitions of other products, businesses and companies that are complementary to our existing augmentative and alternative communication and computer access business lines. We announced the purchase of the Say-it! SAM technologies from SAM Communications, LLC of San Diego in December 2003. This acquisition gave us our smallest, lightest augmentative communication system, which is based on a Compaq iPAQ personal digital assistant (PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this technology purchase has enabled us to move into this market segment faster and at lower cost than developing the product ourselves. Say-it! SAM sales grew rapidly in 2004 and we expect this product to continue to be successful in 2005.

At the Closing the Gap conference in October 2004, we demonstrated our new Windows CE tablet-computer-based augmentative communication system, called the SAM Tablet. This received enthusiastic responses from both potential customers and Words+ dealers alike. We believe that tablet-based communication systems are in high demand in this market, and that this addition fills a hole we had in our product line.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                             Three Months Ended
                                         ------------------------------------------------------------
                                                    11/30/04                      11/30/03
                                         ------------------------------- ----------------------------
Net sales                                        $ 1,066           100%       $ 1,139           100%
Cost of sales                                        322           30.2           352          30.9
                                         ---------------- -------------- ------------- --------------
Gross profit                                         744           69.8           787          69.1
                                         ---------------- -------------- ------------- --------------
Selling, general and administrative                  632           59.3           606          53.2
Research and development                             114           10.7           143          12.6
                                         ---------------- -------------- ------------- --------------
Total operating expenses                             746           70.0           749          65.8
                                         ---------------- -------------- ------------- --------------
Income (loss) from operations                        (2)          (0.2)            38           3.3
                                         ---------------- -------------- ------------- --------------
Other income (expenses)                               24            2.3            20           1.8
                                         ---------------- -------------- ------------- --------------
Net income before taxes                               22            2.1            58           5.1
                                         ---------------- -------------- ------------- --------------
Provision for income taxes                             -              -            11           1.0
                                         ---------------- -------------- ------------- --------------
Net income                                       $    22           2.1%       $    47           4.1%
                                         ================ ============== ============= ==============

NET SALES

Consolidated net sales decreased $73,000, or 6.4%, to $1,066,000 in the first fiscal quarter of 2005 (FY05) from $1,139,000 in the first fiscal quarter of 2004 (FY04). Our sales from pharmaceutical and educational software decreased approximately $119,000, or 18.5%; however, our Words+, Inc. subsidiary's sales increased approximately $46,000, or 9.3%, for the quarter. Management attributes the decrease in pharmaceutical software sales to three factors: (1) analytical study contract revenues was zero in FY05, while we had $32,000 in study contract revenues in FY04, (2) the amount of the new one-year global license in FY05 was somewhat less than the amount we received from a multi-year "ADME Partners" license in FY04, and (3) revenues from renewal orders were much lower in FY05 compared with FY04 because four customers slipped their renewals into the second quarter in FY 05. Despite these decreases, pharmaceutical revenues in FY05 were sustained with orders from new customers, which expands the foundation for future annual license renewal revenues, upon which our compound growth is based.

Management attributes the increase in Words+ sales primarily to the sales growth in products of "Say-it! SAM" and "TuffTalker", which accounted over 40% of total sales in FY04, compared with less than 5% of total sales in FY03. This increase outweighed the decrease in Freedom product sales.

COST OF SALES

Consolidated cost of sales decreased $30,000, or 8.5%, to $322,000 in the first fiscal quarter of FY05 from $352,000 in the first fiscal quarter of FY04. The percentage of cost of sales in the first fiscal quarter of FY05 is almost the same as the first fiscal quarter of FY04. For Simulations Plus, cost of sales decreased $30,000, or 39.0%. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which decreased $39,000, or 83.9%, and an increase in royalty expense of $8,000, or 25.0% which represents royalty payments to TSRL. As a percentage, cost of sales decreased from 12.1% in FY04 to 9.1% in FY05. Management attributes this decrease in percentage of cost of sales primarily to a change in estimate of pharmaceutical software product life, which we reassessed to be 5 years beginning with this quarter. Thus, quarterly amortization of capitalized software development costs decreased.

For Words+, cost of sales increased $1,000, or 0.4%. As a percentage, cost of sales decreased 4.5% between the first fiscal quarter of FY05 and FY04. Management attributes the percentage decrease in cost of sales for Words+ primarily to the price increases instituted as part of our restructure of Words+ in fiscal year 2004.

GROSS PROFIT

Consolidated gross profit decreased $43,000, or 5.5%, to $744,000 in the first quarter of FY05 from $787,000 in the first quarter of FY04. Management attributes this decrease to lower pharmaceutical software sales which outweighed an increase in gross profit generated by Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $26,000, or 4.3%, to $632,000 in the first fiscal quarter of FY05 from $606,000 in the first fiscal quarter of FY04. For Simulations Plus, selling, general and administrative expenses increased $51,000, or 16.9%. The major increases in expenses were in the categories of equipment lease, insurance, legal and accounting, investor relation's fees, and salary increases along with payroll-related expenses such as health insurance, payroll taxes, and 401(k) matching contributions. These increases outweighed small decreases in bank charges, employee benefits, and depreciation.

For Words+, expenses decreased $25,000, or 8.1%, due to a reduction in salary and payroll related expenses such as health insurance, payroll taxes and 401(k) matching contributions, catalog expenses, and dues/subscriptions. These decreases outweighed increases in selling expenses, such as commissions to sales reps, trade shows and travel expenses.

RESEARCH AND DEVELOPMENT

We incurred approximately $234,000 of research and development costs for both companies during the first quarter of FY05. Of this amount, $120,000 was capitalized and $114,000 was expensed. In the first quarter of FY04, we incurred $191,000 of research and development costs, of which $48,000 was capitalized and $143,000 was expensed. The increase of $43,000, or 22.5%, in research and development expenditure from the first quarter of FY04 to the first quarter of FY05 was due to salary increases and purchase of software development tools.

OTHER INCOME (EXPENSE)

The net of other income (expense) in the first quarter of FY05 increased by $3,000. The amortization of present value discount on long-term receivables decreased by $4, however we gained $5,000 on sale of equipments and $2,000 on currency exchange.

PROVISION FOR INCOME TAXES

Although the Company had a Net Operating Loss (NOL) carried forward which was applied to the Company's Federal income tax liability, the State of California suspended the NOL carry forward for two years beginning with fiscal years that began after January 2003, resulting in a $11,000 tax due to the state of California for the first quarter FY04. We do not expect any tax due to the state of California for the first quarter of FY05.

NET INCOME

Consolidated net income for the three months' operations decreased by $25,000, or 53.2%, to $22,000 in the first quarter of FY05 compared to $47,000 in the first quarter of FY04. Management attributes this decrease in profit primarily to the decrease in sales, and increases in selling, general and administrative expenses which outweighed decreases in cost of sales, research and development expenses, provision for income taxes, and increase in other income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations and a bank line of credit. The Company has available a $500,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 1.5%. At November 30, 2004, the outstanding balance under the revolving line of credit was zero. The revolving line of credit is secured by the Company's assets, consisting of tangible personal property (except goods in transit), is personally guaranteed by the Company's President, and expires in May 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

Our risk from exposure to financial markets risk is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in the U.S. dollars although we generate significant revenues from customers overseas. The exception is that we were compensated in Japanese yen by one of Japanese customers. As a result, we experienced a small gain from currency exchange gain in the first fiscal quarter of 2005. In the future, if the foreign currency transactions increase significantly increase, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

Item 4. Controls and Procedures
        -----------------------

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

Item 5.           Other Information
                  -----------------
                  None.

Item 6.           Exhibits and Reports on form 8-K
                  --------------------------------

         (a)      Exhibits:

         31.1-2 Certification of Chief Executive Officer and Chief Financial Officer

         32 Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

         99.1 Press release dated September 3, 2004. (Incorporated by reference to the Company's Form 8-K filed on September 3, 2004.)

         (b)      Reports on Form 8-K

                  On September 3, 2004, Simulations Plus, Inc. issued a press release announcing changes in independent auditor. Following the press release, Form 8K was filed on September 3, 2004.

                  On September 22, 2004, Simulations Plus, Inc. filed Form 8K/A revising our documents in response to SEC's comments regarding Form 8K filed on September 3, 2004.

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 14, 2005.

                                                    Simulations Plus, Inc.

Date:  January 14, 2005                     By:     /s/ MOMOKO BERAN
                                                    ----------------
                                                    Momoko Beran
                                                    Chief Financial Officer