Form 10QSB
period 2005-02-28
SIMULATIONS PLUS INC
filed 2005-04-14
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 2005 or

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

Yes [x] No [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of April 14, 2005, was 3,626,643.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page
                                                                            ----

         Consolidated Balance Sheet at February 28, 2005 (unaudited)           2

         Consolidated Statements of Operations for the three months
          and six months ended February 28, 2005 and 29, 2004  (unaudited)     4

         Consolidated Statements of Cash Flows for the six months
          ended February 28, 2005 and 29, 2004 (unaudited)                     5

         Notes to Consolidated Financial Statements (unaudited)                7

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                              13

         Results of Operations                                                18

         Liquidity and Capital Resources                                      23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           23

Item 4.  Controls and Procedures                                              23

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                    25

Item 2.  Changes in Securities                                                25

Item 3.  Defaults upon Senior Securities                                      25

Item 4.  Submission of Matters to a Vote of Security Holders                  25

Item 5.  Other Information                                                    25

Item 6.  Exhibits and Reports on Form 8-K                                     26

Signature                                                                     27

Exhibit - Certifications                                                      28

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                            at February 28, 2005
                                                                     (Unaudited)
--------------------------------------------------------------------------------

  ASSETS

CURRENT ASSETS
     Cash and cash equivalents (Note 6)                               $1,009,331
     Accounts receivable, net of allowance for doubtful accounts
         of $11,833 and present value discount of $4,697               1,507,605
     Inventory (Note 7)                                                  250,432
     Prepaid expenses and other current assets                           103,487
                                                                      ----------

            Total current assets                                       2,870,855



CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $2,053,794 (Note 4)              697,494
PROPERTY AND EQUIPMENT, net (Note 8)                                      68,715
DEFERRED TAX (Note 5)                                                  1,396,000
OTHER ASSETS                                                              11,150
                                                                      ----------

                TOTAL ASSETS                                          $5,044,214
                                                                      ==========


   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                            at February 28, 2005
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   182,355
     Accrued payroll and other expenses                                 239,832
     Accrued warranty and service costs                                  28,084
     Current portion of deferred revenue                                 11,416
     Other current liabilities (Note 9)                                   4,667
                                                                    ------------

         Total current liabilities                                      466,354

DEFERRED REVENUE                                                         14,277

            Total liabilities                                           480,631
                                                                    ------------

COMMITMENTS AND CONTINGENCIES (Note 9)                                       --

SHAREHOLDERS' EQUITY (Note 10)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,621,043 shares issued and outstanding                          3,622
     Additional paid-in capital                                       5,076,354
     Accumulated deficit                                               (516,393)
                                                                    ------------

            Total shareholders' equity                                4,563,583
                                                                    ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,044,214
                                                                    ============


   The accompanying notes are an integral part of these financial statements.


                                                                               SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             for the three and six months ended February 28, and 29,
                                                                                                         (Unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                               Three months ended             Six months ended
                                                           ---------------------------   ---------------------------
                                                              2005           2004           2005            2004
                                                           ------------   ------------   ------------   ------------

NET SALES                                                  $ 1,031,776    $ 1,368,750    $ 2,098,250    $ 2,507,483

COST OF SALES                                                  370,796        459,790        692,924        811,536
                                                           ------------   ------------   ------------   ------------

GROSS PROFIT                                                   660,980        908,960      1,405,326      1,695,947
                                                           ------------   ------------   ------------   ------------

OPERATING EXPENSES
     Selling, general, and administrative                      535,442        733,747      1,167,387      1,339,617
     Research and development                                  131,227        153,989        244,919        297,382
                                                           ------------   ------------   ------------   ------------

         Total operating expenses                              666,669        887,736      1,412,306      1,636,999
                                                           ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS                                          (5,689)        21,224         (6,980)        58,948
                                                           ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
     Interest income                                            14,525         19,271         31,296         39,758
     Interest expense                                               --            (65)          (284)          (384)
     Gain on sale of assets                                         --             --          5,200             --
     Gain on currency exchange                                      --             --          2,111             --
                                                           ------------   ------------   ------------   ------------

         Total other income (expense)                           14,525         19,206         38,323         39,374
                                                           ------------   ------------   ------------   ------------

INCOME BEFORE BENEFIT FROM (PROVISION FOR)
     INCOME TAXES                                                8,836         40,430         31,343         98,322

BENEFIT FROM (PROVISION FOR) INCOME TAXES
     Provision for income tax                                       --         (7,803)            --        (18,976)
     Change in valuation allowance                                  --             --             --             --
                                                           ------------   ------------   ------------   ------------

         Total benefit from (provision for) income taxes            --         (7,803)            --        (18,976)
                                                           ------------   ------------   ------------   ------------

NET INCOME                                                 $     8,836    $    32,627    $    31,343    $    79,346
                                                           ============   ============   ============   ============

BASIC EARNINGS PER SHARE                                   $      0.00    $      0.01    $      0.01    $      0.02
                                                           ============   ============   ============   ============

Diluted earnings per share                                 $      0.00    $      0.01    $      0.01    $      0.02
                                                           ============   ============   ============   ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                   3,608,600      3,469,994      3,589,792      3,443,598
                                                           ============   ============   ============   ============

     DILUTED                                                 4,114,872      4,209,459      4,114,872      4,209,459
                                                           ============   ============   ============   ============


                     The accompanying notes are an integral part of these financial statements.

                                                          4

                                                            SIMUATIONS PLUS, INC. AND SUBSIDIARY
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   for the six months ended February 28, and 29,
                                                                                     (Unaudited)
-----------------------------------------------------------------------------------------------

                                                                       2005            2004
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $    31,343    $    79,346
    Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization of property and
           equipment                                                     21,518         19,512
         Amortization of capitalized software development
           costs                                                         77,810        109,178
         (Gain) on sale of assets                                        (5,200)            --

         (Increase) decrease in
           Accounts receivable                                          197,429       (176,825)
           Inventory                                                    108,158        (37,750)
           Other assets                                                  12,557         10,340
         Increase (decrease) in
           Accounts payable                                              29,469         (1,028)
           Accrued payroll and other expenses                            22,530        (19,778)
           Accrued bonuses to officers                                  (77,626)      (133,538)
           Accrued income taxes                                          (1,600)            --
           Accrued warranty and service costs                            (4,412)        (5,672)
           Deferred revenue                                              (5,708)        (9,308)
                                                                    ------------   ------------

              Net cash provided by (used in) operating activities       406,268       (165,523)
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                 (27,401)       (17,906)
    Sale of property and equipment                                        8,735            379
    Capitalized computer software development costs                    (198,824)       (92,676)
                                                                    ------------   ------------

              Net cash used in investing activities                    (217,490)      (110,203)
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capitalized lease obligations                                --         (2,489)
    Proceeds from the exercise of stock options                          86,287         74,878
                                                                    ------------   ------------

              Net cash provided by (used in) financing activities        86,287         72,389
                                                                    ------------   ------------


           The accompanying notes are an integral part of these financial statements.


                                                            SIMUATIONS PLUS, INC. AND SUBSIDIARY
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   for the six months ended February 28, and 29,
                                                                                     (Unaudited)
-----------------------------------------------------------------------------------------------



                Net increase (decrease) in cash and cash
                  equivalents                                       $   275,065    $  (203,337)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            734,266        260,733
                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF QUARTER                           $ 1,009,331    $    57,396
                                                                    ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                                   $       284    $       384
                                                                    ============   ============

    INCOME TAXES PAID                                               $     1,600    $    47,000
                                                                    ============   ============


           The accompanying notes are an integral part of these financial statements.

                                                6

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

We have reassessed economic life of our pharmaceutical software based on our actual experience, and we have determined that the estimated economic life of the products should be five years starting at September 1, 2004. Accordingly, we began amortizing the net book value of capitalized software development costs over a sixty-month period using the straight-line method. As a result, we amortized our pharmaceutical software development costs for $18,667 in the second quarter of fiscal year 2005. If we had not changed our expected economic life, we would have amortized $31,311.

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

Our long-term receivables are discounted at the present value. The discount is amortized over the life of the receivable and recognized as interest income. As of February 28, 2005, the unamortized discount amount on such receivable was $4,697. The discounted balance of receivables of $539,303 is due to be collected before the end of fiscal year 2005.

Note 7: INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market, and consists of computers and peripheral computer equipment.

Note 8: PROPERTY AND EQUIPMENT

Furniture and equipment as of February 28, 2005 consisted of the following:

         Equipment                                                  $    98,885
         Computer equipment                                             364,578
         Furniture and fixtures                                          52,704
         Leasehold improvements                                          38,215
                                                                    ------------
                                                                        554,382
         Less accumulated depreciation and amortization                (485,667)
                                                                    ------------
                                                                    $    68,715
                                                                    ============

Note 9: STOCKHOLDERS' EQUITY

Stock Option Plan

In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") pursuant to which a total of 250,000 shares of common stock were reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In February 2000, the shareholders approved the number of shares to be granted under the Option Plan to be 1,000,000 shares. Furthermore, in December 2000, the shareholders approved an increase in number of shares that may be granted under the Option Plan to 1,250,000. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors. On February 18, 2005 at an annual shareholders meeting, the shareholders approved an additional 250,000 shares to be reserved for issuance under the 1996 Stock Option Plan.

As of February 28, 2005, options to purchase 981,316 shares have been issued and were outstanding to various employees at an exercise price equal to the fair market value of our stock price at the date of each grant, with five-year vesting periods. Also, in accordance with the by-laws of the corporation, a total of 8,206 options to purchase shares have been issued to the Board of Directors at exercise prices ranging from $1.20 to $5.25, with a three-year vesting period. During the first six months of fiscal year 2005, 56,600 options were exercised by employees.

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

The table below represents a reconciliation of the company's pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method:

                                                                Six           Six
                                                               Months        Months
                                                                2005          2004
                                                             -----------   -----------
Net income
     As reported                                             $   31,343    $   79,346
         Stock based employee compensation cost, net of
            related tax effects, that would have been
            included in the determination of net income
            if the fair value method had been applied          (126,471)     (129,138)
                                                             -----------   -----------

                  PRO FORMA NET INCOME (LOSS)                $  (95,128)   $  (49,792)
                                                             ===========   ===========

Earnings(loss) per common share
         Basic - as reported                                 $     0.01    $     0.02
         Basic - Pro forma                                   $    (0.03)   $    (0.01)

         Diluted - as reported                               $     0.01    $     0.02
         Diluted - Pro forma                                 $    (0.02)   $    (0.01)


Note 12:  SEGMENT AND GEOGRAPHIC REPORTING

The Company accounts for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related
Information." The Company's reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the six months ended February 28, 2005 and February 29, 2004:

                                                    February 28, 2005
-------------------------------------------------------------------------------------------------------------
                                   Simulations Plus,      Words +, Inc.       Eliminations         Total
                                          Inc
---------------------------------- ------------------- ------------------- ------------------ ---------------
Net Sales                                     933,602           1,164,648                          2,098,250
---------------------------------- ------------------- ------------------- ------------------ ---------------
Income (loss) from operations                 (37,533)             30,553                            (6,980)
---------------------------------- ------------------- ------------------- ------------------ ---------------
Identifiable assets                         5,521,678           1,246,860        (1,724,324)       5,044,214
---------------------------------- ------------------- ------------------- ------------------ ---------------
Capital expenditures                            5,053              22,348                             27,401
---------------------------------- ------------------- ------------------- ------------------ ---------------
Depreciation and Amortization                   7,102              14,416                             21,518
---------------------------------- ------------------- ------------------- ------------------ ---------------






                                                         February 29, 2004
-------------------------------------------------------------------------------------------------------------
                                   Simulations Plus,     Words +, Inc.       Eliminations         Total
                                          Inc
---------------------------------- ------------------- ------------------- ------------------ ---------------
Net Sales                                   1,384,557           1,122,926                          2,507,483
---------------------------------- ------------------- ------------------- ------------------ ---------------
Income (loss) from operations                 311,768           (241,820)                             79,346
---------------------------------- ------------------- ------------------- ------------------ ---------------
Identifiable assets                         4,571,061             984,293        (1,442,630)       4,112,724
---------------------------------- ------------------- ------------------- ------------------ ---------------
Capital expenditures                            1,981              15,925                             17,906
---------------------------------- ------------------- ------------------- ------------------ ---------------
Depreciation and Amortization                   7,548              11,964                             19,512
---------------------------------- ------------------- ------------------- ------------------ ---------------

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the six months ended
February 28, 2005 and February 29, 2004 were as follows (in thousands):

                                                       February 28, 2005
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
                                   North                                                 South
                                  America          Europe       Asia       Oceania       America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                    514          209          210          -0-          -0-        933
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                            1,009          111           33           12          -0-      1,165
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                   1,523          320          243           12          -0-      2,098
------------------------------ =============== ============ ============ ============ ============ ==========

                                                      February 29, 2004
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
                                    North                                                 South
                                   America        Europe        Asia        Oceania      America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                    530          434          420          -0-          -0-      1,384
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                              964          103           37           14            5      1,123
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                   1,494          537          457           14            5      2,507
------------------------------ =============== ============ ============ ============ ============ ==========


Note 13:  SUBSEQUENT EVENT

Since March 1, 2005, an additional 5,600 stock options to purchase shares have been exercised by employees.

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

SIMULATIONS PLUS
----------------

PRODUCTS
--------

We currently offer four software products for pharmaceutical research:
GastroPlus(TM), DDDPlus(TM), ADMET Predictor(TM), and ADMET Modeler(TM).

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

The PBPKPlus(TM) module has been in extended beta testing for a number of months and we believe is now within a few weeks of release. This powerful module will further extend the utility of GastroPlus within the industry by simulating the amount of drug reaching specific tissues in human and laboratory animals. With the release of this new module, we are also incorporating a number of other major changes to the user interface and program capabilities. As a result, this release has been delayed longer than we had originally planned; however, we believe that this next version (GastroPlus 5.0) will be well worth the wait.

We announced the release of our fourth core product, DDDPlus (Dose Disintegration and Dissolution Plus), in February 2005. DDDPlus simulates how different tablets and capsules disintegrate and dissolve during in vitro (laboratory) dissolution experiments. The program also simulates the effects of changing formulation excipients (additives that are not the active drug), and changing the experimental apparatus and fluids used in the experiment. We believe this tool will be a valuable asset for formulation scientists as they search for optimum formulations that provide desirable properties at minimum cost, as well as optimum experimental conditions under which to measure disintegration and dissolution to best predict what will happen in human. The market for this tool includes hundreds of drug delivery companies as well as all pharmaceutical and biotech companies.

Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been invited speakers or presenters at over 40 prestigious scientific meetings worldwide in the past three years. We also conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it.

In addition to simulation software, we produce software that consists of statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures. ADMET Predictor(TM) (formerly known as QMPRPlus(TM)) provides estimates for approximately 50 properties of new drug-like molecules with only their structures as input. The ability to predict many properties from just a structure drawing enables researchers to eliminate large numbers of compounds before expensive testing, saving considerable time and money.

Recent product improvements included an advanced prediction of ionization constants ("pKa's") for molecules, which tells chemists whether the molecules will ionize (add or give up hydrogen atoms) at different pH levels in the body. Ionization is especially important because it has a major effect on some other properties, like solubility. ADMET Predictor is now one of the few programs available in the world that provides accurate prediction of pKas, and we believe the predictive accuracy of the pKa model in ADMET Predictor is unsurpassed.

With the recent release of ADMET Predictor 1.0, we also added an important new capability for toxicity prediction. Toxicity prediction was identified by the U.S. Food and Drug Administration as a critical need in a white paper released in March 2004. We released our first toxicity prediction in the fourth quarter, which predicts whether new molecules are expected to bind to the estrogen receptor. The new capability provides six different toxicity models based on data sets released to the public domain by the U.S. Environmental Protection Agency and the U.S. Food and Drug Administration in 2004. New toxicity models are in development and will be released as we complete them as upgrades to ADMET Predictor.

With these new capabilities, we believe ADMET Predictor combines the most comprehensive and accurate set of predictions for Absorption, Distribution, Metabolism, Excretion and Toxicity (ADMET) available today.

GastroPlus and/or ADMET Predictor have been licensed by virtually every major pharmaceutical company and a growing number of smaller companies in the U.S., Europe, and Japan. Our number of customers has grown continuously since our first product releases in 1998 and continues to grow each quarter.

ADMET Modeler(TM) (formerly QMPRchitect(TM)), was originally released in July of 2003. This powerful program is used to generate the predictive models used in ADMET Predictor in a small fraction of the time once required to build these models. For example, the six new toxicity models in ADMET Predictor were developed in a matter of a few weeks. Most of that time was spent in cleaning up the databases (which seem to always contain a number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months for each one of the six models to obtain similar results, or a total of about 18 months. New toxicity models are in development at this time, and will be released as upgrades to ADMET Predictor as they are completed.

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

We continue to enhance GastroPlus, DDDPlus, ADMET Predictor, and ADMET Modeler, and we are developing new core products to add to our catalog of software for pharmaceutical research. Another core product scheduled to be released in 2005 is MembranePlus(TM), which is described further below.

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

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------

In the area of simulation software for pharmaceutical research, we are developing additional capabilities for GastroPlus, DDDPlus, ADMET Predictor, and ADMET Modeler. Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1) PBPKPlus(TM) Module

The PBPKPlus Module for GastroPlus was demonstrated at the American Association of Pharmaceutical Scientists conference in early November 2004. We expect the module to be released for sale in the third quarter. This module enables researchers to predict the amount of drug that reaches different body tissues and organs. This is an important new capability because it is one of the most promising technologies for predicting human pharmacokinetics from animal data (pharmacokinetics refers to what happens to the drug after it enters the body). With actual human data, this capability will enable scientists to predict the concentration of drug in various body tissues, which should contribute to a better understanding of both therapeutic and adverse effects. Without the ability to predict these effects, clinical trial costs can soar when trials must be repeated to determine proper dosing levels. We believe the integration of the GastroPlus absorption model with a complete PBPK capability provides the most comprehensive simulation capability currently available. This capability was developed in response to customer requests from several of the largest pharmaceutical companies in the world, and two large companies have been involved in beta testing the new version.

(2) Multiple Particle Size Dissolution Model

The current dissolution model in GastroPlus uses a single "effective" particle size. While this has adequately represented the dissolution of most tablets, capsules, and suspensions to date, formulation researchers know that real dosage forms do not consist of particles that are all one size. Instead, there is a distribution of particle sizes from smaller than average to larger than average. Smaller particles dissolve faster than larger particles. For some drugs, this results in dissolution behavior that is not well-modeled with a single effective particle size. This new model will allow formulation researchers to assess the effects of different particle size distributions on dissolution and absorption. The multiple particle size model has already been demonstrated in our DDDPlus software. We plan to incorporate it into a Formulation Module for GastroPlus in calendar 2005.

(3) ADMET Predictor(TM) upgrades

We will continue to add new molecular descriptors and new predicted ADMET properties to ADMET Predictor. We recently announced the release of ADMET Predictor 1.0 with structure drawing depiction and six toxicity predictions, as well as improved pKa prediction and other user convenience improvements. We expect to add a number of user conveniences as well as additional toxicity models and prediction of other ADMET properties in the coming months.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:


                                                    ------------------------------------------------------------
                                                                        Three Months Ended
                                                    ------------------------------------------------------------
                                                               02/28/05                      02/29/04
                                                    ------------------------------- ----------------------------
Net sales                                                   $ 1,032          100%        $ 1,369          100%
Cost of sales                                                   371           35.9           460           33.6
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                    661           64.1           909           66.4
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                             535           51.8           734           53.6
Research and development                                        131           12.7           154           11.2
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                        666           64.5           888           64.8
                                                    ---------------- -------------- ------------- --------------
Income (loss) from operations                                   (5)           (0.5)           21            1.5
                                                    ---------------- -------------- ------------- --------------
Other income (expenses)                                         14             1.4            19            1.4
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                          9             0.9            40            2.9
                                                    ---------------- -------------- ------------- --------------
Provision for income taxes                                       -               -             7            0.5
                                                    ---------------- -------------- ------------- --------------
Net income                                                    $  9             0.9%        $  33           2.4%
                                                    ================ ============== ============= ==============


NET SALES

Consolidated net sales decreased $337,000, or 24.6%, to $1,032,000 in the second fiscal quarter of 2005 (FY05) from $1,369,000 in the second fiscal quarter of 2004 (FY04). Our sales from pharmaceutical and educational software decreased approximately $332,000, or 44.7%; and our Words+, Inc. subsidiary's sales decreased approximately $5,000, or 0.8%, for the quarter. Management attributes the decrease in pharmaceutical software sales primarily to the fact that we received a two-year order for almost $500,000 during the second quarter of last fiscal year, while no such order was received this year. Several orders that we had expected in the first quarter were received during the second quarter, and new customers were added during the second quarter; however, the total revenues generated were less than during the second quarter of fiscal year 2004.

Management attributes the decrease in Words+ sales primarily a decline in sales of our Freedom and MessageMate products, which were largely offset by increases in sales of our "Say-it! SAM" and "TuffTalker" products,

COST OF SALES

Consolidated cost of sales decreased $89,000, or 19.4%, to $371,000 in the second fiscal quarter of FY05 from $460,000 in the second fiscal quarter of FY04. The percentage of cost of sales in the second fiscal quarter of FY05 increased 2.3% from the second fiscal quarter of FY04. For Simulations Plus, cost of sales decreased $53,000, or 48.6%. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which decreased $30,000, or 61.2%, and a decrease in royalty expense of $23,000, or 37.7% which represents royalty payments to TSRL. As a percentage, cost of sales decreased from 14.7% in FY04 to 13.7% in FY05. Management attributes this decrease in percentage of cost of sales primarily to a change in estimate of pharmaceutical software product life, which, based on our demonstrated product lives, we reassessed to be 5 years beginning with the first fiscal quarter of FY05. Thus, quarterly amortization of capitalized software development costs decreased.

For Words+, cost of sales decreased $36,000, or 10.3%. As a percentage, cost of sales decreased 5.3% between the second fiscal quarter of FY05 and FY04. Management attributes the percentage decrease in cost of sales for Words+ primarily to the price increases instituted as part of our restructuring of Words+ in fiscal year 2004.

GROSS PROFIT

Consolidated gross profit decreased $248,000, or 27.3%, to $661,000 in the second fiscal quarter of FY05 from $909,000 in the second fiscal quarter of FY04. Management attributes this decrease to lower pharmaceutical software sales which outweighed an increase in gross profit generated by Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses decreased $199,000, or 27.1%, to $535,000 in the second fiscal quarter of FY05 from $734,000 in the second fiscal quarter of FY04. For Simulations Plus, selling, general and administrative expenses decreased $48,000, or 13.9%. The major decreases in expenses were insurance, legal, and accounting, which outweighed increases in investor relation's fees, and salary increases along with payroll-related expenses such as payroll taxes, and 401(k) matching contributions.

For Words+, expenses decreased $151,000, or 38.9%, due to reductions in salary and payroll-related expenses such as health insurance, payroll taxes and 401(k) matching contributions, and selling expenses. These decreases outweighed increases in dues and subscriptions, and repairs.

RESEARCH AND DEVELOPMENT

We incurred approximately $210,000 of research and development costs for both companies during the second fiscal quarter of FY05. Of this amount, $79,000 was capitalized and $131,000 was expensed. In the second fiscal quarter of FY04, we incurred $360,000 of research and development costs, of which $206,000 was capitalized and $154,000 was expensed. The decrease of $150,000, or 41.7%, in research and development expenditure from the second fiscal quarter of FY04 to the second fiscal quarter of FY05 was due primarily to the purchase of Say-it! SAM technology incurred in FY04, while no similar expense was experienced in FY05.

OTHER INCOME (EXPENSE)

Net other income (expense) in the second fiscal quarter of FY05 decreased by $5,000. This is due primarily to the decrease in the amortization of present value discount on long-term receivables.

PROVISION FOR INCOME TAXES

Although the Company had a Net Operating Loss (NOL) carried forward which was applied to the Company's Federal income tax liability, the State of California suspended the NOL carry forward for two years beginning with fiscal years that began after January 2003, resulting in a $7,000 tax due to the state of California for the second quarter of FY04. We do not expect any tax due to the state of California for the second quarter of FY05.

NET INCOME

Consolidated net income for the three months' operations decreased by $24,000, or 72.7%, to $9,000 in the second quarter of FY05 compared to $33,000 in the second quarter of FY04. Management attributes this decrease in profit primarily to the decrease in pharmaceutical software and services sales and other income which outweighed decreases in cost of sales, selling, general and administrative expenses, research and development expenses, and provision for income taxes.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                                         Six Months Ended
                                                    ------------------------------------------------------------
                                                               02/28/05                      02/29/04
                                                    ------------------------------- ----------------------------
Net sales                                                   $ 2,098          100%       $ 2,507          100%
Cost of sales                                                   693           33.0          811           32.4
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                  1,405           67.0        1,696           67.6
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                           1,167           55.6        1,340           53.4
Research and development                                        245           11.7          297           11.9
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                      1,412           67.3        1,637           65.3
                                                    ---------------- -------------- ------------- --------------
Income (loss) from operations                                   (7)          (0.3)           59            2.3
                                                    ---------------- -------------- ------------- --------------
Other income (expenses)                                         38            1.8            39            1.6
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                         31            1.5            98            3.9
                                                    ---------------- -------------- ------------- --------------
Provision for income taxes                                       -              -            19            0.8
                                                    ---------------- -------------- ------------- --------------
Net income                                                   $  31           1.5%         $  79            3.1%
                                                    ================ ============== ============= ==============

NET SALES

Consolidated net sales decreased $409,000, or 16.3%, to $2,098,000 in the first six months of FY05 from $2,507,000 in the first six months of FY04. Our sales from pharmaceutical and educational software decreased approximately $451,000, or 32.6%; however, our Words+, Inc. subsidiary's sales increased approximately $42,000, or 3.7%, for the six months. Management attributes the decrease in pharmaceutical software sales to three factors: (1) revenues from analytical study contract revenues were zero in FY05, while we had $32,000 in study contract revenues in FY04, (2) the amount of the new one-year global license in FY05 was somewhat less than the amount we received from a multi-year "ADME Partners" license in FY04, and (3) we received a two-year order worth just under $500,000 in the second quarter of FY04, while no such order was received in the second quarter of FY05. Despite these decreases, pharmaceutical revenues from new customers increased in FY05, which we expect will expand future annual license renewal revenues.

Management attributes the increase in Words+ sales primarily to the sales growth in products of "Say-it! SAM" and "TuffTalker", which accounted for 39% of total sales in FY05, compared with 7% of total sales in FY04. This increase outweighed a decrease in Freedom product and MessageMates sales.

COST OF SALES

Consolidated cost of sales decreased $118,000, or 14.5%, to $693,000 in the first six months of FY05 from $811,000 in the first six months of FY04. The percentage of cost of sales in the first six months of FY05 is almost the same as the first six months of FY04. For Simulations Plus, cost of sales decreased $84,000, or 44.9%. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which decreased $68,000, or 72.3%. In addition, royalty expense decreased $16,000, or 16.1%. As a percentage, cost of sales decreased from 13.5% in FY04 to 11.1% in FY05. Management attributes this decrease in percentage of cost of sales primarily to a change in estimate of pharmaceutical software product life, which we reassessed to be 5 years beginning with this fiscal year. Thus, six months amortization of capitalized software development costs decreased.

For Words+, cost of sales decreased $34,000, or 5.4%. As a percentage, cost of sales decreased 4.9% between the first six months of FY05 and FY04. Management attributes the percentage decrease in cost of sales for Words+ primarily to the price increases instituted as part of our restructuring of Words+ in fiscal year 2004.

GROSS PROFIT

Consolidated gross profit decreased $291,000, or 17.2%, to $1,405,000 in the first six months of FY05 from $1,696,000 in the first six months of FY04. Management attributes this decrease to lower pharmaceutical software sales which outweighed an increase in gross profit generated by Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses decreased $173,000, or 12.9%, to $1,167,000 in the first six months of FY05 from $1,340,000 in the first six months of FY04. For Simulations Plus, selling, general and administrative expenses increased $3,000, or 0.5%, which is almost the same. The major increases in expenses were in the categories of investor relations fees, and salary increases along with payroll-related expenses such as health insurance, payroll taxes, and 401(k) matching contributions. These increases outweighed decreases in commission expense, travel, and legal fees.

For Words+, expenses decreased $176,000, or 25.3%, due to a reduction in salary and payroll-related expenses such as health insurance, payroll taxes and 401(k) matching contributions, commission, and catalog expenses. These decreases outweighed small increases in repairs, trade shows and travel expenses.

RESEARCH AND DEVELOPMENT

We incurred approximately $444,000 of research and development costs for both companies during the first six months of FY05. Of this amount, $199,000 was capitalized and $245,000 was expensed. In the first six months of FY04, we incurred $550,000 of research and development costs, of which $253,000 was capitalized and $297,000 was expensed. The decrease of $111,000, or 20.2%, in research and development expenditure from the first six months of FY04 to the first six months of FY05 was due primarily to the purchase of Say-it! SAM technology incurred in FY04, while no such expense was incurred in FY05.

OTHER INCOME (EXPENSE)

The net of other income (expense) in the first six months of FY05 decreased by $1,000. The amortization of present value discount on long-term receivables decreased by $8,000, however we gained $5,000 on sale of equipment and $2,000 on currency exchange.

PROVISION FOR INCOME TAXES

Although the Company had a Net Operating Loss (NOL) carried forward which was applied to the Company's Federal income tax liability, the State of California suspended the NOL carry forward for two years beginning with fiscal years that began after January 2003, resulting in a $19,000 tax due to the state of California for the first six months of FY04. We do not expect any tax due to the state of California for the first six months of FY05.

NET INCOME

Consolidated net income for the six months' operations decreased by $48,000, or 60.8%, to $31,000 in the first six months of FY05 compared to $79,000 in the first six months of FY04. Management attributes this decrease in profit primarily to the decrease in sales and other income which outweighed decreases in cost of sales, selling, general and administrative expenses, research and development expenses, and provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations and a bank line of credit. The Company has available a $500,000 revolving line of credit from a bank. Interest is payable on a monthly basis at the bank's prime rate plus 1.5%. At February 28, 2005, the outstanding balance under the revolving line of credit was zero. The revolving line of credit is secured by the Company's assets, consisting of tangible personal property (except goods in transit), is personally guaranteed by the Company's President, and expires in May 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we were compensated in Japanese yen by some Japanese customers. As a result, we experienced a small gain from currency exchange in the first six months of FY05. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

Item 4. Controls and Procedures
-------------------------------

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

                  In the normal course of business, the Company is subject to various lawsuits and claims. The Company believes that the final outcomes of these matters, either individually or in the aggregate, will not have a material effect on the financial statements. The Company is not involved in any such litigation at this time.

Item 2. Changes in Securities
-----------------------------
                  None.

Item 3. Defaults Upon Senior Securities
---------------------------------------
                  None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

On March 11, 2004, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

1.  Election of directors
         Walter Woltosz
         Virginia Woltosz
         Dr. David Z. D'Argenio
         Dr. Richard Weiss

2. Ratification of the selection of Rose, Snyder, and Jacobs as the Company's independent accountants.

3. To adopt amendment to 1996 Stock Option Plan

     The above proposals were approved and the results of the balloting at the meeting are summarized in the following table.


     Proposal              Yes                No              Abstain           Withheld            Total
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
        (1)                 3,218,398                 --                --            10,000          3,228,398
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
        (2)                 3,215,098                800            12,500                --          3,228,398
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
        (3)                 2,279,011             54,761            14,596                --          2,348,368
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------


Item 5. Other Information
-------------------------
                  None.

Item 6. Exhibits and Reports on form 8-K
----------------------------------------

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

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 14, 2005.

                                            Simulations Plus, Inc.

Date:  April 14, 2005                       By: /s/ MOMOKO BERAN
                                                --------------------------------
                                                Momoko Beran
                                                Chief Financial Officer