Form 10QSB
period 2005-05-31
SIMULATIONS PLUS INC
filed 2005-07-11
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2005 or

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

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of July 08, 2005, was 3,634,143.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

                                Table of Contents
                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  2

         Consolidated Balance Sheet at May 31, 2005 (unaudited)                2

         Consolidated Statements of Operations for the three months
           and nine months ended May 31, 2005 and 2004 (unaudited)             4

         Consolidated Statements of Cash Flows for the nine months
           ended May 31, 2005 and 2004 (unaudited)                             5

         Notes to Consolidated Financial Statements (unaudited)                7

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                              13

         Results of Operations                                                18

         Liquidity and Capital Resources                                      23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           23

Item 4.  Controls and Procedures                                              23

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25

Item 2.  Changes in Securities                                                25

Item 3.  Defaults upon Senior Securities                                      25

Item 4.  Submission of Matters to a Vote of Security Holders                  25

Item 5.  Other Information                                                    25

Item 6.  Exhibits and Reports on Form 8-K                                     25

Signature                                                                     26

Exhibit - Certifications                                                      27

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                AT MAY 31, 2005
                                  (UNAUDITED)
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $1,348,491
     Accounts receivable, net of allowance for doubtful accounts
         of $18,884                                                    1,392,912
     Inventory (Note 7)                                                  300,558
     Prepaid expenses and other current assets                            66,724
     Deferred tax                                                        186,000
                                                                      ----------

            Total current assets                                       3,294,685



CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $2,095,062 (Note 4)              713,051
PROPERTY AND EQUIPMENT, net (Note 8)                                      88,401
DEFERRED TAX (Note 5)                                                  1,160,000
OTHER ASSETS                                                              11,150
                                                                      ----------

                TOTAL ASSETS                                          $5,267,287
                                                                      ==========


   The accompanying notes are an integral part of these financial statements.

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 AT MAY 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   182,283
     Accrued payroll and other expenses                                 276,937
     Accrued warranty and service costs                                  28,508
     Current portion of deferred revenue                                 11,416
     Other current liabilities                                            3,965
                                                                    -----------

         Total current liabilities                                      503,109

DEFERRED REVENUE                                                         11,423

            Total liabilities                                           514,532
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                                --

SHAREHOLDERS' EQUITY (Note 10)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,632,943 shares issued and outstanding                          3,633
     Additional paid-in capital                                       5,092,265
     Accumulated deficit                                               (343,143)
                                                                    -----------

            Total shareholders' equity                                4,752,755
                                                                    -----------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,267,287
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE THREE AND NINE MONTHS ENDED MAY 31,
                                                        (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                Three months ended                Nine months ended
                                                           ----------------------------      ----------------------------
                                                               2005             2004            2005          2004
                                                           -----------      -----------      -----------      -----------
NET SALES                                                  $ 1,424,438      $ 1,233,220      $ 3,522,688      $ 3,740,703

COST OF SALES                                                  428,266          382,731        1,121,190        1,194,267
                                                           -----------      -----------      -----------      -----------

GROSS PROFIT                                                   996,172          850,489        2,401,498        2,546,436
                                                           -----------      -----------      -----------      -----------

OPERATING EXPENSES
    Selling, general, and administrative                       644,502          622,005        1,811,889        1,961,622
    Research and development                                   134,007          117,972          378,926          415,354
                                                           -----------      -----------      -----------      -----------

       Total operating expenses                                778,509          739,977        2,190,815        2,376,976
                                                           -----------      -----------      -----------      -----------

INCOME FROM OPERATIONS                                         217,663          110,512          210,683          169,460
                                                           -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
    Interest income                                              7,114           22,445           38,410           62,203
    Miscellaneous income                                         1,189            1,189               --
    Interest expense                                              (259)            (383)            (543)            (767)
    Gain (loss) on sale of assets                                2,201               --            7,401               --
    Gain (loss) on currency exchange                            (4,658)              --           (2,547)              --
                                                           -----------      -----------      -----------      -----------

       Total other income (expense)                              5,587           22,062           43,910           61,436
                                                           -----------      -----------      -----------      -----------

INCOME BEFORE BENEFIT FROM (PROVISION FOR)
    INCOME TAXES                                               223,250          132,574          254,593          230,896

BENEFIT FROM (PROVISION FOR) INCOME TAXES
    Provision for income tax                                   (50,000)              --          (50,000)              --
                                                           -----------      -----------      -----------      -----------

       Total benefit from (provision for) income taxes         (50,000)              --          (50,000)              --
                                                           -----------      -----------      -----------      -----------

NET INCOME                                                 $   173,250      $   132,574      $   204,593      $   230,896
                                                           ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE                                   $      0.05      $      0.04      $      0.06      $      0.07
                                                           ===========      ===========      ===========      ===========

Diluted earnings per share                                 $      0.04      $      0.03      $      0.05      $      0.06
                                                           ===========      ===========      ===========      ===========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                                    3,627,811        3,536,406        3,602,605        3,474,760
                                                           ===========      ===========      ===========      ===========

    DILUTED                                                  3,958,063        4,046,223        3,958,063        4,046,223
                                                           ===========      ===========      ===========      ===========


                        The accompanying notes are an integral part of these financial statements.

                                                            4

                         SIMULATIONS PLUS, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED MAY 31,
                                      (UNAUDITED)
--------------------------------------------------------------------------------------

                                                                2005           2004
                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                               $ 204,593      $ 230,896
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization of property and
          equipment                                             34,538         27,289
        Amortization of capitalized software development
          costs                                                119,077        141,112
        (Gain) on sale of assets                                (7,401)            --
        Deferred tax                                            50,000             --

        (Increase) decrease in
          Accounts receivable                                  312,121        176,988
          Inventory                                             58,032       (173,524)
          Other assets                                          49,320        (81,514)
        Increase (decrease) in
          Accounts payable                                      29,397        (43,436)
          Accrued payroll and other expenses                    58,933         44,835
          Accrued bonuses to officers                          (77,626)      (133,538)
          Accrued income taxes                                  (1,600)            --
          Accrued warranty and service costs                    (3,988)        (8,125)
          Deferred revenue                                      (8,562)       (12,162)
                                                             ---------      ---------

            Net cash provided by operating activities          816,834        168,821
                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                        (60,144)       (24,015)
    Sale of property and equipment                              10,972          4,084
    Capitalized computer software development costs           (255,648)      (143,713)
                                                             ---------      ---------

            Net cash used in investing activities             (304,820)      (163,644)
                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capitalized lease obligations                       --         (3,191)
    Proceeds from the exercise of stock options                102,211        139,339
                                                             ---------      ---------

            Net cash provided by financing activities          102,211        136,148
                                                             ---------      ---------


      The accompanying notes are an integral part of these financial statements.

                                          5

                      SIMULATIONS PLUS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MAY 31,
                                   (UNAUDITED)
--------------------------------------------------------------------------------

              Net increase in cash and cash
                equivalents                           $  614,225     $  141,325

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             734,266        260,733
                                                      ----------     ----------

CASH AND CASH EQUIVALENTS, END OF QUARTER             $1,348,491     $  402,058
                                                      ==========     ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                     $      543     $      767
                                                      ==========     ==========

    INCOME TAXES PAID                                 $    1,600     $    1,600
                                                      ==========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS

    1 In FY04, Minolta copier with a zero book value was traded-in for a new Ricoh copier/printer. The remaining obligation of $8,177 was assumed by the lessor of Ricoh copier/printer in the exchange for a higher per print cost.

    2 In FY04, The Company purchased all of the rights, title, and interest in the Say-it! SAM augmentative communication device developed by SAM Communications, LLC, for 35,000 shares of Simulations Plus restricted common stock at $4.65 per share equal to the closing price on the date when the agreement was signed.


   The accompanying notes are an integral part of these financial statements.

                             SIMULATIONS PLUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

We have reassessed economic life of our pharmaceutical software based on our actual experience, and we have determined that the estimated economic life of the products should be five years starting at September 1, 2004. Accordingly, we began amortizing the net book value of capitalized software development costs over a sixty-month period using the straight-line method. As a result, we amortized our pharmaceutical software development costs for $18,615 in the third quarter of fiscal year 2005. If we had not changed our expected economic life, we would have amortized $38,366.

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

Our long-term receivables are discounted at the present value. The discount is amortized over the life of the receivable and recognized as interest income. As of May 31, 2005, the discount amount on such receivable was fully amortized and the receivables of $544,000 were collected in June 2005.

Note 7: INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market, and consists of computers and peripheral computer equipment.

Note 8: PROPERTY AND EQUIPMENT

Furniture and equipment as of May 31, 2005 consisted of the following:

         Equipment                                                    $ 156,637
         Computer equipment                                             298,510
         Furniture and fixtures                                          52,704
         Automobile                                                      21,769
         Leasehold improvements                                          38,215
                                                                      ---------
              Sub total                                                 567,835
         Less: Accumulated depreciation and amortization               (479,434)
                                                                      ---------
              Net Book Value                                             88,401
                                                                      =========

Note 9: STOCKHOLDERS' EQUITY

Stock Option Plan

In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") pursuant to which a total of 250,000 shares of common stock were reserved for issuance. The shareholders approved additional 250,000 shares that may be granted under the Option Plan in March 1999, 500,000 shares in February 2000, and 250,000 shares in December 2000, thus a total of 1,250,000 shares can be granted under the Option Plan. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors. Furthermore, on February 18, 2005 at an annual shareholders meeting, the shareholders approved an additional 250,000 shares to be reserved for issuance under the 1996 Stock Option Plan.

As of May 31, 2005, options to purchase 972,687 shares have been issued and were outstanding to various employees at an exercise price equal to the fair market value of our stock price at the date of each grant, with five-year vesting periods. Also, in accordance with the by-laws of the corporation, a total of 8,206 options to purchase shares have been issued to the Board of Directors at exercise prices ranging from $1.20 to $5.25, with a three-year vesting period. During the first nine months of fiscal year 2005, 68,500 options were exercised by employees.

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

The table below represents a reconciliation of the company's pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method:

                                                                          Nine Months          Nine Months
                                                                             2005                 2004
                                                                       ----------------     ----------------
Net income
         As reported                                                   $        204,593     $        230,896
         Stock based employee compensation cost, net of
                  related tax effects, that would have been
                  included in the determination of net income
                  if the fair value method had been applied                    (189,707)            (155,657)
                                                                       ----------------     ----------------

                  PRO FORMA NET INCOME (LOSS)                          $         14,886     $         75,239
                                                                       ================     ================

Earnings (loss) per common share

         Basic - as reported                                           $           0.05     $           0.07
         Basic - Pro forma                                             $           0.04     $           0.02

         Diluted - as reported                                         $           0.00     $           0.06
         Diluted - Pro forma                                           $           0.00     $           0.02

Note 12:  SEGMENT AND GEOGRAPHIC REPORTING

The Company accounts for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the nine months ended May 31, 2005 and May 31, 2004:

---------------------------------- --------------------------------------------------------------------------
                                                                 May 31, 2005
---------------------------------- --------------------------------------------------------------------------
                                       Simulations
                                       Plus, Inc.         Words +, Inc.       Eliminations         Total
---------------------------------- ------------------- ------------------- ------------------ ---------------
Net Sales                                   1,596,018           1,926,670                          3,522,688
---------------------------------- ------------------- ------------------- ------------------ ---------------
Income (loss) from operations                 110,661             100,022                            210,683
---------------------------------- ------------------- ------------------- ------------------ ---------------
Identifiable assets                         5,712,036           1,398,712        (1,793,461)       5,317,287
---------------------------------- ------------------- ------------------- ------------------ ---------------
Capital expenditures                            6,733              53,411                             60,144
---------------------------------- ------------------- ------------------- ------------------ ---------------
Depreciation and Amortization                  10,065              24,473                             34,538
---------------------------------- ------------------- ------------------- ------------------ ---------------





---------------------------------- --------------------------------------------------------------------------
                                                                 May 31, 2004
---------------------------------- --------------------------------------------------------------------------
                                       Simulations
                                       Plus, Inc.         Words +, Inc.       Eliminations         Total
---------------------------------- ------------------- ------------------- ------------------ ---------------
Net Sales                                   1,987,646           1,753,057                          3,740,703
---------------------------------- ------------------- ------------------- ------------------ ---------------
Income (loss) from operations                 478,182           (317,722)                            169,460
---------------------------------- ------------------- ------------------- ------------------ ---------------
Identifiable assets                         4,836,230           1,103,627        (1,594,926)       4,344,931
---------------------------------- ------------------- ------------------- ------------------ ---------------
Capital expenditures                            3,447              20,568                             24,015
---------------------------------- ------------------- ------------------- ------------------ ---------------
Depreciation and Amortization                  11,181              16,108                             27,289
---------------------------------- ------------------- ------------------- ------------------ ---------------


In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the nine months ended May
31, 2005 and May 31, 2004 were as follows (in thousands):

                                                  May 31, 2005
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
                                    North                                                South
                                   America        Europe        Asia        Oceania     America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                    875          357          364          -0-          -0-      1,596
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                            1,698          159           53           17          -0-      1,927
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                   2,573          516          417           17          -0-      3,523
------------------------------ =============== ============ ============ ============ ============ ==========

                                                  May 31, 2004
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
                                    North                                                South
                                   America        Europe        Asia        Oceania     America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                    900          560          528          -0-          -0-      1,988
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                            1,543          143           45           16            6      1,753
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                   2,443          703          573           16            6      3,741
------------------------------ =============== ============ ============ ============ ============ ==========

Note 13:  SUBSEQUENT EVENT

Since June 1, 2005, an additional 1,200 stock options to purchase shares have been exercised by employees.

On June 22, 2005, the Company issued 72,000 stock options to employees at an exercise price equal to the fair market value of our stock price at the date of grant.

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

The PBPKPlus(TM) module has been in extended beta testing for a number of months and we believe is now nearly ready to release. This powerful module will further extend the utility of GastroPlus within the industry by simulating the amount of drug reaching specific tissues in human and in laboratory animals. With the release of this new module, we have also incorporated a number of other major changes to the user interface and program capabilities. As a result, this release has been delayed longer than we had originally planned; however, we believe that this next version (GastroPlus 5.0) will be well worth the wait.

We announced the release of our fourth core product, DDDPlus (Dose Disintegration and Dissolution Plus), in February 2005. DDDPlus simulates how different tablets and capsules disintegrate and dissolve during in vitro (laboratory) dissolution experiments. The program also simulates the effects of changing formulation excipients (additives that are not the active drug), and changing the experimental apparatus and fluids used in the experiment. We believe this tool will be a valuable asset for formulation scientists as they search for optimum formulations that provide desirable properties at minimum cost, as well as optimum experimental conditions under which to measure disintegration and dissolution to best predict what will happen in human. The market for this tool includes hundreds of drug delivery companies as well as all pharmaceutical and biotech companies. Although a significant number of companies have been evaluating DDDPlus, no sales have been realized through the end of the third quarter. We remain confident that sales of DDDPlus licenses will begin to ramp up in the near future.

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

Recent product improvements included an advanced prediction of ionization constants ("pKa's") for molecules, which tells chemists whether the molecules will ionize (add or give up hydrogen atoms) at different pH levels in the body. Ionization is especially important because it has a major effect on some other properties, like solubility. ADMET Predictor is now one of the few programs available in the world that provides accurate prediction of pKas, and we believe the predictive accuracy of the pKa model and the additional information regarding probabilities of various microspecies (different ionized forms of the molecule that exist in different proportions) provided by our approach in ADMET Predictor are unsurpassed.

With the release of ADMET Predictor 1.0 in December 2004, we also added an important new capability for toxicity prediction. Toxicity prediction was identified by the U.S. Food and Drug Administration as a critical need in a white paper released in March 2004. We released our first toxicity prediction in the fourth quarter, which predicts whether new molecules are expected to bind to the estrogen receptor. The new capability provides six different toxicity models based on data sets released to the public domain by the U.S. Environmental Protection Agency and the U.S. Food and Drug Administration in 2004. New toxicity models are in development and will be released as we complete them as upgrades to ADMET Predictor.

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

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments each year. Using such data to build predictive models provides a second return on investment; however, in the past, model-building has traditionally been a tedious activity that required a specialist. With ADMET Modeler, scientists with no model-building experience can use their own experimental data to quickly create very high quality predictive models. ADMET Modeler 1.0 was released just after the end of the third quarter. Prior to that release, we were still shipping the earlier QMPRchitect product.

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

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------

In the area of simulation software for pharmaceutical research, we are developing additional capabilities for GastroPlus, DDDPlus, ADMET Predictor, and ADMET Modeler. Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts include:

(1) PBPKPlus(TM) Module
-----------------------

The PBPKPlus Module for GastroPlus was demonstrated at the American Association of Pharmaceutical Scientists conference in early November 2004. We had expected the module to be released for sale in the third quarter; however, release has been slipped to the fourth quarter. This powerful module enables researchers to predict the amount of drug that reaches different body tissues and organs. This is an important new capability because it is one of the most promising technologies for predicting human pharmacokinetics from animal data (pharmacokinetics refers to what happens to the drug after it enters the body). With actual human data, this capability will enable scientists to predict the concentration of drug in various body tissues, which should contribute to a better understanding of both therapeutic and adverse effects. Without the ability to predict these effects, clinical trial costs can soar when trials must be repeated to determine proper dosing levels. We believe the integration of the GastroPlus absorption model with a complete PBPK capability provides the most comprehensive simulation capability currently available. This capability has been developed in response to customer requests from several of the largest pharmaceutical companies in the world, and two large companies have been involved in beta testing the new version.

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

(3) ADMET Predictor(TM) upgrades
--------------------------------

We will continue to add new molecular descriptors and new predicted ADMET properties to ADMET Predictor. We announced the release of ADMET Predictor 1.0 in December 2004 with structure drawing depiction and six toxicity predictions, as well as improved pKa prediction and other user convenience improvements. We expect to add a number of user conveniences as well as additional toxicity models and prediction of other ADMET properties in the coming months. Further improvements were completed during the third quarter and we expect to release Version 1.2 during the fourth quarter.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                    ------------------------------------------------------------
                                                                        Three Months Ended
                                                    ------------------------------------------------------------
                                                               05/31/05                      05/31/04
                                                    ------------------------------- ----------------------------
Net sales                                                   $ 1,424           100%       $ 1,233           100%
Cost of sales                                                   428           30.1           383           31.1
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                    996           69.9           850           68.9
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                             645           45.3           622           50.4
Research and development                                        134            9.4           118            9.6
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                        779           54.7           740           60.0
                                                    ---------------- -------------- ------------- --------------
Income from operations                                          217           15.2           110            8.9
                                                    ---------------- -------------- ------------- --------------
Other income                                                      6            0.4            22            1.8
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                         223           15.6           132           10.7
                                                    ---------------- -------------- ------------- --------------
Provision for income taxes                                       50            3.5             -              -
                                                    ---------------- -------------- ------------- --------------
Net income                                                  $   173          12.1%       $   132          10.7%
                                                    ================ ============== ============= ==============


NET SALES

Consolidated net sales increased $191,000, or 15.5%, to $1,424,000 in the third fiscal quarter of 2005 (FY05) from $1,233,000 in the third fiscal quarter of 2004 (FY04). Our sales from pharmaceutical and educational software increased approximately $59,000, or 9.8%; and our Words+, Inc. subsidiary's sales increased approximately $132,000, or 20.9%, for the quarter. Management attributes the increase in pharmaceutical software sales primarily to the increase in new customers and additional module sales to the existing customers.

Management attributes the increase in Words+ sales primarily an increase in sales of "Say-it! SAM" and "Freedom" products. Some decline in MessageMate products and increase in insurance discounts were offset by these increases.

COST OF SALES

Consolidated cost of sales increased $45,000, or 11.8%, to $428,000 in the third fiscal quarter of FY05 from $383,000 in the third fiscal quarter of FY04. The percentage of cost of sales in the third fiscal quarter of FY05 decreased 1.0% from the third fiscal quarter of FY04. For Simulations Plus, cost of sales increased $5,000, or 7.4%. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which decreased $5,000, or 22.0%, while royalty expense increased by $10,000, or 22.4%, which represents royalty payments to TSRL. As a percentage, cost of sales slightly decreased from 11.7% in FY04 to 11.5% in FY05. Management attributes this decrease in percentage of cost of sales primarily to a change in estimate of pharmaceutical software product life, which, based on our demonstrated product lives, we reassessed to be 5 years beginning with the first fiscal quarter of FY05. Thus, quarterly amortization of capitalized software development costs decreased even though there is an additional amortization expense for our newly released DDDPlus product beginning in this quarter.

For Words+, cost of sales increased $40,000, or 12.9%. As a percentage, cost of sales decreased 3.3% between the third fiscal quarter of FY05 and FY04. Management attributes the percentage decrease in cost of sales for Words+ primarily to the price increases instituted as part of our restructuring of Words+ in fiscal year 2004.

GROSS PROFIT

Consolidated gross profit increased $146,000, or 17.2%, to $996,000 in the third fiscal quarter of FY05 from $850,000 in the third fiscal quarter of FY04. Management attributes this increase to sales increases in both pharmaceutical software and Words+ products along with improvement in profit margin on Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $23,000, or 3.7%, to $645,000 in the third fiscal quarter of FY05 from $642,000 in the third fiscal quarter of FY04. For Simulations Plus, selling, general and administrative expenses increased $78,000, or 30.6%. The major increases in expenses were selling expenses, such as commissions to dealers, trade shows, and travel, equipment lease, salary for an added employee in Marketing department, and payroll taxes and insurances, which outweighed decreases in legal, accounting, and bank charges. Foreign taxes also decreased as the result of an enactment of a new tax treaty between the USA and Japan.

For Words+, expenses decreased $55,000, or 15.0%, due primarily to reductions in salaries and payroll-related expenses such as health insurance, payroll taxes and 401(k) matching contributions, which were all a part of the restructuring of Words+ in fiscal year 2004. These decreases outweighed increases in commissions, contract labor, and repairs.

RESEARCH AND DEVELOPMENT

We incurred approximately $191,000 of research and development costs for both companies during the third fiscal quarter of FY05. Of this amount, $57,000 was capitalized and $134,000 was expensed. In the third fiscal quarter of FY04, we incurred $172,000 of research and development costs, of which $51,000 was capitalized and $121,000 was expensed. The increase of $19,000, or 11.1%, in research and development expenditure from the third fiscal quarter of FY04 to the third fiscal quarter of FY05 was due primarily to the hiring of additional scientist/programmer for new product development and salary increases to existing staff.

OTHER INCOME (EXPENSE)

Net other income (expense) in the third fiscal quarter of FY05 decreased by $16,000. This is due primarily to the decrease in the amortization of present value discount on long-term receivables, which are fully amortized by the end of this fiscal quarter.

PROVISION FOR INCOME TAXES

We have estimated income tax provision of $50,000 approximately for the third quarter of FY05 while there was no provision for the third quarter of FY04.

NET INCOME

Consolidated net income for the three months' operations increased by $41,000, or 31.1%, to $173,000 in the third quarter of FY05 compared to $132,000 in the third quarter of FY04. Management attributes this increase in profit primarily to the increases in both pharmaceutical software and Words+ product sales with improved profit margins, which outweighed increases in selling, general and administrative expenses, research and development expenses, income tax provision, and a decrease in other income.


COMPARISON OF NINE MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                                         Nine months Ended
                                                    ------------------------------------------------------------
                                                               05/31/05                      05/31/04
                                                    ------------------------------- ----------------------------
Net sales                                                   $ 3,523           100%       $ 3,741           100%
Cost of sales                                                 1,121           31.8         1,194           31.9
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                  2,402           68.2         2,547           68.1
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                           1,812           51.4         1,962           52.5
Research and development                                        379           10.8           415           11.1
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                      2,191           62.2         2,377           63.5
                                                    ---------------- -------------- ------------- --------------
Income from operations                                          211            6.0           170            4.5
                                                    ---------------- -------------- ------------- --------------
Other income                                                     44            1.2            61            1.6
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                         255            7.2           231            6.2
                                                    ---------------- -------------- ------------- --------------
Provision for income taxes                                       50            1.4             -              -
                                                    ---------------- -------------- ------------- --------------
Net income                                                  $   205           5.8%       $   231           6.2%
                                                    ================ ============== ============= ==============

NET SALES

Consolidated net sales decreased $218,000, or 5.8%, to $3,523,000 for the nine months ended May 31, 2005 compared to $3,741,000 for the nine months ended May 31, 2004. Our sales from pharmaceutical and educational software decreased approximately $392,000, or 19.7%; however, our Words+, Inc. subsidiary's sales increased approximately $174,000, or 9.9%, for the nine months. Management attributes the decrease in pharmaceutical software sales primarily to the revenue we received from a two-year order worth just under $500,000 in FY04, which has not been duplicated in FY05. The amount of the new one-year global license order we received in FY05 from a different customer was less than the amount we received from the multi-year "ADME Partners" license in FY04. Although the amount of sales decreased, the number of new customers increased in FY05, so we expect an expansion in future annual license renewal revenues.

Management attributes the increase in Words+ sales primarily to the sales growth in our "Say-it! SAM" and "TuffTalker" products, which accounted for 36% of total sales in FY05, compared with 13% of total sales in FY04. This increase outweighed a decline in "Freedom" and "MessageMate" products.

COST OF SALES

Consolidated cost of sales decreased $73,000, or 6.1%, to $1,121,000 for the nine months of FY05 from $1,194,000 for the nine months of FY04. The percentage of cost of sales for FY05 is almost identical to that for FY04, decreasing 0.1%. For Simulations Plus, cost of sales decreased $78,000, or 30.4%. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which decreased $73,000, or 62% and royalty expense decreased by $5,000, or 4% which represents royalty payments to TSRL. As a percentage, cost of sales decreased from 13.0% in FY04 to 11.3% in FY05. Management attributes this decrease in percentage of cost of sales primarily to a change in estimate of pharmaceutical software product life, which, based on our demonstrated product lives, we reassessed to be 5 years beginning with the first fiscal quarter of FY05. Thus, nine months' amortization of capitalized software development costs decreased even though there is an additional amortization expense for the new DDDPlus product beginning in the third fiscal quarter of FY05.

For Words+, cost of sales increased $5,000, or 0.6%. As a percentage, cost of sales decreased 4.5% for the nine months operations between FY05 and FY04. Management attributes the percentage decrease in cost of sales for Words+ primarily to the price increases instituted as part of our restructuring of Words+ in fiscal year 2004.

GROSS PROFIT

Consolidated gross profit decreased $291,000, or 17.2%, to $1,405,000 in the first nine months of FY05 from $1,696,000 in the first nine months of FY04. Management attributes this decrease to lower pharmaceutical software sales which outweighed an increase in gross profit generated by Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses decreased $150,000, or 7.6%, to $1,812,000 in the first nine months of FY05 from $1,962,000 in the first nine months of FY04. For Simulations Plus, selling, general and administrative expenses increased $80,000, or 8.9%. The major increases in expenses were in the categories of selling expenses such as commissions and trade shows, equipment lease, investor relations fees, and salary increases along with payroll-related expenses such as health insurance, payroll taxes, and 401(k) matching contributions. These increases outweighed decreases in legal and accounting, printing, and workers compensation insurance.

For Words+, expenses decreased $230,000, or 21.6%, due to reductions in salaries and payroll-related expenses such as health insurance, payroll taxes and 401(k) matching contributions, commission, travel expenses and catalog expenses. These decreases outweighed increases in contract labor, equipment repair, and depreciation expenses.

RESEARCH AND DEVELOPMENT

We incurred approximately $635,000 of research and development costs for both companies during the first nine months of FY05. Of this amount, $256,000 was capitalized and $379,000 was expensed. In the first nine months of FY04, we incurred $722,000 of research and development costs, of which $307,000 was capitalized and $415,000 was expensed. The decrease of $87,000, or 12.1%, in research and development expenditure from the first nine months of FY04 to the first nine months of FY05 was due primarily to our purchase of the Say-it! SAM technology which was incurred in FY04, while no such expense was incurred in FY05. This decrease outweighed the salary increases in Research and Development.

OTHER INCOME (EXPENSE)

The net of other income (expense) in the first nine months of FY05 decreased by $17,000. The amortization of present value discount on long-term receivables decreased by $23,000. We recognized a loss of $2,000 on currency exchange and a gain of $7,000 on sale of equipment and $1,000 of miscellaneous revenue in the first nine months of FY05 while there were no such income and expenses in FY04.

PROVISION FOR INCOME TAXES

We have estimated income tax provision of $50,000 approximately for the first nine months of FY05 while there was no provision for the same period of FY04.

NET INCOME

Consolidated net income for the nine months' operations decreased by $26,000, or 11.3%, to $205,000 in the first nine months of FY05 compared to $231,000 in the first nine months of FY04. Management attributes this decrease in profit primarily to the decrease in sales and other income which outweighed the decreases in cost of sales, selling, general and administrative expenses, and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations and a bank line of credit. The Company did not renew a revolving line of credit for $500,000 from a bank because the Company did not use it during the prior year and did not expect to need it in the near future. The Company is considering re-applying for the line of credit when there is a need for it.

The Company believes that existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may apply for a loan from a bank and may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if available, that it will be in amounts and on terms acceptable to the Company. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we were compensated in Japanese yen by some Japanese customers. As a result, we experienced a small loss from currency exchange in the first nine months of FY05. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

Item 4.  Controls and Procedures
         -----------------------

   (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

         None.

Item 6.  Exhibits and Reports on form 8-K
         --------------------------------

         (a)      Exhibits:

         31.1-2 Certification of Chief Executive Officer and Chief Financial Officer
         32 Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 08, 2005.

                                                  Simulations Plus, Inc.

Date:  July 08, 2005                        By:   /s/ MOMOKO BERAN
                                                  -----------------------
                                                  Momoko Beran
                                                  Chief Financial Officer