Form 10KSB
period 2005-08-31
SIMULATIONS PLUS INC
filed 2005-12-09
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended August 31, 2005 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

                        Commission file number: 001-32046

                             SIMULATIONS PLUS, INC.
                 (Name of small business issuer in its charter)

         CALIFORNIA                                      95-4595609
(State or other jurisdiction)               (I.R.S. Employer Identification No.)

        1220 W. AVENUE J
       LANCASTER, CA 93534                                 (661) 723-7723
(Address of principal executive                     (Issuer's telephone number,
  offices including zip code)                           including area code)


           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: NONE.

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act.) Yes [ ] No [X]

         The issuer had revenues of approximately $4,874,000 for the fiscal year ended August 31, 2005.

         As of December 7, 2005, the aggregate market value of the common equity held by non-affiliates of the issuer (1,633,048 shares) was approximately $6,123,930 based upon the December 7, 2005 closing price ($3.75) of one share on such date.

         As of December 7, 2005, the issuer had outstanding 3,650,048 shares of common stock and no share of preferred stock.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2005

                                Table of Contents
                                                                            Page
                                                                            ----


                                     PART I

Item 1.    Description of Business                                             1
Item 2.    Description of Property                                            10
Item 3.    Legal Proceedings                                                  11
Item 4.    Submission of Matters to a Vote of Security Holders                11



                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters           12
Item 6.    Management's Discussion and Analysis or Plan of Operation          13
Item 7.    Financial Statements                                               18
Item 8.    Changes In and Disagreements With Accountants on Accounting
                and Financial Disclosure                                      18
Item 8A.   Controls and Procedures                                            18
Item 8B.   Other Information                                                  18



                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act             19
Item 10.   Executive Compensation                                             21
Item 11.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                               24
Item 12.   Certain Relationships and Related Transactions                     25
Item 13.   Exhibits                                                           25
Item 14.   Principal Accounting Fees and Services                             27




           Signatures                                                         29
           Financial Statements                                              F-1
           Exhibits

FORWARD-LOOKING STATEMENTS
--------------------------

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF SIMULATIONS PLUS, INC., A CALIFORNIA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS
--------

Simulations Plus, Inc. (the "Company" or "Simulations Plus", or "we" or "our") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce different types of products: (1) Simulations Plus, incorporated in 1996, develops and produces modeling and simulation software for use in pharmaceutical research and for education, and also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program called Abbreviate! for the retail market. For the purposes of this document, we sometimes refer to the two businesses as "Simulations Plus" when referring to the business that is primarily pharmaceutical software and services, and "Words+" when referring to the business that is primarily assistive technologies for persons with disabilities.


SIMULATIONS PLUS
----------------

PRODUCTS
--------
We currently offer five software products for pharmaceutical research:
GastroPlus(TM), ADMET Predictor(TM), ADMET Modeler(TM), and ClassPharmer(TM). Just before the end of the fiscal year, we acquired the assets of Sage InformatIcs, LLC ("Sage") of Santa Fe, New Mexico, including three products:
ChemTK(TM), ChemTK Lite(TM), and ChemTKX(TM), and The CEO of Sage joined Simulations Plus as a Senior Scientist and Product Manager for this business area.

GASTROPLUS
----------
GastroPlus is a computer program for the simulation of the absorption and pharmacokinetics of drugs in the human gastrointestinal tract as well as in a number of standard laboratory animals. This sophisticated simulation has equations for the movement of the drug through the gastrointestinal tract, how fast it dissolves or precipitates along the way, whether it is converted to a different molecular form in the gastrointestinal tract prior to absorption, and how fast it is absorbed through various regions of the intestinal wall into the blood stream. With additional inputs, it also simulates the concentration of drug in the blood plasma versus time. With an optional module called PDPlus(TM), the program can also simulate how a drug affects the body, such as reducing pain, reducing blood pressure, reducing depression, and adverse side effects.

GastroPlus is used from early drug discovery through development and into early clinical trials. The information provided through these simulations guides project decisions in various ways. Among the kinds knowledge gained through such simulation are: (1) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (2) whether the absorption process is affected by certain transporter proteins in the intestinal tract that may cause absorption to be very different from one region to another, (3) when certain properties of a new compound can be adequately estimated through computer ("in silico") predictions or simple experiments rather than through more expensive and time-consuming experiments, (4) what the likely variations in blood concentration levels would be in a large population, in different age groups or in different ethnic groups, and (5) whether a new generic formulation for an existing approved drug is likely to demonstrate "bioequivalence" (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial.

Our marketing intelligence indicates that GastroPlus is the industry "gold standard" for this type of simulation, enjoying a dominant position in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include a number of generic drug companies and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are considerably smaller than the pharmaceutical giants, they can also save considerable time and money using our software tools. We believe this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus.

We are aware that other companies have developed competitive software; however, based on customer feedback, we believe that the competitive threat to GastroPlus is limited. The PBPKPlus(TM) module in final development during this reporting period will further extend the utility of GastroPlus. Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 40 prestigious scientific meetings worldwide in the past three years. We conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it.

ADMET PREDICTOR
---------------
In addition to simulation software, we produce software that consists of statistically significant numerical models that predict a variety of properties of chemical compounds from just their molecular structures. This kind of predictive capability means a chemist can merely draw a molecule diagram and get reasonable estimates of these properties, even though the molecule has never existed. When drug companies try to find new drugs, they search through thousands or millions of such molecular structures. The vast majority of these are not suitable as medicines. Some have such low solubility that they will not dissolve well, some have such low permeability through the intestinal wall that they will not be absorbed well enough to reach the required concentration in blood, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins in blood (like albumin) to such a high extent that little unbound drug is available to reach the target, and some will be toxic in various ways. Identification of such properties as early as possible enables researchers to eliminate poor compounds without spending time and money to run experiments to identify these weaknesses. Today, many molecules are eliminated on the basis of computer predictions, such as those provided by ADMET Predictor.

ADMET Predictor provides estimates for approximately 50 properties of new drug-like molecules from their structures. Recent product improvements included a state-of-the-art prediction of ionization constants ("pKa's") for molecules, which tells chemists whether the molecules will ionize (add or give up hydrogen atoms) at different pH levels in the body. Ionization is especially important because it has a major effect on many other properties, like solubility, permeability, and binding to various proteins. ADMET Predictor is now one of the few programs available in the world that provides accurate prediction of pKas, and we believe the predictive accuracy of the pKa model in ADMET Predictor is unsurpassed.

During this reporting period, we have added a series of toxicity predictions to ADMET Predictor. Toxicity prediction was identified as one of the critical needs for pharmaceutical research and development in a white paper called the "Critical Path Initiative" issued by the U.S. Food and Drug Administration in March 2004. At the end of this reporting period, ADMET Predictor included six toxicity predictions. Identifying likely failure modes for potential new drug molecules can help to reduce the high cost and long development time for new drugs.

With these new capabilities, we believe ADMET Predictor combines the most comprehensive and accurate set of predictions for Absorption, Distribution, Metabolism, Excretion and Toxicity (ADMET) available today.

ADMET MODELER
-------------
Our third core product, ADMET Modeler was released in July of 2003. This powerful program is used to generate the predictive models used in ADMET Predictor in a small fraction of the time once required to build these models. For example, the six toxicity models in our new ADMET Predictor Toxicity Module were developed in a matter of a few weeks. Most of that time was spent in cleaning up the databases (which seem to always contain a number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months after cleaning the databases for each of the six models to obtain similar results.

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year. Using such data to build predictive models provides a second return on this investment; however, in the past, model-building has traditionally been a tedious activity that required a specialist. With ADMET Modeler, scientists without model-building experience can use their own experimental data to create very high quality predictive models. For example, if a company runs solubility experiments for 500 molecules out of 50,000 new similar potential drug molecules (called a "chemical series"), it can then use ADMET Modeler to generate a predictive solubility model for the other 49,500 molecules in the same series. In the past, a modeling specialist might have needed 2-3 months to produce equivalent models. With ADMET Modeler, the time to generate a predictive model for 500 molecules has been reduced to minutes for a person with minimal training in modeling.

DDDPLUS
-------
We announced the release of our fourth core product, DDDPlus (Dose Disintegration and Dissolution Plus), in February 2005. DDDPlus simulates how different tablets and capsules disintegrate and dissolve during IN VITRO (laboratory) dissolution experiments. The program also simulates the effects of changing formulation excipients (additives that are not the active drug), and changing the experimental apparatus and fluids used in the experiment. We believe this tool will be a valuable asset for formulation scientists as they search for optimum formulations that provide desirable properties at minimum cost, as well as optimum experimental conditions under which to measure disintegration and dissolution to best predict what will happen in human. The market for this tool includes hundreds of drug delivery companies as well as all pharmaceutical and biotech companies.

Over 60 companies have evaluated DDDPlus. This is an indication of the strong interest and business potential in this area. However, few licenses were sold through the end of the fiscal year. Through the evaluation process, we received valuable feedback on what would be required for various customers to license the software, and we are now incorporating those improvements. We remain confident that sales of DDDPlus licenses will take place. The initial release has served us well to stimulate interest in this first-of-its-kind software and to get formulation scientists thinking about how to use such a capability in their work.

CHEMTK
------
In August 2005 we acquired all of the assets of Sage Informatics, LLC, ("Sage") and the CEO of Sage joined Simulations Plus as a senior scientist. The software assets acquired from Sage were the software programs ChemTK, ChemTK Lite, and ChemTKX. ChemTK program takes as input a set of molecular structures and one or more measured properties for each of those structures (typically activity against a target protein from high throughput screening, but any property can be used). The program then constructs classes or clusters of molecules that have common substructures. This involves complex graph theory and sophisticated mathematical algorithms to identify structural elements that various molecules have in common. These common substructures are then used to group molecules into classes. Classes can then be compared to find those with consistently high activity. The substructures for those classes provide chemists with valuable information regarding the structural characteristics that produce good properties.

Subsequent to the end of the fiscal year ended August 31, 2005, we acquired certain secured assets of Bioreason, Inc. from its former creditors, including two patents governing classification algorithms and a software package called ClassPharmer(TM). ClassPharmer is also a classification software program, similar in nature to ChemTK, but with the more sophisticated and patented classification algorithms and various convenience features. ClassPharmer was programmed in a combination of programming languages that make it run much more slowly than ChemTK, and certain elements of the ChemTK user interface are more user-friendly and visually pleasing than ClassPharmer.

Our strategy for acquiring Sage was to eventually acquire both products and to integrate them into a single package, which will become ClassPharmer 4.0 (our current version is ClassPharmer 3.5).


EDUCATIONAL SOFTWARE
--------------------
In addition to our pharmaceutical software, we also produce a set of award-winning science experiment simulations (computer programs for Windows and Macintosh computers) for middle school and high school students under the umbrella name of FutureLab(TM). These simulations incorporate the equations of chemistry and physics for each experiment (optics, electrical circuits, gravity, universal gravitation, and ideal gases), and allow students to design and conduct their own experiments in a virtual laboratory environment. Although development of FutureLab software was discontinued in 1998, low-level sales have continued through distributors in the U.S., U.K., Australia, and New Zealand.

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

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------
Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts during this reporting period included:

(1) PBPKPlus(TM) Module
-----------------------
PBPK (physiologically based pharmacokinetics) simulations enable researchers to predict the amount of drug that reaches different body tissues and organs. This is an important new capability because it is one of the most promising technologies for predicting human pharmacokinetics from animal data (pharmacokinetics refers to what happens to the drug after it enters the body). This capability enables scientists to estimate the concentration of drug in various body tissues, which contributes to a better understanding of both therapeutic and adverse effects. Without the ability to predict these effects, clinical trial costs can soar when trials must be repeated to determine proper dosing levels.

The development of this new module, which included a major upgrade to almost all other aspects of our flagship GastroPlus software, extended through the end of the fiscal year. We had expected release of this capability much earlier; however, the complexity of the changes to the program exceeded our estimates, and additional time was required to ensure that the release of this new version would meet the needs of our customers.

(2) Multiple Particle Size Dissolution Model
--------------------------------------------
The current dissolution model in GastroPlus uses a single "effective" particle size. While this has adequately represented the dissolution of most tablets, capsules, and suspensions to date, formulation researchers know that real dosage forms do not consist of particles that are all one size. Instead, there is a distribution of particle sizes from smaller than average to larger than average. Smaller particles dissolve faster than larger particles. For some drugs, this results in dissolution behavior that is not well-modeled with a single effective particle size. This new model will allow formulation researchers to assess the effects of different particle size distributions on dissolution and absorption. The multiple particle size model has already been demonstrated in our DDDPlus software. We plan to incorporate it into GastroPlus as part of a Formulation Module in calendar 2006.

(3) DDDPlus
-----------
The DDDPlus (Dose Disintegration and Dissolution Plus) software is being improved by incorporating additional functionality in accordance with comments and suggestions received from approximately 60 companies who evaluated the initial release. A number of enhancements have been incorporated at this time and several more are in progress. We expect to release a much-enhanced version of DDDPlus in early calendar year 2006.

(4) ADMET Predictor upgrades
----------------------------
The initial toxicity predictions in ADMET Predictor were released during fiscal year 2005, and we have continued to add new toxicity models steadily. At this time, we are working on additional such models, but we are not revealing their nature for competitive reasons.

(5) MembranePlus(TM)
--------------------
MembranePlus is a computer program that simulates IN VITRO experiments that measure the permeability of new drug-like molecules through a layer of living cells or through an artificial membrane. These experiments are conducted in order to estimate the permeability of new drug compounds through the human intestinal wall and into the blood. However, such experiments do not produce results that are easily translated into human permeabilities. We believe that a detailed mechanistic simulation of these IN VITRO experiments will provide the insight and understanding needed to provide reasonably accurate estimates of permeability in different regions of the human intestinal tract from IN VITRO data.

This development effort has accelerated with the hiring of a new Ph.D. scientist who has focused on this program. We have now progressed to the point where the simulation is predicting the movement of drug molecules through the bulk fluid, into the membranes at the surface of a cell layer, through the surface membrane, through the interior of the cell, into the opposite surface membrane, and through it to the bulk fluid on the opposite side of the cell layer. Although a few technical issues remain to be resolved, we are optimistic that the simulation will become a unique tool for the analysis of data from these experiments, and will enable researchers to more accurately human intestinal permeability from these IN VITRO experiments. We are not aware of any other effort to produce a product of this nature.

MARKETING AND DISTRIBUTION
--------------------------
We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our web pages on the Internet, and using various communication media to our compiled database of prospect and customer names. Until recently, our scientific team has also been our only sales and marketing team. We believe that this was more effective than a separate sales team for several reasons: (1) customers appreciate talking directly with developers who can answer a wide range of technical questions about methods and features, (2) our scientists benefit from direct customer contact through gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through scientist-to-scientist contact are stronger than through salesperson-to-scientist contacts. One of our scientists recently moved to the marketing and sales department and is now a full-time field sales representative. His strong familiarity with our product line after over two years as a product scientist and software developer has prepared him well for his new role. In addition, we added an in-house support person during the fiscal year to improve our ability to follow up on leads generated at scientist meetings, through our web site, and through our other communication media.

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

PRODUCTION
----------
Our pharmaceutical software products are designed and developed entirely by our development team at our Lancaster, California facility. The chief materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house. Robotic CD burner technology along with in-house graphic art and engineering talent enable us to accomplish this production in a cost-efficient manner.

COMPETITION
-----------
In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly, but are sometimes closely related. Our competitors in this field include companies with financial, personnel, research and marketing resources that are greater than ours. While management believes there is currently no significant competitive threat to GastroPlus, DDDPlus, or ClassPharmer. ADMET Predictor and ADMET Modeler operate in a more competitive environment; however, independent product comparisons have been very favorable toward our offerings. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing some of this work. Smaller companies need to outsource a greater percentage of this research. Thus, we compete not only with other software suppliers, but also with the in-house development teams at some pharmaceutical companies.

We are not aware of any significant competition in the area of gastrointestinal absorption simulation. Although a few competitive products exist, both new licenses and license renewals for GastroPlus have continued to grow in spite of this competition. We enjoy a dominant market share in this segment. We believe the completion of GastroPlus 5.0 with the PBPKPlus module will put GastroPlus further ahead of its competitors.

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

WORDS+
------

PRODUCTS
--------
Our wholly owned subsidiary, Words+, Inc. has been an industry pioneer and technology leader for over 24 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons and intends to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys and Say-it! SAM, as well as our growing line of hardware products. We will also consider acquisitions of other products, businesses and companies that are complementary to our existing augmentative and alternative communication and computer access business lines. We purchased the Say-it! SAM technologies from SAM Communications, LLC of San Diego in December 2003. This acquisition gave us our smallest, lightest augmentative communication system, which is based on a Compaq iPAQ personal digital assistant (PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this technology purchase has enabled us to move into this market segment faster and at lower cost than developing the product ourselves.

Since the acquisition of the Say-it! SAM technologies, we have continued to add new functionality to SAM and to offer it on additional platforms. At the CSUN conference in March 2005, we introduced the SAM Tablet XP1, our Windows XP-based tablet. At the Closing The Gap conference in October 2005, we announced the expected December release of our SAM for PC version, allowing SAM to be distributed on virtually any Windows XP desktop or laptop computer. All received enthusiastic responses from both potential customers and Words+ dealers alike.

MARKETING AND DISTRIBUTION
--------------------------
We market augmentative and alternative communication products through a network of employee representatives and independent dealers and resellers.

At the present time we have 37 sales representatives worldwide: 1 salary/commission salesperson in California, 14 independent distributors and 6 independent resellers in the U.S., and 16 sales representatives overseas - 4 in Australia, and 1 each in New Zealand, Canada, England, Norway, Finland, The Netherlands, France, Italy, Israel, Japan, Korea, Mexico and Malaysia. We also have 2 inside sales/support persons, who answer e-mails and telephone inquiries on our toll-free telephone line and who provide technical support. Additional outside sales persons and independent dealers and resellers are being actively recruited.

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

We participate in industry conferences held worldwide that are attended by speech pathologists, occupational and physical therapists, special education teachers, parents and consumers. We and others in the industry demonstrate our products at these conferences and present technical papers that describe the application of our technologies and research studies on the effectiveness of our products. The Communication Aids Manufacturers Association (CAMA), co-founded by our CEO over ten years ago, distributes sales literature to professionals, consumers and parents in the field. We advertise in selected publications of interest to persons in this market.

We estimate that for approximately 50% of our sales of augmentative and alternative communication ("AAC") software and hardware, some or all of the purchases are funded by third parties such as Medicaid, Medicare, school special education budgets, private insurance or other governmental or charitable assistance. Medicare provides coverage of augmentative communication devices.

Our personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing our products. Third party funding has grown slowly but continuously for 20 years. The addition of Medicare coverage for AAC devices was the largest single increase in third party funding in our history. Our Medicare/Medicaid sales have grown, and approximately 40% of total sales are funded by Medicare/Medicaid. Such sales are subject to funding caps that limit the amounts paid for our products, and payment by some agencies can be slow, making this market segment somewhat more difficult than others.

PRODUCTION
----------
Disability software products are either loaded onto computer hard disk drives by our employees or copied to diskettes, CD-ROM, or memory cards, which is performed in-house. Most software customers also buy their notebook personal computers from us, which we purchase at wholesale prices and resell at a markup. We purchase microprocessors that are part of dedicated devices such as MessageMates(TM). We design our cases, printed circuit boards, labels and other components of products such as MessageMates and MicroCommPacs(TM). We outsource the extrusion, machining and manufacturing of certain components. All final assembly and testing operations are done by our employees at our facility.

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


TRAINING AND TECHNICAL SUPPORT
------------------------------

We believe customer training and technical support are important factors in customer satisfaction for both our pharmaceutical and disability products, and we believe we are an industry leader in providing customer training and technical support. For pharmaceutical software, we provide in-house seminars at customers' sites. These seminars often serve as initial training in the event the potential customer decides to license or evaluate our software. Technical support is provided after the sale in the form of on-site training (at customer's expense), telephone, fax, and e-mail assistance to users, as well as software upgrades, if any, that may be released during the customer's license period. Software licenses are on an annual basis, and include all maintenance upgrades to the modules licensed by the customer during the license year. We have also used Internet meetings extensively to provide demonstrations and customer assistance, resulting in rapid response to requests worldwide and reducing our travel time and expenses.

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

RESEARCH AND DEVELOPMENT
------------------------

We believe that our ability to grow and remain competitive in our markets is strongly dependent on significant investment into research and development ("R&D"). R&D activities include both enhancement of existing products and development of new products. Development of new products is capitalized in accordance with Financial Accounting Standards No. 86 and AICPA Statement of Position 98-1. R&D expenditures were approximately $1,049,000 during fiscal year 2005, of which $524,000 was capitalized. R&D expenditures during fiscal year 2004 were approximately $736,000, of which $221,000 was capitalized. R&D expenditures in fiscal year 2005 include the purchase of the assets of Sage.

Our pharmaceutical business R&D activities during fiscal year 2005 were focused on improving our GastroPlus, ADMET Predictor, ADMET Modeler, and DDDPlus products, and developing one new pharmaceutical software product, MembranePlus(TM).

Our R&D activities for our Words+ subsidiary were focused on improvement of our E Z Keys(TM) and Say-it! SAM(TM) software products, the development of the Windows CE-based SAM Tablet(TM).

EMPLOYEES
---------

As of November 28, 2005, we employed twenty seven full-time and three part-time employees, including eleven in research and development, five in marketing and sales, eight in administration and accounting, five in production and one in repair. Five current employees hold Ph.D.'s and one is a Ph.D. candidate in their respective science or engineering disciplines and four additional employees hold one or more Master's degrees. All but two of the senior management team and Board of Directors hold graduate degrees. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain qualified personnel. The competition for such personnel in the pharmaceutical industry and in the augmentative and alternative communication device and computer software industry is intense. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

PATENTS
-------

During fiscal year 2005, we owned no patents. We primarily protect our intellectual property through copyrights and trade secrecy. Our intellectual property consists primarily of source code for computer programs and data files for various applications of those programs in both the pharmaceutical software and the disability products businesses. In the disability products business, electronic device schematics, mechanical drawings, and design details are also intellectual property. The expertise of our technical staff is a considerable asset closely related to intellectual property, and attracting and retaining highly qualified scientists and engineers is essential to our business.

EFFECT OF GOVERNMENT REGULATIONS
--------------------------------

Our pharmaceutical software products are tools used in research and development and are neither approved nor approvable by the Food and Drug Administration or other government agency. Approximately 33% of our products for the disabled are funded by Medicare or Medicaid programs. Changes in government regulations regarding the allowability of augmentative communication aids and other assistive technology under such funding could affect our business. On January 1, 2001, Medicare began funding augmentative communication devices for the first time. Over our 24-year history, the trend has been toward increasing funding from government agencies; however, there can be no assurance that government funding for such devices will continue, or if it does continue, that our products will continue to meet the requirements imposed for funding of such devices.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our current office lease expired in August 2005, and we are now renting on a month-to-month basis. We have signed a new lease for a building located approximately two miles from the current office. The new building is under construction, and is expected to be completed in January 2006. At the new location, we will lease approximately 13,500 square feet of space under a five-year term with two (2), three (3) year options to extend its lease. The new lease will be effective within two weeks of the city of Lancaster final approval of building. The base rent starts at the rate of $15,779 per month plus common area maintenance fee. The base rental rate will increase at 4% annually. We believe that this new facilities are sufficient for current needs and growth in near future.

ITEM 3.  LEGAL PROCEEDINGS

While we may from time to time be involved in various claims, lawsuits or disputes with third parties, we are not currently a party to any significant litigation and are not aware of any significant pending or threatened litigation against us. In a subsequent event, we have been contacted by a former Bioreason salesperson in France regarding his status and status of certain contracts after our acquisition of certain secured assets of Bioreason from its creditors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is currently traded on the American Stock Exchange (AMEX) under the symbol "SLP". According to records of our transfer agent, we had about 66 stockholders of record and approximately 600 beneficial owners as of August 31, 2005. The following table sets forth the low and high sale prices for the Common Stock for each of the last two fiscal years as listed on the AMEX for the periods from March 17, 2004 to August 31, 2005, and as quoted on the OTCBB for the periods prior to March 17, 2004, indicated below in each of the last two fiscal years. The quotations quoted for the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. We have not paid cash dividends on our Common Stock. We currently intend to retain our earnings for future growth, and therefore do not anticipate paying cash dividends in the foreseeable future. Any further determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend among other things, on our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

                                           LOW SALES PRICE      HIGH SALES PRICE
                                           ---------------      ----------------
FY05:
   Quarter ended August 31, 2005........          3.32              4.49

   Quarter ended May 31, 2005...........          3.25              4.80

   Quarter ended February 28, 2005......          4.15              6.70

   Quarter ended November 30, 2004......          3.21              5.20

FY04:
   Quarter ended August 31, 2004........          3.22              4.52

   Quarter ended May 31, 2004...........          4.35              7.55

   Quarter ended February 28, 2004......          4.20              7.55

   Quarter ended November 30, 2003......          3.05              5.95

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2005 ("FY05") and August 31, 2004 ("FY04").

                                                               FY05                        FY04
                                                    ---------------------------- --------------------------
   Net sales                                                $4,752       100.0%        $5,207       100.0%
   Cost of sales                                             1,508         31.7         1,557         29.9
                                                    --------------- ------------ ------------- ------------
   Gross profit                                              3,244         68.3         3,650         70.1
                                                    --------------- ------------ ------------- ------------
   Selling, general, and administrative                      2,423         51.0         2,508         48.2
   Research and development                                    525         11.0           515          9.9
                                                    --------------- ------------ ------------- ------------
   Total operating expenses                                  2,948         62.0         3,023         58.1
                                                    --------------- ------------ ------------- ------------
   Income from operations                                      296          6.2           627         12.0
                                                    --------------- ------------ ------------- ------------
   Interest income                                              44          0.9            73          1.4
   Interest expense, net                                       (1)            -           (1)            -
   Gain on sale of assets                                       15          0.3             -            -
   Loss on currency exchange                                   (6)        (0.1)             -            -
                                                    --------------- ------------ ------------- ------------
   Total other income                                           52          1.1            72          1.4
                                                    --------------- ------------ ------------- ------------
   Net income before taxes                                     348          7.3           699         13.4
                                                    --------------- ------------ ------------- ------------
   Benefit from (provision for) income taxes                  (86)        (1.8)           138          2.7
                                                    --------------- ------------ ------------- ------------
   Net income                                                  262         5.5%           837        16.1%
                                                    --------------- ------------ ------------- ------------

FY05 COMPARED WITH FY04
-----------------------

NET SALES
---------
Our net sales for FY05 decreased by $455,000 or 8.7%, to $4,752,000 compared to $5,207,000 for FY04. Sales from pharmaceutical and educational software ("Simulations Plus sales") decreased approximately $788,000, or 27.6%, however Words+, Inc.'s sales increased approximately $333,000, or 14.2% for the year.

We attribute the decrease in consolidated net sales to a decrease in pharmaceutical software in FY05 compared with FY04, which outweighed the increase in Words+ sales. The largest changes in pharmaceutical software and services revenues were due to three factors: (1) revenues of $860,000 from multi-year software licenses with two customers in FY04 were recognized during that fiscal year, resulting in no revenue recognized in FY05 for those licenses;
(2) three smaller customers did not renew their annual licenses, resulting in a net decrease of $80,000, although this was well offset by eight new customers that generated revenues of $259,000; and (3) income from study contracts decreased by $65,000.

For Words+, our overall product sales were increased by sales of our Say-it! SAM(TM) product which outweighed loweR sales for the Freedom(TM) product and larger discounts taken by Medicare/Medicaid.

COST OF SALES
-------------
Our consolidated cost of sales for FY05 decreased by $49,000, or 3.2%, to $1,508,000 from $1,557,000 in FY04. As a percentage of sales, cost of sales was 31.7% for FY05, compared to 29.9% for FY04, a 1.8% increase. For Simulations Plus, cost of sales decreased $86,000, or 26.5%. We reassessed the estimated life of our pharmaceutical software in FY05 based on our demonstrated product lives, increasing the amortization of remaining capitalized software development costs from 36 months to 60 months. If we amortized it using the same estimated life in FY04, the amortization cost for FY05 would be $132,000, which would have resulted in a decrease of $19,000, or 5.9%. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which decreased $69,000, or 51.3%, and royalty expense, which we pay to TSRL for GastroPlus sales, which decreased $16,000, or 8.7%. As a percentage, costs of sales for FY05 and FY04 are nearly identical, 11.5% and 11.4% respectively.

For our Words+ subsidiary, cost of sales for FY05 increased by $37,000, or 3.0%. As a percentage of sales, cost of sales decreased to 47.3% in FY05, compared to 52.4% in FY04. Management attributes this decrease primarily due to our restructuring of Words+ in the 4th quarter of FY04, which increased our profit margin by increasing the prices on some products while maintaining the cost.

GROSS PROFIT
------------
Consolidated gross profit decreased $406,000, or 11.1%, to $3,244,000 in FY05 from $3,650,000 in FY04. Our gross profit margin decreased 1.8%, to 68.3% in FY05, compared to 70.1% in FY04, primarily due to the lower sales of pharmaceutical software, in spite of an increase in gross profit from Words+ operations, which improved in spite of an increase in Medicare/Medicaid orders, which have a lower profit margin due to their required discounts, and a decrease in sales of higher margin products such as MessageMate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for FY05 decreased by $85,000, or 3.4%, to $2,423,000, compared to $2,508,000 for FY04. For
Simulations Plus, SG&A expenses increased $120,000, or 10.1%. The major increases in expenses were in the categories of selling expenses such as commissions and trade shows, equipment leases, investor relations fees, and salary increases, along with payroll-related expenses such as health insurance, payroll taxes and 401(k) matching contributions. These increases outweighed decreases in legal and accounting fees, sales taxes to Japan (which are no longer required by a new tax treaty between US and Japan), and annual bonuses to our President and Secretary.

For Words+, expenses decreased $205,000, or 15.6%, due to reductions in salaries and payroll-related expenses such as health insurance, payroll taxes and 401(k) matching contributions, business insurance, telephone, travel expenses and catalog expenses. These decreases outweighed increases in commissions, contract labor, and equipment repair.

RESEARCH AND DEVELOPMENT
------------------------
We incurred approximately $1,049,000 of research and development costs for both companies during FY05. Of this amount, $524,000 was capitalized and $525,000 was expensed. For FY04, we incurred approximately $736,000 of research and development costs, of which approximately $221,000 was capitalized and approximately $515,000 was expensed. The 42.5% increase in research and development expenditure from FY05 to FY04 was due primarily to our purchase of the ChemTK(TM) software product line from Sage Informatics, LLC, as well as increased R&D staff and increases in salaries and bonuses.

INCOME FROM OPERATIONS
----------------------
During FY05, we generated income from operations of $296,000, as compared to $627,000 for FY04. We attribute this decrease to the decrease in sales in pharmaceutical software and services from the previous year in which we obtained the large two-year software licenses. Our Words+ subsidiary generated a significant increase in income from operations; however, the decrease in operating income from our pharmaceutical software and services business outweighed the increase in Words+ operating income.

OTHER INCOME AND (EXPENSE)
--------------------------
The net of other income (expense) for FY05 decreased by $20,000, or 27.6%, to $52,000, compared to $72,000 for FY04. Interest income decreased by $29,000, or 40.7%, due primarily to a decrease in the amortization of present value discount on long-term receivables to $32,000 in FY05 from $70,000 in FY04, which outweighed an increase in interest income on bank accounts. The minimal interest expenses incurred in FY05 and FY04 were almost the same. We recognized a gain of $15,000 on sale of equipment and a loss of $6,000 on currency exchange in FY05, while there were no such items in FY04.

BENEFIT FROM (PROVISION FOR) INCOME TAXES
-----------------------------------------
For FY05 as well as FY04, because of our net operating loss ("NOL") carry forward applicable to Federal tax, and multiple tax credits applicable to both Federal and State, we accrued only the minimum Franchise tax of $1,600 in the state of California for the two companies. Based on the reconciliation of the expected income tax, the company made a provision of $86,000 for income taxes in FY05 while the company recognized the tax benefit of $138,000 from income taxes in FY04. Please refer to the notes to the financial statements for the details.

NET INCOME
----------
Net income for FY05 decreased by $575,000, or 68.9%, to $262,000, compared to $835,000 for FY04. We attribute this decrease to three factors: (1) the lower revenues from pharmaceutical software and services and other income, (2) the increase in R&D expenses, and (3) the change in provision for income taxes from a benefit of $138,000 in FY04 to an expense of $86,000 in FY05, resulting in a decrease of $224,000. Shareholders' equity grew by 9.4%, from $4.446 million to $4.862 million during FY05.

SEASONALITY
-----------

Sales of our pharmaceutical and disability products exhibit minimal seasonal fluctuation. In the last two years, the highest quarters were in the 3rd and 4th quarters, and the lowest quarters were in the 1st and 2nd quarters. This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-KSB and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period.

Prior to FY04, we believes sales of its Words+ products to schools are slightly seasonal, with greater sales to schools during our third and fourth fiscal quarter (March-May and June-August), as shown in the table below.


                                                                         Net Words+ Sales

FY
                                                  First         Second         Third         Fourth         Total
                                                 Quarter       Quarter        Quarter        Quarter
                                                                          (in thousands)
-------------------------------------------      -------       -------        -------        -------     -------
2005.......................................        543           622            762            757         2,684
2004.......................................        496           627            630            598         2,351

Sales of pharmaceutical simulations, which began in the first quarter of FY99, are not expected to show significant seasonal behavior. Although a significant portion of the pharmaceutical industry receives extended summer holidays, the fourth quarter was the strongest quarter for fiscal year 2004, 2003 and 2002, but was the second lowest in FY05 and the lowest in FY01. Although no consistent seasonal trend is observed or expected, we believe that sales may show quarterly spikes when large orders are received.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our principal sources of capital have been cash flows from our operations. We have achieved continuous positive operating cash flow in the last six fiscal years. We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open the revolving line of credit with banks, or have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

INFLATION
---------

We have not been affected materially by inflation during the periods presented, and no material effect is expected in the near future.

RECENT ACCOUNTING ANNOUNCEMENTS
-------------------------------

In December 2004, the FASB issued Statement of Accounting Standard No. 123R, "Share-Based Payment", a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement of Accounting Standards No. 9, "Statement of Cash Flows." SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for the Company for fiscal year beginning after December 15, 2005. Retroactive application of the requirements of FASB Statement No. 123 to the beginning of the fiscal year that includes the effective date is permitted, but not required. Early adoption of Statement 123R is encouraged. A component of SFAS 123R includes one of the following options: 1) modified-prospective method,
2) the modified-retrospective method, restating all prior periods, or 3) the modified-retrospective method, restating only the prior interim periods of 2005. A determination as to which of the three options we will adopt will be made at a later date. As permitted by SFAS 123, we currently account for share-based payments to employees using APB25's intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

The end users receive certain elements of our products over a period of time. These elements include free post-delivery telephone and e-mail support and the right to receive unspecified upgrades/enhancements. In accordance with SOP 97-2, we have evaluated these agreements and we have recognized the entire license fee on the date the software is delivered to and accepted by the customer. In order to recognize the fee in this manner, we have met all the criteria required, including:

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

For the revenue generated by Words+ software which is mainly sold as a part of an integrated communication package or sometimes sold as a perpetual license, we recognize its revenue at the time of title transfer within the terms described in the UCC.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
--------------------------------------
Computer software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed". Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Any changes to these estimates could materially impact the amount of amortization expense, research and development expense recognized in the consolidated statement of operations and the amount recognized as capitalized software development costs in the consolidated balance sheet.

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

ITEM 7. FINANCIAL STATEMENTS

The responses to this item are included elsewhere in this Form 10-KSB (see pages F1 - F23) and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

ITEM 8A. CONTROLS AND PROCEDURES.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the Commission's rules and forms. Such evaluation did not identify any change in the year ended August 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

           Not applicable.

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


NAME                               AGE                   POSITION WITH THE COMPANY                              SINCE
----------------------------       ---    ------------------------------------------------------                ------
Walter S. Woltosz                  60     Chairman of the Board, Chief Executive Officer and                     1996
                                          President of the Company and Words+

Virginia E. Woltosz                54     Secretary, Treasurer and Director of the Company                       1996

Dr. David Z. D'Argenio             56     Director                                                               1997

Dr. Richard R. Weiss               72     Director                                                               1997

Momoko A. Beran                    53     Chief Financial Officer of the Company and Words+                      1996

Ronald F. Creeley                  54     Vice President, Marketing and Sales of the Company and                 1997
                                          Words+

Jeffrey A. Dahlen                  44     President, Words+ subsidiary                                           2003



Walter S. Woltosz is a co-founder of the Company and has served as its Chief Executive Officer, President, a director and as Chairman of the Board of Directors since its incorporation in July 1996. Mr. Woltosz is also a co-founder of Words+ and has served as its Chief Executive Officer since its incorporation in 1981. Mr. Woltosz was President of Words+ from its incorporation in 1981 until April 2004.

Virginia E. Woltosz is a co-founder of the Company and has served as Secretary from its incorporation in July 1996 till January 31, 2003. Mrs. Woltosz is also a co-founder of Words+ and served as its Vice President, Secretary and Treasurer from its incorporation in 1981 until January 31, 2003. Mrs. Woltosz retired from the position of Vice President as of January 31, 2003, but remains as Secretary and Treasurer of Simulations Plus. Virginia E. Woltosz is the wife of Walter S. Woltosz.

Dr. David Z. D'Argenio has served as a Director of the Company since June 1997. He is currently Professor and former Chairman of the Biomedical Engineering department at the University of Southern California ("USC"), and has been on the faculty at USC since 1979. He also serves as the Co-Director of the Biomedical Simulations Resource Project at USC, a project funded by the National Institutes of Health since 1985.

Dr. Richard R. Weiss has served as a Director of the Company since June 1997. From October 1994 to the present, Dr. Weiss acted as a consultant to a number of aerospace companies and to the U.S. Department of Defense through his own consulting entity, Richard R. Weiss Consulting Services. From June 1993 through July 1994, Dr. Weiss was employed by the U.S. Department of Defense as its Deputy Director, Space Launch & Technology.

Momoko A. Beran joined Words+ in June 1993 as Director of Accounting and was named Chief Financial Officer of Simulations Plus in July 1996. Prior to joining Words+, Ms. Beran had been Financial Controller at AB Component Systems, Inc., which had its headquarters in the United Kingdom. Since February 1, 2003, Ms. Beran has also been our Director of Human Resources.

Ronald F. Creeley joined the Company in February 1997 as its Vice President, Marketing and Sales. Prior to joining the Company, Mr. Creeley had been Marketing Director at Union Pen Company, Time Resources, and New England Business Services, Inc., with experience in marketing and research.

Jeffrey A. Dahlen rejoined the Company in April 2003 as Vice President of Research and Development for Words+ after five years with iAT, a software consulting firm he co-founded based in Pasadena, California. Mr. Dahlen was promoted to President of Words+ in April 2004. He is a graduate of Stanford University in Electrical Engineering and has 20 years' experience in both software and hardware design, which includes development of extremely high speed processing hardware with the Jet Propulsion Laboratory at the California Institute of Technology, and over 10 years of software and hardware design and development at Words+.

COMMITTEES OF THE BOARD OF DIRECTORS
------------------------------------

The Board of Directors has an Audit Committee and a Compensation Committee.

Audit Committee
---------------
The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. This committee is responsible for selecting the Company's independent auditors, reviewing the Company's internal audit procedures, reviewing quarterly and annual financial statements independently and with the Company's independent auditors, reviewing the results of the annual audit and implementing and monitoring the Company's cash investment policy. In addition, this committee assists the Board in its oversight of corporate accounting and internal controls, reporting practices and the quality and integrity of the financial reports of the Company. The Audit Committee met four times during fiscal 2005.

AUDIT COMMITTEE FINANCIAL EXPERT
--------------------------------

Currently our two independent directors, Dr. Richard R. Weiss and Dr. David Z. D'Argenio, are the members of the Audit Committee. Under the new rules of the Securities and Exchange Commission brought about by the Sarbanes-Oxley Act, companies are required to disclose whether their audit committees have an "audit committee financial expert" as defined in Item 401(h) of Regulation S-B under the Exchange Act and whether that expert is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors believes that the two members of the current audit committee are qualified to read and understand financial reports, but it recognizes that they do not meet the description of "audit committee financial expert" as defined in the Regulation. At this time, we have not been able to locate an additional board member who would satisfy the definition of "audit committee financial expert".

Compensation Committee
----------------------
The Compensation Committee reviews and approves the compensation and benefits of our key executive officers, administers our employee benefit plans and makes recommendations to the Board of Directors regarding such matters. Dr. Richard R. Weiss and Dr. David Z. D'Argenio are members of the Compensation Committee. The Compensation Committee met once during fiscal 2005.

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

Due to administrative errors, Richard R. Weiss, David Z. D'Argenio, and Jeffrey
A. Dahlen were each late in filing one report on Form 4s to report a grant of stock options. Ronald F. Creeley was late in filing two reports on Form 4s to report the exercise of a stock option and the sale of the underlying shares.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued for the fiscal year ended August 2005, 2004 and 2003 by the Company to or for the benefit of the Company's CEO, President, Chief Financial Officer, and Vice President, Sales and Marketing (the "named executive officers"). No other executive officers of the Company received total annual compensation for the fiscal year ended August 31, 2005, 2004 and 2003 that exceeded $100,000.


                                                                                                     Long-Term
                                                  Annual Compensation                               Compensation
                                              ---------------------------------------------    --------------------
                                                                                               Securities (# shares)
Name and Principal                 Fiscal                    Bonus     Accrued       Other      Underlying Options
Position                            Year        Salary        (2)     Salary(1)       (3)        Granted during FY
-----------------------------      ------      --------     -------   ---------    --------    ---------------------
Walter S. Woltosz                   2005       $165,000     $19,340           -           -                -
  Chief Executive                   2004       $165,000     $38,813           -           -                -
  Officer                           2003       $165,000     $73,538    $190,583           -                -

Ronald F. Creeley                   2005       $100,000      $4,951           -      $4,000            5,000
  Vice President, Sales             2004       $100,000      $6,596           -      $3,679                -
  and Marketing                     2003       $100,000      $4,700     $35,519      $2,944                -

Momoko A. Beran                     2005       $100,000      $6,010           -      $4,000            5,000
  Chief Financial Officer           2004       $100,000     $10,010           -      $3,667                -
                                    2003       $ 87,500      $3,130     $47,413      $3,208                -


(1) Amount represents deferred salary from previous years paid during the year.
(2) Amount represents bonus earned during the applicable year.
(3) Amount represents Company matching for 401(k) Plan.


EMPLOYMENT AND OTHER COMPENSATION AGREEMENTS

The Board of Directors renewed its employment agreement with Walter Woltosz commencing September 1, 2005 for two years. The agreement provided for an annual salary of $172,000. Pursuant to such agreement, Mr. Woltosz was entitled to such health insurance and other benefits that are not inconsistent with that which we customarily provide to our other management employees and to reimbursement of customary, ordinary and necessary business expenses incurred in connection with the rendering of services to the Company. The agreement also provides that we may terminate the agreement without cause upon 30 days written notice, and that our only obligation to Mr. Woltosz would be for a payment equal to the greater of (i) 12 months of salary or (ii) the remainder of the term of the employment agreement from the date of notice of termination. Further, the agreement provides that we may terminate the agreement for cause (as defined) and that our only obligation to Mr. Woltosz would be limited to the payment of Mr. Woltosz' salary and benefits through and until the effective date of any such termination.

As part of the agreement with the original underwriter and as partial compensation for the sale of Words+ to Simulations Plus in 1996, commencing with our fiscal year ending 1997 and for each fiscal year thereafter, Walter and Virginia Woltosz are entitled to receive bonuses not to exceed $150,000 and $60,000, respectively, equal to 5% of our net annual income before taxes. The net income before tax for FY05 was $386,798, thus we accrued bonuses in the total amount of $38,680: $19,340 for Walter Woltosz and $19,340 for Virginia Woltosz. These bonuses are due and payable within 10 days after the filing of this annual report.

DIRECTOR COMPENSATION

In accordance with the Company's bylaws, outside directors receive compensation of $2,500 per year plus $500 per meeting. In addition, each outside director receives options for 500 shares of our common stock per year at the fair market value of the shares on the date of grant.

OPTION GRANTS/EXERCISES

OPTION GRANTS IN FY05
---------------------

The following table discloses information about option grants to the Named Executive Officers during the year ended August 31, 2005, including hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the SEC. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of the grant of 1% and 4% from the date the option was granted to the end of the option term. Actual gains, if any, on option exercises are dependent on the future performance of our common stock, overall market conditions and continued employment.


                                             Percent of
                                No. of          Total                                    Potential Realizable Value
                              Securities       Options                                    at Assumed Annual Rated
                              Underlying      Granted to      Exercise                        of Stock Price
                               Options        Employees       Price Per   Expiration      Appreciation for Option
           Name                Granted          in FY05         Share        Date                   Term
--------------------------- --------------- -------------- ------------- ------------- ---------------- --------------
                                                                                             1%               4%
--------------------------- --------------- -------------- ------------- ------------- ---------------- --------------
Walter S. Woltosz                        -             0%           n/a           n/a           n/a            n/a
--------------------------- --------------- -------------- ------------- ------------- ---------------- --------------
Virginia E. Woltosz                      -             0%           n/a           n/a           n/a            n/a
--------------------------- --------------- -------------- ------------- ------------- ---------------- --------------
Momoko A. Beran                      5,000             7%        $ 4.42     6/22/2015      $ 24,412       $ 32,713
--------------------------- --------------- -------------- ------------- ------------- ---------------- --------------
Ronald F. Creeley                    5,000             7%        $ 4.42     6/22/2015      $ 24,412       $ 32,713
--------------------------- --------------- -------------- ------------- ------------- ---------------- --------------
Jeffrey A. Dahlen                    5,000             7%        $ 4.42     6/22/2015      $ 24,412       $ 32,713
--------------------------- --------------- -------------- ------------- ------------- ---------------- --------------


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
--------------------------------------------------------------------------------

The following table discloses certain information regarding the options held at August 31, 2005 by the Chief Executive Officer and each other named executive officer.

                                    Shares
                                   Acquired      Value
                                      on        Realized         Number of Options at             Value of Options at
                                   Exercise        (2)              August 31, 2005               August 31, 2005 (1)
------------------------------- -------------- ----------- -------------------------------- -----------------------------
                                                               Exercisable    Unexercisable    Exercisable  Unexercisable
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Walter S. Woltosz                           -           -             20,000         5,000        $37,200*       $9,300*
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Virginia E. Woltosz                         -           -             20,000         5,000        $37,200*       $9,300*
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Momoko Beran                                -           -            189,200        15,000        $270,123       $19,310
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Ronald F. Creeley                       8,000     $28,880            182,000        15,000        $259,570       $19,310
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Dr. David Z. D'Argenio                      -           -              3,653           950          $4,696          $152
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Dr. Richard R. Weiss                        -           -              3,653           950          $4,696          $152
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------
Jeffrey Dahlen                              -           -             10,000        45,000               -             -
------------------------------- -------------- ----------- ------------------ ------------- --------------- -------------

(1) Based on a per share price of $3.40 at August 31, 2005 less applicable option exercise prices.
(2) The value realized represents the difference between the aggregate closing price of the shares on the date of exercise less the aggregate exercise price paid.
 *  Granted at $1.54, 110% of market price of the issue date

OPTION PLANS

In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock had been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In February 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,000,000. In December 2000, the shareholders approved an increase in number of shares that may be granted under the Option Plan to 1,250,000. Furthermore, in February 2005, the shareholders approved an additional 250,000 shares, increasing the total number of shares that may be granted under the Option Plan to 1,500,000. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors.

DIRECTORS AND OFFICERS INSURANCE

At this time, we do not carry Directors and Officers insurance; however, we may obtain such insurance in the future if such insurance can be purchased on reasonable terms to us.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of August 31, 2005 by (i) each person who is known to own beneficially more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers of the Company as a group:


                                                   AMOUNT AND NATURE OF               PERCENT
BENEFICIAL OWNER (1)(2)                            BENEFICIAL OWNERSHIP              OF CLASS
-----------------------                            --------------------              --------
Walter S. and Virginia E. Woltosz (3)                         2,057,000                50.45%
Momoko Beran (4)                                                190,500                 4.67%
Ronald F. Creeley (5)                                           183,000                 4.49%
Dr. David Z. D'Argenio (6)                                        4,653                     *
Dr. Richard R. Weiss (7)                                          4,653                     *
Jeffrey A. Dahlen (8)                                            10,000                     *

All directors and officers as a group                         2,449,806                60.08%

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

(3) Own an aggregate of 2,017,000 plus 40,000 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include additional stock options for 10,000 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(4) Owns 1,300 shares of common stock acquired from the exercise of options granted under the 1996 Stock Option plan, plus 189,200 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 15,000 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(5) Owns 1,000 shares of common stock, plus 182,000 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 15,000 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(6) Owns 1,000 shares of common stock, plus 3,653 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 950 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(7) Owns 1,000 shares of common stock, plus 3,653 shares of common stock underlying an option exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 950 shares, which are not exercisable within the next 60 days of the date of this Annual Report.

(8) 55,000 shares of common stock options were granted, of which 10,000 shares are exercisable within the next 60 days of the date of this Annual Report. Does not include stock options for 45,000 shares, which are no exercisable within the next 60 days of the date of this Annual Report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of August 31, 2005, included in accrued bonuses to officers was $38,680, which represented 10% of the Company's net income before bonuses and taxes given to the Company's CEO and President, Walter Woltosz and Corporate Secretary, Virginia Woltosz as the annual bonuses.

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

10.12 Performance Warrant Agreement by and between the Registrant and Walter S. Woltosz + Virginia E. Woltosz (2) +
10.13 Software Acquisition Agreement by and Between the Registrant and Michael B. Bolger (1)
10.14 Sublease Agreement dated May 7, 1993 by and between the Registrant and Westholme Partners (along with Consent to Sublease and master lease agreement) (1)
10.15 Lease Agreements dated August 22, 1996 by and between Words+, Inc. and Abbey-Sierra LLC (1)
10.16 Form of 10% Amended and Restated Promissory Note issued in connection with the Registrant's Private Placement (2)
10.17 Form of Subscription Agreement relative to the Registrant's Private Placement (1)
10.18      Form of Lock-Up Agreement with Bridge Lenders (2)
10.19      Form of Indemnification Agreement (1)
10.20      Form of Lock-Up Agreement with the Woltosz' (2)
10.21 Letter of Intent by and between the Registrant and Therapeutic Systems Research Laboratories (1)
10.22 Form of Representative's Warrant to be issued by the Registrant in favor of the Representative (2)
10.23      Form of Warrant issued to Bridge Lenders (2)
10.24 License Agreement by and between the Registrant and Therapeutic Systems Research Laboratories (3)
10.25      Grant Award Letter from National Science Foundation (4)
10.26      Distribution Agreement with Teijin Systems Technology LTD. (4)
10.27 Lease Agreements by and between Simulations Plus, Inc. and Martin Properties, Inc. (4)
10.28 Software OEM Agreement for Assistive Market Developer by and between Words+, Inc. and Digital Equipment Corporation. (4)
10.29      Purchase Agreement by and between Words+, Inc. and Epson America,
           Inc. (4)
10.30      License Agreement with Absorption Systems, LP. (5)
10.31      Service contract with The Kriegsman Group. (5)
10.32      Letter of Engagement with Banchik & Associates. (5)
10.33      Letter of Intent for Cooperative Alliance with Absorption Systems,
           LP. (5)
10.34 OEM/Remarketing Agreement between Words+, Inc. and Eloquent Technology, Inc. (6)
10.35 Lease Option Agreement by and between Simulations Plus, Inc. and Martin Properties, Inc. (8)
10.36 Auto Rental Lease Agreement by and between Simulations Plus, Inc. and Walter and Virginia Woltosz (8)
10.37 Registration Statement - 1,250,000 shares of the Company's 1966 Stock Options. (9)
10.38      Employment Agreement by and between the Company and Walter S. Woltosz
           (10)
10.39      An addendum to Lease Agreement (11)
10.40      Business Lending Agreement with Wells Fargo Bank (11)
10.41      Technology Transfer Agreement with Sam Communications, LLC. (12)
10.42      Employment Agreement by and between the Company and Walter S. Woltosz
           (14)
31.1       Section 302 - Certification of Chief Executive Officer. (14)
31.2       Section 302 - Certification of Chief Financial Officer. (14)
32.1       Section 906 - Certification of Chief Executive Officer. (14)
32.1       Section 906 - Certification of Chief Financial Officer. (14)

--------------------------------------------------------------------------------

     (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997 (the "Registration Statement").
     (2) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement filed on May 27, 1997.
     (3) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1997.
     (4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1998.
     (5) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1999.
     (6) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2000.
     (7) Incorporated by reference to the Company's Form 8-K filed on March 1, 2001.
     (8) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2001.
     (9) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002 (the "Registration Statement").
     (10) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2002.
     (11) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2003.
     (12) Incorporated by reference to the Company's Form 8-K filed on December 29, 2003.
     (13) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2004.
     (14)  Filed herewith.

(b) Reports on Form 8-K

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incurred the following fees to Rose, Snyder & Jacobs, CPAs for services rendered during the fiscal year ended August 31, 2005:

               Fee Category                                      FY05 Fees
               ------------                                      ---------
            Audit fees                                                $ 51,803
            Audit-related fees                                               -
            Tax fees                                                    13,467
            All other fees                                                   -
                                                      -------------------------
                           Total fees                                 $ 69,270
                                                      -------------------------

The Company incurred the following fees to Singer Lewak Greenbaum & Goldstein, LLP for services rendered during the fiscal year ended August 31, 2004:

               Fee Category                                     FY04 Fees (1)
               ------------                                     -------------
            Audit fees                                                $ 62,514
            Audit-related fees                                               -
            Tax fees                                                     9,474
            All other fees                                                   -
                                                      -------------------------
                           Total fees                                 $ 71,988
                                                      -------------------------

(1) Includes fees billed and estimated adjustments by Singer Lewak Greenbaum & Goldstein, LLP in 2004 for the 2004 audit and tax returns.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on December 9, 2005.

                                                    SIMULATIONS PLUS, INC.


                                                    By /s/ MOMOKO A. BERAN
                                                       -------------------------
                                                       Momoko A. Beran
                                                       Chief Financial Officer


In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 9, 2004.


      SIGNATURE                                       TITLE


/s/ WALTER S. WOLTOSZ                  Chairman of the Board of Directors
------------------------------         and Chief Executive Officer
Walter S. Woltosz


/s/ VIRGINIA E. WOLTOSZ                Secretary and Director of the Company
------------------------------
Virginia E. Woltosz


/s/ DR. DAVID Z. D'ARGENIO             Director
------------------------------
Dr. David Z. D'Argenio


    DR. RICHARD R. WEISS               Director
------------------------------
Dr. Richard R. Weiss


/s/ MOMOKO A. BERAN                    Chief Financial Officer of the Company
------------------------------
Momoko A. Beran

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                                 AUGUST 31, 2005

--------------------------------------------------------------------------------


                                                                         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   F2

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

     Consolidated Statements of Cash Flows                              F7 - F8

     Notes to Consolidated Financial Statements                         F9 - F23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders of Simulations Plus, Inc.
Lancaster, California



         We have audited the accompanying consolidated balance sheet of Simulations Plus, Inc (a California corporation) and Subsidiary as of August 31, 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended August 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulation Plus and Subsidiary as of August 31, 2005, and the consolidated results of their operations and their cash flows for the years ended August 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

November 9, 2005


                                       F2

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 August 31, 2005
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents (note 3)                               $1,754,042
     Accounts receivable, net of allowance for doubtful
         accounts of $22,237 (note 4)                                  1,097,531
     Inventory                                                           281,400
     Prepaid expenses and other current assets                            81,004
     Deferred tax                                                         60,000
                                                                      ----------

            Total current assets                                       3,273,977

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $2,140,370                       936,615
PROPERTY AND EQUIPMENT, net (note 5)                                      87,318
DEFERRED TAX                                                           1,251,800
OTHER ASSETS                                                              11,150
                                                                      ----------

                TOTAL ASSETS                                          $5,560,860
                                                                      ==========



   The accompanying notes are an integral part of these financial statements.


                                       F3

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 August 31, 2005
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $    91,041
     Accrued payroll and other expenses                                 398,657
     Accrued bonuses to officers                                         38,680
     Accrued income taxes                                                 1,600
     Accrued warranty and service costs                                  27,739
     Current portion of deferred revenue                                132,416
                                                                    -----------

         Total current liabilities                                      690,133

     Deferred revenue                                                     8,569
                                                                    -----------

            Total liabilities                                           698,702
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (note 7)

SHAREHOLDERS' EQUITY (note 8)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,648,848 shares issued and outstanding                          3,650
     Additional paid-in capital                                       5,143,926
     Accumulated deficit                                               (285,418)
                                                                    -----------

            Total shareholders' equity                                4,862,158
                                                                    -----------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,560,860
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                                       F4

                                               SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      For the Years Ended August 31,
------------------------------------------------------------------------------------


                                                             2005            2004
                                                          -----------    -----------

NET SALES                                                 $ 4,752,641    $ 5,206,674

COST OF SALES                                               1,508,185      1,557,122
                                                          -----------    -----------

GROSS PROFIT                                                3,244,456      3,649,552
                                                          -----------    -----------

OPERATING EXPENSES
     Selling, general, and administrative                   2,423,467      2,508,305
     Research and development                                 524,561        515,016
                                                          -----------    -----------

        Total operating expenses                            2,948,028      3,023,321
                                                          -----------    -----------

INCOME FROM OPERATIONS                                        296,428        626,231

OTHER INCOME (EXPENSE)
     Interest income                                           43,462         73,323
     Interest expense                                            (712)          (925)
     Gain on sale of assets                                    15,491             --
     Loss on currency exchange                                 (6,551)            --
                                                          -----------    -----------

        Total other income                                     51,690         72,398
                                                          -----------    -----------

INCOME BEFORE INCOME TAXES                                    348,118        698,629

BENEFIT FROM (PROVISION FOR) INCOME TAXES
     Benefit from (provision for) income tax                  (85,800)       137,856
     Release of valuation allowance                                --             --
                                                          -----------    -----------

        Total benefit from (provision for) income taxes       (85,800)       137,856
                                                          -----------    -----------

NET INCOME                                                $   262,318    $   836,485
                                                          ===========    ===========

BASIC EARNINGS PER SHARE                                  $      0.07    $      0.24
                                                          ===========    ===========

Diluted earnings per share                                $      0.07    $      0.21
                                                          ===========    ===========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                  3,610,534      3,495,148
                                                          ===========    ===========

     DILUTED                                                3,980,518      3,895,114
                                                          ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                       F5





                                                              SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                     For the Years Ended August 31,
---------------------------------------------------------------------------------------------------

                                      Common Stock          Additional
                               -------------------------     Paid-In     Accumulated
                                 Shares        Amount        Capital       Deficit         Total
                               -----------   -----------   -----------   -----------    -----------
BALANCE, AUGUST
    31, 2003                     3,412,247   $     3,413   $ 4,659,905   $(1,384,221)   $ 3,279,097

SHARES ISSUED UPON
    PURCHASING
    SAY-IT! SAM PRODUCT             35,000            35       162,715            --        162,750

SHARES ISSUED UPON
    EXERCISE OF STOCK
    OPTIONS                        117,196           117       167,502            --        167,619

NET INCOME                              --            --            --       836,485        836,485
                               -----------   -----------   -----------   -----------    -----------

BALANCE, AUGUST
    31, 2004                     3,564,443         3,565     4,990,122      (547,736)     4,445,951

SHARES ISSUED UPON
    PURCHASING
    SAGE INFORMATICS PRODUCT        14,705            15        49,982            --         49,997

SHARES ISSUED UPON
    EXERCISE OF STOCK
    OPTIONS                         69,700            70       103,822            --        103,892

NET INCOME                              --            --            --       262,318        262,318
                               -----------   -----------   -----------   -----------    -----------

BALANCE, AUGUST
    31, 2005                     3,648,848   $     3,650   $ 5,143,926   $  (285,418)   $ 4,862,158
                               ===========   ===========   ===========   ===========    ===========



           The accompanying notes are an integral part of these financial statements.

                                               F6





                                                 SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        For the Years Ended August 31,
--------------------------------------------------------------------------------------

                                                               2005            2004
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                              $   262,318    $   836,485
    Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization of property and
           equipment                                             42,505         42,607
         Amortization of capitalized software development
           costs                                                164,385        181,371
         (Gain) on sale of assets                               (15,491)            --
         (Increase) decrease in
           Accounts receivable                                  607,502        (11,690)
           Inventory                                             77,190       (151,951)
           Deferred tax                                          84,200       (104,890)
           Other assets                                          35,040        (50,291)
         Increase (decrease) in
           Accounts payable                                     (61,845)       (22,122)
           Accrued payroll and other expenses                   176,688        (20,345)
           Accrued bonuses to officers                          (38,946)       (55,912)
           Accrued income taxes                                      --        (40,966)
           Accrued warranty and service costs                    (4,757)       (12,234)
           Deferred revenue                                     109,584        (15,016)
                                                            -----------    -----------

              Net cash provided by operating activities       1,438,373        575,046
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                         (70,607)       (44,062)
    Proceeds from sale of assets                                 22,641             --
    Capitalized computer software development costs            (474,523)      (221,177)
                                                            -----------    -----------

              Net cash used in investing activities            (522,489)      (265,239)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capitalized lease obligations                        --         (3,893)
    Proceeds from the exercise of stock options                 103,892        167,619
                                                            -----------    -----------

              Net cash provided by financing activities         103,892        163,726
                                                            -----------    -----------



   The accompanying notes are an integral part of these financial statements.

                                       F7





                                                 SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        For the Years Ended August 31,
--------------------------------------------------------------------------------------

                                                               2005            2004
                                                            -----------    -----------

                Net increase in cash and cash
                  equivalents                               $ 1,019,776    $   473,533

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    734,266        260,733
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $ 1,754,042    $   734,266
                                                            ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                           $       712    $       925
                                                            ===========    ===========

    INCOME TAXES PAID                                       $     1,600    $     1,600
                                                            ===========    ===========


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

   3 On August 31, 2005, the Company purchased the assets of Sage Informatics LLC., including the Chem TK (TM) product line, a chemistry software.
       The partial payment was made by issuing 14,705 shares of Simulations Plus restricted common stock at $3.40 per share, total of $49,997, equal to the closing price on the date when the agreement was signed.



   The accompanying notes are an integral part of these financial statements.

                                       F8

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


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


                                       F9

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition (Continued)
         -------------------------------
         As a by-product of ongoing improvements and upgrades for the new programs and new modules of software, some modifications are provided to the customers, who have already purchased software, at no additional charge. We consider these modifications to be minimal, as they are not changing the basic functionality or utility of the software, but rather adding convenience, such as being able to plot some additional variable on a graph in addition to the numerous variables that had been available before. Such software modifications for any single product have been typically once or twice per year, sometimes more, sometimes less. Thus, they are infrequent. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided.

         Generally, the Company enters into one-year license agreements with its customers for the use of its software products. The Company recognizes revenue on these contracts when all the criteria under SOP 97-2 are met.

         From time to time, the Company enters into multi-year license agreement. The Company believes its history of collection with these customers is sufficient to overcome the presumption that revenue should be recognized in time with the expected cash collections, and has therefore recognized the entire license fees, net of an applicable discount, at the time of the software's release and acceptance by the customer.

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

                                      F10

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $164,385 and $181,371 for the years ended August 31, 2005 and 2004, respectively. We have reassessed economic life of our pharmaceutical software based on our actual experience, and we have determined that the remaining estimated economic life of the products is five years starting at September 1, 2004. Accordingly, we began amortizing the net book value of capitalized software development costs over a sixty-month period using the straight-line method. Capitalized software development costs were previously amortized over a thirty-six month period. As a result, we amortized our pharmaceutical software development costs for $65,926 in fiscal year 2005. If we had not changed our expected economic life, we would have amortized $132,317.

         Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time.

                                      F11

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


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

         Advertising
         -----------
         The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2005 and 2004 were $11,000 and $24,000, respectively.

         Shipping and Handling
         ---------------------
         Shipping and handling costs are recorded as cost of sales, amounted to $83,000 for the both years ended August 31, 2005 and 2004.

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

         Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The


                                      F12

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes (Continued)
         ------------------------
         provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         At the end of fiscal year 2004, we recorded $1,396,000 in deferred tax assets. For fiscal year 2005, we recorded a provision for deferred taxes in the amount of $84,200, resulting in the deferred tax asset of $1,311,800 at August 31, 2005. The evaluation of the deferred tax assets is based on our history of generating taxable profits and our projections of future profits as well as expected future tax rates to determine if the realization of the deferred tax asset is more-likely-than-not. Significant judgment is required in these evaluations, and differences in future results from our estimates, could result in material differences in the realization of these assets.

         Earnings per Share
         ------------------
         The Company reports earnings per share in accordance with SFAS No. 128, "Loss per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2005 and 2004 were as follows:

                                                                    2005         2004
                                                                 ----------   ----------
                  Numerator
                      Net income attributable to common
                           shareholders                          $  262,318   $  836,485
                                                                 ==========   ==========

                  Denominator
                      Weighted-average number of common shares
                           outstanding during the year            3,610,534    3,495,148
                      Dilutive effect of stock options              369,984      399,966
                                                                 ----------   ----------

                  COMMON STOCK AND COMMON STOCK
                      EQUIVALENTS USED FOR DILUTED EARNINGS
                      PER SHARE                                   3,980,518    3,895,114
                                                                 ==========   ==========

                                      F13

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Stock Options and Warrants
         --------------------------
         In December 2004, the FASB issued Statement of Accounting Standard No. 123R, "Share-Based Payment", a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires all companies to measure compensation expense for all share-based payments, including employee stock options, based upon the fair value of the stock-based awards at the date of grant. SFAS 123R will be effective for the Company for the year beginning September 1, 2006. For fiscal year 2005, we currently account for share-based payments to employees using APB25's intrinsic value method as permitted; therefore it does not recognize any compensation cost for employee stock options. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

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

         Concentrations and Uncertainties
         --------------------------------
         International sales accounted for 25% and 31% of net sales for the years ended August 31, 2005 and 2004, respectively. For Simulations Plus, Inc., one customer accounted for 24% of net sales for the year ended August 31, 2005, and for Words+, Inc., one government agency accounted for 20% of net sales during the fiscal year 2005.

         The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

         For Simulations Plus, four customers comprised 31%, 13%, 11% and 10% of accounts receivable at August 31, 2005. Three customers comprised 23%, 19% and 12% of accounts receivable at August 31, 2004. For Words+, one customer comprised 25% of accounts receivable at August 31, 2005. One customer comprised 27% of accounts receivable at August 31, 2004.

         The Company's subsidiary, Words+, Inc., purchases components for the main computer products from a single Manufacture. Words+, Inc. also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of the Company to obtain computers used in its products or to renew its


                                      F14

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentrations and Uncertainties (Continued)
         --------------------------------------------
         licensing agreement to use pictographic symbols could negatively impact the Company's financial position, results of operations, and cash flows.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In December 2004, the FASB issued Statement of Accounting Standard No. 123R, "Share-Based Payment", a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant, and is effective for the Company for fiscal year beginning after December 15, 2005. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At August 31, 2005, the uninsured portions aggregated to $1,522,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 4 - ACCOUNTS RECEIVABLE

         The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its


                                      F15

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


NOTE 4 - ACCOUNTS RECEIVABLE (CONTINUED)

         customers deteriorated, whether due to customer specific or general economic issues, increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at August 31, 2005 consisted of the following:
                  Automobile                                            $ 21,769
                  Equipment                                              159,646
                  Computer equipment                                     301,871
                  Furniture and fixtures                                  52,704
                  Leasehold improvements                                  38,215
                                                                        --------
                                                                         574,205
                  Less accumulated depreciation and amortization         486,887
                                                                        --------
                      TOTAL                                             $ 87,318
                                                                        ========

         Depreciation and amortization expense was $42,505 and $42,607 for the years ended August 31, 2005 and 2004, respectively.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The current office lease expired in August 2005, and we are now renting on a month-to-month basis. We have signed a new lease for another building which is under construction and is currently expected to be completed by the first week of January 2006. The new lease has a five-year term with two (2), three (3) year options to extend. We also lease a Ricoh copier/printer under a non-cancelable operating lease that expires in October 2006. Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2005 were as follows:

                          Years Ending                                 Operating
                           August 31,                                    Leases
                           ----------                                   --------

                              2006                                      $172,260
                              2007                                       225,976
                              2008                                       239,256
                                                                        --------
                                                                        $637,492
                                                                        ========

         Rent expense was $211,252 and $206,192 for the years ended August 31, 2005 and 2004, respectively.


                                      F16

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Employee Agreement
         ------------------
         On August 9, 2005, the Company entered into an employment agreement with its President/Chief Executive Officer that expires in August 2007. The employment agreement provides for an annual salary of $172,000 and an annual bonus equal to 5% of the Company's net income before taxes, not to exceed $150,000. The agreement also provides that the Company may terminate the agreement upon 30 days' written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

         License Agreement
         -----------------
         In 1997, the Company entered into an agreement with Therapeutic Systems Research Laboratory ("TSRL") to jointly develop a computer simulation of the absorption of drug compounds in the gastrointestinal tract. Upon execution of a definitive License Agreement on July 9, 1997, TSRL received an initial payment of $75,000, and thereafter, the company is obligated to pay a royalty of 20% of net sales of GastroPlus software. For the years ended August 31, 2005 and 2004, the Company paid royalties of $181,951 and $188,779, respectively.

         The Company's subsidiary, Words+, Inc., entered into royalty agreements with several vendors to apply their software & technologies into the finished goods to be sold. For the years ended August 31, 2005 and 2004, Words+ incurred such royalties of $114,507 and $74,575, respectively.

NOTE 8 - SHAREHOLDERS' EQUITY

         Stock Option Plan
         -----------------
         In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock had been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In February 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,000,000. In December 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,250,000. Furthermore, in February 2005, the shareholders approved additional 250,000 shares, resulting to the total number of shares that may be granted under the Option Plan to 1,500,000. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors.


                                      F17

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------------------
         The following summarizes the stock option transactions:

                                                                            Weighted-
                                                                            Average
                                                                            Exercise
                                                                Number        Price
                                                              of Options    Per Share
                                                              ----------    ---------

                  Outstanding, August 31, 2003                 1,120,562    $    1.93
                           Granted                                75,000    $    4.60
                           Exercised                            (117,196)   $    1.44
                           Expired/canceled                      (25,650)   $    1.97
                                                              ----------

                  Outstanding, August 31, 2004                 1,052,716    $    2.17
                           Granted                                72,000    $    4.42
                           Exercised                             (69,700)   $    2.06
                           Expired/canceled                      (19,735)   $    2.55
                                                              ----------

                               OUTSTANDING, AUGUST 31, 2005    1,035,281    $    2.37
                                                              ==========

                               EXERCISABLE, AUGUST 31, 2005      827,464    $    2.13
                                                              ==========

         The fair value of the options granted during the year ended August 31, 2005 is estimated at $131,000. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended August 31, 2005: dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.18%, and expected life of ten years. The weighted-average fair value of options granted during the year ended August 31, 2005 was $1.83, and the weighted-average exercise price was $4.42.

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

         The weighted-average remaining contractual life of options outstanding issued under the Plan was 5.3 years at August 31, 2005. The exercise prices for the options outstanding at August 31, 2005 ranged from $1.05 to $4.60, and the information relating to these options is as follows:


                                      F18

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------------------

                                                           Weighted-       Weighted-    Weighted-
                                                            Average        Average       Average
                                                           Remaining       Exercise      Exercise
                              Stock          Stock        Contractual       Price         Price
            Exercise         Options        Options      Life of Options  of Options   of Options
              Price         Outstanding    Exercisable     Outstanding    Outstanding  Exercisable
           -------------    -----------    -----------     -----------    -----------  -----------

           $ 1.05 - 2.00       507,636      427,019         4.9 years     $     1.47   $      1.47
           $ 2.01 - 3.00       357,700      357,700         4.4 years     $     2.65   $      2.65
           $ 3.01 - 4.60       169,945       42,745         8.1 years     $     4.46   $      4.36
                            ----------    ---------

                             1,035,281      827,464
                            ==========    =========

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended August 31, 2005 and 2004:

                                                                      2005           2004
                                                                  ----------    -----------
             Net income
                 As reported                                      $  262,318    $   836,485
                 Add:  Stock-based employee compensation
                      expense included in reported net income,
                      net of related tax effects                          --             --
                 Deduct:  Total stock-based employee
                      compensation expense determined under
                      fair value based method for all awards,
                      net of related tax effects                  $ (201,096)   $  (218,645)
                 Pro forma                                        $   61,222    $   617,840
             Basic earnings per common share
                 As reported                                      $     0.07    $      0.24
                 Pro forma                                        $     0.02    $      0.18
             Diluted earnings per common share
                 As reported                                      $     0.07    $      0.21
                 Pro forma                                        $     0.02    $      0.16

                                      F19

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

         Other Stock Options
         -------------------
         As of August 31, 2005, the independent members of the Board of Directors hold options to purchase 9,206 shares of common stock at exercise prices ranging from $1.20 to $5.25, which options were granted prior to August 31, 2005.

                                                  Number of     Weighted average
                                                   Options       exercise price
                                                   -------       --------------

                  Options outstanding               9,206           $ 2.56
                  Options exercisable               7,306           $ 2.39

NOTE 9 - INCOME TAXES

         The components of the income tax provision for the years ended August 31, 2005 and 2004 were as follows:
                                                           2005          2004
                                                        ----------    ----------
                  Current
                      Federal                           $       --    $       --
                      State                                 (1,600)       32,966
                                                        ----------    ----------

                                                            (1,600)       32,966
                                                        ----------    ----------
                  Deferred
                      Federal                              (74,500)       82,890
                      State                                 (9,700)       22,000
                                                        ----------    ----------

                                                           (84,200)      104,890
                                                        ----------    ----------

                           TOTAL                        $  (85,800)   $  137,856
                                                        ==========    ==========

         A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31, 2005 and 2004:

                                                               2005       2004
                                                              -------    -------
           Income tax computed at federal statutory tax rate   34.0%      34.0%
           State taxes, net of federal benefit                  6.3        5.5
           Meals & Entertainment                                0.9       --
           Extraterritorial income exclusion                   (7.2)     (15.5)
           Research and development credit                    (19.9)     (14.9)
           Change in prior year estimated taxes                 7.9      (24.4)
           Other                                                2.6       (4.5)
                                                              -------    -------

               TOTAL                                           24.6 %    (19.8)%
                                                              =======    =======


                                      F20

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


         NOTE 9 - INCOME TAXES (CONTINUED)

         Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31, 2005 and 2004 are as follows:

                                                                     2005            2004
                                                                  -----------    -----------
                  Deferred tax assets
                      Accrued payroll and other expenses          $   137,200    $   198,800
                      Accrued warranty and service costs               11,900         13,900
                      Net operating loss carryforward               1,084,000      1,525,700
                      Tax Credits                                     567,800             --
                      Contributions                                     4,100             --
                      Property and equipment                              100             --
                                                                  -----------    -----------

                  Total deferred tax assets                         1,805,100      1,738,400
                  Less:  Valuation allowance                               --             --
                                                                  -----------    -----------

                                                                    1,805,100      1,738,400
                                                                  -----------    -----------

                  Deferred tax liabilities
                      State taxes                                     (92,100)       (95,400)
                      Capitalized computer software development
                           costs                                     (401,200)      (247,000)
                                                                  -----------    -----------

                  Total deferred tax liabilities                     (493,300)      (342,400)
                                                                  -----------    -----------

                  NET DEFERRED TAX ASSETS                         $ 1,311,800    $ 1,396,000
                                                                  ===========    ===========


         At August 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $2,863,000 and $1,251,000, respectively. Federal net operating loss carry forwards expire through 2024, while California net operation loss carry forwards begin expiration in 2006. The Company also has tax credit, totaling approximately $355,000 and $213,000 to offset future Federal and State income taxes, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

         As of August 31, 2005, included in accrued bonuses to officers was $19,340, which represented 5% of the Company's net income before bonuses and taxes given to the Company's President, Walter Woltosz, as an annual bonus.

         As of August 31, 2005, included in accrued bonuses to officers was $19,340, which represented 5% of the Company's net income before bonuses and taxes given to the Corporate Secretary, Virginia Woltosz, as an annual bonus.


                                      F21

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


NOTE 11 - LINES OF BUSINESS

         For internal reporting purposes, management segregates the Company into two divisions as follows for the years ended August 31, 2005 and 2004:


                                                             August 31, 2005
                                         -------------------------------------------------------
                                         Simulations
                                          Plus, Inc.   Words+, Inc.   Eliminations      Total
                                         -----------   -----------    -----------    -----------

                  Net sales              $ 2,068,789   $ 2,683,852    $        --    $ 4,752,641
                  Income (loss) from
                    operations           $    68,152   $   228,276    $        --    $   296,428
                  Identifiable assets    $ 5,937,272   $ 1,576,215    $(1,864,428)   $ 5,560,859
                  Capital expenditures   $    10,093   $    60,514    $        --    $    70,607
                  Depreciation and
                    amortization         $    12,700   $    29,805    $        --    $    42,505
                                         -----------   -----------    -----------    -----------


                                                             August 31, 2004
                                         -------------------------------------------------------
                                         Simulations
                                          Plus, Inc.   Words+, Inc.   Eliminations      Total
                                         -----------   -----------    -----------    -----------
                  Net sales              $ 2,856,004   $ 2,350,670    $        --    $ 5,206,674
                  Income (loss) from
                    operations           $   914,577   $  (288,346)   $        --    $   626,231
                  Identifiable assets    $ 5,488,767   $ 1,192,894    $(1,717,732)   $ 4,963,929
                  Capital expenditures   $     3,447   $    40,615    $        --    $    44,062
                  Depreciation and
                    amortization         $    14,617   $    27,990    $        --    $    42,607
                                         -----------   -----------    -----------    -----------


         Most corporate expenses, such as legal and accounting expenses, public relations expenses, and bonuses to President and Secretary are included in Simulations Plus, Inc.


                                      F22

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2005
--------------------------------------------------------------------------------


NOTE 12 - GEOGRAPHIC REPORTING

         The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues were as follows for the fiscal years ended August 31, 2005 and 2004:

                                                       August 31, 2005
                                  ---------------------------------------------------------
                                  North                                   South
         (in `000)                America   Europe    Asia      Oceania   America   Total
                                  -------   -------   -------   -------   -------   -------

         Simulations Plus, Inc.     1,137       456       475        --        --     2,068

         Words+, Inc.               2,415       196        54        19        --     2,684
                                  -------   -------   -------   -------   -------   -------

         Total                      3,552       652       529        19        --     4,752
                                  =======   =======   =======   =======   =======   =======


                                                       August 31, 2004
                                  ---------------------------------------------------------
                                  North                                   South
         (in `000)                America   Europe    Asia      Oceania   America   Total
                                  -------   -------   -------   -------   -------   -------
         Simulations Plus, Inc.     1,493       582       781        --        --     2,856

         Words+, Inc.               2,104       177        45        19         6     2,351
                                  -------   -------   -------   -------   -------   -------

         Total                      3,597       759       826        19         6     5,207
                                  =======   =======   =======   =======   =======   =======

NOTE 13 - EMPLOYEE BENEFIT PLAN

         The Company maintains a 401(K) Plan for all eligible employees. The Company makes matching contributions equal to the 100% of the employee's elective deferral, not to exceed 4% of the total employee compensation. The Company can also elect to make a profit-sharing contribution. Contributions by the Company to this Plan amounted to $31,000 and $25,000 for the years ended August 31, 2005 and 2004, respectively.

NOTE 14 - SUBSEQUENT EVENTS

         Since September 1, 2005, an additional 1,200 stock options to purchase shares have been exercised by employees.

         On November 4, the Company purchased certain secured assets of Bioreason, Inc., from its former creditors. Bioreason was a chemistry software company providing research tools to the pharmaceutical and biotechnology industries, in an all-cash transaction for approximately $788,000.


                                      F23