Form 10QSB
period 2005-11-30
SIMULATIONS PLUS INC
filed 2006-01-17
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2005 or

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

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of January 13, 2006, was 3,674,448.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

                                Table of Contents

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements                                               Page
                                                                            ----

         Consolidated Balance Sheet at November 30, 2005 (unaudited)         2

         Consolidated Statements of Operations for the three months
                  ended November 30, 2005 (unaudited)                        4

         Consolidated Statements of Cash Flows for the three months
                  ended November 30, 2005 (unaudited)                        5

         Notes to Consolidated Financial Statements (unaudited)              7

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                            14

         Results of Operations                                              19

         Liquidity and Capital Resources                                    21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         22

Item 4.  Controls and Procedures                                            22

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                  23

Item 2.  Changes in Securities                                              23

Item 3.  Defaults upon Senior Securities                                    23

Item 4.  Submission of Matters to a Vote of Security Holders                23

Item 5.  Other Information                                                  23

Item 6.  Exhibits and Reports on Form 8-K                                   23

Signature                                                                   24

Exhibit - Certifications

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               NOVEMBER 30, 2005
                                                                     (UNAUDITED)

================================================================================


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents (note 3)                             $   931,796
     Accounts receivable, net of allowance for doubtful accounts
         of $21,208 (note 4)                                            814,557
     Inventory (note 5)                                                 313,290
     Prepaid expenses and other current assets                           86,007
     Deferred tax                                                        60,000
                                                                    -----------

            Total current assets                                      2,205,650

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $2,186,079                    1,279,098
LONG TERM CONTRACTS RECEIVABLE, net of discounts of $13,341             288,439
PROPERTY AND EQUIPMENT, net (note 6)                                     88,897
CUSTOMER RELATIONSHIPS (note 13)                                        128,042
DEFERRED TAX                                                          1,293,800
OTHER ASSETS                                                             29,463
                                                                    -----------

                TOTAL ASSETS                                        $ 5,313,389
                                                                    ===========


  The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               NOVEMBER 30, 2005
                                                                     (UNAUDITED)

================================================================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   124,449
     Accrued payroll and other expenses                                 381,530
     Accrued bonuses to officers                                         38,680
     Accrued warranty and service costs                                  32,017
     Current portion of deferred revenue                                 65,416
                                                                    -----------

         Total current liabilities                                      642,092

     Deferred revenue                                                     5,715
                                                                    -----------

            Total liabilities                                           647,807
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (note 7)

SHAREHOLDERS' EQUITY (note 8)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,650,048 shares issued and outstanding                          3,651
     Additional paid-in capital                                       5,145,880
     Accumulated deficit                                               (483,949)
                                                                    -----------

            Total shareholders' equity                                4,665,582
                                                                    -----------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,313,389
                                                                    ===========

  The accompanying notes are an integral part of these financial statements.

                                                   SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                                                             (UNAUDITED)

========================================================================================


                                                                2005             2004
                                                            -----------      -----------
NET SALES                                                   $   818,815      $ 1,066,474

COST OF SALES                                                   331,597          322,128
                                                            -----------      -----------

GROSS PROFIT                                                    487,218          744,346
                                                            -----------      -----------

OPERATING EXPENSES
     Selling, general, and administrative                       628,756          631,945
     Research and development                                    97,222          113,692
                                                            -----------      -----------

        Total operating expenses                                725,978          745,637
                                                            -----------      -----------

INCOME (LOSS) FROM OPERATIONS                                  (238,760)          (1,291)
                                                            -----------      -----------

OTHER INCOME (EXPENSE)
     Interest income                                              3,481           16,771
     Miscellaneous income                                            50               --
     Interest expense                                                --             (284)
     Gain on sale of assets                                          --            5,200
     Gain (Loss) on currency exchange                            (5,302)           2,111
                                                            -----------      -----------

        Total other income (expense)                             (1,771)          23,798
                                                            -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                              (240,531)          22,507

BENEFIT FROM (PROVISION FOR) INCOME TAXES
     Benefit from (provision for) income tax                     42,000               --
     Release of valuation allowance                                  --               --
                                                            -----------      -----------

        Total benefit from (provision for) income taxes          42,000               --
                                                            -----------      -----------

NET INCOME (LOSS)                                           $  (198,531)     $    22,507
                                                            -----------      -----------

BASIC EARNINGS (LOSS) PER SHARE                             $     (0.05)     $      0.01
                                                            ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE                           $     (0.05)     $      0.01
                                                            -----------      -----------

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                    3,649,334        3,571,191
                                                            ===========      ===========

     DILUTED                                                  3,649,334        4,143,687
                                                            ===========      ===========

          The accompanying notes are an integral part of these financial statements.




                                                             SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                                                                       (UNAUDITED)

==================================================================================================


                                                                          2005             2004
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                 $  (198,531)     $    22,507
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
         Depreciation and amortization of property and
           equipment                                                       11,860           10,696
         Amortization of capitalized software development
           costs                                                           45,709           31,869
         (Gain) on sale of assets                                              --           (5,200)
         (Increase) decrease in
           Accounts receivable                                            442,031          314,601
           Inventory                                                      (31,890)          30,761
           Deferred tax                                                   (42,000)              --
           Other assets                                                   (23,316)          21,358
         Increase (decrease) in
           Accounts payable                                                33,408          (17,533)
           Accrued payroll and other expenses                             (17,127)          18,306
           Accrued bonuses to officers                                         --               --
           Accrued income taxes                                            (1,600)              --
           Accrued warranty and service costs                               4,278           (1,299)
           Deferred revenue                                               (69,854)          (2,854)
                                                                      -----------      -----------

              Net cash provided by operating activities                   152,968          423,212
                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                   (10,656)         (23,529)
    Purchases of Bioreason's assets                                      (826,192)              --
    Proceeds from sale of assets                                            2,218            7,895
    Capitalized computer software development costs                      (142,539)        (120,032)
                                                                      -----------      -----------

              Net cash used in investing activities                      (977,169)        (135,666)
                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capitalized lease obligations                                  --               --
    Proceeds from the exercise of stock options                             1,955           26,566
                                                                      -----------      -----------

              Net cash provided by financing activities                     1,955           26,566
                                                                      -----------      -----------

            The accompanying notes are an integral part of these financial statements.




                                                             SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                                                                       (UNAUDITED)

==================================================================================================


                Net increase (decrease) in cash and cash
                  equivalents                                         $  (822,246)     $   314,112

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            1,754,042          734,266
                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF FISCAL QUARTER                      $   931,796      $ 1,048,378
                                                                      ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                                     $        --      $       284
                                                                      ===========      ===========

    INCOME TAXES PAID                                                 $     1,600      $     1,600
                                                                      ===========      ===========

            The accompanying notes are an integral part of these financial statements.




                             SIMULATIONS PLUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: GENERAL

As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. For further information, refer to the financial statements for the year ended August 31, 2005 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

Note 2: SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition
-------------------
We recognize revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position (SOP) No. 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of unlocking the software on the customer's computer(s), net of estimated allowances and returns. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time, and the costs of providing such support services are accrued and amortized over the obligation period.

As a by-product of ongoing improvements and upgrades for our software, some modifications are provided to customers who have already licensed software at no additional charge. We consider these modifications to be minimal, as they are not changing the basic functionality or utility of the software, but rather adding convenience, such as being able to plot some additional variable on a graph in addition to the numerous variables that had been available before. Such software modifications for any single product have been typically once or twice per year, sometimes more, sometimes less. Thus, they are infrequent. We provide, for a fee, additional training and service calls to our customers and recognize revenue at the time the training or service call is provided.

Generally, we enter into one-year license agreements with our customers for the use of our software products. We recognize revenue on these contracts when all the criteria under SOP 97-2 are met.

From time to time, we enter into multi-year license agreements. We believe our history of collection with these customers is sufficient to overcome the presumption that revenue should be recognized in time with the expected cash collections, and we have therefore recognized the entire license fees, net of an applicable discount, at the time of the software's release and acceptance by the customer. Going forward, however, we have advised investors through our press releases and conference calls that we will unlock and invoice software one year at a time for future multi-year licenses. This will eliminate the extreme variability in our reported revenues and earnings that we've experienced in the past.

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

The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in our software products.

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $45,709 and $31,869 for the three months ended November 30, 2005 and 2004, respectively.

Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time.

Income Taxes
------------
We utilize SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

Concentrations and Uncertainties
--------------------------------
International sales accounted for 24% and 24% of net sales for the three months ended November 30, 2005 and 2004, respectively. For Simulations Plus, Inc., one customer accounted for 59% of net sales for the three months ended November 30, 2005, and for Words+, Inc., one government agency accounted for 16% of net sales during the first fiscal quarter of 2006.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

For a consolidated accounts receivable, one customer comprised 19% of total receivables. For Simulations Plus, four customers comprised 27%, 23%, 20% and 20% of accounts receivable at November 30, 2005. Three customers comprised 30%, 27% and 26% of accounts receivable at November 30, 2004. For Words+, one customer comprised 26% of accounts receivable at November 30, 2005. One customer comprised 32% of accounts receivable at November 30, 2004.

Our subsidiary, Words+, Inc., purchases components for the main computer products from a single Manufacture. Words+, Inc. also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of Words+ to obtain computers used in its products or to renew its licensing agreement to use pictographic symbols could negatively impact our financial position, results of operations, and cash flows.

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

Note 3:  CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Note 4: ACCOUNTS RECEIVABLE

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. We specifically analyze the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

Our long-term receivables are discounted at the present value. The discount is amortized over the life of the receivable and recognized as interest income. The balance as of November 30, 2005 represents receivables which we have purchased as a part of Bioreason's assets.

Note 5:  INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists primarily of computers and peripheral computer equipment.

Note 6:  PROPERTY AND EQUIPMENT

Furniture and equipment as of November 30, 2005 consisted of the following:

         Equipment                                           $ 158,036
         Computer equipment                                    301,871
         Furniture and fixtures                                 57,705
         Automobile                                             21,769
         Leasehold improvements                                 42,660
                                                             ---------
              Sub total                                        582,041
         Less: Accumulated depreciation and amortization      (493,144)
                                                             ---------
              Net Book Value                                    88,897
                                                             =========


Note 7:  COMMITMENTS AND CONTINGENCIES

Leases
------
The current office lease expired in August 2005, and we are now renting on a month-to-month basis at a base rate of $15,446 per month plus common area maintenance ("CAM") charges which are approximately $4,000 per month. We have signed a new lease for another building which is under construction and is expected to be completed by the end of January 2006. The new lease has a five-year term with two (2), three (3) year options to extend.

Employee Agreement
------------------
On August 9, 2005, the Company entered into an employment agreement with its President/CEO that expires in August 2007. The employment agreement provides for an annual salary of $172,000 and an annual bonus equal to 5% of the Company's net income before taxes, not to exceed $150,000.

As of November 30, 2005, the accrued bonuses due to officers were $38,680, which represented 5% of the Company's net income before bonuses and taxes for the fiscal year 2005 given to the Company's President, Walter Woltosz, as an annual bonus and 5% of the Company's net income before bonuses and taxes for the fiscal year 2005 given to the Corporate Secretary, Virginia Woltosz, as an annual bonus.

The agreement also provides that the Company may terminate the agreement upon 30days' written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or
b) the remainder of the term of the employment agreement from the date of notice of termination.


Note 8: STOCKHOLDERS' EQUITY

Stock Option Plan
-----------------
In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") pursuant to which a total of 250,000 shares of common stock were reserved for issuance. The shareholders approved an additional 250,000 shares that may be granted under the Option Plan in March 1999, 500,000 shares in February 2000, and 250,000 shares in December 2000. Thus, a total of 1,250,000 shares can be granted under the Option Plan. The Option Plan terminates in 2006, subject to earlier termination by the Board of Directors. Furthermore, on February 18, 2005 at an annual shareholders meeting, the shareholders approved an additional 250,000 shares to be reserved for issuance under the 1996 Stock Option Plan.

As of November 30, 2005, options to purchase 1,058,681 shares have been issued and were outstanding to various employees at an exercise price equal to the fair market value of our stock price at the date of each grant, with five-year vesting periods. Also, in accordance with the by-laws of the corporation, a total of 9,206 options to purchase shares have been issued to the Board of Directors at exercise prices ranging from $1.20 to $5.25, with a three-year vesting period. During the first three months of fiscal year 2006, 1,200 options were exercised by employees.

Note 9: EARNINGS PER SHARE

We report earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Our common share equivalents consist of stock options.

Note 10:  STOCK-BASED COMPENSATION

In December 2004, the FASB issued Statement of Accounting Standard No. 123R, "Share-Based Payment", a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires all companies to measure compensation expense for all share-based payments, including employee stock options, based upon the fair value of the stock-based awards at the date of grant. SFAS 123R will be effective for us for the year beginning September 1, 2006. For fiscal year 2006, we currently account for share-based payments to employees using APB25's intrinsic value method as permitted; therefore we do not recognize any compensation cost for employee stock options. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. We have elected to account for our stock-based compensation to employees under APB 25.

The table below represents a reconciliation of our pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if we had utilized the fair value method:

                                                                    Three           Three
                                                                    Months          Months
                                                                   FY 2006         FY 2005
                                                                 -----------      ----------
Net income (loss)
        As reported                                              $  (198,531)     $   22,507
              Stock based employee compensation cost, net of
                 related tax effects, that would have been
                 included in the determination of net income
                 if the fair value method had been applied           (36,888)        (62,988)
                                                                 -----------      ----------

                   PRO FORMA NET INCOME (LOSS)                   $  (235,419)     $  (40,481)
                                                                 ===========      ==========

        Earnings (loss) per common share

              Basic - as reported                                $     (0.05)  $        0.01
              Basic - Pro forma                                  $     (0.06)  $       (0.01)

              Diluted - as reported                              $     (0.05)  $        0.01
              Diluted - Pro forma                                $     (0.06)  $       (0.01)


Note 11:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Our reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the nine months ended November 30, 2005 and November 30, 2004:

==========================================================================================
                                November 30, 2005
------------------------------------------------------------------------------------------
                                   Simulations       Words +,
                                   Plus, Inc            Inc.    Eliminations      Total
------------------------------------------------------------------------------------------
Net Sales                               198,889       619,926                     818,815
------------------------------------------------------------------------------------------
Income (loss) from operations         (253,284)        14,524                   (238,760)
------------------------------------------------------------------------------------------
Identifiable assets                   5,601,917     1,468,626    (1,757,154)    5,313,389
------------------------------------------------------------------------------------------
Capital expenditures                      9,446         6,211                      15,657
------------------------------------------------------------------------------------------
Depreciation and Amortization             3,357         8,503                      11,860
------------------------------------------------------------------------------------------

                                November 30, 2004
------------------------------------------------------------------------------------------
                                     Simulations     Words +,
                                      Plus, Inc       Inc.      Eliminations     Total
------------------------------------------------------------------------------------------
Net Sales                                523,452      543,022                   1,066,474
------------------------------------------------------------------------------------------
Income (loss) from operations             41,405     (18,898)                      22,507
------------------------------------------------------------------------------------------
Identifiable assets                    5,584,743    1,237,573    (1,812,694)    5,009,622
------------------------------------------------------------------------------------------
Capital expenditures                       3,354       20,175                      23,529
------------------------------------------------------------------------------------------
Depreciation and Amortization              3,508        7,188                      10,696
------------------------------------------------------------------------------------------


In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended
November 30, 2005 and November 30, 2004 were as follows (in thousands):




                                November 30, 2005
------------------------------------------------------------------------------------------
                               North                                     South
                              America     Europe      Asia   Oceania    America     Total
------------------------------------------------------------------------------------------
Simulations Plus, Inc.            74          8        117       -0-        -0-       199
------------------------------------------------------------------------------------------
Words+, Inc.                     551         47         10        10          2       620
------------------------------------------------------------------------------------------
Total                            625         55        127        10          2       819
--------------------------================================================================

                                November 30, 2004
------------------------------------------------------------------------------------------
                               North                                      South
                              America     Europe      Asia    Oceania    America    Total
------------------------------------------------------------------------------------------
Simulations Plus, Inc.            327         77       119        -0-        -0-      523
------------------------------------------------------------------------------------------
Words+, Inc.                      494         30        15         8         -0-      543
------------------------------------------------------------------------------------------
Total                             821        107       134         8         -0-    1,066
---------------------------===============================================================


Note 12:  SUBSEQUENT EVENT

Since December 1, 2005, an additional 24,400 stock options to purchase shares have been exercised by employees, including 19,900 options exercised by a retired employee prior to their expiration date.

Note 13:  PURCHASE OF BIOREASON'S ASSETS

On November 4, 2005, we purchased certain secured assets of Bioreason, Inc., a technology company, for $826,192. Since the appraised value was greater than the actual purchase price, the remaining amount, after allocation to the contracts receivable, was allocated proportionally to the other assets purchased.

The purchase price was allocated as follows.

                        Assets                                 Allocated amounts
                        ------                                 -----------------
         Long-Term contract receivables                        $         447,496
         Property and equipment                                            5,001
         Software                                                        245,653
         Customer relationship                                           128,042
                                                               -----------------

              Total                                            $         826,192
                                                               =================

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


GENERAL
-------

BUSINESS
--------

Simulations Plus, Inc. (the "Company" or "Simulations Plus", or "we" or "our" or "us") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce different types of products: (1) Simulations Plus, incorporated in 1996, develops and produces modeling and simulation software for use in pharmaceutical research and for education, and also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program called Abbreviate! for the retail market. For the purposes of this document, we sometimes refer to the two businesses as "Simulations Plus" when referring to the business that is primarily pharmaceutical software and services, and "Words+" when referring to the business that is primarily assistive technologies for persons with disabilities.


Simulations Plus
----------------

PRODUCTS
--------
We currently offer five software products for pharmaceutical research:
GastroPlus(TM), ADMET Predictor(TM), ADMET Modeler(TM), DDDPlus(TM) and ClassPharmer(TM).

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

We are aware that other companies have developed competitive software; however, based on customer feedback, we believe that the competitive threat to GastroPlus is limited. Version 5.0 with the new PBPKPlus(TM) module, released just after the end of this reporting period, further extends the utility of GastroPlus. Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 40 prestigious scientific meetings worldwide in the past three years. We conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it.

ADMET PREDICTOR
---------------
In addition to simulation software, we produce software that consists of statistically significant numerical models that predict a variety of properties of chemical compounds from just their molecular structures. This kind of predictive capability means a chemist can merely draw a molecule diagram and get reasonable estimates of these properties, even though the molecule has never existed. When drug companies try to find new drugs, they search through millions of such molecular structures. The vast majority of these are not suitable as medicines. Some have such low solubility that they will not dissolve well, some have such low permeability through the intestinal wall that they will not be absorbed well, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins in blood (like albumin) to such a high extent that little unbound drug is available to reach the target, and some will be toxic in various ways. Identification of such properties as early as possible enables researchers to eliminate poor compounds without spending time and money to make the compounds and then run experiments to identify these weaknesses. Today, many molecules are eliminated on the basis of computer predictions, such as those provided by ADMET Predictor.

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

We added a series of six toxicity predictions to ADMET Predictor during the previous fiscal year. Toxicity prediction was identified as one of the critical needs for pharmaceutical research and development in a white paper called the "Critical Path Initiative" issued by the U.S. Food and Drug Administration in March 2004. During this reporting period, we added another important toxicity prediction for a particular form of cardiac toxicity associated with blocking a potassium channel protein known as hERG (human ether a-go-go). This has been the cause of severe cardiac toxicity and death, and is a high priority toxicity measurement required by the FDA for all new drugs. Identifying such likely failure modes for potential new drug molecules well before expensive experiments are run can help to reduce the high cost and long development time for new drugs.

With these new capabilities, we believe ADMET Predictor combines the most comprehensive and accurate set of predictions for Absorption, Distribution, Metabolism, Excretion and Toxicity (ADMET) available today.

ADMET MODELER
-------------
Our third core product, ADMET Modeler, was released in July of 2003. This powerful program is used to generate the predictive models used in ADMET Predictor in a small fraction of the time once required to build these models. For example, the new toxicity models were developed in a matter of a few hours once we completed the tedious effort of "cleaning up" the databases (which seem to always contain a number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months after cleaning the databases for each new model to obtain similar results.

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year. Using such data to build predictive models provides a second return on this investment; however, in the past, model-building has traditionally been a tedious activity that required a specialist. With ADMET Modeler, scientists without model-building experience can now use their own experimental data to create very high quality predictive models.

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

Over 60 companies evaluated Version 1.0 of DDDPlus. This is an indication of the strong interest and business potential in this area. However to date, few licenses have been sold. Through the evaluation process, we received valuable feedback about what would be required for various customers to license the software, and we are now incorporating those improvements. We remain confident that sales of DDDPlus licenses will take place. The initial release served us well to stimulate interest in this first-of-its-kind software and to get formulation scientists thinking about how to use such a capability in their work.

CLASSPHARMER(TM)
----------------
In November 2005, we acquired certain secured assets of Bioreason, Inc. from its former creditors, including a software package called ClassPharmer. ClassPharmer is a molecule classification software program, similar in nature to ChemTK(TM), which we purchased from Sage Informatics in August 2005, but with more sophisticated and patented classification algorithms and various additional convenience features. ClassPharmer was programmed in a combination of programming languages that make it run much more slowly than ChemTK, and certain elements of the ChemTK user interface are more user-friendly and visually pleasing than ClassPharmer.

Our strategy for acquiring ChemTK from Sage was to eventually integrate it into ClassPharmer and make a single package, which will become ClassPharmer 4.0 (our current version is ClassPharmer 3.5). This effort has progressed well during this reporting period, and we expect to have a beta release in January 2006.

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

(2) DDDPLUS
-----------
The DDDPlus (Dose Disintegration and Dissolution Plus) software is being improved by incorporating additional functionality in accordance with comments and suggestions received from approximately 60 companies who evaluated the initial release. A number of enhancements have been incorporated at this time and several more are in progress. We expect to release a much-enhanced version of DDDPlus in early calendar year 2006.

(3) ADMET PREDICTOR UPGRADES
----------------------------
The initial toxicity predictions in ADMET Predictor were released during fiscal year 2005, and we have continued to add new toxicity models steadily. At this time, we are working on additional such models, but we are not revealing their nature for competitive reasons.

(4) MEMBRANEPLUS(TM)
--------------------
MembranePlus is a computer program that simulates IN VITRO experiments that measure the permeability of new drug-like molecules through a layer of living cells or through an artificial membrane. These experiments are conducted in order to estimate the permeability of new drug compounds through the human intestinal wall and into the blood. However, such experiments do not produce results that are easily translated into human permeabilities. We believe that a detailed mechanistic simulation of these IN VITRO experiments will provide the insight and understanding needed to provide reasonably accurate estimates of permeability in different regions of the human intestinal tract from IN VITRO data.

This development effort accelerated during fiscal year 2005 with the hiring of a new Ph.D. scientist who focused on this program. We have now progressed to the point where the simulation is predicting the movement of drug molecules through the bulk fluid, into the membranes at the surface of a cell layer, through the surface membrane, through the interior of the cell, into the opposite surface membrane, and through it to the bulk fluid on the opposite side of the cell layer. Although a few technical issues remain to be resolved, we are optimistic that the simulation will become a unique tool for the analysis of data from these experiments, and will enable researchers to more accurately human intestinal permeability from these IN VITRO experiments. We are not aware of any other effort to produce a product of this nature.

This project was put on hold in September 2005 because our product manager for GastroPlus took a position with another company, and the scientist responsible for MembranePlus was assigned to take over GastroPlus. She has done an excellent job with GastroPlus, completing the PBPKPlus Module and all of the many associated changes that accompanied it. She will continue to work on GastroPlus as needed, but will also work on MembranePlus again as GastroPlus activities allow. We are currently interviewing candidates for an additional position in this area to provide her with assistance on these two projects.


WORDS+
------

PRODUCTS
--------
Our wholly owned subsidiary, Words+, Inc. has been an industry pioneer and technology leader for over 24 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons. We intend to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys and Say-it! SAM, as well as our growing line of hardware products. We will also consider acquisitions of other products, businesses and companies that are complementary to our existing augmentative and alternative communication and computer access business lines. We purchased the Say-it! SAM technologies from SAM Communications, LLC of San Diego in December 2003. This acquisition gave us our smallest, lightest augmentative communication system, which is based on a Compaq iPAQ personal digital assistant (PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this technology purchase has enabled us to move into this market segment faster and at lower cost than developing the product ourselves. SAM-based products now account for a significant share of our growing Words+ revenues.

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


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2005.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:


                                        ----------------------------------------
                                                     Three Months Ended
                                        ----------------------------------------
                                                11/30/05             11/30/04
                                        ----------------------------------------
Net sales                                  $ 819        100%   $ 1,066     100%
Cost of sales                                332        40.5       322     30.2
                                        --------- ----------- --------- --------
Gross profit                                 487        59.5       744     69.8
                                        --------- ----------- --------- --------
Selling, general and administrative          629        76.8       632     59.3
Research and development                      97        11.8       114     10.7
                                        --------- ----------- --------- --------
Total operating expenses                     726        88.6       746     70.0
                                        --------- ----------- --------- --------
Income (loss) from operations               (239)      (29.2)       (2)    (0.2)
                                        --------- ----------- --------- --------
Other income (expense)                        (1)        0.0        24      2.3
                                        --------- ----------- --------- --------
Net income (loss) before taxes              (240)      (29.3)       22      2.1
                                        --------- ----------- --------- --------
Benefit from income taxes                     42         5.1%        -        -
                                        --------- ----------- --------- --------
Net income (loss)                       $   (198)     (24.2)%    $  22     2.1%
                                        ========= =========== ========= ========

NET SALES

Consolidated net sales decreased $247,000, or 23.2%, to $819,000 in the first fiscal quarter of 2006 (FY06) from $1,066,000 in the first fiscal quarter of 2005 (FY05). Our sales from pharmaceutical and educational software decreased approximately $324,000, or 62.0%; and our Words+, Inc. subsidiary's sales increased approximately $77,000, or 14.2%, for the quarter. We attribute the decrease in pharmaceutical software sales primarily to the delay in a large global renewal order, which we received in the first fiscal quarter last year, but was received in December, 2005 moving its revenue into the second fiscal quarter of 2006.

We attribute the increase in Words+ sales primarily an increase in sales of "Say-it! SAM" and "Freedom" products. Some decline in MessageMate products and increase in insurance discounts were offset by these increases.

COST OF SALES

Consolidated cost of sales increased $10,000, or 3.1%, to $332,000 in the first fiscal quarter of FY06 from $322,000 in the first fiscal quarter of FY05. The percentage of cost of sales in the first fiscal quarter of FY06 increased 10.3% from the first fiscal quarter of FY05. For Simulations Plus, absolute cost of sales decreased $17,000, or 36.4%. As a percentage, cost of sales increased to 15.2% in FY06 from 9.1% in FY05. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than variable cost related to sales. Thus, we attribute the increase in the percentage of cost of sales primarily to the decrease in sales.

For Words+, cost of sales increased $27,000, or 9.7%. As a percentage, cost of sales decreased 2.0% between the first fiscal quarter of FY06 and FY05. We attribute the percentage decrease in cost of sales for Words+ primarily to the ability to obtain purchase discounts by volume purchases of computers and PDAs, which are main parts of the systems we sell.

GROSS PROFIT

Consolidated gross profit decreased $257,000, or 34.5%, to $487,000 in the first fiscal quarter of FY06 from $744,000 in the first fiscal quarter of FY05. We attribute this decrease to the decrease in sales of pharmaceutical software which outweighed the increase in profit margin on Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses decreased $3,000, or 0.5%, to $629,000 in the first fiscal quarter of FY06 from $632,000 in the first fiscal quarter of FY05. For Simulations Plus, selling, general and administrative expenses increased $1,000, or 0.3%. The major increases in expenses were selling expenses, such as commissions to dealers and trade shows, salary and payroll-related expenses such as health insurance and payroll taxes, and rent and recruiting costs, which outweighed decreases in equipment rental, accounting, and investor relations.

For Words+, expenses decreased $4,000, or 1.7%, due primarily to decreases in salaries, selling expenses, equipment repairs, contributions, contract labor, and depreciation expenses. These decreases outweighed increases in commissions, rent, and technical service costs.

RESEARCH AND DEVELOPMENT

We incurred approximately $460,000 of research and development costs for both companies during the first fiscal quarter of FY06. Of this amount, $363,000, including an allocation of appraised value of $220,000 on ClassPharmer software, was capitalized and $97,000 was expensed. In the first fiscal quarter of FY05, we incurred $234,000 of research and development costs, of which $120,000 was capitalized and $114,000 was expensed. The increase of $226,000, or 96.6%, in research and development expenditures from the first fiscal quarter of FY05 to the first fiscal quarter of FY06 was due primarily to the purchase of the ClassPharmer software and some salary increases to existing staff.

OTHER INCOME (EXPENSE)

Net other income in the first fiscal quarter of FY06 decreased by $25,000, from net income of $24,000 to net expense of $1,000. This is due primarily to a decrease in the amortization of present value discount on long-term receivables which we fully amortized by May 2005. We incurred other long-term receivables from a part of the Bioreason assets purchase, however their amortized interest was only $150 in the first fiscal quarter of FY06, while it was $15,000 in the first fiscal quarter of FY05.

BENEFIT FROM INCOME TAXES

We estimated a benefit of income tax for $42,000 in the first fiscal quarter of FY06, while there was no income tax benefit (or provision) in the first fiscal quarter of FY05.

NET INCOME

Consolidated net income for the three months' operations decreased by $220,000, or 1,000.0%, to a loss of $198,000 in the first quarter of FY06 compared to a profit of $22,000 in the first quarter of FY05. We attribute this decrease in profit primarily to the decreases in pharmaceutical software and other income along with the increases in cost of sales. Although there was a decrease in selling, and general and administrative expenses, research and development expenses, a benefit from income taxes, and an increase in Words+ product sales with improved profit margins, they did not overcome the decrease in consolidated net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flows from its operations and a bank line of credit. The Company did not renew a revolving line of credit for $500,000 from a bank in May 2005 because the Company did not use it during the prior year and did not expect to need it in the near future. The Company will consider re-applying for the line of credit when there is a need for it.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we were compensated in Japanese yen by some Japanese customers. As a result, we experienced a small loss from currency exchange in the first three months of FY06. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

Item 4. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief
         Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange
         Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  While we may from time to time be involved in various claims, lawsuits or disputes with third parties, we are not currently a party to any significant litigation. We have been contacted by a former Bioreason salesperson in France regarding his status and status of certain contracts after our acquisition of certain secured assets of Bioreason from its creditors, and we are working with our attorneys to resolve this matter at this time.

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

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None.

Item 5.           Other Information
                  -----------------
                  None.

Item 6.           Exhibits and Reports on form 8-K
                  --------------------------------

                  (a)      Exhibits:

                  31.1 -2 Certification of Chief Executive Officer and Chief Financial Officer
                  32 Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 16, 2005.

                                                Simulations Plus, Inc.

Date:  January 16, 2006                     By: /s/ MOMOKO BERAN
                                                -----------------------
                                                Momoko Beran
                                                Chief Financial Officer