Form 10QSB
period 2006-02-28
SIMULATIONS PLUS INC
filed 2006-04-12
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28, 2006 or

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

                             42505 10TH STREET WEST
                            LANCASTER, CA 93534-7059
           (Address of principal executive offices including zip code)

                                 (661) 723-7723
                (Issuer's telephone number, including area code)

                                 FORMER ADDRESS
                                1220 W. AVENUE J
                            LANCASTER, CA 93534-2902
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                No
    --------------            --------------

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of April 12, 2006, was 3,690,948.

                                   SIMULATIONS PLUS, INC.
                                         FORM 10-QSB
                      FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006

                                      Table of Contents

                                PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements                                                           Page
                                                                                        ----

         Consolidated Balance Sheet at February 28, 2006 (unaudited)                     2

         Consolidated Statements of Operations for the three months
            and six months ended February 28, 2006 and 2005 (unaudited)                  4

         Consolidated Statements of Cash Flows for the six months
            ended February 28, 2006 and 2005 (unaudited)                                 5

         Notes to Consolidated Financial Statements (unaudited)                          7

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                                        15

         Results of Operations                                                          20

         Liquidity and Capital Resources                                                24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     25

Item 4.  Controls and Procedures                                                        25

                                 PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                              26

Item 2.  Changes in Securities                                                          26

Item 3.  Defaults upon Senior Securities                                                26

Item 4.  Submission of Matters to a Vote of Security Holders                            26

Item 5.  Other Information                                                              26

Item 6.  Exhibits and Reports on Form 8-K                                               26

Signature                                                                               27

Exhibit - Certifications


                                             1

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                            at February 28, 2006
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents (Note 3)                               $1,067,672
     Accounts receivable, net of allowance for doubtful
         accounts of $19,277 (Note 4)                                    992,469
     Inventory (Note 5)                                                  241,852
     Prepaid expenses and other current assets                            33,287
     Current portion of deferred tax                                      50,489
                                                                      ----------

            Total current assets                                       2,385,769



CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $2,260,088 (Note 4)            1,308,704
LONG TERM CONTRACTS RECEIVABLE, net of discounts of $9,571               339,589
PROPERTY AND EQUIPMENT, net (Note 6)                                     107,839
CUSTOMER RELATIONSHIPS (Note 13)                                         118,442
DEFERRED TAX                                                           1,251,800
OTHER ASSETS                                                              29,463
                                                                      ----------

                TOTAL ASSETS                                          $5,541,606
                                                                      ==========


   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                            at February 28, 2006
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   184,467
     Accrued payroll and other expenses                                 308,641
     Accrued warranty and service costs                                  35,840
     Current portion of deferred revenue                                 14,277
     Other current liabilities                                            1,859
                                                                    -----------

         Total current liabilities                                      545,084

DEFERRED REVENUE                                                             --

            Total liabilities                                           545,084
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)                               --

SHAREHOLDERS' EQUITY (Note 8)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,690,948 shares issued and outstanding                          3,734
     Additional paid-in capital                                       5,228,274
     Accumulated deficit                                               (235,486)
                                                                    -----------

            Total shareholders' equity                                4,996,522
                                                                    -----------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,541,606
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                                                                                    SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           for the three and six months ended February 28
                                                                                                              (Unaudited)
-------------------------------------------------------------------------------------------------------------------------


                                                                Three months ended                 Six months ended
                                                           ----------------------------      ----------------------------
                                                              2006             2005             2006             2005
                                                           -----------      -----------      -----------      -----------
NET SALES                                                  $ 1,481,791      $ 1,031,776      $ 2,300,606      $ 2,098,250

COST OF SALES                                                  387,067          370,796          718,664          692,924
                                                           -----------      -----------      -----------      -----------

GROSS PROFIT                                                 1,094,724          660,980        1,581,942        1,405,326
                                                           -----------      -----------      -----------      -----------

OPERATING EXPENSES
    Selling, general, and administrative                       687,737          535,442        1,316,493        1,167,387
    Research and development                                   119,713          131,227          216,935          244,919
                                                           -----------      -----------      -----------      -----------

       Total operating expenses                                807,450          666,669        1,533,428        1,412,306
                                                           -----------      -----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                                  287,274           (5,689)          48,514           (6,980)
                                                           -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
    Interest income                                              5,621           14,525            9,102           31,296
    Miscellaneous income                                            --               --               50               --
    Interest expense                                                --               --               --             (284)
    Gain on sale of assets                                       3,126               --            3,126            5,200
    Gain on currency exchange                                    3,953               --           (1,349)           2,111
                                                           -----------      -----------      -----------      -----------

       Total other income (expense)                             12,700           14,525           10,929           38,323
                                                           -----------      -----------      -----------      -----------

INCOME BEFORE BENEFIT FROM (PROVISION FOR)
    INCOME TAXES                                               299,974            8,836           59,443           31,343

BENEFIT FROM (PROVISION FOR) INCOME TAXES
    Provision for income tax                                   (51,511)              --           (9,511)              --
    Change in valuation allowance                                   --               --               --               --
                                                           -----------      -----------      -----------      -----------

       Total benefit from (provision for) income taxes         (51,511)              --           (9,511)              --
                                                           -----------      -----------      -----------      -----------

NET INCOME                                                 $   248,463      $     8,836      $    49,932      $    31,343
                                                           ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE                                   $      0.07      $      0.00      $      0.01      $      0.01
                                                           ===========      ===========      ===========      ===========

Diluted earnings per share                                 $      0.06      $      0.00      $      0.01      $      0.01
                                                           ===========      ===========      ===========      ===========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                                    3,670,878        3,608,600        3,659,931        3,589,792
                                                           ===========      ===========      ===========      ===========

    DILUTED                                                  4,090,225        4,114,872        4,053,710        4,114,872
                                                           ===========      ===========      ===========      ===========


                       The accompanying notes are an integral part of these financial statements.

                                                            4





                                                     SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      for the six months ended February 28
                                                                               (Unaudited)
------------------------------------------------------------------------------------------


                                                                  2006             2005
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $    49,932      $    31,343
    Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization of property and
           equipment                                               21,466           21,518
         Amortization of customer relationships                     9,600               --
         Amortization of capitalized software development
           costs                                                  119,718           77,810
         (Gain) on sale of assets                                  (3,126)          (5,200)

         (Increase) decrease in
           Accounts receivable                                    212,969          197,429
           Inventory                                               39,548          108,158
           Deferred tax                                             9,511               --
           Other assets                                            29,404           12,557
         Increase (decrease) in
           Accounts payable                                        93,426           29,469
           Accrued payroll and other expenses                     (88,157)          22,530
           Accrued bonuses to officers                            (38,680)         (77,626)
           Accrued income taxes                                    (1,600)          (1,600)
           Accrued warranty and service costs                       8,101           (4,412)
           Deferred revenue                                      (126,708)          (5,708)
                                                              -----------      -----------

             Net cash provided by operating activities            335,404          406,268
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                           (41,075)         (27,401)
    Purchasse of Bioreason's assets                              (826,192)              --
    Sale of property and equipment                                  7,215            8,735
    Capitalized computer software development costs              (246,154)        (198,824)
                                                              -----------      -----------

             Net cash used in investing activities             (1,106,206)        (217,490)
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the exercise of stock options                    84,432           86,287
                                                              -----------      -----------

             Net cash provided by financing activities             84,432           86,287
                                                              -----------      -----------


        The accompanying notes are an integral part of these financial statements.

                                            5





                                                    SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     for the six months ended February 28
                                                                              (Unaudited)
-----------------------------------------------------------------------------------------


                Net increase (decrease) in cash and cash
                  equivalents                                $  (686,370)     $   275,065

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   1,754,042          734,266
                                                             -----------      -----------

CASH AND CASH EQUIVALENTS, END OF QUARTER                    $ 1,067,672      $ 1,009,331
                                                             ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                            $        --      $       284
                                                             ===========      ===========

    INCOME TAXES PAID                                        $     1,600      $     1,600
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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $119,718 and $77,810 for the six months ended February 28, 2006 and 2005, respectively.

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

Comprehensive Income
--------------------
We utilize Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in our financial statements since we did not have any of the items of comprehensive income in any period presented.

Concentrations and Uncertainties
--------------------------------
International sales accounted for 34% and 32% of net sales for the second quarter of fiscal year 2006 (FY06) and 2005 (FY05), respectively. For Simulations Plus, Inc., one customer accounted for 34% of net sales for the second quarter of FY06, and for Words+, Inc., one government agency accounted for 18% of net sales during the second quarter of FY06.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

For consolidated accounts receivable, one government agency accounted for 14%, and one customer comprised 12% of total receivables. For Simulations Plus, three customers comprised 29%, 15%, and 15% of accounts receivable at February 28, 2006. Three customers comprised 29%, 23% and 16% of accounts receivable at February 28, 2005. For Words+, one customer comprised 23% of accounts receivable at February 28, 2006. Two customers comprised 18% and 15% of accounts receivable at February 28, 2005.

Our subsidiary, Words+, Inc., purchases components for the main computer-based products from a single manufacturer. Words+, Inc. also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of Words+ to obtain computers used in its products or to renew its licensing agreement to use pictographic symbols could negatively impact our financial position, results of operations, and cash flows.

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

Note 4: ACCOUNTS RECEIVABLE

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. We specifically analyze the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial condition of any of our customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

Our long-term receivables are discounted at the present value. The discount is amortized over the life of the receivable and recognized as interest income. The balance as of February 28, 2006 represents receivables which we have purchased as a part of Bioreason's assets.


Note 5:  INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists primarily of computers and peripheral computer equipment.


Note 6:  PROPERTY AND EQUIPMENT

Furniture and equipment as of February 28, 2006 consisted of the following:

         Equipment                                           $ 163,607
         Computer equipment                                    302,961
         Furniture and fixtures                                 57,705
         Automobile                                             21,769
         Leasehold improvements                                 55,639
                                                             ---------
              Sub total                                        601,681
         Less: Accumulated depreciation and amortization      (493,842)
                                                             ---------
              Net Book Value                                   107,839
                                                             =========

Note 7:  COMMITMENTS AND CONTINGENCIES

Leases
------
We have signed a new lease and moved to a new building on February 3, 2006. The new lease has a five-year term with two (2), three (3) year options to extend. Future minimum lease payments under non-cancelable lease were as follows:

                  Fiscal Year       Lease Commitment
                  -----------       ----------------
                     2006            $    131,982
                     2007                 269,864
                     2008                 278,955
                     2009                 288,410
                     2010                 298,241

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

Litigation
----------
On April 6, we received a notice from a liquidator for the former French subsidiary of Bioreason, Bioreason SARL, saying that the liquidator has initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We have been working through our U.S. attorneys and a law firm in Paris to aggressively pursue our rights and now to respond to their claims. Should the plaintiff prevail, it would generate a reallocation of the purchase price of Bioreason's secured assets. A portion of long term contracts receivable would be reallocated to software and intangible. Their claims may also have some effect on the future renewals from European customers.

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

As of February 28, 2006, options to purchase 982,836 shares have been issued and were outstanding to various employees at an exercise price equal to the fair market value of our stock price at the date of each grant, with five-year vesting periods. The outstanding options reflect the cancellation of 60,345 shares, of which 28,945 shares were due to its term for forfeiture if they are not exercised within 8 years. Also, in accordance with the by-laws of the corporation, a total of 9,206 options to purchase shares have been issued to the Board of Directors at exercise prices ranging from $1.20 to $5.25, with a three-year vesting period. During the second quarter of FY06, 40,900 options were exercised by employees.


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

Note 10:  STOCK-BASED COMPENSATION

In December 2004, the FASB issued Statement of Accounting Standard No. 123R, "Share-Based Payment", a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires all companies to measure compensation expense for all share-based payments, including employee stock options, based upon the fair value of the stock-based awards at the date of grant. SFAS 123R will be effective for us for the year beginning September 1, 2006. For fiscal year 2006, we currently account for share-based payments to employees using APB 25's intrinsic value method as permitted; therefore we do not recognize any compensation cost for employee stock options. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. We have elected to account for our stock-based compensation to employees under APB 25.

The table below represents a reconciliation of our pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if we had utilized the fair value method:

                                                                    Six             Six
                                                                   Months          Months
                                                                   FY 2006         FY 2005
                                                                 ----------      -----------
Net income (loss)
        As reported                                              $   49,932      $    31,343
              Stock based employee compensation cost, net of
                 related tax effects, that would have been
                 included in the determination of net income
                 if the fair value method had been applied          (67,311)        (126,471)
                                                                 ----------      -----------

                   PRO FORMA NET INCOME (LOSS)                   $  (17,379)     $   (95,128)
                                                                 ==========      ===========

        Earnings (loss) per common share

              Basic - as reported                                $     0.01      $      0.01
              Basic - Pro forma                                  $     0.00      $     (0.03)

              Diluted - as reported                              $     0.01      $      0.01
              Diluted - Pro forma                                $     0.00      $     (0.02)


Note 11:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Our reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the six months ended February 28, 2006 and February 28, 2005:

                                             February 28, 2006
-------------------------------------------------------------------------------------------------------------
                                                Simulations
                                                 Plus, Inc      Words +, Inc.    Eliminations      Total
--------------------------------------------- ---------------- ---------------- --------------- -------------
Net Sales                                           1,082,788        1,217,818                     2,300,606
--------------------------------------------- ---------------- ---------------- --------------- -------------
Income (loss) from operations                         (20,410)          68,924                        48,514
--------------------------------------------- ---------------- ---------------- --------------- -------------
Identifiable assets                                 5,748,165        1,579,578     (1,786,137)     5,541,606
--------------------------------------------- ---------------- ---------------- --------------- -------------
Capital expenditures                                   23,514           22,562                        41,075
--------------------------------------------- ---------------- ---------------- --------------- -------------
Depreciation and Amortization                           6,792           14,674                        21,466
--------------------------------------------- ---------------- ---------------- --------------- -------------


                                             February 28, 2005
-------------------------------------------------------------------------------------------------------------
                                                Simulations
                                                 Plus, Inc      Words +, Inc.    Eliminations      Total
--------------------------------------------- ---------------- ---------------- --------------- -------------
Net Sales                                             933,602        1,164,648                     2,098,250
--------------------------------------------- ---------------- ---------------- --------------- -------------
Income (loss) from operations                         (37,533)          30,553                        (6,980)
--------------------------------------------- ---------------- ---------------- --------------- -------------
Identifiable assets                                 5,521,678        1,246,860     (1,724,324)     5,044,214
--------------------------------------------- ---------------- ---------------- --------------- -------------
Capital expenditures                                    5,053           22,348                        27,401
--------------------------------------------- ---------------- ---------------- --------------- -------------
Depreciation and Amortization                           7,102           14,416                        21,518
--------------------------------------------- ---------------- ---------------- --------------- -------------


In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the six months ended
February 28, 2006 and February 28, 2005 were as follows (in thousands):

                                             February 28, 2006
-------------------------------------------------------------------------------------------------------------
                                   North                                                  South
                                  America         Europe        Asia        Oceania      America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                    526          316          241          -0-          -0-      1,083
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                            1,072          107           26           11            2      1,218
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                   1,598          423          267           11            2      2,301
------------------------------ =============== ============ ============ ============ ============ ==========

                                             February 28, 2005
-------------------------------------------------------------------------------------------------------------
                                   North                                                  South
                                  America         Europe        Asia        Oceania      America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                    514          209          210          -0-          -0-        933
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                            1,009          111           33           12          -0-      1,165
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                   1,523          320          243           12          -0-      2,095
------------------------------ =============== ============ ============ ============ ============ ==========


Note 12:  SUBSEQUENT EVENT

Press Release
We announced the full release of ClassPharmer 4.0 in March 2006.

Litigation
----------
On April 6, we received a notice from a liquidator for the former French subsidiary of Bioreason, Bioreason SARL, saying that the liquidator has initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We have been working through our U.S. attorneys and a law firm in Paris to aggressively pursue our rights and now to respond to their claims. Should the plaintiff prevail, it would generate a reallocation of the purchase price of Bioreason's secured assets. A portion of long term contracts receivable would be reallocated to software and intangible. Their claims may also have some effect on the future renewals from European customers.

Note 13:  PURCHASE OF BIOREASON'S ASSETS

On November 4, 2005, we purchased certain secured assets of Bioreason, Inc., a technology company, for $826,192. Since the appraised value was greater than the actual purchase price, the remaining amount, after allocation to the contracts receivable, was allocated proportionally to the other assets purchased.

The purchase price was allocated as it follows.

                                 Assets               Allocated amounts
                                 ------               -----------------

         Long-Term contracts receivable               $        447,496
         Property and equipment                                  5,001
         Software                                              245,653
         Customer relationships                                128,042
                                                      ----------------

              Total                                   $        826,192
                                                      ================

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


Simulations Plus
----------------

PRODUCTS
--------
We currently offer five software products for pharmaceutical research: ADMET Modeler(TM), ADMET Predictor(TM), ClassPharmer(TM), DDDPlus(TM), and GastroPlus(TM).

ADMET MODELER
-------------
ADMET (Absorption, Distribution, Metabolism and Excretion and Toxicity) Modeler was first released in July of 2003. This powerful program is used to generate the predictive models used in ADMET Predictor in a small fraction of the time once required to build these models. For example, the new toxicity models were developed in a matter of a few hours once we completed the tedious effort of

"cleaning up" the databases (which seem to always contain a number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months after cleaning the databases for each new model to obtain similar results.

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

At the end of the 2nd quarter, a beta version of a new release of ADMET Modeler was undergoing in-house testing. This version improves the support vector machine ensemble modeling to include classification models (e.g., high/medium/low classes for a predicted property) as well as regression models (i.e., models that predict a continuous numerical value for a property). Several other improvements have also been added. We expect release of this new version during the 3rd fiscal quarter.

ADMET PREDICTOR
---------------
ADMET Predictor consists of a library of statistically significant numerical models that predict a variety of properties of chemical compounds from just their molecular structures. This kind of predictive capability means a chemist can merely draw a molecule diagram and get reasonable estimates of these properties, even though the molecule has never existed. Drug companies search through millions of such molecular structures as they attempt to find new drugs. The vast majority of these molecules are not suitable as medicines. Some have such low solubility that they will not dissolve well, some have such low permeability through the intestinal wall that they will not be absorbed well, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (like albumin) in blood to such a high extent that little unbound drug is available to reach the target, and some will be toxic in various ways. Identification of such properties as early as possible enables researchers to eliminate poor compounds without spending time and money to make the compounds and then run experiments to identify these weaknesses. Today, many molecules can be eliminated on the basis of computer predictions, such as those provided by ADMET Predictor.

During the 2nd quarter, improvements were made to the program to include a convenient model editor and to add an algorithm whereby scientists can now add their own data and extend any of the predictive models into their own "chemical space" when it is significantly different from that of the data used to train the model. A sensitivity depiction was also added to allow scientists to see to which particular descriptors (molecular features) a property is most sensitive. This information is helpful to chemists to enable them to see how different molecular structural features affect various ADMET properties. This version is in final beta test and is expected to be released in the 3rd quarter.

CLASSPHARMER(TM)
----------------
In November 2005, we acquired certain secured assets of Bioreason, Inc. from its former creditors, including two patents governing classification algorithms and a software package called ClassPharmer. ClassPharmer is a molecule classification software program, similar in nature to ChemTK(TM), which we acquired from Sage Informatics in August 2005, but with more sophisticated proprietary classification algorithms and various additional convenience features. ClassPharmer was programmed in a combination of programming languages that make it run much more slowly than ChemTK, and certain elements of the ChemTK user interface are more user-friendly and visually pleasing than ClassPharmer.

Our strategy for acquiring ChemTK from Sage was to eventually integrate it with ClassPharmer and make a single package, which will become ClassPharmer 4.0 (our current version is ClassPharmer 3.5). This effort has progressed well during this reporting period, and we delivered beta versions of ClassPharmer 4.0 to a number of ClassPharmer 3.5 customers in Europe and Japan in February 2006. Note: in a subsequent event to this reporting period, we released ClassPharmer 4.0 in March 2006.

DDDPLUS
-------
DDDPlus (Dose Disintegration and Dissolution Plus) was first released in February 2005. DDDPlus simulates how different tablets and capsules disintegrate and dissolve during IN VITRO (laboratory) dissolution experiments. The program also simulates the effects of changing formulation excipients (additives that are not the active drug), and changing the experimental apparatus and fluids used in the experiment. We believe this tool will be a valuable asset for formulation scientists as they search for optimum formulations that provide desirable properties at minimum cost, as well as optimum experimental conditions under which to measure disintegration and dissolution to best predict what will happen in human. The market for this tool includes hundreds of drug delivery companies as well as all pharmaceutical and biotech companies.

Over 60 companies evaluated Version 1.0 of DDDPlus. This is an indication of the strong interest and business potential in this area. However to date, few licenses have been sold. Through the evaluation process, we received valuable feedback about what would be required for various customers to license the software, and we have now incorporated those improvements. We have also added significant new functionality by enabling formulation scientists to optimize experimental conditions to achieve a desired dissolution-time profile, and to handle polymer matrix formulations that are often used in controlled release formulations. These features are in final beta test and a full release of version 2.0 is expected in the 3rd quarter. Demonstrations of the beta version over the last two months have resulted in keen interest at customer sites.

We remain confident that significant sales of DDDPlus licenses will take place. The initial release served us well to stimulate interest in this first-of-its-kind software and to get formulation scientists thinking about how to use such a capability in their work.

GASTROPLUS
----------
GastroPlus simulates the absorption and pharmacokinetics of drugs in the human gastrointestinal tract as well as in a number of standard laboratory animals. This sophisticated simulation has equations for the movement of the drug through the gastrointestinal tract, how fast it dissolves or precipitates along the way, whether it is converted to a different molecular form (i.e., degraded) in the gastrointestinal tract prior to absorption, and how fast it is absorbed through various regions of the intestinal wall into the blood stream. With additional inputs, it also simulates the concentration of drug in the blood plasma versus time. With the optional PBPKPlus(TM) Module, released during this reporting period, concentrations in a variety of tissues and organs can now also be predicted. With the optional PDPlus(TM) module, the program can also simulate how a drug affects the body, such as reducing pain, reducing blood pressure, reducing depression, and causing adverse side effects.

GastroPlus is used from early drug discovery through development and into early clinical trials. The information provided through these simulations guides project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (2) whether the absorption process is affected by certain transporter proteins in the intestinal tract that may cause absorption to be very different from one region to another, (3) when certain properties of a new compound can be adequately estimated through computer ("in silico") predictions or simple experiments rather than through more expensive and time-consuming experiments, (4) what the likely variations in blood and tissue concentration levels would be in a large population, in different age groups or in different ethnic groups, and (5) whether a new generic formulation for an existing approved drug is likely to demonstrate "bioequivalence" (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial.

Our marketing intelligence indicates that GastroPlus is the industry "gold standard" for this type of simulation, enjoying a dominant position in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include a growing number of generic drug companies and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are considerably smaller than the pharmaceutical giants, they can also save considerable time and money through simulation. We believe this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus shows steady growth, adding to the base of annual licenses each year.

We are aware that other companies have developed competitive software; however, based on customer feedback, we believe that the competitive threat to GastroPlus is limited. Version 5.0 with the new PBPKPlus(TM) module, released during this reporting period, further extends the utility of GastroPlus. Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 40 prestigious scientific meetings worldwide in the past three years. We conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it.

CONTRACT RESEARCH SERVICES
--------------------------
In addition to our software products, we also offer contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, structure-property model building, and related technologies. These studies provide us an additional source of revenue, as well as a means to introduce our software products to new customers. Such studies are also beneficial to us to validate and enhance our products by studying actual data in the pharmaceutical industry. The business of contracted studies is growing, and we believe it could contribute significantly to our revenues and earnings; however, we plan to control growth in this area such that it does not adversely impact our product development stream.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------
Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts during this reporting period included:

(1) MULTIPLE PARTICLE SIZE DISSOLUTION MODEL
--------------------------------------------
The current dissolution model in GastroPlus uses a single "effective" particle size. While this has adequately represented the dissolution of most tablets, capsules, and suspensions to date, formulation researchers know that real dosage forms do not consist of particles that are all one size. Instead, there is a distribution of particle sizes from smaller than average to larger than average. Smaller particles dissolve faster than larger particles. For some drugs, this results in dissolution behavior that is not well-modeled with a single effective particle size. This new model will allow formulation researchers to assess the effects of different particle size distributions on dissolution and absorption. The multiple particle size model has already been incorporated into a beta version of GastroPlus that is undergoing testing both in-house and at selected customer sites. We expect full release of this version in the 3rd quarter.

(2) ADMET PREDICTOR UPGRADES
----------------------------
The initial toxicity predictions in ADMET Predictor were released during fiscal year 2005, and we have continued to add new toxicity models steadily. At this time, we are working on additional such models, but we are not revealing their nature for competitive reasons.

(3) MEMBRANEPLUS(TM)
--------------------
MembranePlus is a computer program that simulates IN VITRO experiments that measure the permeability of new drug-like molecules through a layer of living cells or through an artificial membrane. These experiments are conducted in order to estimate the permeability of new drug compounds through the human intestinal wall and into the blood. However, such experiments do not produce results that are easily translated into human permeabilities. We believe that a detailed mechanistic simulation of these IN VITRO experiments will provide the insight and understanding needed to provide reasonably accurate estimates of permeability in different regions of the human intestinal tract from IN VITRO data.

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

This project was put on hold in September 2005 because the previous product manager for GastroPlus took a position with another company, and the scientist responsible for MembranePlus was assigned to take over GastroPlus. She has done an excellent job with GastroPlus, completing the PBPKPlus Module and all of the many associated changes that accompanied it during this reporting period. She will continue to work on GastroPlus as needed, but will also work on MembranePlus again as GastroPlus activities allow. We are currently interviewing several candidates to expand our life sciences team, with at least in this area to provide her with assistance on these two projects.


WORDS+
------

PRODUCTS
--------
Our wholly owned subsidiary, Words+, Inc. has been an industry pioneer and technology leader for over 24 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons. We intend to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys and Say-it! SAM, as well as our growing line of hardware products. We will also consider acquisitions of other products, businesses and companies that are complementary to our existing augmentative and alternative communication and computer access business lines. We purchased the Say-it! SAM technologies from SAM Communications, LLC of San Diego in December 2003. This acquisition gave us our smallest, lightest augmentative communication system, which is based on a Hewlett-Packard iPAQ personal digital assistant (PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this technology purchase has enabled us to move into this market segment faster and at lower cost than developing the product ourselves. SAM-based products now account for a significant share of our growing Words+ revenues.

Since the acquisition of the Say-it! SAM technologies, we have continued to add new functionality to the SAM software and to offer it on additional hardware platforms. At the CSUN conference in March 2005, we introduced the SAM Tablet XP1, our Windows XP-based tablet. At the Closing the Gap conference in October 2005, we announced the expected December release of our SAM for PC version, allowing SAM to be distributed on virtually any Windows XP desktop or laptop computer. All received enthusiastic responses from both potential customers and Words+ dealers alike.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                    ------------------------------------------------------------
                                                                        Three Months Ended
                                                    ------------------------------------------------------------
                                                               02/28/06                      02/28/05
                                                    ------------------------------- ----------------------------
Net sales                                                   $ 1,482           100%       $ 1,032           100%
Cost of sales                                                   387           26.1           371           35.9
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                  1,095           73.9           661           64.1
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                             690           46.5           535           51.8
Research and development                                        118            8.0           131           12.7
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                        808           54.5           666           64.5
                                                    ---------------- -------------- ------------- --------------
Income (loss) from operations                                   287           19.4           (5)          (0.5)
                                                    ---------------- -------------- ------------- --------------
Other income                                                     13            0.9            14            1.4
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                         300           20.2             9            0.9
                                                    ---------------- -------------- ------------- --------------
Provision for income taxes                                       52           3.5%             -              -
                                                    ---------------- -------------- ------------- --------------
Net income                                                   $  248          16.7%          $  9           0.9%
                                                    ================ ============== ============= ==============

NET SALES

Consolidated net sales increased $450,000, or 43.6%, to $1,482,000 in the second fiscal quarter of 2006 (2Q FY06) from $1,032,000 in the second fiscal quarter of 2005 (2Q FY05). Our sales from pharmaceutical and educational software increased approximately $474,000, or 115.5%; and our Words+, Inc. subsidiary's sales experienced a slight decrease of approximately $24,000, or 3.8%, for the quarter. We attribute $300,000 of the increase in pharmaceutical software sales to a global renewal order from a large customer, which we had received in the first quarter of FY05, but was received just after the start of the second quarter in FY06. The additional $174,000 was from new business, including some revenues from the ClassPharmer software which we acquired in November 2005.

We attribute the decrease in Words+ sales primarily a decrease in sales of "TuffTalker" and "Freedom" products which outweighed increases in Software sales, "TuffTalker Plus" products and decreases in insurance discounts.

COST OF SALES

Consolidated cost of sales increased $16,000, or 4.3%, to $387,000 in the 2Q FY06 from $371,000 in the 2Q FY05. The percentage of cost of sales in the 2Q FY06 decreased 9.8% from the 2Q FY05. For Simulations Plus, absolute cost of sales increased $79,000, or 140.8%. As a percentage of sales, cost of sales increased to 15.3% in FY06 from 13.7% in FY05. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than variable cost relates to sales. The amortization cost increased approximately $30,000, or 157.9%, in the 2Q FY06 comparing with the same period in FY05.

For Words+, cost of sales decreased $63,000, or 19.9%. As a percentage of sales, cost of sales decreased 8.5% between the 2Q FY06 and 2Q FY05. We attribute the percentage decrease in cost of sales for Words+ primarily to the ability to obtain purchase discounts by volume purchases of computers and PDAs, which are main parts for the systems we sell.

GROSS PROFIT

Consolidated gross profit increased $434,000, or 64.9%, to $1,095,000 in the 2Q FY 06 from $661,000 in the 2Q FY05. We attribute this increase to the increase in sales of pharmaceutical software in addition to an increase in profit margin on Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $155,000, or 29.0%, to $690,000 in the 2Q FY06 from $535,000 in the 2Q FY05. For Simulations Plus, selling, general and administrative expenses increased $131,000, or 44.1%. One of the major increases in expenses was legal fees which were incurred to communicate with an attorney in France, who represented an employee at the former French subsidiary of Bioreason, and who was contesting our ClassPharmer distribution rights in Europe. Other increases were in an accounting fee which was incurred for a value assessment of the Bioreason assets provided by an independent firm, selling expenses, such as commissions to dealers and travel expenses, salary and payroll-related expenses such as health insurance and payroll taxes, rent, moving expense, and recruiting costs, which outweighed decreases in investor relations, dues and subscriptions, and supplies.

For Words+, expenses increased $24,000, or 9.8%, due primarily to increases in salaries, payroll taxes, selling expenses, such as commission and travel expenses, technical service costs and supplies. These increases outweighed decreases in depreciation, repairs, and insurance.

RESEARCH AND DEVELOPMENT

We incurred approximately $223,000 of research and development costs for both companies during the 2Q FY06. Of this amount, $103,000 was capitalized and $120,000 was expensed. In the 2Q FY05, we incurred $210,000 of research and development costs, of which $79,000 was capitalized and $131,000 was expensed. The increase of $13,000, or 6.2%, in research and development expenditures from the 2Q FY05 to the 2Q FY06 was due primarily to salary increases to existing staff.

OTHER INCOME

Net other income in the 2Q FY06 decreased by $1,000, from net income of $14,000 to net income of $13,000. This is due primarily to the decrease in the amortization of present value discounts on long-term receivables which we fully amortized by May 2005. We incurred other long-term receivables from a part of the Bioreason assets purchase, however, their amortized interest was $4,000 in the 2Q FY06, while the amortized interest income we had in the 2Q FY05 was $12,000. Although there were gains of $7,000 from currency exchange and sale of assets, they did not overcome the decrease in amortized interest income.

PROVISION FOR INCOME TAX

We estimated income taxes of $10,000 at the end of February 28, 2006. At the end of the first fiscal quarter of FY06, we estimated an income tax benefit of $42,000 (because of the loss during that quarter). To consolidate these amounts, we recorded an estimated income tax for $52,000 in the 2Q FY06, while there was no income tax benefit (or provision) in the 2Q FY05.

NET INCOME

Consolidated net income for the three months' operations increased by $239,000, or 2,655.6%, to $248,000 in the 2Q FY06 compared to $9,000 in the 2Q FY05. We attribute this increase in profit primarily to the increases in pharmaceutical software and other income along with the improvement in gross margin. Although there were increases in Selling, general and administrative expense, research and development expenditure, a provision for income taxes, the increase in revenues combined with improved profit margins outweighed the increased expenses.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                    ------------------------------------------------------------
                                                                         Six Months Ended
                                                    ------------------------------------------------------------
                                                               02/28/06                      02/28/05
                                                    ------------------------------- ----------------------------
Net sales                                                   $ 2,301           100%       $ 2,098           100%
Cost of sales                                                   719           31.3           693           33.0
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                  1,582           68.8         1,405           67.0
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                           1,316           57.2         1,167           55.6
Research and development                                        217            9.4           245           11.7
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                      1,533           66.6         1,412           67.3
                                                    ---------------- -------------- ------------- --------------
Income (loss) from operations                                    49            2.1           (7)          (0.3)
                                                    ---------------- -------------- ------------- --------------
Other income                                                     11            0.5            38            1.8
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                          60            2.6            31            1.5
                                                    ---------------- -------------- ------------- --------------
Provision for income taxes                                       10            1.4             -              -
                                                    ---------------- -------------- ------------- --------------
Net income                                                    $  50           2.2%         $  31           1.5%
                                                    ================ ============== ============= ==============

NET SALES

Consolidated net sales increased $203,000, or 9.7%, to $2,301,000 in the first six months of fiscal year 2006 (FY06) from $2,098,000 in the first six months of fiscal year 2005 (FY05). Our sales from pharmaceutical and educational software increased approximately $150,000, or 16.0%; and our Words+, Inc. subsidiary's sales increased approximately $53,000, or 4.6%, for the six months ended at February 28, 2006. We attribute the increase in pharmaceutical software sales primarily to the revenue from ClassPharmer sales which we purchased in November 2005 to make a new ClassPharmer combined with ChemTK, another purchased product in August 2005.

We attribute the increase in Words+ sales primarily an increase in sales of our "Say-it! SAM" product. Some declines in "TuffTalker" and "Freedom" product sales were offset by the increases in sales of "TuffTalker Plus" and a mix of other products.


COST OF SALES

Consolidated cost of sales increased $26,000, or 3.8%, to $719,000 in the first six months of FY06 from $693,000 in the first six months of FY05. The percentage of cost of sales in the first six months of FY06 decreased 1.7% from the first six months of FY05. For Simulations Plus, absolute cost of sales increased $62,000, or 59.6%. As a percentage, cost of sales increased to 15.3% in FY06 from 11.1% in FY05. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. The amortization cost increased approximately $44,000, or 168.6%, in the first six months of FY06 compared with the same period in FY05.

For Words+, cost of sales decreased $36,000, or 6.1%. As a percentage, cost of sales decreased 5.2% between the first six months of FY06 and FY05. We attribute the percentage decrease in cost of sales for Words+ primarily to the ability to obtain purchase discounts through volume purchases of computers and PDAs, which are main parts for the systems we sell.

GROSS PROFIT

Consolidated gross profit increased $177,000, or 12.6%, to $1,582,000 in the first six months of FY06 from $1,405,000 in the first six months of FY05. We attribute this increase to the increase in sales of pharmaceutical software in addition to an increase in profit margin on Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $149,000, or 12.8%, to $1,316,000 in the first six months of FY06 from $1,167,000 in the first six months of FY05. For Simulations Plus, selling, general and administrative expenses increased $130,000, or 20.1%. The major increases in expenses were selling expenses, such as trade shows and travel, legal fees which were incurred for the acquisition of assets from Sage Informatics and Bioreason, and by legal communications with a former employee of the former French subsidiary of Bioreason regarding ClassPharmer distribution rights in Europe, as well as salary and payroll-related expenses such as health insurance and payroll taxes, rent, and recruiting costs, which outweighed decreases in investor relations, equipment rental, and dues and subscriptions.

For Words+, expenses increased $19,000, or 1.6%, due primarily to increases in commissions, advertising, salaries, payroll tax, technical service costs, and supplies. These increases outweighed decreases in trade shows, contract labor, Contribution, and equipment repair.

RESEARCH AND DEVELOPMENT

We incurred approximately $709,000 of research and development costs for both companies during the first six months of FY06. Of this amount, $492,000, including allocation of the appraised value of $245,653 on the ClassPharmer software, was capitalized and $217,000 was expensed. In the first six months of FY05, we incurred $444,000 of research and development costs, of which $199,000 was capitalized and $245,000 was expensed. The increase of $265,000, or 59.7%, in research and development expenditures from the first six months of FY05 to the first six months of FY06 was due primarily to our acquisition of the ClassPharmer software and salary increases to existing staff.

OTHER INCOME (EXPENSE)

Net other income in the first six months of FY06 decreased by $27,000, from net income of $38,000 to $11,000. This is due primarily to the decrease in the amortization of present value discounts on long-term receivables which we had fully amortized by May 2005. We incurred other long-term receivables from a part of the Bioreason assets purchase; however, their amortized interest was $4,000 in the first six months of FY06, while the amortized interest revenue we had in the same period of FY05 was $28,000. There were also decreases in gains from currency exchange and sales of assets in the first six months of FY06 compared with the same period of FY05.

PROVISION FOR INCOME TAX

We estimated an income tax of $10,000 for the first six months of FY 06, while there was no income tax benefit or provision in the first six months of FY05.

NET INCOME

Consolidated net income for the first six months of FY06 increased by $19,000, or 61.3%, to $50,000 compared to $31,000 in the first six months of FY05. We attribute this increase in profit primarily to the increases in sales from both pharmaceutical software licenses and Words+ products, which outweighed increases in operating expenses and income tax, and the decrease in other income.


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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we were compensated in Japanese yen by some Japanese customers. As a result, we experienced a small loss from currency exchange in the first six months of FY06. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.


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

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

On April 6, we received a notice from a liquidator for the former French subsidiary of Bioreason, Bioreason SARL, saying that the liquidator has initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We have been working through our U.S. attorneys and a law firm in Paris to aggressively pursue our rights and now to respond to their claims. Should the plaintiff prevail, it would generate a reallocation of the purchase price of Bioreason's secured assets. A portion of long term contracts receivable would be reallocated to software and intangible. Their claims may also have some effect on the future renewals from European customers.


Item 2.           Changes in Securities
                  ---------------------
                  None.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  On February 24, 2006, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

         1.  Election of directors
         -------------------------
         Walter Woltosz
         Virginia Woltosz
         Dr. David Z. D'Argenio
         Dr. Richard Weiss

         2. Ratification of the selection of Rose, Snyder, and Jacobs as the Company's independent accountants.

         The above proposals were approved and the results of the balloting at the meeting are summarized in the following table.

-------------------- ----------------- ------------------ ----------------- ----------------- ------------------

     Proposal               Yes                No              Abstain           Withheld           Total
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
        (1)                 3,143,313                 --                --             5,101          3,148,414
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
        (2)                 3,148,147                 --               267                --          3,148,414
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------


Item 5.           Other Information
                  -----------------
                  None.

Item 6.           Exhibits and Reports on form 8-K
                  --------------------------------

                  (a)      Exhibits:

                  31.1-2 Certification of Chief Executive Officer and Chief Financial Officer
                  32 Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 12, 2006.

                                                   Simulations Plus, Inc.

Date:  April 12, 2006                       By:    /s/ MOMOKO BERAN
                                                   -----------------------------
                                                   Momoko Beran
                                                   Chief Financial Officer