Form 10QSB
period 2006-05-31
SIMULATIONS PLUS INC
filed 2006-07-11
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2006 or

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

Yes [X]   No [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of July 11, 2006, was 3,704,748.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page
                                                                            ----

         Consolidated Balance Sheet at May 31, 2006 (unaudited)               2

         Consolidated Statements of Operations for the three months
            and nine months ended May 31, 2006 and 2005 (unaudited)           4

         Consolidated Statements of Cash Flows for the nine months
            ended May 31, 2006 and 2005 (unaudited)                           5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                             14

         Results of Operations                                               19

         Liquidity and Capital Resources                                     23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          24

Item 4.  Controls and Procedures                                             24

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                   25

Item 2.  Changes in Securities                                               25

Item 3.  Defaults upon Senior Securities                                     25

Item 4.  Submission of Matters to a Vote of Security Holders                 25

Item 5.  Other Information                                                   25

Item 6.  Exhibits and Reports on Form 8-K                                    25

Signature                                                                    26

Exhibit - Certifications

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 at May 31, 2006
                                                                     (Unaudited)
================================================================================


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents (Note 3)                               $1,099,182
     Accounts receivable, net of allowance for doubtful accounts
         of $20,160 (Note 4)                                           1,571,312
     Inventory (Note 5)                                                  231,870
     Prepaid expenses and other current assets                            54,759
     Current portion of deferred tax                                      83,000
                                                                      ----------

            Total current assets                                       3,040,123

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $2,342,391 (Note 4)            1,322,203
LONG TERM CONTRACTS RECEIVABLE, net of discounts of $6,787               294,373
PROPERTY AND EQUIPMENT, net (Note 6)                                     102,783
CUSTOMER RELATIONSHIPS (Note 13)                                         109,216
DEFERRED TAX                                                           1,145,739
OTHER ASSETS                                                              19,470
                                                                      ----------

                TOTAL ASSETS                                          $6,033,907
                                                                      ==========


   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 at May 31, 2006
                                                                     (Unaudited)
================================================================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $  159,410
     Accrued payroll and other expenses                                  308,589
     Accrued bonuses to officers                                          57,681
     Accrued warranty and service costs                                   32,463
     Current portion of deferred revenue                                  73,298
     Other current liabilities                                             1,157
                                                                      ----------

         Total current liabilities                                       632,598

DEFERRED REVENUE                                                        --
 ----------

            Total liabilities                                            632,598
                                                                      ----------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)                                --

SHAREHOLDERS' EQUITY (Note 8)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                     --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         3,702,748 shares issued and outstanding                           3,703
     Additional paid-in capital                                        5,246,954
     Retained Earnings                                                   150,652
                                                                      ----------

            Total shareholders' equity                                 5,401,309
                                                                      ----------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $6,033,907
                                                                      ==========


   The accompanying notes are an integral part of these financial statements.


                                                                                  SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                            for the three and nine months ended May 31,
                                                                                                            (Unaudited)
=======================================================================================================================


                                                                Three months ended               Nine months ended
                                                            ---------------------------     ---------------------------
                                                               2006            2005            2006           2005
                                                            -----------     -----------     -----------     -----------
NET SALES                                                   $ 1,788,284     $ 1,424,438     $ 4,088,890     $ 3,522,688

COST OF SALES                                                   433,496         428,266       1,152,160       1,121,190
                                                            -----------     -----------     -----------     -----------

GROSS PROFIT                                                  1,354,788         996,172       2,936,730       2,401,498
                                                            -----------     -----------     -----------     -----------

OPERATING EXPENSES
     Selling, general, and administrative                       795,547         644,502       2,112,040       1,811,889
     Research and development                                   118,707         134,007         335,642         378,926
                                                            -----------     -----------     -----------     -----------

         Total operating expenses                               914,254         778,509       2,447,682       2,190,815
                                                            -----------     -----------     -----------     -----------

INCOME FROM OPERATIONS                                          440,534         217,663         489,048         210,683
                                                            -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE)
     Interest income                                              4,447           7,114          13,549          38,410
     Miscellaneous income                                            58           1,189             108           1,189
     Interest expense                                               (40)           (259)            (40)           (543)
     Gain on sale of assets                                       4,613           2,201           7,739           7,401
     Gain (loss) on currency exchange                            10,076          (4,658)          8,727          (2,547)
                                                            -----------     -----------     -----------     -----------

         Total other income (expense)                            19,154           5,587          30,083          43,910
                                                            -----------     -----------     -----------     -----------

INCOME BEFORE BENEFIT FROM (PROVISION FOR)
     INCOME TAXES                                               459,688         223,250         519,131         254,593

BENEFIT FROM (PROVISION FOR) INCOME TAXES
     Provision for income tax                                   (73,550)        (50,000)        (83,061)        (50,000)
     Change in valuation allowance                                   --              --              --              --
                                                            -----------     -----------     -----------     -----------

         Total benefit from (provision for) income taxes        (73,550)        (50,000)        (83,061)        (50,000)
                                                            -----------     -----------     -----------     -----------

NET INCOME                                                  $   386,131     $   173,250     $   436,070     $   204,593
                                                            ===========     ===========     ===========     ===========

BASIC EARNINGS PER SHARE                                    $      0.10     $      0.05     $      0.12     $      0.06
                                                            ===========     ===========     ===========     ===========

Diluted earnings per share                                  $      0.09     $      0.04     $      0.11     $      0.05
                                                            ===========     ===========     ===========     ===========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                    3,695,771       3,627,811       3,672,009       3,602,605
                                                            ===========     ===========     ===========     ===========

     DILUTED                                                  4,113,033       3,958,063       4,052,480       3,958,063
                                                            ===========     ===========     ===========     ===========


                       The accompanying notes are an integral part of these financial statements.

                                                            4





                                                   SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       for the nine months ended May 31,
                                                                             (Unaudited)
========================================================================================

                                                                2006             2005
                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                               $   436,070     $   204,593
    Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization of property and
           equipment                                              33,829          34,538
         Amortization of customer relationships                   18,826              --
         Amortization of capitalized software development
           costs                                                 202,022         119,077
         (Gain) on sale of assets                                 (7,739)         (7,401)

         (Increase) decrease in
           Accounts receivable                                  (320,658)        312,121
           Inventory                                              49,530          58,032
           Deferred tax                                           83,061          50,000
           Other assets                                           17,925          49,320
         Increase (decrease) in
           Accounts payable                                       68,369          29,397
           Accrued payroll and other expenses                    (88,911)         58,933
           Accrued bonuses to officers                            19,001         (77,626)
           Accrued income taxes                                   (1,600)         (1,600)
           Accrued warranty and service costs                      4,724          (3,988)
           Deferred revenue                                      (67,687)         (8,562)
                                                             -----------     -----------

              Net cash provided by operating activities          446,762         816,834
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                          (51,979)        (60,144)
    Purchase of Bioreason's assets                              (826,192)             --
    Proceed from sale of property and equipment                   15,425          10,972
    Capitalized computer software development costs             (341,957)       (255,648)
                                                             -----------     -----------

              Net cash used in investing activities           (1,204,703)       (304,820)
                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the exercise of stock options                  103,081         102,211
                                                             -----------     -----------

              Net cash provided by financing activities          103,081         102,211
                                                             -----------     -----------

                Net increase (decrease) in cash and cash
                  equivalents                                $  (654,860)    $   614,225

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   1,754,042         734,266
                                                             -----------     -----------

CASH AND CASH EQUIVALENTS, END OF QUARTER                    $ 1,099,182     $ 1,348,491
                                                             ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                            $        40     $       543
                                                             ===========     ===========

    INCOME TAXES PAID                                        $     1,600     $     1,600
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

Revenue Recognition
-------------------
We recognize revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) No. 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of unlocking the software on the customer's computer(s), net of estimated allowances and returns. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time, and the costs of providing such support services are accrued and amortized over the obligation period.

As a by-product of ongoing improvements and upgrades for our software, some modifications are provided to customers who have already licensed software at no additional charge. We consider these modifications to be minimal, as they are not changing the basic functionality or utility of the software, but rather adding convenience, such as being able to plot some additional variable on a graph in addition to the numerous variables that had been available before. Such software modifications for any single product have been typically once or twice per year, sometimes more, sometimes less. Thus, they are infrequent. We provide, for a fee, additional training and service calls to our customers and recognize such revenues at the time the training or service call is provided.

Generally, we enter into one-year license agreements with our customers for the use of our software products. We recognize revenue on these contracts when all the criteria under SOP 97-2 are met.

From time to time, we enter into multi-year license agreements. We believe our history of collection with these customers is sufficient to overcome the presumption that revenue should be recognized in time with the expected cash collections, and we have in the past therefore recognized the entire license fees, net of an applicable discount, at the time of the software's release and acceptance by the customer. Beginning with the current fiscal year, however, we have advised investors through our press releases and conference calls that we will unlock and invoice software one year at a time for future multi-year licenses. This will eliminate the extreme variability in our reported revenues and earnings that we've experienced in the past.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $202,022 and $119,077 for the nine months ended May 31, 2006 and 2005, respectively.

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

Concentrations and Uncertainties
--------------------------------
International sales accounted for 37% and 27% of net sales for the third quarter of fiscal year 2006 (FY06) and 2005 (FY05), respectively. For Simulations Plus, Inc., three customers accounted for 25%, 25%, and 19% of net sales for the third quarter of FY06, and for Words+, Inc., one government agency accounted for 17% of net sales during the third quarter of FY06.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

For consolidated accounts receivable, three customers comprised 17%, 13%, and 10% of accounts receivable at May 31, 2006, and one government agency accounted for 9% of total receivables. For Simulations Plus, four customers comprised 29%, 22%, 16%, and 12% of accounts receivable at May 31, 2006, comparing with three customers comprised 32%, 19% and 17% of accounts receivable at May 31, 2005. For Words+, one government agency accounted for 23% of accounts receivable at May 31, 2006 comparing with 25% at May 31, 2005.

Recently Issued Accounting Pronouncements
-----------------------------------------
In December 2004, the FASB issued Statement of Accounting Standard No. 123R, "Share-Based Payment", a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant, and is effective for the Company for the fiscal year beginning after December 15, 2005. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

Our long-term receivables are discounted at the present value. The discount is amortized over the life of the receivable and recognized as interest income. The balance as of May 31, 2006 represents receivables which we purchased as a part of Bioreason's assets.

Note 5:  INVENTORY

Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists primarily of computers and peripheral computer equipment.

Note 6:  PROPERTY AND EQUIPMENT

Furniture and equipment as of May 31, 2006 consisted of the following:

         Equipment                                                 $    154,488
         Computer equipment                                             311,287
         Furniture and fixtures                                          57,705
         Automobile                                                      21,769
         Leasehold improvements                                          56,888
                                                                   ------------
              Sub total                                                 602,137
         Less: Accumulated depreciation and amortization               (499,354)
                                                                   ------------
              Net Book Value                                            102,783
                                                                   ============


Note 7:  COMMITMENTS AND CONTINGENCIES

Leases
------
We signed a new lease and moved to a new building on February 3, 2006. This lease has a five-year term with two (2), three (3) year options to extend. Future minimum lease payments under the non-cancelable lease are as follows:

                  Fiscal Year       Lease Commitment
                  -----------       ----------------
                    2006               $  68,730
                    2007                 281,335
                    2008                 292,588
                    2009                 304,292
                    2010                 316,463

Employee Agreement
------------------
On August 9, 2005, the Company entered into an employment agreement with its President/CEO that expires in August 2007. The employment agreement provides for an annual salary of $172,000 and an annual bonus equal to 5% of the Company's net income before taxes, not to exceed $150,000. As of May 31, 2006, included in accrued bonuses to officers was $57,681, which represented 10% of the Company's net income before bonuses and taxes, payable to the Company's President, Walter Woltosz and Corporate Secretary, Virginia Woltosz as the annual bonuses.

The agreement also provides that the Company may terminate the agreement upon 30 days' written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or
b) the remainder of the term of the employment agreement from the date of notice of termination.

Litigation
----------
On April 6, we received a notice from a liquidator for the former French subsidiary of Bioreason, Bioreason SARL, saying that the liquidator has initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We have been working through our U.S. attorneys and a law firm in Paris. We have claimed our rights against Bioreason SARL's assets by sending a debt recovery declaration to the liquidator on June 15, 2006. We believe the documentation from our purchase of certain secured assets of Bioreason clearly shows our rights to the disputed accounts. Although we are pursuing our rights aggressively, there can be no assurance that its outcome will be a favorable result to us.

Note 8: STOCKHOLDERS' EQUITY

Stock Option Plan
-----------------
In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") pursuant to which a total of 250,000 shares of common stock were reserved for issuance. The shareholders approved an additional 250,000 shares that may be granted under the Option Plan in March 1999, an additional 500,000 shares in February 2000, and an additional 250,000 shares in December 2000. Thus, a total of 1,250,000 shares can be granted under the Option Plan. The Option Plan terminates in September 2006, subject to earlier termination by the Board of Directors. Furthermore, on February 18, 2005 at an annual shareholders meeting, the shareholders approved an additional 250,000 shares to be reserved for issuance under the 1996 Stock Option Plan.

As of May 31, 2006, options to purchase 930,242 shares have been issued and were outstanding to various employees at an exercise price equal to the fair market value of our stock price at the date of each grant, with five-year vesting periods. The outstanding options reflect the cancellation of 110,345 shares, of which 78,945 shares were due to forfeiture because they were not exercised within their respective terms. Also, in accordance with the by-laws of the corporation, a total of 9,206 options to purchase shares have been issued to the Board of Directors at exercise prices ranging from $1.20 to $5.25, with a three-year vesting period. During the third quarter of FY06, 11,800 options were exercised by employees.

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

The table below represents a reconciliation of our pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if we had utilized the fair value method:

                                                                   Nine            Nine
                                                                  Months          Months
                                                                  FY 2006         FY 2005
                                                                -----------     -----------
Net income (loss)
        As reported                                             $   436,070     $   204,593
              Stock based employee compensation cost, net of
                 related tax effects, that would have been
                 included in the determination of net income
                 if the fair value method had been applied          (98,056)       (189,707)
                                                                -----------     -----------

                   PRO FORMA NET INCOME (LOSS)                  $   338,014     $    14,886
                                                                ===========     ===========

        Earnings (loss) per common share

              Basic - as reported                               $      0.12     $      0.05
              Basic - Pro forma                                 $      0.09     $      0.04

              Diluted - as reported                             $      0.11     $      0.00
              Diluted - Pro forma                               $      0.08     $      0.00

Note 11:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Our reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the nine months ended May 31, 2006 and May 31, 2005:

                                                May 31, 2006
-------------------------------------------------------------------------------------------------------------
                                                Simulations       Words +,
                                                 Plus, Inc           Inc.         Eliminations      Total
--------------------------------------------- ---------------- ---------------- --------------- -------------
Net Sales                                           2,179,379        1,909,511                     4,088,890
--------------------------------------------- ---------------- ---------------- --------------- -------------
Income from operations                                328,600          160,448                       489,048
--------------------------------------------- ---------------- ---------------- --------------- -------------
Identifiable assets                                 6,166,713        1,599,912     (1,732,718)     6,033,907
--------------------------------------------- ---------------- ---------------- --------------- -------------
Capital expenditures                                   33,090           23,890                        56,980
--------------------------------------------- ---------------- ---------------- --------------- -------------
Depreciation and Amortization                          10,439           23,390                        33,829
--------------------------------------------- ---------------- ---------------- --------------- -------------


                                                May 31, 2005
-------------------------------------------------------------------------------------------------------------
                                                Simulations        Words +,
                                                 Plus, Inc           Inc.        Eliminations      Total
--------------------------------------------- ---------------- ---------------- --------------- -------------
Net Sales                                           1,596,018        1,926,670                     3,522,688
--------------------------------------------- ---------------- ---------------- --------------- -------------
Income (loss) from operations                         110,661          100,022                       210,683
--------------------------------------------- ---------------- ---------------- --------------- -------------
Identifiable assets                                 5,712,036        1,398,712     (1,793,461)     5,317,287
--------------------------------------------- ---------------- ---------------- --------------- -------------
Capital expenditures                                    6,733           53,411                        60,144
--------------------------------------------- ---------------- ---------------- --------------- -------------
Depreciation and Amortization                          10,065           24,473                        34,538
--------------------------------------------- ---------------- ---------------- --------------- -------------


In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the nine months ended May
31, 2006 and May 31, 2005 were as follows (in thousands):

                                               May 31, 2006
-------------------------------------------------------------------------------------------------------------
                                   North                                                 South
                                   America       Europe        Asia        Oceania      America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                  1,089          581          510          -0-          -0-      2,180
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                            1,631          215           37           17            9      1,909
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                   2,720          796          547           17            9      4,089
------------------------------ =============== ============ ============ ============ ============ ==========

                                                May 31, 2005
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

Note 12: PURCHASE OF BIOREASON'S ASSETS

On November 4, 2005, we purchased certain secured assets of Bioreason, Inc., a technology company, for $826,192. Since the appraised value was greater than the actual purchase price, the remaining amount, after allocation to the contracts receivable, was allocated proportionally to the other assets purchased.

The purchase price was allocated as it follows.

                           Assets                        Allocated amounts
                           ------                        -----------------
        Long-Term contracts receivable                      $   447,496
        Property and equipment                                    5,001
        Software                                                245,653
        Customer relationships                                  128,042
                                                         -----------------

             Total                                          $   826,192
                                                         =================

Note 13:  SUBSEQUENT EVENT

Press Release
-------------
We announced preliminary results for our third fiscal quarter on Tuesday, June 20, followed by an 8K filing with the SEC on June 21, 2006.

Litigation
----------
On April 6, 2006, we received a notice from a liquidator for the former French subsidiary of Bioreason, Bioreason SARL, saying that the liquidator has initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We have been working through our U.S. attorneys and a law firm in Paris to aggressively pursue our rights. We have claimed our rights against the former Bioreason SARL's assets by sending a debt recovery declaration to the liquidator on June 15, 2006. We believe the documentation from our purchase of certain secured assets of Bioreason clearly shows our rights to the disputed accounts. Although we are pursuing our rights aggressively, there can be no assurance that its outcome will be a favorable result to us.

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

During the third quarter, a new version of ADMET Modeler was released. This version improves the support vector machine ensemble modeling to include classification models (e.g., high/medium/low classes for a predicted property) as well as regression models (i.e., models that predict a continuous numerical value for a property). In addition, the ability for scientists to see the sensitivity of the predictive models to the values of various molecular descriptors used in the artificial neural network ensemble models was added. We believe this is a unique capability. In the past, some scientists were reluctant to use "black box" models employing powerful artificial neural network ensembles because they did not allow them to understand how modifying molecules would affect the predicted properties. With this new capability, scientists can now see an intuitive graphical representation of descriptor sensitivity.

ADMET PREDICTOR
---------------
ADMET Predictor consists of a library of statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures. This capability means a chemist can merely draw a molecule diagram and get reasonable estimates of these properties, even though the molecule has never existed. Drug companies search through millions of such "virtual" molecular structures as they attempt to find new drugs. The vast majority of these molecules are not suitable as medicines for various reasons. Some have such low solubility that they will not dissolve well, some have such low permeability through the intestinal wall that they will not be absorbed well, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (like albumin) in blood to such a high extent that little unbound drug is available to reach the target, and some will be toxic in various ways. Identification of such properties as early as possible enables researchers to eliminate poor compounds without spending time and money to make them and then run experiments to identify these weaknesses. Today, many molecules can be eliminated on the basis of computer predictions, such as those provided by ADMET Predictor.

During the 2nd and 3rd quarters, numerous improvements were made to the program, including a convenient model editor and to add an algorithm whereby scientists can now add their own data and extend any of the predictive models into their own "chemical space" when it is significantly different from that of the data used to train the model. A sensitivity depiction was also added to allow scientists to see to which particular descriptors (molecular features) a property is most sensitive. This information is helpful to chemists to enable them to see how different molecular structural features affect various ADMET properties. This version was released in the 3rd quarter.

Work is now underway to integrate ADMET Predictor and ADMET Modeler into a single program for greater user convenience. The two programs were designed to work together from the start, so this integration will simply make it easier to use the model-building capabilities of ADMET Modeler. In addition, we believe that integration of the two into a single package will enhance the competitive posture of ADMET Predictor.

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

Our strategy for acquiring ChemTK from Sage was to integrate it with ClassPharmer and make a single package. This effort was completed during this reporting period, and we released ClassPharmer 4.0 in March 2006. Version 4.1 has been in development since that time with additional capabilities that have been requested by our customers. We expect release of version 4.1 early in the 4th quarter.

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

Over 60 companies evaluated Version 1.0 of DDDPlus. This is an indication of the strong interest and business potential in this area. However to date, few licenses have been sold. Through the evaluation process, we received valuable feedback about what would be required for various customers to license the software, and we have now incorporated those improvements. We have also added significant new functionality by enabling formulation scientists to optimize experimental conditions to achieve a desired dissolution-time profile, and to handle polymer matrix formulations that are often used in controlled release formulations. Version 2.0 was released in the 3rd quarter and is now being evaluated at a number of potential customer sites.

We continue to remain confident that significant sales of DDDPlus licenses will take place. The initial release served us well to stimulate interest in this first-of-its-kind software and to get formulation scientists thinking about how to use such a capability in their work. Because such scientists have never used software like DDDPlus before, this is an educational process to show them how such a tool can actually save time and money, similar to the process we had with GastroPlus ten years ago.

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

We believe GastroPlus is the "gold standard" in the industry for its class of simulation software. It is used from early drug discovery through development and into early clinical trials. The information provided through GastroPlus simulations guides project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (2) whether the absorption process is affected by certain transporter proteins in the intestinal tract that may cause absorption to be very different from one region to another, (3) when certain properties of a new compound can be adequately estimated through computer ("in silico") predictions or simple experiments rather than through more expensive and time-consuming experiments, (4) what the likely variations in blood and tissue concentration levels would be in a large population, in different age groups or in different ethnic groups, and (5) whether a new formulation for an existing approved drug is likely to demonstrate "bioequivalence" (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial.

Our marketing intelligence indicates that GastroPlus enjoys a dominant position in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include a growing number of smaller phla nd biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, they can also save considerable time and money through simulation. We believe this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus shows steady growth, adding to the base of annual licenses each year.

During the third quarter, we released version 5.1, which added a "particle size distribution" model that had been requested by our customers. This allows formulation scientists to simulate the dissolution of solid drug particles of various sizes, rather than using an average size to represent all particles. Smaller particles dissolve faster than larger ones, and for slow-dissolving drugs, the differences in simulated results can be significant.

We are aware that other companies have developed competitive software; however, based on customer feedback, we believe that the competitive threat to GastroPlus is limited. Version 5.0 with the new PBPKPlus(TM) module, released in December 2005, further extended the utility of GastroPlus. Version 5.1 added additional functionality and user convenience, and we are now working on version 5.2, which expands the program's utility further in response to customer requests for added features. At their request, we are currently negotiating with one of our large pharmaceutical company partners to cover one full-time equivalent (FTE) to expand the capabilities of GastroPlus.

Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 40 prestigious scientific meetings worldwide in the past three years. We conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it.

CONTRACT RESEARCH SERVICES
--------------------------
In addition to our software products, we also offer contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, structure-property model building, and related technologies. These studies provide us an additional source of revenue, as well as a means to introduce our software products to new customers. Such studies are also beneficial to us to validate and enhance our products by studying actual data in the pharmaceutical industry. The business of contracted studies is growing, and we believe it could contribute significantly to our revenues and earnings; however, we plan to control growth in this area such that it does not adversely impact our product development stream. We are also adding scientific staff, with two new Ph.D. scientists having already accepted offers and plans to hire three or four more. This will increase our life sciences department from seven to 12 or 13.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------
Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts during this reporting period included:

(1) ADMET PREDICTOR UPGRADES
----------------------------
The initial toxicity predictions in ADMET Predictor were released during fiscal year 2005, and we have continued to add new toxicity models steadily. At this time, we are working on additional such models, but we are not revealing their nature for competitive reasons.

(2) MEMBRANEPLUS(TM)
--------------------
MembranePlus is a computer program that simulates IN VITRO experiments that measure the permeability of new drug-like molecules through a layer of living cells or through an artificial membrane. These experiments are conducted in order to estimate the permeability of new drug compounds through the human intestinal wall and into the blood. However, such experiments do not produce results that are easily translated into human permeabilities. We believe that a detailed mechanistic simulation of these IN VITRO experiments will provide the insight and understanding needed to provide reasonably accurate estimates of permeability in different regions of the human intestinal tract from IN VITRO data.

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

This project was put on hold in September 2005 because the previous product manager for GastroPlus took a position with another company, and the scientist responsible for MembranePlus was assigned to take over GastroPlus. She has done an excellent job with GastroPlus, completing the PBPKPlus Module and all of the many associated changes that accompanied it during this reporting period. She will continue to work on GastroPlus as needed, but will also work on MembranePlus again as GastroPlus activities allow. We are currently interviewing several candidates to expand our life sciences team, with at least one in this area to provide her with assistance on these two projects.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2006 AND 2005.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                    ------------------------------------------------------------
                                                                        Three Months Ended
                                                    ------------------------------------------------------------
                                                               05/31/06                      05/31/05
                                                    ------------------------------- ----------------------------
Net sales                                                   $ 1,788           100%       $ 1,424           100%
Cost of sales                                                   433          24.2            428          30.1
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                  1,355          75.8            996          69.9
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                             795          44.5            645          45.3
Research and development                                        119           6.7            134           9.4
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                        914          51.1            779          54.7
                                                    ---------------- -------------- ------------- --------------
Income (loss) from operations                                   441          24.7            217          15.2
                                                    ---------------- -------------- ------------- --------------
Other income                                                     19           1.1              6           0.4
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                         460          25.7            223          15.6
                                                    ---------------- -------------- ------------- --------------
Provision for income taxes                                       74           4.1             50           3.5
                                                    ---------------- -------------- ------------- --------------
Net income                                                  $   386          21.6%       $   173          12.1%
                                                    ================ ============== ============= ==============

NET SALES

Consolidated net sales increased $364,000, or 25.6%, to $1,788,000 in the third fiscal quarter of 2006 (3Q FY06) from $1,424,000 in the third fiscal quarter of 2005 (3Q FY05). Our sales from pharmaceutical and educational software increased approximately $434,000, or 65.5%; and our Words+, Inc. subsidiary's sales decreased approximately $70,000, or 9.2%, for the quarter. We attribute a portion of the increase in pharmaceutical software sales to a multi-year global renewal order from a large customer. In FY04, we recognized their 2-year license in full because we delivered the product by unlocking the license for 2 years, resulted in no income from this customer in FY05. In this third fiscal quarter of FY06, we have received a renewal of another 2-year license from the same customer with an increase over the FY2004 order. We no longer unlock such multi-year licenses for the full term; rather we have unlocked the software only for the first year term, thus recognizing revenue for one year only, and deferring the second year license till FY07. Therefore, the one-year term of license revenue in FY06 comparing with no revenue in FY05 from this customer resulted in an increase in FY06 from FY05, in addition to new revenues generated from ClassPharmer software which we acquired in November 2005, and an increase in revenue from ADMET Predictor/Modeler.

We attribute the small decrease in Words+ sales primarily a decrease in sales of "TuffTalker", "Freedom" products, and increases in insurance discounts which outweighed increases in sales of "Say-it-SAM!" and "TuffTalker Plus" products.

COST OF SALES

Consolidated cost of sales increased $5,000, or 1.2%, to $433,000 in the 3Q FY06 from $428,000 in the 3Q FY05. The percentage of cost of sales in the 3Q FY06 decreased 5.9% from the 3Q FY05. For Simulations Plus, absolute cost of sales increased $57,000, or 74.8%. As a percentage of sales, cost of sales increased to 12.1% in FY06 from 11.5% in FY05. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $39,000, or 208.1%, in the 3Q FY06 compared with the same period in FY05.

For Words+, cost of sales decreased $52,000, or 14.6%. As a percentage of sales, cost of sales decreased 2.7% between the 3Q FY06 and 3Q FY05. We attribute the percentage decrease in cost of sales for Words+ primarily to the ability to obtain purchase discounts by volume purchases of computers and PDAs, which are main components of the systems we sell.

GROSS PROFIT

Consolidated gross profit increased $359,000, or 36.0%, to $1,355,000 in the 3Q FY 06 from $996,000 in the 3Q FY05. We attribute this increase to the increase in sales of pharmaceutical software in addition to an increase in profit margin on Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $150,000, or 23.3%, to $795,000 in the 3Q FY06 from $645,000 in the 3Q FY05. For Simulations Plus, selling, general and administrative expenses increased $186,000, or 56.2%. One of the major increases in expenses was accrued bonuses to officers for $57,681, which represented 10% of the Company's net income before bonuses and taxes, payable to the Company's President, Walter Woltosz and Corporate Secretary, Virginia Woltosz as the annual bonuses. Other increases include legal fees incurred for a litigation brought up by an attorney/liquidator in France, who represented the former French subsidiary of Bioreason and who is contesting our ClassPharmer distribution rights in Europe, an accounting fee which was incurred for a value assessment of the Bioreason assets provided by an independent firm, commissions to a dealer, travel expenses, salary and payroll taxes, rent, dues and subscriptions, and recruiting costs, which outweighed decreases in investor relations, repairs, and insurances.

For Words+, selling, general and administrative expenses decreased $35,000, or 11.2%, due primarily to decreases in commission, trade shows, insurances, and technical service costs. These decreases outweighed increases in contributions, depreciation, rent, salaries and payroll taxes.

RESEARCH AND DEVELOPMENT

We incurred approximately $215,000 of research and development costs for both companies during the 3Q FY06. Of this amount, $96,000 was capitalized and $119,000 was expensed. In the 3Q FY05, we incurred $191,000 of research and development costs, of which $57,000 was capitalized and $134,000 was expensed. The increase of $24,000, or 12.6%, in research and development expenditures from the 3Q FY05 to the 3Q FY06 was due primarily to salaries for additional staff in our Life Science Department.

OTHER INCOME

Net other income in the 3Q FY06 increased by $13,000, from net income of $6,000 to net income of $19,000. This is due primarily to the increase in currency exchange, from loss of $5,000 in the 3Q FY05 to a $10,000 gain in 3Q FY06. The net change of $15,000 was offset by the decreases in interest income, which was the amortization of present value discounts on long-term receivables, and miscellaneous income.

PROVISION FOR INCOME TAX

We estimated income taxes of $83,000 at the end of May 31, 2006. Since we have already recorded $9,000 in income tax based on the estimation at the end of the second fiscal quarter of FY06, we recorded an additional $74,000 as an estimated income tax. At the end of 3Q FY05, we estimated income tax of $50,000.

NET INCOME

Consolidated net income for the three months' operations increased by $213,000, or 123.1%, to $386,000 in the 3Q FY06 compared to $173,000 in the 3Q FY05. We attribute this increase in profit primarily to the increases in pharmaceutical software and other income along with the improvement in gross margin. Although there were increases in selling, general and administrative expense, research and development expenditures, and provision for income taxes, the increase in revenues combined with improved profit margins outweighed increased expenses.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2006 AND 2005.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                    ------------------------------------------------------------
                                                                         Nine Months Ended
                                                    ------------------------------------------------------------
                                                               05/31/06                      05/31/05
                                                    ------------------------------- ----------------------------
Net sales                                                   $ 4,089           100%       $ 3,523           100%
Cost of sales                                                 1,152          28.2          1,121          31.8
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                  2,937          71.8          2,402          68.2
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                           2,112          51.7          1,812          51.4
Research and development                                        336           8.2            379          10.8
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                      2,448          59.9          2,191          62.2
                                                    ---------------- -------------- ------------- --------------
Income from operations                                          489          12.0            211           6.0
                                                    ---------------- -------------- ------------- --------------
Other income                                                     30           0.7             44           1.2
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                         519          12.7            255           7.2
                                                    ---------------- -------------- ------------- --------------
Provision for income taxes                                       83           2.0             50           1.4
                                                    ---------------- -------------- ------------- --------------
Net income                                                   $  436          10.7%       $   205           5.8%
                                                    ================ ============== ============= ==============

NET SALES

Consolidated net sales increased $566,000, or 16.1%, to $4,089,000 in the first nine months of fiscal year 2006 (FY06) from $3,523,000 in the first nine months of fiscal year 2005 (FY05). Our sales from pharmaceutical and educational software increased approximately $583,000, or 36.6%; while our Words+, Inc. subsidiary's sales decreased approximately $17,000, or 0.9%, for the nine months ended May 31, 2006. We attribute the increase in pharmaceutical software sales primarily to the revenues from ClassPharmer sales, and a renewal from a large pharmaceutical company discussed above in the 3-month comparison.

We attribute the decrease in Words+ sales primarily a decrease in sales of "TuffTalker" and "Freedom" product sales which outweighed the increase in sales of "Say-it! SAM" and "TuffTalker Plus."

COST OF SALES

Consolidated cost of sales increased $31,000, or 2.8%, to $1,152,000 in the first nine months of FY06 from $1,121,000 in the first nine months of FY05. The percentage of cost of sales in the first nine months of FY06 decreased 3.6% from the first nine months of FY05. For Simulations Plus, absolute cost of sales increased $118,000, or 66.0%. As a percentage, cost of sales increased to 13.7% in FY06 from 11.2% in FY05. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $83,000, or 185.1%, in the first nine months of FY06 compared with the same period in FY05.

For Words+, cost of sales decreased $87,000, or 9.3%. As a percentage, cost of sales decreased 4.2% between the first nine months of FY06 and FY05. We attribute the percentage decrease in cost of sales for Words+ primarily to the ability to obtain purchase discounts through volume purchases of computers and PDAs, which are main parts for the systems we sell.

GROSS PROFIT

Consolidated gross profit increased $535,000, or 22.3%, to $2,937,000 in the first nine months of FY06 from $2,402,000 in the first nine months of FY05. We attribute this increase to the increase in sales of pharmaceutical software in addition to an increase in profit margin on Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $300,000, or 16.6%, to $2,112,000 in the first nine months of FY06 from $1,812,000 in the first nine months of FY05. For Simulations Plus, selling, general and administrative expenses increased $316,000, or 32.4%. The major increases in expenses were accrued bonuses to officers for $57,681, which represented 10% of the Company's net income before bonuses and taxes, payable to the Company's President, Walter Woltosz and Corporate Secretary, Virginia Woltosz as the annual bonuses, commissions, trade shows and travel, legal fees which were incurred for the acquisition of assets from Sage Informatics and Bioreason, and legal fee incurred for ClassPharmer distribution rights in Europe, as well as salary and payroll-related expenses such as health insurance and payroll taxes, rent, and recruiting costs, which outweighed decreases in investor relations and equipment repairs.

For Words+, selling, general and administrative expenses decreased $16,000, or 0.9%, due primarily to decreases in commissions, trade shows, contract labor, and insurances. These decreases outweighed increases in contribution, rent, technical service costs, supplies, salaries and payroll tax.

RESEARCH AND DEVELOPMENT

We incurred approximately $924,000 of research and development costs for both companies during the first nine months of FY06. Of this amount, $588,000, including allocation of the appraised value of $245,653 on the ClassPharmer software, was capitalized and $336,000 was expensed. In the first nine months of FY05, we incurred $635,000 of research and development costs, of which $256,000 was capitalized and $379,000 was expensed. The increase of $289,000, or 45.5%, in research and development expenditures from the first nine months of FY05 to the first nine months of FY06 was due primarily to our acquisition of the ClassPharmer software and additional salaries to new hires in our Life Science Department.

OTHER INCOME (EXPENSE)

Net other income in the first nine months of FY06 decreased by $14,000, from net income of $44,000 to $30,000. This is due primarily to the decrease in the amortization of present value discounts on long-term receivables which we had fully amortized by May 2005. We incurred other long-term receivables from a part of the Bioreason assets purchase; however, their amortized interest was $6,000 in the first nine months of FY06, while the amortized interest revenue we had in the same period of FY05 was $32,000. There were increases in gains from currency exchange and sales of assets in the first nine months of FY06 compared with the same period of FY05, however the these increases did not exceed the decreases in interest income .

PROVISION FOR INCOME TAX

We estimate an income tax of $83,000 for the first nine months of FY 06, while we estimated $50,000 for the first nine months of FY05.

NET INCOME

Consolidated net income for the first nine months of FY06 increased by $231,000, or 112.7%, to $436,000 compared to $205,000 in the first nine months of FY05. We attribute this increase in profit primarily to increased sales of pharmaceutical software licenses in addition to an increase in profit margin on Words+ products, which outweighed increases in operating expenses and income taxes, and decreases in other income.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we were compensated in Japanese yen by most Japanese customers. As a result, we experienced a gain from currency exchange in the first nine months of FY06. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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

         (b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There were no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         On April 6, 2006, we received a notice from a liquidator for the former French subsidiary of Bioreason, Bioreason SARL, saying that the liquidator has initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We have been working through our U.S. attorneys and a law firm in Paris to aggressively pursue our rights. We claimed our rights against Bioreason SARL's assets by sending a debt recovery declaration to the liquidator on June 15, 2006. We believe the documentation from our purchase of certain secured assets of Bioreason clearly shows our rights to the disputed accounts, and we are pursuing our rights aggressively. Although we are pursuing our rights aggressively, there can be no assurance that its outcome will be a favorable result to us.

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits
         --------

         (a)        Exhibits:
         31.1-2 Certification of Chief Executive Officer and Chief Financial Officer
         32 Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 11, 2006.

                                                  Simulations Plus, Inc.

Date:  July 11, 2006                              By: /s/ MOMOKO BERAN
                                                      --------------------------
                                                      Momoko Beran
                                                      Chief Financial Officer