Form 10KSB
period 2006-08-31
SIMULATIONS PLUS INC
filed 2006-11-22
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the fiscal year ended August 31, 2006
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number: 001-32046

                             SIMULATIONS PLUS, INC.
                 (Name of small business issuer in its charter)

             CALIFORNIA                                 95-4595609
   (State or other jurisdiction)          (I.R.S. Employer Identification No.)

       42505 TENTH STREET WEST
       LANCASTER, CA 93534-7059                      (661) 723-7723
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

The issuer had revenues of approximately $5,855,000 for the fiscal year ended August 31, 2006.

As of November 21, 2006, the aggregate market value of the common equity held by non-affiliates of the issuer (3,366,226 shares) was approximately $10,266,989 based upon the November 21, 2006 closing price ($3.05) of one share on such date.

As of November 21, 2006, the issuer had outstanding 7,368,226 shares of common stock and no shares of preferred stock.
                                            DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2006

                                Table of Contents
                                                                            Page
                                                                            ----


                                     PART I
                                     ------

Item 1.    Description of Business                                             1
Item 2.    Description of Property                                            10
Item 3.    Legal Proceedings                                                  10
Item 4.    Submission of Matters to a Vote of Security Holders                10


                                     PART II
                                     -------

Item 5.    Market for Common Equity and Related Stockholder Matters           11
Item 6.    Management's Discussion and Analysis or Plan of Operation          12
Item 7.    Financial Statements                                               18
Item 8.    Changes In and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      18
Item 8A.   Controls and Procedures                                            18
Item 8B.   Other Information                                                  18


                                    PART III
                                    --------

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act             19
Item 10.   Executive Compensation                                             19
Item 11.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                               19
Item 12.   Certain Relationships and Related Transactions                     19
Item 13.   Exhibits                                                           19
Item 14.   Principal Accounting Fees and Services                             22


           Signatures                                                         23
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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS
--------

Simulations Plus, Inc. (the "Company" or "Simulations Plus", or "we" or "our") and its wholly owned subsidiary, Words+, Inc. ("Words+") produce different types of products: (1) Simulations Plus, incorporated in 1996, develops and produces software for use in pharmaceutical research and for education, and also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities, as well as a personal productivity software program called Abbreviate! for the retail market. For the purposes of this document, we sometimes refer to the two businesses as "Simulations Plus" when referring to the business that is primarily pharmaceutical software and services, and "Words+" when referring to the business that is primarily assistive technologies for persons with disabilities.


SIMULATIONS PLUS
----------------

PRODUCTS
--------
We currently offer four software products for pharmaceutical research: ADMET Predictor(TM)/ ADMET Modeler(TM), ClassPharmer(TM), DDDPlus(TM), and GastroPlus(TM).

ADMET PREDICTOR/ADMET MODELER
-----------------------------
ADMET (Absorption, Distribution, Metabolism and Excretion and Toxicity) Predictor consists of a library of statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures. This capability means a chemist can merely draw a molecule diagram and get reasonable estimates of these properties, even though the molecule has never existed. Drug companies search through millions of such "virtual" molecular structures as they attempt to find new drugs. The vast majority of these molecules are not suitable as medicines for various reasons. Some have such low solubility that they will not dissolve well, some have such low permeability through the intestinal wall that they will not be absorbed well, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (like albumin) in blood to such a high extent that little unbound drug is available to reach the target, and some will be toxic in various ways. Identification of such properties as early as possible enables researchers to eliminate poor compounds without spending time and money to make them and then run experiments to identify these weaknesses. Today, many molecules can be eliminated on the basis of computer predictions, such as those provided by ADMET Predictor.

During the 4th quarter, we continued the integration of ADMET Predictor and ADMET Modeler into a single program for greater user convenience. The two programs were designed to work together from the start, but this integration will make it even easier to use the model-building capabilities of ADMET Modeler. In addition, we believe that integration of the two into a single package will enhance the competitive posture of ADMET Predictor. The new ADMET Predictor 2.0 with integrated ADMET Modeler was released in September 2006 shortly after the end of the 4th quarter.

ADMET MODELER
-------------
ADMET Modeler was first released in July of 2003. This powerful program is used to generate the predictive models used in ADMET Predictor in a small fraction of the time once required to build these models. For example, the new toxicity models were developed in a matter of a few hours once we completed the tedious effort of "cleaning up" the databases (which seem to always contain a number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months after cleaning the databases for each new model to obtain similar results.

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year. Using such data to build predictive models provides a second return on this investment; however, in the past, model-building has traditionally been a tedious activity that required a specialist. With ADMET Modeler, scientists without model-building experience can now use their own experimental data to quickly create high quality predictive models.

During the 4th quarter, in addition to integrating ADMET Modeler into ADMET Predictor, we also added a number of important improvements to ADMET Modeler, including: (1) a new, state-of-the-art modeling method known as Kernel Partial Least Squares (KPLS); (2) an advanced method for selecting the best model among a matrix of models that each use different numbers of inputs and different model architectures; (3) improved methods for the sensitivity analysis that helps to select the most important inputs for a particular model, and (4) an integrated Model Editor that allows users to easily hide or display models, as well as to change the "tooltips" (helpful hints) that appear when the mouse is paused over any model column.

CLASSPHARMER(TM)
----------------
In November 2005, we acquired certain secured assets of Bioreason, Inc. from its former creditors, including two patents governing classification algorithms and a software package called ClassPharmer. ClassPharmer is a molecule classification software program, similar in nature to ChemTK(TM), which we had acquired from Sage Informatics, LLC a few months before in August 2005, but with more sophisticated proprietary classification algorithms and various additional convenience features. The Bioreason version of ClassPharmer was programmed in a combination of programming languages that made it run much more slowly than ChemTK, and certain elements of the ChemTK user interface were more user-friendly and visually pleasing than ClassPharmer.

We completed the integration of ChemTK and ClassPharmer and released ClassPharmer 4.0 in March 2006. Additional improvements based on customer feedback were incorporated into Version 4.1, which was released just after the end of the 4th quarter. As announced in our press release of October 9, 2006, monies received from ClassPharmer sales and acquired accounts payable had exceeded one million dollars at that time, this exceeding the original acquisition costs in only 11 months.

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

Over 60 companies evaluated Version 1.0 of DDDPlus. This was an indication of the strong interest and business potential in this area. Through the evaluation process, we received valuable feedback about what would be required for various customers to license the software, and we have now incorporated those improvements. We have also added significant new functionality by enabling formulation scientists to optimize experimental conditions to achieve a desired dissolution-time profile, and to handle polymer matrix formulations that are often used in controlled release formulations. Version 2.0 was released in the 3rd quarter and was evaluated at several potential customer sites. A number of additional suggestions have been received and incorporated into Version 2.1, which is now shipping. Although no DDDPlus licenses were sold during the 4th quarter, two have been sold during the 1st quarter of FY 2007 at the time of this writing, and approximately 35 companies have recently requested evaluation copies. We are arranging on-line demonstrations for these companies to ensure that they understand the capabilities and features of the product during their evaluations.

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

GASTROPLUS
----------
GastroPlus simulates the absorption and pharmacokinetics of drugs in the human gastrointestinal tract as well as in a number of standard laboratory animals. This sophisticated simulation has equations for the movement of the drug through the gastrointestinal tract, how fast it dissolves or precipitates along the way, whether it is converted to a different molecular form (i.e., degraded) in the gastrointestinal tract prior to absorption, and how fast it is absorbed through various regions of the intestinal wall into the blood stream. With additional inputs, it also simulates the concentration of drug in the blood plasma versus time. With the optional PBPKPlus(TM) Module, concentrations in a variety of tissues and organs can also be predicted. With the optional PDPlus(TM) module, the program can also simulate how a drug affects the body, such as reducing pain, reducing blood pressure, reducing depression, and causing adverse side effects.

We believe GastroPlus is the "gold standard" in the industry for its class of simulation software. It is used from early drug discovery through development and into early clinical trials. The information provided through GastroPlus simulations guides project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (2) whether the absorption process is affected by certain enzymes and transporter proteins in the intestinal tract that may cause the amount of drug reaching the blood to be very different from one region of the intestine to another, (3) when certain properties of a new compound can be adequately estimated through computer ("in silico") predictions or simple experiments rather than through more expensive and time-consuming IN VITRO or animal experiments, (4) what the likely variations in blood and tissue concentration levels would be in a large population, in different age groups or in different ethnic groups, and (5) whether a new formulation for an existing approved drug is likely to demonstrate "bioequivalence" (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial.

Our marketing intelligence indicates that GastroPlus enjoys a dominant position in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, they can also save considerable time and money through simulation. We believe this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus shows steady growth, adding to the base of annual licenses each year.

During the fourth quarter, we continued development of version 5.2, which adds a significant number of user convenience features as well as expanded simulation.

We are aware that other companies have developed competitive software; however, based on customer feedback, we believe that the competitive threat to GastroPlus is limited. Version 5.0 with the new PBPKPlus(TM) module, released in December 2005, further extended the utility of GastroPlus. Version 5.1 added additional functionality and user convenience, and we are now working on version 5.2, which expands the program's utility further in response to customer requests for added features. During the fourth quarter, we were awarded a two-year contract by one of the pharmaceutical giants to further expand the capabilities of GastroPlus, most of which we expect will be available to all of our users.

Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 40 prestigious scientific meetings worldwide in the past three years. We conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been increasing steadily, and we expect this trend to continue. Consulting contracts serve both to showcase our technologies and as a way to build relationships with new customers, as well as strengthening relationships with our existing customers.

CONTRACT RESEARCH SERVICES
--------------------------
In addition to our software products, we also offer contract research services to the pharmaceutical industry in the area of gastrointestinal absorption, pharmacokinetics, structure-property model building, and related technologies. These studies provide us an additional source of revenue, as well as a means to introduce our software products to new customers. Such studies are also beneficial to us to validate and enhance our products by studying actual data in the pharmaceutical industry. The business of contracted studies is growing, and we believe it could contribute significantly to our revenues and earnings; however, we plan to control growth in this area such that it does not adversely impact our product development stream. We are also adding scientific staff to increase our ability to meet the growing demand for consulting services.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------
Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts during this reporting period included:


(1) ADMET Predictor/ADMET Modeler upgrades
------------------------------------------
The initial toxicity predictions in ADMET Predictor were released during fiscal year 2005, and we have continued to add new toxicity models steadily. At this time, we are working on additional such models, but we are not revealing their nature for competitive reasons. We are also working on other improvements to ADMET Predictor/ADMET Modeler that will be announced in the coming months.

(2) DDDPlus
-----------
We have continued to improve DDDPlus by adding capabilities and features requested by our customers and potential customers who have been conducting beta testing, as well as capabilities and features identified in-house.

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

This development effort accelerated during fiscal year 2005 with the hiring of a new Ph.D. scientist who focused on this program. The simulation is currently predicting the movement of drug molecules through the bulk fluid, into the membranes at the surface of a cell layer, through the surface membrane, through the interior of the cell, into the opposite surface membrane, and through it to the bulk fluid on the opposite side of the cell layer. Although a few technical issues remain to be resolved, we are optimistic that the simulation will become a unique tool for the analysis of data from these experiments, and will enable researchers to more accurately human intestinal permeability from these IN VITRO experiments. We are not aware of any other effort to produce a product of this nature.

This project was put on hold in September 2005 because the scientist responsible for MembranePlus, Dr. Viera Lukacova, was assigned to take over GastroPlus when the previous product manager left the company. She has done an outstanding job with GastroPlus, and has been promoted to Simulation Technologies Team leader. We are interviewing candidates to expand the Simulation Technologies Team, one of whom will work on MembranePlus under Dr. Lukacova's direction.

MARKETING AND DISTRIBUTION
--------------------------
We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our web pages on the Internet, and using various communication media to our compiled database of prospect and customer names. Until recently, our scientific team has also been our only sales and marketing team. We believe that this was more effective than a separate sales team for several reasons: (1) customers appreciate talking directly with developers who can answer a wide range of technical questions about methods and features, (2) our scientists benefit from direct customer contact through gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through scientist-to-scientist contact are stronger than through salesperson-to-scientist contacts. One of our scientists recently moved to the marketing and sales department and is now a full-time field sales representative. His strong familiarity with our product line after over two years as a product scientist and software developer prepared him well for his new role. In addition, we added an in-house support person during the fiscal year to improve our ability to follow up on leads generated at scientist meetings, through our web site, and through our other communication media.

We use our web pages on the Internet to provide product information, provide software updates, and as a forum for user feedback and information exchange. We have cultivated significant market share in North America, Europe, and in Japan, and Internet and e-mail technologies have had a strong positive influence on our ability to communicate with existing and potential customers worldwide.

PRODUCTION
----------
Our pharmaceutical software products are designed and developed entirely by our development team at our Lancaster, California facility as well as our Chief Scientist, Dr. Michael Bolger, in Petaluma, California. The principal materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house. Robotic CD burner technology along with in-house graphic art and engineering talent enable us to accomplish this production in a cost-efficient manner.

COMPETITION
-----------
In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly, but are sometimes closely related. Our competitors in this field include companies with financial, personnel, research and marketing resources that are greater than ours. While management believes there is currently no significant competitive threat to GastroPlus, DDDPlus, or ClassPharmer, ADMET Predictor/ADMET Modeler operates in a more competitive environment; however, independent product comparisons have been very favorable toward our offerings. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing some of this work. Smaller companies need to outsource a greater percentage of this research. Thus, we compete not only with other software suppliers, but also with the in-house development teams at some pharmaceutical companies.

We are not aware of any significant threat from competition in the area of gastrointestinal absorption simulation. Although competitive products exist, both new licenses and license renewals for GastroPlus have continued to grow in spite of this competition. We believe that we enjoy a dominant market share in this segment.

We believe the key factors in competing in this field are our ability to develop simulation and modeling software and related products and services to effectively predict activities and ADMET-related behaviors of new drug-like compounds, our ability to develop and maintain a proprietary database of results of physical experiments that will serve as a basis for simulated studies and empirical models, our ability to continue to attract and retain a highly skilled scientific and engineering team, and our ability to develop and maintain relationships with research and development departments of pharmaceutical companies, universities and government agencies.

WORDS+
------

PRODUCTS
--------
Our wholly owned subsidiary, Words+, Inc. has been an industry pioneer and technology leader for over 25 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons. We intend to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys and Say-it! SAM, as well as our growing line of hardware products. We will also consider acquisitions of other products, businesses and companies that are complementary to our existing augmentative and alternative communication and computer access business lines. We purchased the Say-it! SAM technologies from SAM Communications, LLC of San Diego in December 2003. This acquisition gave us our smallest, lightest augmentative communication system, which is based on a Hewlett-Packard iPAQ personal digital assistant (PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this technology purchase has enabled us to move into this market segment faster and at lower cost than developing the product ourselves. SAM-based products now account for a significant share of our growing Words+ revenues. Since the acquisition of the Say-it! SAM technologies, we have continued to add new functionality to the SAM software and to offer it on additional hardware platforms.

MARKETING AND DISTRIBUTION
--------------------------
We market augmentative and alternative communication products through a network of employee representatives and independent dealers and resellers.

At the present time we have 37 sales representatives worldwide: 1 salary/commission salesperson in California, 14 independent distributors and 6 independent resellers in the U.S., and 16 sales representatives overseas - 4 in Australia, and 1 each in New Zealand, Canada, England, Norway, Finland, The Netherlands, France, Italy, Israel, Japan, Korea, Mexico and Malaysia. We also have 3 inside sales/support persons, who answer e-mails and telephone inquiries on our toll-free telephone line and who provide technical support. Additional outside sales persons and independent dealers and resellers are being actively recruited.

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

We participate in industry conferences held worldwide that are attended by speech pathologists, occupational and physical therapists, special education teachers, parents and consumers. We and others in the industry demonstrate our products at these conferences and present technical papers that describe the application of our technologies and research studies on the effectiveness of our products. We also advertise in selected publications of interest to persons in this market.

We estimate that for approximately 50% of our sales of augmentative and alternative communication ("AAC") software and hardware, some or all of the purchases are funded by third parties such as Medicaid, Medicare, school special education budgets, private insurance or other governmental or charitable assistance. Medicare provides coverage of augmentative communication devices.

Our personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing our products. Third party funding has grown slowly but continuously for 20 years. The addition of Medicare coverage for AAC devices was the largest single increase in third party funding in our history. Our Medicare/Medicaid sales have grown, and approximately 35% of total sales are funded by Medicare/Medicaid. Such sales are subject to funding caps that limit the amounts paid for our products, and payment by some agencies can be slow, making this market segment somewhat more difficult than others.

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

COMPETITION
-----------
The AAC industry in which we operate is highly competitive and some of our competitors have greater financial and personnel resources than ours. The industry is made up of about six major competitors including Words+, and a number of smaller ones. Based on personal conversations with our outside dealers and customers, we believe that the other major competitors each have revenues ranging from $3 million to under $30 million, so that there are no large companies in this industry.

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


TRAINING AND TECHNICAL SUPPORT
------------------------------

We believe customer training and technical support are important factors in customer satisfaction for both our pharmaceutical and disability products, and we believe we are an industry leader in providing customer training and technical support in both of our business areas. For pharmaceutical software, we provide in-house seminars at customers' sites. These seminars often serve as initial training in the event the potential customer decides to license or evaluate our software. Technical support is provided after the sale in the form of on-site training (at customer's expense), telephone, fax, and e-mail assistance to users, as well as software upgrades, if any, that may be released during the customer's license period. We have also used Internet meetings extensively to provide demonstrations and customer assistance, resulting in rapid response to requests worldwide and reducing our travel time and expenses.

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

RESEARCH AND DEVELOPMENT
------------------------

We believe that our ability to grow and remain competitive in our markets is strongly dependent on significant investment into research and development ("R&D"). R&D activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards No. 86 and AICPA Statement of Position 98-1. R&D expenditures were approximately $1,170,000 during fiscal year 2006, of which $445,000 was capitalized. R&D expenditures during fiscal year 2005 were approximately $1,049,000, of which $725,000 was capitalized. R&D expenditures include the purchase of ClassPharmer in fiscal year 2006, and the assets of Sage in fiscal year 2005.

Our pharmaceutical business R&D activities during fiscal year 2006 were focused on improving our ClassPharmer, GastroPlus, ADMET Predictor/ADMET Modeler, and DDDPlus products.

Our R&D activities for our Words+ subsidiary were focused on improvement of our E Z Keys(TM) and Say-it! SAM(TM) product lines by offering these software packages on more platforms, including the Freedom LITE(TM) Convertible and the Say-it! SAM Tablet XP1, as well as developing language support for Spanish and French.

EMPLOYEES
---------

As of November 28, 2006, we employed 33 full-time and two part-time employees, including 15 in research and development, seven in marketing and sales, six in administration and accounting, six in production and one in IT/repairs. Nine current employees hold Ph.D.'s and one is a Ph.D. candidate in their respective science or engineering disciplines. Four additional employees hold one or more Master's degrees. All but two of the senior management team and Board of Directors hold graduate degrees. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain qualified personnel. The competition for such personnel in the pharmaceutical industry and in the augmentative and alternative communication device and computer software industry is intense. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

PATENTS
-------

During fiscal year 2006, we owned two patents that were acquired as part of our acquisition of certain assets of Bioreason, Inc. We primarily protect our intellectual property through copyrights and trade secrecy. Our intellectual property consists primarily of source code for computer programs and data files for various applications of those programs in both the pharmaceutical software and the disability products businesses. In the disability products business, electronic device schematics, mechanical drawings, and design details are also intellectual property. The expertise of our technical staff is a considerable asset closely related to intellectual property, and attracting and retaining highly qualified scientists and engineers is essential to our business.

EFFECT OF GOVERNMENT REGULATIONS
--------------------------------

Our pharmaceutical software products are tools used in research and development and are neither approved nor approvable by the Food and Drug Administration or other government agency. Approximately 35% of our products for the disabled are funded by Medicare or Medicaid programs. Changes in government regulations regarding the allowability of augmentative communication aids and other assistive technology under such funding could affect our business.

ITEM 2.  DESCRIPTION OF PROPERTIES

In early February of 2006, we moved to a new location. At this new location, we lease approximately 13,500 square feet of space under a five-year term with two
(2), three-(3) year options to extend the lease. The base rent starts at the rate of $18,445 per month plus common area maintenance fees. The base rental rate will increase at 4% annually. We believe that this new facility is sufficient for our current needs and growth in the near future.

ITEM 3.  LEGAL PROCEEDINGS

On April 6, 2006 we received notice from a liquidator for the former French subsidiary of Bioreason (Bioreason SARL), saying that the liquidator had initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We have been working through our U.S. attorneys and a law firm in Paris. We have filed a counterclaim for our rights and lost sales against Bioreason SARL's assets by sending a debt recovery declaration to the liquidator on June 15, 2006. We believe the documentation from our purchase of certain secured assets of Bioreason clearly shows our rights to the disputed accounts. Although we are pursuing our rights aggressively, there can be no assurance that the outcome will be favorable. We expect resolution of this issue in 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is currently traded on the American Stock Exchange (AMEX) under the symbol "SLP". According to records of our transfer agent, we had about 64 stockholders of record and approximately 450 beneficial owners as of August 31, 2006. The following table sets forth the low and high sale prices for the Common Stock as listed on the AMEX for the last two fiscal years. The Board of directors declared a 2-for-1 stock split, and the company's common stock has been trading at the post-split price since August 14, 2006. The prices in the table below reflect the post-split price. We have not paid cash dividends on our Common Stock. We currently intend to retain our earnings for future growth, and therefore do not anticipate paying cash dividends in the foreseeable future. Any further determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend among other things, on our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

                                                                             LOW SALES PRICE     HIGH SALES PRICE
                                                                             ---------------     ----------------
         FY06:
                  Quarter ended August 31, 2006 . . . . . . . . . . .               1.90              2.95

                  Quarter ended May 31, 2006 . . . . . . . . . . . . .              1.79              2.58

                  Quarter ended February 28, 2006 . . . . . . . . . .               1.73              2.63

                  Quarter ended November 30, 2005  . . . . . . . . . .              1.43              2.00

         FY05:
                  Quarter ended August 31, 2005 . . . . . . . . . . .               1.66              2.25

                  Quarter ended May 31, 2005 . . . . . . . . . . . . .              1.63              2.40

                  Quarter ended February 28, 2005 . . . . . . . . . .               2.08              3.35

                  Quarter ended November 30, 2004  . . . . . . . . . .              1.61              2.60

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2006 ("FY06") and August 31, 2005 ("FY05").

                                                                   FY06                       FY05
                                                        ----------------------------------------------------
   Net sales                                                $5,855        100.0%       $4,752        100.0%
   Cost of sales                                             1,604         27.4         1,508         31.7
                                                        ----------------------------------------------------
   Gross profit                                              4,251         72.6         3,244         68.3
                                                        ----------------------------------------------------
   Selling, general, and administrative                      2,972         50.8         2,423         51.0
   Research and development                                    445          7.6           525         11.0
                                                        ----------------------------------------------------
   Total operating expenses                                  3,417         58.4         2,948         62.0
                                                        ----------------------------------------------------
   Income from operations                                      834         14.2           296          6.2
                                                        ----------------------------------------------------
   Interest income                                              21          0.4            44          0.9
   Interest expense, net                                         -            -            (1)           -
   Gain on sale of assets                                       11          0.2            15          0.3
   Gain (Loss) on currency exchange                             23          0.4            (6)        (0.1)
                                                        ----------------------------------------------------
   Total other income                                           55          0.9            52          1.1
                                                        ----------------------------------------------------
   Net income before taxes                                     889         15.2           348          7.3
                                                        ----------------------------------------------------
   Provision for income taxes                                 (213)        (3.6)          (86)        (1.8)
                                                        ----------------------------------------------------
   Net income                                                  676         11.6%          262          5.5%
                                                        ----------------------------------------------------

FY06 COMPARED WITH FY05
-----------------------

NET SALES
---------
Consolidated net sales increased $1,103,000, or 23.2%, to $5,855,000 in fiscal year 2006 (FY06) from $4,752,000 in fiscal year 2005 (FY05). Sales from pharmaceutical software and services increased approximately $1,118,000, or 54.0%; and our Words+, Inc. subsidiary's sales decreased approximately $15,000, or 0.6%, for the year. We attribute the increase in sales of pharmaceutical software and services to increased licenses for our GastroPlus and ADMET Predictor software, as well as licenses of our ClassPharmer software acquired in November 2005. We attribute the small decrease in Words+ sales primarily to a decrease in sales of "TuffTalker" and "Freedom" products which outweighed increases in sales of "Say-it-SAM!" and "TuffTalker Plus" products.

COST OF SALES
-------------
Our consolidated cost of sales for FY06 increased $96,000, or 6.4%, to $1,604,000 from $1,508,000 in FY05. As a percentage of sales, cost of sales was 27.4% for FY06, compared to 31.7% for FY05, a 4.3% decrease. For Simulations Plus, absolute cost of sales increased $179,000, or 75.2%. As a percentage of sales, cost of sales increased to 13.1% in FY06 from 11.5% in FY05. A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $122,000, or 184.5%, in FY06 compared with the same period in FY05.

For Words+, cost of sales decreased $83,000, or 6.5%. As a percentage of sales, cost of sales decreased 2.8% between FY06 and FY05. We attribute the percentage decrease in cost of sales for Words+ primarily to the ability to obtain purchase discounts through volume purchases of computers and PDAs, which are main components of the systems we sell.

GROSS PROFIT
------------
Consolidated gross profit increased $1,007,000, or 31.0%, to $4,251,000 in FY 06 from $3,244,000 in FY05. We attribute this increase to the increase in sales of pharmaceutical software in addition to an increase in gross margin on Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for FY06 increased by $549,000, or 22.7%, to $2,972,000, compared to $2,423,000 for FY05. For
Simulations Plus, SG&A expenses increased $533,000, or 40.6%. The major increases in expenses were in the categories of selling expenses such as commissions and trade shows, 10% of the Company's net income before bonuses and taxes payable to the Company's President, Walter Woltosz and Corporate Secretary, Virginia Woltosz as annual bonuses, increases in the stipend paid to the outside members of the board of directors for the first time since the Company incorporated, recruitment expense increases as we have added staff, legal and accounting fees, and salary increases along with payroll-related expenses such as health insurance, payroll taxes and 401(k) matching contributions. These increases outweighed decreases in investor relations and repairs.

For Words+, expenses increased $16,000, or 1.4%, due primarily to increases in advertising, travel, salary and salary related expenses, and contract labor. These increases outweighed decreases in commissions, trade shows, insurances, and repairs.

RESEARCH AND DEVELOPMENT
------------------------
We incurred approximately $1,170,000 of research and development costs for both companies during FY06. Of this amount, $725,000 was capitalized and $445,000 was expensed. For FY05, we incurred approximately $1,049,000 of research and development costs, of which approximately $524,000 was capitalized and approximately $525,000 was expensed. The 11.5% increase in research and development expenditure from FY05 to FY06 was due primarily to our purchase of the ClassPharmer(TM) software product from the creditors of Bioreason, as well as increased R&D staff and increases in salaries and bonuses.

INCOME FROM OPERATIONS
----------------------
During FY06, we generated income from operations of $834,000, as compared to $296,000 for FY05, an increase of 181.8%. We attribute this increase to the increased sales of pharmaceutical software and services from the previous year in addition to an increase in income from Words+ operations.

OTHER INCOME AND (EXPENSE)
--------------------------
The net of other income over other expense for FY06 increased by $3,000, or 5.8%, to $55,000, compared to $52,000 for FY05. Interest income decreased by $23,000, or 52.3%, due primarily to a decrease in the amortization of present value discount on long-term receivables to $9,000 in FY06 from $32,000 in FY05, which outweighed an increase in interest income on bank accounts. The interest expenses incurred in FY06 and FY05 were almost the same. We recognized a gain of $11,000 on sale of equipment in FY06 compared with $15,000 in FY05, and a gain of $23,000 on currency exchange in FY06, while this item was a loss of $6,000 in FY05.

PROVISION OF INCOME TAXES
-------------------------
For FY06 as well as FY05, because of our net operating loss ("NOL") carry forward applicable to Federal tax, and multiple tax credits applicable to both Federal and State, we accrued only the minimum Franchise tax of $1,600 in the state of California for the two companies. Based on the reconciliation of the expected income tax, we made a provision of $213,000 for income taxes in FY06 compared with $86,000 in FY05. Please refer to the notes to the financial statements for the details.

NET INCOME
----------
Net income for FY06 increased by $414,000, or 158.2%, to $676,000, compared to $262,000 for FY05. We attribute this increase in profit primarily to increased sales of pharmaceutical software licenses in addition to an increase in profit margin on Words+ products, which outweighed increases in operating expenses and income taxes. Shareholders' equity grew by 16.6%, from $4.862 million to $5.669 million during FY06.


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

Prior to FY05, we believed sales of its Words+ products to schools were slightly seasonal, with greater sales to schools during our third and fourth fiscal quarter (March-May and June-August), as shown in the table below.

-------------------------------------------------------------------------------------------------------------

                                                                Net Words+ Sales


                                          First        Second         Third         Fourth
FY                                       Quarter       Quarter       Quarter        Quarter         Total
                                                                  (in thousands)
------------------------------------  -------------  ------------  -------------  -------------  ------------
2006 . . . . . . . . . . . . . .              620           598            692            759         2,669
2005 . . . . . . . . . . . . . .              543           622            762            757         2,684
-------------------------------------------------------------------------------------------------------------

Sales of pharmaceutical software, which began in the first quarter of FY99, are not expected to show significant seasonal behavior. Although a significant portion of the pharmaceutical industry receives extended summer holidays, the fourth quarter was the strongest quarter for fiscal year 2004, 2003 and 2002, but was the second lowest in FY05 and the lowest in FY01. Although no consistent seasonal trend is observed or expected, management believes that sales may show quarterly spikes when large orders are received.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our principal sources of capital have been cash flows from our operations. We have achieved continuous positive operating cash flow in the last six fiscal years. We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and errors made occurring in fiscal year beginning after May 31, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or result of operations

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS." This FSP establishes the steps required in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Under this FSP, the assessment for impairment shall be performed at the individual security level in each reporting period. When impairment has been determined to be other than temporary, an impairment loss will be recognized on an impairment loss equal to the difference between the investment's cost and its fair value. The provisions of FSP 115-1 shall be effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on the Company's financial position or results of operations.

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

From time to time, we enter into multi-year license agreements. We believe our history of collection with these customers is sufficient to overcome the presumption that revenue should be recognized in time with the expected cash collections, and we have in the past therefore recognized the entire license fees, net of an applicable discount, at the time of the software's release and acceptance by the customer. Beginning with the current fiscal year, however, we have advised investors through our press releases and conference calls that we now unlock and invoice software one year at a time for multi-year licenses. This eliminates the extreme variability in our reported revenues and earnings that we've experienced in the past.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $287,000 for FY06 and $164,000 for FY05.

Management tests capitalized computer software costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No such events or changes in circumstances occurred during year

Income Taxes
------------
We utilize SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

Comprehensive Income
--------------------
We utilize Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in our financial statements since we did not have any items of comprehensive income in any period presented.

Concentrations and Uncertainties
--------------------------------
International sales accounted for 35% and 25% of net sales for FY06 and FY05, respectively. For Simulations Plus, Inc., three customers accounted for 24%, 9%, and 9% of net sales for FY06, and for Words+, Inc., one government agency accounted for 18% and one customer accounted for 10% of net sales during FY06.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

For consolidated accounts receivable, four customers comprised 14%, 7%, 7%, and 7% of accounts receivable at August 31, 2006, and one government agency accounted for 12% of total receivables. For Simulations Plus, four customers comprised 25%, 13%, 12%, and 12% of accounts receivable at August 31, 2006, compared with four customers comprising 31%, 13%, 11% and 10% of accounts receivable at August 31, 2005. For Words+, one government agency accounted for 21% of accounts receivable at August 31, 2006 compared with 25% at August 31, 2005.

ITEM 7.  FINANCIAL STATEMENTS

The responses to this item are included elsewhere in this Form 10-KSB (see pages F1 - F23) and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the Commission's rules and forms. Such evaluation did not identify any change in the year ended August 31, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT

The information required by Item 9 is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") for its 2007 annual shareholders' meeting.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference from the Company's Proxy Statement for its 2007 annual shareholders' meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference from the Company's Proxy Statement for its 2007 annual shareholders' meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference from the Company's Proxy Statement for its 2007 annual shareholders' meeting.

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

10.12 Performance Warrant Agreement by and between the Registrant and Walter S. Woltosz + Virginia E. Woltosz (2) +
10.13 Software Acquisition Agreement by and Between the Registrant and Michael B. Bolger (1)
10.14 Sublease Agreement dated May 7, 1993 by and between the Registrant and Westholme Partners (along with Consent to Sublease and master lease agreement) (1)
10.15 Lease Agreements dated August 22, 1996 by and between Words+, Inc. and Abbey-Sierra LLC (1)
10.16 Form of 10% Amended and Restated Promissory Note issued in connection with the Registrant's Private Placement (2)
10.17 Form of Subscription Agreement relative to the Registrant's Private Placement (1)
10.18       Form of Lock-Up Agreement with Bridge Lenders (2)
10.19       Form of Indemnification Agreement (1)
10.20       Form of Lock-Up Agreement with the Woltosz' (2)
10.21 Letter of Intent by and between the Registrant and Therapeutic Systems Research Laboratories (1)
10.22 Form of Representative's Warrant to be issued by the Registrant in favor of the Representative (2)
10.23       Form of Warrant issued to Bridge Lenders (2)
10.24 License Agreement by and between the Registrant and Therapeutic Systems Research Laboratories (3)
10.25       Grant Award Letter from National Science Foundation (4)
10.26       Distribution Agreement with Teijin Systems Technology LTD. (4)
10.27 Lease Agreements by and between Simulations Plus, Inc. and Martin Properties, Inc. (4)
10.28 Software OEM Agreement for Assistive Market Developer by and between Words+, Inc. and Digital Equipment Corporation. (4)
10.29       Purchase Agreement by and between Words+, Inc. and Epson America,
            Inc. (4)
10.30       License Agreement with Absorption Systems, LP. (5)
10.31       Service contract with The Kriegsman Group. (5)
10.32       Letter of Engagement with Banchik & Associates. (5)
10.33       Letter of Intent for Cooperative Alliance with Absorption Systems,
            LP. (5)
10.34 OEM/Remarketing Agreement between Words+, Inc. and Eloquent Technology, Inc. (6)
10.35 Lease Option Agreement by and between Simulations Plus, Inc. and Martin Properties, Inc. (8)
10.36 Auto Rental Lease Agreement by and between Simulations Plus, Inc. and Walter and Virginia Woltosz (8)
10.37 Registration Statement - 1,250,000 shares of the Company's 1966 Stock Options. (9)
10.38       Employment Agreement by and between the Company and Walter S.
            Woltosz (10)
10.39       An addendum to Lease Agreement (11)
10.40       Business Lending Agreement with Wells Fargo Bank (11)
10.41       Technology Transfer Agreement with Sam Communications, LLC. (12)
10.42       Employment Agreement by and between the Company and Walter S.
            Woltosz (14)
10.43 Lease Agreement by and between Simulations Plus, Inc. and Venture Freeway, LLC. (15)
31.1        Section 302 - Certification of Chief Executive Officer. (15)
31.2        Section 302 - Certification of Chief Financial Officer. (15)
32 Section 906 - Certification of Chief Executive Officer and Chief Financial Officer. (15)

--------------------------------------------------------------------------------

         (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997 (the "Registration Statement").
         (2) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement filed on May 27, 1997.
         (3) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1997.
         (4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1998.
         (5) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1999.
         (6) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2000.
         (7) Incorporated by reference to the Company's Form 8-K filed on March 1, 2001.
         (8) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2001.
         (9) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002 (the "Registration Statement").
         (10) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2002.
         (11) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2003.
         (12) Incorporated by reference to the Company's Form 8-K filed on December 29, 2003.
         (13) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2004.
         (14) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2005.
         (15)     Filed herewith.


(b)      Reports on Form 8-K

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incurred the following fees to Rose, Snyder & Jacobs, CPAs for services rendered during the fiscal year ended August 31, 2005:

                Fee Category                       FY06 Fees        FY05 Fees
                ------------                       ---------        ---------

         Audit fees                              $    60,295     $    55,803
         Audit-related fees                               --              --
         Tax fees                                      8,000          13,467
         All other fees                                1,120              --
                                                 -----------     -----------
                        Total fees               $    69,415     $    69,270
                                                 -----------     -----------

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on November 22, 2006.

                                                SIMULATIONS PLUS, INC.


                                                By: /s/ MOMOKO A. BERAN
                                                    ----------------------------
                                                    Momoko A. Beran
                                                    Chief Financial Officer


In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 22, 2006.


            SIGNATURE                                   TITLE


    /s/ WALTER S. WOLTOSZ                 Chairman of the Board of Directors
-----------------------------------       and Chief Executive Officer
    Walter S. Woltosz


      /s/ VIRGINIA E. WOLTOSZ
-----------------------------------
      Virginia E. Woltosz                 Secretary and Director of the Company


     /s/ DR. DAVID Z. D'ARGENIO
-----------------------------------
     Dr. David Z. D'Argenio               Director


         DR. RICHARD R. WEISS
-----------------------------------
     Dr. Richard R. Weiss                 Director


     /s/ MOMOKO A. BERAN
-----------------------------------
     Momoko A. Beran                      Chief Financial Officer of the Company

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------


                                                                       Page
                                                                       ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                       F-3 - F-4

     Consolidated Statements of Operations                              F-5

     Consolidated Statements of Shareholders' Equity                    F-6

     Consolidated Statements of Cash Flows                            F-7 - F-8

     Notes to Consolidated Financial Statements                       F-9 - F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Simulations Plus, Inc.
Lancaster, California



         We have audited the accompanying consolidated balance sheet of simulations Plus, Inc (a California corporation) and Subsidiary as of August 31, 2006 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended August 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulation Plus and Subsidiary as of August 31, 2006, and the consolidated results of their operations and their cash flows for the years ended August 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

October 26, 2006


                                              SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                         CONSOLIDATED BALANCE SHEET
                                                                    AUGUST 31, 2006
-----------------------------------------------------------------------------------

                                        ASSETS

CURRENT ASSETS
     Cash and cash equivalents (note 3)                              $    1,685,036
     Accounts receivable, net of allowance for doubtful accounts
         and estimated contractual discounts of $26,982 (note 4)          1,588,583
     Contracts receivable, net of discounts of $4,397                       194,183
     Inventory (note 5)                                                     237,048
     Prepaid expenses and other current assets                               81,295
     Current portion of deferred tax                                        109,034
                                                                     --------------

            Total current assets                                          3,895,179

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $2,427,726                        1,374,442

PROPERTY AND EQUIPMENT, net (note 6)                                         96,384
CONTRACTS RECEIVABLE                                                         37,180
CUSTOMER RELATIONSHIPS (note 13)                                            100,364
DEFERRED TAX                                                                991,466
OTHER ASSETS                                                                 18,446
                                                                     --------------

                TOTAL ASSETS                                         $    6,513,461
                                                                     ==============


    The accompanying notes are an integral part of these financial statements.




                                                 SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                            CONSOLIDATED BALANCE SHEET
                                                                       AUGUST 31, 2006
--------------------------------------------------------------------------------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                     $    215,418
     Accrued payroll and other expenses                                        364,457
     Accrued bonuses to officers                                                98,753
     Accrued income taxes                                                        1,600
     Accrued warranty and service costs                                         34,752
     Deferred revenue                                                          129,461
     Other current liabilities                                                     455
                                                                          ------------

         Total current liabilities                                             844,896

LONG TERM LIABILITIES                                                               --
                                                                          ------------

            Total liabilities                                                  844,896
                                                                          ------------

COMMITMENTS AND CONTINGENCIES (note 7)

SHAREHOLDERS' EQUITY (note 8)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                           --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         7,441,496 shares issued and outstanding                                 3,794
     Additional paid-in capital                                              5,274,314
     Retained Earnings                                                         390,457
                                                                          ------------

            Total shareholders' equity                                       5,668,565
                                                                          ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  6,513,461
                                                                          ============


      The accompanying notes are an integral part of these financial statements.




                                                   SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          For the Years Ended August 31,
----------------------------------------------------------------------------------------

                                                                2006             2005
                                                                ----             ----

NET SALES                                                   $ 5,855,204      $ 4,752,641

COST OF SALES                                                 1,604,519        1,508,185
                                                            -----------      -----------

GROSS PROFIT                                                  4,250,685        3,244,456
                                                            -----------      -----------

OPERATING EXPENSES
     Selling, general, and administrative                     2,972,298        2,423,467
     Research and development                                   445,252          524,561
                                                            -----------      -----------

        Total operating expenses                              3,417,550        2,948,028
                                                            -----------      -----------

INCOME FROM OPERATIONS                                          833,135          296,428
                                                            -----------      -----------

OTHER INCOME (EXPENSE)
     Interest income                                             21,435           43,462
     Interest expense                                               (50)            (712)
     Miscellaneous income                                           520               --
     Gain on sale of assets                                      10,774           15,491
     Gain on currency exchange                                   22,961           (6,551)
                                                            -----------      -----------

        Total other income                                       55,640           51,690
                                                            -----------      -----------

INCOME BEFORE INCOME TAXES                                      888,775          348,118

BENEFIT FROM (PROVISION FOR) INCOME TAXES
     Benefit from (provision for) income tax                   (212,900)         (85,800)
     Release of valuation allowance                                  --               --
                                                            -----------      -----------

        Total benefit from (provision for) income taxes        (212,900)         (85,800)
                                                            -----------      -----------

NET INCOME                                                  $   675,875      $   262,318
                                                            ===========      ===========

BASIC EARNINGS PER SHARE                                    $      0.09      $      0.04
                                                            ===========      ===========

Diluted earnings per share                                  $      0.08      $      0.03
                                                            ===========      ===========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING*
     BASIC                                                    7,362,226        7,221,068
                                                            ===========      ===========

     DILUTED                                                  8,144,065        7,961,036
                                                            ===========      ===========

* The number of shares at August 31, 2005 reflects 2-for-1 stock split effect for comparison purpose.


       The accompanying notes are an integral part of these financial statements.




                                                                   SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                          For the Years Ended August 31,
--------------------------------------------------------------------------------------------------------

                                       Common Stock            Additional     Accumulated
                                       ------------             Paid-In        Earnings
                                    Shares        Amount        Capital        (Deficit)        Total
                                 ----------     ----------     ----------     ----------      ----------

BALANCE, AUGUST 31, 2004          7,128,886     $    3,565     $4,990,122     $ (547,736)     $4,445,951

SHARES ISSUED UPON
    PURCHASING
    SAGE INFORMATICS PRODUCT         29,410             15         49,982             --          49,997

SHARES ISSUED UPON
    EXERCISE OF STOCK
    OPTIONS                         139,400             70        103,822             --         103,892

NET INCOME                               --             --             --        262,318         262,318
                                 ----------     ----------     ----------     ----------      ----------

BALANCE, AUGUST 31, 2005          7,297,696          3,650      5,143,926       (285,418)      4,862,158

SHARES ISSUED UPON
    EXERCISE OF STOCK
    OPTIONS                         143,800            144        130,388             --         130,532

NET INCOME                               --             --             --        675,875         675,875
                                 ----------     ----------     ----------     ----------      ----------

BALANCE, AUGUST 31, 2006          7,441,496     $    3,794     $5,274,314     $  390,457      $5,668,565
                                 ==========     ==========     ==========     ==========      ==========


               The accompanying notes are an integral part of these financial statements.




                                                         SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                For the Years Ended August 31,
----------------------------------------------------------------------------------------------

                                                                   2006               2005
                                                              -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $     675,875      $     262,318
    Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization of property
           and equipment                                             48,140             42,505
         Amortization of customer relationships                      27,678                 --
         Amortization of capitalized software
           development costs                                        287,357            164,385
         (Gain) on sale of assets                                   (10,774)           (15,491)

         (Increase) decrease in
           Accounts receivable                                     (274,919)           607,502
           Inventory                                                 44,352             77,190
           Deferred tax                                             211,300             84,200
           Other assets                                              (7,587)            35,040
         Increase (decrease) in
           Accounts payable                                         124,377            (61,845)
           Accrued payroll and other expenses                       (33,745)           176,688
           Accrued bonuses to officers                               60,073            (38,946)
           Accrued income taxes                                          --                 --
           Accrued warranty and service costs                         7,013             (4,757)
           Deferred revenue                                         (11,524)           109,584
                                                              -------------      -------------

             Net cash provided by operating activities            1,147,616          1,438,373
                                                              -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                             (61,980)           (70,607)
    Purchases of Bioreason's assets                                (826,192)                --
    Proceeds from sale of assets                                     20,549             22,641
    Capitalized computer software development costs                (479,531)          (474,523)
                                                              -------------      -------------

             Net cash used in investing activities               (1,347,154)          (522,489)
                                                              -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the exercise of stock options                     130,532            103,892
                                                              -------------      -------------

             Net cash provided by financing activities              130,532            103,892
                                                              -------------      -------------

                Net increase (decrease) in cash and
                  cash equivalents                            $     (69,006)     $   1,019,776

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      1,754,042            734,266
                                                              -------------      -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $   1,685,036      $   1,754,042
                                                              =============      =============





                                                         SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                For the Years Ended August 31,
----------------------------------------------------------------------------------------------

                                                                   2006               2005
                                                              -------------      -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                             $          50      $         712
                                                              =============      =============

    INCOME TAXES PAID                                         $       1,600      $       1,600
                                                              =============      =============


SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS

      On August 31, 2005, the Company purchased the assets of Sage Informatics
      LLC., including the Chem TK (TM) product line, a chemistry software. The partial payment was made by issuing 14,705 shares (Pre-Split) of Simulations Plus restricted common stock at $3.40 per share (Pre-Split), total of $49,997, equal to the closing price on the date when the agreement was signed.


          The accompanying notes are an integral part of these financial statements.

                                             F-8

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINES OF BUSINESS

         Organization
         ------------
         Simulations Plus, Inc. was incorporated on July 17, 1996. On August 29, 1996, the shareholders of Words+, Inc. exchanged their 2,000 shares of Words+, Inc. common stock for 2,200,000 (Pre-split) shares of Simulations Plus, Inc. common stock, and Words+, Inc. became a wholly owned subsidiary of Simulations Plus, Inc. (collectively, the "Company").

         Lines of Business
         -----------------
         The Company designs and develops pharmaceutical simulation software to promote cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students. The Company also developed and sells interactive, educational software programs that simulate science experiments conducted in middle school, high school, and junior college science classes. In addition, the Company's subsidiary designs and develops computer software and manufactures augmentative communication devices and computer access products that provide a voice for those who cannot speak and allow physically disabled persons to operate a standard computer, as well as Abbreviate!, a productivity software product for the commercial market.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition (Continued)
         -------------------------------
         As a by-product of ongoing improvements and upgrades for the new programs and new modules of software, some modifications are provided to customers who have already purchased software at no additional charge. Other software modifications result in new, additional cost modules that expand the functionality of the software. These are licensed separately. We consider the modifications that are provided without charge to be minimal, as they are not significantly changing the basic functionality or utility of the software, but rather adding convenience, such as being able to plot some additional variable on a graph in addition to the numerous variables that had been available before, or adding some additional calculations to supplement the information provided from running the software. Such software modifications for any single product have been typically once or twice per year, sometimes more, sometimes less. Thus, they are infrequent. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided.

         Generally, we enter into one-year license agreements with customers for the use of our software products. We recognize revenue on these contracts when all the criteria under SOP 97-2 are met.

         From time to time, we enter into multi-year license agreements. We believe our history of collection with these customers is sufficient to overcome the presumption that revenue should be recognized in time with the expected cash collections, and we have in the past therefore recognized the entire license fees, net of an applicable discount, at the time of the software's release and acceptance by the customer. However, beginning with the current fiscal year (September 1, 2005 through August 31, 2006), we unlock and invoice software one year at a time for multi-year licenses. Therefore, revenue is recognized one year at the time. This will eliminate the extreme variability in our reported revenues and earnings that we've experienced in the past that was caused by booking multi-year license revenues up front.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

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

         The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company's software products.

         Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $287,349 and $164,385 for the years ended August 31, 2006 and 2005, respectively. We expect the future amortization expense will vary due to increases in capitalized computer software development costs.

         Management tests capitalized computer software costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No such events or changes in circumstances occurred during year

         Property and Equipment
         ----------------------
         Property and equipment, including equipment under capital leases, are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Advertising
         -----------
         The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2006 and 2005 were $13,000 and $11,000, respectively.

         Shipping and Handling
         ---------------------
         Shipping and handling costs are recorded as cost of sales, amounted to $93,000 and $83,000 for the years ended August 31, 2006 and 2005, respectively.

         Research and Development Costs
         ------------------------------
         Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll related costs. It also includes purchased software which was developed by other companies and incorporated into, or used in the development of, our final products.

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

         At the end of fiscal year 2005, we recorded $1,311,800 in deferred tax assets. For fiscal year 2006, we recorded a provision for deferred taxes in the amount of $211,300, resulting in the deferred tax asset of $1,100,500 at August 31, 2006. The evaluation of the deferred tax assets is based on our history of generating taxable profits and our projections of future profits as well as expected future tax rates to determine if the realization of the deferred tax asset is more-likely-than-not. Significant judgment is required in these evaluations, and differences in future results from our estimates, could result in material differences in the realization of these assets.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Customer relationship
         ---------------------
         The Company purchased customer relationship as a part of the acquisition of certain assets of Bioreason Inc (see note 13). Customer relationship was recorded at the cost of $128,042, being amortized over 66 months. Amortization expense and accumulated amortization amounted to $27,678. We estimate the amortization expense for the next 5 years will approximate $20,000 a year.

         Earnings per Share
         ------------------
         The Company reports earnings per share in accordance with SFAS No. 128, "Loss per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2006 and 2005 were as follows (the number of shares reflects the effect of a 2-for-1 stock split for comparison purpose):

                                                                                      2006               2005
                                                                                ---------------    ----------------
                  Numerator
                      Net income attributable to common
                           shareholders                                         $       675,875    $        262,318
                                                                                ===============    ================

                  Denominator
                      Weighted-average number of common shares
                           outstanding during the year                                7,362,226           7,221,068
                      Dilutive effect of stock options                                  781,839             739,968
                                                                                ---------------    ----------------

                  COMMON STOCK AND COMMON STOCK
                      EQUIVALENTS USED FOR DILUTED EARNINGS
                      PER SHARE                                                       8,144,065           7,961,036
                                                                                ===============    ================

         Stock Options and Warrants
         --------------------------
         In December 2004, the FASB issued Statement of Accounting Standard No. 123R, "Share-Based Payment", a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires all companies to measure compensation expense for all share-based payments, including employee stock options, based upon the fair value of the stock-based awards at the date of grant. SFAS 123R will be effective for the Company for the fiscal year 2007, beginning September 1, 2006. For fiscal year 2006, we accounted for share-based payments to employees using APB25's intrinsic value method as permitted; therefore it does not recognize any compensation cost for employee stock options. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25. On August 18, 2006, the Company announced to its employees that the Company will accelerate the vesting of stock options previously awarded for which the underlying shares are registered, excluding 500,000 options for shares of unregistered stock. As a result, Options to purchase approximately 520,000 shares of common stock was accelerated, representing approximately 25% of all outstanding options.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

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

         Concentrations and Uncertainties
         --------------------------------
         International sales accounted for 35% and 25% of net sales for the years ended August 31, 2006 and 2005, respectively. For Simulations Plus, Inc., one customer accounted for 24% of net sales for the year ended August 31, 2006, and for Words+, Inc., one government agency accounted for 18% of net sales during the fiscal year 2006.

         The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

         For Simulations Plus, four customers comprised 25%, 13%, 12% and 12% of accounts receivable at August 31, 2006. Four customers comprised 31%, 13%, 11% and 10% of accounts receivable at August 31, 2005. For Words+, one customer comprised 21% of accounts receivable at August 31, 2006. One government agency comprised 25% of accounts receivable at August 31, 2005.

         The Company's subsidiary, Words+, Inc., purchases components for the main computer products from three Manufactures. Words+, Inc. also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of the Company to obtain computers used in its products or to renew its licensing agreement to use pictographic symbols could negatively impact the Company's financial position, results of operations, and cash flows.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In December 2004, the FASB issued Statement of Accounting Standard No. 123R, "Share-Based Payment", a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant, and is effective for the Company for fiscal year 2007, which begins on September 1, 2006. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------------------
         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and errors made occurring in fiscal year beginning after May 31, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or result of operations


         In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS." This FSP establishes the steps required in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Under this FSP, the assessment for impairment shall be performed at the individual security level in each reporting period. When impairment has been determined to be other than temporary, an impairment loss will be recognized on an impairment loss equal to the difference between the investment's cost and its fair value. The provisions of FSP 115-1 shall be effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on the Company's financial position or results of operations.

NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At August 31, 2006, the uninsured portions aggregated to $1,237,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 4 - ACCOUNTS RECEIVABLE

         The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 4 - ACCOUNTS RECEIVABLE (CONTINUED)

         in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. The Company also estimates the contractual discount obligation for third party funding such as Medicare, Medicaid, and private insurance companies. Those estimated discounts are reflected in an allowance for doubtful accounts.

NOTE 5 - INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists primarily of computers and peripheral computer equipment.

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment at August 31, 2006 consisted of the following:

                  Automobile                                    $         21,769
                  Equipment                                              154,876
                  Computer equipment                                     317,889
                  Furniture and fixtures                                  57,705
                  Leasehold improvements                                  53,898
                                                                ----------------
                                                                         606,137
                  Less accumulated depreciation
                    and amortization                                     509,753
                                                                ----------------
                      TOTAL                                     $         96,384
                                                                ================

         Depreciation and amortization expense was $48,140 and $42,505 for the years ended August 31, 2006 and 2005, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         In early February 2006, we moved to a new location. At this new location, we lease approximately 13,500 square feet of space under a five-year term with two (2), three-(3) year options to extend the lease. The base rent starts at the rate of $18,445 per month plus common area maintenance fees. The base rental rate will increase at 4% annually.

         The Company also leases Ricoh copier/printer equipment under non-cancelable operating lease arrangements that expire through October 2006. Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2006 were as follows:

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                           Years Ending                         Operating
                            August 31,                            Leases
                           ------------                       -------------
                              2007                            $     282,961
                              2008                                  287,610
                              2009                                  297,410
                              2010                                  125,650
                              2011                                        -
                                                              -------------
                                                              $     993,631
                                                              =============

         Rent expense was $252,972 and $211,252 for the years ended August 31, 2006 and 2005, respectively.

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

         License Agreement
         -----------------
         In 1997, the Company entered into an agreement with Therapeutic Systems Research Laboratory ("TSRL") to jointly develop a computer simulation of the absorption of drug compounds in the gastrointestinal tract. Upon execution of a definitive License Agreement on July 9, 1997, TSRL received an initial payment of $75,000, and thereafter, the company is obligated to pay a royalty of 20% of net sales of GastroPlus software. For the years ended August 31, 2006 and 2005, the Company paid royalties of $230,000 and $181,951, respectively.

         The Company's subsidiary, Words+, Inc., entered into royalty agreements with several vendors to apply their software & technologies into the finished goods to be sold. For the years ended August 31, 2006 and 2005, Words+ incurred such royalties of $41,105 and $114,507, respectively.

NOTE 8 - SHAREHOLDERS' EQUITY

         Stock Option Plan
         -----------------
         In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock had been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In February 2000, the shareholders approved an increase in the

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------------------
         number of shares that may be granted under the Option Plan to 1,000,000. In December 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,250,000. Furthermore, in February 2005, the shareholders approved additional 250,000 shares, resulting to the total number of shares that may be granted under the Option Plan to 1,500,000. The Option Plan terminated in September 2006 by its term. As a result, 407,492 shares available for issuance are no longer available.

         On August 18, 2006, the Company accelerated the vesting of stock options previously awarded for which the underlying shares are registered, excluding 500,000 options for shares of unregistered stock. As a result, Options to purchase approximately 520,000 shares of common stock was accelerated, representing approximately 25% of all outstanding options. The Company's decision for this acceleration was to eliminate future compensation expense that the Company would otherwise recognize with respect to these options following the Company's adoption of SFAS 123(R), Share-Based Payment. The Company will adopt FAS No. 123(R) on September 1, 2006, which is the beginning of the Company's 2007 fiscal year.

         The following summarizes the stock option transactions (after giving effects of the 2-for-1 split):

                                                                                                    Weighted-
                                                                                                    Average
                                                                                                    Exercise
                                                                                    Number           Price
                                                                                  of Options       Per Share
                                                                                -------------    -------------

                  Outstanding, August 31, 2004                                      2,105,432    $       1.09
                           Granted                                                    144,000    $       2.21
                           Exercised                                                 (139,400)   $       1.03
                           Expired/canceled                                           (39,470)   $       1.28
                                                                                -------------

                  Outstanding, August 31, 2005                                      2,070,562    $       1.19

                           Granted                                                    341,000    $       2.11
                           Exercised                                                 (143,800)   $       0.92
                           Expired/canceled                                          (227,690)   $       1.44
                                                                                -------------

                               OUTSTANDING, AUGUST 31, 2006                         2,040,072    $       1.33
                                                                                =============

                               EXERCISABLE, AUGUST 31, 2006                         1,940,072    $       1.31
                                                                                =============

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------------------
         The fair value of the options granted during the year ended August 31, 2006 is estimated at $270,000. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended August 31, 2006: dividend yield of 0%, expected volatility of 11%, risk-free interest rate of 4.46% - 4.88%, and expected life of ten years. The weighted-average fair value of options granted during the year ended August 31, 2006 was $0.79, and the weighted-average exercise price was $2.11.

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

         The weighted-average remaining contractual life of options outstanding issued under the Plan was 5.2 years at August 31, 2006. The exercise prices for the options outstanding at August 31, 2006 ranged from $0.53 to $2.48, and the information relating to these options is as follows:

                                                                     Weighted-         Weighted-        Weighted-
                                                                      Average           Average          Average
                                                                     Remaining          Exercise         Exercise
                                     Stock             Stock        Contractual          Price            Price
               Exercise             Options           Options      Life of Options     of Options        of Options
                 Price            Outstanding       Exercisable      Outstanding       Outstanding       Exercisable
           ----------------     -------------     --------------   ---------------    -------------      -------------
           $    0.53 - 1.00          795,672           795,672         3.8 years       $     0.73        $     0.73
           $    1.01 - 1.50          670,400           670,400         3.4 years       $     1.33        $     1.33
           $    1.51 - 2.48          574,000           474,000         9.1 years       $     1.63        $     1.62
                                -------------     -------------
                                   2,040,072         1,940,072
                                =============     =============

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended August 31, 2006 and 2005:

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------------------

                                                                                      2006               2005
                                                                                ---------------    ----------------
                  Net income
                      As reported                                               $       675,875    $        262,318
                      Add: Stock-based employee compensation
                           expense included in reported net income,
                           net of related tax effects                                         -                   -
                      Deduct: Total stock-based employee
                           compensation expense determined under
                           fair value based method for all awards,
                           net of related tax effects                           $      (245,124)   $       (201,096)
                      Pro forma                                                 $       430,751    $         61,222
                  Basic earnings per common share
                      As reported                                               $          0.09    $           0.04
                      Pro forma                                                 $          0.06    $           0.01
                  Diluted earnings per common share
                      As reported                                               $          0.08    $           0.03
                      Pro forma                                                 $          0.05    $           0.01

         Other Stock Options
         -------------------
         As of August 31, 2006, the Board of Directors holds options to purchase 22,412 shares of common stock at exercise prices ranging from $0.60 to $2.63, which options were granted prior to August 31, 2006.

                                                                Weighted average
                                            Number of Options    exercise price
                                            -----------------    --------------

              Options outstanding                22,412             $ 1.45
              Options exercisable                18,412             $ 1.28

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES

         The components of the income tax provision for the years ended August 31, 2006 and 2005 were as follows:

                                                     2006             2005
                                                --------------   -------------
                  Current
                      Federal                   $           -    $          -
                      State                            (1,600)         (1,600)
                                                --------------   -------------

                                                       (1,600)         (1,600)
                                                --------------   -------------
                  Deferred
                      Federal                        (151,000)        (74,500)
                      State                           (60,300)         (9,700)
                                                --------------   -------------

                                                     (211,300)        (84,200)
                                                --------------   -------------

                           TOTAL                $    (212,900)   $    (85,800)
                                                ==============   =============


         A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31, 2006 and 2005:

                                                                                     2006                2005
                                                                                ---------------    ---------------
                  Income tax computed at federal statutory tax rate                  34.0%               34.0%
                  State taxes, net of federal benefit                                 6.0                 6.3
                  Meals & Entertainment                                               0.4                 0.9
                  Extraterritorial income exclusion                                  (9.0)               (7.2)
                  Research and development credit                                    (7.2)              (19.9)
                  Change in prior year estimated taxes                               (1.6)                7.9
                  Other                                                               1.4                 2.6
                                                                                ---------------    ---------------
                      TOTAL                                                          24.0%               24.6%
                                                                                ===============    ===============

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (CONTINUED)

         Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31, 2006 and 2005 are as follows:

                                                                                      2006               2005
                                                                                ---------------    ----------------
                  Deferred tax assets
                      Accrued payroll and other expenses                        $       172,100    $        137,200
                      Accrued warranty and service costs                                 14,900              11,900
                      Net operating loss carryforward                                   968,500           1,084,000
                      Tax Credits                                                       624,400             567,800
                      Contributions                                                       7,700               4,100
                      Property and equipment                                                  -                 100
                                                                                ---------------    ----------------

                  Total deferred tax assets                                           1,787,600           1,805,100
                  Less:  Valuation allowance                                                  -                   -
                                                                                ---------------    ----------------

                                                                                      1,787,600           1,805,100
                                                                                ---------------    ----------------

                  Deferred tax liabilities
                      State taxes                                                       (85,700)            (92,100)
                      Property and equipment                                            (12,600)                  -
                      Capitalized computer software development
                           costs                                                       (588,800)           (401,200)
                                                                                ---------------    ----------------

                  Total deferred tax liabilities                                       (687,100)           (493,300)
                                                                                ----------------   -----------------

                  NET DEFERRED TAX ASSETS                                       $     1,100,500    $      1,311,800
                                                                                ===============    ================

         At August 31, 2006, the Company had federal net operating loss carryforwards of approximately $2,673,000.
         Federal net operating loss carry forwards expire through 2024. The Company also has a tax credit, totaling approximately $385,000 and $240,000 to offset future Federal and State income taxes, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

         As of August 31, 2006, included in accrued bonuses to officers was $49,377, which represented 5% of the Company's net income before bonuses and taxes given to the Company's President, Walter Woltosz, as an annual bonus.

         As of August 31, 2006, included in accrued bonuses to officers was $49,376, which represented 5% of the Company's net income before bonuses and taxes given to the Corporate Secretary, Virginia Woltosz, as an annual bonus.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 11 - LINES OF BUSINESS

         For internal reporting purposes, management segregates the Company into two divisions as follows for the years ended August 31, 2006 and 2005:

                                                                       August 31, 2006
                                           -------------------------------------------------------------------------
                                             Simulations
                                              Plus, Inc.        Words+, Inc.       Eliminations           Total
                                           ---------------    ---------------    ---------------     ---------------
                  Net sales                $    3,186,419     $    2,668,785     $           --      $    5,855,204
                  Income (loss) from
                    operations             $      409,694     $      266,181     $           --      $      675,875
                  Identifiable assets      $    6,443,114     $    1,788,766     $   (1,718,420)     $    6,513,460
                  Capital expenditures     $       39,691     $       27,290     $           --      $       66,981
                  Depreciation and
                    amortization           $       14,450     $       32,624     $           --      $       47,074
                                           -------------------------------------------------------------------------


                                                                       August 31, 2005
                                           -------------------------------------------------------------------------
                                             Simulations
                                              Plus, Inc.        Words+, Inc.       Eliminations           Total
                                           ---------------    ---------------    ---------------     ---------------

                  Net sales                $    2,068,789     $    2,683,852     $           --      $    4,752,641
                  Income (loss) from
                    operations             $       68,152     $      228,276     $           --      $      296,428
                  Identifiable assets      $    5,937,272     $    1,576,215     $   (1,864,428)     $    5,560,859
                  Capital expenditures     $       10,093     $       60,514     $           --      $       70,607
                  Depreciation and
                    amortization           $       12,700     $       29,805     $           --      $       42,505
                                           -------------------------------------------------------------------------

         Most corporate expenses, such as legal and accounting expenses, public relations expenses, and bonuses to President and Secretary are included in Simulations Plus, Inc.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

NOTE 12 - GEOGRAPHIC REPORTING

         The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues were as follows for the fiscal years ended August 31, 2006 and 2005:

                                                                        August 31, 2006
                                        --------------------------------------------------------------------------------
                                          North                                                  South
         (in `000)                        America        Europe        Asia        Oceania       America       Total
                                        ------------- ------------- ----------- ------------- ------------- ------------

         Simulations Plus, Inc.                1,472           732         982             -             -        3,186

         Words+, Inc.                          2,320           279          43            18             9        2,669
                                        ------------- ------------- ----------- ------------- ------------- ------------

         Total                                 3,792         1,011       1,025            18             9        5,855
                                        ============= ============= =========== ============= ============= ============


                                                                        August 31, 2005
                                        --------------------------------------------------------------------------------
                                          North                                                  South
         (in `000)                        America        Europe        Asia        Oceania       America       Total
                                        ------------- ------------- ----------- ------------- ------------- ------------

         Simulations Plus, Inc.                1,137           456         475             -             -        2,068

         Words+, Inc.                          2,415           196          54            19             -        2,684
                                        ------------- ------------- ----------- ------------- ------------- ------------

         Total                                 3,552           652         529            19             -        4,752
                                        ============= ============= =========== ============= ============= ============

NOTE 13 - PURCHASE OF BIOREASON'S ASSETS

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
                                                        =================

NOTE 14 - EMPLOYEE BENEFIT PLAN

         We maintain a 401(K) Plan for all eligible employees. We make matching contributions equal to the 100% of the employee's elective deferral, not to exceed 4% of the total employee compensation. We can also elect to make a profit-sharing contribution. Contributions by the Company to this Plan amounted to $49,000 and $31,000 for the years ended August 31, 2006 and 2005, respectively.

NOTE 15 - SUBSEQUENT EVENTS

         Since September 1, 2006, an additional 6,000 stock options to purchase shares have been exercised by employees.

         On October 30, 2006, the Company entered into equipment lease agreement. In this agreement, the Company leases Ricoh Copier/Printer for 36 months with the option of earlier termination with a 60-day written notice.