Form 10QSB
period 2006-11-30
SIMULATIONS PLUS INC
filed 2007-01-16
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006 or

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

Yes  [X]            No  [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of January 15, 2007, was 7,479,548.

                                   SIMULATIONS PLUS, INC.
                                         FORM 10-QSB
                      FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

                                      Table of Contents


                                PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                               Page
                                                                                        ----

         Consolidated Balance Sheet at November 30, 2006 (unaudited)                     2

         Consolidated Statements of Operations for the three months
            ended November 30, 2006 and 2005 (unaudited)                                 4

         Consolidated Statements of Cash Flows for the three months
            ended November 30, 2006 and 2005 (unaudited)                                 5

         Notes to Consolidated Financial Statements (unaudited)                          7

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                                        17

         Results of Operations                                                          22

         Liquidity and Capital Resources                                                24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     25

Item 4.  Controls and Procedures                                                        25

                                 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              26

Item 2.  Changes in Securities                                                          26

Item 3.  Defaults upon Senior Securities                                                26

Item 4.  Submission of Matters to a Vote of Security Holders                            26

Item 5.  Other Information                                                              26

Item 6.  Exhibits and Reports on Form 8-K                                               26

Signature                                                                               27
Exhibit - Certifications



                                                    SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                               CONSOLIDATED BALANCE SHEET
                                                                              (UNAUDITED)
                                                                        NOVEMBER 30, 2006
-----------------------------------------------------------------------------------------

                                          ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                               $  2,102,782
     Accounts receivable, net of allowance for doubtful accounts
         and estimated contractual discounts of $32,711                         1,214,114
     Current portion of contracts receivable, net of discounts of $2,242          186,138
     Inventory                                                                    233,906
     Prepaid expenses and other current assets                                     56,897
     Current portion of deferred tax                                              190,034
                                                                             ------------

            Total current assets                                                3,983,871

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $2,534,905                              1,400,231

PROPERTY AND EQUIPMENT, net (note 4)                                              102,278
CONTRACTS RECEIVABLE, net of discounts of $161                                     47,219
CUSTOMER RELATIONSHIPS, net of accumulated amortization of $36,156                 91,886
DEFERRED TAX                                                                      889,816
OTHER ASSETS                                                                       18,445
                                                                             ------------

                TOTAL ASSETS                                                 $  6,533,746
                                                                             ============


       The accompanying notes are an integral part of these financial statements.


                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)
                                                               NOVEMBER 30, 2006
-------------------------------------------------------------------------------


                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $    140,548
     Accrued payroll and other expenses                                 373,561
     Accrued bonuses to officers                                         10,430
     Accrued warranty and service costs                                  34,852
     Deferred revenue                                                   157,173
                                                                   ------------

         Total current liabilities                                      716,564

LONG TERM DEFERRED REVENUE                                               62,501
                                                                   ------------

            Total liabilities                                           779,065
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (note 5)

SHAREHOLDERS' EQUITY (note 6)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         7,449,496 shares issued and outstanding                          3,802
     Additional paid-in capital                                       5,287,207
     Retained Earnings                                                  463,672
                                                                   ------------

            Total shareholders' equity                                5,754,681
                                                                   ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  6,533,746
                                                                   ============


   The accompanying notes are an integral part of these financial statements.


                                                       SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                                                                 (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                                 2006               2005
                                                            -------------      -------------

NET SALES                                                   $   1,456,451      $     818,815

COST OF SALES                                                     441,440            331,597
                                                            -------------      -------------

GROSS PROFIT                                                    1,015,011            487,218
                                                            -------------      -------------

OPERATING EXPENSES
     Selling, general, and administrative                         756,777            628,756
     Research and development                                     183,627             97,222
                                                            -------------      -------------

        Total operating expenses                                  940,404            725,978
                                                            -------------      -------------

INCOME (LOSS) FROM OPERATIONS                                      74,607           (238,760)
                                                            -------------      -------------

OTHER INCOME (EXPENSE)
     Interest income                                               15,928              3,481
     Miscellaneous income                                             358                 50
     Gain (Loss) on currency exchange                               2,972             (5,302)
                                                            -------------      -------------

        Total other income (expense)                               19,258             (1,771)
                                                            -------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES                                  93,865           (240,531)

BENEFIT FROM (PROVISION FOR) INCOME TAXES
     Benefit from (provision for) income tax                      (20,650)            42,000
                                                            -------------      -------------

        Total benefit from (provision for) income taxes           (20,650)            42,000
                                                            -------------      -------------

NET INCOME (LOSS)                                           $      73,215      $    (198,531)
                                                            =============      =============

BASIC EARNINGS (LOSS) PER SHARE                             $        0.01      $       (0.03)
                                                            =============      =============

Diluted earnings (loss) per share                           $        0.01      $       (0.03)
                                                            =============      =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING*
     BASIC                                                      7,444,551          7,298,668
                                                            =============      =============

     DILUTED                                                    8,548,560          7,298,668
                                                            =============      =============

  *   The number of shares at November 30, 2005 have been retroactively restated to reflect a 2-for-1 stock split that occurred on August 14, 2006.


         The accompanying notes are an integral part of these financial statements.


                                                          SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                                                                    (UNAUDITED)
-----------------------------------------------------------------------------------------------

                                                                   2006                2005
                                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                         $      73,215       $    (198,531)
    Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization of property and
           equipment                                                 11,604              11,860
         Amortization of customer relationships                       8,478                  --
         Amortization of capitalized software development
           costs                                                    107,178              45,709
         Stock-based compensation                                     6,451                  --
         Contribution of Equipment at book value                        774                  --

         (Increase) decrease in
           Accounts receivable                                      372,475             442,031
           Inventory                                                  3,142             (31,890)
           Deferred tax                                              20,650             (42,000)
           Other assets                                              24,399             (23,316)
         Increase (decrease) in
           Accounts payable                                         (74,870)             33,408
           Accrued payroll and other expenses                         8,649             (17,127)
           Accrued bonuses to officers                              (88,323)                 --
           Accrued income taxes                                      (1,600)             (1,600)
           Accrued warranty and service costs                           100               4,278
           Deferred revenue                                          90,213             (69,854)
                                                              -------------       -------------

             Net cash provided by operating activities              562,535             152,968
                                                              -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                             (18,272)            (10,656)
    Purchases of Bioreason's assets                                      --            (826,192)
    Proceeds from sale of assets                                         --               2,218
    Capitalized computer software development costs                (132,967)           (142,539)
                                                              -------------       -------------

             Net cash used in investing activities                 (151,239)           (977,169)
                                                              -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the exercise of stock options                       6,450               1,955
                                                              -------------       -------------

             Net cash provided by financing activities                6,450               1,955
                                                              -------------       -------------

                Net increase (decrease) in cash and cash
                  equivalents                                 $     417,746       $    (822,246)


          The accompanying notes are an integral part of these financial statements.


                                              SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                                                        (UNAUDITED)
-----------------------------------------------------------------------------------

                                                          2006             2005
                                                      ------------     ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             1,685,036        1,754,042
                                                      ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIODS             $  2,102,782     $    931,796
                                                      ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                     $         --     $         --
                                                      ============     ============

    INCOME TAXES PAID                                 $      1,600     $      1,600
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


Note 2: SIGNIFICANT ACCOUNTING POLICIES

Estimates
---------
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Actual results could differ from those estimates. Critical accounting policies for us include revenue recognition, accounting for capitalized software development costs, and accounting for income taxes.

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

We enter into one-year license agreements with most of our customers for the use of our pharmaceutical software products. However, from time to time, we enter into multi-year license agreements. We now unlock and invoice software one year at a time for multi-year licenses. Therefore, revenue is now recognized one year at a time. This eliminates the extreme variability in our reported revenues and earnings that we experienced in the past caused by booking multi-year license revenues up front.

Cash and Cash Equivalents
-------------------------
For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable
-------------------
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. We specifically analyze the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

Our long-term receivables are discounted at the present value. The discount is amortized over the life of the receivable and recognized as interest income. The balance as of November 30, 2006 represents receivables which we purchased as a part of Bioreason's assets.

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

The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in our software products.

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $107,178 and $45,709 for the three months ended November 30, 2006 and 2005, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

We test capitalized computer software costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable within a reasonable time. As a result, we have written off $1,763 during this fiscal quarter.

Property and Equipment
----------------------
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

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

Fair Value of Financial Instruments
-----------------------------------
For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and other expenses, accrued bonuses to officers, and accrued warranty and service costs, the carrying amounts approximate fair value due to their short maturities.

Shipping and Handling
---------------------
Shipping and handling costs, recorded as cost of sales, amounted to $8,191 and $9,000 for the three months ended November 30, 2006 and 2005, respectively.

Research and Development Costs
------------------------------
Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased software which was developed by other companies and incorporated into, or used in the development of, our final products.

Income Taxes
------------
The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns.

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

At the end of fiscal year 2006, we recorded $1,100,500 in deferred tax assets. For the first quarter of fiscal year 2007 (FY07), we recorded a provision for deferred taxes in the amount of $20,650, resulting in a deferred tax asset of $1,079,850 at November 30, 2006. The evaluation of the deferred tax assets is based on our history of generating taxable profits and our projections of future profits as well as expected future tax rates to determine if the realization of the deferred tax asset is more-likely-than-not. Significant judgment is required in these evaluations, and differences in future results from our estimates, could result in material differences in the realization of these assets.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Simulations Plus, Inc. and its wholly owned subsidiary, Words+, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Customer relationships
----------------------
The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships was recorded at a cost of $128,042, and is being amortized over 66 months. Amortization expense and accumulated amortization as of November 30, 2006 amounted to $8,478 and $36,156, respectively.

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

                                                                        2006                 2005
                                                                    -----------          -----------
Numerator
          Net income (loss) attributable to common
                    shareholders                                    $    73,215          $  (198,531)

Denominator
          Weighted-average number of common shares
                    outstanding during the year                       7,444,551            7,298,668
          Dilutive effect of stock options                            1,104,009                  -0-

Common stock and common stock
          equivalents used for diluted earning per share              8,548,560            7,298,668

Stock-Based Compensation
------------------------
Prior to September 1, 2006, we accounted for employee stock options grants in accordance with APB No. 25, and adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation."

In December 2004, the FASB issued Statement of Accounting Standard No. 123R, "Share-Based Payment", a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB Opinion No. 25, and requires all companies to measure compensation expense for all share-based payments, including employee stock options, based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for the Company for Fiscal Year 2007, beginning September 1, 2006. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

Effective September 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three months ended November 30, 2006 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period. As a result of adopting SFAS No. 123R on September 1, 2006, our stock-based compensation was $6,451 for the three months ended November 30, 2006, and included in the condensed consolidated statements of operations as Research and development expense.

The table below represents our pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if we had applied the fair value recognition provisions of SFAS No. 123 for the three months ended November 30, 2005.

                                                                                       Three Months
                                                                                          Ended
                                                                                       November 30,
                                                                                          2005
                                                                                       -----------
      Net income (loss)
             As reported                                                               $ (198,531)
                   Stock based employee compensation cost, net of
                      related tax effects, that would have been
                      included in the determination of net income
                      if the fair value method had been applied                           (36,888)
                                                                                       ----------

                        Pro forma net income (loss)                                    $ (235,419)
                                                                                       ===========

             Earnings (loss) per common share

                   Basic - as reported                                                    $ (0.05)
                   Basic - Pro forma                                                      $ (0.06)

                   Diluted - as reported                                                  $ (0.05)
                   Diluted - Pro forma                                                    $ (0.06)

For the three months ended November 30, 2006, the stock-based employee compensation expense using the fair value recognition method under SFAS No. 123R is included in the condensed consolidated statements of operations. Therefore, it is not presented in the pro forma table above.

Concentrations and Uncertainties
--------------------------------
International sales accounted for 29% and 24% of net sales for the three months ended November 30, 2006 and 2005, respectively. For Simulations Plus, Inc., one customer accounted for 22% of net sales during the three months ended November 30, 2006, and for Words+, Inc., one government agency accounted for 27.9% of net sales during the three months ended November 30, 2006.

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus, four customers comprised 41%, 13%, 11% and 10% of its accounts receivable at November 30, 2006. Four customers comprised 27%, 23%, 20% and 20% of its accounts receivable at November 30, 2005. For Words+, one government agency comprised 30% and 26% of accounts receivable at November 30, 2006 and 2005, respectively.

The Company's subsidiary, Words+, Inc., purchases components for its main computer products from three manufacturers. Words+, Inc. also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of the Company to obtain computers used in its products or to renew its licensing agreement to use pictographic symbols could negatively impact the Company's financial position, results of operations, and cash flows.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 2006, the Financial Accounting Standards Board ("FSAB) issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 are effective for the Company on September 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48; however we believe that adoption of FIN 48 will not have a material impact on our consolidated financial statement.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), ("SFAS 158"), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in a company's balance sheet. This portion of the new guidance is effective on December 31, 2006. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective December 31, 2008. Since we do not have any defined benefit pension or postretirement plans that are subject to SFAS 158, we do not expect the pronouncement to have a material impact on our consolidated financial statements.

In September 2006, The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended August 2007. We are currently evaluating the impact of applying SAB 108; however, we believe that the application of SAB 108 will not have a material effect on our consolidated financial statements.

Note 3:  CASH AND CASH EQUIVALENTS

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At November 30, 2006, the uninsured portions aggregated to $1,729,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 4:  PROPERTY AND EQUIPMENT

Furniture and equipment as of November 30, 2006 consisted of the following:


         Equipment                                           $     165,409
         Computer equipment                                        319,540
         Furniture and fixtures                                     61,928
         Automobile                                                 21,769
         Leasehold improvements                                     53,898
                                                             -------------
              Sub total                                            622,544
         Less: Accumulated depreciation and amortization          (520,266)
                                                             -------------
              Net Book Value                                       102,278
                                                             =============

Note 5:  COMMITMENTS AND CONTINGENCIES

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

Note 6: STOCKHOLDERS' EQUITY

Stock Option Plan
-----------------
In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock had been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In February 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,000,000. In December 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,250,000. Furthermore, in February 2005, the shareholders approved additional 250,000 shares, resulting to the total number of shares that may be granted under the Option Plan to 1,500,000. All of the preceding numbers of options are based on numbers of options prior to the two-for-one stock split on August 14, 2006. The Option Plan terminated in September 2006 by its term.

All of the following numbers of options are based on numbers of options after the two-for-one stock split on August 14, 2006. On August 18, 2006, the Company accelerated the vesting of stock options previously awarded for which the underlying shares are registered, excluding 500,000 options for shares of unregistered stock. As a result, Options to purchase approximately 505,000 shares of common stock were accelerated, representing approximately 25% of all outstanding options. The Company's decision for this acceleration was to eliminate future compensation expense that the Company would otherwise recognize with respect to these options following the Company's adoption of SFAS 123(R), Share-Based Payment. The Company adopted FAS No. 123(R) on September 1, 2006, which is the beginning of the Company's 2007 fiscal year.

The following summarized the stock option transactions.

                                                                     Weighted-Average
                                                   Number of          Exercise Price
                                                    Options             Per Share
                                                 --------------       --------------

         Outstanding, August 31, 2006                 2,040,072       $         1.33
                            Granted                     100,000       $         2.15
                            Exercised                    (8,000)      $         0.81
                            Expired/Canceled             (1,000)      $         2.25

         Outstanding, November 30, 2006               2,131,072       $         1.37
                                                 --------------       --------------

         Exercisable, November 30, 2006               1,951,072       $         1.37
                                                 ==============       ==============


                              Options Outstanding & Unvested at November 30, 2006
                              ---------------------------------------------------
                                                                     Remaining              Weighted
                                                   Number         Contractual Life          Average
                                                 Outstanding         (in years)          Exercise Price
                                                 -----------      ----------------       --------------
         Non Vested before 9/1/2006                100,000                                 $  1.6950
              Granted                              100,000                                 $  2.1500
              Forfeited                              1,000                                 $  2.2500
              Vested                                20,000                                 $  1.6950
         Non Vested at 11/30/2006                  180,000              9.29               $  1.9500

The fair value of the options granted during the three months ended November 30, 2006 is estimated at $81,860. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended November 30, 2006: dividend yield of 0%, expected volatility of 11%, risk-free interest rate of 4.72%, and expected life of ten years. The weighted-average fair value of options granted during the first fiscal quarter of FY07 was $0.82, and the weighted-average exercise price was $2.15.

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 5.1 years at November 30, 2006. The exercise prices for the options outstanding at November 30, 2006 ranged from $0.53 to $2.48, and the information relating to these options is as follows:

                                                               Weighted-Average       Weighted-Average    Weighted-Average
                                                                   Remaining             Exercise            Exercise
                                                               Contractual Life          Price of            Price of
                       Stock Options       Stock Options          of Options             Options             Options
 Exercise Price         Outstanding         Exercisable           Outstanding          Outstanding         Outstanding
------------------    ----------------    ----------------    --------------------    ---------------     ---------------
$0.53 - 1.00                  789,672             789,672          3.5 years                 $  0.73             $  0.73
$1.00 - 1.50                  668,400             668,400          3.2 years                 $  1.33             $  1.33
$1.50 - 2.50                  673,000             493,000          9.0 years                 $  2.16             $  2.24
                      ----------------    ----------------
                            2,131,072           1,951,072
                      ================    ================

Other Stock Options
-------------------
As of November 30, 2006, the independent members of the Board of Directors hold options to purchase 22,412 shares of common stock at exercise prices ranging from $0.60 to $2.63, which options were granted on or before August 31, 2006.

                                        Number of        Weighted average
                                         Options          exercise price
                                        ---------         --------------

       Options Outstanding                22,412             $ 1.44
       Options exercisable                18,412             $ 1.28


Note 7:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Our reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the three months ended November 30, 2006 and 2005:

                                             November 30, 2006
-------------------------------------------------------------------------------------------------------------
                                                Simulations
                                                 Plus, Inc      Words +, Inc.    Eliminations       Total
--------------------------------------------- ---------------- ---------------- --------------- -------------
Net Sales                                             824,303          632,148                     1,456,451
--------------------------------------------- ---------------- ---------------- --------------- -------------
Income (loss) from operations                         109,089          (34,482)                       74,607
--------------------------------------------- ---------------- ---------------- --------------- -------------
Identifiable assets                                 6,515,286        1,793,374      (1,774,914)    6,533,746
--------------------------------------------- ---------------- ---------------- --------------- -------------
Capital expenditures                                    5,874           12,398                        18,272
--------------------------------------------- ---------------- ---------------- --------------- -------------
Depreciation and Amortization                           4,598            7,544                        12,142
--------------------------------------------- ---------------- ---------------- --------------- -------------

                                             November 30, 2005
-------------------------------------------------------------------------------------------------------------
                                                Simulations
                                                 Plus, Inc      Words +, Inc.    Eliminations       Total
--------------------------------------------- ---------------- ---------------- --------------- -------------
Net Sales                                             198,889          619,926                       818,815
--------------------------------------------- ---------------- ---------------- --------------- -------------
Income (loss) from operations                        (253,284)          14,524                      (238,760)
--------------------------------------------- ---------------- ---------------- --------------- -------------
Identifiable assets                                 5,601,917        1,468,626      (1,757,154)    5,313,389
--------------------------------------------- ---------------- ---------------- --------------- -------------
Capital expenditures                                    9,446            6,211                        15,657
--------------------------------------------- ---------------- ---------------- --------------- -------------
Depreciation and Amortization                           3,357            8,507                        11,860
--------------------------------------------- ---------------- ---------------- --------------- -------------



In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the nine months ended
November 30, 2006 and 2005 were as follows (in thousands):

                                             November 30, 2006
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
                                    North                                                South
                                   America        Europe        Asia        Oceania      America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                    471          173          180          -0-          -0-        824
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                              563           49           18          -0-            2        632
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                   1,034          222          198          -0-            2      1,456
------------------------------ =============== ============ ============ ============ ============ ==========

                                             November 30, 2005
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
                                    North                                                South
                                   America        Europe        Asia        Oceania      America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                     74            8          117          -0-          -0-        199
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                              551           47           10           10            2        620
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                     625           55          127           10            2        819
------------------------------ =============== ============ ============ ============ ============ ==========


Note 8:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees. We make matching contributions equal to 100% of the employee's elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Contributions by the Company to this Plan amounted to $14,703 and $11,765 for the three months ended November 30, 2006 and 2005, respectively.

Note 9:  SUBSEQUENT EVENT

Since December 1, 2006, an additional 30,052 stock options to purchase shares have been exercised by employees.

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

ADMET PREDICTOR/ADMET MODELER
-----------------------------
ADMET (Absorption, Distribution, Metabolism and Excretion and Toxicity) Predictor consists of a library of statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures. This capability means a chemist can merely draw a molecule diagram and get estimates of these properties, even though the molecule has never existed. Drug companies search through millions of such "virtual" molecular structures as they attempt to find new drugs. The vast majority of these molecules are not suitable as medicines for various reasons. Some have such low solubility that they will not dissolve well, some have such low permeability through the intestinal wall that they will not be absorbed well, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (like albumin) in blood to such a high extent that little unbound drug is available to reach the target, and some will be toxic in various ways. Identification of such properties as early as possible enables researchers to eliminate poor compounds without spending time and money to make them and then run experiments to identify these weaknesses. Today, many molecules can be eliminated on the basis of computer predictions, such as those provided by ADMET Predictor.

ADMET Predictor 2.0 with integrated ADMET Modeler was released at the beginning of this reporting period. The two programs are now combined into a single offering for greater user convenience and to enhance the ADMET Predictor product in a very competitive market.

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

In addition to the recent integration of ADMET Modeler into ADMET Predictor, we have also added a number of important improvements to ADMET Modeler, including:
(1) a new, state-of-the-art modeling method known as Kernel Partial Least Squares (KPLS); (2) an advanced method for selecting the best model among a matrix of models that each use different numbers of inputs and different model architectures; (3) improved methods for the sensitivity analysis that helps to select the most important inputs for a particular model, and (4) an integrated Model Editor that allows users to easily hide or display models, as well as to change the "tooltips" (helpful hints) that appear when the mouse is paused over any model column.

CLASSPHARMER(TM)
----------------
In November 2005, we acquired certain secured assets of Bioreason, Inc. from its former creditors, including two patents governing classification algorithms, a proprietary database curated from the literature of over 5,000 compounds with measured mutagenicity in various strains of Salmonella (the experiment for this is known as the "Ames test" in the industry), and a software package called ClassPharmer. ClassPharmer is a molecule classification software program, similar in nature to ChemTK(TM), which we had acquired from Sage Informatics, LLC in August 2005, but with more sophisticated proprietary classification algorithms and various additional convenience features. The Bioreason version of ClassPharmer was programmed in a combination of programming languages that made it run much more slowly than ChemTK, and certain elements of the ChemTK user interface were more user-friendly and visually pleasing than ClassPharmer.

We integrated ChemTK and ClassPharmer into a single program and released ClassPharmer 4.0 in March 2006. Additional improvements based on customer feedback were incorporated into Version 4.1, which was released just after the end of the 4th quarter. As announced in our press release of October 9, 2006, monies received from ClassPharmer sales and acquired accounts payable had exceeded one million dollars at that time, this exceeding the original acquisition costs in only 11 months.

DDDPLUS
-------
DDDPlus (Dose Disintegration and Dissolution Plus) was first released in February 2005. DDDPlus simulates how different tablets and capsules disintegrate and dissolve during IN VITRO (laboratory) dissolution experiments. The program also simulates the effects of changing formulation excipients (additives that are not the active drug), and changing the experimental apparatus and fluids used in the experiment. We believe this tool will be a valuable asset for formulation scientists as they search for optimum formulations that provide desirable properties at minimum cost, as well as optimum experimental conditions under which to measure disintegration and dissolution to best predict what will happen in human. We believe the market for this tool includes hundreds of drug delivery companies as well as all pharmaceutical and most biotech companies.

Over 60 companies evaluated Version 1.0 of DDDPlus. This was an indication of the strong interest and business potential in this area. Through the evaluation process, we received valuable feedback about what would be required for various customers to license the software, and we have now incorporated those improvements. We have also added significant new functionality by enabling formulation scientists to optimize experimental conditions to achieve a desired dissolution-time profile, and to handle polymer matrix formulations that are often used in controlled release formulations. Version 2.0 was released in the 3rd quarter and was evaluated at several potential customer sites. A number of additional suggestions were received and incorporated into Version 2.1, which is now shipping. Sales of DDDPlus began to increase following the release of Version 2.0, along with the number of potential new customers evaluating the program.

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

GASTROPLUS
----------
GastroPlus simulates the absorption and pharmacokinetics of drugs in the human gastrointestinal tract as well as in a number of animals. This sophisticated simulation has equations for the movement of the drug through the gastrointestinal tract, dissolution and precipitation along the way, degradation by chemical or metabolic processes in the gastrointestinal tract prior to absorption, and rate of absorption through various regions of the intestinal wall into the blood stream. After absorption for oral administration, or direct injection into the blood via intravenous administration, the program simulates the concentration of drug in the blood plasma versus time, accounting for the distribution of the drug into various tissues and its elimination by various routes (pharmacokinetics). The program also enables fitting models for and simulating how a drug affects the body (pharmacodynamics), such as reducing pain, reducing blood pressure, reducing depression, and causing adverse side effects.

We believe GastroPlus is the "gold standard" in the industry for its class of simulation software. It is used from early drug discovery through preclinical development and into early clinical trials. The information provided through GastroPlus simulations guides project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) the best "first dose in human" for a new drug prior to Phase I trials, (2) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (3) whether the absorption process is affected by certain enzymes and transporter proteins in the intestinal tract that may cause the amount of drug reaching the blood to be very different from one region of the intestine to another, (4) when certain properties of a new compound are probably adequately estimated through computer ("in silico") predictions or simple experiments rather than through more expensive and time-consuming IN VITRO or animal experiments, (5) what the likely variations in blood and tissue concentration levels would be in a large population, in different age groups or in different ethnic groups, and (6) whether a new formulation for an existing approved drug is likely to demonstrate "bioequivalence" (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial.

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

During this reporting period, we released version 5.2, adding several new user convenience features as well as additional simulation capabilities.

We are aware that other companies have developed competitive software; however, based on customer feedback, we believe that the competitive threat to GastroPlus is limited. We continue working on improving GastroPlus under the two-year (one full-time equivalent) contract we announced on August 31, 2006, as well as our own internal product improvement efforts.

CONTRACT RESEARCH SERVICES
--------------------------
Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 40 prestigious scientific meetings worldwide in the past three years. We conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been increasing steadily, and we expect this trend to continue. Consulting contracts serve both to showcase our technologies and as a way to build relationships with new customers, as well as strengthening relationships with our existing customers.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                    ------------------------------------------------------------
                                                                          Three Months Ended
                                                    ------------------------------------------------------------
                                                                 11/30/06                     11/30/05
                                                    ------------------------------- ----------------------------
Net sales                                                 $   1,456          100%      $    819           100%
Cost of sales                                                   441          30.3           332           40.5
                                                    ---------------- -------------- ------------ ---------------
Gross profit                                                  1,015          69.7           487           59.5
                                                    ---------------- -------------- ------------ ---------------
Selling, general and administrative                             757          52.0           629           76.8
Research and development                                        183          12.6            97           11.8
                                                    ---------------- -------------- ------------ ---------------
Total operating expenses                                        940          64.6           726           88.6
                                                    ---------------- -------------- ------------ ---------------
Income (loss) from operations                                    75           5.2          (239)         (29.2)
                                                    ---------------- -------------- ------------ ---------------
Other income (expense)                                           19           1.3            (1)           0.0
                                                    ---------------- -------------- ------------ ---------------
Net income (loss) before taxes                                   94           6.5          (240)         (29.3)
                                                    ---------------- -------------- ------------ ---------------
Benefit from (provision for) income taxes                       (21)         (1.4)%          42            5.1%
                                                    ---------------- -------------- ------------ ---------------
Net income (loss)                                         $      73           5.0%      $  (198)         (24.2)%
                                                    ================ ============== ============ ===============

NET SALES

Consolidated net sales increased $637,000, or 77.8%, to $1,456,000 in the first fiscal quarter of 2007 (1QFY07) from $819,000 in the first fiscal quarter of 2006 (1QFY06). Our sales from pharmaceutical and educational software increased approximately $625,000, or 314.5%; and our Words+, Inc. subsidiary's sales increased approximately $12,000, or 2.0%, for the quarter. We attribute the increase in pharmaceutical software sales primarily to increased licenses, both to new customers and for new modules and additional licenses to renewal customers.

We attribute the increase in Words+ sales primarily to an increase in sales of "Say-it! SAM", "MessageMates" and "Freedom" products. Some declines in software sales and "TuffTalker Plus" products were offset by these increases.

COST OF SALES

Consolidated cost of sales increased $109,000, or 32.8%, to $441,000 in the first fiscal quarter of FY07 from $332,000 in the first fiscal quarter of FY06. The percentage of cost of sales in the first fiscal quarter of FY07 decreased 10.2% from the first fiscal quarter of FY06. For Simulations Plus, cost of sales increased $86,000, or 286.9%. However, as a percentage of revenues, cost of sales decreased to 14.2% in 1QFY07 from 15.2% in 1QFY06. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. Thus, we attribute the decrease in the percentage of cost of sales primarily to the increase in sales.

For Words+, cost of sales increased $23,000, or 7.7%. As a percentage, cost of sales increased 2.7% between the first fiscal quarter of FY06 and FY05. We attribute the percentage increase in cost of sales for Words+ primarily to the increased costs of computers and PDAs which are main parts for the systems we sell. Last fiscal year, we were able to obtain purchase discounts by volume purchases of computers and PDAs; however such discounts were not available to us when the new models came on the market and the previous models were discontinued.

GROSS PROFIT

Consolidated gross profit increased $528,000, or 108.4%, to $1,015,000 in the first fiscal quarter of FY07 from $487,000 in the first fiscal quarter of FY06. We attribute this increase to the increase in sales of pharmaceutical software which outweighed a decrease in profit margin on Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative (SG&A) expenses increased $128,000, or 20.4%, to $757,000 in the first fiscal quarter of FY07 from $629,000 in the first fiscal quarter of FY06. For Simulations Plus, SG&A increased $78,000, or 22.2%. As a percentage of sales, SG&A decreased from approximately 177% in the first fiscal quarter of FY06 to approximately 53% in the first fiscal quarter of FY07. The major increases in SG&A expenses were selling expenses, such as commissions to dealers and trade shows, as well as printer rental, salaries, and payroll-related expenses such as health insurance and payroll taxes, which outweighed decreases in professional fees.

For Words+, SG&A expenses increased $40,000, or 14.2%, due primarily to increases in commissions, catalogs, marketing consultant fees, telephone and supplies. These increases outweighed decreases in depreciation, technical service costs, and dues and subscriptions.

RESEARCH AND DEVELOPMENT

We incurred approximately $317,000 of research and development costs for both companies during the first fiscal quarter of FY07. Of this amount, $133,000 was capitalized and $184,000 was expensed. In the first fiscal quarter of FY06, we incurred $460,000 of research and development costs, of which $363,000, including an allocation of appraised value of $246,000 on ClassPharmer software, was capitalized and $97,000 was expensed. The decrease of $143,000, or 31.1%, in total research and development expenditures from the first fiscal quarter of FY06 to the first fiscal quarter of FY07 was due primarily to the purchase of ClassPharmer software in FY06, which outweighed increases in salaries because of new hires and salary increases to existing staff since the first fiscal quarter of FY06. The increase of $86,000 in expensed R&D from $97,000 to $183,000 is primarily to staff additions in our Life Sciences department.

OTHER INCOME (EXPENSE)

Net other income (expense) in the first fiscal quarter of FY07 increased by $20,000, from net expense of $1,000 to net income of $19,000. This is due primarily to increased interest revenue from Money Market accounts, which outweighed a loss on currency exchange.

BENEFIT FROM (PROVISION FOR) INCOME TAXES

We estimated a provision for income tax for $21,000 in the first fiscal quarter of FY07, while there was a benefit of income tax for $42,000 in the first fiscal quarter of FY06.

NET INCOME (LOSS)

Consolidated net income for the three months' operations increased by $271,000 to an income of $73,000 in the first quarter of FY07 compared to a loss of $198,000 in the first quarter of FY06. We attribute this increase in profit primarily to the increases in pharmaceutical software and other income, which outweighed increases in cost of sales, selling, and general and administrative expenses, research and development expenses, provision for income taxes, and a loss from Words+ operations.

LIQUIDITY AND CAPITAL RESOURCES

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we were compensated in Japanese yen by some Japanese customers. As a result, we experienced a small loss from currency exchange in the first three months of FY07. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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

Item 5.           Other Information
                  -----------------
                  None.

Item 6.           Exhibits and Reports on form 8-K
                  --------------------------------

                  (a)      Exhibits:

                  31.1  -2 Certification of Chief Executive Officer and
                           Chief Financial Officer
                  32 Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 15, 2007.

                                                     Simulations Plus, Inc.

Date:  January 15, 2007                     By:      /s/ MOMOKO BERAN
                                                     -----------------------
                                                     Momoko Beran
                                                     Chief Financial Officer