Form 10QSB
period 2007-02-28
SIMULATIONS PLUS INC
filed 2007-04-10
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2007 or

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

Yes [x] No [ ]


The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of April 10, 2007, was 7,716,400.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   Page
                                                                            ----

         Consolidated Balance Sheet at February 28, 2007 (unaudited)          2

         Consolidated Statements of Operations for the three months
            and six months ended February 28, 2007 and 2006 (unaudited)       4

         Consolidated Statements of Cash Flows for the six months
            ended February 28, 2007 and 2006 (unaudited)                      5

         Notes to Consolidated Financial Statements (unaudited)               7

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                             17

         Results of Operations                                               21

         Liquidity and Capital Resources                                     25

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          26

Item 4.  Controls and Procedures                                             26

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   27

Item 2.  Changes in Securities                                               27

Item 3.  Defaults upon Senior Securities                                     27

Item 4.  Submission of Matters to a Vote of Security Holders                 27

Item 5.  Other Information                                                   28

Item 6.  Exhibits and Reports on Form 8-K                                    28

Signature                                                                    29
Exhibit - Certifications

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                             at February 28,2007
                                                                     (Unaudited)
--------------------------------------------------------------------------------



                                     ASSETS

Current assets
     Cash and cash equivalents                                        $3,219,116
     Accounts receivable, net of allowance for doubtful accounts
         and estimated contractual discounts of $40,728                1,431,848
     Contracts receivable, net of discounts of $1,059                    145,501
     Inventory                                                           274,384
     Prepaid expenses and other current assets                            66,183
     Current portion of deferred tax                                     190,034
                                                                      ----------

            Total current assets                                       5,327,066

Capitalized computer software development costs,
     net of accumulated amortization of $2,650,537                     1,417,247
Property and equipment,                                                  105,183
     net of accumulated depreciation of $527,237 (Note 4)
Customer relationships, net of accumulated amortization of $44,260        83,782
Deferred tax                                                             701,446
Other assets                                                              18,445
                                                                      ----------
                Total assets                                          $7,653,169
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                 $  310,741
     Accrued payroll and other expenses                                  424,638
     Accrued bonuses to officers                                         105,566
     Accrued warranty and service costs                                   35,126
     Current portion of deferred revenue                                 110,923
     Other current liabilities                                                --
                                                                      ----------
         Total current liabilities                                       986,994

Deferred revenue                                                          59,647

            Total liabilities                                          1,046,641
                                                                      ----------
Commitments and contingencies (Note 5)                                        --

Shareholders' equity (Note 6)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                     --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         7,611,700 shares issued and outstanding                           3,964
     Additional paid-in capital                                        5,471,036
     Retained Earnings                                                 1,131,528
                                                                      ----------
            Total shareholders' equity                                 6,606,528
                                                                      ----------
                Total liabilities and shareholders' equity            $7,653,169
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.


                                                                                  SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                        for the three and six months ended February 28,
                                                                                                            (Unaudited)
-----------------------------------------------------------------------------------------------------------------------


                                                                Three months ended               Six months ended
                                                               2007            2006            2007            2006
                                                            -----------     -----------     -----------     -----------

Net sales                                                   $ 2,533,836     $ 1,481,791     $ 3,990,287     $ 2,300,606

Cost of sales                                                   557,102         387,067         998,542         718,664
                                                            -----------     -----------     -----------     -----------
Gross profit                                                  1,976,734       1,094,724       2,991,745       1,581,942
                                                            -----------     -----------     -----------     -----------
Operating expenses
     Selling, general, and administrative                       936,114         687,737       1,692,891       1,316,493
     Research and development                                   216,432         119,713         400,059         216,935
                                                            -----------     -----------     -----------     -----------
         Total operating expenses                             1,152,546         807,450       2,092,950       1,533,428
                                                            -----------     -----------     -----------     -----------
Income (loss) from operations                                   824,188         287,274         898,795          48,514
                                                            -----------     -----------     -----------     -----------
Other income (expense)
     Interest income                                             24,881           5,621          40,809           9,102
     Miscellaneous income                                            --              --             358              50
     Interest expense                                                --              --              --              --
     Gain on sale of assets                                       3,102           3,126           3,102           3,126
     Gain on currency exchange                                    4,055           3,953           7,027          (1,349)
                                                            -----------     -----------     -----------     -----------
         Total other income (expense)                            32,038          12,700          51,296          10,929
                                                            -----------     -----------     -----------     -----------
Income before benefit from (provision for)
     income taxes                                               856,226         299,974         950,091          59,443

Benefit from (provision for) income taxes
     Provision for income tax                                  (188,370)        (51,511)       (209,020)         (9,511)
     Change in valuation allowance                                   --              --              --              --
                                                            -----------     -----------     -----------     -----------
         Total benefit from (provision for) income taxes       (188,370)        (51,511)       (209,020)         (9,511)
                                                            -----------     -----------     -----------     -----------

Net income                                                  $   667,856     $   248,463     $   741,071     $    49,932
                                                            ===========     ===========     ===========     ===========
Basic earnings per share                                    $      0.09     $      0.03     $      0.10     $      0.01
                                                            ===========     ===========     ===========     ===========
Diluted earnings per share                                  $      0.07     $      0.03     $      0.08     $      0.01
                                                            ===========     ===========     ===========     ===========
Weighted-average common shares outstanding
     Basic                                                    7,519,962       7,341,756       7,482,048       7,319,862
                                                            ===========     ===========     ===========     ===========
     Diluted                                                  9,014,825       8,180,450       8,812,656       8,107,420
                                                            ===========     ===========     ===========     ===========

  * The number of shares at February 28, 2006 have been retroactively restated to reflect a 2-for-1 stock split that occurred on August 14, 2006.


                      The accompanying notes are an integral part of these financial statements.



                                                              SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              for the six months ended February 28,
                                                                                        (Unaudited)
---------------------------------------------------------------------------------------------------

                                                                           2007             2006
                                                                        -----------     -----------
Cash flows from operating activities
    Net income                                                          $   741,071     $    49,932
    Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization of property and equipment             24,197          21,466
         Amortization of customer relationships                              16,582           9,600
         Bad debt expense                                                    48,000              --
         Amortization of capitalized software development
           costs                                                            222,811         119,718
         Stock-based compensation                                             9,849              --
         Contribution of Equipment at book value                                774              --
         (Gain) on sale of assets                                            (3,102)         (3,126)

         (Increase) decrease in
           Accounts receivable                                              194,597         212,969
           Inventory                                                        (37,335)         39,548
           Deferred tax                                                     209,020           9,511
           Other assets                                                      15,113          29,404
         Increase (decrease) in
           Accounts payable                                                  95,322          93,426
           Accrued payroll and other expenses                                59,726         (88,157)
           Accrued bonuses to officers                                        6,813         (38,680)
           Accrued income taxes                                              (1,600)         (1,600)
           Accrued warranty and service costs                                   374           8,101
           Deferred revenue                                                  41,109        (126,708)
                                                                        -----------     -----------
              Net cash provided by operating activities                   1,643,321         335,404
                                                                        -----------     -----------



Cash flows from investing activities
    Purchases of property and equipment                                     (35,143)        (41,075)
    Purchase of Bioreason's assets                                              --        (826,192)
    Proceeds from sale of assets                                              4,475           7,215
    Capitalized computer software development costs                        (265,616)       (246,154)
                                                                        -----------     -----------
              Net cash used in investing activities                        (296,284)     (1,106,206)
                                                                        -----------     -----------
Cash flows from financing activities
    Proceeds from the exercise of stock options                             187,043          84,432
                                                                        -----------     -----------
              Net cash provided by financing activities                     187,043          84,432
                                                                        -----------     -----------
                Net increase (decrease) in cash and cash equivalents    $ 1,534,080     $  (686,370)

Cash and cash equivalents, beginning of year                              1,685,036       1,754,042
                                                                        -----------     -----------
Cash and cash equivalents, end of quarter                               $ 3,219,116     $ 1,067,672
                                                                        ===========     ===========

Supplemental disclosures of cash flow information

    Interest paid                                                       $        --     $        --
                                                                        ===========     ===========
    Income taxes paid                                                   $     1,600     $     1,600
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

                                                 6


                             SIMULATIONS PLUS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1: GENERAL

As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.


Note 2: SIGNIFICANT ACCOUNTING POLICIES

Estimates
---------
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Actual results could differ from those estimates. Significant accounting policies for us include revenue recognition, accounting for capitalized software development costs, and accounting for income taxes.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Simulations Plus, Inc. and its wholly owned subsidiary, Words+, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition
-------------------
We recognize revenue related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position (SOP) No. 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of unlocking the software on the customer's computer(s), net of estimated allowances and returns. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time, and the costs of providing such support services are accrued and amortized over the obligation period.

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

We enter into one-year license agreements with most of our customers for the use of our pharmaceutical software products. However, from time to time, we enter into multi-year license agreements. We now unlock and invoice software one year at a time for multi-year licenses. Therefore, revenue is now recognized one year at a time. This eliminates the extreme variability in reported revenues and earnings that we experienced in the past caused by booking multi-year license revenues up front.

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

Our long-term receivables are discounted at the present value. The discount is amortized over the life of the receivable and recognized as interest income. The balance as of February 28, 2007 represents receivables which we purchased as a part of Bioreason's assets in November 2005.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $222,813 and $119,718 for the six months ended February 28, 2007 and 2006, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

We test capitalized computer software costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable within a reasonable time. As a result, we have written off $1,763 during the six months ended February 28, 2007.

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

Shipping and Handling
---------------------
Shipping and handling costs, recorded as cost of sales, amounted to $50,243 and $40,859 for the six months ended February 28, 2007 and 2006, respectively.

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

At the end of fiscal year 2006, we recorded $1,100,500 in deferred tax assets. For the first six months of fiscal year 2007, we recorded a provision for deferred taxes in the amount of $209,020, resulting in a deferred tax asset of $891,480 at February 28, 2007. The evaluation of the deferred tax assets is based on our history of generating taxable profits and our projections of future profits as well as expected future tax rates to determine if the realization of the deferred tax asset is more-likely-than-not. Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Simulations Plus, Inc. and its wholly owned subsidiary, Words+, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Customer relationships
----------------------
The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships were recorded at a cost of $128,042, and are being amortized over 78 months under the sum-of-the-years'-digits method. Amortization expense for the six months ended and accumulated amortization as of February 28, 2007 amounted to $16,582 and $44,260, respectively.

Earnings per Share
------------------
The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the six months ended February 28, 2007 and 2006 were as follows (the number of shares at 2/28/2006 reflects the effect of a 2-for-1 stock split for comparison purposes):

                                                       02/28/2007     02/28/2006
                                                       ----------     ----------

Numerator
    Net income (loss) attributable to common
       shareholders                                 $   741,071     $    49,932

Denominator
    Weighted-average number of common shares
       outstanding during the year                    7,482,048       7,319,862
    Dilutive effect of stock options                  1,330,608         787,558

Common stock and common stock equivalents used
    for diluted earning per share                     8,812,656       8,107,420


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

Effective September 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the six months ended February 28, 2007 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period. As a result of adopting SFAS No. 123R on September 1, 2006, our stock-based compensation was $9,849 for the six months ended February 28, 2007, and included in the condensed consolidated statements of operations as Research and Development expense.

The table below represents our pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if we had applied the fair value recognition provisions of SFAS No. 123 for the six months ended February 28, 2006.

                                                                   Six Months
                                                                     Ended
                                                               February 28, 2006
                                                               -----------------
Net income (loss)
   As reported                                                    $      49,932
      Stock based employee compensation cost, net of
        related tax effects, that would have been
        included in the determination of net income
        if the fair value method had been applied                       (67,311)
                                                                  -------------

          Pro forma net income (loss)                             $     (17,379)
                                                                  =============

    Earnings (loss) per common share

        Basic - as reported                                       $        0.01
        Basic - Pro forma                                         $        0.00

        Diluted - as reported                                     $        0.01
        Diluted - Pro forma                                       $        0.00

For the six months ended February 28, 2007, the stock-based employee compensation expense using the fair value recognition method under SFAS No. 123R is included in the condensed consolidated statements of operations. Therefore, it is not presented in the pro forma table above.

Concentrations and Uncertainties
--------------------------------
International sales accounted for 36% and 34% of net sales for the six months ended February 28, 2007 and 2006, respectively. For Simulations Plus, Inc., two customers accounted for 22% and 15% of net sales during the six months ended February 28, 2007, and for Words+, Inc., one government agency accounted for 28%, and one customer accounted 13% of net sales during the six months ended February 28, 2007.

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus, five customers comprised 25%, 20%, 13%, 12% and 10% of its accounts receivable at February 28, 2007, and three customers comprised 29%, 15% and 15% of accounts receivable at February 28, 2006. For Words+, one government agency comprised 37% and 23% of its accounts receivable at February 28, 2007 and 2006, respectively.

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

In September 2006, The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended August 2007. Since we believe there are no material misstatements in our prior year financial statements, we anticipate that the application of SAB 108 will not have a material effect on our consolidated financial statements.

Note 3:  CASH AND CASH EQUIVALENTS

The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At February 28, 2007, the uninsured portions aggregated to $2,741,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 4:  PROPERTY AND EQUIPMENT

Furniture and equipment as of February 28, 2007 consisted of the following:


         Equipment                                                 $    160,428
         Computer equipment                                             334,824
         Furniture and fixtures                                          61,498
         Automobile                                                      21,769
         Leasehold improvements                                          53,898
                                                                   ------------
              Sub total                                                 632,417
         Less: Accumulated depreciation and amortization               (527,234)
                                                                   ------------
              Net Book Value                                            105,183
                                                                   ============

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

Note 6: STOCKHOLDERS' EQUITY

Stock Option Plan
-----------------
In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock had been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In February 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,000,000. In December 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,250,000. Furthermore, in February 2005, the shareholders approved additional 250,000 shares, resulting to the total number of shares that may be granted under the Option Plan to 1,500,000. All of the preceding numbers of options are based on numbers of options prior to the two-for-one stock split on August 14, 2006. The 1996 Stock Option Plan expired in September 2006.

On February 23, 2007, the Board of Directors adopted and the shareholders approved the 2007 Stock Option Plan under which a total of 500,000 shares of common stock has been reserved for issuance.

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

                                                              Weighted-Average
                                              Number of        Exercise Price
                                               Options           Per Share
                                             ------------     ---------------

Outstanding, August 31, 2006                  2,040,072          $   1.33
     Granted                                    100,000          $   2.15
     Exercised                                 (170,204)         $   1.16
     Expired/Canceled                           (96,000)         $   2.15

Outstanding, February 28, 2007                1,873,868          $   1.35
                                             ----------          --------

Exercisable, February 28, 2007                1,788,868          $   1.34
                                             ==========          ========

                       Options Outstanding & Unvested at February 28, 2007
                       ---------------------------------------------------

                                                             Remaining                Weighted
                                                          Contractual Life             Average
                                   Number Outstanding        (in years)           Fair Market Price
                                   ------------------        ----------           -----------------
Non Vested before 9/1/2006              100,000                                       $  0.62
   Granted                              100,000                                       $  0.82
   Cancelled                             95,000                                       $  0.82
   Vested                                20,000                                       $  0.62
Non Vested at 02/28/2007                 85,000                 8.61                  $  0.63


The fair value of the options granted during the six months ended February 28, 2007 is estimated at $81,860, of which 95% has been cancelled, reducing this figure to $4,093. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended February 28, 2007: dividend yield of 0%, expected volatility of 11%, risk-free interest rate of 4.72%, and expected life of ten years. The weighted-average fair value of options granted during the first fiscal quarter of FY07 was $0.82, and the weighted-average exercise price was $2.15.

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 5.1 years at February 28, 2007. The exercise prices for the options outstanding at February 28, 2007 ranged from $0.53 to $2.48, and the information relating to these options is as follows:

                                                               Weighted-Average       Weighted-Average    Weighted-Average
                                                                   Remaining             Exercise            Exercise
                                                               Contractual Life          Price of            Price of
                       Stock Options       Stock Options          of Options             Options             Options
 Exercise Price         Outstanding         Exercisable           Outstanding          Outstanding         Exercisable
------------------    ----------------    ----------------    --------------------    ---------------     ---------------
$0.53 - 1.00                  716,768             716,768          3.3 years                 $  0.73             $  0.73
$1.00 - 1.50                  603,600             603,600          3.0 years                 $  1.35             $  1.35
$1.50 - 2.50                  553,500             468,500          8.5 years                 $  2.16             $  2.24
                      ----------------    ----------------
                            1,873,868           1,788,868
                      ================    ================

Other Stock Options
-------------------
As of February 28, 2007, the independent members of the Board of Directors hold options to purchase 22,412 shares of common stock at exercise prices ranging from $0.60 to $2.63, which options were granted on or before August 31, 2006.

                                                            Weighted average
                                   Number of Options         exercise price
                                   -----------------         --------------

       Options Outstanding               22,412                  $ 1.28
       Options exercisable               18,412                  $ 1.07

Note 7:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Our reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the six months ended February 28, 2007 and 2006:

                                             February 28, 2007
-------------------------------------------------------------------------------------------------------------
                                                Simulations
                                                 Plus, Inc      Words +, Inc.    Eliminations       Total
--------------------------------------------- ---------------- ---------------- --------------- -------------
Net Sales                                           2,632,197        1,358,090                     3,990,287

Income (loss) from operations                         923,517         (24,722)                       898,795

Identifiable assets                                 7,471,982        1,891,003     (1,709,816)     7,653,169

Capital expenditures                                   15,709           19,434                        35,143

Depreciation and Amortization                           9,613           14,584                        24,197


                                             February 28, 2006
-------------------------------------------------------------------------------------------------------------
                                                Simulations
                                                 Plus, Inc      Words +, Inc.    Eliminations       Total
--------------------------------------------- ---------------- ---------------- --------------- -------------
Net Sales                                           1,082,788        1,217,818                     2,300,606

Income (loss) from operations                        (20,410)           68,924                        48,514

Identifiable assets                                 5,748,165        1,579,578     (1,786,137)     5,541,606

Capital expenditures                                   23,514           22,562                        46,076

Depreciation and Amortization                           6,792           14,674                        21,466


In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the six months ended February 28, 2007 and 2006 were as follows (in thousands):

                                                   February 28, 2007
-------------------------------------------------------------------------------------------------------------
                                     North                                                South
                                    America       Europe        Asia        Oceania      America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                  1,414          908          310          -0-          -0-      2,632

Words+, Inc.                            1,129          191           25           11            2      1,358
                               --------------- ------------ ------------ ------------ ------------ ----------
Total                                   2,543        1,099          335           11            2      3,990
                               =============== ============ ============ ============ ============ ==========

                                                     February 28, 2006
-------------------------------------------------------------------------------------------------------------
                                    North                                                 South
                                   America        Europe        Asia        Oceania      America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                    526          316          241          -0-          -0-      1,083

Words+, Inc.                            1,072          107           26           11            2      1,218
                               --------------- ------------ ------------ ------------ ------------ ----------
Total                                   1,598          423          267           11            2      2,301
                               =============== ============ ============ ============ ============ ==========


Note 8:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees. We make matching contributions equal to 100% of the employee's elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Contributions by the Company to this Plan amounted to $30,518 and $23,122 for the six months ended February 28, 2007 and 2006, respectively.

Note 9:  SUBSEQUENT EVENT

Since March 1, 2007, an additional 104,700 stock options to purchase shares have been exercised by employees that generated $164,137 in proceeds.

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


SIMULATIONS PLUS
----------------

PRODUCTS
--------
We currently offer four software products for pharmaceutical research: ADMET Predictor(TM), ClassPharmer(TM), DDDPlus(TM), and GastroPlus(TM).

ADMET PREDICTOR
---------------
ADMET (Absorption, Distribution, Metabolism and Excretion and Toxicity) Predictor consists of a library of statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures. This capability means a chemist can merely draw a molecule diagram and get estimates of these properties, even though the molecule has never existed. Drug companies search through millions of such "virtual" molecular structures as they attempt to find new drugs. The vast majority of these molecules are not suitable as medicines for various reasons. Some have such low solubility that they will not dissolve well, some have such low permeability through the intestinal wall that they will not be absorbed well, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (like albumin) in blood to such a high extent that little unbound drug is available to reach the target, and some will be toxic in various ways. Identification of such properties as early as possible enables researchers to eliminate poor compounds without spending time and money to make them and then run experiments to identify these weaknesses. Today, many molecules can be eliminated on the basis of computer predictions, such as those provided by ADMET Predictor.

Several studies have now been published that compare the predictive accuracy of software programs like ADMET Predictor. In each case, out of more than a dozen programs, ADMET Predictor has been ranked first in accuracy over all other programs (it was ranked second in one study, but that study was later redone with a more difficult set of test compounds and a newer version of ADMET Predictor, and it was then ranked first). This is a remarkable accomplishment, considering the greater size and resources of many of the competitors.

ADMET Predictor now includes the former separate ADMET Modeler program for greater user convenience and to enhance the ADMET Predictor product. ADMET Modeler was first released in July of 2003 as a separate product, and was integrated into ADMET Predictor last year. This powerful program is used to generate the predictive models used in ADMET Predictor in a small fraction of the time once required to build these models. For example, the new toxicity models were developed in a matter of a few hours once we completed the tedious effort of "cleaning up" the databases (which seem to always contain a number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months after cleaning the databases for each new model to obtain similar results.

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

During this reporting period, continuous improvement of ADMET Predictor/Modeler has been underway, including development of additional predictive models, including two models for predicting ways that new molecules could be used to interfere with the HIV-1 integrase enzyme, a necessary component for the introduction of the virus into which were released during this reporting period. Additional models are in development based on the proprietary database of salmonella mutagenicity measurements we acquired as part of the assets of Bioreason, Inc. in November 2005. Unlike previous models for salmonella mutagenicity that include all strains of the bacteria, this unique database provides mutagenicity data for ten individual strains. Modeling each strain by itself provides more focused and accurate models, and we believe this capability will be unique. We expect to release the new models in the third fiscal quarter.

Another enhancement of ADMET Predictor has been to provide compatibility with the popular Pipeline Pilot(TM) software offered by SciTegic, a subsidiary of Accelrys. This software serves as a tool to allow chemists to run several different software programs in series to accomplish a set workflow for large numbers of molecules. In early discovery, chemists often work with hundreds of thousands or millions of "virtual" molecules - molecules that exist only in a computer. The chemist tries to decide which few molecules from these large "libraries" should be made and tested. Using Pipeline Pilot with ADMET Predictor (and ClassPharmer - see below), perhaps in conjunction with other software products, the chemist can create and screen very large libraries faster and more efficiently than running each program by itself.

In addition, modifications that provide enhanced user convenience and data analysis capabilities have been added to both the ADMET Predictor and ADMET Modeler portions of the code, and these are in final test. The new capabilities will be demonstrated at the American Chemical Society meeting in Chicago in late March.

CLASSPHARMER(TM)
----------------
ClassPharmer improvements during the second quarter have focused on adding Pipeline Pilot compatibility, incorporating new features requested by users around the world, and adding new capabilities that we are not ready to announce at this time. We expect to announce a new release during the third quarter.

DDDPLUS
-------
DDDPlus sales have increased during the first two quarters, and continuous improvements are being added to further enhance the value of this product to our customers. A faster numerical package developed by the Lawrence Livermore Laboratories has been incorporated, resulting in typical speed improvements of about three-fold. Several user convenience features have also been added, and testing is in progress for the release of a new version. We expect release of a new version in the third quarter.

GASTROPLUS
----------
GastroPlus continues to enjoy its "gold standard" status in the industry for its class of simulation software. It is used from early drug discovery through preclinical development and into early clinical trials. The information provided through GastroPlus simulations guides project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) the best "first dose in human" for a new drug prior to Phase I trials, (2) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (3) whether the absorption process is affected by certain enzymes and transporter proteins in the intestinal tract that may cause the amount of drug reaching the blood to be very different from one region of the intestine to another, (4) when certain properties of a new compound are probably adequately estimated through computer ("in silico") predictions or simple experiments rather than through more expensive and time-consuming IN VITRO or animal experiments, (5) what the likely variations in blood and tissue concentration levels would be in a large population, in different age groups or in different ethnic groups, and (6) whether a new formulation for an existing approved drug is likely to demonstrate "bioequivalence" (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial.

Our marketing intelligence indicates that GastroPlus enjoys a dominant position in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, they can also save considerable time and money through simulation. We believe this part of the industry, which includes hundreds of companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus shows steady growth, adding to the base of annual licenses each year. We announced the renewal of GastroPlus licenses by both Hoffmann LaRoche and another very large pharmaceutical company in December, with increased license fees in both cases.

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

GOVERNMENT-FUNDED RESEARCH
--------------------------
We submitted a proposal to the National Institutes for Health in December for a $100,000 Phase I Small Business Innovation Research (SBIR) grant to develop an advanced method for calculating certain important parameters that would extend the capabilities of our ADMET Predictor/Modeler product. We have received review comments that are very favorable. Although there can be no assurances, we believe that this effort will be funded during the fourth fiscal quarter. If this Phase I grant is received and if we are successful, we will be eligible to apply for a Phase II follow-on grant on the order of $750,000. We submitted a second SBIR grant application for a $100,000 Phase I project on April 5, 2007, and we plan to submit additional such proposals in the future. SBIR grant funds provide the ability to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the studies are funded largely, if not completely, through the grants.


WORDS+ SUBSIDIARY
-----------------

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                    ------------------------------------------------------------
                                                                        Three Months Ended
                                                    ------------------------------------------------------------
                                                               02/28/07                      02/28/06
                                                    ------------------------------- ----------------------------
Net sales                                                 $   2,534           100%      $  1,482           100%
Cost of sales                                                   557           22.0           387           26.1
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                  1,977           78.0         1,095           73.9
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                             936           36.9           688           46.4
Research and development                                        217            8.6           120            8.1
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                       1153           45.5           808           54.5
                                                    ---------------- -------------- ------------- --------------
Income from operations                                          824           32.5           287           19.4
                                                    ---------------- -------------- ------------- --------------
Other income                                                     32            1.3            13            0.9
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                         856           33.8           300           20.2
                                                    ---------------- -------------- ------------- --------------
Benefit from (provision for) income taxes                      (188)          (7.4)%         (52)          (3.5)%
                                                    ---------------- -------------- ------------- --------------
Net income (loss)                                            $  668           26.4%       $  248           16.7%
                                                    ================ ============== ============= ==============

NET SALES

Consolidated net sales increased $1,052,000, or 71.0%, to $2,534,000 in the second fiscal quarter of 2007 (2Q07) from $1,482,000 in the second fiscal quarter of 2006 (2Q06). Our sales from pharmaceutical and educational software increased approximately $924,000, or 104.5%; and our Words+, Inc. subsidiary's sales increased approximately $128,000, or 21.4%, for the quarter. We attribute the increase in pharmaceutical software sales primarily to increased licenses, both to new customers and for new modules and additional licenses to renewal customers. In addition to our software sales, revenues from our contract services increased in the 2Q07 compared with 2Q06.

We attribute the increase in Words+ sales primarily to an increase in sales of "Say-it! SAM", "TuffTalker" and "Freedom" products. Some declines in software sales and "MessageMate" products were offset by these increases.

COST OF SALES

Consolidated cost of sales increased $170,000, or 43.9%, to $557,000 in the 2Q07 from $387,000 in the 2Q06. The percentage of cost of sales in 2Q07 decreased 4.1% to 22% from 26.1% in 2Q06. For Simulations Plus, cost of sales increased $85,000, or 63.3%. However, as a percentage of revenue, cost of sales decreased to 12.2% in 2Q07 from 15.3% in 2Q06. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $43,000, or 87.6%, in 2Q07 compared with 2Q06. Royalty expense also increased approximately $129,000, or 49.7%, in 2Q07 compared with 2Q06. However, as a percentage of revenue, royalty cost decreased to 7.2% in 2Q07 from 9.8% in 2Q06, thus resulting in a decrease in the percentage of cost of sales.

For Words+, cost of sales increased $85,000, or 33.6%. As a percentage, cost of sales increased 4.2% between the second fiscal quarter of FY07 and FY06. We attribute the percentage increase in cost of sales for Words+ primarily to the sales we have generated from one large order with low margin by providing a volume discount, in addition to increased costs of computers. Last fiscal year, we were able to obtain purchase discounts by volume purchase of computers; however such discounts were not available to us when the new models came on the market and the previous models were discontinued.

GROSS PROFIT

Consolidated gross profit increased $882,000, or 105.2%, to $1,977,000 in 2Q07 from $1,095,000 in 2Q06. We attribute this increase to the increase in sales of pharmaceutical software, contract studies, and Words+ products, which outweighed increases in cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative (SG&A) expenses increased $248,000, or 36.1%, to $936,000 in 2Q07 from $688,000 in 2Q06. For
Simulations Plus, SG&A increased $158,000, or 37.3%. As a percentage of sales, SG&A decreased to approximately 32.3% in 2Q07 from approximately 48.2% in 2Q072Q06. The major increases in SG&A expenses were investor relations, accrued bonus to officers, salaries and payroll-related expenses such as health insurance, 401K and payroll taxes, which outweighed decreases in professional fees.

For Words+, SG&A expenses increased $90,000, or 34.3%, due primarily to increases in commissions, catalogs, marketing consultant fees, salaries and payroll-related expenses such as health insurance and payroll taxes, telephone and supplies. These increases outweighed decreases in travel expense.

RESEARCH AND DEVELOPMENT

We incurred approximately $349,000 of research and development costs for both companies during 2Q07. Of this amount, $132,000 was capitalized and $217,000 was expensed. In 2Q06, we incurred $223,000 of research and development costs, of which $103,000 was capitalized and $120,000 was expensed. The increase of $126,000, or 56.5%, in total research and development expenditures from the 2Q06 to 2Q07 was due primarily to increases in salaries because of new hires and salary increases to existing staff.

OTHER INCOME (EXPENSE)

Net other income (expense) in the 2Q07 increased by $19,000, or 152.3%, to $32,000 in 2Q07 from $13,000 in 2Q06. This is due primarily to increased interest revenue from money market accounts, gains on currency exchange, and gain on sale of assets.

PROVISION FOR INCOME TAXES

The provision for income taxes increased by $136,000, or 265.7%, to $188,000 in the 2Q07 from $52,000 in 2Q06 due to increase in net income.

NET INCOME

Consolidated net income increased by $420,000, or 168.8%, to $668,000 in the 2Q07 from $248,000 in 2Q06. We attribute this increase in profit primarily to the increases in revenue from both pharmaceutical software and Words+ products and from other income, which outweighed increases in cost of sales, selling, and general and administrative expenses, research and development expenses, and provision for income taxes.

COMPARISON OF SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                    ------------------------------------------------------------
                                                                         Six Months Ended
                                                    ------------------------------------------------------------
                                                               02/28/07                      02/28/06
                                                    ------------------------------- ----------------------------
Net sales                                                 $   3,990           100%      $  2,301           100%
Cost of sales                                                   998           25.1           719           31.3
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                  2,992           75.0         1,582           68.8
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                           1,693           42.4         1,316           57.2
Research and development                                        400           10.0           217            9.4
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                      2,093           52.5         1,533           66.6
                                                    ---------------- -------------- ------------- --------------
Income from operations                                          899           22.5            49            2.1
                                                    ---------------- -------------- ------------- --------------
Other income                                                     51            1.3            11            0.5
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                         950           23.8            60            2.6
                                                    ---------------- -------------- ------------- --------------
Benefit from (provision for) income taxes                      (209)          (5.2)          (10)          (1.4)
                                                    ---------------- -------------- ------------- --------------
Net income                                                   $  741          18.6%         $  50           2.2%
                                                    ================ ============== ============= ==============

NET SALES

Consolidated net sales increased $1,689,000, or 73.4%, to $3,990,000 in the first six months of fiscal year 2007 (FY07) from $2,301,000 in the first six months of fiscal year 2006 (FY06). Our sales from pharmaceutical and educational software increased approximately $1,549,000, or 143.1%; and our Words+, Inc. subsidiary's sales increased approximately $140,000, or 11.5%, for the first six months of fiscal year 2007. We attribute the increase in pharmaceutical software sales primarily to increased licenses, both to new customers and for new modules, additional licenses to renewal customers, and contract studies.

We attribute the increase in Words+ sales primarily to increases in sales of "Say-it! SAM", "TuffTalker" and "Freedom" products. Some declines in software sales and "TuffTalker Plus" products were offset by these increases.

COST OF SALES

Consolidated cost of sales increased $279,000, or 38.9%, to $998,000 in the first six months of FY07 from $719,000 in the first six months of FY06; however, as a percentage of revenue, cost of sales decreased 6.2%. For Simulations Plus, cost of sales increased $172,000, or 104.1%; however, as a percentage of revenue, cost of sales decreased to 12.8% in the first six months of FY07 from 15.3% in the first six months of FY06. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $101,000, or 144.7%, in the first six months of FY07 compared with the same period in FY06. Royalty expense increased approximately $71,000, or 74.3%, in the first six months of FY07 compared with the same period in FY06; however, as a percentage of revenue, royalty expense decreased to 6.3%, thus resulting in a decrease in the percentage of cost of sales.

For Words+, cost of sales increased $107,000, or 19.5%. As a percentage of revenue, cost of sales increased 3.3% between the first six months of FY07 and FY06. We attribute the percentage increase in cost of sales for Words+ primarily to volume discounts provided to a distributor for one large order and to increased costs of computers and PDAs which are main parts for the systems we sell.

GROSS PROFIT

Consolidated gross profit increased $1,410,000, or 89.1%, to $2,992,000 in the first six months of FY07 from $1,582,000 in the first six months of FY06. We attribute this increase to the increase in sales of pharmaceutical software, contract studies, and Words+ products which outweighed increases in cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative (SG&A) expenses increased $377,000, or 28.7%, to $1,693,000 in the first six months of FY07 from $1,316,000 in the first six months of FY06. For Simulations Plus, SG&A increased $247,000, or 31.8%. As a percentage of sales, SG&A decreased from approximately 71.8% in the first six months of FY06 to approximately 38.9% in the first six months of FY07. The major increases in SG&A expenses were selling expenses, such as commissions to dealers, accrued bonus to officers, bad debts from one receivable from the purchased assets of Bioreason, and increases in salaries and payroll-related expenses such as health insurance, 401K and payroll taxes, which outweighed decreases in professional fees

For Words+, SG&A expenses increased $130,000, or 9.8%, due primarily to increases in commissions, catalogs, marketing consultant fees, telephone and supplies. These increases outweighed decreases in utilities, technical service costs, and travel expense.

RESEARCH AND DEVELOPMENT

We incurred approximately $666,000 of research and development costs for both companies during the first six months of FY07. Of this amount, $266,000 was capitalized and $400,000 was expensed. In the first six months of FY06, we incurred $709,000 of research and development costs, of which $492,000, including an allocation of appraised value of $246,000 on ClassPharmer software, was capitalized and $217,000 was expensed. The decrease of $43,000, or 6.1%, in total research and development expenditures from the first six months of FY06 to the first six months of FY07 was due primarily to the acquisition of the ClassPharmer software in FY06, which outweighed increases in salaries because of new hires and salary increases to existing staff since the first six months of fiscal year FY06. The increase of $183,000 in expensed R&D from $217,000 to $400,000 is primarily to staff additions in our Life Sciences department.

OTHER INCOME

Net other income in the first six months of FY07 increased by $40,000, or 363.6%, from $11,000 to $51,000. This is due primarily to increased interest revenue from money market accounts, a gain on currency exchange, and a gain on sale of assets.

PROVISION FOR INCOME TAXES

The provision for income taxes increased by $199,000, or 2,098%, to $209,000 in the first six months of FY07 from $10,000 in the first six months of FY06.

NET INCOME (LOSS)

Consolidated net income increased by $691,000, or 1,382.0%, to $741,000 in the first six months of FY07 from $50,000 in the first six months of FY06. We attribute this increase in profit primarily to the increases in pharmaceutical software, contract studies, and other income, which outweighed increases in cost of sales, selling, and general and administrative expenses, research and development expenses, provision for income taxes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we were compensated in Japanese yen by some Japanese customers. As a result, we experienced a small gain from currency exchange in the first six months of FY07. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  On April 6, 2006 we received notice from a liquidator for the former French subsidiary of Bioreason (Bioreason SARL), saying that the liquidator had initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We have been working through our U.S. attorneys and a law firm in Paris. We have filed a counterclaim for our rights and lost sales against Bioreason SARL's assets by sending a debt recovery declaration to the liquidator on June 15, 2006. We believe the documentation from our purchase of certain secured assets of Bioreason clearly shows our rights to the disputed accounts. We received an e-mail from our French lawyer that there will be a court hearing in August 2007, and our French lawyer will be there to represent us. Although we are pursuing our rights aggressively, there can be no assurance that the outcome will be favorable. We expect resolution of this issue in 2007.

Item 2.           Changes in Securities
                  ---------------------
                  None.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  On February 23, 2007, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

          1. Election of directors
                  Walter Woltosz
                  Virginia Woltosz
                  Dr. David Z. D'Argenio
                  Dr. Richard Weiss

          2. Ratification of the selection of Rose, Snyder, and Jacobs as the Company's independent accountants.

          3. To approve the 2007 Stock Option Plan, which replaces the expired 1996 Stock Option Plan.

         The above proposals were approved and the results of the balloting at the meeting are summarized in the following table.

-------------- -------------- ----------- ----------- ------------- ------------

Proposal       Yes            No          Abstain     Withheld      Total
-------------- -------------- ----------- ----------- ------------- ------------
(1)            6,930,541      --          --          4,000         6,934,541
-------------- -------------- ----------- ----------- ------------- ------------
(2)            6,930,541      --          --          4,000         6,934,541
-------------- -------------- ----------- ----------- ------------- ------------
(3)            6,926,141      400         8,000          --         6,934,541
-------------- -------------- ----------- ----------- ------------- ------------

Item 5.           Other Information
                  -----------------
                  None.

Item 6.           Exhibits and Reports on form 8-K
                  --------------------------------

                  (a) Exhibits:

                  31.1-2 Certification of Chief Executive Officer and Chief Financial Officer
                  32 Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 10, 2007.

                                                Simulations Plus, Inc.

Date:  April 10, 2007                           By: /s/ MOMOKO BERAN
                                                    ----------------------------
                                                    Momoko Beran
                                                    Chief Financial Officer