Form 10QSB
period 2007-05-31
SIMULATIONS PLUS INC
filed 2007-07-02
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2007 or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

         For the transition period from _________ to _________

                       Commission file number: 333-142882

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

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of June 29, 2007, was 7,848,200.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   Page
                                                                            ----

         Consolidated Balance Sheet at May 31, 2007 (unaudited)              2

         Consolidated Statements of Operations for the three months
            and nine months ended May 31, 2007 and 2006 (unaudited)          4

         Consolidated Statements of Cash Flows for the nine months
            ended May 31, 2007 and 2006 (unaudited)                          5

         Notes to Consolidated Financial Statements (unaudited)              7

Item 2.  Management's Discussion and Analysis or Plan of Operations         17

         General                                                            17

         Results of Operations                                              21

         Liquidity and Capital Resources                                    25

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         25

Item 4.  Controls and Procedures                                            26

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  27

Item 2.  Changes in Securities                                              27

Item 3.  Defaults upon Senior Securities                                    27

Item 4.  Submission of Matters to a Vote of Security Holders                27

Item 5.  Other Information                                                  27

Item 6.  Exhibits and Reports on Form 8-K                                   27

Signature                                                                   28
Exhibit - Certifications

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 at May 31, 2007
                                                                     (Unaudited)

--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $3,038,178
     Accounts receivable, net of allowance for doubtful accounts
         and estimated contractual discounts of $57,233                2,864,436
     Contracts receivable, net of discounts of $360                       92,020
     Inventory                                                           260,568
     Prepaid expenses and other current assets                            47,082
     Current portion of deferred tax                                     190,034
                                                                      ----------
            Total current assets                                       6,492,318

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $2,751,515                     1,447,448
PROPERTY AND EQUIPMENT,                                                  102,922
     net of accumulated amortization of $540,625 (Note 3)
CUSTOMER RELATIONSHIPS, net of accumulated amortization of $51,990        76,052
DEFERRED TAX                                                             480,800
OTHER ASSETS                                                              18,445
                                                                      ----------
                TOTAL ASSETS                                          $8,617,985
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.




                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 at May 31, 2007
                                                                     (Unaudited)

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $   88,738
     Accrued payroll and other expenses                                  505,861
     Accrued bonuses to officers                                         165,949
     Accrued warranty and service costs                                   39,626
     Current portion of deferred revenue                                  73,333
                                                                      ----------

         Total current liabilities                                       873,507

DEFERRED REVENUE                                                          62,501

            Total liabilities                                            936,008
                                                                      ----------

COMMITMENTS AND CONTINGENCIES (Note 4)                                        --

SHAREHOLDERS' EQUITY (Note 5)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                     --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         7,845,150 shares issued and outstanding                           4,197
     Additional paid-in capital                                        5,763,960
     Retained Earnings                                                 1,913,820
                                                                      ----------

            Total shareholders' equity                                 7,681,977
                                                                      ----------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $8,617,985
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




                                                                            SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                      for the three and nine months ended May 31,
                                                                                                      (Unaudited)

-----------------------------------------------------------------------------------------------------------------


                                                             Three months ended             Nine months ended
                                                         --------------------------    --------------------------
                                                            2007           2006            2007           2006
                                                         -----------    -----------    -----------    -----------

NET SALES                                                $ 2,631,225    $ 1,788,284    $ 6,621,512    $ 4,088,890

COST OF SALES                                                550,786        433,496      1,549,328      1,152,160
                                                         -----------    -----------    -----------    -----------

GROSS PROFIT                                               2,080,439      1,354,788      5,072,184      2,936,730
                                                         -----------    -----------    -----------    -----------

OPERATING EXPENSES
    Selling, general, and administrative                     885,352        795,547      2,578,243      2,112,040
    Research and development                                 226,749        118,707        626,808        335,642
                                                         -----------    -----------    -----------    -----------

       Total operating expenses                            1,112,101        914,254      3,205,051      2,447,682
                                                         -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                968,338        440,534      1,867,133        489,048
                                                         -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Interest income                                           35,377          4,447         76,186         13,549
    Miscellaneous income                                          25             58            383            108
    Interest expense                                              (4)           (40)            (4)           (40)
    Gain on sale of assets                                        --          4,613          3,102          7,739
    Gain on currency exchange                                   (798)        10,076          6,229          8,727
                                                         -----------    -----------    -----------    -----------

       Total other income (expense)                           34,600         19,154         85,896         30,083
                                                         -----------    -----------    -----------    -----------

INCOME BEFORE BENEFIT FROM (PROVISION FOR)
    INCOME TAXES                                           1,002,938        459,688      1,953,029        519,131

BENEFIT FROM (PROVISION FOR) INCOME TAXES
    Provision for income tax                                (220,646)       (73,550)      (429,666)       (83,061)
    Change in valuation allowance                                 --             --             --             --
                                                         -----------    -----------    -----------    -----------

       Total benefit from (provision for) income taxes      (220,646)       (73,550)      (429,666)       (83,061)
                                                         -----------    -----------    -----------    -----------

NET INCOME                                               $   782,292    $   386,138    $ 1,523,363    $   436,070
                                                         ===========    ===========    ===========    ===========

BASIC EARNINGS PER SHARE                                 $      0.10    $      0.05    $      0.20    $      0.06
                                                         ===========    ===========    ===========    ===========

Diluted earnings per share                               $      0.09    $      0.05    $      0.17    $      0.05
                                                         ===========    ===========    ===========    ===========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                                  7,718,180      7,391,542      7,561,624      7,344,018
                                                         ===========    ===========    ===========    ===========

    DILUTED                                                9,180,629      8,226,066      8,893,882      8,104,960
                                                         ===========    ===========    ===========    ===========

  * The number of shares at May 31, 2006 have been retroactively restated to reflect a 2-for-1 stock split that occurred on August 14, 2006.

           The accompanying notes are an integral part of these financial statements.




                                                 SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     for the nine months ended May 31,
                                                                           (Unaudited)

--------------------------------------------------------------------------------------


                                                               2007            2006
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                              $ 1,523,363    $   436,070
    Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization of property and
           equipment                                             37,588         33,829
         Amortization of customer relationships                  24,312         18,826
         Amortization of capitalized software development
           costs                                                323,788        202,022
         Bad debt expense                                        48,000             --
         Stock-based compensation                                13,248             --
         Contribution of Equipment at book value                    774             --
         (Gain) on sale of assets                                (3,102)        (7,739)

         (Increase) decrease in
           Accounts receivable                               (1,184,510)      (320,658)
           Inventory                                            (23,520)        49,530
           Deferred tax                                         429,666         83,061
           Other assets                                          34,214         17,925
         Increase (decrease) in
           Accounts payable                                    (126,680)        68,369
           Accrued payroll and other expenses                   140,949        (88,911)
           Accrued bonuses to officers                           67,196         19,001
           Accrued income taxes                                  (1,600)        (1,600)
           Accrued warranty and service costs                     4,874          4,724
           Deferred revenue                                       6,373        (67,687)
                                                            -----------    -----------

              Net cash provided by operating activities       1,314,933        446,762
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                         (46,273)       (51,979)
    Purchase of Bioreason's assets                                  --       (826,192)
    Proceeds from sale of assets                                  4,475         15,425
    Capitalized computer software development costs            (396,794)      (341,957)
                                                            -----------    -----------

              Net cash used in investing activities            (438,592)    (1,204,703)
                                                            -----------    -----------

   The accompanying notes are an integral part of these financial statements.




                                                 SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     for the nine months ended May 31,
                                                                           (Unaudited)

--------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the exercise of stock options                 476,801        103,081
                                                            -----------    -----------

              Net cash provided by financing activities         476,801        103,081
                                                            -----------    -----------

                Net increase (decrease) in cash and cash
                  equivalents                               $ 1,353,142    $  (654,860)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  1,685,036      1,754,042
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, END OF QUARTER                   $ 3,038,178    $ 1,099,182
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                           $         4    $        40
                                                            ===========    ===========

    INCOME TAXES PAID                                       $     1,600    $     1,600
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

Our long-term receivables are discounted at the present value. The discount is amortized over the life of the receivable and recognized as interest income. The balance as of May 31, 2007 represents Contract receivables which were purchased as a part of Bioreason's assets in November 2005.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $323,788 and $202,022 for the nine months ended May 31, 2007 and 2006, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

We test capitalized computer software costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable within a reasonable time. As a result, we have written off $1,763 during the nine months ended May 31, 2007.

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

Shipping and Handling
---------------------
Shipping and handling costs, recorded as cost of sales, amounted to $77,565 and $64,026 for the nine months ended May 31, 2007 and 2006, respectively.

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

At the end of fiscal year 2006, we recorded $1,100,500 in deferred tax assets. For the first nine months of fiscal year 2007, we recorded a provision for deferred taxes in the amount of $429,666, resulting in a deferred tax asset of $670,834 at May 31, 2007. The evaluation of the deferred tax assets is based on our history of generating taxable profits and our projections of future profits as well as expected future tax rates to determine if the realization of the deferred tax asset is more-likely-than-not. Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Simulations Plus, Inc. and its wholly owned subsidiary, Words+, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Customer relationships
----------------------
The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years'-digits method. Amortization expense for the nine months ended and accumulated amortization as of May 31, 2007 and 2006 amounted to $24,312 and $18,826, respectively.

Earnings per Share
------------------
The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the nine months ended May 31, 2007 and 2006 were as follows (the number of shares at 5/31/2006 reflects the effect of a 2-for-1 stock split for comparison purposes):

                                                       05/31/2007   05/31/2006
                                                       ----------   ----------
Numerator
          Net income attributable to common
                    shareholders                       $1,523,363   $  436,070

Denominator
          Weighted-average number of common shares
                    outstanding during the year         7,561,624    7,344,018
          Dilutive effect of stock options              1,332,258      760,942

Common stock and common stock equivalents
          used for diluted earning per share            8,893,882    8,104,960


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

Effective September 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the nine months ended May 31, 2007 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period. As a result of adopting SFAS No. 123R on September 1, 2006, our stock-based compensation was $13,248 for the nine months ended May 31, 2007, and included in the condensed consolidated statements of operations as Consulting, and Research and development expense.

The table below represents our pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if we had applied the fair value recognition provisions of SFAS No. 123 for the nine months ended May 31, 2006.

                                                                    Nine months
                                                                       Ended
                                                                    May 31, 2006
      Net income (loss)
             As reported                                            $   436,070
                   Stock based employee compensation cost, net of
                      related tax effects, that would have been
                      included in the determination of net income
                      if the fair value method had been applied         (98,056)
                                                                    -----------

                        Pro forma net income (loss)                 $   338,014
                                                                    ===========

             Earnings (loss) per common share

                   Basic - as reported                              $      0.06
                   Basic - Pro forma                                $      0.05

                   Diluted - as reported                            $      0.05
                   Diluted - Pro forma                              $      0.04

For the nine months ended May 31, 2007, the stock-based employee compensation expense using the fair value recognition method under SFAS No. 123R is included in the condensed consolidated statements of operations. Therefore, it is not presented in the pro forma table above.

Concentrations and Uncertainties
--------------------------------
International sales accounted for 38% and 37% of net sales for the nine months ended May 31, 2007 and 2006, respectively. For Simulations Plus, Inc., two customers accounted for 14% and 9% of net sales during the nine months ended May 31, 2007, and for Words+, Inc., one government agency accounted for 23%, and one customer accounted 14% of net sales during the nine months ended May 31, 2007.

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus, three customers comprised 18%, 16%, and 15% of its accounts receivable at May 31, 2007, and four customers comprised 29%, 22%, 16% and 12% of accounts receivable at May 31, 2006. For Words+, one government agency comprised 37% and 23% of its accounts receivable at May 31, 2007 and 2006, respectively.

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

Note 3:  PROPERTY AND EQUIPMENT

Furniture and equipment as of May 31, 2007 consisted of the following:

         Equipment                                                    $ 164,140
         Computer equipment                                             342,242
         Furniture and fixtures                                          61,498
         Automobile                                                      21,769
         Leasehold improvements                                          53,898
                                                                      ---------
              Sub total                                                 643,547
         Less: Accumulated depreciation and amortization               (540,625)
                                                                      ---------
              Net Book Value                                            102,922
                                                                      =========

Note 4:  COMMITMENTS AND CONTINGENCIES

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

Litigation
-----------
On April 6, 2006 we received notice from a liquidator for the former French subsidiary of Bioreason (Bioreason SARL), saying that the liquidator had initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We have been working through our U.S. attorneys and a law firm in Paris. We have filed a counterclaim for our rights and lost sales against Bioreason SARL's assets by sending a debt recovery declaration to the liquidator on June 15, 2006.

On May 23, 2007, we received an e-mail from our French Lawyer that we had received a proposal for an amicable settlement, in which we would give up our claims if Bioreason SARL would agree to waive any claims against Simulations Plus. This proposal was accepted by phone by the lawyer of Bioreason SARL, and now we have signed the agreement which will be submitted to French court. We expect the final resolution of this issue in August 2007.

Note 5: STOCKHOLDERS' EQUITY

Stock Option Plan
-----------------
In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock had been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In February 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,000,000. In December 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,250,000. Furthermore, in February 2005, the shareholders approved additional 250,000 shares, resulting to the total number of shares that may be granted under the Option Plan to 1,500,000. All of the preceding numbers of options are based on numbers of options prior to the two-for-one stock split on August 14, 2006. The 1996 Stock Option Plan terminated in September 2006 by its term.

On February 23, 2007, the Board of Directors adopted and the shareholders approved the 2007 Stock Options Plan under which a total of 500,000 shares of common stock had been reserved for issuance.

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

                                                                Weighted-Average
                                                    Number of    Exercise Price
                                                     Options       Per Share
                                                    ----------      --------

          Outstanding, August 31, 2006               2,040,072      $   1.33
                             Granted                   100,000      $   2.15
                             Exercised                (403,654)     $   1.21
                             Expired/Canceled          (96,000)     $   2.15

          Outstanding, May 31, 2007                  1,640,418      $   1.37
                                                    ----------      --------

          Exercisable, May 31, 2007                  1,555,418      $   1.35
                                                    ==========      ========


                 Options Outstanding & Unvested at May 31, 2007
                 ----------------------------------------------

                                                Remaining           Weighted
                                   Number    Contractual Life        Average
                                Outstanding     (in years)     Fair Market Price
                                -----------     ----------     -----------------
     Non Vested before 9/1/2006   100,000                          $  1.70
          Granted                 100,000                          $  2.15
          Vested                  (20,000)                         $  1.70
          Cancelled               (95,000)                         $  2.15

     Non Vested at 05/31/2007      85,000          8.37            $  1.72


The fair value of the options granted during the nine months ended May 31, 2007 is estimated at $81,860, of which 95% has been cancelled, reducing this figure to $4,093. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended May 31, 2007: dividend yield of 0%, expected volatility of 11%, risk-free interest rate of 4.72%, and expected life of ten years. The weighted-average fair value of options granted during the first fiscal quarter of FY07 was $0.82, and the weighted-average exercise price was $2.15.

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.6 years at May 31, 2007. The exercise prices for the options outstanding at May 31, 2007 ranged from $0.53 to $2.48, and the information relating to these options is as follows:

                                                               Weighted-Average       Weighted-Average    Weighted-Average
                                                                   Remaining             Exercise            Exercise
                                                               Contractual Life          Price of            Price of
                       Stock Options       Stock Options          of Options             Options             Options
  Exercise Price        Outstanding         Exercisable           Outstanding          Outstanding         Exercisable
------------------    ----------------    ----------------    --------------------    ---------------     ---------------
$0.53 - 1.00                  616,768             616,768          3.2 years              $  0.74             $  0.74
$1.00 - 1.50                  517,600             517,600          2.7 years              $  1.34             $  1.34
$1.50 - 2.50                  506,050             421,050          8.3 years              $  2.18             $  2.27
                      ----------------    ----------------
                            1,640,418           1,555,418
                      ================    ================

Other Stock Options
-------------------
As of May 31, 2007, the independent members of the Board of Directors hold options to purchase 22,412 shares of common stock at exercise prices ranging from $0.60 to $2.63, which options were granted on or before August 31, 2006.

                             Number of Options   Weighted average exercise price
                             -----------------   -------------------------------

       Options Outstanding       22,412                     $ 1.28
       Options exercisable       18,412                     $ 1.07


Note 6:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Our reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the nine months ended May 31, 2007 and 2006:

                                                May 31, 2007
-------------------------------------------------------------------------------------------------------------
                                                Simulations        Words +,
                                                 Plus, Inc           Inc.        Eliminations      Total
--------------------------------------------- ---------------- ---------------- --------------- -------------
Net Sales                                           4,291,027        2,330,485                     6,621,512
--------------------------------------------- ---------------- ---------------- --------------- -------------
Income (loss) from operations                       1,731,961          135,172                     1,867,133
--------------------------------------------- ---------------- ---------------- --------------- -------------
Identifiable assets                                 8,338,880        2,061,402     (1,782,297)     8,617,985
--------------------------------------------- ---------------- ---------------- --------------- -------------
Capital expenditures                                   15,709           30,564                        46,273
--------------------------------------------- ---------------- ---------------- --------------- -------------
Depreciation and Amortization                          15,003           23,564                        38,567
--------------------------------------------- ---------------- ---------------- --------------- -------------

                                                May 31, 2006
-------------------------------------------------------------------------------------------------------------
                                                Simulations        Words +,
                                                 Plus, Inc           Inc.        Eliminations      Total
--------------------------------------------- ---------------- ---------------- --------------- -------------
Net Sales                                           2,179,379        1,909,511                     4,088,890
--------------------------------------------- ---------------- ---------------- --------------- -------------
Income (loss) from operations                         328,600          160,448                       489,048
--------------------------------------------- ---------------- ---------------- --------------- -------------
Identifiable assets                                 6,166,713        1,599,912     (1,732,718)     6,033,907
--------------------------------------------- ---------------- ---------------- --------------- -------------
Capital expenditures                                   33,090           23,890                        56,980
--------------------------------------------- ---------------- ---------------- --------------- -------------
Depreciation and Amortization                          10,439           23,390                        33,829
--------------------------------------------- ---------------- ---------------- --------------- -------------



In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the nine months ended May
31, 2007 and 2006 were as follows (in thousands):


                                              May 31, 2007
-------------------------------------------------------------------------------------------------------------
                                   North                                                South
                                  America        Europe        Asia        Oceania      America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                  2,182        1,341          767          -0-            1      4,291
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                            1,904          380           28           17            2      2,331
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                   4,086        1,721          795           17            3      6,622
------------------------------ =============== ============ ============ ============ ============ ==========

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
------------------------------ =============== ============ ============ ============ ============ ==========


Note 7:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees. We make matching contributions equal to 100% of the employee's elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Contributions by the Company to this Plan amounted to $45,874 and $35,482 for the nine months ended May 31, 2007 and 2006, respectively.


Note 8:  SUBSEQUENT EVENT

Since May 1, 2007, an additional 3,050 stock options to purchase shares have been exercised by employees that generated $1,123 in the proceeds.

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

On May 23, we received an e-mail from our French Lawyer that we had received a proposal for an amicable settlement, in which we would give up our claims if Bioreason SARL would agree to waive any claims against Simulations Plus. This proposal was accepted by phone by the lawyer of Bioreason SARL, and now we have signed the agreement which will be submitted to French court. We expect the final resolution of this issue in August 2007.

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

During this reporting period, continuous improvement of ADMET Predictor/Modeler has continued. Additional models were developed based on the proprietary database of salmonella mutagenicity measurements we acquired as part of the assets of Bioreason, Inc. in November 2005. Unlike previous models for salmonella mutagenicity that lump together strains of the bacteria, this unique database provides individual mutagenicity data for each of ten individual strains. Modeling each strain by itself provides more focused and accurate models, and we believe this capability will be unique. We expect to release the new models in the fourth fiscal quarter with the next release of ADMET Predictor.

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

In addition, modifications that provide enhanced user convenience and data analysis capabilities have continued to be added to both the ADMET Predictor and ADMET Modeler portions of the code, and these are in final test. The new capabilities will be demonstrated at the American Chemical Society meeting in Chicago in late March.

CLASSPHARMER
------------
ClassPharmer improvements during the third quarter have focused on expanding Pipeline Pilot compatibility, incorporating new features requested by users around the world, and adding other new capabilities. In April, we announced the release of a new version of ClassPharmer (4.3) that contains a powerful new molecule design capability called the R-Table Exploder. This capability provides a way for chemists to automatically generate large numbers of novel chemical structures based on the known chemistry from compounds that have already been synthesized and tested. We expect to announce a new release during the fourth quarter with greater molecule design flexibility.

DDDPLUS
-------
DDDPlus sales have continued to grow as formulation scientists recognize the value of this one-of-a-kind simulation software in their work. Continuous improvements have been added to further enhance the value of this product to our customers. Numerous user convenience features have been added, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release.

GASTROPLUS
----------
GastroPlus continues to enjoy its "gold standard" status in the industry for its class of simulation software. It is used from early drug discovery through preclinical development and into early ddclinical trials. The information provided through GastroPlus simulations guides project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) the best "first dose in human" for a new drug prior to Phase I trials, (2) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (3) whether the absorption process is affected by certain enzymes and transporter proteins in the intestinal tract that may cause the amount of drug reaching the blood to be very different from one region of the intestine to another, (4) when certain properties of a new compound are probably adequately estimated through computer ("in silico") predictions or simple experiments rather than through more expensive and time-consuming IN VITRO or animal experiments, (5) what the likely variations in blood and tissue concentration levels would be in a large population, in different age groups or in different ethnic groups, and (6) whether a new formulation for an existing approved drug is likely to demonstrate "bioequivalence" (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial.

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

CONTRACT RESEARCH AND CONSULTING SERVICES
-----------------------------------------
Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 40 prestigious scientific meetings worldwide in the past three years. We frequently conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been increasing steadily, and we expect this trend to continue. Consulting contracts serve both to showcase our technologies and as a way to build relationships with new customers, as well as strengthening relationships with our existing customers.

GOVERNMENT-FUNDED RESEARCH
--------------------------
We submitted a proposal to the National Institutes for Health in December for a $100,000 Phase I Small Business Innovation Research (SBIR) grant to develop an advanced method for calculating certain important parameters that would extend the capabilities of our ADMET Predictor/Modeler product. Simulations Plus was awarded this grant in June. If we are successful in this Phase I effort, we will be eligible to apply for a Phase II follow-on grant on the order of $750,000. We submitted a second SBIR grant proposal in early April, and we are currently awaiting the results of the review process. SBIR grant funds provide the ability to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the studies are funded largely, if not completely, through the grants.


WORDS+ SUBSIDIARY
-----------------

PRODUCTS
--------
Our wholly owned subsidiary, Words+, Inc. has been an industry pioneer and technology leader for over 25 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons. We intend to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys(TM) and Say-it! SAM(TM), as well as our growing line of hardware products. We are also considering acquisitions of other products, businesses and companies that are complementary to our existing augmentative and alternative communication and computer access business lines. We purchased the Say-it! SAM technologies from SAM Communications, LLC of San Diego in December 2003. This acquisition gave us our smallest, lightest augmentative communication system, which is based on a Hewlett-Packard iPAQ personal digital assistant
(PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this technology purchase has enabled us to move into this market segment faster and at lower cost than developing the product ourselves. SAM-based products now account for a significant share of our growing Words+ revenues. Since the acquisition of the Say-it! SAM technologies, we have continued to add new functionality to the SAM software and to offer it on additional hardware platforms.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2007 AND 2006.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                          ------------------------------------
                                                    Three Months Ended
                                          ------------------------------------
                                              05/31/07           05/31/06
                                          ----------------- ------------------
Net sales                                 $ 2,631    100%    $ 1,788     100%
Cost of sales                                 551     20.9       433      24.2
                                          -------- --------- -------- ---------
Gross profit                                2,080     79.1     1,355      75.8
                                          -------- --------- -------- ---------
Selling, general and administrative           885     33.6       795      44.5
Research and development                      227      8.6       119       6.7
                                          -------- --------- -------- ---------
Total operating expenses                    1,112     42.3       914      51.1
                                          -------- --------- -------- ---------
Income from operations                        968     36.8       441      24.7
                                          -------- --------- -------- ---------
Other income                                   35      1.3        19       1.1
                                          -------- --------- -------- ---------
Net income before taxes                     1,003     38.1       460      25.7
                                          -------- --------- -------- ---------
Benefit from (provision for) income taxes    (221)    (8.4)%     (74)     (4.1)%
                                          -------- --------- -------- ---------
Net income                                $   782     29.7%  $   386      21.6%
                                          ======== ========= ======== =========

NET SALES

Consolidated net sales increased $843,000, or 47.1%, to $2,631,000 in the third fiscal quarter of 2007 (3QFY07) from $1,788,000 in the third fiscal quarter of 2006 (3QFY06). Our sales from pharmaceutical and educational software increased approximately $562,000, or 51.3%; and our Words+, Inc. subsidiary's sales increased approximately $281,000, or 40.6%, for the quarter. We attribute the increase in pharmaceutical software sales primarily to increased licenses, both to new customers and for new modules and additional licenses to renewal customers. In addition to our software sales, revenues from our contract services increased in 3QFY07 compared with 3QFY06.

We attribute the increase in Words+ sales primarily to an increase in sales of "Say-it! SAM", and "Freedom" products. Some declines in software sales and "MessageMate" products were offset by these increases.

COST OF SALES

Consolidated cost of sales increased $118,000, or 27.1%, to $551,000 in the 3QFY07 from $433,000 in 3QFY06. The percentage of cost of sales in the 3QFY07 decreased 3.3% to 20.9% from 24.2% in 3QFY06. For Simulations Plus, cost of sales decreased $19,000, or 14.3%. As a percentage of revenue, cost of sales also decreased to 6.9% in 3QFY07 from 12.1% in 3QFY06. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased, as more new products become available for sale, approximately $36,000, or 61.9%, in 3QFY07 compared with 3QFY06. Another significant portion of cost of sales is Royalty expense which decreased approximately $54,000, or 72.4%, in 3QFY07 compared with 3QFY06. Royalty cost is subject to the revenue generated from GastroPlus base program, therefore this decrease is due to the fact that the proportion of other products and services as to the total revenue increased.

For Words+, cost of sales increased $137,000, or 45.3%. As a percentage, cost of sales increased 1.5% between the third fiscal quarter of FY07 and FY06. We attribute the percentage increase in cost of sales for Words+ primarily to one large order, of which a partial shipment was incurred this quarter, with reduced margin as a result of a volume discount, in addition to increased costs of computers. Last fiscal year, we were able to obtain purchase discounts by volume purchases of computers; however such discounts were not available to us when the new models came on the market and the previous models were discontinued.

GROSS PROFIT

Consolidated gross profit increased $725,000, or 53.6%, to $2,080,000 in the 3QFY07 from $1,355,000 in 3QFY06. We attribute this increase to the increase in sales of pharmaceutical software, contract studies, and Words+ products which outweighed increases in cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative (SG&A) expenses increased $90,000, or 11.3%, to $885,000 in 3QFY07 from $795,000 in 3QFY06. For
Simulations Plus, SG&A increased $16,000, or 3.1%. As a percentage of sales, SG&A decreased to approximately 32.1% in 3QFY07 from approximately 47.2% in 3QFY06. The major increases in SG&A expenses were commissions, trade shows, investor relations, accrued bonus to officers, salaries and payroll-related expenses such as health insurance, 401K and payroll taxes, which outweighed decreases in equipment rentals, professional fees.

For Words+, SG&A expenses increased $74,000, or 26.6%, due primarily to increases in commissions, catalogs, trade shows, marketing consultant fees, technical service cots, salaries and payroll-related expenses such as health insurance and payroll taxes, telephone and supplies. These increases outweighed decreases in advertising, travel expense, and contributions.

RESEARCH AND DEVELOPMENT

We incurred approximately $357,000 of research and development costs for both companies during 3QFY07. Of this amount, $130,000 was capitalized and $227,000 was expensed. In 3QFY06, we incurred $215,000 of research and development costs, of which $96,000 was capitalized and $119,000 was expensed. The increase of $142,000, or 66.0%, in total research and development expenditures from 3QFY06 to 3QFY07 was due primarily to increases in salaries because of new hires and salary increases to existing staff.

OTHER INCOME (EXPENSE)

Net other income (expense) in 3QFY07 increased by $16,000, or 80.6%, to $35,000 in 3QFY07 from $19,000 in 3QFY06. This is due primarily to increased interest revenue from Money Market accounts, gains on currency exchange, and gain on sale of assets.

PROVISION FOR INCOME TAXES

The provision for income taxes increased by $147,000, or 200.0%, to $221,000 in 3QFY07 from $74,000 in 3QFY06 due to increase in net income. These taxes will not actually be paid, but will be offset by a reduction in our deferred tax asset.

NET INCOME

Consolidated net income increased by $396,000, or 102.6%, to $782,000 in 3QFY07 from $386,000 in 3QFY06. We attribute this increase in profit primarily to the increases in revenue from both pharmaceutical software and Words+ products and from other income, which outweighed increases in cost of sales, selling, and general and administrative expenses, research and development expenses, and provision for income taxes.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2007 AND 2006.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                            ------------------------------------
                                                     Nine months Ended
                                            ------------------------------------
                                                 05/31/07          05/31/06
                                            ------------------ -----------------
Net sales                                   $   6,621   100%   $ 4,089    100%
Cost of sales                                   1,549    23.4    1,152     28.2
                                            ---------- ------- -------- --------
Gross profit                                    5,072    76.6    2,937     71.8
                                            ---------- ------- -------- --------
Selling, general and administrative             2,578    38.9    2,112     51.7
Research and development                          627     9.5      336      8.2
                                            ---------- ------- -------- --------
Total operating expenses                        3,205    48.4    2,448     59.9
                                            ---------- ------- -------- --------
Income from operations                          1,867    28.2      489     12.0
                                            ---------- ------- -------- --------
Other income                                       86     1.3       30      0.7
                                            ---------- ------- -------- --------
Net income before taxes                         1,953    29.5      519     12.7
                                            ---------- ------- -------- --------
Benefit from (provision for) income taxes        (430)   (6.5)     (83)    (2.0)
                                            ---------- ------- -------- --------
Net income                                  $   1,523    23.0% $   436     10.7%
                                            ========== ======= ======== ========

NET SALES

Consolidated net sales increased $2,532,000, or 61.9%, to $6,621,000 in the first nine months of fiscal year 2007 (FY07) from $4,089,000 in the first nine months of fiscal year 2006 (FY06). Our sales from pharmaceutical and educational software increased approximately $2,111,000, or 96.9%; and our Words+, Inc. subsidiary's sales increased approximately $421,000, or 22.0%, for the first nine months of fiscal year 2007. We attribute the increase in pharmaceutical software sales primarily to increased licenses, both to new customers and for new modules, additional licenses to renewal customers, and contract studies.

We attribute the increase in Words+ sales primarily to increases in sales of "Say-it! SAM", "TuffTalker" and "Freedom" products. Some declines in software sales and "TuffTalker Plus" products were offset by these increases.

COST OF SALES

Consolidated cost of sales increased $397,000, or 34.5%, to $1,549,000 in the first nine months of FY07 from $1,152,000 in the first nine months of FY06; however, as a percentage of revenue, cost of sales decreased 15.8%. For Simulations Plus, cost of sales increased $153,000, or 51.4%; however, as a percentage of revenue, cost of sales decreased to 10.5% in the first nine months of FY07 from 13.7% in the first nine months of FY06. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $137,000, or 107.5%, in the first nine months of FY07 compared with the same period in FY06. Royalty expense increased approximately $16,000, or 9.6%, in the first nine months of FY07 compared with the same period in FY06; however, as a percentage of revenue, royalty expense decreased 3.5% between the first nine months of FY07 and FY06, thus resulting in a decrease in the percentage of cost of sales.

For Words+, cost of sales increased $244,000, or 28.6%. As a percentage of revenue, cost of sales increased 2.4% between the first nine months of FY07 and FY06. We attribute the percentage increase in cost of sales for Words+ primarily to volume discounts provided to a distributor for one large order in the fiscal second and third quarters and to increased costs of computers and PDAs which are main parts for the systems we sell.

GROSS PROFIT

Consolidated gross profit increased $2,135,000, or 72.7%, to $5,072,000 in the first nine months of FY07 from $2,937,000 in the first nine months of FY06. We attribute this increase to the increase in sales of pharmaceutical software, contract studies, and Words+ products which outweighed increases in cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative (SG&A) expenses increased $466,000, or 22.1%, to $2,578,000 in the first nine months of FY07 from $2,112,000 in the first nine months of FY06. For Simulations Plus, SG&A increased $263,000, or 20.3%. As a percentage of sales, SG&A decreased from approximately 59.4% in the first nine months of FY06 to approximately 36.3% in the first nine months of FY07. The major increases in SG&A expenses were selling expenses, such as commissions to dealers and trade shows, accrued bonus to officers, bad debts from one of receivables from the purchased assets of Bioreason, and increases in salaries and payroll-related expenses such as health insurance, 401K and payroll taxes, which outweighed decreases in professional fees, equipment rental, and recruitment.

For Words+, SG&A expenses increased $203,000, or 9.6%, due primarily to increases in commissions, catalogs, marketing consultant fees, telephone and supplies. These increases outweighed decreases in utilities, technical service costs, and travel expense.

RESEARCH AND DEVELOPMENT

We incurred approximately $1,023,000 of research and development costs for both companies during the first nine months of FY07. Of this amount, $396,000 was capitalized and $627,000 was expensed. In the first nine months of FY06, we incurred $924,000 of research and development costs, of which $588,000, including an allocation of appraised value of $246,000 on ClassPharmer software, was capitalized and $336,000 was expensed. The increase of $99,000, or 10.7%, in total research and development expenditures from the first nine months of FY06 to the first nine months of FY07 was due primarily to increases in salaries because of new hires in Life Science Department and salary increases to the existing staff despite of the acquisition cost for the ClassPharmer software in FY06.

OTHER INCOME

Net other income in the first nine months of FY07 increased by $56,000, or 185.5%, from $30,000 to $86,000. This is due primarily to increased interest revenue from Money Market accounts.

PROVISION FOR INCOME TAXES

The provision for income taxes increased by $347,000, or 417.3%, to $430,000 in the first nine months of FY07 from $83,000 in the first nine months of FY06. These taxes will not actually be paid, but will be offset by a reduction in our deferred tax asset.

NET INCOME (LOSS)

Consolidated net income increased by $1,087,000, or 249.3%, to $1,523,000 in the first nine months of FY07 from $436,000 in the first nine months of FY06. We attribute this increase in profit primarily to the increases in revenue from pharmaceutical software, contract studies, Words+ products, and other income, which outweighed increases in cost of sales, selling, and general and administrative expenses, research and development expenses, provision for income taxes.


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


Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we were compensated in Japanese yen by some Japanese customers. As a result, we experienced a small gain from currency exchange in the first nine months of FY07. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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

          On May 23, 2007, we received an e-mail from our French Lawyer that we had received a proposal for an amicable settlement, in which we would give up our claims if Bioreason SARL would agree to waive any claims against Simulations Plus. This proposal was accepted by phone by the lawyer of Bioreason SARL, and now we have signed the agreement which will be submitted to French court. We expect the final resolution of this issue in August 2007.

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

Item 5.   Other Information
          -----------------
          None.

Item 6.   Exhibits and Reports on form 8-K
          --------------------------------

          (a) Exhibits:

              31.1-2 Certification of Chief Executive Officer and Chief
                     Financial Officer
              32 Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 2, 2007.

                                                         Simulations Plus, Inc.

Date:  July 2, 2007                         By:          /s/ MOMOKO BERAN
                                                         -----------------------
                                                         Momoko Beran
                                                         Chief Financial Officer