Form 10KSB
period 2007-08-31
SIMULATIONS PLUS INC
filed 2007-11-26
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended August 31, 2007

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

The issuer had revenues of approximately $8,858,000 for the fiscal year ended August 31, 2007.

As of November 21, 2007, the aggregate market value of the common equity held by non-affiliates of the issuer (8,547,500 shares) was approximately $50,857,625 based upon the November 21, 2007 closing price ($5.95) of one share on such date.

As of November 21, 2007, the issuer had outstanding 15,979,400 shares of common stock and no shares of preferred stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

SIMULATIONS PLUS, INC.

                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2007

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

SIMULATIONS PLUS

PRODUCTS
We currently offer four software products for pharmaceutical research: ADMET Predictor(TM), ClassPharmer(TM), DDDPlus(TM), and GastroPlus(TM).

ADMET PREDICTOR
ADMET (Absorption, Distribution, Metabolism and Excretion and Toxicity) Predictor consists of a library of statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures. This capability means a chemist can merely draw a molecule diagram and get estimates of these properties, even though the molecule has never existed. Drug companies search through millions of such "virtual" molecular structures as they attempt to find new drugs. The vast majority of these molecules are not suitable as medicines for various reasons. Some have such low solubility that they will not dissolve well, some have such low permeability through the intestinal wall that they will not be absorbed well, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (like albumin) in blood to such a high extent that little unbound drug is available to reach the target, and some will be toxic in various ways. Identification of such properties as early as possible enables researchers to eliminate poor compounds without spending time and money to make them and then run experiments to identify these weaknesses. Today, many molecules can be eliminated on the basis of computer predictions, such as those provided by ADMET Predictor.

Several studies have now been published that compare the predictive accuracy of software programs like ADMET Predictor. In each case, out of more than a dozen programs, ADMET Predictor has been ranked first in accuracy over all other programs (it was ranked second in one study, but that study was later redone with a more difficult set of test compounds and a newer version of ADMET Predictor, and it was then ranked first). This is a remarkable accomplishment, considering the greater size and resources of many of our competitors.

ADMET Predictor now also includes the former separate ADMET Modeler program for greater user convenience and to enhance the ADMET Predictor product. ADMET Modeler was first released in July of 2003 as a separate product, and was integrated into ADMET Predictor in 2006. This powerful program automates the generation of predictive models used in ADMET Predictor in a small fraction of the time once required to build these models. For example, new toxicity models were developed in a matter of a few hours once we completed the tedious effort of "cleaning up" the databases (which seem to always contain a number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months after cleaning the databases for each new model to obtain similar results.

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

During this reporting period, continuous improvement of ADMET Predictor/Modeler has continued. Additional models were developed based on the proprietary database of salmonella mutagenicity measurements we acquired as part of the assets of Bioreason, Inc. in November 2005. Unlike previous models for salmonella mutagenicity that lump together strains of the bacteria, this unique database provides individual mutagenicity data for each of ten individual strains. Modeling each strain by itself provides more focused and accurate models, and we believe this capability will be unique. The new models were released with version 2.3 of ADMET Predictor in July 2007.

Another improvement to ADMET Predictor has been the development of predictive models for metabolism of new compounds by a certain class of enzymes known as Cytochrome P450 enzymes. This work, which began in 2006, has been done in collaboration with Enslein Research, Inc. ("Enslein") of Rochester, New York. We announced in a press release on September 20, 2007 that we had signed an agreement with Enslein that gives Simulations Plus exclusive access to Enslein's database of metabolism measurements that had been developed under a National Institutes of Health Small Business Innovation Research grant. We expect the Enslein Metabolism Module for ADMET Predictor to be released before the end of the calendar year 2007 as an additional cost module for ADMET Predictor.

ADMET Predictor is compatible with the popular Pipeline Pilot(TM) software offered by SciTegic, a subsidiary of Accelrys. This software serves as a tool to allow chemists to run several different software programs in series to accomplish a set workflow for large numbers of molecules. In early discovery, chemists often work with hundreds of thousands or millions of "virtual" molecules - molecules that exist only in a computer. The chemist tries to decide which few molecules from these large "libraries" should be made and tested. Using Pipeline Pilot with ADMET Predictor (and ClassPharmer - see below), perhaps in conjunction with other software products, the chemist can create and screen very large libraries faster and more efficiently than running each program by itself.

In addition, modifications that provide enhanced user convenience and data analysis capabilities have continued to be added to both the ADMET Predictor and ADMET Modeler portions of the code. A dynamic linked library (dll) module that provides a limited version of ADMET Predictor has been created that allows both GastroPlus and ClassPharmer to call ADMET Predictor directly for further convenience. We expect that this new capability will increase sales of ADMET Predictor to users who want the combined capabilities of GastroPlus or ClassPharmer with ADMET Predictor, but who do not need the full capabilities of ADMET Predictor/ADMET Modeler. These new capabilities were demonstrated in Sendai, Japan at the International Society for the Study of Xenobiotics meeting in October 2007.

CLASSPHARMER(TM)
ClassPharmer improvements during the fourth quarter were focused on incorporating new features requested by users around the world, as well as adding other new capabilities identified in-house. In October 2007, we announced the release of a new version of ClassPharmer (4.4) that further enhances the ability of the program to design new molecules. This new capability provides a way for chemists to automatically generate large numbers of novel chemical structures based on the known chemistry from compounds that have already been synthesized and tested. We have also begun a tight integration with our ADMET Predictor software that will enable rapid and convenient generation and evaluation of new chemical structures to dramatically accelerate the drug discovery process for medicinal chemists.

DDDPLUS
DDDPlus sales have continued to grow as formulation scientists recognize the value of this one-of-a-kind simulation software in their work. Continuous improvements have been added to further enhance the value of this product to our customers. Numerous user convenience features have been added, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release.

GASTROPLUS
GastroPlus continues to enjoy its "gold standard" status in the industry for its class of simulation software. It is used from early drug discovery through preclinical development and into early clinical trials. The information provided through GastroPlus simulations guides project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) the best "first dose in human" for a new drug prior to Phase I trials, (2) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (3) whether the absorption process is affected by certain enzymes and transporter proteins in the intestinal tract that may cause the amount of drug reaching the blood to be very different from one region of the intestine to another, (4) when certain properties of a new compound are probably adequately estimated through computer ("IN SILICO") predictions or simple experiments rather than through more expensive and time-consuming IN VITRO or animal experiments, (5) what the likely variations in blood and tissue concentration levels of a new drug would be in a large population, in different age groups or in different ethnic groups, and (6) whether a new formulation for an existing approved drug is likely to demonstrate "bioequivalence" (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial.

Our marketing intelligence indicates that GastroPlus enjoys a dominant position in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, they can also save considerable time and money through simulation. We believe this part of the industry, which includes many hundreds of companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus shows steady growth, adding to the base of annual licenses each year.

We are aware that other companies have developed competitive software; however, based on customer feedback, we believe that the competitive threat to GastroPlus is limited. We continue working on improving GastroPlus under the two-year (one full-time equivalent) contract we announced on August 31, 2006, as well as through our own internal product improvement efforts.

CONTRACT RESEARCH AND CONSULTING SERVICES
Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 40 prestigious scientific meetings worldwide in the past three years. We frequently conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been increasing steadily, and we expect this trend to continue. Consulting contracts serve both to showcase our technologies and as a way to build relationships with new customers, as well as strengthening relationships with our existing customers.

For example, during this reporting period we added the ability to simulate absorption through the oral cavity (lingual, sublingual, and buccal delivery) as part of a funded study contract with a new customer. This new route of administration required a significant amount of scientific investigation, programming changes, and actual data to validate the model equations. The customer provided the data and the program modifications provided valuable insight to the customer about how an oral spray for a particular drug was being absorbed and metabolized in human. The customer now licenses GastroPlus.

GOVERNMENT-FUNDED RESEARCH
We submitted a proposal to the National Institutes for Health in December for a $100,000 Phase I Small Business Innovation Research (SBIR) grant to develop an advanced method for calculating certain important parameters that would extend the capabilities of our ADMET Predictor/Modeler product. Simulations Plus was awarded this grant in June. If we are successful in this Phase I effort, we will be eligible to apply for a Phase II follow-on grant on the order of $750,000. SBIR grant funds provide the ability to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the studies are funded largely, if not completely, through the grants.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts during this reporting period included:

(1) ADMET PREDICTOR/ADMET MODELER UPGRADES
The initial toxicity predictions in ADMET Predictor were released during fiscal year 2005, and we have continued to add new toxicity models steadily. At this time, we are working on additional such models, but we are not revealing their nature for competitive reasons. As part of our Small Business Innovation Research grant with the National Institutes of Health, we are developing a method to rapidly calculate charges on molecules. This has normally required extensive computer time, making such calculations impractical for rapid property predictions for new molecules. Charges are important in predicting a variety of properties, especially those involving chemical reactions such as metabolism. Our new methods have been demonstrated to provide the high throughput needed to use charge-based molecular descriptors in property models, reducing calculations from about two CPU-years to a few minutes for a data set of thousands of charges.

We are also working on other improvements to ADMET Predictor/ADMET Modeler that will be announced in the coming months.

(2) DDDPLUS
We have continued to improve DDDPlus by adding capabilities and features requested by our customers and potential customers who have been conducting beta testing, as well as capabilities and features identified in-house.

(3) MEMBRANEPLUS(TM)
MembranePlus is a computer program that simulates IN VITRO experiments that measure the permeability of new drug-like molecules through a layer of living cells or through an artificial membrane. These experiments are conducted in order to estimate the permeability of new drug compounds through the human intestinal wall and into the blood. However, such experiments do not produce results that are easily translated into human permeabilities. We believe that a detailed mechanistic simulation of these IN VITRO experiments will provide the insight and understanding needed to provide reasonably accurate estimates of permeability in different regions of the human intestinal tract from IN VITRO data.

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

MARKETING AND DISTRIBUTION
We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our web pages on the Internet, and using various communication media to our compiled database of prospect and customer names. Until recently, our scientific team has also been our only sales and marketing team. We believe that this was more effective than a separate sales team for several reasons: (1) customers appreciate talking directly with developers who can answer a wide range of technical questions about methods and features, (2) our scientists benefit from direct customer contact through gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through scientist-to-scientist contact are stronger than through salesperson-to-scientist contacts. One of our scientists moved to the marketing and sales department and is now a full-time field sales representative. His strong familiarity with our product line after over two years as a product scientist and software developer prepared him well for his new role. In addition, we added an in-house support person during the fiscal year to improve our ability to follow up on leads generated at scientist meetings, through our web site, and through our other communication media.

We use our web pages on the Internet to provide product information, provide software updates, and as a forum for user feedback and information exchange. We have cultivated significant market share in North America, Europe, and in Japan, and Internet and e-mail technologies have had a strong positive influence on our ability to communicate with existing and potential customers worldwide.

PRODUCTION
Our pharmaceutical software products are designed and developed entirely by our development team at our Lancaster, California facility as well as our Chief Scientist, Dr. Michael Bolger, in Petaluma, California, and our Senior Staff Scientist, Dr. Marvin Waldman, in San Diego, California. The principal materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house. Robotic CD burner technology along with in-house graphic art and engineering talent enable us to accomplish this production in a cost-efficient manner.

COMPETITION
In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly, but are sometimes closely related. Our competitors in this field include companies with financial, personnel, research and marketing resources that are greater than ours. While management believes there is currently no significant competitive threat to GastroPlus, DDDPlus, or ClassPharmer, ADMET Predictor/ADMET Modeler operates in a more competitive environment; however, independent product comparisons have been very favorable toward our offerings, with ADMET Predictor consistently ranked first in predictive accuracy. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

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

WORDS+

PRODUCTS
Our wholly owned subsidiary, Words+, Inc. has been an industry pioneer and technology leader for over 25 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons. We intend to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys(TM) and Say-it! SAM(TM), as well as our growing line of hardware products. We are also considering acquisitions of other products, businesses and companies that are complementary to our existing augmentative and alternative communication and computer access business lines. We purchased the Say-it! SAM technologies from SAM Communications, LLC of San Diego in December 2003. This acquisition gave us our smallest, lightest augmentative communication system, which is based on a Hewlett-Packard iPAQ personal digital assistant
(PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this technology purchase has enabled us to move into this market segment faster and at lower cost than developing the product ourselves. SAM-based products now account for a significant share of our growing Words+ revenues. Since the acquisition of the Say-it! SAM technologies, we have continued to add new functionality to the SAM software and to offer it on additional hardware platforms.

During this reporting period, we developed a new design for our popular PDA-based Say-it! SAM augmentative communication device, including a completely new PDA and a custom injection-molded case available in multiple colors. This new device includes a new audio amplifier and speaker system as well. It was demonstrated at the Closing the Gap conference in Minneapolis in October 2007 and received strong interest from those in attendance.

MARKETING AND DISTRIBUTION
We market augmentative and alternative communication products through a network of employee representatives and independent dealers and resellers.

At the present time we have 36 sales representatives worldwide: 2 salary/commission salespersons in California, 12 independent distributors and 6 independent resellers in the U.S., and 16 sales representatives overseas - 4 in Australia, and 1 each in New Zealand, Canada, England, Norway, Finland, The Netherlands, France, Italy, Israel, Japan, Korea, Mexico and Malaysia. We also have 3 inside sales/support persons, who answer e-mails and telephone inquiries on our toll-free telephone line and who provide technical support. Additional outside sales persons and independent dealers and resellers are being actively recruited.

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

We estimate that for approximately 61% of our sales of augmentative and alternative communication ("AAC") software and hardware, some or all of the purchases are funded by third parties such as Medicaid, Medicare, school special education budgets, private insurance or other governmental or charitable assistance. Medicare provides coverage of augmentative communication devices.

Our personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing our products. Third party funding grew slowly for the first 20 years of operation; however, the addition of Medicare coverage for AAC devices in 2001 resulted in significant increases in third party funding in recent years. Our Medicare/Medicaid and other insurance sales have grown, and approximately 48% of total sales are funded by Medicare/Medicaid. Such sales are subject to funding caps that limit the amounts paid for our products, and payment by some agencies can be slow, making this market segment somewhat more difficult than others.

PRODUCTION
Disability software products are either loaded onto computer hard disk drives by our employees or copied to diskettes, CD-ROM, or memory cards, which is performed in-house. Most software customers also buy their notebook personal computers from us, which we purchase at wholesale prices and resell at a markup. We purchase microprocessors that are part of dedicated devices such as MessageMates(TM). We design our cases, printed circuit boards, labels and other components of products such as MessageMates and MicroCommPacs(TM). We outsource the extrusion, machining and manufacturing of certain components. All final assembly and testing operations are done by our employees at our facility.

Our products are shipped from our Lancaster, California facility either directly to the customer or to the salesperson, dealer or reseller. For major products, the outside salesperson, dealer or reseller either delivers the product or visits the customer after delivery to provide training.

COMPETITION
The AAC industry in which we operate is highly competitive and some of our competitors have greater financial and personnel resources than ours. The industry is made up of about six major competitors including Words+, and a number of smaller ones. Based on personal conversations with our outside dealers and customers, we believe that the other major competitors each have revenues ranging from $3 million to under $30 million, so that there are no large companies in this industry. We believe that acquisition of additional products that complement our current catalog will provide faster growth than merely developing new products in-house, and we are actively working to complete such acquisitions.

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

RESEARCH AND DEVELOPMENT

We believe that our ability to grow and remain competitive in our markets is strongly dependent on significant investment into research and development ("R&D"). R&D activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards No. 86 and AICPA Statement of Position 98-1. R&D expenditures were approximately $1,398,000 during fiscal year 2007, of which $583,000 was capitalized. R&D expenditures during fiscal year 2006 were approximately $1,170,000, of which $445,000 was capitalized. R&D expenditures include the purchase of ClassPharmer in fiscal year 2006.

Our pharmaceutical business R&D activities during fiscal year 2007 were focused on improving our ADMET Predictor/ADMET Modeler, ClassPharmer, DDDPlus, and GastroPlus products.

Our R&D activities for our Words+ subsidiary were focused on improvement of our Say-it! SAM(TM) product line by developing a completely new Say-it! SAM PDA-based augmentative communication system and by developing a set of pre-programmed vocabulary pages for all systems using the Say-it! SAM software based on vocabularies initially developed by our U.K. distributor.

EMPLOYEES

As of November 20, 2007, we employed 33 full-time and 3 part-time employees, including 16 in research and development, 7 in marketing and sales, 6 in administration and accounting, 6 in production and 1 in IT/repairs. Currently 10 employees hold Ph.D.'s and 1 is a Ph.D. candidate in their respective science or engineering disciplines. Additionally, 5 employees hold one or more Master's degrees. All but two of the senior management team and Board of Directors hold graduate degrees. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain qualified personnel. The competition for such personnel in the pharmaceutical industry and in the augmentative and alternative communication device and computer software industry is intense. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

PATENTS

During fiscal year 2007, we owned two patents that were acquired as part of our acquisition of certain assets of Bioreason, Inc. We primarily protect our intellectual property through copyrights and trade secrecy. Our intellectual property consists primarily of source code for computer programs and data files for various applications of those programs in both the pharmaceutical software and the disability products businesses. In the disability products business, electronic device schematics, mechanical drawings, and design details are also intellectual property. The expertise of our technical staff is a considerable asset closely related to intellectual property, and attracting and retaining highly qualified scientists and engineers is essential to our business.

EFFECT OF GOVERNMENT REGULATIONS

Our pharmaceutical software products are tools used in research and development and are neither approved nor approvable by the Food and Drug Administration or other government agency. Approximately 48% of our products for the disabled are funded by Medicare or Medicaid or insurance programs. Changes in government regulations regarding the allowability of augmentative communication aids and other assistive technology under such funding could affect our business.

ITEM 2. DESCRIPTION OF PROPERTIES

In early February of 2006, we moved to a new location. At this location, we lease approximately 13,500 square feet of space under a five-year term with two
(2), three-(3) year options to extend the lease. The base rent started at the rate of $18,445 per month plus common area maintenance fees. The base rental rate increases at 4% annually. We believe that this new facility is sufficient for our current needs and growth in the near future.

ITEM 3. LEGAL PROCEEDINGS

On April 6, 2006, we received notice from a liquidator for the former French subsidiary of Bioreason (Bioreason SARL), saying that the liquidator had initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We have been working through our U.S. attorneys and a law firm in Paris. We have filed a counterclaim for our rights and lost sales against Bioreason SARL's assets by sending a debt recovery declaration to the liquidator on June 15, 2006.

On May 23, 2007, we received an e-mail from our French Lawyer that we had received a proposal for an amicable settlement, in which we would give up our claims if Bioreason SARL would agree to waive any claims against Simulations Plus. This proposal was accepted by phone by the lawyer of Bioreason SARL, and we signed the agreement which was submitted to the French court.

On July 13, 2007, we received another e-mail from our French Lawyer that the agent in charge of the liquidation of Bioreason SARL requested the hearing to be postponed until October 11, 2007, and her request was accepted by the French supervisory judge.

On October 31, our French Lawyer informed us that the hearing was again postponed until November 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is currently traded on the American Stock Exchange (AMEX) under the symbol "SLP". According to records of our transfer agent, we had about 60 stockholders of record and approximately 750 beneficial owners as of August 31, 2007. The following table sets forth the low and high sale prices for the Common Stock as listed on the AMEX for the last two fiscal years. The Board of directors declared a 2-for-1 stock split in August 2006 and another 2-for-1 split in October 2007, and the company's common stock has been trading at the post-split price since October 2, 2007. The prices in the table below reflect the post-split price. We have not paid cash dividends on our Common Stock. We currently intend to retain our earnings for future growth, and therefore do not anticipate paying cash dividends in the foreseeable future. Any further determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend among other things, on our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

All numbers in the table below have been adjusted for the split that was effective on October 1, 2007.

                                                          LOW SALES PRICE      HIGH SALES PRICE
                                                          ---------------      ----------------
        FY07:
              Quarter ended August 31, 2007 .............       4.40                 7.20

              Quarter ended May 31, 2007 ................       4.80                 8.24

              Quarter ended February 28, 2007 ...........       1.50                 5.58

              Quarter ended November 30, 2006 ...........       0.99                 1.90

        FY06:
              Quarter ended August 31, 2006 .............       0.95                 1.48

              Quarter ended May 31, 2006 ................       0.90                 1.29

              Quarter ended February 28, 2006 ...........       1.37                 1.82

              Quarter ended November 30, 2005 ...........       0.72                 1.00

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2007 ("FY07") and August 31, 2006 ("FY06").

                                                                FY07                              FY06
                                                 --------------------------------  --------------------------------
      Net sales                                  $        8,858            100.0%  $        5,855            100.0%
      Cost of sales                                       2,082             23.5            1,604             27.4
                                                 ---------------  ---------------  ---------------  ---------------
      Gross profit                                        6,776            76.54            4,251             72.6
                                                 ---------------  ---------------  ---------------  ---------------
      Selling, general, and administrative                3,458             39.0            2,972             50.8
      Research and development                              815              9.2              445              7.6
                                                 ---------------  ---------------  ---------------  ---------------
      Total operating expenses                            4,273             48.2            3,417             58.4
                                                 ---------------  ---------------  ---------------  ---------------
      Income from operations                              2,503             28.3              834             14.2
                                                 ---------------  ---------------  ---------------  ---------------
      Interest income                                       114              1.3               21              0.4
      Miscellaneous Income                                    1                -                -                -
      Gain on sale of assets                                  4              0.1               11              0.2
      Gain on currency exchange                               2              0.1               23              0.4
                                                 ---------------  ---------------  ---------------  ---------------
      Total other income                                    121              1.4               55              0.9
                                                 ---------------  ---------------  ---------------  ---------------
      Net income before taxes                             2,624             29.6              889             15.2
                                                 ---------------  ---------------  ---------------  ---------------
      Provision for income taxes                         (1,158)           (13.1)            (213)            (3.6)
                                                 ---------------  ---------------  ---------------  ---------------
      Net income                                          1,466             16.6%             676             11.6%
                                                 ---------------  ---------------  ---------------  ---------------

FY07 COMPARED WITH FY06

NET SALES
Consolidated net sales increased $3,003,000, or 51.3%, to $8,858,000 in fiscal year 2007 (FY07) from $5,855,000 in fiscal year 2006 (FY06). Sales from pharmaceutical software and services increased approximately $2,569,000, or 80.6%; and our Words+, Inc. subsidiary's sales increased approximately $434,000, or 16.2%, for the year. We attribute the increase in pharmaceutical software sales primarily to increased licenses, both to new customers and for new modules, additional licenses to renewal customers, and contract studies. We attribute the increase in Words+ sales primarily to increases in sales of "Say-it! SAM" and "Freedom" products, which outweighed declines in sales of "TuffTalker" and "TuffTalker Plus" products.

COST OF SALES
Consolidated cost of sales increased $478,000, or 29.8%, to $2,082,000 in FY07 from $1,604,000 in FY06; however, as a percentage of revenue, cost of sales decreased 3.9%. For Simulations Plus, cost of sales increased $289,000, or 69.1%; however, as a percentage of revenue, cost of sales decreased to 12.3% in FY07 from 13.1% in FY06. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $174,000, or 92.8%, in FY07 compared with FY06; as a percentage of revenue, amortization cost increased only 0.5% in FY07 compared with FY06. Royalty expense, another significant portion of cost of sales, increased approximately $114,000, or 49.8%, in FY07 compared with FY06; however, as a percentage of revenue, royalty expense decreased 1.2% in FY07 compared with FY06, thus resulting in a decrease in the percentage of cost of sales. We pay royalty on GastroPlus basic software sales but not on all other modules or other software sales. Therefore this decrease in cost of sales, as a percentage of revenue, was due to the increase in sales from other modules and other software, which outweighed the increase in sales from GastroPlus basic software.

For Words+, cost of sales increased $189,000, or 15.9%. As a percentage of revenue, cost of sales are almost identical between FY07 and FY06 - 44.4% in FY07 and 44.5% in FY06. Sales from "TuffTalker" and "TuffTalkerPlus" products, with higher costs per unit, declined in FY07, resulting lower percentage of cost of sales; however this decrease was offset with the volume discounts provided to a distributor for one large order in the fiscal second and third quarters which increased costs of computers and PDAs, which are main components of the systems we sell.

GROSS PROFIT
Consolidated gross profit increased $2,525,000, or 59.4%, to $6,776,000 in FY 07 from $4,251,000 in FY06. We attribute this increase to the increase in sales of pharmaceutical software, contract studies, and Words+ products, which outweighed increases in cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative ("SG&A") expenses for FY07 increased by $486,000, or 16.3%, to $3,458,000, compared to $2,972,000 for FY06; however, as a percentage of revenue, SG&A expenses decreased 11.8% in FY07 from 50.8% to 39.0% compared with FY06. For Simulations Plus, SG&A expenses increased $220,000, or 11.9%. The major increases in expenses were commissions, bonuses to the Company's President, Walter Woltosz, and Corporate Secretary, Virginia Woltosz, a bad debt from receivables that were part of the purchased assets of Bioreason Inc., in addition to increased estimates for doubtful account, and increases in salaries and payroll-related expenses such as health insurance, 401K and payroll taxes. The major decreases in expenses were travel expenses, professional fees, and recruitment. Travel expenses were reduced by using more Web conferences and by the CEO's use of his personal airplane at his own expense in lieu of airline transportation; Professional fees in FY07 were lower compared with FY06 due to higher legal costs associated with the acquisition of assets from Bioreason and Sage in FY06.

For Words+, expenses increased $171,000, or 5.7%, due primarily to increases in bad debts, commissions caused by sales increase, and marketing consultant fees incurred by hiring a national sales consultant. These increases outweighed decreases in utilities, technical service costs, and travel expense.

RESEARCH AND DEVELOPMENT
We incurred approximately $1,398,000 of research and development costs for both companies during FY07. Of this amount, $583,000 was capitalized and $815,000 was expensed. For FY06, we incurred approximately $1,170,000 of research and development costs, of which approximately $725,000 was capitalized and approximately $445,000 was expensed. The 19.5% increase in research and development expenditure from FY06 to FY07 was due primarily to increases in salaries because of new hires in the Life Sciences Department and salary increases for existing staff.

INCOME FROM OPERATIONS
During FY07, we generated income from operations of $2,503,000, as compared to $834,000 for FY06, an increase of 200%. We attribute this increase to the increased sales of pharmaceutical software and study contract services from the previous year in addition to an increase in income from Words+ operations.

OTHER INCOME AND (EXPENSE)
The net of other income over other expense for FY07 increased by $66,000, or 118.7%, to $121,000, compared to $55,000 for FY06. This is due primarily to an increase in interest income on Money Market accounts. Interest expenses incurred in FY07 and FY06 were almost the same. We recognized a gain of $4,000 on sale of equipment in FY07 compared with $11,000 in FY06, and a gain of $2,000 on currency exchange in FY07 compared with $23,000 in FY06.

PROVISION OF INCOME TAXES
We have generated over $2.6 million of income before taxes in FY07. Because of our net operating loss ("NOL") carry forward applicable to Federal tax, there is no accrual for Federal income tax; however, we accrued approximately $71,000 for State tax after deducting multiple tax credits. In FY06, we had enough NOL carry forward and multiple tax credits to offset our tax liability for both Federal and State, therefore we accrued only the minimum Franchise tax of $1,600 in the state of California for the two companies. Based on the reconciliation of the expected income tax, we recorded a provision of $1,158,000 for income taxes in FY07 compared with $213,000 in FY06. Please refer to the notes to the financial statements for the details.

NET INCOME
Net income for FY07 increased by $790,000, or 116.9%, to $1,466,000, compared to $676,000 for FY06. We attribute this increase in profit primarily to increased sales of pharmaceutical software licenses in addition to an increase in profit margin on Words+ products, which outweighed increases in operating expenses and income taxes. Shareholders' equity grew by 35.2%, from $5.669 million to $7.665 million during FY07.

SEASONALITY

Sales of our pharmaceutical products exhibit minimal seasonal fluctuation, with the first fiscal quarter almost always below average for all quarters. This trend has continued for 9 out of the last 10 years. This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-KSB and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period.

                                       Net Simulations Plus Sales

                            First     Second      Third     Fourth     Total
FY                         Quarter    Quarter    Quarter    Quarter
                                              (in thousands)
-----------------------   ---------  ---------  ---------  ---------  ---------

2007 ..................        824      1,808      1,659      1,465      5,756
2006 ..................        199        884      1,096      1,007      3,186
2005 ..................        524        410        662        473      2,069
2004 ..................        642        742        603        869      2,856
2003 ..................        507        582        614      1,403      3,106
2002 ..................        390        554        504        595      2,043
2001 ..................        221        373        305        282      1,181
2000 ..................        151        467        143        174        935
1999 ..................         87         93        117        164        461
1998 ..................         11         11         13         27         62

We believe that sales of Words+ products to schools were slightly seasonal, prior to FY06, with greater sales to schools during our third and fourth fiscal quarter (March-May and June-August), as shown in the table below.

                                             Net Words+ Sales

                            First     Second      Third     Fourth     Total
FY                         Quarter    Quarter    Quarter    Quarter
                                              (in thousands)
-----------------------   ---------  ---------  ---------  ---------  ---------

2007 ..................        632        726        972        772      3,102
2006 ..................        620        598        692        759      2,669
2005 ..................        543        622        762        757      2,684
2004 ..................        497        626        630        598      2,351
2003 ..................        571        538        646        624      2,379

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board ("FSAB) issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 are effective for the Company on September 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48; however we believe that adoption of FIN 48 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on September 1, 2008. We are currently evaluating the impact of adopting SFAS 157; however we believe the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

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

In September 2006, The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for the fiscal year ended August 31, 2007. The application of SAB 108 did not have a material effect on our consolidated financial statements.

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

REVENUE RECOGNITION
We recognize revenue related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position (SOP) No. 97-2, "Software Revenue Recognition." Product revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, such as Purchase Order from customers, 2) delivery has been made, such as unlocking the software on the customer's computer(s), 3) the amount is fixed, and 4) it is collectible. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time, and the costs of providing such support services are accrued and amortized over the obligation period.

As a byproduct of ongoing improvements and upgrades to our software, some modifications are provided to customers, who have already licensed software, at no additional charge. We consider these modifications to be minimal, as they are not changing the basic functionality or utility of the software, but rather adding convenience, such as being able to plot some additional variable on a graph in addition to the numerous variables that had been available before. Such software modifications for any single product have been typically once or twice per year, sometimes more, sometimes less. Thus, they are infrequent. We provide, for a fee, additional training and service calls to our customers and recognize revenue at the time the training or service call is provided.

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

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS
Software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $429,867 and $287,349 for the fiscal year ended August 31, 2007 and 2006, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

We test capitalized computer software costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable within a reasonable time. As a result, we have written off $1,763 during the fiscal year ended August 31, 2007.

INCOME TAXES
We utilize SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Simulations Plus, Inc. and its wholly owned subsidiary, Words+, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

ESTIMATES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Actual results could differ from those estimates. Significant accounting policies for us include revenue recognition, accounting for capitalized software development costs, and accounting for income taxes.

ITEM 7. FINANCIAL STATEMENTS

The responses to this item are included elsewhere in this Form 10-KSB (see pages F1 - F25) and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROLS AND PROCEDURES.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the Commission's rules and forms. Such evaluation did not identify any change in the year ended August 31, 2007 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

      Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT

The information required by Item 9 is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") for its 2008 annual shareholders' meeting.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference from the Company's Proxy Statement for its 2008 annual shareholders' meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference from the Company's Proxy Statement for its 2008 annual shareholders' meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference from the Company's Proxy Statement for its 2008 annual shareholders' meeting.

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

10.12          Performance Warrant Agreement by and between the Registrant and
               Walter S. Woltosz + Virginia E. Woltosz (2) +
10.13          Software Acquisition Agreement by and Between the Registrant and
               Michael B. Bolger (1)
10.14          Sublease Agreement dated May 7, 1993 by and between the
               Registrant and Westholme Partners (along with Consent to Sublease and master lease agreement) (1)
10.15          Lease Agreements dated August 22, 1996 by and between Words+,
               Inc. and Abbey-Sierra LLC (1)
10.16          Form of 10% Amended and Restated Promissory Note issued in connection with the Registrant's Private Placement (2)
10.17          Form of Subscription Agreement relative to the Registrant's
               Private Placement (1)
10.18          Form of Lock-Up Agreement with Bridge Lenders (2)
10.19          Form of Indemnification Agreement (1)
10.20          Form of Lock-Up Agreement with the Woltosz' (2)
10.21          Letter of Intent by and between the Registrant and Therapeutic
               Systems Research Laboratories (1)
10.22          Form of Representative's Warrant to be issued by the Registrant in favor of the Representative (2)
10.23          Form of Warrant issued to Bridge Lenders (2)
10.24          License Agreement by and between the Registrant and Therapeutic
               Systems Research Laboratories (3)
10.25          Grant Award Letter from National Science Foundation (4)
10.26          Distribution Agreement with Teijin Systems Technology LTD. (4)
10.27          Lease Agreements by and between Simulations Plus, Inc. and Martin
               Properties, Inc. (4)
10.28          Software OEM Agreement for Assistive Market Developer by and
               between Words+, Inc. and Digital Equipment Corporation. (4)
10.29          Purchase Agreement by and between Words+, Inc. and Epson America,
               Inc. (4)
10.30          License Agreement with Absorption Systems, LP. (5)
10.31          Service contract with The Kriegsman Group. (5)
10.32          Letter of Engagement with Banchik & Associates. (5)
10.33          Letter of Intent for Cooperative Alliance with Absorption
               Systems, LP. (5)
10.34          OEM/Remarketing Agreement between Words+, Inc. and Eloquent
               Technology, Inc. (6)
10.35          Lease Option Agreement by and between Simulations Plus, Inc. and
               Martin Properties, Inc. (8)
10.36          Auto Rental Lease Agreement by and between Simulations Plus, Inc.
               and Walter and Virginia Woltosz (8)
10.37          Registration Statement - 1,250,000 shares of the Company's 1966
               Stock Options. (9)
10.38          Employment Agreement by and between the Company and Walter S.
               Woltosz (10)
10.39          An addendum to Lease Agreement (11)
10.40          Business Lending Agreement with Wells Fargo Bank (11)
10.41          Technology Transfer Agreement with Sam Communications, LLC. (12)
10.42          Employment Agreement by and between the Company and Walter S.
               Woltosz (14)
10.43          Lease Agreement by and between Simulations Plus, Inc. and Venture
               Freeway, LLC. (15)
10.44          Employment Agreement by and between the Company and Walter S.
               Woltosz (16)
31.1           Section 302 - Certification of Chief Executive Officer. (16)
31.2           Section 302 - Certification of Chief Financial Officer. (16)
32             Section 906 - Certification of Chief Financial Officer. (16)

--------------------------------------------------------------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997 (the "Registration Statement").
(2) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement filed on May 27, 1997.
(3) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1997.
(4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1998.
(5) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1999.
(6) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2000.
(7)    Incorporated by reference to the Company's Form 8-K filed on March 1,
       2001.
(8) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2001.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002 (the "Registration Statement").
(10) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2002.
(11) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2003.
(12) Incorporated by reference to the Company's Form 8-K filed on December 29, 2003.
(13) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2004.
(14) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2005.
(15) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2006.
(16)   Filed herewith.

(b)   Reports on Form 8-K

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incurred the following fees to Rose, Snyder & Jacobs for services rendered during the fiscal year ended August 31, 2007 and 2006:

                Fee Category                    FY07 Fees         FY06 Fees
        -------------------------            ---------------   ---------------
        Audit fees                           $        67,000   $        60,295
        Audit-related fees                                 -                 -
        Tax fees                                      10,030             8,000
        All other fees                                   845             1,120
                                             ---------------   ---------------
                   Total fees                $        77,875   $        69,415
                                             ---------------   ---------------

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on November 23, 2007.

                                                SIMULATIONS PLUS, INC.


                                                By /s/ Momoko A. Beran
                                                   -------------------
                                                   Momoko A. Beran
                                                   Chief Financial Officer


In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 23, 2007.


             SIGNATURE                                    TITLE


       /s/ Walter S. Woltosz             Chairman of the Board of Directors
-------------------------------------    and Chief Executive Officer
       Walter S. Woltosz


       /s/ Virginia E. Woltosz           Secretary and Director of the Company
-------------------------------------
       Virginia E. Woltosz


       /s/ Dr. David Z. D'Argenio        Director
-------------------------------------
       Dr. David Z. D'Argenio


           Dr. Richard R. Weiss          Director
-------------------------------------
       Dr. Richard R. Weiss


       /s/ Momoko A. Beran               Chief Financial Officer of the Company
-------------------------------------
       Momoko A. Beran

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------


                                                                        Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                          F3

     Consolidated Statements of Operations                               F4

     Consolidated Statements of Shareholders' Equity                     F5

     Consolidated Statements of Cash Flows                               F6

     Notes to Consolidated Financial Statements                        F7 - F22




                                       F1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Simulations Plus, Inc.
Lancaster, California


      We have audited the accompanying consolidated balance sheet of Simulations Plus, Inc (a California corporation) and Subsidiary as of August 31, 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended August 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulation Plus, Inc. and Subsidiary as of August 31, 2007, and the consolidated results of their operations and their cash flows for the years ended August 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

November 14, 2007


                                       F2

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents (note 3)                                $ 4,537,714
  Accounts receivable, net of allowance for doubtful accounts
    and estimated contractual discounts of $57,727 (note 4)           2,060,292
  Contracts receivable                                                   47,380
  Inventory (note 5)                                                    230,914
  Prepaid expenses and other current assets                              73,669
  Deferred tax asset                                                    240,600
                                                                    -----------
      Total current assets                                            7,190,569

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
  net of accumulated amortization of $2,857,593                       1,527,810

PROPERTY AND EQUIPMENT, net (note 6)                                     89,903
CUSTOMER RELATIONSHIPS, (note 13)
  net of accumulated amortization of $59,346                             68,696
OTHER ASSETS                                                             18,445
                                                                    -----------

          TOTAL ASSETS                                              $ 8,895,423
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Income taxes payable                                                   71,300
  Accounts payable                                                  $   201,246
  Accrued payroll and other expenses                                    491,612
  Accrued bonuses to officers                                           201,289
  Accrued warranty and service costs                                     38,168
                                                                    -----------

      Total current liabilities                                       1,003,615

LONG-TERM LIABILITIES
  Deferred tax liability                                                227,200
                                                                    -----------

      Total liabilities                                               1,230,815
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (note 7)

SHAREHOLDERS' EQUITY (note 8)
  Preferred stock, $0.001 par value
    10,000,000 shares authorized
    no shares issued and outstanding                                          -
  Common stock, $0.001 par value
    20,000,000 shares authorized
    15,761,400 shares issued and outstanding*                             4,233
  Additional paid-in capital                                          5,803,820
  Retained Earnings                                                   1,856,555
                                                                    -----------

      Total shareholders' equity                                      7,664,608
                                                                    -----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 8,895,423
                                                                    ===========


    * The number of shares at August 31, 2007 reflects a 2-for-1 stock split which occurred on October 1, 2007

   The accompanying notes are an integral part of these financial statements.

                                       F3

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

                                                     2007             2006
                                                --------------   --------------
NET SALES                                       $    8,857,810   $    5,855,204

COST OF SALES                                        2,082,291        1,604,519
                                                --------------   --------------

GROSS PROFIT                                         6,775,519        4,250,685
                                                --------------   --------------

OPERATING EXPENSES
  Selling, general, and administrative               3,457,766        2,972,298
  Research and development                             814,946          445,252
                                                --------------   --------------

    Total operating expenses                         4,272,712        3,417,550
                                                --------------   --------------

INCOME FROM OPERATIONS                               2,502,807          833,135
                                                --------------   --------------

OTHER INCOME (EXPENSE)
  Interest income                                      114,371           21,435
  Interest expense                                        (135)             (50)
  Miscellaneous income                                     917              520
  Gain on sale of assets                                 4,274           10,774
  Gain on currency exchange                              2,264           22,961
                                                --------------   --------------

    Total other income                                 121,691           55,640
                                                --------------   --------------

INCOME BEFORE INCOME TAXES                           2,624,498          888,775

BENEFIT FROM (PROVISION FOR) INCOME TAXES
  Deferred income tax                               (1,087,100)        (211,300)
  Current income tax                                   (71,300)          (1,600)
                                                --------------   --------------

    Total provision for income taxes                (1,158,400)        (212,900)
                                                --------------   --------------

NET INCOME                                      $    1,466,098   $      675,875
                                                ==============   ==============

BASIC EARNINGS PER SHARE                        $         0.10   $         0.05
                                                ==============   ==============

DILUTED EARNINGS PER SHARE                      $         0.08   $         0.04
                                                ==============   ==============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING*
  BASIC                                             15,275,429       14,724,452
                                                ==============   ==============

  DILUTED                                           17,956,792       16,288,130
                                                ==============   ==============


  * The numbers of shares at August 31, 2007 and 2006 reflect the 2-for-1 stock splits which occurred on both October 1, 2007 and August 14, 2006.

   The accompanying notes are an integral part of these financial statements.

                                       F4

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

                                           Additional  Accumulated
                          Common Stock       Paid-In    Earnings
                       Shares*    Amount     Capital    (Deficit)      Total
                     ----------  --------  ----------  -----------  -----------
BALANCE, AUGUST
  31, 2005           14,595,392  $  3,650  $5,143,926  $ (285,418)  $ 4,862,158

SHARES ISSUED UPON
  EXERCISE OF STOCK
  OPTIONS               287,600       144     130,388     130,532

NET INCOME                                                675,875       675,875
                     ----------  --------  ----------  -----------  -----------

BALANCE, AUGUST
  31, 2006           14,882,992     3,794   5,274,314     390,457     5,668,565

SHARES ISSUED UPON
  EXERCISE OF STOCK
  OPTIONS               878,408       439     512,860                   513,299

STOCK-BASED
  COMPENSATION                                             16,646        16,646

NET INCOME                                              1,466,098     1,466,098
                     ----------  --------  ----------  -----------  -----------

BALANCE, AUGUST
  31, 2007           15,761,400  $  4,233  $5,803,820  $1,856,555   $ 7,664,608
                     ==========  ========  ==========  ===========  ===========


 * The numbers of shares at August 31, 2007, 2006 and 2005 reflect the 2-for-1 stock splits which occurred on both October 1, 2007 and August 14, 2006.

   The accompanying notes are an integral part of these financial statements.

                                       F5

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

                                                     2007             2006
                                                --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $    1,466,098   $      675,875
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and amortization of
        property and equipment                          50,913           48,140
      Amortization of customer relationships            31,668           27,678
      Amortization of capitalized software
        development cost                               429,867          287,357
      Bad debts write offs                              62,947                -
      Stock-based compensation                          16,645                -
      Contribution of equipments                           774                -
      (Gain) on sale of assets                          (4,274)         (10,774)

      (Increase) decrease in
        Accounts receivable                           (350,673)        (274,919)
        Inventory                                        6,134           44,352
        Deferred tax                                 1,087,100          211,300
        Other assets                                     7,627           (7,587)
      Increase (decrease) in
        Accounts payable                               (14,172)         124,377
        Accrued payroll and other expenses             126,700          (33,745)
        Accrued bonuses to officers                    102,536           60,073
        Accrued income taxes                            69,700                -
        Accrued warranty and service costs               3,416            7,013
        Deferred revenue                              (129,461)         (11,524)
                                                --------------   --------------

          Net cash provided by operating
            activities                               2,963,545        1,147,616
                                                --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                  (47,507)         (61,980)
  Purchases of Bioreason's assets                            -         (826,192)
  Proceeds from sale of assets                           6,575           20,549
  Capitalized computer software development
    costs                                             (583,235)        (479,531)
                                                --------------   --------------

          Net cash used in investing
            activities                                (624,167)      (1,347,154)
                                                --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the exercise of stock options          513,300          130,532
                                                --------------   --------------

          Net cash provided by financing
            activities                                 513,300          130,532
                                                --------------   --------------

          Net increase (decrease) in cash and
            cash equivalents                    $    2,852,678   $      (69,006)
                                                --------------   --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         1,685,036        1,754,042
                                                --------------   --------------

CASH AND CASH EQUIVALENTS, END OF YEAR          $    4,537,714   $    1,685,036
                                                ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

  INTEREST PAID                                 $          135   $           50
                                                ==============   ==============

  INCOME TAXES PAID                             $        1,600   $        1,600
                                                ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                                       F6

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINES OF BUSINESS

      ORGANIZATION
      Simulations Plus, Inc. was incorporated on July 17, 1996. On August 29, 1996, the shareholders of Words+, Inc. exchanged their 2,000 shares of Words+, Inc. common stock for 2,200,000 (Pre-split) shares of Simulations Plus, Inc. common stock, and Words+, Inc. became a wholly owned subsidiary of Simulations Plus, Inc. (collectively, the "Company").

      LINES OF BUSINESS
      The Company designs and develops pharmaceutical simulation software to promote cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students. The Company also develops and sells interactive, educational software programs that simulate science experiments conducted in middle school, high school, and junior college science classes. In addition, the Company's subsidiary designs and develops computer software and manufactures augmentative communication devices and computer access products that provide a voice for those who cannot speak and allow physically disabled persons to operate a standard computer, as well as Abbreviate!, a productivity software product for the commercial market.

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

      PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of Simulations Plus, Inc. and its wholly owned subsidiary, Words+, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

      REVENUE RECOGNITION
      The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position (SOP) No. 97-2, "Software Revenue Recognition." Software products revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, 2) delivery has made, 3) the amount is fixed, and 4) collectibility is probably. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time, and the costs of providing such support services are accrued and amortized over the obligation period. For Words+ products, the revenue is recorded at the time of shipment, net of estimated allowances and returns.


                                       F7

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

      As a byproduct of ongoing improvements and upgrades for the new programs and new modules of software, some modifications are provided to customers who have already purchased software at no additional charge. Other software modifications result in new, additional cost modules that expand the functionality of the software. These are licensed separately. We consider the modifications that are provided without charge to be minimal, as they do not significantly change the basic functionality or utility of the software, but rather add convenience, such as being able to plot some additional variable on a graph in addition to the numerous variables that had been available before, or adding some additional calculations to supplement the information provided from running the software. Such software modifications for any single product have typically occurred once or twice per year, sometimes more, sometimes less. Thus, they are infrequent. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided.

      Generally, we enter into one-year license agreements with customers for the use of our software products. We recognize revenue on these contracts when all the criteria under SOP 97-2 are met.

      Most license agreements have a term of one year; however, from time to time, we enter into multi-year license agreements. We generally unlock and invoice software one year at a time for multi-year licenses. Therefore, revenue is recognized one year at a time.

      CASH AND CASH EQUIVALENTS
      For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      INVENTORY
      Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists primarily of computers and peripheral computer equipment.

      CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS
      Software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale.


                                       F8

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

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

      Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $429,867 and $287,357 for the years ended August 31, 2007 and 2006, respectively.

      Management tests capitalized computer software development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the fiscal year ended August 31, 2007, $1,763 of capitalized computer software development costs was written off.

      PROPERTY AND EQUIPMENT
      Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and other expenses, accrued bonuses to officers, and accrued warranty and service costs, the carrying amounts approximate fair value due to their short maturities.

      ADVERTISING
      The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2007 and 2006 were $13,000 and $13,000, respectively.


                                       F9

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

      SHIPPING AND HANDLING
      Shipping and handling costs are recorded as cost of sale and amounted to $99,000 and $93,000 for the years ended August 31, 2007 and 2006, respectively.

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

      At the end of fiscal year 2006, we recorded $1,100,500 in deferred tax assets. For fiscal year 2007, we recorded a provision for deferred taxes in the amount of $1,158,400, resulting in a net deferred tax asset of $13,400 at August 31, 2007. The evaluation of the deferred tax assets is based on our history of generating taxable profits and our projections of future profits, as well as expected future tax rates. As of August 31, 2006 and 2007, we have determined that it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance was recorded against the deferred tax assets. Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

      EARNINGS PER SHARE
      The Company reports earnings per share in accordance with SFAS No. 128, "Loss per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2007 and 2006 were as follows:


                                      F10

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

                                                       2007           2006
                                                   ------------   ------------
      Numerator
        Net income attributable to common
          shareholders                             $  1,466,098   $    675,875
                                                   ============   ============

      Denominator
        Weighted-average number of common shares
          outstanding during the year*               15,275,429     14,724,452
        Dilutive effect of stock options*             2,681,367      1,563,678
                                                   ------------   ------------

      COMMON STOCK AND COMMON STOCK
        EQUIVALENTS USED FOR DILUTED EARNINGS
        PER SHARE*                                   17,956,796     16,288,130
                                                   ============   ============

      * The numbers of shares at August 31, 2007 and 2006 reflect a 2-for-1 stock split on October 1, 2007 and August 14, 2006.

      STOCK-BASED COMPENSATION
      Prior to September 1, 2006, we accounted for employee stock options grants in accordance with APB No. 25, and adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation."

      In December 2004, the FASB issued Statement of Accounting Standard No. 123R, "Share-Based Payment", a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB Opinion No. 25, and requires all companies to measure compensation expense for all share-based payments, including employee stock options, based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for the Company for the fiscal year beginning September 1, 2006. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

      Effective September 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the fiscal year 2007 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period. As a result of adopting SFAS No. 123R on September 1, 2006, our stock-based compensation was $16,646 for the year ended August 31, 2007, and included in the condensed consolidated statements of operations as Consulting, and Research and development expense.


                                      F11

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

      The table below represents our pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if we had applied the fair value recognition provisions of SFAS No. 123 for the fiscal year ended August 31, 2006.

                                                                Fiscal Year
                                                                   Ended
                                                              August 31, 2006
                                                              ---------------
      Net income
        As reported                                           $       675,875
          Stock based employee compensation cost, net of
            related tax effects, that would have been
            included in the determination of net income
            if the fair value method had been applied                (245,124)
                                                              ---------------

            Pro forma net income (loss)                       $       430,751
                                                              ===============

        Earnings (loss) per common share

            Basic - as reported*                              $          0.05
            Basic - Pro forma*                                $          0.03

            Diluted - as reported*                            $          0.04
            Diluted - Pro forma*                              $          0.03

      * The earnings per share reflect a 2-for-1 stock split on October 1, 2007 and August 14, 2006.

      For Fiscal Year ended August 31, 2007, the stock-based employee compensation expense using the fair value recognition method under SFAS No. 123R is included in the condensed consolidated statements of operations. Therefore, it is not presented in the pro forma table above.

      ESTIMATES
      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      CONCENTRATIONS AND UNCERTAINTIES
      International sales accounted for 37% and 35% of net sales for the years ended August 31, 2007 and 2006, respectively. For Simulations Plus, Inc., two customers accounted for 17% (a dealer account representing various customers) and 10% of net sales for the year ended August 31, 2007. For the year ended August 31, 2006, one customer (a dealer account representing various customers) accounted 24% of net sales. For Words+, Inc., one government agency accounted for 25% and 18% of net sales during the years ended August 31, 2007 and 2006, respectively.


                                      F12

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

      The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

      For Simulations Plus, two customers comprised 26% and 18% of accounts receivable at August 31, 2007. Four customers comprised 25%, 13%, 12% and 12% of accounts receivable at August 31, 2006. For Words+, one government agency comprised 29% and 21% of accounts receivable at August 31, 2007 and 2006, respectively.

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

      RECENTLY ISSUED ACCOUNTING STANDARDS
      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 are effective for the Company on September 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48; however we believe that adoption of FIN 48 will not have a material impact on our consolidated financial statements.

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

      In September 2006, The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended August 2007. We are currently evaluating the impact of applying SAB 108; however, the application of SAB 108 did not have a material effect on our consolidated financial statements.


                                      F13

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

NOTE 3 - CASH AND CASH EQUIVALENTS

      The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At August 31, 2007, the uninsured portions aggregated to $4,395,377. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 4 - ACCOUNTS RECEIVABLE

      The Company maintains an allowance for doubtful accounts for estimated losses that may arise in any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, and increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. The Company also estimates the contractual discount obligation for third party funding such as Medicare, Medicaid, and private insurance companies. Those estimated discounts are reflected in the allowance for doubtful accounts and contractual discounts.

NOTE 5 - INVENTORY

      Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists primarily of computers and peripheral computer equipment.


                                      F14

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

NOTE 6 - PROPERTY AND EQUIPMENT

      Property and equipment at August 31, 2007 consisted of the following:

             Automobile                                       $        21,769
             Equipment                                                163,121
             Computer equipment                                       334,605
             Furniture and fixtures                                    61,498
             Leasehold improvements                                    53,898
                                                              ---------------
                                                                      634,891
             Less accumulated depreciation and amortization           544,988
                                                              ---------------
               TOTAL                                          $        89,903
                                                              ===============

      Depreciation expense was $50,913 and $48,140 for the years ended August 31, 2007 and 2006, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

      LEASES
      In February 2006, we moved to a new location. At this new location, we lease approximately 13,500 square feet of space under a five-year term with two (2), three (3)-year options to extend the lease. The base rent is $18,445 per month plus common area maintenance fees. The base rental rate increases at 4% annually. Rent expense, including common area maintenance fees, was $261,701 and $252,972 for the years ended August 31, 2007 and 2006, respectively.

      On October 30, 2006, the Company entered into an equipment lease agreement. In this agreement, the Company leased a Ricoh Copier/Printer for 36 months with the option of earlier termination with a 60-day written notice.

      Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2007 were as follows:

                Years Ending August 31,             Operating Leases
                         2008                        $      235,565
                         2009                               244,987
                         2010                               254,787
                         2011                               107,890
                         2012                                     -
                                                     --------------
                                                     $      843,229
                                                     --------------


                                      F15

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

      EMPLOYEE AGREEMENT
      On August 9, 2007, the Company entered into an employment agreement with its President/Chief Executive Officer that expires in August 2009. The employment agreement provides for an annual salary of $250,000. At the CEO's request, this new agreement does not include an annual bonus, which has ranged up to $150,000 in all previous agreements. Thus, a savings to the Company of up to $75,000 per year may be realized as a result of this new agreement. The agreement also provides that the Company may terminate the agreement upon 30 days' written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

      LICENSE AGREEMENT
      In 1997, the Company entered into an agreement with Therapeutic Systems Research Laboratory ("TSRL") to jointly develop a computer simulation software program of the absorption of drug compounds in the gastrointestinal tract. Upon execution of a definitive License Agreement on July 9, 1997, TSRL received an initial payment of $75,000, and thereafter, the company is obligated to pay a royalty of 20% of the net sales of the main GastroPlus software. For the years ended August 31, 2007 and 2006, the Company paid royalties of $344,000 and $230,000, respectively.

      The Company's subsidiary, Words+, Inc., entered into royalty agreements with several vendors to apply their software & technologies into the finished goods to be sold. For the years ended August 31, 2007 and 2006, Words+ incurred such royalties of $37,350 and $41,105, respectively.

      LEGAL MATTERS
      On April 6, 2006 we received notice from a liquidator for the former French subsidiary of Bioreason (Bioreason SARL), saying that the liquidator had initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We have been working through our U.S. attorneys and a law firm in Paris. We filed a counterclaim for our rights and lost sales against Bioreason SARL's assets by sending a debt recovery declaration to the liquidator on June 15, 2006.

      On May 23, 2007, we received an e-mail from our French Lawyer that we had received a proposal for an amicable settlement, in which we would give up our claims if Bioreason SARL would agree to waive any claims against Simulations Plus. This proposal was accepted by phone by the lawyer of Bioreason SARL, and now we have signed the agreement which will be submitted to French court.

      On July 13, 2007, we received another e-mail from our French Lawyer that the agent in charge of the liquidation of Bioreason SARL requested the hearing to be postponed until October 11, 2007, and her request was accepted by the French supervisory judge.

      On October 31, 2007, our French lawyer informed us that the hearing was again postponed until November 2007.


                                      F16

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

NOTE 8 - SHAREHOLDERS' EQUITY

      STOCK OPTION PLAN
      In September 1996, the Board of Directors adopted, and the shareholders approved, the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock had been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In February 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,000,000. In December 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,250,000. Furthermore, in February 2005, the shareholders approved an additional 250,000 shares, resulting in the total number of shares that may be granted under the Option Plan to 1,500,000. All of the preceding numbers of options are based on numbers of options prior to the two-for-one stock split on August 14, 2006. The 1996 Stock Option Plan terminated in September 2006 by its term.

      On February 23, 2007, the Board of Directors adopted and the shareholders approved the 2007 Stock Options Plan under which a total of 500,000 shares of common stock had been reserved for issuance.

      On August 18, 2006, the Company accelerated the vesting of stock options previously awarded for which the underlying shares are registered, excluding 500,000 options for shares of unregistered stock. As a result, Options to purchase approximately 520,000 shares of common stock were accelerated, representing approximately 25% of all outstanding options. The Company's decision for this acceleration was to eliminate the compensation expense that the Company would otherwise recognize with respect to these options following the Company's adoption of SFAS 123R. The Company adopted SFAS 123R on September 1, 2006, which is the beginning of the Company's 2007 fiscal year.

      The following table summarizes the stock option transactions. All of the numbers of options reflect a 2-for-1 stock split on August 14, 2006 and another 2-for-1 stock split on October 1, 2007.

                                                            Weighted-Average
                                              Number of      Exercise Price
                                               Options         Per Share
                                               -------         ---------

      Outstanding, August 31, 2006             4,080,144       $    0.67
                Granted                          200,000       $    1.08
                Exercised                       (878,408)      $    0.58
                Expired/Canceled                (192,000)      $    1.08

      Outstanding, August 31, 2007             3,209,736       $    0.69
      Exercisable, August 31, 2007             3,039,736       $    0.68


                                      F17

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

                 Options Outstanding & Unvested at August, 2007
                 ----------------------------------------------

                                                     Remaining        Weighted
                                     Number         Contractual     Average Fair
                                   Outstanding    Life (in years)   Market Price
                                   -----------    ---------------   ------------
      Non Vested before 9/1/2006       200,000                      $       0.85
                Granted                200,000                      $       1.08
                Vested                 (40,000)                     $       0.85
                Cancelled             (190,000)                     $       1.08

      Non Vested at 08/31/2007         170,000          8.12        $       0.86

      The fair value of the options granted during FY07 is estimated at $81,860, of which 95% has been cancelled, reducing this figure to $4,093. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal year ended August 31, 2007: dividend yield of 0%, expected volatility of 11%, risk-free interest rate of 4.72%, and expected life of ten years. The weighted-average fair value of options granted during FY07 was $0.41, and the weighted-average exercise price was $1.08.

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

      The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.4 years at August 31, 2007. The exercise prices for the options outstanding at August 31, 2007 ranged from $0.27 to $1.24, and the information relating to these options is as follows:

                                                     Weighted-       Weighted-      Weighted-
                                                      Average         Average        Average
                                                     Remaining       Exercise       Exercise
                          Stock         Stock       Contractual        Price         Price
        Exercise         Options       Options    Life of Options   of Options     of Options
          Price        Outstanding   Exercisable    Outstanding     Outstanding    Exercisable
      -------------    -----------   -----------  ---------------   -----------    -----------
      $ 0.27 - 0.50     1,183,936     1,183,936      3.0 years      $      0.37    $      0.37
      $ 0.51 - 0.75     1,025,200     1,025,200      2.5 years      $      0.67    $      0.67
      $ 0.76 - 1.24     1,000,600       830,600      8.0 years      $      1.09    $      1.13
                       -----------   -----------
                        3,209,736     3,039,736
                       ===========   ===========

                                      F18

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

      OTHER STOCK OPTIONS
      As of August 31, 2007, the Board of Directors holds options to purchase 52,824 shares of common stock at exercise prices ranging from $0.30 to $6.68, which were granted prior to August 31, 2007.

                                              Number of       Weighted average
                                               Options         exercise price
                                               -------         --------------
           Options outstanding                  52,824         $         1.55
           Options exercisable                  40,024         $         0.58

NOTE 9 - INCOME TAXES

      The components of the income tax provision for the years ended August 31, 2007 and 2006 were as follows:

                                                       2007           2006
                                                   ------------   ------------
           Current
              Federal                              $          -   $          -
              State                                     (71,300)        (1,600)
                                                   ------------   ------------
                                                        (71,300)        (1,600)
                                                   ------------   ------------
           Deferred
              Federal                                 (770,800)      (151,000)
              State                                   (316,300)       (60,300)
                                                   ------------   ------------
                                                     (1,087,100)      (211,300)
                                                   ------------   ------------

                 TOTAL                             $ (1,158,400)  $   (212,900)
                                                   ============   ============

      A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31, 2007 and 2006:

                                                       2007           2006
                                                   ------------   ------------
           Income tax computed at federal
             statutory tax rate                           34.0%          34.0%
           State taxes, net of federal benefit             6.0            6.0
           Meals & Entertainment                           0.9            0.4
           Extraterritorial income exclusion              (1.2)          (9.0)
           Research and development credit                   -           (7.2)
           Change in prior year estimated taxes            2.0           (1.6)
           Other                                           2.5            1.4
                                                   ------------   ------------

                      TOTAL                               44.2%          24.0%
                                                   ============   ============


                                      F19

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

      Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31, 2007 and 2006 are as follows:

                                                       2007           2006
                                                   ------------   ------------
           Deferred tax assets
             Accrued payroll and other expenses    $    160,600   $    172,100
             Accrued warranty and service costs          16,400         14,900
             Net operating loss carryforward             39,600        968,500
             Tax Credits                                395,500        624,400
             Contributions                                9,000          7,700
             State Taxes                                 62,500              -
                                                   ------------   ------------

           Total deferred tax assets                    683,600      1,787,600
           Less:  Valuation allowance                         -              -
                                                   ------------   ------------

                                                        683,600      1,787,600
                                                   ------------   ------------

           Deferred tax liabilities
             State taxes                                      -        (85,700)
             Property and equipment                     (15,700)       (12,600)
             Capitalized computer software
               development costs                       (654,500)      (588,800)
                                                   ------------   ------------

           Total deferred tax liabilities              (670,200)      (687,100)
                                                   ------------   ------------

           NET DEFERRED TAX ASSETS                 $     13,400   $  1,100,500
                                                   ============   ============

      At August 31, 2007, the Company had federal net operating loss carryforwards of approximately $117,000. Federal net operating loss carry forwards expire through 2024. The Company also has a tax credit, totaling approximately $395,000, to offset future Federal income tax.

NOTE 10 - RELATED PARTY TRANSACTIONS

      As of August 31, 2007, included in accrued bonuses to officers was $141,289, which represented 5% of the Company's net income before bonuses and taxes given to the Company's President, Walter Woltosz, as an annual bonus.

      As of August 31, 2007, included in accrued bonuses to officers was $60,000, which represented 5% of the Company's net income before bonuses and taxes, not exceeding $60,000, given to the Corporate Secretary, Virginia Woltosz, as an annual bonus.


                                      F20

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

NOTE 11 - LINES OF BUSINESS

      For internal reporting purposes, management segregates the Company into two divisions as follows for the years ended August 31, 2007 and 2006:

                                                           August 31, 2007
                                      ---------------------------------------------------------
                                       Simulations
                                       Plus, Inc.    Words+, Inc.   Eliminations       Total
                                      ------------   ------------   ------------   ------------
           Net sales                  $  5,755,543   $  3,102,267   $          -   $  8,857,810
           Income from operations     $  2,271,652   $    231,155   $          -   $  2,502,807
           Identifiable assets        $  8,513,462   $  2,191,887   $ (1,809,926)  $  8,895,423
           Capital expenditures       $     16,937   $     30,570   $          -   $     47,507
           Depreciation/Amortization  $    413,358   $     99,090   $          -   $    512,448
           Interest Income            $    102,443   $     11,928   $          -   $    114,371
           Income tax expense         $  1,158,400   $          -   $          -   $  1,158,400
                                      ------------   ------------   ------------   ------------

                                                           August 31, 2006
                                      ---------------------------------------------------------
                                       Simulations
                                       Plus, Inc.    Words+, Inc.   Eliminations       Total
                                      ------------   ------------   ------------   ------------

           Net sales                  $  3,186,419   $  2,668,785   $          -   $  5,855,204
           Income from operations     $    409,694   $    266,181   $          -   $    675,875
           Identifiable assets        $  6,443,114   $  1,788,766   $ (1,718,420)  $  6,513,460
           Capital expenditures       $     39,690   $     27,290   $          -   $     66,980
           Depreciation/Amortization  $    229,717   $    133,458   $          -   $    362,175
           Interest Income            $     20,301   $      1,134   $          -   $     21,435
           Income tax expense         $    212,900   $          -   $          -   $    212,900

      Most corporate expenses, such as legal and accounting expenses, public relations expenses, and bonuses to the President and Secretary are included in Simulations Plus, Inc.


                                      F21

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2007

--------------------------------------------------------------------------------

NOTE 12 - GEOGRAPHIC REPORTING

      The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues were as follows for the fiscal years ended August 31, 2007 and 2006:

                                                                  August 31, 2007
                                  -------------------------------------------------------------------------------
                                     North                                                 South
      (in `000)                     America       Europe        Asia        Oceania       America        Total
                                  -----------   ----------   ----------   -----------   -----------   -----------
      Simulations Plus, Inc.            3,016        1,544        1,194             -             1         5,755
      Words+, Inc.                      2,478          564           31            28             2         3,103
                                  -----------   ----------   ----------   -----------   -----------   -----------
      Total                             5,494        2,108        1,225            28             3         8,858
                                  ===========   ==========   ==========   ===========   ===========   ===========


                                                                  August 31, 2006
                                  -------------------------------------------------------------------------------
                                     North                                                 South
      (in `000)                     America       Europe        Asia        Oceania       America        Total
                                  -----------   ----------   ----------   -----------   -----------   -----------

      Simulations Plus, Inc.            1,472          732          982             -             -         3,186
      Words+, Inc.                      2,320          279           43            18             9         2,669
                                  -----------   ----------   ----------   -----------   -----------   -----------
      Total                             3,792        1,011        1,025            18             9         5,855
                                  ===========   ==========   ==========   ===========   ===========   ===========

NOTE 13 - CUSTOMER RELATIONSHIPS

      The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years'-digits method. Amortization expense for the years ended as of August 31, 2007 and 2006 amounted to $31,668 and $27,678, respectively. Accumulated amortization was $59,346 as of August 31, 2007.

NOTE 14 - EMPLOYEE BENEFIT PLAN

      We maintain a 401(k) Plan for all eligible employees. We make matching contributions equal to the 100% of the employee's elective deferral, not to exceed 4% of the total employee compensation. We can also elect to make a profit-sharing contribution. Contributions by the Company to this Plan amounted to $61,449 and $49,000 for the years ended August 31, 2007 and 2006, respectively.

NOTE 15 - SUBSEQUENT EVENTS

      On September 13, 2007, the Company announced a 2-for-1 split of the Company's common stock, and issued one additional share for every outstanding share held on the payment date of Monday, October 1, 2007. All share information has been adjusted to reflect this stock split.

      From September 1, 2007 to November 21, 2007, an additional 218,000 (after 2-for-1 split) stock options to purchase shares have been exercised by employees.


                                      F22