Form 10QSB
period 2007-11-30
SIMULATIONS PLUS INC
filed 2008-01-14
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 30, 2007 or

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

Yes  [x]        No  [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of January 11, 2008, was 16,161,400.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   Page
                                                                            ----
         Consolidated Balance Sheet at November 30, 2007 (unaudited)          2

         Consolidated Statements of Operations for the three months
            and three months ended November 30, 2007 and 2006 (unaudited)     4

         Consolidated Statements of Cash Flows for the three months
            ended November 30, 2007 and 2006 (unaudited)                      5

         Notes to Consolidated Financial Statements (unaudited)               7

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General                                                             16

         Results of Operations                                               21

         Liquidity and Capital Resources                                     23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          23

Item 4.  Controls and Procedures                                             23

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   24

Item 2.  Changes in Securities                                               24

Item 3.  Defaults upon Senior Securities                                     24

Item 4.  Submission of Matters to a Vote of Security Holders                 24

Item 5.  Other Information                                                   24

Item 6.  Exhibits and Reports on Form 8-K                                    24

Signature                                                                    25
Exhibit - Certifications

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                     (Unaudited)
                                                               November 30, 2006
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $4,584,313
     Accounts receivable, net of allowance for doubtful accounts
         and estimated contractual discounts of $117,050              2,379,574
     Inventory                                                          237,167
     Prepaid expenses and other current assets                           69,079
     Deferred tax asset                                                 200,954
                                                                     ----------
            Total current assets                                      7,471,087

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $2,973,764                    1,585,610

PROPERTY AND EQUIPMENT, net (note 4)                                     77,003
CUSTOMER RELATIONSHIPS, net of accumulated amortization of $66,328       61,714
OTHER ASSETS                                                             18,445
                                                                     ----------
                TOTAL ASSETS                                         $9,213,859
                                                                     ==========








   The accompanying notes are an integral part of these financial statements.
                                       2

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                     (Unaudited)
                                                               November 30, 2006
--------------------------------------------------------------------------------



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $  225,150
     Accrued payroll and other expenses                                 507,845
     Accrued bonuses to officer                                          21,339
     Accrued warranty and service costs                                  35,004
     Accrued income tax                                                  36,513
                                                                     ----------

         Total current liabilities                                      825,851

Long-Term liabilities
     Deferred tax liability                                             313,215
                                                                     ----------

            Total liabilities                                         1,139,066

COMMITMENTS AND CONTINGENCIES (note 5)

SHAREHOLDERS' EQUITY (note 6)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         20,000,000 shares authorized
         15,981,400 shares issued and outstanding                         4,453
     Additional paid-in capital                                       5,970,525
     Retained Earnings                                                2,099,815
                                                                     ----------

            Total shareholders' equity                                8,074,793
                                                                     ----------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $9,213,859
                                                                     ==========


   The accompanying notes are an integral part of these financial statements.
                                       3


                                                       SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     For the Three Months Ended November 30,
                                                                                 (Unaudited)

--------------------------------------------------------------------------------------------

                                                                  2007               2006
                                                                  ----               ----

NET SALES                                                    $  1,983,809       $  1,456,451

COST OF SALES                                                     485,940            441,440
                                                             ------------       ------------
GROSS PROFIT                                                    1,497,869          1,015,011
                                                             ------------       ------------

OPERATING EXPENSES
     Selling, general, and administrative                         930,291            756,777
     Research and development                                     225,951            183,627
                                                             ------------       ------------

        Total operating expenses                                1,156,242            940,404
                                                             ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                     341,627             74,607
                                                             ------------       ------------

OTHER INCOME (EXPENSE)
     Interest income                                               45,147             15,928
     Miscellaneous income                                              25                358
     Gain (Loss) on currency exchange                              18,635              2,972
                                                             ------------       ------------

        Total other income (expense)                               63,807             19,258
                                                             ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                                 405,434             93,865

BENEFIT FROM (PROVISION FOR) INCOME TAXES
     Benefit from (provision for) income tax                     (162,174)           (20,650)
                                                             ------------       ------------

        Total benefit from (provision for) income taxes          (162,174)           (20,650)
                                                             ------------       ------------

NET INCOME (LOSS)                                            $    243,260       $     73,215
                                                             ============       ============

BASIC EARNINGS (LOSS) PER SHARE                              $       0.02       $       0.00
                                                             ============       ============

DILUTED EARNINGS (LOSS) PER SHARE                            $       0.01       $       0.00
                                                             ============       ============
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING*
     BASIC                                                     15,911,312         14,889,102
                                                             ============       ============

     DILUTED                                                   18,429,743         17,097,120
                                                             ============       ============

* The numbers of shares at November 30, 2007 and 2006 reflect the 2-for-1 stock splits which occurred on both October 1, 2007 and August 14, 2006.



             The accompanying notes are an integral part of these financial statements.
                                                 4


                                                       SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     For the Three Months Ended November 30,
                                                                                 (Unaudited)
--------------------------------------------------------------------------------------------


                                                                   2007              2006
                                                                   ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $   243,260       $    73,215
    Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization of property and
           equipment                                                12,900            11,604
         Amortization of customer relationships                      6,982             8,478
         Amortization of capitalized software development
           costs                                                   116,171           107,178
         Bad Debts                                                  62,947                --
         Deferred tax                                              125,661            20,650
         Stock-based compensation                                    5,185             6,451
         Contribution of Equipment at book value                        --               774

         (Increase) decrease in
           Accounts receivable                                    (334,849)          372,475
           Inventory                                                (6,253)            3,142
           Other assets                                              4,590            24,399
         Increase (decrease) in
           Accounts payable                                         23,904           (74,870)
           Accrued payroll and other expenses                       16,233             8,649
           Accrued bonuses to officers                            (179,950)          (88,323)
           Accrued income taxes                                    (34,787)           (1,600)
           Accrued warranty and service costs                       (3,164)              100
           Deferred revenue                                             --            90,213
                                                               -----------       -----------
             Net cash provided by operating activities              58,830           562,535
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                 --           (18,272)
    Capitalized computer software development costs               (173,971)         (132,967)
                                                               -----------       -----------

             Net cash used in investing activities                (173,971)         (151,239)
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the exercise of stock options                    161,740             6,450
                                                               -----------       -----------

             Net cash provided by financing activities             161,740             6,450
                                                               -----------       -----------

                Net increase (decrease) in cash and cash
                  equivalents                                  $    46,599       $   417,746


             The accompanying notes are an integral part of these financial statements.
                                                 5


                                                       SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     For the Three Months Ended November 30,
                                                                                 (Unaudited)
--------------------------------------------------------------------------------------------


                                                                   2007              2006
                                                                   ----              ----

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     4,537,714         1,685,036
                                                               -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIODS                      $ 4,584,313       $ 2,102,782
                                                               ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                              $        --       $        --
                                                               ===========       ===========

    INCOME TAXES PAID                                          $    80,000       $     1,600
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

As a by-product of ongoing improvements and upgrades to our software, some modifications are provided to customers, who have already licensed software, at no additional charge. We consider these modifications to be minimal, as they are not changing the basic functionality or utility of the software, but rather adding convenience, such as being able to plot some additional variable on a graph in addition to the numerous variables that had been available before. Such software modifications for any single product have been typically once or twice per year, sometimes more, sometimes less. Thus, they are infrequent. We provide, for a fee, additional training and service calls to our customers and recognize revenue at the time the training or service call is provided.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $116,171 and $107,178 for the three months ended November 30, 2007 and 2006, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Shipping and Handling
---------------------
Shipping and handling costs, recorded as cost of sales, amounted to $22,507 and $22,679 for the three months ended November 30, 2007 and 2006, respectively.

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

Customer relationships
----------------------
The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years'-digits method. Amortization expense for the three months ended and accumulated amortization as of November 30, 2007 and 2006 amounted to $66,328 and $36,156, respectively.

Earnings per Share
------------------
The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2007 and 2006 were as follows (the number of shares at 11/30/2006 reflects the effect of 2-for-1 stock splits on October 1, 2007 and August 14, 2006 for comparison purposes):

                                                               11/30/2007       11/30/2006
                                                               ----------       ----------
Numerator
          Net income attributable to common
                    shareholders                              $   243,260      $    73,215

Denominator
          Weighted-average number of common shares
                    outstanding during the year                15,911,312       14,889,102
          Dilutive effect of stock options                      2,518,431        2,208,018

Common stock and common stock
          equivalents used for diluted earning per share       18,429,743       17,097,120


Stock-Based Compensation
------------------------
Effective September 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three months ended November 30, 2007 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period. As a result of adopting SFAS No. 123R on September 1, 2006, our stock-based compensation were $5,185 and $6,451 for the three months ended November 30, 2007 and 2006, respectively, and included in the condensed consolidated statements of operations as Consulting, and Research and development expense.

Concentrations and Uncertainties
--------------------------------
International sales accounted for 30% and 29% of net sales for the three months ended November 30, 2007 and 2006, respectively. For Simulations Plus, Inc., three customers accounted for 41%, 8%, and 7% of net sales during the three months ended November 30, 2007, compared with one customer accounting for 22% of net sales during the same period in FY06. For Words+, Inc., two government agencies accounted for 22% and 7% of net sales during the three months ended November 30, 2007, compared with one government agency accounting for 27.9% of net sales during the same period in FY06.

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus, three customers comprised 50%, 7%, and 6% of its accounts receivable at November 30, 2007, and four customers comprised 41%, 13%, 11% and 10% of accounts receivable at November 30, 2006. The accounts receivable balance of Simulations Plus increased $802,000, or 198.5%, to $1,207,000 at November 30, 2007 from $404,000 at November 30, 2006. This is due primarily a large order that came in mid November. For Words+, two government agencies comprised 35% and 10%, and one insurance agency comprised 9% of its accounts receivable at November 30, 2007, and one government agency comprised 30% of its accounts receivable at November 30, 2006.

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

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 were effective for the Company on September 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.


Note 3:  PROPERTY AND EQUIPMENT

Furniture and equipment as of November 30, 2007 consisted of the following:

         Equipment                                                  $  163,121
         Computer equipment                                            334,605
         Furniture and fixtures                                         61,498
         Automobile                                                     21,769
         Leasehold improvements                                         53,898
                                                                    -----------
              Sub total                                                634,891
         Less: Accumulated depreciation and amortization              (557,888)
                                                                    -----------
              Net Book Value                                            77,003
                                                                    ===========


Note 4:  COMMITMENTS AND CONTINGENCIES

Employee Agreement
------------------
On August 9, 2007, the Company entered into an employment agreement with its President/Chief Executive Officer that expires in August 2009. The employment agreement provides for an annual salary of $250,000. At the CEO's request, this new agreement does not include an annual bonus, which has ranged up to $150,000 in all previous agreements. Thus, a savings to the Company of up to $75,000 per year may be realized as a result of this new agreement. The agreement also provides that the Company may terminate the agreement upon 30 days' written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

Litigation
----------
On April 6, 2006 we received notice from a liquidator for the former French subsidiary of Bioreason (Bioreason SARL), saying that the liquidator had initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We have been working through our U.S. attorneys and a law firm in Paris. We filed a counterclaim for our rights and lost sales against Bioreason SARL's assets by sending a debt recovery declaration to the liquidator on June 15, 2006.

On May 23, 2007, we received an e-mail from our French Lawyer that we had received a proposal for an amicable settlement, in which we would give up our claims if Bioreason SARL would agree to waive any claims against Simulations Plus. This proposal was accepted by phone by the lawyer of Bioreason SARL, and now we have signed the agreement which has been submitted to French court.

On July 13, 2007, we received another e-mail from our French Lawyer that the agent in charge of the liquidation of Bioreason SARL requested the hearing to be postponed until October 11, 2007, and her request was accepted by the French supervisory judge.

On October 31, 2007, our French lawyer informed us that the hearing was again postponed until November 2007.

As of today, we are still waiting for the approval of the settlement agreement from the commercial division of French Ordinary Court.


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

                                                                Weighted-Average
                                                    Number of    Exercise Price
                                                     Options       Per Share
                                                   ----------      ---------
         Outstanding, August 31, 2007               3,209,736      $   0.68
                            Granted                        --      $  --
                            Exercised                (220,000)     $   0.74
                            Expired/Cancelled        (202,000)     $   0.59

         Outstanding, November 30, 2007             2,787,736      $   0.69
                                                   ----------      --------

         Exercisable, November 30, 2007             2,687,736      $   0.69
                                                   ==========      ========


                         Options Outstanding & Unvested at November 30, 2007
                         ---------------------------------------------------

                                                            Remaining             *Weighted
                                           Number        Contractual Life           Average
                                        Outstanding         (in years)        Fair Market Price
                                        -----------         ----------        -----------------
     Non Vested before 9/1/2007           170,000                                    $  0.86
          Granted                               -                                    $     -
          Vested                          (42,000)                                   $  0.32
          Cancelled                             -                                    $     -

     Non Vested at 11/30/2007             128,000             7.87                   $  0.32

*Weighted Average Fair Market Price was calculated by using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options and do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.2 years at November 30, 2007. The exercise prices for the options outstanding at November 30, 2007 ranged from $0.27 to $1.24, and the information relating to these options is as follows:

                                                               Weighted-Average       Weighted-Average    Weighted-Average
                                                                   Remaining             Exercise            Exercise
                                                               Contractual Life          Price of            Price of
                       Stock Options       Stock Options          of Options             Options             Options
 Exercise Price         Outstanding         Exercisable           Outstanding          Outstanding         Exercisable
------------------    ----------------    ----------------    --------------------    ---------------     ---------------
$0.27 - 0.50                1,033,936           1,033,936          2.7 years                 $  0.37             $  0.37
$0.50 - 0.75                  861,200             861,200          2.2 years                 $  0.67             $  0.67
$0.75 - 1.24                  892,600             764,600          7.8 years                 $  1.10             $  1.14
                      ----------------    ----------------
                            2,787,736           2,659,736
                      ================    ================




Other Stock Options
-------------------
As of November 30, 2007, the independent members of the Board of Directors hold options to purchase 52,824 shares of common stock at exercise prices ranging from $0.30 to $6.68, which options were granted on or before November 30, 2007.

                                         Number of Options        Weighted average exercise price
                                         -----------------        -------------------------------

       Options Outstanding                          52,824                  $ 1.55
       Options exercisable                          40,024                  $ 0.58

Note 6:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Our reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the three months ended November 30, 2007 and 2006:

                                   November 30, 2007
-------------------------------------------------------------------------------------------
                                    Simulations
                                     Plus, Inc    Words +, Inc.  Eliminations     Total
-------------------------------------------------------------------------------------------
Net Sales                             1,438,426        545,383                   1,983,809
-------------------------------------------------------------------------------------------
Income (loss) from operations           489,505       (147,878)                    341,627
-------------------------------------------------------------------------------------------
Identifiable assets                   8,964,153      2,108,881    (1,859,175)    9,213,859
-------------------------------------------------------------------------------------------
Capital expenditures                          -              -                           -
-------------------------------------------------------------------------------------------
Depreciation and Amortization           118,165         17,888                     136,053
-------------------------------------------------------------------------------------------


                                    November 30, 2006
---------------------------------------------------------------------------------------------
                                     Simulations
                                       Plus, Inc    Words +, Inc.  Eliminations     Total
---------------------------------------------------------------------------------------------
Net Sales                                824,303         632,148                   1,456,451
---------------------------------------------------------------------------------------------
Income (loss) from operations            109,089        (34,482)                      74,607
---------------------------------------------------------------------------------------------
Identifiable assets                    6,515,286       1,793,374    (1,774,914)    6,533,746
---------------------------------------------------------------------------------------------
Capital expenditures                       5,874          12,398                      18,272
---------------------------------------------------------------------------------------------
Depreciation and Amortization             93,153          34,107                     127,260
---------------------------------------------------------------------------------------------


In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended
November 30, 2007 and 2006 were as follows (in thousands):

                            November 30, 2007
-----------------------------------------------------------------------------------------------
                               North                                          South
                              America       Europe      Asia       Oceania    America    Total
-----------------------------------------------------------------------------------------------
Simulations Plus, Inc.           859         417         162         -0-         -0-     1,439
-----------------------------------------------------------------------------------------------
Words+, Inc.                     519          14          11           1         -0-       545
-----------------------------------------------------------------------------------------------
Total                          1,379         430         173           1         -0-     1,984
--------------------------=====================================================================



                               November 30, 2006
---------------------------------------------------------------------------------------------
                             North                                            South
                            America      Europe       Asia       Oceania     America   Total
---------------------------------------------------------------------------------------------
Simulations Plus, Inc.         471         173         180         -0-         -0-       824
---------------------------------------------------------------------------------------------
Words+, Inc.                   563          49          18         -0-           2       632
---------------------------------------------------------------------------------------------
Total                        1,034         222         198         -0-           2     1,456
-------------------------====================================================================


Note 7:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees. We make matching contributions equal to 100% of the employee's elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Contributions by the Company to this Plan amounted to $18,037 and $14,703 for the three months ended November 30, 2007 and 2006, respectively.

Note 8:  SUBSEQUENT EVENT

Since December 1, 2007, an additional 180,000 stock options to purchase shares have been exercised by employees that generated $172,425 in proceeds.

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

Several studies have now been published that compare the predictive accuracy of software programs like ADMET Predictor. In each case, out of more than a dozen programs, ADMET Predictor has been ranked first in accuracy over all other programs (it was ranked second in one study, but that study was later redone with a more difficult set of test compounds and a newer version of ADMET Predictor, and it was then ranked first). No other software product was consistently in the top 4 in these studies. This is a remarkable accomplishment, considering the greater size and resources of many of our competitors.

ADMET Predictor includes ADMET Modeler. ADMET Modeler was first released in July of 2003 as a separate product, and was integrated into ADMET Predictor in 2006. This powerful program automates the generation of predictive models used in ADMET Predictor in a small fraction of the time once required to build these models. For example, new toxicity models were developed in a matter of a few hours once we completed the tedious effort of "cleaning up" the databases (which seem to always contain a significant number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months after cleaning the databases for each new model to obtain similar results.

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

During this reporting period, improvement of ADMET Predictor/Modeler has continued. We completed Phase I of our NIH SBIR (Small Business Innovation Research) grant and we finalized our Phase II proposal, which was submitted on December 5, 2007. Our Phase I study clearly demonstrated that we are able to generate partial atomic charges within molecules with excellent accuracy at a rate of millions of molecules per day, compared with traditional methods that require about one day per molecule. Because of this success, we are optimistic about our Phase II proposal for an additional $750,000 over two years. However, there can be no assurances that we will receive a Phase II award, nor that if we do receive one, that it will be in the amount of $750,000 for the two-year period of performance.

Another improvement to ADMET Predictor has been the development of predictive models for metabolism of new compounds by a certain class of enzymes known as Cytochrome P450 enzymes. This work, which began in 2006, has been done in collaboration with Enslein Research, Inc. ("Enslein") of Rochester, New York. We announced in a press release on September 20, 2007 that we had signed an agreement with Enslein that gives Simulations Plus exclusive access to Enslein's database of metabolism measurements that had been developed under a National Institutes of Health Small Business Innovation Research grant. We are currently awaiting final results from our beta testers in the pharmaceutical industry to release this product.

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

Modifications that provide enhanced user convenience and data analysis capabilities continue to be added to both ADMET Predictor and ADMET Modeler. We are developing improved methods for selecting the best molecular descriptors for modeling a particular molecular property. We have updated our HIV-1 Integrase prediction models. We are investigating additional toxicity databases to extend the number of toxicity predictions provided in ADMET Predictor. A dynamic linked library (dll) module that provides a limited version of ADMET Predictor allows both GastroPlus and ClassPharmer to call ADMET Predictor directly for further convenience. We expect that this new capability will increase sales of ADMET Predictor to users who want the combined capabilities of GastroPlus or ClassPharmer with ADMET Predictor, but who do not need the full capabilities of ADMET Predictor/ADMET Modeler. These new capabilities were demonstrated in Sendai, Japan at the International Society for the Study of Xenobiotics meeting in October 2007.

ClassPharmer
------------
ClassPharmer improvements during the first quarter were focused on incorporating new features requested by users around the world, as well as adding other new capabilities identified in-house. In October 2007, we announced the release of a new version of ClassPharmer (4.4) that further enhances the ability of the program to design new molecules. This new capability provides a way for chemists to automatically generate large numbers of novel chemical structures based on the known chemistry from compounds that have already been synthesized and tested. We have also begun a tight integration with our ADMET Predictor software that will enable rapid and convenient generation and evaluation of new chemical structures to dramatically accelerate the drug discovery process for medicinal chemists. We added export of results in Microsoft Excel(TM) format as well as other convenient file formats requested by users. We further enhanced the new molecule design capabilities of ClassPharmer to make this expanded capability more flexible and powerful.

DDDPlus
-------
DDDPlus sales have continued to grow as formulation scientists recognize the value of this one-of-a-kind simulation software in their work. Improvements have been added to further enhance the value of this product to our customers. Numerous user convenience features have been added, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release. Work on DDDPlus was limited during this quarter in favor of other projects; however, the list of built-in excipients was expanded and a few features were improved.

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

In this reporting period we improved the PDPlus(TM) Module to enhance the programs' capabilities in this area in order to attempt to capture a greater audience working in clinical trial data analysis. We added a new sophisticated kidney model to simulate how drugs are cleared in urine. And we added a number of convenience features requested by our users. We are also enhancing the graphics capabilities in GastroPlus to provide users with greater insight into the results they obtain with the program.

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

For example, during this reporting period we further improved our ability to simulate absorption through the oral cavity (lingual, sublingual, and buccal delivery) as part of a funded study contract begun in the previous fiscal quarter. This new route of administration required a significant amount of scientific investigation, programming changes, and actual data to validate the model equations. The customer provided the data and the program modifications provided valuable insight to the customer about how an oral spray for a particular drug was being absorbed and metabolized in human. The customer now licenses GastroPlus.

GOVERNMENT-FUNDED RESEARCH
--------------------------
We completed our Phase I SBIR effort and our proposal for a Phase II follow-on grant on the order of $750,000. SBIR grant funds provide the ability to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the studies are funded largely, if not completely, through the grants.

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

During this reporting period, we completed the final design for our new PDA-based (personal digital assistant based) Say-it! SAM augmentative communication device, including a completely new PDA and a custom injection-molded case available in multiple colors. This new device includes a new audio amplifier and speaker system as well. It was demonstrated at the Closing the Gap conference in Minneapolis in October 2007 and received strong interest from those in attendance. We have now begun shipping these units after a lull of about three months in which the supply of the previous PDA was depleted, resulting in lower sales for Words+ during this reporting period.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                         ----------------------------------------------------
                                                          Three Months Ended
                                         ----------------------------------------------------
                                                 11/30/07                   11/30/06
                                         ------------------------- --------------------------
Net sales                                $ 1,984         100%       $ 1,456          100%
Cost of sales                                486          24.5          441          30.3
                                         ------------------------------------------------
Gross profit                               1,498          75.5        1,015          69.7
                                         ------------------------------------------------
Selling, general and administrative          930          46.9          757          52.0
Research and development                     226          11.4          183          12.6
                                         ------------------------------------------------
Total operating expenses                   1,156          58.3          940          64.6
                                         ------------------------------------------------
Income from operations                       342          17.2           75           5.1
                                         ------------------------------------------------
Other income                                  63           3.2           19           1.3
                                         ------------------------------------------------
Net income before taxes                      405          20.4           94           6.4
                                         ------------------------------------------------
(Provision for) income taxes                (162)         (8.2)         (21)         (1.4)
                                         ------------------------------------------------
Net income                               $   243          12.3%     $    73           5.0%
                                         =================================================

NET SALES
---------
Our consolidated net sales increased $527,000, or 36.2%, to $1,984,000 in the first fiscal quarter of 2008 (1QFY08) from $1,456,000 in the first fiscal quarter of 2007 (1QFY07). Sales from pharmaceutical software and services increased approximately $614,000, or 74.5%; and our Words+, Inc. subsidiary's sales decreased approximately $87,000, or 13.8%, for the quarter. We attribute the increase in pharmaceutical software sales primarily to a large order that came in during the first quarter this year that had been received in the second fiscal quarter of last fiscal year, as well as new customers and for new modules and additional licenses to renewal customers. Revenues from contract services also increased in 1QFY08 compared with 1QFY07. Because of this large order in November, the accounts receivable balance at November 30, 2007 increased significantly.

We attribute the decrease in Words+ sales primarily to a decrease in sales of the PDA version of our "Say-it! SAM" speech output device. Our inventory of the discontinued previous PDA was depleted during the previous quarter, resulting in an inability to accept orders for these units until the new device was close to production. These units have now started to ship in quantity as of December 2007 and the product is receiving excellent feedback from those who have received them. Although revenues from our "Freedom" products increased, some declines in sales of other products outweighed this increase.

COST OF SALES
-------------
Consolidated cost of sales increased $45,000, or 10.1%, to $486,000 in 1QFY08 from $441,000 in 1QFY07; however, the percentage of cost of sales in 1QFY08 decreased 5.8% to 24.5% from 30.3% in 1QFY07. For Simulations Plus, cost of sales increased $71,000, or 60.7%; however, as a percentage of revenue, cost of sales decreased to 13.1% in 1QFY08 from 14.2% in 1QFY07. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased as more new products became available for sale, by approximately

$26,000, or 33.0%, in 1QFY08 compared with 1QFY07. Another significant portion of cost of sales is Royalty expense, which is determined by the revenues generated from GastroPlus basic program without modules. Royalty expense increased approximately $44,000, or 120.7%, in 1QFY08 compared with 1QFY07 due to growth in GastroPlus license sales.

For Words+, cost of sales decreased $26,000, or 8.1%; however, as a percentage, cost of sales increased 3.4% between the first fiscal quarter of FY08 and FY07. We attribute the percentage increase in cost of sales for Words+ primarily to the special discount provided for the dealer demo units on new "Say-it! SAM" units, lower total revenues for the quarter, and shipping material cost increases.

GROSS PROFIT
------------
Consolidated gross profit increased $483,000, or 47.6%, to $1,498,000 in 1QFY08 from $1,015,000 in 1QFY07. We attribute this increase to the increase in sales of pharmaceutical software, contract studies, which outweighed decrease in Word+ gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Consolidated selling, general and administrative (SG&A) expenses increased $173,000, or 22.9%, to $930,000 in 1QFY08 from $757,000 in 1QFY07. For
Simulations Plus, SG&A increased $114,000, or 25.8%. As a percentage of sales, SG&A decreased to approximately 38.5% in 1QFY08 from approximately 53.3% in 1QFY07. The major increases in SG&A expenses were travel, trade shows, investor relations, accrued bonus to a Secretary, professional fees, salaries and payroll-related expenses such as health insurance, 401K and payroll taxes, which outweighed decreases in commission expense and equipment rentals.

For Words+, SG&A expenses increased $60,000, or 18.9%, due primarily to increases in travel, trade shows, bad debts, marketing consultant fees and salaries. These increases outweighed decreases in commissions, telephone and supplies.

RESEARCH AND DEVELOPMENT
------------------------
We incurred approximately $400,000 of research and development costs for both companies during the 1QFY08. Of this amount, $174,000 was capitalized and $226,000 was expensed. In 1QFY07, we incurred $317,000 of research and development costs, of which $134,000 was capitalized and $183,000 was expensed. The increase of $83,000, or 26.2%, in total research and development expenditures from the 1QFY07 to the 1QFY08 was due primarily to increases in salaries because of new hires and salary increases to existing staff.

OTHER INCOME (EXPENSE)
----------------------
Net other income (expense) in 1QFY08 increased by $44, 000, or 231.3%, to $63, 000 in 1QFY08 from $19,000 in 1QFY07. This is due primarily to increased interest revenue from Money Market accounts.

PROVISION FOR INCOME TAXES
--------------------------
The provision for income taxes increased by $141,000, or 685.3%, to $162,000 in 1QFY08 from $21,000 in 1QFY07 due to higher income. The expiration of the Extraterritorial Income Exclusion resulted in an increase of our overall combined tax rate. In addition, Congress did not extend the Research and Development Tax Credit, which expired on December 31, 2007. As a result, we are projecting a tax rate of 40% going forward. However, there is a bill, H.R. 2138, currently under consideration by the House of Representatives, which would extend the Research and Development Tax Credit permanently. If this bill passes, we will re-evaluate our enacted tax rates at that time to determine if a change in our estimated tax rate is necessary.

NET INCOME
----------
Consolidated net income increased by $170,000, or 234.4%, to $243,000 in 1QFY08 from $73,000 in 1QFY07. We attribute this increase in profit primarily to the increases in revenue from pharmaceutical software and services and other income, which outweighed increases in cost of sales, selling, and general and administrative expenses, research and development expenses, provision for income taxes and the net loss from Words+ operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we were compensated in Japanese yen by some Japanese customers and one European customer. As a result, we experienced a small gain from currency exchange in the first three months of FY08. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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

                  As of today, we are still waiting for the approval of the settlement agreement from the commercial division of French Ordinary Court.

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

Item 6.           Exhibits and Reports on form 8-K
                  --------------------------------

                  (a)      Exhibits:

                  31.1-2 Certification of Chief Executive Officer and Chief Financial Officer

                  32 Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 11, 2008.

                                                        Simulations Plus, Inc.

Date:  January 11, 2008                          By:    /s/ MOMOKO BERAN
                                                        ------------------------
                                                        Momoko Beran
                                                        Chief Financial Officer