Form 10QSB
period 2008-02-29
SIMULATIONS PLUS INC
filed 2008-04-14
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 29, 2008 or

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

Yes [x]           No [ ]

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of April 10, 2008, was 16,228,900.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                  Page
                                                                           ----
     Consolidated Balance Sheet at February 29, 2008 (unaudited)             2

     Consolidated Statements of Operations for the three months and six months ended February 29, 2008 and February 28, 2007
         (unaudited)                                                         4

     Consolidated Statements of Cash Flows for the six months
         ended February 29, 2008 and February 28, 2007 (unaudited)           5

     Notes to Consolidated Financial Statements (unaudited)                  7

Item 2.  Management's Discussion and Analysis or Plan of Operations

     General                                                                16

     Results of Operations                                                  21

     Liquidity and Capital Resources                                        25

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         26

Item 4.  Controls and Procedures                                            26

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  27

Item 2.  Changes in Securities                                              27

Item 3.  Defaults upon Senior Securities                                    27

Item 4.  Submission of Matters to a Vote of Security Holders                27

Item 5.  Other Information                                                  28

Item 6.  Exhibits and Reports on Form 8-K                                   28

Signature                                                                   29
Exhibit - Certifications


                                             SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                        CONSOLIDATED BALANCE SHEET
                                                              at February 29, 2008
                                                                       (Unaudited)
----------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                          $5,507,079
     Accounts receivable, net of allowance for doubtful accounts
         and estimated contractual discounts of $124,562                 1,964,747
     Inventory                                                             281,385
     Prepaid expenses and other current assets                             215,061
     Deferred tax asset                                                    160,300
                                                                        ----------
            Total current assets                                         8,128,572

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $3,094,379                       1,680,475

PROPERTY AND EQUIPMENT, net (note 3)                                       111,695
CUSTOMER RELATIONSHIPS, net of accumulated amortization of $72,935          55,107
OTHER ASSETS                                                                18,445
                                                                        ----------

                TOTAL ASSETS                                            $9,994,294
                                                                        ==========






   The accompanying notes are an integral part of these financial statements.




                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                            at February 29, 2008
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                 $  133,910
     Accrued payroll and other expenses                                  427,179
     Accrued bonuses to officer                                           58,274
     Accrued warranty and service costs                                   29,270
     Accrued income tax                                                  363,041
                                                                      ----------
         Total current liabilities                                     1,011,674

Long-Term liabilities
     Deferred tax liability                                               83,000
                                                                      ----------
            Total liabilities                                          1,094,674

COMMITMENTS AND CONTINGENCIES (Note 4)                                        --

SHAREHOLDERS' EQUITY (Note 5)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                     --
     Common stock, $0.001 par value
         50,000,000 shares authorized
         16,228,900 shares issued and outstanding                          4,700
     Additional paid-in capital                                        6,230,295
     Retained Earnings                                                 2,664,625
                                                                      ----------
            Total shareholders' equity                                 8,899,620
                                                                      ----------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $9,994,294
                                                                      ==========





   The accompanying notes are an integral part of these financial statements.





                                                                               SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             for the three and six months ended February 29, and 28,
                                                                                                         (Unaudited)
--------------------------------------------------------------------------------------------------------------------


                                                        Three months ended                    Six months ended
                                                        ------------------                    ----------------
                                                      2008               2007              2008               2007
                                                      ----               ----              ----               ----

NET SALES                                          2,179,675          2,533,836          4,163,484          3,990,287

COST OF SALES                                        455,513            557,102            941,453            998,542
                                                ------------       ------------       ------------       ------------
GROSS PROFIT                                       1,724,162          1,976,734          3,222,031          2,991,745
                                                ------------       ------------       ------------       ------------

OPERATING EXPENSES
    Selling, general, and administrative             832,493            936,114          1,762,783          1,692,891
    Research and development                         251,894            216,432            477,845            400,059
                                                ------------       ------------       ------------       ------------
       Total operating expenses                    1,084,387          1,152,546          2,240,628          2,092,950
                                                ------------       ------------       ------------       ------------

INCOME FROM OPERATIONS                               639,775            824,188            981,403            898,795
                                                ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
    Interest income                                   47,076             24,881             92,223             40,809
    Miscellaneous income                                  --                 --                 25                358
    Gain on sale of assets                                --              3,102                 --              3,102
    Gain on currency exchange                         14,925              4,055             33,560              7,027
                                                ------------       ------------       ------------       ------------
       Total other income (expense)                   62,001             32,038            125,808             51,296
                                                ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                           701,776            856,226          1,107,211            950,091

INCOME TAXES
    Provision for income tax                        (136,967)          (188,370)          (299,141)          (209,020)
                                                ------------       ------------       ------------       ------------
       Total income taxes                           (136,967)          (188,370)          (299,141)          (209,020)
                                                ------------       ------------       ------------       ------------

NET INCOME                                      $    564,809       $    667,856       $    808,070       $    741,071
                                                ============       ============       ============       ============

BASIC EARNINGS PER SHARE                        $       0.04       $       0.04       $       0.05       $       0.05
                                                ============       ============       ============       ============

Diluted earnings per share                      $       0.03       $       0.04       $       0.04       $       0.04
                                                ============       ============       ============       ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                         16,130,622         15,039,924         16,020,147         14,964,096
                                                ============       ============       ============       ============

    DILUTED                                       18,279,889         18,029,650         18,369,400         17,625,312
                                                ============       ============       ============       ============

  * The number of shares at February 28, 2007 has been retroactively restated to reflect a 2-for-1 stock split that occurred on October 1, 2007.


                       The accompanying notes are an integral part of these financial statements.




                                                       SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               for the six months ended February 29, and 28,
                                                                                 (Unaudited)
--------------------------------------------------------------------------------------------

                                                                   2008              2007
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $   808,070       $   741,071
    Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization of property and
           equipment                                                26,447            24,197
         Amortization of customer relationships                     13,589            16,582
         Amortization of capitalized software development
           cost                                                    236,785           222,811
         Bad debt expense                                           62,947            48,000
         Stock-based compensation                                   15,265             9,849
         Contribution of Equipment at book value                        --               774
         (Gain) on sale of assets                                       --            (3,102)

         (Increase) decrease in
           Accounts receivable                                      79,978           194,597
           Inventory                                               (50,471)          (37,335)
           Deferred tax                                            (63,900)          209,020
           Other assets                                           (141,393)           15,113
         Increase (decrease) in
           Accounts payable                                        (67,336)           95,322
           Accrued payroll and other expenses                      (64,433)           59,726
           Accrued bonuses to officers                            (143,015)            6,813
           Accrued income taxes                                    291,741            (1,600)
           Accrued warranty and service costs                       (8,898)              374
           Deferred revenue                                             --            41,109
                                                               -----------       -----------
              Net cash provided by operating activities            995,376         1,643,321
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                            (61,390)          (35,143)
    Proceeds from sale of assets                                    13,152             4,475
    Capitalized computer software development costs               (389,450)         (265,616)
                                                               -----------       -----------

              Net cash used in investing activities               (437,688)         (296,284)
                                                               -----------       -----------



             The accompanying notes are an integral part of these financial statements.




                                                    SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            for the six months ended February 29, and 28,
                                                                              (Unaudited)
-----------------------------------------------------------------------------------------



CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the exercise of stock options                   411,677         187,043
                                                               ----------      ----------
              Net cash provided by financing activities           411,677         187,043
                                                               ----------      ----------

                Net increase in cash and cash equivalents      $  969,365      $1,534,080

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    4,537,714       1,685,036
                                                               ----------      ----------

CASH AND CASH EQUIVALENTS, END OF QUARTER                      $5,507,079      $3,219,116
                                                               ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                              $       --      $       --
                                                               ==========      ==========

    INCOME TAXES PAID                                          $  180,000      $    1,600
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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $236,785 and $222,811 for the six months ended February 29, 2008 and February 28, 2007, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Shipping and Handling
---------------------
Shipping and handling costs, recorded as cost of sales, amounted to $45,427 and $50,243 for the six months ended February 29, 2008 and February 28, 2007, respectively.

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

Customer Relationships
----------------------
The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years'-digits method. Amortization expense for the six months ended and accumulated amortization as of February 29, 2008 and February 28, 2007 amounted to $13,589 and $16,582, respectively, and $72,935 and $44,260, respectively.

Earnings per Share
------------------
The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the six months ended February 29, 2008 and February 28, 2007 were as follows (the number of shares at 02/28/2007 reflects the effect of a 2-for-1 stock split on October 1, 2007 for comparison purposes):

                                                                02/29/2008           02/28/2007
                                                                ----------           ----------
Numerator
          Net income (loss) attributable to common
                    shareholders                                $ 664,327            $ 741,071

Denominator
          Weighted-average number of common shares
                    outstanding during the year                16,020,147           14,964,096
          Dilutive effect of stock options                      2,349,253            2,661,216

Common stock and common stock
          equivalents used for diluted earning per share       18,369,400           17,625,312

Stock-Based Compensation
------------------------
Effective September 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the six months ended February 29, 2008 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period. As a result of adopting SFAS No. 123R on September 1, 2006, our stock-based compensation expenses were $15,265 and $9,849 for the six months ended February 29, 2008 and February 28, 2007, respectively, and are included in the condensed consolidated statements of operations as Salaries and Wages, Consulting, and Research and development expense.

Concentrations and Uncertainties
--------------------------------
International sales accounted for 43% and 36% of net sales for the six months ended February 29, 2008 and February 28, 2007, respectively. For Simulations Plus, Inc., two customers accounted for 20% and 10% of net sales during the six months ended February 29, 2008, compared with two customers accounting for 22% and 15% of net sales during the same period in FY07. For Words+, Inc., one government agency accounted for 20%, and one customer accounted for 16% of net sales during the six months ended February 29, 2008, compared with one government agency accounting for 28%, and one customer accounting for 13% of net sales during the same period in FY07.

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus, four customers comprised 21%, 18%, 14% and 10% of its accounts receivable at February 29, 2008, and five customers comprised 25%, 20%, 13%, 12% and 10% of accounts receivable at February 28, 2007. For Words+, two government agencies comprised 28% and 10%, and two customers comprised 14% and 10% of its accounts receivable at February 29, 2008 while one government agency comprised 37% of its accounts receivable at February 28, 2007.

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

Note 3:  PROPERTY AND EQUIPMENT

Furniture and equipment as of February 29, 2008 consisted of the following:


         Equipment                                                   $ 173,245
         Computer equipment                                            334,605
         Furniture and fixtures                                         61,498
         Automobile                                                     21,769
         Leasehold improvements                                         53,898
                                                                     ----------
              Sub total                                                645,015
         Less: Accumulated depreciation and amortization              (533,320)
                                                                     ----------
              Net Book Value                                           111,695
                                                                     ==========

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

On April 9, 2008, we have received the approval of the settlement agreement from the commercial division of French Ordinary Court. This means that the settlement agreement is now enforceable, and this case is finally closed.

Note 5: STOCKHOLDERS' EQUITY

Stock Option Plan
-----------------
In September 1996, the Board of Directors adopted and the shareholders approved the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock had been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In February 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,000,000. In December 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,250,000. Furthermore, in February 2005, the shareholders approved an additional 250,000 shares, resulting to the total number of shares that may be granted under the Option Plan to 1,500,000. All of the preceding numbers of options are based on numbers of options prior to the two-for-one stock split on August 14, 2006. The 1996 Stock Option Plan terminated in September 2006 at the end of its term.

On February 23, 2007, the Board of Directors adopted and the shareholders approved the 2007 Stock Options Plan under which a total of 500,000 shares of common stock had been reserved for issuance.

The following table summarizes the stock option transactions. All of the numbers of options reflect a 2-for-1 stock split on August 14, 2006 and another 2-for-1 stock split on October 1, 2007.

                                                                                Weighted-Average
                                                                                 Exercise Price
                                                      Number of Options            Per Share
                                                    ---------------------     ---------------------

          Outstanding, August 31, 2007                         3,209,736                $     0.68
                             Granted                             287,000                $     3.03
                             Exercised                          (467,500)               $     0.88
                             Expired/Cancelled                  (202,000)               $     0.59

          Outstanding, February 29, 2008                       2,827,236                $     0.90
                                                    ---------------------     ---------------------

          Exercisable, February 29, 2008                       2,412,236                $     0.65
                                                    =====================     =====================




                                                    Weighted Average
                                                    Number Outstanding                  Market Price*

     Non Vested before 9/1/2007                                 170,000                          $  0.86
          Granted                                               287,000                          $  3.03
          Vested                                                (42,000)                         $  0.86
          Cancelled                                                   -                          $     -
                                            ----------------------------      ---------------------------
     Non Vested at 02/29/2008                                   415,000                          $  2.36
                                            ----------------------------      ---------------------------


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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.28 years at February 29, 2008. The exercise prices for the options outstanding at February 29, 2008 ranged from $0.26 to $3.03, and the information relating to these options is as follows:

                                                                Weighted-Average      Weighted-Average    Weighted-Average
                                                                    Remaining             Exercise            Exercise
                                                                Contractual Life          Price of            Price of
                       Stock Options        Stock Options          of Options             Options             Options
  Exercise Price        Outstanding          Exercisable           Outstanding          Outstanding         Exercisable
------------------    ----------------    ----------------    --------------------    ---------------     ---------------
$0.26 - 0.50                1,003,936           1,003,936         2.53 years                 $  0.37             $  0.37
$0.51 - 0.75                  841,200             841,200         1.95 years                 $  0.66             $  0.66
$0.76 - 1.25                  695,100             567,100         7.31 years                 $  1.09             $  1.14
$1.26 - 3.03                  287,000                   0         9.97 years                 $  3.03                 n/a
                      ----------------    ----------------
                            2,827,236           2,412,236
                      ================    ================

Other Stock Options
-------------------
As of February 29, 2008, the independent members of the Board of Directors hold options to purchase 52,824 shares of common stock at exercise prices ranging from $0.30 to $6.68, which options were granted on or before February 29, 2008.

                       Number of Options        Weighted average exercise price
                       -----------------        -------------------------------

Options Outstanding               52,824                  $ 1.55
Options exercisable               40,024                  $ 0.58

Note 6:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Our reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the six months ended February 29, 2008 and February 28, 2007:

                                              February 29, 2008
--------------------------------------------- ---------------- -------------- ---------------- ---------------
                                                Simulations
                                                 Plus, Inc     Words +, Inc.   Eliminations        Total
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Net Sales                                           2,987,934      1,175,550                        4,163,484
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Income (loss) from operations                       1,053,464       (72,061)                          981,403
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Identifiable assets                                 9,860,669      2,009,867      (1,795,942)      10,074,594
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Capital expenditures                                        0         61,390                           61,390
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Depreciation and Amortization                           9,210         17,237                           26,447
--------------------------------------------- ---------------- -------------- ---------------- ---------------

                                              February 28, 2007
--------------------------------------------------------------------------------------------------------------
                                                Simulations
                                                 Plus, Inc     Words +, Inc.    Eliminations        Total
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Net Sales                                           2,632,197      1,358,090                        3,990,287
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Income (loss) from operations                         923,517       (24,722)                          898,795
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Identifiable assets                                 7,471,982      1,891,003      (1,709,816)       7,653,169
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Capital expenditures                                   15,709         19,434                           35,143
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Depreciation and Amortization                           9,613         14,584                           24,197
--------------------------------------------- ---------------- -------------- ---------------- ---------------

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the six months ended
February 29, 2008 and February 28, 2007 were as follows (in thousands):

                                          February 29, 2008
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
                                                                                          South
                                North America     Europe        Asia        Oceania      America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                  1,441        1,212          334          -0-          -0-      2,987
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                              949          192           15           20          -0-      1,176
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                   2,390        1,404          349           20          -0-      4,163
------------------------------ =============== ============ ============ ============ ============ ==========


                                          February 28, 2007
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
                                                                                          South
                                North America     Europe        Asia        Oceania      America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                  1,414          908          310          -0-          -0-      2,632
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                            1,129          191           25           11            2      1,358
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                   2,543        1,099          335           11            2      3,990
------------------------------ =============== ============ ============ ============ ============ ==========


Note 7:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees. We make matching contributions equal to 100% of the employee's elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Contributions by the Company to this Plan amounted to $36,168 and $30,518 for the six months ended February 29, 2008 and February 28, 2007, respectively.

Note 9:  SUBSEQUENT EVENT

On April 9, 2008, we have received the approval of the settlement agreement from the commercial division of French Ordinary Court. This means that the settlement agreement is now enforceable, and this case is finally closed.

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

ADMET PREDICTOR
---------------
ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity)
Predictor consists of a library of statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures. This capability means a chemist can merely draw a molecule diagram and get estimates of these properties, even though the molecule has never existed. Drug companies search through millions of such "virtual" molecular structures as they attempt to find new drugs. The vast majority of these molecules are not suitable as medicines for various reasons. Some have such low solubility that they will not dissolve well, some have such low permeability through the intestinal wall that they will not be absorbed well, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (like albumin) in blood to such a high extent that little unbound drug is available to reach the target, and some will be toxic in various ways. Identification of such properties as early as possible enables researchers to eliminate poor compounds without spending time and money to make them and then run experiments to identify these weaknesses. Today, many molecules can be eliminated on the basis of computer predictions, such as those provided by ADMET Predictor.

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

ADMET Predictor includes ADMET Modeler. ADMET Modeler was first released in July of 2003 as a separate product, and was integrated into ADMET Predictor in 2006. This powerful program automates the generation of predictive models used in ADMET Predictor in a small fraction of the time once required to build these models. For example, new toxicity models were developed in a matter of a few hours once we completed the tedious effort of "cleaning up" the databases (which often contain a significant number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months after cleaning the databases for each new model to obtain similar results.

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

During this reporting period, improvement of ADMET Predictor/Modeler has continued. We completed Phase I of our NIH SBIR (Small Business Innovation Research) grant and we finalized our Phase II proposal, which was submitted on December 5, 2007. Our Phase I study clearly demonstrated that we are able to generate partial atomic charges within molecules with excellent accuracy at a rate of millions of molecules per day, compared with traditional methods that require about one day per molecule. Because of this success, we are optimistic about our Phase II proposal for an additional $750,000 over two years. However, there can be no assurances that we will receive a Phase II award, nor that if we do receive one, that it will be in the amount of $750,000 for the two-year period of performance. In early April, we received notice that our proposal was returned unscored, with one reviewer providing a favorable review and another providing an unfavorable review. The unfavorable review included several statements that were incorrect, including that the accuracy of the partial charges produced by this new method and the speed with which they are generated are not innovative. This is easily disproved, and we will resubmit this proposal at the next submittal date in August.

We released ADMET Predictor version 2.4 during March 2008, which incorporates the new Enslein Metabolism Module for the prediction of kinetic rate constants for metabolism via hydroxylation (the most common form of metabolism) by the five most common enzymes, which are known as CYP 450-1A2, -2C9, -2C19, and -3A4. To our knowledge, this is the first such capability available in a commercial software product, and the predictions are based on a proprietary database developed by Enslein Research of Rochester, NY. This additional cost module was evaluated by industry scientists prior to release and received high praise for its utility and potential cost savings.

Version 2.4 also allows smaller companies to license separate modules when all the capabilities of the program are not required. The total price with all modules remains the same; however, we have received a number of requests to provide only limited capabilities at a lower price for some companies, and this new licensing approach is expected to increase sales by enabling smaller companies to license only the parts of the program that they need.

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

Modifications that provide enhanced user convenience and data analysis capabilities continue to be added to both ADMET Predictor and ADMET Modeler. A powerful new graphics capability is in development that will allow users to visualize results in multiple dimensions. We continue to improve methods for automatically selecting the best molecular descriptors for modeling a particular molecular property. We are updating all of our models using the new partial charge descriptors developed under our SBIR grant. We are obtaining additional toxicity databases to extend the number of toxicity predictions. Tight integration with both GastroPlus and ClassPharmer has been achieved. Licenses of ADMET Predictor have already been purchased by users who want the combined capabilities of GastroPlus or ClassPharmer with ADMET Predictor, but who do not need the full capabilities of ADMET Predictor/ADMET Modeler.

CLASSPHARMER
------------
ClassPharmer continues to evolve into a more and more powerful tool for medicinal and computational chemists. Coupled with ADMET Predictor, the two provide an unmatched capability for chemists to search through huge libraries of compounds to find the most interesting classes and molecules that are active against a particular target. In addition, ClassPharmer with ADMET Predictor can take an interesting molecule and generate high quality analogs (similar molecules) using different algorithms to ensure that the new molecules are both active and that they are also acceptable in a variety of ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) properties.

Improvements during the second quarter were focused on incorporating more new features requested by our users around the world, as well as adding other new capabilities identified in-house. As of this writing, ClassPharmer 4.5 is in final beta testing and documentation. This new version will add the detection of Activity Cliffs, i.e., small changes in molecular structure that produce large changes in activity or some other property.

In October 2007, we announced the release of ClassPharmer 4.4 that further enhanced the ability of the program to design new molecules. Version 4.5 will add again to this capability through tighter integration with ADMET Predictor, detection of Activity/Property Cliffs, more powerful options for chemical reactions, and a number of new user convenience features.

ClassPharmer's molecule design capabilities provide ways for chemists to rapidly generate large numbers of novel chemical structures based on intelligence from compounds that have already been synthesized and tested, or from basic chemical reactions selected by the user. Export of results is available in Microsoft Excel(TM) format as well as other convenient file formats requested by users.

DDDPLUS
-------
DDDPlus sales have continued to grow as formulation scientists recognize the value of this one-of-a-kind simulation software in their work. Improvements have been added to further enhance the value of this product to our customers. Numerous user convenience features have been added, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release. Work on DDDPlus was limited during this quarter in favor of other projects.

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

In this reporting period we improved the PKPlus(TM) Module to enable it to fit pharmacokinetic models to multiple data sets, including both intravenous and oral dosage forms. We made further improvements to the new sophisticated kidney model to simulate how drugs are cleared in urine. And we continue to add convenience features requested by our users. We also added the ability of the program to track metabolites of a parent drug, including metabolites of metabolites, to as many levels as desired. This is a significant new capability because it allows the user to predict how much of each metabolite will be generated, and into which tissues the metabolite is likely to partition. Some metabolites can be toxic, so knowing how much is produced and where it goes is valuable information to assess the likelihood of adverse effects.

Our marketing intelligence and reorder history indicate that GastroPlus continues to enjoy a dominant position in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, they can also save considerable time and money through simulation. We believe this part of the industry, which includes many hundreds of companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus has been growing steadily, adding to the base of annual licenses each year.

We are aware that other companies have developed competitive software; however, based on customer feedback, we believe that the competitive threat to GastroPlus is very limited. We also continue to improve GastroPlus under the two-year (one full-time equivalent) contract we announced on August 31, 2006, as well as through our own internal product improvement efforts.

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

For example, during this reporting period we further improved our ability to simulate absorption through the eye. This new route of administration required a significant amount of scientific investigation, programming changes, and actual data to validate the model equations. Scientists who work in ocular delivery at several customer sites have told us that they had not seen such a sophisticated capability before.

GOVERNMENT-FUNDED RESEARCH
--------------------------
We completed our Phase I SBIR effort and our proposal for a Phase II follow-on grant on the order of $750,000. SBIR grant funds provide the ability to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the studies are funded largely, if not completely, through the grants. As noted above, our Phase II proposal was returned unscored, and we are preparing to resubmit with information that proves that the one unfavorable reviewer based their opinion on incorrect assumptions.

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

During this reporting period, sales of our new PDA-based (personal digital assistant based) Say-it! SAM augmentative communication device continued to be strong.




RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                      ------------------------------------------------------------
                                                          Three Months Ended
                                      ------------------------------------------------------------
                                                02/29/08                       02/28/07
                                      ------------------------------ -----------------------------
Net sales                                   $   2,180          100%       $  2,534           100%
Cost of sales                                     456          20.9            557           22.0
                                      ---------------- ------------- -------------- --------------
Gross profit                                    1,724          79.1          1,977           78.0
                                      ---------------- ------------- -------------- --------------
Selling, general and administrative               832          38.2            936           36.9
Research and development                          252          11.6            217            8.6
                                      ---------------- ------------- -------------- --------------
Total operating expenses                        1,084          49.7          1,153           45.5
                                      ---------------- ------------- -------------- --------------
Income from operations                            640          29.4            824           32.5
                                      ---------------- ------------- -------------- --------------
Other income                                       62           2.8             32            1.3
                                      ---------------- ------------- -------------- --------------
Net income before taxes                           702          32.2            856           33.8
                                      ---------------- ------------- -------------- --------------
Provision for income taxes                       (137)        (6.3)%          (188)         (7.4)%
                                      ---------------- ------------- -------------- --------------
Net income (loss)                              $  565         25.9%         $  668          26.4%
                                      ================ ============= ============== ==============

NET SALES

Consolidated net sales decreased $354,000, or 14.0%, to $2,180,000 in the second fiscal quarter of 2008 (2QFY08) from $2,534,000 in the second fiscal quarter of 2007 (2QFY07). Our sales from pharmaceutical and educational software decreased approximately $258,000, or 14.3%; and our Words+, Inc. subsidiary's sales decreased approximately $96,000, or 13.2%, for the quarter. We attribute the decrease in pharmaceutical software sales primarily to a large order in 2QFY07 last year that came in during the first quarter this year, and thus was reported in 1QFY08. If this large order had been received in the same fiscal quarter, then revenues in 2QFY08 would have been increased from the same period last year. In spite of the movement of this large pharmaceutical software order into the first quarter, new pharmaceutical software sales in the second quarter made up for a major portion of the difference.

We attribute the decrease in Words+ sales primarily to a decrease in "TuffTalker" and "Freedom" products with EZKeys software, which is based on Windows XP systems. Just recently, two major AAC manufacturers introduced XP-based software in the market, resulting in stiff competition for our products. Although revenues from our "Say-it! SAM" speech output device increased significantly, the increase could not offset the decrease in revenue from other products.

COST OF SALES

Consolidated cost of sales decreased $101,000, or 18.2%, to $456,000 in 2QFY08 from $557,000 in 2QFY07. The percentage of cost of sales in 2QFY08 decreased 1.1% to 20.9% from 22.0% in 2QFY07. For Simulations Plus, cost of sales decreased $2,000, or 1.1%. However, as a percentage of revenue, cost of sales increased to 14.1% in 2QFY08 from 12.2% in 2QFY07. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $18,000, or 20.1%, in 2QFY08 compared with 2QFY07. However, royalty expense decreased approximately $51,000, or 31.8%, in 2QFY08 compared with 2QFY07.

For Words+, cost of sales decreased $99,000, or 29.4%. As a percentage, cost of sales also decreased by 8.7% between the second fiscal quarters of FY08 and FY07. We attribute the percentage decrease in cost of sales for Words+ primarily to the sales generated from products with higher margins as well as less revenue from products with high computer costs.

GROSS PROFIT

Consolidated gross profit decreased $253,000, or 12.8%, to $1,724,000 in 2QFY08 from $1,977,000 in 2QFY07. We attribute this decrease to the decrease in sales of pharmaceutical software and services due to the shift in the large order from 2QFY08 to 1QFY08, and decreases in sales of Words+ products which outweighed decreases in cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative (SG&A) expenses decreased $104,000, or 11.1%, to $832,000 in 2QFY08 from $936,000 in 2QFY07. For
Simulations Plus, SG&A decreased $44,000, or 7.5%. As a percentage of sales, SG&A increased to approximately 34.9% in 2QFY08 from approximately 32.3% in 2QFY07. The major decreases in SG&A expenses were travel expenses, accrued bonus to the Company's CEO, bad debts, and professional fees, which outweighed increases in commissions, investor relations, hiring expense, salaries, and payroll-related expenses such as health insurance, 401K and payroll taxes.

For Words+, SG&A expenses decreased $60,000, or 16.9%, due primarily to decreases in commissions, ads, catalogs, telephone and supply. These decreases outweighed increases in travel expenses, bad debts, marketing consulting, salaries, and 401K.

RESEARCH AND DEVELOPMENT

We incurred approximately $467,000 of research and development costs for both companies during 2QFY08. Of this amount, $215,000 was capitalized and $252,000 was expensed. In 2QFY07, we incurred $349,000 of research and development costs, of which $132,000 was capitalized and $217,000 was expensed. The increase of $118,000, or 33.8%, in total research and development expenditures from 2QFY07 to 2QFY08 was due primarily to salaries of new hires and salary increases to existing staff.

OTHER INCOME (EXPENSE)

Net other income (expense) in 2QFY08 increased by $30,000, or 93.5%, to $62,000 in 2QFY08 from $32,000 in 2QFY07. This is due primarily to increased interest revenue from Money Market accounts and gains on currency exchange.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased by $51,000, or 27.1%, to $137,000 in 2QFY08 from $188,000 in 2QFY07 due primarily to a change in our estimated provision for income tax. We have recently hired a new firm to review and prepare our income tax provision as well as a tax credit specialist to investigate the Company's eligibility for various tax credits. Although the research is not yet finalized, we believe that we will be eligible for various tax credits and have reflected this eligibility in our estimated provision for income taxes.

NET INCOME

Consolidated net income decreased by $103,000, or 15.4%, to $565,000 in 2QFY08 from $668,000 in 2QFY07. We attribute this decrease in profit primarily to the decreases in revenue from both pharmaceutical software caused by the shift in revenue from 2QFY08 to 1QFY08, and lower sales of Words+ products which outweighed decreases in cost of sales, operating expenses, tax provision, and an increase in other income.



COMPARISON OF SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                    ------------------------------------------------------------
                                                                         Six Months Ended
                                                    ------------------------------------------------------------
                                                               02/29/08                      02/28/07
                                                    ------------------------------- ----------------------------
Net sales                                                 $   4,163           100%      $  3,990           100%
Cost of sales                                                   941           22.6           998           25.1
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                  3,222           77.4         2,992           75.0
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                           1,763           42.4         1,693           42.4
Research and development                                        478           11.5           400           10.0
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                      2,241           53.8         2,093           52.5
                                                    ---------------- -------------- ------------- --------------
Income from operations                                          981           23.6           899           22.5
                                                    ---------------- -------------- ------------- --------------
Other income                                                    126            3.0            51            1.3
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                       1,107           26.6           950           23.8
                                                    ---------------- -------------- ------------- --------------
Provision for income taxes                                     (299)          (7.2)         (209)          (5.2)
                                                    ---------------- -------------- ------------- --------------
Net income                                                 $    808          19.4%      $    741          18.6%
                                                    ================ ============== ============= ==============

NET SALES

Consolidated net sales increased $173,000, or 4.3%, to $4,163,000 in the first six months of fiscal year 2008 (FY08) from $3,990,000 in the first six months of fiscal year 2007 (FY07). Our sales from pharmaceutical software and services increased approximately $356,000, or 13.5%; however, our Words+, Inc. subsidiary's sales decreased approximately $183,000, or 13.4%, for the first six months of fiscal year 2008.

We attribute the increase in pharmaceutical software sales primarily to increased licenses, both to new customers and for new modules, additional licenses to renewal customers, and contract studies. We attribute the decrease in Words+ sales primarily to a decrease in "TuffTalker" and "Freedom" products with EZKeys software which is based on Windows XP systems. Just recently, two major AAC manufacturers introduced XP-based software to the market, resulting in stiff competition for our products. In spite of a delay in new "Say-it! SAM" PDA production through most of the first fiscal quarter of this year, the revenue from "Say-it! SAM" products increased overall during the first six months of FY08 compared with FY07; however, those increases were offset by the decline in Windows XP-based system revenues.

COST OF SALES

Consolidated cost of sales decreased $57,000, or 5.7%, to $941,000 in the first six months of FY08 from $998,000 in the first six months of FY07; however, as a percentage of revenues, cost of sales increased 1.4%. For Simulations Plus, cost of sales increased $68,000, or 20.3%, and as a percentage of revenue, cost of sales increased to 13.6% in the first six months of FY08 from 12.8% in the first six month of FY07. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $45,000, or 26.2%, in the first six months of FY08 compared with the same period in FY07. Royalty expense increased approximately $23,000, or 14.2%, in the first six months of FY08 compared with the same period in FY07.

For Words+, cost of sales decreased $125,000, or 19.0%. As a percentage of revenue, cost of sales decreased 3.1% between the first six months of FY08 and FY07. We attribute the percentage decrease in cost of sales for Words+ primarily to sales from products with higher margins and less revenue from products with high cost computers for Windows XP-based systems.

GROSS PROFIT

Consolidated gross profit increased $230,000, or 7.7%, to $3,222,000 in the first six months of FY08 from $2,992,000 in the first six months of FY07. We attribute this increase to increased sales of pharmaceutical software and services and decreased cost of goods sold for Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative (SG&A) expenses increased $70,000, or 4.1%, to $1,763,000 in the first six months of FY08 from $1,693,000 in the first six months of FY07. For Simulations Plus, SG&A increased $70,000, or 6.8%; however, as a percentage of sales, SG&A decreased from approximately 38.9% in the first six months of FY07 to approximately 36.6% in the first six months of FY08. The major increases in SG&A expenses were consultant fees, investor relations, professional fees, salaries, bonuses and payroll-related expenses such as health insurance, 401K, and payroll taxes which outweighed a decrease in bad debts from one receivable from the purchased assets of Bioreason, and lower trade show expenses.

For Words+, SG&A expenses were the same in the first six months of FY08 and FY07. Increased expenses for bad debts and salaries were offset by decreases in commissions, telephones, and supplies.

RESEARCH AND DEVELOPMENT

We incurred approximately $867,000 of research and development costs for both companies during the first six months of FY08. Of this amount, $389,000 was capitalized and $478,000 was expensed. In the first six months of FY07, we incurred $666,000 of research and development costs, of which $266,000 was capitalized and $400,000 was expensed. The increase of $201,000, or 30.2%, in total research and development expenditures from the first six months of FY07 to the first six months of FY08 was due primarily to salaries for new hires and salary increases and bonuses to existing staff.

OTHER INCOME

Net other income in the first six months of FY08 increased by $75,000, or 145.3%, from $51,000 to $126,000. This is due primarily to increased interest revenue from Money Market accounts and a gain on currency exchange from the billing in foreign currencies by the request from our customers.

PROVISION FOR INCOME TAXES

The provision for income taxes increased by $90,000, or 43.1%, to $299,000 in the first six months of FY08 from $209,000 in the first six months of FY07. This increase is due primarily to a change in estimated tax rate as discussed in the result of 3 months operation as well as increase in net income before tax.

NET INCOME (LOSS)

Consolidated net income decreased by $77,000, or 10.4%, to $664,000 in the first six months of FY08 from $741,000 in the first six months of FY07. We attribute this decrease in profit primarily to increases in operating expenses and the increased provision for income taxes, which outweighed increases in revenue and other income.


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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we were compensated in Japanese yen by some Japanese customers. As a result, we experienced a small gain from currency exchange in the first six months of FY08. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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

                  On April 9, 2008, we received the approval of the settlement agreement from the commercial division of French Ordinary Court. This means that the settlement agreement is now in force, and this case is finally closed.

Item 2.           Changes in Securities
                  ---------------------
                  On February 29, 2008, the Registrant held its annual meeting of shareholders. One of the proposals was to increase the number of authorized shares of common stock from 20,000,000 shares to 50,000,000 shares, and this proposal was approved.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  On February 29, 2008, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

         1.  To elect to the Board of Director five (5) directors
                  Walter Woltosz
                  Virginia Woltosz
                  Dr. David Z. D'Argenio
                  Dr. Richard Weiss H.
                  Wayne Rosenberger

         2. To ratify the appointment of Rose, Snyder, and Jacobs as the Company's independent public accountants for the fiscal year ending August 31, 2008.

         3. To amend and restate the Company's certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 50,000,000 shares.

         The above proposals were approved and the results of the balloting at the meeting are summarized in the following table.

------------------------------------- ------------------ ----------- ----------- -------------- ----------------

              Proposal                       Yes             No       Abstain      Withheld          Total
------------------------------------- ------------------ ----------- ----------- -------------- ----------------
(1) Walter Woltosz                           13,018,648          --          --      1,571,676       14,590,324
------------------------------------- ------------------ ----------- ----------- -------------- ----------------
(1) Virginia Woltosz                         13,178,611          --          --      1,410,713       14,589,324
------------------------------------- ------------------ ----------- ----------- -------------- ----------------
(1) Dr. David Z. D'Argenio                   13,419,439          --          --        100,577       13,520,016
------------------------------------- ------------------ ----------- ----------- -------------- ----------------
(1) Dr. Richard Weiss                        13,412,743          --          --        107,273       13,520,016
------------------------------------- ------------------ ----------- ----------- -------------- ----------------
(1) H. Wayne Rosenberger                     13,450,562          --          --         69,454       13,520,016
------------------------------------- ------------------ ----------- ----------- -------------- ----------------
                (2)                          13,422,342      91,905       5,769             --       13,520,016
------------------------------------- ------------------ ----------- ----------- -------------- ----------------
                (3)                          13,168,499     343,420       8,097             --       13,520,016
------------------------------------- ------------------ ----------- ----------- -------------- ----------------

Item 5.           Other Information
                  -----------------
                  None.

Item 6.           Exhibits and Reports on form 8-K
                  --------------------------------
                  (a)     Exhibits:

                  31.1-2 Certification of Chief Executive Officer and Chief
                         Financial Officer
                  32 Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 14, 2008.

                                                 Simulations Plus, Inc.

Date:  April 14, 2008                       By:  /s/ MOMOKO BERAN
                                                 ------------------------------
                                                 Momoko Beran
                                                 Chief Financial Officer