Form 10QSB
period 2008-05-31
SIMULATIONS PLUS INC
filed 2008-07-15
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the quarterly period ended May 31, 2008 or

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

Yes       x                No
   ---------------            --------------

The number of shares outstanding of the Issuer's common stock, par value $0.001 per share, as of July 14, 2008, was 16,231,400.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   Page

     Consolidated Balance Sheet at May 31, 2008 (unaudited)                  2

     Consolidated Statements of Operations for the three months
         and nine months ended May 31, 2008 and May 31, 2007 (unaudited)     4

     Consolidated Statements of Cash Flows for the nine months
         ended May 31, 2008 and May 31, 2007 (unaudited)                     5

     Notes to Consolidated Financial Statements (unaudited)                  7

Item 2.  Management's Discussion and Analysis or Plan of Operations

     General                                                                 15

     Results of Operations                                                   20

     Liquidity and Capital Resources                                         24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          25

Item 4.  Controls and Procedures                                             25

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26

Item 2.  Changes in Securities                                               26

Item 3.  Defaults upon Senior Securities                                     26

Item 4.  Submission of Matters to a Vote of Security Holders                 26

Item 5.  Other Information                                                   26

Item 6.  Exhibits and Reports on Form 8-K                                    26

Signature                                                                    27
Exhibit - Certifications

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 at May 31, 2008
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $ 5,986,029
     Accounts receivable, net of allowance for doubtful accounts
        and estimated contractual discounts of $182,076                2,860,769
     Inventory                                                           260,228
     Prepaid expenses and other current assets                           118,675
     Deferred income taxes                                               169,300
                                                                     -----------
           Total current assets                                        9,395,001

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $3,192,102                     1,788,268
PROPERTY AND EQUIPMENT,                                                  101,207
     net of accumulated amortization of $544,356 (Note 3)
CUSTOMER RELATIONSHIPS, net of accumulated amortization of $79,169        48,873
OTHER ASSETS                                                              20,527
                                                                     -----------

              TOTAL ASSETS                                           $11,353,876
                                                                     ===========





   The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 at May 31, 2008
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $   269,724
     Accrued payroll and other expenses                                  576,031
     Accrued bonuses to officers                                          60,000
     Accrued warranty and service costs                                   32,065
     Deferred revenue                                                      3,200
                                                                     -----------

        Total current liabilities                                        941,020

DEFERRED INCOME TAXES                                                    723,300

           Total liabilities                                           1,664,320
                                                                     -----------

COMMITMENTS AND CONTINGENCIES (Note 4)                                        --

SHAREHOLDERS' EQUITY (Note 5)
     Preferred stock, $0.001 par value
        10,000,000 shares authorized
        no shares issued and outstanding                                      --
     Common stock, $0.001 par value
        50,000,000 shares authorized
        16,228,900 shares issued and outstanding                           4,700
     Additional paid-in capital                                        6,267,570
     Retained Earnings                                                 3,417,286
                                                                     -----------

           Total shareholders' equity                                  9,689,556
                                                                     -----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $11,353,876
                                                                     ===========



   The accompanying notes are an integral part of these financial statements.


                                                                                            SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                      for the three and nine months ended May 31,
                                                                                                                      (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------

                                                                    Three months ended                   Nine months ended
                                                                    ------------------                   -----------------
                                                                 2008               2007               2008               2007
                                                                 ----               ----               ----               ----
NET SALES                                                   $  2,968,353       $  2,631,225       $  7,131,837       $  6,621,512

COST OF SALES                                                    623,756            550,786          1,565,209          1,549,328
                                                            ------------       ------------       ------------       ------------
GROSS PROFIT                                                   2,344,597          2,080,439          5,566,628          5,072,184
                                                            ------------       ------------       ------------       ------------

OPERATING EXPENSES
    Selling, general, and administrative                         941,982            885,352          2,704,765          2,578,243
    Research and development                                     222,241            226,749            700,086            626,808
                                                            ------------       ------------       ------------       ------------

       Total operating expenses                                1,164,223          1,112,101          3,404,851          3,205,051
                                                            ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                  1,180,374            968,338          2,161,777          1,867,133
                                                            ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
    Interest income                                               54,492             35,377            146,715             76,186
    Miscellaneous income                                              10                 25                 35                383
    Interest expense                                                 (67)                (4)               (67)                (4)
    Gain on sale of assets                                            --                 --                 --              3,102
    Unrealized Gain (loss) on investment                         (57,925)                              (57,925)                --
    Gain on currency exchange                                     11,098               (798)            44,658              6,229
                                                            ------------       ------------       ------------       ------------

       Total other income (expense)                                7,608             34,600            133,416             85,896
                                                            ------------       ------------       ------------       ------------

INCOME BEFORE BENEFIT FROM (PROVISION FOR)
    INCOME TAXES                                               1,187,982          1,002,938          2,295,193          1,953,029

BENEFIT FROM (PROVISION FOR) INCOME TAXES
    Provision for income tax                                    (435,321)          (220,646)          (734,462)          (429,666)
                                                            ------------       ------------       ------------       ------------

       Total benefit from (provision for) income taxes          (435,321)          (220,646)          (734,462)          (429,666)
                                                            ------------       ------------       ------------       ------------

NET INCOME                                                  $    752,661       $    782,292       $  1,560,731       $  1,523,363
                                                            ============       ============       ============       ============
BASIC EARNINGS PER SHARE                                    $       0.05       $       0.05       $       0.10       $       0.10
                                                            ============       ============       ============       ============

Diluted earnings per share                                  $       0.04       $       0.04       $       0.09       $       0.09
                                                            ============       ============       ============       ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                                     16,228,900         15,436,360         16,090,239         15,123,248
                                                            ============       ============       ============       ============

    DILUTED                                                   17,868,750         18,361,258         18,266,766         17,787,764
                                                            ============       ============       ============       ============

  * The number of shares at May 31, 2007 have been retroactively restated to reflect a 2-for-1 stock split that occurred on October 1, 2007.

                            The accompanying notes are an integral part of these financial statements.





                                                       SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           for the nine months ended May 31,
                                                                                 (Unaudited)
--------------------------------------------------------------------------------------------

                                                                   2008             2007
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $ 1,560,731       $ 1,523,363
    Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization of property and
           equipment                                                40,460            37,588
         Amortization of customer relationships                     19,823            24,312
         Amortization of capitalized software development
           costs                                                   334,509           323,788
         Bad debt expense                                           62,947            48,000
         Stock-based compensation                                   52,540            13,248
         Contribution of Equipment at book value                        --               774
         (Gain) on sale of assets                                       --            (3,102)

         (Increase) decrease in
           Accounts receivable                                    (816,044)       (1,184,510)
           Inventory                                               (29,314)          (23,520)
           Deferred tax                                            567,400           429,666
           Other assets                                            (47,088)           34,214
         Increase (decrease) in
           Accounts payable                                         68,478          (126,680)
           Accrued payroll and other expenses                        1,666           140,949
           Accrued bonuses to officers                            (141,289)           67,196
           Accrued income taxes                                     11,453            (1,600)
           Accrued warranty and service costs                       (6,103)            4,874
           Deferred revenue                                          3,200             6,373
                                                               -----------       -----------
              Net cash provided by operating activities          1,683,369         1,314,933
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                            (67,775)          (46,273)
    Proceeds from sale of assets                                    16,011             4,475
    Capitalized computer software development costs               (594,967)         (396,794)
                                                               -----------       -----------

              Net cash used in investing activities               (646,731)         (438,592)
                                                               -----------       -----------




             The accompanying notes are an integral part of these financial statements.





                                                       SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           for the nine months ended May 31,
                                                                                 (Unaudited)
--------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the exercise of stock options                    411,677           476,801
                                                               -----------       -----------

              Net cash provided by financing activities            411,677           476,801
                                                               -----------       -----------

                Net increase (decrease) in cash and cash
                  equivalents                                  $ 1,448,315       $ 1,353,142

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     4,537,714         1,685,036
                                                               -----------       -----------

CASH AND CASH EQUIVALENTS, END OF QUARTER                      $ 5,986,029       $ 3,038,178
                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                              $        67       $         4
                                                               ===========       ===========

    INCOME TAXES PAID                                          $   180,000       $     1,600
                                                               ===========       ===========


             The accompanying notes are an integral part of these financial statements.

                                                 6

                             SIMULATIONS PLUS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: GENERAL

This report on Form 10-QSB for the quarter ended May 31, 2008, should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended August 31, 2007, filed with the SEC on November 26, 2007. As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Accounts Receivable
-------------------
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. We specifically analyze the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. We also maintain an allowance for contractual discounts with insurance companies. Each reporting period, the estimated discounts are recorded as Sales Discounts.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $334,509 and $323,788 for the nine months ended May 31, 2008 and May 31, 2007, respectively. We expect future amortization expense more likely to increase due to increases in capitalized computer software development costs.

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

Shipping and Handling
---------------------
Shipping and handling costs, recorded as cost of sales, amounted to $78,986 and $77,565 for the nine months ended May 31, 2008 and May 31, 2007, respectively.

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

Customer Relationships
----------------------
The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years'-digits method. Amortization expense for the nine months ended and accumulated amortization as of May 31, 2008 and May 31, 2007 amounted to $19,823 and $24,312, respectively, and $79,169 and $51,990, respectively.

Earnings per Share
------------------
The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the nine months ended May 31, 2008 and May 31, 2007 were as follows (the number of shares at 05/31/2007 reflects the effect of a 2-for-1 stock split on October 1, 2007 for comparison purposes):

                                                            05/31/2008     05/31/2007
                                                            ----------     ----------
Numerator
          Net income (loss) attributable to common
                    shareholders                           $ 1,560,731     $ 1,523,363

Denominator
          Weighted-average number of common shares
                    outstanding during the year             16,090,239      15,123,248
          Dilutive effect of stock options                   2,176,527       2,664,516

Common stock and common stock
          equivalents used for diluted earning per share    18,266,766      17,625,312

Stock-Based Compensation
------------------------
The Company accounts for Stock-Based compensation in accordance with SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the nine months ended May 31, 2008 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period. Our stock-based compensation expenses were $52,540 and $13,248 for the nine months ended May 31, 2008 and May 31, 2007, respectively, and are included in the condensed consolidated statements of operations as Salaries and Wages, Consulting, and Research and Development expense.

Concentrations and Uncertainties
--------------------------------
International sales accounted for 40% and 38% of net sales for the nine months ended May 31, 2008 and May 31, 2007, respectively. For Simulations Plus, Inc., two customers accounted for 15% and 9% of net sales during the nine months ended May 31, 2008, compared with two customers accounting for 14% and 9% of net sales during the same period in FY07. For Words+, Inc., one government agency accounted for 22%, and one customer accounted for 15% of net sales during the nine months ended May 31, 2008, compared with one government agency accounting for 23%, and one customer accounting for 14% of net sales during the same period in FY07.

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus, three customers comprised 22%, 19%, and 17% of its accounts receivable at May 31, 2008, and three customers comprised 18%, 16%, and 15% of accounts receivable at May 31, 2007. For Words+, one government agency comprised 35% and 37% of its accounts receivable at May 31, 2008 and 2007, respectively.

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

Note 3:  PROPERTY AND EQUIPMENT

Furniture and equipment as of May 31, 2008 consisted of the following:

         Equipment                                                 $ 173,793
         Computer equipment                                          334,605
         Furniture and fixtures                                       61,498
         Automobile                                                   21,769
         Leasehold improvements                                       53,898
                                                                 ------------
              Sub total                                              645,563
         Less: Accumulated depreciation and amortization           (544,356)
                                                                 ------------
              Net Book Value                                         101,207
                                                                 ============

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

On April 9, 2008, we have received the approval of the settlement agreement from the commercial division of French Ordinary Court. This means that the settlement agreement is now enforceable, and this case is finally closed. Both parties dropped all claims and we are not liable for any amounts.

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

                                                                                     Weighted-Average
                                                               Number of              Exercise Price
                                                                Options                  Per Share
                                                         ---------------------     ---------------------
      Outstanding, August 31, 2007                                  3,209,736            $         0.69
                         Granted                                      287,000            $         3.03
                         Exercised                                  (467,500)            $         0.88
                         Expired/Cancelled                          (245,700)            $         0.64

      Outstanding, May 31, 2008                                     2,783,536            $         0.90
                                                         ---------------------     ---------------------

      Exercisable, May 31, 2008                                     2,369,036            $         0.65
                                                         =====================     =====================

                                                                                  Weighted Average
                                                Number Outstanding                Fair Market Price*
                                                ------------------                ------------------

     Non Vested before 9/1/2007                                 170,000                          $  0.86
          Granted                                               287,000                          $  3.03
          Vested                                               (42,000)                          $  0.86
          Cancelled                                               (500)                          $  3.02
                                            ----------------------------      ---------------------------
     Non Vested at 05/31/2008                                   414,500                          $  2.36
                                            ----------------------------      ---------------------------

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.04 years at May 31, 2008. The exercise prices for the options outstanding at May 31, 2008 ranged from $0.26 to $3.03, and the information relating to these options is as follows:

                                                               Weighted-Average      Weighted-Average    Weighted-Average
                                                                   Remaining             Exercise            Exercise
                           Stock               Stock           Contractual Life          Price of            Price of
     Exercise             Options            Options              of Options             Options             Options
      Price             Outstanding         Exercisable           Outstanding          Outstanding         Exercisable
------------------    ----------------    ----------------    --------------------    ---------------     ---------------
$0.26 - 0.50                1,003,936           1,003,936         2.28 years                 $  0.37             $  0.37
$0.51 - 0.75                  814,000             814,000         1.70 years                 $  0.66             $  0.66
$0.76 - 1.25                  679,100             551,100         7.05 years                 $  1.09             $  1.14
$1.26 - 3.03                  286,500                   0         9.71 years                 $  3.03                 n/a
                      ----------------    ----------------
                            2,783,536           2,369,036
                      ================    ================

Other Stock Options
-------------------
As of May 31, 2008, the independent members of the Board of Directors hold options to purchase 52,824 shares of common stock at exercise prices ranging from $0.30 to $6.68, which options were granted on or before May 31, 2008.


                                   Number of Options        Weighted average exercise price
                                   -----------------        -------------------------------

       Options Outstanding                    52,824                  $ 1.55
       Options exercisable                    40,024                  $ 0.58


Note 6:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Our reportable segments are strategic business units that offer different products and services. Results for each segment and consolidated results are as follows for the nine months ended May 31, 2008 and May 31, 2007:





                                                May 31, 2008
--------------------------------------------------------------------------------------------------------------
                                                Simulations
                                                 Plus, Inc     Words +, Inc.    Eliminations        Total
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Net Sales                                           4,962,725      2,169,112                        7,131,837
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Income (loss) from operations                       2,054,325        107,452                        2,161,777
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Identifiable assets                                10,824,788      2,211,834      (1,682,746)      11,353,876
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Capital expenditures                                        0         67,775                           67,775
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Depreciation and Amortization                          13,235         27,225                           40,460
--------------------------------------------- ---------------- -------------- ---------------- ---------------

                                                May 31, 2007
--------------------------------------------------------------------------------------------------------------
                                                Simulations
                                                 Plus, Inc     Words +, Inc.    Eliminations        Total
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Net Sales                                           4,291,027      2,330,485                        6,621,512
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Income (loss) from operations                       1,731,961        135,172                        1,867,133
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Identifiable assets                                 8,338,880      2,061,402      (1,782,297)       8,617,985
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Capital expenditures                                   15,709         30,564                           46,273
--------------------------------------------- ---------------- -------------- ---------------- ---------------
Depreciation and Amortization                          15,003         23,564                           38,567
--------------------------------------------- ---------------- -------------- ---------------- ---------------


In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the nine months ended May
31, 2008 and May 31, 2007 were as follows (in thousands):

                                               May 31, 2008
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
                                   North                                                 South
                                  America        Europe        Asia        Oceania      America      Total
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Simulations Plus, Inc.                  2,527        1,632          804          -0-          -0-      4,963
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Words+, Inc.                            1,778          336           22           31            2      2,169
------------------------------ --------------- ------------ ------------ ------------ ------------ ----------
Total                                   4,305        1,968          826           31            2      7,132
------------------------------ =============== ============ ============ ============ ============ ==========

                                              May 31, 2007
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
------------------------------ =============== ============ ============ ============ ============ ==========

Note 7:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees. We make matching contributions equal to 100% of the employee's elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Contributions by the Company to this Plan amounted to $53,059 and $45,874 for the nine months ended May 31, 2008 and May 31, 2007, respectively.

Note 8:  SUBSEQUENT EVENT

Since June 1, 2008, an additional 2,500 stock options to purchase shares have been exercised by employees that generated $1,400 in proceeds.

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

ADMET Predictor includes ADMET Modeler(TM). ADMET Modeler was first released in July of 2003 as a separate product, and was integrated into ADMET Predictor in 2006. This powerful program automates the generation of predictive models used in ADMET Predictor in a small fraction of the time once required to build these models. For example, new toxicity models were developed in a matter of a few hours once we completed the tedious effort of "cleaning up" the databases (which often contain a significant number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months for each new model after cleaning the databases to obtain similar results.

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

During this reporting period, improvement of ADMET Predictor/Modeler has continued. Phase I of our NIH SBIR (Small Business Innovation Research) grant was completed in December. Since then, we submitted our Phase II proposal on December 5, 2007. Although our Phase I study clearly demonstrated that we were able to generate partial atomic charges within molecules with excellent accuracy at a rate of millions of molecules per day, compared with traditional methods that require about one day per molecule, the proposal was returned unscored, with one reviewer providing a favorable review and another providing an unfavorable review. The unfavorable review included several statements that were incorrect, including that the accuracy of the partial charges produced by this new method and the speed with which they are generated are not innovative. This is easily disproved, and we are working on our revised proposal, to be submitted at the next submittal date in August.

We released ADMET Predictor version 2.4 during March 2008, which incorporates the new Enslein Metabolism Module for the prediction of kinetic rate constants for metabolism via hydroxylation (the most common form of metabolism) by the five most common enzymes, which are known as CYP 450-1A2, -2C9, -2C19 and -3A4. To our knowledge, this is the first such capability available in a commercial software product, and the predictions are based on a proprietary database developed by Enslein Research of Rochester, NY. This additional cost module was evaluated by industry scientists prior to release and received high praise for its utility and potential cost savings.

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

After the end of this reporting period, we announced the release of Version 3.0, a major upgrade, on July 2, 2008. This version incorporates modifications that provide enhanced user convenience and data analysis capabilities in both ADMET Predictor and ADMET Modeler. A total of 14 new predictive models were also added, including five for intrinsic clearance by the five major metabolizing enzymes, eight for metabolic inhibition, and one new toxicity model. A powerful new graphics capability is included that allows users to visualize results in multiple dimensions. We added an improved genetic algorithm for automatically selecting the best molecular descriptors for modeling a particular molecular property. We have updated all of our models using the new partial charge descriptors developed under last year's SBIR grant from the NIH and further enhanced during the months since Phase I was completed. We have also obtained additional toxicity databases that will be used to extend the number of toxicity predictions in future versions. Tight integration with both GastroPlus and ClassPharmer has now been achieved. Licenses of ADMET Predictor have already been purchased by users who want the combined capabilities of GastroPlus or ClassPharmer with ADMET Predictor, but who do not need the full capabilities of ADMET Predictor/ADMET Modeler. The U.S. Food and Drug Administration was one of the first organizations to order GastroPlus with the new ADMET Predictor Module.

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

Improvements during the third quarter were focused on incorporating more new features requested by our users around the world, as well as adding other new capabilities identified in-house. ClassPharmer 4.5 was released on June 2, 2008. This new version added an expanded molecule design capability through tighter integration with ADMET Predictor, detection of Activity/Property Cliffs, more powerful options for chemical reactions, and a number of new user convenience features.

ClassPharmer's molecule design capabilities provide ways for chemists to rapidly generate large numbers of novel chemical structures based on intelligence from compounds that have already been synthesized and tested, or from basic chemical reactions selected by the user. Export of results is available in Microsoft Excel(TM) format as well as other convenient file formats requested by users.

DDDPLUS
-------
DDDPlus sales have continued to grow as formulation scientists recognize the value of this one-of-a-kind simulation software in their work. Improvements have been added to further enhance the value of this product to our customers. Numerous user convenience features have been added, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release. Work on the next update of DDDPlus was begun during this quarter and is planned for release in the 4th quarter.

GASTROPLUS
----------

GastroPlus continues to enjoy its "gold standard" status in the industry for its class of simulation software. It is used from early drug discovery through preclinical development and into early clinical trials. At an international conference in Shanghai, China, in May, Pfizer presented a scientific poster that described a two-year study in which Pfizer scientists compared all four PBPK (physiologically based pharmacokinetics) programs on the market for their ability to predict human pharmacokinetics from preclinical (animal and IN VITRO) data. The study was divided into two arms: intravenous and oral dosing. GastroPlus was ranked first in both arms. No other software was ranked consistently second or third, and one competitor was consistently last in both arms. This independent evaluation, which was accomplished via analysis of 21 Pfizer proprietary compounds with data all the way through human trials, provides the strongest possible validation of the utility of GastroPlus in pharmaceutical research and development.

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

On May 19, 2008, we announced the release of GastroPlus version 6.0 - a major new release that includes several important improvements to the program. We improved the PKPlus(TM) Module to enable it to fit pharmacokinetic models to multiple data sets, including both intravenous and oral dosage forms. We made further improvements to the new sophisticated kidney model to simulate how drugs are cleared in urine. We added numerous convenience features requested by our users. We also added the ability of the program to track metabolites of a parent drug, including metabolites of metabolites, to as many levels as desired. This is a significant new capability because it allows the user to predict how much of each metabolite will be generated, and into which tissues the metabolite is likely to partition. Some metabolites can be therapeutically active, while others can be toxic, so knowing how much is produced and where it goes is valuable information to assess the likelihood of both therapeutic and adverse effects.

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

CONTRACT RESEARCH AND CONSULTING SERVICES
-----------------------------------------
Our recognized expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 40 prestigious scientific meetings worldwide in the past three years. We frequently conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been increasing steadily, and we expect this trend to continue. Long-term collaborations and shorter-term consulting contracts serve both to showcase our technologies and as a way to build and strengthen customer relationships.

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

GOVERNMENT-FUNDED RESEARCH
--------------------------
We completed our Phase I SBIR effort and our proposal for a Phase II follow-on grant on the order of $750,000. SBIR grant funds provide the ability to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the studies are funded largely, if not completely, through the grants. As noted above, our Phase II proposal was returned unscored, and we are currently preparing to resubmit in August with information that proves that the one unfavorable reviewer based their opinion on incorrect assumptions.

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

During this reporting period, sales of our new PDA-based (personal digital assistant based) Say-it! SAM augmentative communication device continued to be strong, contributing nicely to the highest quarter in our history.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MAY 31, 2008 AND MAY 31, 2007.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                    ------------------------------------------------------------
                                                                        Three Months Ended
                                                    ------------------------------------------------------------
                                                              05/31/08                       05/31/07
                                                    ------------------------------ -----------------------------
Net sales                                                 $   2,968          100%       $  2,631           100%
Cost of sales                                                   624          21.0            551           20.9
                                                    ---------------- ------------- -------------- --------------
Gross profit                                                  2,344          79.0          2,080           79.1
                                                    ---------------- ------------- -------------- --------------
Selling, general and administrative                             942          31.7            885           33.6
Research and development                                        222           7.5            227            8.6
                                                    ---------------- ------------- -------------- --------------
Total operating expenses                                      1,164          39.2          1,112           42.3
                                                    ---------------- ------------- -------------- --------------
Income from operations                                        1,180          39.8            968           36.8
                                                    ---------------- ------------- -------------- --------------
Other income                                                      8           0.3             35            1.3
                                                    ---------------- ------------- -------------- --------------
Net income before taxes                                       1,188          40.0          1,003           38.1
                                                    ---------------- ------------- -------------- --------------
Provision for income taxes                                    (435)         (14.7)          (221)          (8.4)
                                                    ---------------- ------------- -------------- --------------
Net income (loss)                                              $753         25.4%         $  782          29.7%
                                                    ================ ============= ============== ==============

NET SALES

Both of our business units (Simulations Plus, Inc. and Words+, Inc.) reported new record high quarterly revenues during the third fiscal quarter of 2008 (3QFY08). Consolidated net sales increased $337,000, or 12.8%, to $2,968,000 in 3QFY08 from $2,631,000 in the third fiscal quarter of 2007 (3QFY07). Sales from our pharmaceutical and educational software increased approximately $316,000, or 19.0%; while our Words+, Inc. subsidiary's sales increased approximately $21,000, or 2.2%, for the quarter. We attribute the increase in pharmaceutical software sales primarily to increased licenses, both to new customers and for new modules and additional licenses to renewal customers.

We attribute the increase in Words+ sales primarily to an increase in sales of "Say-it! SAM", TuffTalker, MessageMate, and input devices. The increase in those products outweighed decreases in sales of "TuffTalker Plus" and "Freedom" products with EZKeys software, which is based on Windows XP. Two major AAC manufacturers have introduced XP-based software in the market recently, resulting in new stiff competition for our XP-based products.

COST OF SALES

Consolidated cost of sales increased $73,000, or 13.2%, to $624,000 in 3QFY08 from $551,000 in 3QFY07; however, as a percentage, cost of sales in 3QFY08 increased only 0.1% to 21.0% from 20.9% in 3QFY07. For Simulations Plus, cost of sales increased $100,000, or 87.7%. As a percentage of revenue, cost of sales increased to 10.8% in 3QFY08 from 6.9% in 3QFY07. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost decreased approximately $6,000, or 6.7%, in 3QFY08 compared with 3QFY07. Another significant portion of cost of sales includes royalty payments, which increased approximately $106,000, in 3QFY08 compared with 3QFY07.

For Words+, cost of sales decreased $27,000, or 6.1%. Cost of sales also decreased as a percentage, by 3.6% between the third fiscal quarters of FY08 and FY07. We attribute the percentage decrease in cost of sales for Words+ primarily to the sales generated from products with higher margins as well as less revenue from products with high computer costs.

GROSS PROFIT

Consolidated gross profit increased $264,000, or 12.7%, to $2,344,000 in 3QFY08 from $2,080,000 in 3QFY07. We attribute this increase to the increase in sales of pharmaceutical software as well as Words+ products which outweighed the increase in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative (SG&A) expenses increased $57,000, or 6.4%, to $942,000 in 3QFY08 from $885,000 in 3QFY07. For Simulations
Plus, SG&A increased $28,000, or 5.1%. As a percentage of sales, SG&A decreased to approximately 31.7% in 3QFY08 from approximately 33.6% in 3QFY07. The major increases in SG&A expenses were commissions, travel expenses, professional fee for tax credit research, and investor relations which outweighed decreases in hiring expense, and legal fees.

For Words+, SG&A expenses increased $29,000, or 8.3%, due primarily to increases in travels, bad debts, and contributions. These increases outweighed decreases in marketing consulting - a consultant became an employee, thus eliminating its fee, while sustaining payroll and payroll related expenses by consolidating some works.

RESEARCH AND DEVELOPMENT

We incurred approximately $428,000 of research and development costs for both companies during 3QFY08. Of this amount, $206,000 was capitalized and $222,000 was expensed. In 3QFY07, we incurred $357,000 of research and development costs, of which $130,000 was capitalized and $227,000 was expensed. The increase of $71,000, or 19.9%, in total research and development expenditures from 3QFY07 to 3QFY08 was due primarily to salaries of new hires for our Life Sciences Department as well as salary increases to existing staff in both business units.

OTHER INCOME (EXPENSE)

Net other income (expense) in 3QFY08 decreased by $27,000, or 78.0%, to $8,000 in 3QFY08 from $35,000 in 3QFY07. This is due primarily to an unrecognized loss incurred in Auction Rate Securities (ARS) held in our UBS Financial Services Inc. (UBS) account. Under current market conditions, UBS, along with many firms in the industry, are no longer considering ARS cash alternatives due to their lack of liquidity, thus we are required to report this unrealized loss reflecting current market conditions. Investors should note that even when an auction fails to sell the security, issuers, mostly Municipal certificates issuers, remain obligated to pay interest and principal when due. No actual loss occurs unless the security is sold. The amount of unrealized loss for the 3QFY08 was $58,000, which outweighed the income derived from interest and gains on currency exchanges.

PROVISION FOR INCOME TAXES

The provision for income taxes increased by $215,000, or 97.3%, to $435,000 in 3QFY08 from $221,000 in 3QFY07 due primarily to an increased net income and a change in our estimated provision for income tax this year comparing with the same period last year.

NET INCOME

Consolidated net income decreased by $29,000, or 3.8%, to $753,000 in 3QFY08 from $782,000 in 3QFY07. We attribute this decrease in profit primarily to the increases in cost of sales, operating expenses, tax provision, and a decrease in other income which outweighed increases in revenue from both pharmaceutical software revenue and Words+ products.

COMPARISON OF NINE MONTHS ENDED MAY 31, 2008 AND MAY 31, 2007.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                    ------------------------------------------------------------
                                                                         Nine months Ended
                                                    ------------------------------------------------------------
                                                               05/31/08                      05/31/07
                                                    ------------------------------- ----------------------------
Net sales                                                 $   7,132           100%      $  6,621           100%
Cost of sales                                                 1,565           21.9         1,549           23.4
                                                    ---------------- -------------- ------------- --------------
Gross profit                                                  5,567           78.1         5,072           76.6
                                                    ---------------- -------------- ------------- --------------
Selling, general and administrative                           2,705           37.9         2,578           38.9
Research and development                                        700            9.8           627            9.5
                                                    ---------------- -------------- ------------- --------------
Total operating expenses                                      3,405           47.7         3,205           48.4
                                                    ---------------- -------------- ------------- --------------
Income from operations                                        2,162           30.3         1,867           28.2
                                                    ---------------- -------------- ------------- --------------
Other income                                                    133            1.9            86            1.3
                                                    ---------------- -------------- ------------- --------------
Net income before taxes                                       2,295           32.2         1,953           29.5
                                                    ---------------- -------------- ------------- --------------
Provision for income taxes                                    (734)          (10.3)         (430)          (6.5)
                                                    ---------------- -------------- ------------- --------------
Net income                                                   $1,561          21.9%      $  1,523          23.0%
                                                    ================ ============== ============= ==============

NET SALES

Consolidated net sales increased $511,000, or 7.7%, to $7,132,000 in the first nine months of fiscal year 2008 (FY08) from $6,621,000 in the first nine months of fiscal year 2007 (FY07). Our sales from pharmaceutical software and services increased approximately $672,000, or 15.7%; however, our Words+, Inc. subsidiary's sales decreased approximately $161,000, or 6.9%, for the first nine months of fiscal year 2008.

We attribute the increase in pharmaceutical software sales primarily to increased licenses, both to new customers and for new modules, additional licenses to renewal customers, and grants revenue from SBIR Phase I. We attribute the decrease in Words+ sales primarily to a decrease in "Freedom" and "TuffTalker Plus" products with EZKeys software which are based on Windows XP. The recent introduction of XP-based software to the market by two major AAC manufacturers has resulted in stiff competition for this type of product. Revenues from our "Say-it! SAM" products increased overall during the first nine months of FY08 compared with FY07; however, during the first two quarters, those increases were offset by the decline in Windows XP-based system revenues.

COST OF SALES

Consolidated cost of sales increased $16,000, or 1.0%, to $1,565,000 in the first nine months of FY08 from $1,549,000 in the first nine months of FY07; however, as a percentage of revenues, cost of sales decreased 1.5%. For Simulations Plus, cost of sales increased $168,000, or 37.3%, and as a percentage of revenue, cost of sales increased to 12.5% in the first nine months of FY08 from 10.5% in the first nine months of FY07. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $39,000, or 14.7%, in the first nine months of FY08 compared with the same period in FY07. Royalty expense increased approximately $130,000, or 69.3%, in the first nine months of FY08 compared with the same period in FY07.

For Words+, cost of sales decreased $152,000, or 13.9%. As a percentage of revenue, cost of sales decreased 3.5% between the first nine months of FY08 and FY07. We attribute the percentage decrease in cost of sales for Words+ primarily to sales from products with higher margins and less revenue from products with high cost computers for Windows XP-based systems.

GROSS PROFIT

Consolidated gross profit increased $495,000, or 9.7%, to $5,567,000 in the first nine months of FY08 from $5,072,000 in the first nine months of FY07. We attribute this increase to increased sales of pharmaceutical software which outweighed a slight decrease in gross profit from Words+ products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative (SG&A) expenses increased $127,000, or 4.9%, to $2,705,000 in the first nine months of FY08 from $2,578,000 in the first nine months of FY07. For Simulations Plus, SG&A increased $97,000, or 6.2%; however, as a percentage of sales, SG&A decreased from approximately 36.3% in the first nine months of FY07 to approximately 33.3% in the first nine months of FY08. The major increases in SG&A expenses were health insurance, consultant fees for website redesign, investor relations, professional fees for tax credit research, salaries, bonuses and payroll-related expenses such as 401K, and payroll taxes which outweighed a decrease in bad debts from one receivable from the purchased assets of Bioreason, and lower trade show expenses.

For Words+, SG&A expenses increased $30,000, or 2.9%; and as a percentage of sales, SG&A increased from approximately 43.8% in the first nine months of FY07 to approximately 48.4% in the first nine months of FY08. The major increases in SG&A expenses were travel, estimated bad debts, and salaries which outweighed decreases in consultant fees, commissions, supply, and telephone.

RESEARCH AND DEVELOPMENT

We incurred approximately $1,295,000 of research and development costs for both companies during the first nine months of FY08. Of this amount, $595,000 was capitalized and $700,000 was expensed. In the first nine months of FY07, we incurred $1,023,000 of research and development costs, of which $396,000 was capitalized and $627,000 was expensed. The increase of $272,000, or 26.6%, in total research and development expenditures from the first nine months of FY07 to the first nine months of FY08 was due primarily to salaries for new hires in Life Sciences and salary increases and bonuses to existing staff in both business units.

OTHER INCOME

Net other income in the first nine months of FY08 increased by $47,000, or 55.3%, from $86,000 to $133,000. This is due primarily to increased interest revenue from Money Market accounts and a gain on currency exchange from billing in foreign currencies at the request of our customers. Those increases outweighed the unrealized loss which was described above in three-month operations results.

PROVISION FOR INCOME TAXES

The provision for income taxes increased by $304,000, or 70.9%, to $734,000 in the first nine months of FY08 from $430,000 in the first nine months of FY07. This increase is due primarily to a change in estimated tax rate as discussed in the result of 3 months operation as well as increase in net income before tax.

NET INCOME (LOSS)

Consolidated net income increased by $38,000, or 2.5%, to $1,561,000 in the first nine months of FY08 from $1,523,000 in the first nine months of FY07. We attribute this increase in profit primarily to increases in revenue and other income which outweighed increases in operating expenses and the increased provision for income taxes, .


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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we were compensated in Japanese yen by some Japanese customers. As a result, we experienced a small gain from currency exchange in the first nine months of FY08. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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

                  On April 9, 2008, we received the approval of the settlement agreement from the commercial division of French Ordinary Court. This means that the settlement agreement is now in force, and this case is finally closed. Both parties dropped all claims and we are not liable for any amounts.


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

Item 6.           Exhibits and Reports on form 8-K
                  --------------------------------

                  (a)      Exhibits:

                  31.1 -2 Certification of Chief Executive Officer and Chief
                          Financial Officer

                  32 Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 14, 2008.

                                                         Simulations Plus, Inc.

Date:  July 14, 2008                        By:          /s/ MOMOKO BERAN
                                                         ----------------
                                                         Momoko Beran
                                                         Chief Financial Officer