Form 10KSB
period 2008-08-31
SIMULATIONS PLUS INC
filed 2008-11-26
CIK 1023459

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended August 31, 2008 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

                        Commission file number: 001-32046

                             SIMULATIONS PLUS, INC.
                 (Name of small business issuer in its charter)

                CALIFORNIA                                   95-4595609
      (State or other jurisdiction)                      (I.R.S. Employer
                                                        Identification No.)
         42505 TENTH STREET WEST
         LANCASTER, CA 93534-7059                         (661) 723-7723
 (Address of principal executive offices            (Issuer's telephone number,
    including zip code)                                 including area code)

              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

           SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT: NONE

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

The issuer had revenues of approximately $8,968,000 for the fiscal year ended August 31, 2008.

As of November 25, 2008, the aggregate market value of the common equity held by non-affiliates of the issuer (9,034,500 shares) was approximately $9,395,880 based upon the November 25, 2008 closing price ($1.04) of one share on such date.

As of November 25, 2008, the issuer had outstanding 16,406,400 shares of common stock and no shares of preferred stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's definitive Proxy Statement relating to the
         2008 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

                             SIMULATIONS PLUS, INC.
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2008

                                Table of Contents

                                                                            Page
                                                                            ----

                                     PART I
                                     ------

Item 1.    Description of Business                                             1
Item 2.    Description of Property                                            11
Item 3.    Legal Proceedings                                                  11
Item 4.    Submission of Matters to a Vote of Security Holders                11


                                     PART II
                                     -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder
                Matters                                                       12
Item 6.    Management's Discussion and Analysis or Plan of Operation          13
Item 7.    Financial Statements                                               20
Item 8.    Changes In and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      20
Item 8A.   Controls and Procedures                                            20
Item 8B.   Other Information                                                  20


                                    PART III
                                    --------

Item 9.    Directors and Executive Officers of the Registrant;
                Compliance with Section 16(a) of the Exchange Act             22
Item 10.   Executive Compensation                                             22
Item 11.   Security Ownership of Certain Beneficial Owners and Management     22
Item 12.   Certain Relationships and Related Transactions                     22
Item 13.   Exhibits                                                           22
Item 14.   Principal Accounting Fees and Services                             25


           Signatures                                                         26
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

Several independent studies have now been published that compare the predictive accuracy of software programs like ADMET Predictor. In each case, ADMET Predictor has been ranked first in accuracy (it was ranked second in one study, but that study was later redone with a more difficult set of test compounds and a newer version of ADMET Predictor, and it was then ranked first). No other software product was consistently in the top 4 in these studies. This is a remarkable accomplishment, considering the greater size and resources of many of our competitors.

ADMET Predictor includes ADMET Modeler(TM). ADMET Modeler was first released in July of 2003 as a separate product, and was integrated into ADMET Predictor in 2006. This powerful program automates the generation of the predictive models used in ADMET Predictor in a small fraction of the time once required to build these models. For example, new toxicity models were developed in a matter of a few hours once we completed the tedious effort of "cleaning up" the databases (which often contain a significant number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months for each new model after cleaning the databases to obtain similar results.

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year. Using such data to build predictive models provides a second return on this investment; however, in the past, model-building has traditionally been a tedious activity that required a specialist. With ADMET Modeler integrated into ADMET Predictor, scientists without model-building experience can now use their own experimental data to quickly create high quality predictive models.

During this reporting period, improvement of ADMET Predictor/Modeler has continued. We completed Phase I of our NIH SBIR (Small Business Innovation Research) grant in December 2007. Although our Phase I study clearly demonstrated that we were able to generate partial atomic charges within molecules with excellent accuracy at a rate of millions of molecules per day, compared with traditional methods that require about one day per molecule, the proposal was returned unscored, with one reviewer providing a favorable review and another providing an unfavorable review. The unfavorable review included several statements that were incorrect, including that the accuracy of the partial charges produced by this new method and the speed with which they are generated are not innovative. This was easily disproved, and we submitted our revised proposal in August 2008. We continued the work under our own funding and showed even greater improvements in predictive capability, which we subsequently incorporated in the latest release of ADMET Predictor (Version 3.0 - see below). We recently received notification that our revised Phase II proposal received a favorable score; however, although we are optimistic, we have not yet been officially advised whether it will be funded. The Phase II proposal is for approximately $750,000 over two years.

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

During this reporting period, we announced the release of Version 3.0, a major upgrade, on July 2, 2008. This version incorporates modifications that provide enhanced user convenience and data analysis capabilities in both ADMET Predictor and ADMET Modeler. A total of 14 new predictive models were also added, including five for intrinsic clearance by the five major metabolizing enzymes, eight for metabolic inhibition, and one new toxicity model. A powerful new graphics capability is included that allows users to visualize results in multiple dimensions (e.g., X, Y, Z, color, size, and shape can display 6-dimensional information). We added an improved genetic algorithm for automatically selecting the best molecular descriptors for modeling a particular molecular property. We have updated all of our models using the new partial charge descriptors developed under last year's SBIR grant from the NIH and further enhanced during the months since Phase I was completed. We have also obtained additional toxicity databases that will be used to extend the number of toxicity predictions in future versions. Tight integration with both GastroPlus and ClassPharmer has now been achieved. Licenses of smaller ADMET Predictor modules have already been purchased by users who want the combined capabilities of GastroPlus or ClassPharmer with predicted properties from ADMET Predictor, but who do not need the full capabilities of ADMET Predictor/ADMET Modeler. The U.S. Food and Drug Administration was one of the first organizations to order GastroPlus with the new ADMET Predictor Module.

CLASSPHARMER(TM)
----------------
ClassPharmer continues to evolve into a more and more powerful tool for medicinal and computational chemists. Coupled with ADMET Predictor, the two provide an unmatched capability for chemists to search through huge libraries of compounds to find the most interesting classes and molecules that are active against a particular target. In addition, ClassPharmer with ADMET Predictor can take an interesting molecule and generate high quality analogs (similar new molecules) using different algorithms to ensure that the new molecules are both active against the target while also being acceptable in a variety of ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) properties.

Improvements during the fourth quarter were focused on incorporating more new features requested by our users around the world, as well as adding other new capabilities identified in-house. ClassPharmer 4.5 was released on June 2, 2008. This new version added an expanded molecule design capability through tighter integration with ADMET Predictor, detection of Activity/Property Cliffs, more powerful options for chemical reactions, and a number of new user convenience features.

ClassPharmer's molecule design capabilities provide ways for chemists to rapidly generate large numbers of novel chemical structures based on intelligence from compounds that have already been synthesized and tested, or from basic chemical reactions selected by the user. Export of results is available in Microsoft Excel(TM) format as well as other convenient file formats requested by users.

DDDPLUS
-------
DDDPlus sales have continued to grow as formulation scientists continue to recognize the value of this one-of-a-kind simulation software in their work. Improvements have been added to further enhance the value of this product, including numerous user convenience features have been added, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release. Work on the next update of DDDPlus has included making the program match the user interface in our flagship GastroPlus product as closely as possible since many formulation scientists can use both programs. Additions to the programs capabilities and built-in databases for excipient ingredients and dissolution media have also been made. A new release of DDDPlus is planned before the end of 2008.

GASTROPLUS
----------
GastroPlus continues to enjoy its "gold standard" status in the industry for its class of simulation software. It is used from early drug discovery through preclinical development and into early clinical trials. At an international conference in Shanghai, China, in May 2008, Pfizer scientists presented a scientific poster that described a two-year study in which all four commercially available PBPK (physiologically based pharmacokinetics) simulation programs on the market were compared for their ability to predict human pharmacokinetics from preclinical (animal and IN VITRO) data. The study was divided into two arms: intravenous and oral dosing. GastroPlus was ranked first in both arms. No other software was ranked consistently second or third, and one competitor was consistently last in both arms. This independent evaluation, which was accomplished via analysis of 21 Pfizer proprietary compounds with data all the way through human trials, provides the strongest possible validation of the utility of GastroPlus in pharmaceutical research and development.

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

On May 19, 2008, we announced the release of GastroPlus version 6.0 - a major new release that includes several important improvements to the program. We improved the PKPlus(TM) Module to enable it to fit pharmacokinetic models to multiple data sets, including both intravenous and oral dosage forms. The feedback we have received from customers for that change has been enthusiastic. We made further improvements to the new sophisticated kidney model to simulate how drugs are cleared in urine. We added numerous convenience features requested by our users. We also added the ability of the program to track metabolites of a parent drug, including metabolites of metabolites, to as many levels as desired. This is a significant new capability because it allows the user to predict how much of each metabolite will be generated, and into which tissues the metabolite is likely to partition. Some metabolites can be therapeutically active, while others can be toxic, so knowing how much is produced and where it goes is valuable information to assess the likelihood of both therapeutic and adverse effects.

Our marketing intelligence and reorder history indicate that GastroPlus continues to enjoy a dominant position in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include government agencies in the U.S and abroad, a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, they can also save considerable time and money through simulation. We believe this part of the industry, which includes many hundreds of companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus has been growing steadily, adding to the base of annual licenses each year.

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

For example, during both the 3rd and 4th quarters, we further improved our ability to simulate absorption through the eye. This new route of administration required a significant amount of scientific investigation, programming changes, and actual data to validate the model equations. Scientists who work in ocular delivery at several customer sites have told us that they had not seen such a sophisticated capability before. We announced an award with a top three pharmaceutical company for a one-year collaboration at a level of one full time equivalent (FTE) scientist to develop and validate the ocular delivery model.

GOVERNMENT-FUNDED RESEARCH
--------------------------
We completed our Phase I SBIR effort and our proposal for a Phase II follow-on grant on the order of $750,000. SBIR grant funds provide the ability to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the studies are funded largely, if not completely, through the grants. As noted above, our revised Phase II proposal received a favorable score, and we are waiting for notification regarding whether it will be funded.

PHARMACEUTICAL SIMULATIONS SOFTWARE PRODUCT DEVELOPMENT
-------------------------------------------------------
Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts during this reporting period included:

(1) ADMET Predictor/ADMET Modeler Upgrades
------------------------------------------
As part of our Small Business Innovation Research grant with the National Institutes of Health, we have developed a method to very rapidly calculate charges on molecules. This has normally required extensive computer time (sometimes a day or more for one molecule), making such calculations impractical for rapid property predictions for new molecules. Charges are important in predicting a variety of properties, especially those involving chemical reactions such as metabolism. Our new methods have been demonstrated to provide the high throughput (>200,000 molecules per hour) needed to use charge-based molecular descriptors in property models, reducing calculations from about two CPU-years to a few minutes for a data set of thousands of charges.

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

This development effort accelerated during fiscal year 2005 with the hiring of a new Ph.D. scientist who focused on this program. The simulation is currently predicting the movement of drug molecules through the bulk fluid, into the membranes at the surface of a cell layer, through the surface membrane, through the interior of the cell, into the opposite surface membrane, and through it to the bulk fluid on the opposite side of the cell layer. Although a few technical issues remain to be resolved, we are optimistic that the simulation will become a unique tool for the analysis of data from these experiments, and will enable researchers to more accurately estimate human intestinal permeability from these IN VITRO experiments. We are not aware of any other effort to produce a product of this nature.

This project was put on hold in September 2005 because the scientist responsible for MembranePlus, Dr. Viera Lukacova, was assigned to take over GastroPlus when the previous product manager left the company. She has done an outstanding job with GastroPlus, and has been promoted to Simulation Technologies Team leader. We are interviewing candidates to expand the Simulation Technologies Team, one of whom may work on MembranePlus under Dr. Lukacova's direction.

MARKETING AND DISTRIBUTION
--------------------------
We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our web pages on the Internet, and using various communication media to our compiled database of prospect and customer names. Our scientific team is also a key part of our sales and marketing team. We believe that this is more effective than a completely separate sales team for several reasons: (1) customers appreciate talking directly with developers who can answer a wide range of technical questions about methods and features, (2) our scientists benefit from direct customer contact through gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through scientist-to-scientist contact are stronger than through salesperson-to-scientist contacts. We also have one former scientist/programmer who moved into full-time marketing and sales about two years ago and has done an excellent job of bringing in new business.

We use our web pages on the Internet to provide product information, provide software updates, and as a forum for user feedback and information exchange. We have cultivated market share in North America, Europe, and in Japan, and Internet and e-mail technologies have had a strong positive influence on our ability to communicate with existing and potential customers worldwide.

PRODUCTION
----------
Our pharmaceutical software products are designed and developed entirely by our development team, with locations in our Lancaster, Petaluma, and San Diego, California. The principal materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house. Robotic CD burner technology along with in-house graphic art and engineering talent enable us to accomplish this production in a cost-efficient manner.

COMPETITION
-----------
In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly, but are sometimes closely related. Our competitors in this field include companies with financial, personnel, research and marketing resources that are greater than ours. Management believes there is currently no significant competitive threat to GastroPlus or DDDPlus. ClassPharmer and ADMET Predictor/ADMET Modeler operate in a more competitive environment; however, independent product comparisons have been very favorable toward our offerings, with ADMET Predictor consistently ranked first in predictive accuracy. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

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

We believe the key factors in competing in this field are our ability to develop industry-leading simulation and modeling software and related products and services to effectively predict activities and ADMET-related behaviors of new drug-like compounds, to design new molecules with acceptable activity and ADMET properties, to develop and maintain a proprietary database of results of physical experiments that will serve as a basis for simulated studies and empirical models, to attract and retain a highly skilled scientific and engineering team, and to develop and maintain relationships with research and development departments of pharmaceutical companies, universities and government agencies.

We are actively seeking acquisitions to expand the pharmaceutical software and services business, and we are currently in discussions with several companies in this regard. Earlier attempts to acquire other companies were not successful. We believe the current discussions are with companies for which acceptable deal structures are more likely to be realized; however, there can be no assurances that any of these deals will take place.

WORDS+
------

PRODUCTS
--------
Our wholly owned subsidiary, Words+, Inc., has been an industry pioneer and technology leader for over 27 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons. We intend to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys(TM) and Say-it! SAM(TM), as well as our growing line of hardware products. We are also considering acquisitions of other products, businesses and companies that are complementary to our existing augmentative and alternative communication and computer access business lines. We acquired the Say-it! SAM technologies from SAM Communications, LLC of San Diego in December 2003. This acquisition gave us our smallest, lightest augmentative communication system, which is based on a Hewlett-Packard iPAQ personal digital assistant
(PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this technology purchase enabled us to move into this market segment faster and at lower cost than developing the product ourselves. SAM-based products now account for a significant share of Words+ revenues. Since the acquisition of the Say-it! SAM technologies, we have continued to add new functionality to the SAM software and to offer it on additional hardware platforms.

During this fiscal year, after the introduction of the newest Say-it! SAM version late in the first quarter, sales of our new PDA-based (personal-digital-assistant-based) Say-it! SAM augmentative communication device set new records, contributing nicely to the highest quarter in our history in the third quarter. Just before the end of the last quarter we introduced the Conversa(TM). This product offers the most human-sounding synthetic speech output available in the marketplace utilizing AT&T synthetic voices and our new custom designed Sound Pack. To quote one young adult client who changed to the Conversa after using a variety of augmentative communication devices from our competitors for most of her life "I actually sound like a regular woman for the first time in my life!" We are adding the Sound Pack design to other products.

We have clients utilizing new access methods such as the Fiber Optic Switch that is a new part of our product line, a new EMG (muscle signal) switch called Libertas and eye gaze systems from a variety of manufacturers, and we are regularly evaluating and interfacing new access technology.

MARKETING AND DISTRIBUTION
--------------------------
We market augmentative and alternative communication products through a network of employee representatives and independent dealers and resellers.

At the present time we have 36 sales representatives worldwide: 1 salaried sales manager in California, 12 independent distributors and 6 independent resellers in the U.S., and 16 sales representatives overseas - 4 in Australia, and 1 each in New Zealand, Canada, England, Norway, Finland, The Netherlands, France, Italy, Israel, Japan, Korea, Mexico and Malaysia. We also have 2 inside support persons, who answer e-mails and telephone inquiries on our toll-free telephone line and who provide technical support. Additional outside sales persons and independent dealers and resellers are being actively recruited.

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

We estimate that for approximately 47% of our sales of augmentative and alternative communication ("AAC") software and hardware the purchases are funded primarily by third parties such as Medicaid, Medicare and private insurance. School special education budgets, vocational rehabilitation, other governmental programs, private purchases and charitable assistance account for most of the other purchases. Medicare provides coverage for augmentative communication devices.

Our personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing our products. Third party funding grew slowly for the first 20 years of operation; however, the addition of Medicare coverage for AAC devices in 2001 resulted in significant increases in third party funding in recent years. Our Medicare/Medicaid and other third-party-funded sales have grown, with the majority of total sales are now funded by a third party. Medicare/Medicaid sales are subject to funding caps that limit the amounts paid for our products, and payment by some agencies can be slow, making this market segment somewhat more difficult than others.

PRODUCTION
----------
Disability software products are either loaded onto computer hard disk drives by our employees or copied to diskettes, CD-ROM, or memory cards, which is performed in-house. Most software customers also buy their notebook personal computers from us, which we purchase at wholesale prices and resell at a markup. We purchase microprocessors that are part of dedicated devices such as

MessageMates(TM). We design our cases, printed circuit boards, labels and other components of products such as Sam communicators, MessageMates,, MicroCommPacs(TM) and our new Conversa(TM) Sound Pack. We outsource the extrusion, machining and manufacturing of certain components. All final assembly and testing operations are done by our employees at our facility.

Our products are shipped from our Lancaster, California facility either directly to the customer or to the salesperson, dealer or reseller. For major products, the outside salesperson, dealer or reseller either delivers the product or visits the customer after delivery to provide training.

COMPETITION
-----------
The AAC industry in which we operate is highly competitive and some of our competitors have greater financial and personnel resources than ours. The industry is made up of about six major competitors including Words+, and a number of smaller ones. Based on personal conversations with our outside dealers and customers, we believe that the other major competitors each have revenues ranging from $3 million to under $30 million, so that there are no large companies in this industry. We believe that acquisition of additional products that complement our current catalogue will provide faster growth than merely developing new products in-house, and we are actively working to complete such acquisitions.

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

TRAINING AND TECHNICAL SUPPORT
------------------------------

We believe customer training and technical support are important factors in customer satisfaction for both our pharmaceutical and disability products, and we believe we are an industry leader in providing customer training and technical support in both of our business areas. For pharmaceutical software, we provide in-house seminars at customers' sites. These seminars often serve as initial training in the event the potential customer decides to license or evaluate our software. Technical support is provided after the sale in the form of on-site training (at customer's expense), web meeting, telephone, fax, and e-mail assistance to users during the customer's license period. We have used Internet meetings extensively to provide demonstrations and customer assistance, resulting in rapid response to requests worldwide and reducing our travel time and expenses.

For Disability Products, our salesperson, dealer or reseller provides initial training to the customer for major systems -- typically two to four hours. This training is typically provided not only to the user of the product but also to speech pathologists, occupational therapists, rehabilitation engineers, teachers, parents and others who will assist the user. This initial training for the purchase of full systems is often provided as a part of the price of the product. Additional training and service calls are available for a fee.

Technical support for both pharmaceutical software and disability products is provided by our life sciences team and our inside sales and support staff based at our headquarters facilities in Lancaster, California. We provide free telephone support offering unlimited toll-free numbers in the U.S. and Canada, and e-mail and web-based support for all of our pharmaceutical software and disability products worldwide. Technical support for pharmaceutical software products is minimal, averaging a few person-hours per month. Technical support for Words+ products varies from none for most customers to as much as several hours for others. Words+ dealers usually train new customers at the customer's location, which significantly reduces technical support demands on our staff.

RESEARCH AND DEVELOPMENT
------------------------

We believe that our ability to grow and remain competitive in our markets is strongly dependent on significant investment into research and development ("R&D"). R&D activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards No. 86 and AICPA Statement of Position 98-1. R&D expenditures were approximately $1,719,000 during fiscal year 2008, of which $728,000 was capitalized. R&D expenditures during fiscal year 2007 were approximately $1,398,000, of which $583,000 was capitalized.

Our pharmaceutical business R&D activities during fiscal year 2008 were focused on improving our ADMET Predictor/ADMET Modeler, ClassPharmer, DDDPlus, and GastroPlus products.

Our R&D activities for our Words+ subsidiary were focused on improvement of our Say-it! SAM(TM) product line by developing a completely new Say-it! SAM PDA-based augmentative communication system, a new tablet-computer-based system called Conversa(TM), and by developing a set of pre-programmed vocabulary pages for all systems using the Say-it! SAM software based on vocabularies initially developed by our U.K. distributor.

EMPLOYEES
---------

As of August 31, 2008, we employed 32 full-time and 2 part-time employees, including 17 in research and development, 5 in marketing and sales, 6 in administration and accounting and 6 in production. Currently 11 employees hold Ph.D.'s and 1 is a Ph.D. candidate in their respective science or engineering disciplines. Additionally, 5 employees hold one or more Master's degrees. Most of the senior management team and Board of Directors hold graduate degrees. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain qualified personnel. The competition for such personnel in the pharmaceutical industry and in the augmentative and alternative communication device and computer software industry is intense. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

PATENTS
-------

We own two patents that were acquired as part of our 2005 acquisition of certain assets of Bioreason, Inc. We primarily protect our intellectual property through copyrights and trade secrecy. Our intellectual property consists primarily of source code for computer programs and data files for various applications of those programs in both the pharmaceutical software and the disability products businesses. In the disability products business, electronic device schematics, mechanical drawings, and design details are also intellectual property. The expertise of our technical staff is a considerable asset closely related to intellectual property, and attracting and retaining highly qualified scientists and engineers is essential to our business.

EFFECT OF GOVERNMENT REGULATIONS
--------------------------------

Our pharmaceutical software products are tools used in research and development and are neither approved nor approvable by the Food and Drug Administration or other government agency. Most of our products for the disabled are funded by Medicare or Medicaid, schools, the Veteran's Administration, and other insurance programs. Changes in government regulations regarding the allowability of augmentative communication aids and other assistive technology under such funding could affect our business.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 13,500 square feet of space under a five-year term with two (2), three-(3) year options to extend the lease in Lancaster, California. The base rent started at the rate of $18,445 per month plus common area maintenance fees. The base rental rate increases at 4% annually, and currently it is $19,950 plus Common Area Maintenance fee. We believe that this new facility is sufficient for our current needs and growth in the near future.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is currently traded on the NASDAQ Stock Market (NASDAQ) under the symbol "SLP". According to records of our transfer agent, we had about 57 shareholders of record and approximately 2,950 beneficial owners as of August 31, 2008. The following table sets forth the low and high sale prices for the Common Stock as listed on the AMEX for the last two fiscal years. The Board of directors declared a 2-for-1 stock split in August 2006 and another 2-for-1 split in October 2007, and our common stock has been trading at the post-split price since October 2, 2007. The prices in the table below reflect the post-split price. We have not paid cash dividends on our Common Stock. We currently intend to retain our earnings for future growth, and therefore do not anticipate paying cash dividends in the foreseeable future. Any further determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend among other things, on our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

On October 23, 2008, the board of directors authorized a share repurchase program enabling the buyback of up to $2.5 million in shares during a 12-month period beginning Monday, October 27, 2008. The Company has opened an account with Citigroup Smith Barney for the purchase of such securities. Funds for any stock purchases will be drawn from the Company's then-current cash reserves. As of November 25, 2008, we have not repurchased any shares.

All numbers in the table below have been adjusted for the split that was effective on October 1, 2007.

                                                               LOW SALES PRICE      HIGH SALES PRICE
                                                               ---------------      ----------------
         FY08:
                  Quarter ended August 31, 2008 . . . . . . .         1.40               2.18

                  Quarter ended May 31, 2008 . . . . . . . . .        1.55               2.40

                  Quarter ended February 28, 2008 . . . . . .         2.75               4.97

                  Quarter ended November 30, 2007  . . . . . .        4.45               8.39

         FY07:
                  Quarter ended August 31, 2007 . . . . . . .         4.55               6.85

                  Quarter ended May 31, 2007 . . . . . . . . .        3.71               7.99

                  Quarter ended February 28, 2007 . . . . . .         1.52               4.67

                  Quarter ended November 30, 2006  . . . . . .        1.05               1.67

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2008 ("FY08") and August 31, 2007 ("FY07").

                                                  FY08                     FY07
                                         ---------------------    ---------------------
Net sales                                $ 8,968        100.0%    $ 8,858        100.0%
Cost of sales                              2,100         23.4       2,082         23.5
                                         --------     --------    --------     --------
Gross profit                               6,868         76.6       6,776         76.5
                                         --------     --------    --------     --------
Selling, general, and administrative       3,699         41.3       3,458         39.0
Research and development                     991         11.1         815          9.2
                                         --------     --------    --------     --------
Total operating expenses                   4,690         52.3       4,273         48.2
                                         --------     --------    --------     --------
Income from operations                     2,178         24.3       2,503         28.3
                                         --------     --------    --------     --------
Interest income                              185          2.1         114          1.3
Miscellaneous Income                          --           --           1           --
Gain on sale of assets                        --           --           4          0.1
Gain on currency exchange                     83          0.9           2          0.1
                                         --------     --------    --------     --------
Total other income                           268          3.0         121          1.4
                                         --------     --------    --------     --------
Net income before taxes                    2,446         27.3       2,624         29.6
                                         --------     --------    --------     --------
Provision for income taxes                  (721)        (8.0)     (1,158)       (13.1)
                                         --------     --------    --------     --------
Net income                                 1,725         19.2%      1,466         16.6%
                                         ========     ========    ========     ========

FY08 COMPARED WITH FY07
-----------------------

NET SALES
---------
Consolidated net sales increased $110,000, or 1.2%, to $8,968,000 in fiscal year 2008 (FY08) from $8,858,000 in fiscal year 2007 (FY07). Sales from pharmaceutical software and services increased approximately $300,000, or 5.2%; however, our Words+, Inc. subsidiary's sales decreased approximately $190,000, or 6.1%, for the year. We attribute the increase in pharmaceutical software sales primarily to increased licenses, both to new customers and for new modules, additional licenses to renewal customers, and contract studies, which outweighed a few licenses not renewed by some customers. We attribute the decrease in Words+ sales primarily to decreases in sales of "Freedom" and "TuffTalker Plus" which was discontinued in FY08, and hardware products such as MessageMates and other input devices. Those declines in sales outweighed increased sales of our "Say-it SAM!" and "TuffTalker" products.

COST OF SALES
-------------
Consolidated cost of sales increased $18,000, or 0.9%, to $2,100,000 in FY08 from $2,082,000 in FY07; however, as a percentage of revenue, cost of sales decreased 0.1%. For pharmaceutical software and services, cost of sales increased $92,000, or 13.0%, and as a percentage of revenue, cost of sales increased to 13.2% in FY08 from 12.3% in FY07. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $61,000, or 17.0%, in FY08 compared with FY07; however, as a percentage of revenue, amortization cost increased only 0.7% in FY08 compared with FY07. Royalty expense, another significant portion of cost of sales, increased approximately $31,000, or 8.9%, in FY08 compared with FY07, while as a percentage of revenue, royalty expense increased only 0.2% in FY08 compared with

FY07. We pay a royalty on GastroPlus basic software sales but not on its modules or other software sales. We began to pay royalties on the newly released Enslein Metabolism Module in our ADMET Predictor software at the end of FY08 in accordance with our agreement with Enslein Research, Inc.

For Words+, cost of sales decreased $74,000, or 5.4%. As a percentage of revenue, cost of sales increased 0.3% to 44.7% in FY08 from 44.4% in FY07. Sales from "TuffTalker" products, with higher costs per unit, increased in FY08, resulting in the higher percentage of cost of sales. The decline in sales from the discontinued "TuffTalker Plus", which had higher unit costs, was not enough to offset the increase in costs incurred for the sales of the "TuffTalker" product.

GROSS PROFIT
------------
Consolidated gross profit increased $92,000, or 1.4%, to $6,868,000 in FY 08 from $6,776,000 in FY07. We attribute this increase to the increase in sales of pharmaceutical software and contract studies which outweighed increases in cost of goods sold and the decrease in Gross Profit from Words+ operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative ("SG&A") expenses for FY08 increased by $241,000, or 7.0%, to $3,699,000, compared to $3,458,000 for FY07. For
Simulations Plus, SG&A expenses increased $141,000, or 6.9%. The major increases in expenses were travel expenses due to increased air fares and personal vehicle mileage allowance, professional fees, such as web site design fees, tax credit research fees, valuation service fees, and additional fees for an additional Board member. Investor relations fees, such as fees paid to the American Stock Exchange for stock splits, and increases in salaries and payroll-related expenses, such as health insurance, 401(K) and payroll taxes, also added to SG&A. Some of these are one-time fees. Major decreases in expenses were the elimination of the bonus previously paid to the Company's CEO, whose compensation is now a fixed amount with no bonus, as well as bad debts and legal costs that were expensed as part of the purchased assets of Bioreason Inc. in FY07, while no such expense was incurred in FY08. However, those decreases did not offset the increases in other expenses mentioned above.

For Words+, expenses increased by $100,000, or 2.9%. There was a shift in expense from one category to another from FY07 to FY08. In FY07, we hired a marketing consultant who became an employed sales manager of Words+ in March 08, increasing salaries and travel expenses while reducing consultant fees. The estimated allowance for bad debts was also increased. Those increases outweighed decreases in commissions, telephone expenses, and technical service costs.

RESEARCH AND DEVELOPMENT
------------------------
We incurred approximately $1,719,000 of research and development ("R&D") costs for both companies during FY08. Of this amount, $728,000 was capitalized and $991,000 was expensed. During FY07 we incurred approximately $1,397,000 of research and development costs, of which approximately $583,000 was capitalized and approximately $815,000 was expensed. The 23.1% increase in research and development expenditure from FY07 to FY08 was due primarily to increases in salary expenses due to expanding the staff in the Life Sciences Department, as well as salary increases for existing staff in both companies.

INCOME FROM OPERATIONS
----------------------
During FY08, we generated income from operations of $2,178,000, as compared to $2,503,000 for FY07, a decrease of 13.0%. We attribute this decrease to increases in SG&A expenses, including one-time fees, as well as R&D costs which outweighed the increase in gross profit generated by sales of pharmaceutical software and study contract services, in addition to a decrease in income from Words+ operations.

OTHER INCOME AND (EXPENSE)
--------------------------
The net of other income over other expense for FY08 increased by $147,000, or 121.5%, to $268,000, compared to $121,000 for FY07. This is due primarily to an increase in interest income on Money Market accounts and gain on currency exchange.

PROVISION OF INCOME TAXES
-------------------------
Provision for income taxes for FY08 decreased by $437,000, or 40.3%, to $721,000, compared to $1,158,000 for FY07. In FY07, because we had exhausted our net operating loss ("NOL") carry forward as well as the R&D tax credits that were known at the time, our tax accountants estimated our provisional income tax rate at 44%. In FY08, we hired a tax credit specialist company, Tax Projects Group, to identify potential unused tax credits. As a result of several months of research covering the previous 3 tax years (2006, 2005, and 2004), they discovered an additional $276,000 of unused R&D tax credits. This increase in R&D tax credits allowed us to reduce our income tax provision to as low as 29% in FY08. Please refer to the notes to the financial statements for the details. The additional R&D tax credit is subject to review by tax agencies.

NET INCOME
----------
Net income for FY08 increased by $259,000, or 17.7%, to $1,725,000, compared to $1,466,000 for FY07. We attribute this increase in net income primarily to increased sales of pharmaceutical software licenses, other income, and decreased provision for income taxes, which outweighed increased cost of sales, and operating expenses, as well as a decrease in net income from Words+ operations. Shareholders' equity grew by 29%, from $7.7 million to $9.9 million during FY08.

SEASONALITY
-----------

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

                           Net Simulations Plus Sales

                          First      Second       Third       Fourth
FY                       Quarter     Quarter     Quarter     Quarter      Total
--------------------------------------------------------------------------------
                                             (in thousands)

2008 . . . . . . . . .     1,438      1,550        1,975        1,092      6,055
2007 . . . . . . . . .       824      1,808        1,659        1,465      5,756
2006 . . . . . . . . .       199        884        1,096        1,007      3,186
2005 . . . . . . . . .       524        410          662          473      2,069
2004 . . . . . . . . .       642        742          603          869      2,856
2003 . . . . . . . . .       507        582          614        1,403      3,106
2002 . . . . . . . . .       390        554          504          595      2,043
2001 . . . . . . . . .       221        373          305          282      1,181
2000 . . . . . . . . .       151        467          143          174        935
1999 . . . . . . . . .        87         93          117          164        461
1998 . . . . . . . . .        11         11           13           27         62

We believe that sales of Words+ products to schools were slightly seasonal, prior to FY06, with greater sales to schools during our third and fourth fiscal quarter (March-May and June-August), as shown in the table below.

                                Net Words+ Sales

                          First      Second       Third       Fourth
FY                       Quarter     Quarter     Quarter     Quarter      Total
--------------------------------------------------------------------------------
                                            (in thousands)

2008 . . . . . . . . .      545        630          994          744       2,913
2007 . . . . . . . . .      632        726          972          772       3,102
2006 . . . . . . . . .      620        598          692          759       2,669
2005 . . . . . . . . .      543        622          762          757       2,684
2004 . . . . . . . . .      497        626          630          598       2,351
2003 . . . . . . . . .      571        538          646          624       2,379

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

We currently hold 3 ARSs at $250,000 each (2 Iowa student loans and 1 Missouri higher education loan). On August 8, 2008, UBS announced a comprehensive settlement, in principle, to all who hold ARSs issued through UBS, that UBS will buy back each ARS at par from most of their clients during a two-year time period beginning January 1, 2009. Because of this settlement announcement, we believe that our investment in ARS is appropriately presented at its face value of $750,000 at August 31, 2008. The face value as of August 31, 2008 was confirmed by a prospectus UBS issued on October 7 informing us that we were being given an option either to keep the ARSs or to sell them to UBS at the face value plus accrued interest. We exercised the option of selling them to UBS. We received a letter from UBS dated November 5, 2008 stating that they had accepted our exercise and will buy back our ARSs at their full face value of $750,000 plus accrued interest. We have been advised by our UBS account manager that this buyback is expected to occur between January 2, 2009 and January 4, 2011.

INFLATION
---------

We have not been affected materially by inflation during the periods presented, and no material effect is expected in the near future.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 will be effective for the Company in the first fiscal quarter of 2009. As permitted by FSP-FAS 157-2, SFAS 157 is effective for nonfinancial assets and liabilities for the Company during the first fiscal quarter of 2010. Management believes the adoption of SFAS 157 for its financial assets and liabilities will not have a material impact on the Company's consolidated financial statements and continues to evaluate the potential impact of the adoption of SFAS 157 related to its nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company in the first fiscal quarter of 2009. The Company believes the adoption of SFAS 159 will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for the Company in first fiscal quarter of 2010 and must be applied prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for noncontrolling interests ("minority interests") in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent's equity. SFAS 160 will be effective for the Company in the first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that adoption of SFAS 160 may have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 will be effective for The Company second fiscal quarter of 2009.

In June 2006, the Financial Accounting Standards Board ("FASB) issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 are effective for the Company on September 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We have reviewed all accounts that create a deferred tax asset or liability which may have the impact, and the balance in those account should not be deferred for tax purposes are included as income for tax purposes, thus increasing taxable income and creating a deferred tax benefit for the following year. We have also reviewed the matter of research and development credit ("R&D credit"). After evaluating the adoption of FIN 48, we believe that the adoption did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)," ("SFAS 158"), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in a company's balance sheet. This portion of the new guidance is effective on December 31, 2006. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective December 31, 2008. Since we do not have any defined benefit pension or postretirement plans that are subject to SFAS 158, we do not expect the pronouncement to have a material impact on our consolidated financial statements.

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

Revenue Recognition
-------------------
We recognize revenue related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position (SOP) No. 97-2, "Software Revenue Recognition." Product revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, such as signed Purchase Orders from customers or executed contracts, 2) delivery has been made, such as unlocking the software on the customer's computer(s), 3) the amount is fixed, and 4) it is collectible. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time, and the costs of providing such support services are accrued and amortized over the obligation period.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $466,735 and $429,867 for the fiscal years ended August 31, 2008 and 2007, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The Company has adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), - "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our review of prior year tax positions using the criteria and provisions presented in FIN 48 did not result in a material impact on the Company's financial position or results of operations.

Stock-Based Compensation
-------------------------
Effective September 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, amortized on a straight-line basis over the options' vesting period.

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

ITEM 7.  FINANCIAL STATEMENTS

The responses to this item are included elsewhere in this Form 10-KSB (see pages F-1 - F-25) and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

ITEM 8A. CONTROLS AND PROCEDURES

Please see the disclosure below in Item 8A(T) Controls and Procedures.

ITEM 8A(T).  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO concluded, as of the date of such evaluation, that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework established by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under the framework, including the completion and review of internal review assessment forms and the completion and review of financial reporting information systems and controls checklists in the framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

No changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.   OTHER INFORMATION.

           Not applicable.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") for its 2009 Annual Shareholders' Meeting.

ITEM 10.   EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference from the Company's Proxy Statement for its 2009 Annual Shareholders' Meeting.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference from the Company's Proxy Statement for its 2009 Annual Shareholders' Meeting.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference from the Company's Proxy Statement for its 2009 Annual Shareholders' Meeting.

ITEM 13.   EXHIBITS

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

10.36 Auto Rental Lease Agreement by and between Simulations Plus, Inc. and Walter and Virginia Woltosz (8)

10.37 Registration Statement - 1,250,000 shares of the Company's 1996 Stock Options. (9)
10.38      Employment Agreement by and between the Company and Walter S. Woltosz
           (10)
10.39      An addendum to Lease Agreement (11)
10.40      Business Lending Agreement with Wells Fargo Bank (11)
10.41      Technology Transfer Agreement with Sam Communications, LLC. (12)
10.42      Employment Agreement by and between the Company and Walter S. Woltosz
           (14)
10.43 Lease Agreement by and between Simulations Plus, Inc. and Venture Freeway, LLC. (15)
10.44      Employment Agreement by and between the Company and Walter S. Woltosz
           (16)
31.1       Section 302 - Certification of Chief Executive Officer (CEO). (17)
31.2       Section 302 - Certification of Chief Financial Officer (CFO). (17)
32         Section 906 - Certification of CEO and CFO. (17)

--------------------------------------------------------------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997 (the "Registration Statement").
(2) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement filed on May 27, 1997.
(3) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1997.
(4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1998.
(5) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1999.
(6) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2000.
(7)        Incorporated by reference to the Company's Form 8-K filed on March 1,
           2001.
(8) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2001.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002 (the "Registration Statement").
(10) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2002.
(11) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2003.
(12) Incorporated by reference to the Company's Form 8-K filed on December 29, 2003.
(13) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2004.
(14) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2005.
(15) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2006.
(16) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 2007
(17)       Filed herewith.


(b)        Reports on Form 8-K

         None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company incurred the following fees to Rose, Snyder & Jacobs for services rendered during the fiscal year ended August 31, 2008 and 2007:

         Fee Category                       FY08 Fees       FY07 Fees
         ------------                      -----------     -----------

         Audit fees                        $    74,010     $    67,845
         Tax fees                               15,880          10,030
         All other fees                             --              --
                                           -----------     -----------
                        Total fees         $    89,890     $    77,875
                                           -----------     -----------

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on November 26, 2008.

                                             SIMULATIONS PLUS, INC.


                                             By: /s/ MOMOKO A. BERAN
                                                 -------------------------------
                                                     Momoko A. Beran
                                                     Chief Financial Officer


In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 26, 2008.


                SIGNATURE                               TITLE


         /s/ WALTER S. WOLTOSZ            Chairman of the Board of Directors
----------------------------------------  and Chief Executive Officer
             Walter S. Woltosz


         /s/ VIRGINIA E. WOLTOSZ
----------------------------------------
             Virginia E. Woltosz          Secretary and Director of the Company


         /s/ DR. DAVID Z. D'ARGENIO
----------------------------------------
             Dr. David Z. D'Argenio Director


         /s/ DR. RICHARD R. WEISS
----------------------------------------
             Dr. Richard R. Weiss Director


         /s/ HAROLD W. ROSENBERGER
----------------------------------------
             Harold W. Rosenberger        Director


         /s/ MOMOKO A. BERAN
----------------------------------------
             Momoko A. Beran              Chief Financial Officer of the Company

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                                 AUGUST 31, 2008

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

     Notes to Consolidated Financial Statements                       F9 - F25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Simulations Plus, Inc.
Lancaster, California


    We have audited the accompanying consolidated balance sheet of Simulations Plus, Inc (a California corporation) and Subsidiary as of August 31, 2008 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended August 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulation Plus, Inc. and Subsidiary as of August 31, 2008, and the consolidated results of their operations and their cash flows for the years ended August 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

November 21, 2008

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 August 31, 2008

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents (note 3)                               $ 5,889,601
     Accounts receivable, net of allowance for doubtful accounts
         and estimated contractual discounts of $319,609 (note 4)       2,105,074
     Inventory (note 5)                                                   342,051
     Prepaid expenses and other current assets                            195,330
     Deferred tax asset                                                   318,400
                                                                      -----------

            Total current assets                                        8,850,456

INVESTMENT (note 6)                                                       750,000
CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization of $3,324,328                      1,788,756
PROPERTY AND EQUIPMENT, net (note 7)                                      102,633
CUSTOMER RELATIONSHIPS, (note 14)
     net of accumulated amortization of $85,029                            43,013
OTHER ASSETS                                                               18,445
                                                                      -----------

                TOTAL ASSETS                                          $11,553,303
                                                                      ===========






The accompanying notes are an integral part of these financial statements.




                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 August 31, 2008

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $   181,230
     Accrued payroll and other expenses                                   537,363
     Accrued bonuses to officers                                           60,000
     Accrued warranty and service costs                                    33,899
     Deferred revenue                                                      83,333
                                                                      -----------

         Total current liabilities                                        895,825

LONG-TERM LIABILITIES
     Deferred tax liability                                               742,400
                                                                      -----------

            Total liabilities                                           1,638,225
                                                                      -----------

COMMITMENTS AND CONTINGENCIES (note 8)

SHAREHOLDERS' EQUITY (note 9)
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                      --
     Common stock, $0.001 par value
         50,000,000 shares authorized
         16,297,400 shares issued and outstanding                           4,769
     Additional paid-in capital                                         6,328,185
     Retained Earnings                                                  3,582,124
                                                                      -----------

            Total shareholders' equity                                  9,915,078
                                                                      -----------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $11,553,303
                                                                      ===========






The accompanying notes are an integral part of these financial statements.




                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  For the Years Ended August 31,



                                                     2008              2007
                                                ------------      ------------

NET SALES                                       $  8,967,970      $  8,857,810
COST OF SALES                                      2,100,055         2,082,291
                                                ------------      ------------

GROSS PROFIT                                       6,867,915         6,775,519
                                                ------------      ------------

OPERATING EXPENSES
     Selling, general, and administrative          3,699,273         3,457,766
     Research and development                        990,491           814,946
                                                ------------      ------------

        Total operating expenses                   4,689,764         4,272,712
                                                ------------      ------------

INCOME FROM OPERATIONS                             2,178,151         2,502,807
                                                ------------      ------------

OTHER INCOME (EXPENSE)
     Interest income                                 185,399           114,371
     Interest expense                                    (68)             (135)
     Miscellaneous income                                 36               917
     Gain on sale of assets                               --             4,274
     Gain on currency exchange                        82,659             2,264
                                                ------------      ------------

        Total other income                           268,026           121,691
                                                ------------      ------------

INCOME BEFORE INCOME TAXES                         2,446,177         2,624,498

BENEFIT FROM (PROVISION FOR) INCOME TAXES
     Deferred income tax                            (437,400)       (1,087,100)
     Income tax                                     (283,208)          (71,300)
                                                ------------      ------------

        Total provision for income taxes            (720,608)       (1,158,400)
                                                ------------      ------------

NET INCOME                                      $  1,725,569      $  1,466,098
                                                ============      ============

BASIC EARNINGS PER SHARE                        $       0.11      $       0.10
                                                ============      ============

Diluted earnings per share                      $       0.10      $       0.08
                                                ============      ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING*
     BASIC                                        16,133,822        15,275,429
                                                ============      ============

     DILUTED                                      18,141,287        17,956,796
                                                ============      ============

* The numbers of shares at August 31, 2007 reflect the 2-for-1 stock split which occurred on October 1, 2007.

The accompanying notes are an integral part of these financial statements.




                                                              SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                     For the Years Ended August 31,


                                    Common Stock           Additional    Accumulated
                             ------------------------        Paid-In       Earnings
                               Shares*         Amount        Capital       (Deficit)       Total
                             ----------     ----------     ----------     ----------     ----------
BALANCE, AUGUST
   31, 2006                  14,882,992     $    3,794     $5,274,314     $  390,457     $5,668,565

SHARES ISSUED UPON
   EXERCISE OF STOCK
   OPTIONS                      878,408            439        512,860                       513,299

STOCK-BASED COMPENSATION                                       16,646                        16,646

NET INCOME                                                                 1,466,098      1,466,098
                             ----------     ----------     ----------     ----------     ----------

BALANCE, AUGUST
   31, 2007                  15,761,400          4,233      5,803,820      1,856,555      7,664,608

SHARES ISSUED UPON
   EXERCISE OF STOCK
   OPTIONS                      536,000            536        434,157                       434,693

STOCK-BASED COMPENSATION                                       90,208                        90,208

NET INCOME                                                                 1,725,569      1,725,569
                             ----------     ----------     ----------     ----------     ----------

BALANCE, AUGUST
   31, 2008                  16,297,400     $    4,769     $6,328,185     $3,582,124     $9,915,078
                             ==========     ==========     ==========     ==========     ==========



   * The numbers of shares at August 31, 2007 and 2006 reflect the 2-for-1 stock splits which occurred on both October 1, 2007 and August 14, 2006.

The accompanying notes are an integral part of these financial statements.




                                                         SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                For the Years Ended August 31,



                                                                      2008             2007
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $ 1,725,569      $ 1,466,098
    Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization of property and
           equipment                                                    50,997           50,913
         Amortization of customer relationships                         25,683           31,668
         Amortization of capitalized software development cost         466,735          429,867
         Bad debts write offs                                           62,947           62,947
         Stock-based compensation                                       90,208           16,645
         Contribution of equipments                                         --              774
         (Gain) on sale of assets                                           --           (4,274)
         Deferred income taxes                                         437,400        1,087,100

         (Increase) decrease in assets
           Accounts receivable                                         (60,349)        (350,673)
           Inventory                                                   (92,924)           6,134
           Other assets                                               (121,661)           7,627
         Increase (decrease) in liabilities
           Accounts payable                                            (20,016)         (14,172)
           Accrued payroll and other expenses                           45,751          126,700
           Accrued bonuses to officers                                (141,289)         102,536
           Accrued income taxes                                        (71,300)          69,700
           Accrued warranty and service costs                           (4,269)           3,416
           Deferred revenue                                             83,333         (129,461)
                                                                   -----------      -----------

              Net cash provided by operating activities              2,476,815        2,963,545
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                (81,940)         (47,507)
    Investment on securities                                          (750,000)              --
    Proceeds from sale of assets                                            --            6,575
    Capitalized computer software development costs                   (727,681)        (583,235)
                                                                   -----------      -----------

              Net cash used in investing activities                 (1,559,621)        (624,167)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the exercise of stock options                        434,693          513,300
                                                                   -----------      -----------







                                                          SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 For the Years Ended August 31,
                                                                                    (CONTINUED)



              Net cash provided by financing activities                434,693          513,300
                                                                   -----------      -----------

                Net increase in cash and cash
                  equivalents                                      $ 1,351,887      $ 2,852,678

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         4,537,714        1,685,036
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $ 5,889,601      $ 4,537,714
                                                                   ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                                  $        68      $       135
                                                                   ===========      ===========

    INCOME TAXES PAID                                              $   450,000      $     1,600
                                                                   ===========      ===========
The accompanying notes are an integral part of these financial statements.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates
         ----------------
         Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Actual results could differ from those estimates. Critical accounting policies for us include revenue recognition, accounting for capitalized software development costs, and accounting for income taxes.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Simulations Plus, Inc. and its wholly owned subsidiary, Words+, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

         Revenue Recognition
         -------------------
         The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position (SOP) No. 97-2, "Software Revenue Recognition." Software products revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, 2) delivery has been made, 3) the amount is fixed, and 4) collectibility is probable. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------

         recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period. For Words+ products, the revenue is recorded at the time of shipment, net of estimated allowances and returns.

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

         Generally, we enter into one-year license agreements with customers for the use of our pharmaceutical software products. We recognize revenue on these contracts when all the criteria under SOP 97-2 are met.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------


         software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company's software products.

         Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $466,735 and $429,867 for the years ended August 31, 2008 and 2007, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

            Equipment                                                 5 years
            Computer equipment                                   3 to 7 years
            Furniture and fixtures                               5 to 7 years
            Leasehold improvements          Shorter of life of asset or lease

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

         Advertising
         -----------
         The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2008 and 2007 were $10,000 and $13,000, respectively.

         Shipping and Handling
         ---------------------
         Shipping and handling costs are recorded as cost of sales and amounted to $107,000 and $99,000 for the years ended August 31, 2008 and 2007, respectively.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------

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

         In June 2006, the Financial Accounting Standards Board ("FASB) issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes
         - an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 are effective for the Company on September 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We have reviewed all accounts that create a deferred tax asset or liability which may have the impact, and the balance in those account should not be deferred for tax purposes are included as income for tax purposes, thus increasing taxable income and creating a deferred tax benefit for the following year. We have also reviewed the matter of research and development credit ("R&D credit"). After evaluating the adoption of FIN 48, we believe that the adoption did not have a material impact on our consolidated financial statements.

         At the end of fiscal year 2007, we recorded $1,158,400 in deferred tax assets. For fiscal year 2008, we recorded a provision for deferred taxes in the amount of $720,608, resulting in a net deferred tax liability of $424,000 at August 31, 2008. The evaluation of the deferred tax assets is based on our history of generating taxable profits and our projections of future profits, as well as expected future tax rates. As of August 31, 2007 and 2008, we have determined that it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance was recorded against the deferred tax assets. Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

         Earnings per Share
         ------------------
         The Company reports earnings per share in accordance with SFAS No. 128, "Loss per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------



         have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2008 and 2007 were as follows:


                                                                                      2008               2007
                                                                                ---------------    ----------------
         Numerator
              Net income attributable to common shareholders                    $     1,725,569    $      1,466,098
                                                                                ===============    ================

         Denominator
              Weighted-average number of common shares
                      outstanding during the year*                                   16,133,822          15,275,429
              Dilutive effect of stock options*                                       2,007,465           2,681,367
                                                                                ---------------    ----------------

         COMMON STOCK AND COMMON STOCK
              EQUIVALENTS USED FOR DILUTED EARNINGS PER SHARE*                       18,141,287          17,956,796
                                                                                ===============    ================

         * The numbers of shares at August 31, 2007 reflect a 2-for-1 stock split on October 1, 2007.

         Stock-Based Compensation
         ------------------------
         Effective September 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs include: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, amortized on a straight-line basis over the options' vesting period. Stock-based compensation were $90,208 and $16,645 for the years ended August 31, 2008 and 2007, respectively, and are included in the condensed consolidated statements of operations as Consulting, Salaries, and Research and development expense.

         Concentrations and Uncertainties
         --------------------------------
         International sales accounted for 38% and 37% of net sales for the years ended August 31, 2008 and 2007, respectively. For Simulations Plus, Inc., two customers accounted for 16% (a dealer account representing various customers) and 14% of net sales for the year ended August 31, 2008. For the year ended August 31, 2007, the same customers accounted for 17% (a dealer account representing various customers) and 10% of net sales. For Words+, Inc., one government agency accounted for 21% and 25% of net sales during the years ended August 31, 2008 and 2007, respectively.

         The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------


         For Simulations Plus, three customers comprised of 25%, 17% and 17% of accounts receivable at August 31, 2008. Two customers comprised 26% and 18% of accounts receivable at August 31, 2007. For Words+, one government agency comprised 34% and 29% of accounts receivable at August 31, 2008 and 2007, respectively.

         The Company's subsidiary, Words+, Inc., purchases components for the main computer products from three manufacturers. Words+, Inc. also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of the Company to obtain computers used in its products or to renew its licensing agreement to use pictographic symbols could negatively impact the Company's financial position, results of operations, and cash flows.

         Recently Issued Accounting Standards
         ------------------------------------

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 will be effective for the Company in the first fiscal quarter of 2009. As permitted by FSP-FAS 157-2, SFAS 157 is effective for nonfinancial assets and liabilities for the Company during the first fiscal quarter of 2010. Management believes the adoption of SFAS 157 for its financial assets and liabilities will not have a material impact on the Company's consolidated financial statements and continues to evaluate the potential impact of the adoption of SFAS 157 related to its nonfinancial assets and liabilities.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company in the first fiscal quarter of 2009. The Company believes the adoption of SFAS 159 will not have a material impact on the Company's consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for the Company in first fiscal quarter of 2010 and must be applied prospectively to business combinations completed on or after that date.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for noncontrolling interests ("minority interests") in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent's equity. SFAS 160 will be

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------



         effective for the Company in the first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that adoption of SFAS 160 may have on its consolidated financial statements.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 will be effective for The Company second fiscal quarter of 2009.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)", ("SFAS 158"), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in a company's balance sheet. This portion of the new guidance is effective on December 31, 2006. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective December 31, 2008. Since we do not have any defined benefit pension or postretirement plans that are subject to SFAS 158, we do not expect the pronouncement to have a material impact on our consolidated financial statements.

         In September 2006, The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 became effective for the Company for the fiscal year ended August 31, 2007. We have evaluated the impact of applying SAB 108, and we believe that that adoption of SAB 108 did not have a material effect on our consolidated financial statements.

NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At August 31, 2008, the uninsured portions aggregated to $5,556,960. The FDIC insurance limits were increased to $250,000 on October 10, 2008, and will stay in effect until December 31, 2009. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is looking into alternative ways to minimize our exposure to such risks.

NOTE 4 - ACCOUNTS RECEIVABLE

         The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------


         balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectibility of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. The Company also estimates the contractual discount obligation for third party funding such as Medicare, Medicaid, and private insurance companies. Those estimated discounts are reflected in the allowance for doubtful accounts and contractual discounts.

NOTE 5 - INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists primarily of computers and peripheral computer equipment.

NOTE 6 - INVESTMENT

         The Company purchased Auction Rated Securities ("ARS") through UBS Financial Services Inc. In light of the recent financial crisis, our current holdings of three notes at $250,000 each (2 Iowa student loans which matures December 1, 2043 and 1 Missouri higher education loan which matures June 1, 2031) lost their liquidities during this fiscal year 2008.

         On August 8, 2008, UBS announced a comprehensive settlement, in principle, to all who hold ARS, that they will buy back ARS, at par, from most clients during a two-year time period beginning January 2, 2009.

         On October 7, 2008, UBS issued a prospectus informing us that we were being given an option either to keep the ARSs or sell them to UBS at the face value plus accrued interest. We exercised the option of selling them to UBS. We received a letter from UBS dated November 5, 2008 stating that they accepted our exercise and will buy back our ARSs at their face value of $750,000 plus accrued interest. We are advised by our UBS account management that this buyback is expected after January 2, 2009.

NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment at August 31, 2008 consisted of the following:

             Automobile                                          $   21,769
             Equipment                                              177,324
             Computer equipment                                     339,468
             Furniture and fixtures                                  61,498
             Leasehold improvements                                  53,898
                                                                 ----------
                                                                         635,957
             Less accumulated depreciation and amortization         551,324
                                                                 ----------
                 TOTAL                                           $  102,633
                                                                 ==========

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------


         Depreciation expense was $50,997 and $50,913 for the years ended August 31, 2008 and 2007, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Leases
         At our location, we lease approximately 13,500 square feet of space under a five-year term with two (2), three (3)-year options to extend the lease. The base rent is $18,445 per month plus common area maintenance fees. The base rental rate increases at 4% annually. Rent expense, including common area maintenance fees, was $266,189 and $261,701 for the years ended August 31, 2008 and 2007, respectively.

         On October 30, 2006, the Company entered into an equipment lease agreement. In this agreement, the Company leased a Ricoh Copier/Printer for 36 months with the option of earlier termination with a 60-day written notice.

         Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2008 were as follows:

                                  Years Ending
                                      August 31,     Operating Leases
                                    -------------    ---------------
                                            2009          244,987
                                            2010          254,787
                                            2011          107,890
                                                      -----------
                                                       $  607,664
                                                      ===========

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

         License Agreement
         -----------------
         In 1997, the Company entered into an agreement with Therapeutic Systems Research Laboratory ("TSRL") to jointly develop a computer simulation software program of the absorption of drug compounds in the gastrointestinal tract. Upon execution of a definitive License Agreement on July 9, 1997, TSRL received an initial payment of $75,000, and thereafter, the company is obligated to pay a royalty of 20% of the net sales of the basic GastroPlus software without additional modules.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------


         In September 2007, the Company entered into an agreement with Enslein Research, Inc. ("Enslein") to jointly create a new metabolism module as part of ADMET Predictor. The fee for the exclusive license to the Enslein Data, in the form of a royalty, is 50% of the gross sales revenues received by the Company, and a $50,000 bonus at the time the sale of ADMET Metabolism module reaches 25 annual licenses.

         For the years ended August 31, 2008 and 2007, Simulations Plus, Inc. paid royalties of approximately $375,000 and $344,000, respectively.

         The Company's subsidiary, Words+, Inc., entered into royalty agreements with several vendors to apply their software & technologies into the finished goods to be sold. For the years ended August 31, 2008 and 2007, Words+ incurred such royalties of $42,775 and $37,350, respectively.

         Legal Matters
         --------------
         On April 6, 2006 we received notice from a liquidator for the former French subsidiary of Bioreason (Bioreason SARL), saying that the liquidator had initiated legal action against Simulations Plus in the French courts with respect to ClassPharmer distribution rights to European customers, and is claiming commissions and legal fees with respect to European customers. We filed a counterclaim for our rights and lost sales against Bioreason SARL's assets by sending a debt recovery declaration to the liquidator on June 15, 2006.

         On April 9, 2008, we received the approval of the settlement agreement from the commercial division of French Ordinary Court. This means that the settlement agreement is now enforceable, and this case is finally closed. Both parties dropped all claims and we are not liable for any amounts.


NOTE 9 - SHAREHOLDERS' EQUITY

         Stock Option Plan
 ------------------
         In September 1996, the Board of Directors adopted, and the shareholders approved, the 1996 Stock Option Plan (the "Option Plan") under which a total of 250,000 shares of common stock had been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 500,000. In February 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,000,000. In December 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 1,250,000. Furthermore, in February 2005, the shareholders approved an additional 250,000 shares, resulting in the total number of shares that may be granted under the Option Plan to 1,500,000. All of the preceding numbers of options are based on numbers of options prior to the two-for-one stock split on August 14, 2006. The 1996 Stock Option Plan terminated in September 2006 by its term.

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------



         On February 23, 2007, the Board of Directors adopted and the shareholders approved the 2007 Stock Option Plan under which a total of 500,000 shares of common stock had been reserved for issuance.

         The following table summarizes the stock option transactions. The numbers of options as of August 31, 2007 reflects a 2-for-1 stock split on October 1, 2007.


                        TRANSACTIONS IN FY 2007 AND 2008

                         Transactions in FY07
                         --------------------                  Weighted-Average
                                                   Number of    Exercise Price
                                                    Options        Per Share
                                                    -------        ---------

          Outstanding, August 31, 2006            4,080,144       $   0.67
                         Granted                    200,000       $   1.08
                         Exercised                 (878,408)      $   0.58
                         Expired/Canceled          (192,000)      $   1.08

          Outstanding, August 31, 2007            3,209,736       $   0.69
          Exercisable, August 31, 2007            3,039,736       $   0.68



              Transactions in FY08
              --------------------                  Weighted-Average
                                                    Number of    Exercise Price
                                                     Options        Per Share
                                                     -------        ---------

               Outstanding, August 31, 2007        3,209,736       $     0.69
                              Granted                287,000       $     3.01
                              Exercised            (536,000)       $     0.81
                              Expired/Canceled     (246,200)       $     0.64

               Outstanding, August 31, 2008        2,714,536       $     0.91
               Exercisable, August 31, 2008        2,300,536       $     0.66

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------


                          OPTIONS OUTSTANDING & UNVESTED AT AUGUST 31, 2007 AND 2008

                                Options Outstanding & Unvested at August, 2007
                                ----------------------------------------------

                                                                         Remaining                Weighted
                                                       Number        Contractual Life           Average Fair
                                                     Outstanding         (in years)             Market Price
                                                     -----------         ----------             ------------
       Non Vested before 9/1/2006                       200,000                                    $  0.85
            Granted                                     200,000                                    $  1.08
            Vested                                      (40,000)                                   $  0.85
            Cancelled                                  (190,000)                                   $  1.08

       Non Vested at 08/31/2007                         170,000            8.12                    $  0.86


                              Options Outstanding & Unvested at August 31, 2008
                              -------------------------------------------------

                                                                         Remaining                Weighted
                                                       Number        Contractual Life           Average Fair
                                                     Outstanding         (in years)             Market Price
                                                     -----------         ----------             ------------
      Non Vested at 8/31/2007                          170,000                                     $  0.32
            Granted                                    287,000                                     $  2.23
            Vested                                     (42,000)                                    $  0.32
            Cancelled                                   (1,000)                                    $  2.27

       Non Vested at 8/31/2008                         414,000             5.65                    $  1.64

         The fair value of the options granted during FY08 is estimated at $636,626. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal year ended August 31, 2008: dividend yield of 0%, expected volatility of 81.12%, risk-free interest rate of 3.74%, and expected life of 7 years. The weighted-average fair values of options granted during FY08 and FY07 were $2.22 and $0.41, respectively. The weighted-average exercise prices of options granted during FY08 and FY07 were $3.01, and $1.08, respectively. The total fair value of non-vested stock options as of August 31, 2008 was $772,327 and is amortizable over a weighted average period of 3.74 years.

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

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------


         The weighted-average remaining contractual life of options outstanding issued under the Plan was 3.0 years at August 31, 2008. The exercise prices for the options outstanding at August 31, 2008 ranged from $0.26 to $3.03, and the information relating to these options is as follows:


        --------------------- ------------------------------------------ ------------------------------------------
           Exercise Price                Awards Outstanding                         Awards Exercisable
        ----------- --------- ------------- -------------- ------------- ------------- -------------- -------------
                                              Weighted                                   Weighted
                                               Average       Weighted                     Average       Weighted
           Low                                Remaining      Average                     Remaining      Average
                      High      Quantity     Contractual     Exercise      Quantity     Contractual     Exercise
                                                Life          Price                        Life          Price
        ----------- --------- ------------- -------------- ------------- ------------- -------------- -------------
             $0.26     $0.50       937,936      2.2 years         $0.37       937,936      2.2 years         $0.37
        ----------- --------- ------------- -------------- ------------- ------------- -------------- -------------
             $0.51     $0.75       811,500      1.4 years         $0.66       811,500      1.4 years         $0.66
        ----------- --------- ------------- -------------- ------------- ------------- -------------- -------------
             $0.76     $1.25       679,100      6.8 years         $1.09       551,100      6.7 years         $1.14
        ----------- --------- ------------- -------------- ------------- ------------- -------------- -------------
             $1.26     $3.03       286,000      9.5 years         $3.03             0
        ----------- --------- ------------- -------------- ------------- ------------- -------------- -------------
                                 2,714,536                                  2,300,536
        ----------- --------- ------------- -------------- ------------- ------------- -------------- -------------


                          Intrinsic Value of options outstanding and options exercisable

                     ----------------------------------------------------------------------------
                                    Intrinsic Value of   Intrinsic Value of    Intrinsic Value
                                                                                  of Options
                                    Options Outstanding  Options Exercisable      Exercised
                     -------------  -------------------- -------------------- -------------------
                     FY08                    $2,436,621           $2,685,289          $2,108,540
                     -------------  -------------------- -------------------- -------------------
                     FY07                   $19,495,723          $18,480,099          $3,894,166
                     ----------------------------------------------------------------------------


         Other Stock Options
         -------------------
         As of August 31, 2008, the Board of Directors holds options to purchase 58,324 shares of common stock at exercise prices ranging from $0.30 to $6.68, which were granted prior to August 31, 2008.

                                                                Weighted average
                                           Number of Options   exercise price

                  Options outstanding                 58,324      $ 1.58
                  Options exercisable                 45,624      $ 1.04



NOTE 10 - INCOME TAXES

         The components of the income tax provision for the years ended August 31, 2008 and 2007 were as follows:

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------



                                      2008             2007
                                  -----------      -----------
               Current
                   Federal        $  (271,900)     $        --
                   State              (11,300)         (71,300)
                                  -----------      -----------
                                     (283,200) (71,300)
                                  -----------      -----------
               Deferred
                   Federal           (443,000)        (770,800)
                   State                5,600         (316,300)
                                  -----------      -----------
                                     (437,400)      (1,087,100)

                        TOTAL     $  (720,600)     $(1,158,400)
                                  ===========      ===========


         A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31, 2008 and 2007:

                                                          2008         2007
                                                        -------      -------
               Income tax computed at federal
                  statutory tax rate                        34.0%        34.0%
               State taxes, net of federal benefit           5.9          6.0
               Meals & Entertainment                         0.4          0.9
               Extraterritorial income exclusion              --         (1.2)
               Research and development credit              (7.8)          --
               Change in prior year estimated taxes         (0.8)         2.0
               Other                                        (2.2)         2.5
                                                        --------     --------

                   TOTAL                                    29.5%        44.2%
                                                        ========     ========

         Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31, 2008 and 2007 are as follows:


                                                                          2008           2007
                                                                       ---------      ---------
          Deferred tax assets

                   Accrued payroll and other expenses                  $ 316,300      $ 160,600
                   Accrued warranty and service costs                     14,500         16,400
                   Net operating loss carryforward                            --         39,600
                   Tax Credits                                                --        395,500
                   State taxes                                            43,700             --
                   Contributions                                              --          9,000
                   State Taxes                                                --         62,500

          Total deferred tax assets                                      374,500        683,600
          Less:  Valuation allowance                                          --             --
                                                                       ---------      ---------

                                                                         374,500        683,600
                                                                       ---------      ---------
          Deferred tax liabilities
                   Property and equipment                                (32,100)       (15,700)
                   Capitalized computer software development costs      (766,400)      (654,500)
                                                                       ---------      ---------

          Total deferred tax liabilities                                (798,500)      (670,200)
                                                                       ---------      ---------

          NET DEFERRED TAX ASSETS OR (LIABILITIES)                     $(424,000)     $  13,400
                                                                       =========      =========

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------



         At August 31, 2007, the Company had federal net operating loss carry forwards ("NOL") of approximately $103,000 and a tax credit, totaling approximately $533,000. However, the company used those NOLs and tax credits in FY08.

         After evaluating the adoption of FIN 48, we believe that the adoption did not have a material impact on our consolidated financial statements. As of August 31, 2008, the tax years 2004 - 2007 and 2003 - 2007 are subject to examination by the Internal Revenue Service and Franchise Tax Board, respectively.


NOTE 11 - RELATED PARTY TRANSACTIONS

         As of August 31, 2008, included in accrued bonuses to officers was $60,000, which represented 5% of the Company's net income before bonuses and taxes, not exceeding $60,000, given to the Corporate Secretary, Virginia Woltosz, as an annual bonus.


NOTE 12 - LINES OF BUSINESS

         For internal reporting purposes, management segregates the Company into two divisions as follows for the years ended August 31, 2008 and 2007:

                                                                            August 31, 2008
                                               ------------------------------------------------------------------------
                                                Simulations
                                                  Plus, Inc.       Words+, Inc.       Eliminations          Total
                                               -------------      -------------      -------------        ---------

               Net sales                        $ 6,055,097        $ 2,912,873        $        --         $ 8,967,970
               Income from operations           $ 2,154,164        $    23,987        $        --         $ 2,178,151
               Identifiable assets              $11,131,350        $ 1,892,891        $(1,470,938)        $11,553,303
               Capital expenditures             $     4,863        $    77,077        $        --         $    81,940
               Depreciation/Amortization        $   465,804        $    77,611        $        --         $   543,415
               Interest Income                  $   179,978        $     5,421        $        --         $   185,399
               Income tax expense               $   720,608        $        --        $        --         $   720,608
                                                ---------------------------------------------------------------------







                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------



                                                                              August 31, 2007
                                               -----------------------------------------------------------------------
                                                Simulations
                                                  Plus, Inc.        Words+, Inc.      Eliminations            Total
                                               -------------       ------------       ------------        -----------

               Net sales                        $ 5,755,543        $ 3,102,267        $        --         $ 8,857,810
               Income from operations           $ 2,271,652        $   231,155        $        --         $ 2,502,807
               Identifiable assets              $ 8,513,462        $ 2,191,887        $(1,809,926)        $ 8,895,423
               Capital expenditures             $    16,937        $    30,570        $        --         $    47,507
               Depreciation/Amortization        $   413,358        $    99,090        $        --         $   512,448
               Interest Income                  $   102,443        $    11,928        $        --         $   114,371
               Income tax expense               $ 1,158,400        $        --        $        --         $ 1,158,400
               ------------------------------------------------------------------------------------------------------


         Most corporate expenses, such as legal and accounting expenses, public relations expenses, and bonuses to the President and Secretary are included in Simulations Plus, Inc.


NOTE 13 - GEOGRAPHIC REPORTING

         The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues were as follows for the fiscal years ended August 31, 2008 and 2007:

                                                                    August 31, 2008
                                        ----------------------------------------------------------------------
                                        North                                               South
         (in `000)                      America     Europe        Asia        Oceania       America       Total
                                        -------     ------        ----        -------       -------       -----



          Simulations Plus, Inc.        3,040        1,939        1,076           --           --        6,055

          Words+, Inc.                  2,488          351           24           45            5        2,913
                                        -----        -----        -----        -----        -----        -----

          Total                         5,528        2,290        1,100           45            5        8,968
                                        =====        =====        =====        =====        =====        =====


                                                                        August 31, 2007
                                        ------------------------------------------------------------------------
                                        North                                               South
         (in `000)                      America     Europe        Asia        Oceania       America       Total
                                        -------     ------        ----        -------       -------       -----


          Simulations Plus, Inc.        3,016        1,544        1,194           --            1        5,755

          Words+, Inc.                  2,478          564           31           28            2        3,103
                                        -----        -----        -----        -----        -----        -----

          Total                         5,494        2,108        1,225           28            3        8,858
                                        =====        =====        =====        =====        =====        =====

                                           SIMULATIONS PLUS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 AUGUST 31, 2008
-------------------------------------------------------------------------------


NOTE 14 - CUSTOMER RELATIONSHIPS

         The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years'-digits method. Amortization expense for the years ended as of August 31, 2008 and 2007 amounted to $25,683 and $31,668, respectively. Accumulated amortization was $85,029 as of August 31, 2008.


NOTE 15 - EMPLOYEE BENEFIT PLAN

         We maintain a 401(k) Plan for all eligible employees. We make matching contributions equal to 100% of the employee's elective deferral, not to exceed 4% of the total employee compensation. We can also elect to make a profit-sharing contribution. Contributions by the Company to this Plan amounted to $69,896 and $61,449 for the years ended August 31, 2008 and 2007, respectively.

NOTE 16 - SUBSEQUENT EVENTS

         On October 7, 2008, UBS issued a prospectus informing us that we were being given an option either to keep our ARSs or sell them to UBS at the face value plus accrued interest. We exercised the option of selling them to UBS. We received a letter from UBS dated November 5, 2008 stating that they accepted our exercise and will buy back our ARSs at their face value of $750,000 plus accrued interest. We are advised by our UBS account management that this buyback is expected after January 1, 2009.

         On October 23, 2008, the board of directors has authorized a share repurchase program enabling the buyback of up to $2.5 million in shares during a 12-month period beginning Monday, October 27, 2008. The Company has opened an account with Citigroup Smith Barney for the purchase of such securities. Funds for any stock purchases will be drawn from the Company's then-current cash reserves. As of November 25, 2008, we have not repurchased any shares.

         From September 1, 2008 to November 21, 2008, an additional 109,000 stock options to purchase shares have been exercised by employees that generated $48,808 in cash.