Form 10-Q
period 2008-11-30
SIMULATIONS PLUS INC
filed 2009-01-14
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended November 30, 2008

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

42505 10th Street West
Lancaster, CA  93534-7059
(Address of principal executive offices including zip code)

(661) 723-7723
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☐

The number of shares outstanding of the Issuer’s common stock, par value $0.001 per share, as of January 9, 2009, was 16,051,491.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended November 30, 2008

Table of Contents

PART I.    FINANCIAL INFORMATION

Exhibit – Certifications

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
November 30, 2008 (Unaudited) and August 31, 2008 (Audited)

ASSETS
	November 30, 2008	August 31, 2008
Current assets
Cash and cash equivalents	$6,063,754	$5,889,601
Accounts receivable, net of allowance for doubtful accounts
and estimated contractual discounts of $388,125 and $319,609	2,474,455	2,105,074
Inventory	337,259	342,051
Prepaid expenses and other current assets	125,334	195,330
Deferred income taxes	340,600	318,400
Total current assets	9,341,402	8,850,456

Investment (note 8)	750,000	750,000
Capitalized computer software development costs,
net of accumulated amortization of $3,448,159 and $3,324,328	1,866,574	1,788,756
Property and equipment, net (note 3)	94,373	102,633
Customer relationships, net of accumulated amortization of $90,515 and $85,029	37,527	43,013
Other assets	18,445	18,445

Total assets	$12,108,321	$11,553,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$165,454	$181,230
Accrued payroll and other expenses	563,607	537,363
Accrued bonuses to officer	83,845	60,000
Accrued warranty and service costs	41,145	33,899
Accrued income tax	128,633	-
Deferred revenue	33,333	83,333
Total current liabilities	1,016,017	895,825

Long-Term liabilities
Deferred income taxes	777,300	742,400

Total liabilities	1,793,317	1,638,225

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
50,000,000 shares authorized
16,406,400 and 16,297,400 shares issued and outstanding	4,878	4,769
Additional paid-in capital	6,416,280	6,328,185
Retained Earnings	3,893,846	3,582,124

Total shareholders' equity	10,315,004	9,915,078

Total liabilities and shareholders' equity	$12,108,321	$11,553,303

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended November 30,
(Unaudited)

	2008	2007

Net sales	$2,133,250	$1,983,809

Cost of sales	526,413	485,940

Gross profit	1,606,837	1,497,869

Operating expenses
Selling, general, and administrative	903,690	930,291
Research and development	301,398	225,951

Total operating expenses	1,205,088	1,156,242

Income from operations	401,749	341,627

Other income (expense)
Interest income	33,387	45,147
Miscellaneous income	43	25
Gain (Loss) on currency exchange	17,876	18,635

Total other income (expense)	51,306	63,807

Income before income taxes	453,055	405,434

Provision for income taxes	(141,333)	(162,174)

Net income	$311,722	$243,260

Basic earnings per share	$0.02	$0.02

Diluted earnings per share	$0.02	$0.01

Weighted-average common shares outstanding
Basic	16,348,818	15,911,312

Diluted	17,516,583	18,429,743

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended November 30,
(Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$311,722	$243,260
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization of property and equipment	12,383	12,900
Amortization of customer relationships	5,486	6,982
Amortization of capitalized computer software development costs	123,831	116,171
Bad debts	56,418	62,947
Stock-based compensation	39,398	5,185
Deferred income taxes	12,700	125,661

(Increase) decrease in
Accounts receivable	(425,799)	(334,849)
Inventory	8,017	(6,253)
Other assets	69,996	4,590
Increase (decrease) in
Accounts payable	(15,776)	23,904
Accrued payroll and other expenses	26,244	16,233
Accrued bonuses to officers	23,845	(179,950)
Accrued income taxes	128,633	(34,787)
Accrued warranty and service costs	7,246	(3,164)
Deferred revenue	(50,000)	-

Net cash provided by operating activities	334,344	58,830

Cash flows from investing activities
Purchases of property and equipment	(7,348)	-
Capitalized computer software development costs	(201,649)	(173,971)

Net cash used in investing activities	(208,997)	(173,971)

Cash flows from financing activities
Proceeds from the exercise of stock options	48,806	161,740

Net cash provided by financing activities	48,806	161,740

Net increase (decrease) in cash and cash equivalents	$174,153	$46,599

Cash and cash equivalents, beginning of year	5,889,601	4,537,714

Cash and cash equivalents, end of period	$6,063,754	$4,584,313

Supplemental disclosures of cash flow information

Interest paid	$-	$-

Income taxes paid	$-	$80,000

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2008, should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended August 31, 2008, filed with the SEC on November 26, 2008. As contemplated by the Securities and Exchange Commission under Article 10 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Note 2: SIGNIFICANT ACCOUNTING POLICIES

Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Actual results could differ from those estimates.  Significant accounting policies for us include revenue recognition, accounting for capitalized computer software development costs, and accounting for income taxes.

Principles of Consolidation
The consolidated financial statements include the accounts of Simulations Plus, Inc. and its wholly owned subsidiary, Words+, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition
The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position (SOP) No. 97-2, "Software Revenue Recognition."  Software products revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, 2) delivery has been made, 3) the amount is fixed, and 4) collectibility is probable.  Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.  For Words+ products, the revenue is recorded at the time of shipment, net of estimated allowances and returns.

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

Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments.  We specifically analyze the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectibility of our trade accounts receivable balances.  If we determine that the financial conditions of any of our customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made.  Accounts receivable are written off when all collection attempts have failed.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $123,831 and $116,171 for the three months ended November 30, 2008 and 2007, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Shipping and Handling
Shipping and handling costs, recorded as cost of sales, amounted to $26,241 and $22,507 for the three months ended November 30, 2008 and 2007, respectively.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  The provisions of FIN 48 were effective for the Company on September 1, 2007.  After evaluating the adoption of FIN 48, we believe that the adoption did not have a material impact on our consolidated financial statements.

At the end of fiscal year 2008, we recorded $424,000 in deferred income tax liability.  For our first fiscal quarter 2009, we recorded a provision for income taxes in the amount of $141,333, resulting in a net deferred tax liability of $436,700 at November 30, 2008.  The evaluation of the deferred income tax assets is based on our history of generating taxable profits and our projections of future profits, as well as expected future tax rates.  As of November 30, 2008, we have determined that it is more likely than not that the deferred tax assets will be realized.  As such, no valuation allowance was recorded against the deferred tax assets.  Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

Customer relationships
The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the three months ended as of November 30, 2008 and 2007 amounted to $5,486 and $6,982, respectively.  Accumulated amortization as of November 30, 2008 and 2007 were $90,515 and $66,328, respectively.

Earnings per Share
The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share."  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the three months ended November 30, 2008 and 2007 were as follows:

	11/30/2008	11/30/2007
Numerator Net income attributable to common shareholders	$311,722	$243,260

Denominator Weighted-average number of common shares outstanding during the year Dilutive effect of stock options	16,348,818 1,167,765	15,911,312 2,518,431

Common stock and common stock equivalents used for diluted earning per share	17,516,583	18,429,743

Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with SFAS No. 123R using the modified prospective method.  Under this method, compensation cost recognized during the three months ended November 30, 2008 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $39,398 and $5,185 for the three months ended November 30, 2008 and 2007, respectively, and is included in the condensed consolidated statements of operations as Consulting, and Research and Development expense.

Concentrations and Uncertainties
International sales accounted for 22% and 30% of net sales for the three months ended November 30, 2008 and 2007, respectively.  For Simulations Plus, Inc., three customers accounted for 41%, 10%, and 7% of net sales during the three months ended November 30, 2008, compared with three customers accounting for 41%, 8%, and 7% of net sales during the three months ended November 30, 2007.  For Words+, Inc., three government agencies accounted for 24%, 8%, and 7% of net sales during the three months ended November 30, 2008, compared with two government agencies accounted for 22% and 7% of net sales during the three months ended November 30, 2007.

The Company operates in the computer software industry, which is highly competitive and changes rapidly.  The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus, three customers comprised 48%, 15%, and 8% of its accounts receivable at November 30, 2008, and three customers comprised 50%, 7%, and 6% of accounts receivable at November 30, 2007.   For Words+, three government agencies comprised 30%, 10%, and 9% of its accounts receivable at November 30, 2008, and two government agencies comprised 35% and 10%, and one insurance agency comprised 9% of its accounts receivable at November 30, 2007.

The Company’s subsidiary, Words+, Inc., purchases components for its main computer products from four manufacturers. Words+, Inc. also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of the Company to obtain computers used in its products or to renew its licensing agreement to use pictographic symbols could negatively impact the Company's financial position, results of operations, and cash flows.

Recently Issued Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board (FASB) announced the issuance of Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. SFAS No. 161 is focused on requiring enhanced disclosure on 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for under SFAS No. 133; and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.

To accomplish the three objectives listed above, SFAS No. 161 requires: 1) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure; 2) quantitative disclosures in tabular format of the fair values of derivative instruments and their gains and losses; and 3) disclosures about credit-risk related contingent features in derivative instruments.

SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 was effective for the Company in the first fiscal quarter of 2009. As permitted by FSP-FAS 157-2, SFAS 157 was effective for nonfinancial assets and liabilities for the Company during the first fiscal quarter of 2010. Management believes the adoption of SFAS 157 for its financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements and continues to evaluate the potential impact of the adoption of SFAS 157 related to its nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for the Company in the first fiscal quarter of 2010 and must be applied prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 will be effective for the Company in the first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that adoption of SFAS 160 may have on its consolidated financial statements.

Note 3:  PROPERTY AND EQUIPMENT

Property and equipment as of November 30, 2008 consisted of the following:

Equipment	$179,289
Computer equipment	339,468
Furniture and fixtures	61,498
Automobile	21,769
Leasehold improvements	53,898
Sub total	655,922
Less: Accumulated depreciation and amortization	(561,549)
Net Book Value	94,373

Note 4:  COMMITMENTS AND CONTINGENCIES

Employee Agreement
On August 9, 2007, the Company entered into an employment agreement with its President/Chief Executive Officer that expires in August 2009.  The employment agreement provides for an annual salary of $250,000.  At the CEO’s request, this new agreement does not include an annual bonus, which has ranged up to $150,000 in all previous agreements.  Thus, a savings to the Company of up to $75,000 per year may be realized as a result of this new agreement.  The agreement also provides that the Company may terminate the agreement upon 30 days' written notice if termination is without cause.  The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

Litigation
The Company is not a party to any litigation at this time and is not aware of any pending litigation of any kind.

Note 5: SHAREHOLDERS’ EQUITY

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

On February 23, 2007, the Board of Directors adopted and the shareholders approved the 2007 Stock Option Plan under which a total of 500,000 shares (1,000,000 shares after a 2-for-1stock split on October 1, 2007) of common stock had been reserved for issuance.

	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2008	2,714,536	$0.92
Granted	50,000	$1.73
Exercised	(109,000)	$0.45
Expired/Cancelled	(3,000)	$3.02

Outstanding, November 30, 2008	2,652,536	$0.95

Exercisable, November 30, 2008	2,233,536	$0.67

Options Outstanding & Unvested at November 30, 2008
	Number Outstanding	Weighted Average Vesting Period (in years)	Weighted Average Fair Market Price
Non Vested before 9/1/2008	414,000		$1.64
Granted	50,000		$1.34
Vested	(42,000)		$0.32
Cancelled	(3,000)		$2.27
Non Vested at 11/30/2008	419,000	2.57	$1.73

The fair value of the options granted during the first fiscal quarter of 2009 is estimated at $67,190.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal quarter ended November 30, 2008: dividend yield of 0%, expected volatility of 86.93%, risk-free interest rate of 3.26%, and expected life of 7 years. The weighted-average fair values of options granted during the first fiscal quarter of 2009 was $1.34, and the weighted-average exercise prices of options granted during the first fiscal quarter of 2009 was $1.73.  The total fair value of non-vested stock options as of November 30, 2008 was $619,381 and is amortizable over a weighted average period of 2.57 years.

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 3.8 years at November 30, 2008.  The exercise prices for the options outstanding at November 30, 2008 ranged from $0.26 to $3.03, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.26	$0.50	856,936	2.0 years	$0.37	856,936	2.0 years	$0.37
$0.51	$0.75	795,500	1.1 years	$0.66	795,500	1.1 years	$0.66
$0.76	$1.25	667,100	6.5 years	$1.09	581,100	6.4 years	$1.12
$1.26	$3.03	333,000	9.2 years	$2.83	0
		2,652,536	3.8 years	$0.95	2,233,536	2.9 years	$0.67

Other Stock Options
As of November 30, 2008, the independent members of the Board of Directors hold options to purchase 63,824 shares of common stock at exercise prices ranging from $0.30 to $6.68, which options were granted on or before November 30, 2008.

	Number of Options	Weighted average exercise price

Options Outstanding	63,824	$1.59
Options exercisable	45,624	$1.04

Note 6:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  Our reportable segments are strategic business units that offer different products and services.  Results for each segment and consolidated results are as follows for the three months ended November 30, 2008 and 2007 (in thousands):

November 30, 2008
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$1,430	$703		$2,133
Income (loss) from operations	423	(21)		402
Identifiable assets	11,657	1,862	$(1,433)	12,086
Capital expenditures	-	7		7
Depreciation and Amortization	122	20		142

November 30, 2007
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$1,439	$545		$1,984
Income (loss) from operations	490	(148)		342
Identifiable assets	8,964	2,109	$(1,859)	9,214
Capital expenditures	-	-		-
Depreciation and Amortization	118	18		136

In addition, the Company allocates revenues to geographic areas based on the locations of its customers.  Geographical revenues for the three months ended November 30, 2007 and 2006 were as follows (in thousands):

November 30, 2008
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	$987	$240	$203	$-0-	$-0-	$1,430
Words+, Inc.	678	7	5	13	-0-	703
Total	1,665	247	208	13	-0-	2,133

November 30, 2007
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	$859	$417	$162	$-0-	$-0-	$1,439
Words+, Inc.	519	14	11	1	-0-	545
Total	1,379	430	173	1	-0-	1,984

Note 7:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees.  We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation.  We can also elect to make a profit-sharing contribution.  Contributions by the Company to this Plan amounted to $19,376 and $18,037 for the three months ended November 30, 2008 and 2007, respectively.

Note 8:  SUBSEQUENT EVENT

Since December 2008, the Company has been buying back its own shares, and plans to continue its share repurchase in accordance with its share repurchase plan, which authorizes up to $2.5 million for the repurchase program through October 2009.  The details of repurchase are listed in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan
12/01/2008 to 12/31/2008	90,632	$0.9764	$2,411,507
01/01/2009 through 01/09/2009	19,277	$0.9804	$2,392,608
Total	109,909

On January 2, 2009, the Company received a confirmation from UBS Financial Services, Inc. that all Auction Rated Securities (ARS) were sold and payment was settled on January 5, 2009.  The ARS are presented as investments at November 30, 2008.  As a result, the par value of $750,000 plus accrued interest of $301 were available to the Company as cash on January 5, 2009.

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, or the "Report," are "forward-looking statements."  These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Simulations Plus, Inc., a California corporation (referred to in this Report as the "Company") and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the "Commission," reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements.  Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties.  There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors.

General

BUSINESS

Simulations Plus, Inc. (the “Company” or “Simulations Plus”, or "we" or "our") and its wholly owned subsidiary, Words+, Inc. (“Words+”) produce different types of products: (1) Simulations Plus, incorporated in 1996, develops and produces software for use in pharmaceutical research and for education, and also provides contract research services to the pharmaceutical industry, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities. For the purposes of this document, we sometimes refer to the two businesses as “Simulations Plus” when referring to the business that is primarily pharmaceutical software and services, and “Words+” when referring to the business that is primarily assistive technologies for persons with disabilities.

SIMULATIONS PLUS

PRODUCTS
We currently offer four software products for pharmaceutical research: ADMET Predictor™, ClassPharmer™, DDDPlus™, and GastroPlus™.

ADMET Predictor
ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) Predictor consists of a library of statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures.  This capability means a chemist can merely draw a molecule diagram and get estimates of these properties, even though the molecule has never existed. Drug companies continually search through millions of such “virtual” molecular structures as they attempt to find new drugs. It has been estimated that there are somewhere on the order of 1062 possible drug-like molecular structures. That is such a huge number that it is difficult to comprehend. If we could evaluate a billion molecules (109) per second, it would take 1053 seconds to evaluate them all that’s about 1045 years. The age of the universe is said to be less than 1010 years. Clearly, we will never be able to make and test evaluate all of them, so computerized methods are the only hope to even scratch the surface of the total “chemical space” for potential pharmaceutical products.

The vast majority of drug-like molecules are not suitable as medicines for various reasons. Some have such low solubility that they will not dissolve well, some have such low permeability through the intestinal wall that they will not be absorbed well as an oral dose (about 80% of medications), some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (like albumin) in blood to such a high extent that little unbound drug is available to reach the target, and many will be toxic in various ways. Identification of such properties in the computer enables researchers to eliminate poor compounds without spending time and money to make them and run experiments to identify their weaknesses. Today, many molecules can be eliminated on the basis of computer predictions provided by ADMET Predictor.

Several independent studies have been published that compare the accuracy of software programs like ADMET Predictor. In each case, ADMET Predictor has been ranked first in accuracy (it was ranked second in one study, but that study was later redone with a more difficult set of test compounds and a newer version of ADMET Predictor, and it was then ranked first). Not one other software product was consistently in the top 4 in these studies. This is a remarkable accomplishment, considering the greater size and resources of many of our competitors.

ADMET Predictor includes ADMET Modeler™. ADMET Modeler was first released in July of 2003 as a separate product, and was integrated into ADMET Predictor in 2006. This powerful program automates the training of the predictive models used in ADMET Predictor, so they are produced in a small fraction of the time once required. For example, new toxicity models were developed in a matter of a few hours once we completed the tedious effort of “cleaning up” the databases (which often contain a significant number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months for each new model after cleaning the databases to obtain similar results.

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year. Using such data to build predictive models provides a second return on this investment; however, in the past, model-building has traditionally been a tedious activity performed by specialists. With ADMET Modeler integrated into ADMET Predictor, scientists without model-building experience can now use their own experimental data to quickly create high-quality predictive models.

During this reporting period, improvement of ADMET Predictor/Modeler has continued. We had resubmitted our Phase II NIH SBIR (Small Business Innovation Research) grant proposal in August 2008. This time the proposal was scored by the reviewers (the previous submittal had been returned unscored). We are awaiting notification regarding funding.  The score we received is often in the range of scores that are funded; however, the current financial crisis may affect the total funding available from the NIH for grants like ours. We have continued this work under our own funding, and we’ve demonstrated further improvements in predictive capability, which we are currently incorporating into the next release of ADMET Predictor. We expect to release the next version in February or March of 2009.

ADMET Predictor is compatible with the popular Pipeline Pilot™ software offered by SciTegic, a subsidiary of Accelrys. This software serves as a tool to allow chemists to run several different software programs in series to accomplish a set workflow for large numbers of molecules. In early discovery, chemists often work with hundreds of thousands or millions of “virtual” molecules – molecules that exist only in a computer. The chemist tries to decide which few molecules from these large “libraries” should be made and tested. Using Pipeline Pilot with ADMET Predictor (and ClassPharmer – see below), perhaps in conjunction with other software products, the chemist can create and screen very large libraries faster and more efficiently than running each program by itself.

ClassPharmer
ClassPharmer continues to evolve into a more and more powerful tool for medicinal and computational chemists. Coupled with ADMET Predictor, the two programs provide an unmatched capability for chemists to search through huge libraries of compounds to find the most interesting classes and molecules that are active against a particular target. In addition, ClassPharmer with ADMET Predictor can take an interesting molecule and generate high quality analogs (i.e., similar new molecules) using several different algorithms to ensure that the new molecules are both active against the target while also being acceptable in a variety of ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) properties.

Improvements during the first quarter were focused on incorporating more new features requested by our users around the world, as well as adding other new capabilities identified in-house. We released ClassPharmer 4.6 in January 2009, after the end of this reporting period.

ClassPharmer’s molecule design capabilities provide ways for chemists to rapidly generate large numbers of novel chemical structures based on intelligence from compounds that have already been synthesized and tested, or from basic chemical reactions selected by the user. Export of results is available in Microsoft Excel™ format as well as other convenient file formats requested by users.

DDDPlus
DDDPlus sales have continued to grow as formulation scientists continue to recognize the value of this one-of–a–kind simulation software in their work. Improvements have been added to further enhance the value of this product, including numerous user convenience features have been added, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release. Work on the next update of DDDPlus has included making the program match the user interface in our flagship GastroPlus product as closely as possible since many formulation scientists can use both programs. Additions to the programs capabilities and built-in databases for excipient ingredients and dissolution media have also been made. A new release of DDDPlus is expected early in 2009.

GastroPlus
GastroPlus continues to enjoy its “gold standard” status in the industry for its class of simulation software. It is used from early drug discovery through preclinical development and into early clinical trials. At an international conference in Shanghai, China, in May 2008, Pfizer scientists presented a scientific poster describing a two-year study in which all four commercially available PBPK (physiologically based pharmacokinetics) simulation programs on the market were compared for their ability to predict human pharmacokinetics from preclinical (animal and in vitro) data. The study was divided into two arms: intravenous and oral dosing. GastroPlus was ranked first in both arms. No other software was ranked consistently second or third. This independent evaluation, which was accomplished via analysis of 21 Pfizer proprietary compounds with data from early discovery all the way through human trials, provides the strongest possible validation of the superiority of GastroPlus in pharmaceutical research and development.

The information provided through GastroPlus simulations guides project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) the best “first dose in human” for a new drug prior to Phase I trials, (2) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (3) whether the absorption process is affected by certain enzymes and transporter proteins in the intestinal tract that may cause the amount of drug reaching the blood to be very different from one region of the intestine to another, (4) when certain properties of a new compound are probably adequately estimated through computer (“in silico”) predictions or simple experiments rather than through more expensive and time-consuming in vitro or animal experiments, (5) what the likely variations in blood and tissue concentration levels of a new drug would be in a large population, in different age groups or in different ethnic groups, and (6) whether a new formulation for an existing approved drug is likely to demonstrate “bioequivalence” (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial.

On May 19, 2008, we announced the release of GastroPlus version 6.0 – a major new release that includes several important improvements to the program. We improved the PKPlus™ Module to enable it to fit pharmacokinetic models to multiple data sets, including both intravenous and oral dosage forms. The feedback we have received from customers for that change has been enthusiastic.  We made further improvements to the new sophisticated kidney model to simulate how drugs are cleared in urine. We added numerous convenience features requested by our users. We also added the ability of the program to track metabolites of a parent drug, including metabolites of metabolites, to as many levels as desired. This is a significant new capability because it allows the user to predict how much of each metabolite will be generated, and into which tissues the metabolite is likely to partition. Some metabolites can be therapeutically active, while others can be toxic, so knowing how much is produced and where it goes is valuable information to assess the likelihood of both therapeutic and adverse effects.

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

We currently have three funded collaborations to extend the capabilities of GastroPlus into new types of analysis. All three are from the top 5 pharmaceutical companies (3 different companies), and all are for significant improvements to GastroPlus. One is funding the extension of GastroPlus’ capabilities into the area of drug-drug interactions.  Another is funding the development of the ocular drug delivery capabilities. The third is funding the development of a nasal-pulmonary drug delivery capability. These extensions will further push GastroPlus ahead of its competitors by providing the most comprehensive simulation capabilities available.

WORDS+ SUBSIDIARY

PRODUCTS
Our wholly owned subsidiary, Words+, Inc., has been an industry pioneer and technology leader for over 27 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons. We intend to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys™ and Say-it! SAM™, as well as our line of hardware products. We are also considering acquisitions of other products, businesses and companies that are complementary to our existing augmentative and alternative communication and computer access business lines. We acquired the Say-it! SAM technologies from SAM Communications, LLC of San Diego in December 2003. This acquisition gave us our smallest, lightest augmentative communication system, which is based on a Hewlett-Packard iPAQ personal digital assistant (PDA). PDA-based communication devices have been very successful in the augmentative communication market, and this technology purchase enabled us to move into this market segment faster and at lower cost than developing the product ourselves. SAM-based products now account for a significant share of Words+ revenues. Since the acquisition of the Say-it! SAM technologies, we have continued to add new functionality to the SAM software and to offer it on additional hardware platforms.

During last fiscal year, after the introduction of the newest Say-it! SAM version late in the first quarter, sales of our new PDA-based (personal-digital-assistant-based) Say-it! SAM augmentative communication device set new records, contributing nicely to the highest quarter in our history in the third quarter.  Just before the end of the last quarter we introduced the Conversa™.  This product offers the most human-sounding synthetic speech output available in the marketplace utilizing AT&T synthetic voices and our new custom designed Sound Pack.  To quote one young adult client who changed to the Conversa after using a variety of augmentative communication devices from our competitors for most of her life “I actually sound like a regular woman for the first time in my life!” We are adding the Sound Pack design to other products.

We have clients utilizing new access methods such as the Fiber Optic Switch that is a new part of our product line, a new EMG (muscle signal) switch called Libertas and eye gaze systems from a variety of manufacturers, and we are regularly evaluating and interfacing new access technology.

Results of Operations

Comparison of Three Months Ended November 30, 2008 and 2007.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	11/30/08		11/30/07
Net sales	$2,133	100%	$1,984	100%
Cost of sales	526	24.7	486	24.5
Gross profit	1,607	75.3	1,498	75.5
Selling, general and administrative	904	42.4	930	46.9
Research and development	301	14.1	226	11.4
Total operating expenses	1,205	56.5	1,156	58.3
Income from operations	402	18.8	342	17.2
Other income	51	2.4	63	3.2
Net income before taxes	453	21.2	405	20.4
(Provision for) income taxes	(141)	(6.6)	(162)	(8.2)
Net income	$312	14.6%	$243	12.3%

Net Sales
Our consolidated net sales increased $149,000, or 7.5%, to $2,133,000 in the first fiscal quarter of Fiscal Year 2009 (“1QFY09”) from $1,984,000 in the first fiscal quarter of Fiscal Year 2008 (“1QFY08)”.  Sales from pharmaceutical software and services decreased approximately $9,000, or 0.6%, while our Words+, Inc. subsidiary’s sales increased approximately $158,000, or 29.0%, for the quarter.  We attribute the decrease in pharmaceutical software sales primarily to a reduction in the number of ClassPharmer licenses from one large pharmaceutical company due to budget constraints, an additional discount provided to a long-standing collaboration partner, and a shift of approximately $260,000 out of the first quarter, both because some licenses were renewed earlier in 4QFY08 and because some were renewed later in 2QFY09.  Our ADMET Predictor software revenues increased due to orders for new module licenses as well as an increase in the number of users. Revenues from contract studies increased over $100,000; however total increases were slightly lower than total declines in pharmaceutical sales.

We attribute the increase in Words+ sales primarily to increased sales of our new PDA version of our “Say-it! SAM” speech output device and new product Conversa™. During the first fiscal quarter of FY08, our inventory of the discontinued previous PDA had been depleted, resulting in an inability to accept orders for these units until the new device was close to production.  Sales of new versions of “Say-it! SAM” and Conversa™ outweighed the decreases in revenue from other products.

Cost of Sales
Consolidated cost of sales increased $40,000, or 8.3%, to $526,000 in 1QFY09 from $486,000 in 1QFY08; however, the percentage of cost of sales in 1QFY09 and 1QFY08 is almost the same, with a slight increase of 0.2% in 1QFY09 from 1QFY08.  For Simulations Plus, cost of sales increased $2,000, or 1.0%.  As a percentage of revenues, cost of sales is almost the same, with a slight increase of 0.2% in 1QFY09 from 1QFY08.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  As more new products became available for sale, this amortization cost increased by approximately $6,000, or 5.3%, in 1QFY09 compared with 1QFY08.  Another significant portion of cost of sales is Royalty expense, which is a percentage of revenues generated from the GastroPlus basic program without modules as well as the ADMET Predictor Toxicity module.  Royalty expense decreased approximately $4,000, or 4.6%, in 1QFY09 compared with 1QFY08 due to a decline in GastroPlus license sales, resulting from one renewal that was received after the end of the quarter, as well as a special discount to a one of large pharmaceutical customer who has been a valued collaborator for over five years.

For Words+, cost of sales increased $38,000, or 12.9%; however, as a percentage, cost of sales decreased 6.8% between 1QFY09 and 1QFY08.  We attribute the percentage decrease in cost of sales for Words+ primarily to a special discount provided for dealer demo units on new “Say-it! SAM” which resulted in lower margins in 1QFY08. There were no such costs in 1QFY09.

Gross Profit
Consolidated gross profit increased $109,000, or 7.3%, to $1,607,000 in 1QFY09 from $1,498,000 in 1QFY08.  We attribute this increase to the increase in Words+ revenues, which outweighed a slight decrease in the Simulations Plus revenues.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses decreased $26,000, or 2.9%, to $904,000 in 1QFY09 from $930,000 in 1QFY08.  For Simulations Plus, SG&A decreased $8,000, or 1.4%.  The major decrease in SG&A expense was in investor relations fees, due to expenses associated with a stock split in FY08, while no such expenses were incurred in 1QFY09. This decrease outweighed increases in expenses for trade shows, salaries, and payroll-related expenses.

For Words+, SG&A expenses decreased $18,000, or 5.0%, due primarily to decreases in commission expenses as a result of increases in non-commissionable sales, and bad debts, marketing consultant fees and salaries.  These decreases outweighed increases in technical service costs and equipment rental expense.

Research and Development
We incurred approximately $503,000 of research and development costs for both companies during 1QFY09.  Of this amount, $202,000 was capitalized and $301,000 was expensed.  In 1QFY08, we incurred $400,000 of research and development costs, of which $174,000 was capitalized and $183,000 was expensed.  The increase of $103,000, or 25.8%, in total research and development expenditures from 1QFY08 to 1QFY09 was due primarily to increases in salaries because of new hires as well as salary increases to existing staff.

Other income (expense)
Net other income (expense) in 1QFY09 decreased by $12,000, or 19.6%, to $51,000 in 1QFY09 from $63,000 in 1QFY08.  This is due primarily to decreased interest revenue from Money Market accounts.

Provision for Income Taxes
The provision for income taxes decreased by $21,000, or 12.9%, to $141,000 in 1QFY09 from $162,000 in 1QFY08 due to a decrease in estimated income tax rate due to expected tax credits in FY09 such as Research and Development credit and Hiring tax credit.

Net Income
Consolidated net income increased by $68,000, or 28.1%, to $312,000 in 1QFY09 from $243,000 in 1QFY08.  We attribute this increase in profit primarily to the increases in revenue from Words+ revenues and decrease in SG&A expenses, which outweighed an increase in R&D expense, a lower provision for income taxes, which offset a decrease in other income.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from our operations.  We have achieved continuous positive operating cash flow in the last six fiscal years.  We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.  Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities.  In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows. In January 2009, the $750,000 in investments in Auction Rate Securities were repurchased by UBS Financial Services, Inc., at par value plus interest.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

(b)	Changes in internal controls over financial reporting.
There were no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.	Legal Proceedings

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings of any kind.

Item 2.	Changes in Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits and Reports on form 8-K

(a) Exhibits:

31.1–2 Certification of Chief Executive Officer and Chief Financial Officer
32 Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 14, 2009.

Simulations Plus, Inc.
Date: January 14, 2009	By:	/s/ MOMOKO BERAN
Momoko Beran Chief Financial Officer