Form 10-Q
period 2009-02-28
SIMULATIONS PLUS INC
filed 2009-04-14
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended February 28, 2009

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number:  001-32046

Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

42505 10th Street West
Lancaster, CA  93534-7059
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The number of shares outstanding of the Issuer’s common stock, par value $0.001 per share, as of April 10, 2009, was 16,031,927.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended February 28, 2009

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
February 28, 2009 (Unaudited) and August 31, 2008 (Audited)

ASSETS
	February 28, 2009	August 31, 2008
Current assets
Cash and cash equivalents	$7,522,211	$5,889,601
Accounts receivable, net of allowance for doubtful accounts
and estimated contractual discounts of $450,179 and $319,609	2,181,850	2,105,074
Inventory	391,677	342,051
Prepaid expenses and other current assets	106,792	195,330
Deferred income taxes	432,400	318,400
Total current assets	10,634,930	8,850,456

Investment (note 8)	-	750,000
Capitalized computer software development costs,
net of accumulated amortization of $3,576,371 and $3,324,328	1,889,582	1,788,756
Property and equipment, net (note 3)	54,612	102,633
Customer relationships, net of accumulated amortization of $95,626 and $85,029	32,416	43,013
Other assets	18,445	18,445

Total assets	$12,629,985	$11,553,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$174,473	$181,230
Accrued payroll and other expenses	596,272	537,363
Accrued bonuses to officer	53,253	60,000
Accrued warranty and service costs	51,658	33,899
Accrued income tax	301,564	-
Deferred revenue	205,833	83,333
Total current liabilities	1,383,053	895,825

Long-Term liabilities
Deferred income taxes	794,000	742,400

Total liabilities	2,177,053	1,638,225

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
50,000,000 shares authorized
16,136,898 and 16,297,400 shares issued and outstanding	4,608	4,769
Additional paid-in capital	6,186,407	6,328,185
Retained Earnings	4,261,917	3,582,124

Total shareholders' equity	10,452,932	9,915,078

Total liabilities and shareholders' equity	$12,629,985	$11,553,303

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended February 28, and 29,
(Unaudited)

	Three months ended		Six months ended
	2009	2008	2009	2008

Net sales	$2,456,762	$2,179,675	$4,590,012	$4,163,484

Cost of sales	552,956	455,513	1,079,369	941,453

Gross profit	1,903,806	1,724,162	3,510,643	3,222,031

Operating expenses
Selling, general, and administrative	1,036,724	832,493	1,940,414	1,762,783
Research and development	360,283	251,894	661,681	477,845

Total operating expenses	1,397,007	1,084,387	2,602,095	2,240,628

Income from operations	506,799	639,775	908,548	981,403

Other income (expense)
Interest income	19,606	47,076	52,993	92,223
Miscellaneous income	-	-	43	25
Gain on currency exchange	32,340	14,925	50,216	33,560

Total other income (expense)	51,946	62,001	103,252	125,808

Income before income taxes	558,745	701,776	1,011,800	1,107,211

Provision for income taxes	(190,673)	(136,967)	(332,006)	(299,141)

Net income	$368,072	$564,809	$679,794	$808,070

Basic earnings per share	$0.02	$0.04	$0.04	$0.05

Diluted earnings per share	$0.02	$0.03	$0.04	$0.04

Weighted-average common
shares outstanding

Basic	16,268,583	16,130,622	16,309,683	16,020,147

Diluted	17,108,322	18,279,889	17,312,242	18,369,400

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended February 28, and 29,
(Unaudited)

	2009	2008
Cash flows from operating activities
Net income	$679,794	$808,070
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization of property and equipment	10,719	26,447
Amortization of customer relationships	10,597	13,589
Amortization of capitalized computer software development costs	252,043	236,785
Bad debts	129,881	62,947
Stock-based compensation	80,968	15,265
Deferred income taxes	(62,400)	(63,900)

(Increase) decrease in
Accounts receivable	(209,815)	79,978
Inventory	22,453	(50,471)
Other assets	91,695	(141,393)
Increase (decrease) in
Accounts payable	(6,757)	(67,336)
Accrued payroll and other expenses	58,909	(64,433)
Accrued bonuses to officers	(6,747)	(143,015)
Accrued income taxes	301,564	291,741
Accrued warranty and service costs	17,759	(8,898)
Deferred revenue	122,500	-

Net cash provided by operating activities	1,493,163	995,376

Cash flows from investing activities
Purchases of property and equipment	(34,777)	(61,390)
Proceeds from sale of assets	-	13,152
Proceeds from sale of investments	750,000	-
Capitalized computer software development costs	(352,869)	(389,450)

Net cash provided by (used in) investing activities	362,354	(437,688)

Cash flows from financing activities
Repurchase of common stock	(271,713)	-
Proceeds from the exercise of stock options	48,806	411,677

Net cash provided by (used in) financing activities	(222,907)	411,677

Net increase in cash and cash equivalents	$1,632,610	$969,365

Cash and cash equivalents, beginning of year	5,889,601	4,537,714

Cash and cash equivalents, end of period	$7,522,211	$5,507,079

Supplemental disclosures of cash flow information

Interest paid	$-	$-

Income taxes paid	$-	$180,000

Simulations Plus, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended February 28, 2009, should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended August 31, 2008, filed with the SEC on November 26, 2008. As contemplated by the Securities and Exchange Commission under Article 10 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $252,043 and $236,785 for the six months ended February 28, 2009 and February 29, 2008, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Shipping and Handling
Shipping and handling costs, recorded as cost of sales, amounted to $47,666 and $45,427 for the six months ended February 28, 2009 and February 29, 2008, respectively.

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

At the end of fiscal year 2008, we recorded $424,000 in net deferred income tax liabilities.  For the first six months operation in fiscal year 2009, we recorded a provision for income taxes in the amount of $332,006, resulting in a net deferred tax liability of $361,600 at February 28, 2009.  The evaluation of the deferred income tax assets is based on our history of generating taxable profits and our projections of future profits, as well as expected future tax rates.  As of February 28, 2009, we have determined that it is more likely than not that the deferred tax assets will be realized.  As such, no valuation allowance was recorded against the deferred tax assets.  Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

Customer relationships
The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the six months ended as of February 28, 2009 and February 29, 2008 amounted to $10,597 and $13,589, respectively.  Accumulated amortization as of February 28, 2009 and February 29, 2008 was $95,626 and $72,935, respectively.

Earnings per Share
The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share."  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the six months ended February 28, 2009 and February 28, 2008 were as follows:

	02/28/2009	02/29/2008
Numerator Net income attributable to common shareholders	$679,794	$808,070
Denominator Weighted-average number of common shares outstanding during the year Dilutive effect of stock options	16,309,683 1,002,559	16,020,147 2,349,253
Common stock and common stock equivalents used for diluted earning per share	17,312,242	18,369,400

Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with SFAS No. 123R using the modified prospective method.  Under this method, compensation cost recognized during the six months ended February 28, 2009 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $80,967 and $15,265 for the six months ended February 28, 2009 and February 29, 2008, respectively, and is included in the condensed consolidated statements of operations as Selling, General and Administrative, and Research and Development expense.

Concentrations and Uncertainties
International sales accounted for 29% and 43% of net sales for the six months ended February 28, 2009 and February 29, 2008, respectively.  For Simulations Plus, Inc., two customers accounted for 22% each of net sales during the six months ended February 28, 2009, compared with two customers accounting for 20% and 10% of net sales during the six months ended February 29, 2008.  For Words+, Inc., two government agencies accounted for 25% and 9% of net sales during the six months ended February 28, 2009, compared with one government agency accounting for 20%, and one customer accounting for 13% of net sales during the six months ended February 29, 2008.

The Company operates in the computer software industry, which is highly competitive and changes rapidly.  The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus, three customers comprised 18%, 14%, and 12% of its accounts receivable at February 28, 2009, and four customers comprised 21%, 18%, 14%, and 10% of accounts receivable at February 29, 2008.   For Words+, three government agencies comprised 29%, 12%, and 10% of its accounts receivable at February 28, 2009, and two government agencies comprised 28% and 10%, and two customers comprised 14% and 10% of its accounts receivable at February 29, 2008.

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

SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management believes the adoption of SFAS No. 161 for its financial assets and liabilities did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which amends SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for the Company in the first fiscal quarter of 2010 and must be applied prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 will be effective for the Company in the first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that the adoption of SFAS 160 may have on its consolidated financial statements.

Note 3:  PROPERTY AND EQUIPMENT

Property and equipment as of February 28, 2009 consisted of the following:

Equipment	$80,830
Computer equipment	366,897
Furniture and fixtures	61,498
Automobile	21,769
Leasehold improvements	53,898
Sub total	584,892
Less: Accumulated depreciation and amortization	(530,280)
Net Book Value	54,612

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

Note 5: SHAREHOLDERS’ EQUITY

Stock Repurchase
Since December 2008, the Company has been buying back and canceling its own shares, and plans to continue its share repurchase in accordance with its share repurchase plan, which authorizes up to $2.5 million for the repurchase program through October 2009.  The details of repurchases made during the six months ended February 28, 2009 are listed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan
12/01/2008 to 12/31/2008	90,632	$0.9764	$2,411,509
01/01/2009 through 01/31/2009	105,752	$1.0352	$2,302,032
02/01/2009 through 02/28/2009	73,118	$1.0086	$2,228,287
As of 02/28/09	269,502	$1.0082

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

On February 23, 2007, the Board of Directors adopted and the shareholders approved the 2007 Stock Option Plan under which a total of 500,000 shares (1,000,000 shares after a 2-for-1 stock split on October 1, 2007) of common stock had been reserved for issuance.

Options Outstanding & Exercisable at February 28, 2009
	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2008	2,714,536	$0.92
Granted	50,000	$1.73
Exercised	(109,000)	$0.45
Expired/Cancelled	(3,000)	$3.02

Outstanding, February 28, 2009	2,652,536	$0.95

Exercisable, February 28, 2009	2,290,136	$0.73

Options Outstanding & Unvested at February 28, 2009
	Number Outstanding	Weighted Average Vesting Period (in years)	Weighted Average Fair Market Price
Non Vested before 9/1/2008	414,000	2.65	$1.64
Granted	50,000		$1.34
Vested	(98,600)		$1.41
Cancelled	(3,000)		$2.27
Non Vested at 02/28/2009	362,400	2.46	$1.65

The fair value of the options granted during the first six months of fiscal year 2009 is estimated at $67,190.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the first six months of fiscal year 2009: dividend yield of 0%, expected volatility of 86.93%, risk-free interest rate of 3.26%, and expected life of 7 years. The weighted-average fair values of options granted during the first six months of fiscal year 2009 was $1.34, and the weighted-average exercise prices of options granted during the first six months of fiscal year 2009 was $1.73.  The total fair value of non-vested stock options as of February 28, 2009 was $581,806 and is amortizable over a weighted average period of 2.46 years.

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 3.4 years at February 28, 2009.  The exercise prices for the options outstanding at February 28, 2009 ranged from $0.26 to $3.03, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.26	$0.50	856,936	1.8 years	$0.37	856,936	1.8 years	$0.37
$0.51	$0.75	795,500	0.9 years	$0.66	795,500	0.9 years	$0.66
$0.76	$1.25	667,100	6.3 years	$1.09	581,100	6.2 years	$1.12
$1.26	$3.03	333,000	9.0 years	$2.83	56,600	8.9 years	$3.03
		2,652,536	3.6 years	$0.95	2,290,136	2.8 years	$0.73

Other Stock Options
As of February 28, 2009, the independent members of the Board of Directors hold options to purchase 63,824 shares of common stock at exercise prices ranging from $0.30 to $6.68, which options were granted on or before February 28, 2009.

	Number of Options	Weighted average exercise price

Options Outstanding	63,824	$ 1.59
Options exercisable	45,624	$ 1.04

Note 6:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  Our reportable segments are strategic business units that offer different products and services.  Results for each segment and consolidated results are as follows for the six months ended February 28, 2009 and February 29, 2008 (in thousands):

February 28, 2009
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$3,208	$1,382		$4,590
Income (loss) from operations	1,028	(119)		908
Identifiable assets	12,272	2,079	$(1,721)	12,630
Capital expenditures	15	20		35
Depreciation and Amortization	248	25		273

February 29, 2008
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$2,988	$1,175		$4,163
Income (loss) from operations	1,053	(72)		981
Identifiable assets	9,861	2,010	$(1,796)	10,075
Capital expenditures	-	61		61
Depreciation and Amortization	9	17		26

In addition, the Company allocates revenues to geographic areas based on the locations of its customers.  Geographical revenues for the six months ended February 28, 2009 and February 29, 2008 were as follows (in thousands):

February 28, 2009
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	1,934	866	408	-	-	$3,208
Words+, Inc.	1,335	13	7	27	-	1,382
Total	3,269	879	415	27	-	4,590

February 29, 2008
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	1,441	1,212	335	-	-	2,988
Words+, Inc.	949	192	14	20	-	1,175
Total	2,390	1,404	349	20	-	4,163

Note 7:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees.  We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation.  We can also elect to make a profit-sharing contribution.  Contributions by the Company to this Plan amounted to $38,611 and $36,168 for the six months ended February 28, 2009 and February 29, 2008, respectively.

Note 8:  INVESTMENT

On January 2, 2009, the Company received a confirmation from UBS Financial Services, Inc. that all Auction Rated Securities (ARS) were sold and payment was settled on January 5, 2009.  As a result, the par value of $750,000 plus accrued interest of $301 became available to the Company as cash on January 5, 2009.  The ARSs were presented as an investment at August 31, 2008.

Note 9:  SUBSEQUENT EVENT

Since December 2008, the Company has been buying back its own shares, and plans to continue its share repurchase in accordance with its share repurchase plan, which authorizes up to $2.5 million for the repurchase program through October 2009.  The details of repurchases made since February 28, 2009 are listed in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan
03/01/2009 to 03/31/2009	73,315	$0.9575	$2,158,090
04/01/2009 through 04/10/2009	31,656	$0.9809	$2,127,039
Total	104,971	$0.9645

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

ADMET Predictor
Every drug molecule that fails in clinical trials, and every proved drug that gets withdrawn from the market, was bad from the time it was first drawn by a chemist or generated by a computer. They don’t become bad later. Thus, the ability to predict unsuitable characteristics of new molecules offers the promise of avoiding costly programs that end up in late-stage failures.  Although not every failure mode can be predicted in this manner, those that can be provide a means to reduce the number of failures that occur after years of work and millions of dollars have been spent.

ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) Predictor consists of a library of statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures.  Our models are built using a machine learning approach that is based primarily on artificial neural network ensembles (groups of artificial neural networks) that has been demonstrated to provide the most accurate prediction capabilities in any commercially available software today.

This capability means a chemist can merely draw a molecule diagram and get estimates of these properties, even though the molecule has never existed. Drug companies continually search through millions of such “virtual” molecular structures as they attempt to find new drugs. It has been estimated that there are somewhere on the order of 1062 possible drug-like molecular structures. That is such a huge number that it is difficult to comprehend. If we could evaluate a billion molecules (109) per second, it would take 1053 seconds to evaluate them all -- that’s about 1045 years. The age of the universe is said to be less than 1010 years. Clearly, we will never be able to make and test evaluate all of them, so computerized methods are the only hope to even scratch the surface of the total “chemical space” for potential pharmaceutical products.

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

During this reporting period, improvement of ADMET Predictor/Modeler has continued. Under a funded collaboration with Pfizer, we added the capability for scientists to run large molecular libraries through ADMET Predictor to generate the predicted dose amount that would be required to achieve an effective concentration level for each potential new drug.  This capability requires the integration of the customer’s experimental data with predictions when no experiments have been run, so that the effects of a wide variety of properties that interact to result in a plasma concentration can be predicted. This is accomplished by the integration of a small GastroPlus engine within ADMET Predictor that runs the simulations needed to estimate plasma concentrations.

We expect to release the next version in late April 2009.  This new version will also include a new set of toxicity predictions, expanding the program’s capabilities into this important, and almost unlimited area (because there are so many kinds of toxicities).  Every new predicted property that can be used to help triage bad compounds early in discovery has the potential to save large amounts of time and money.

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

In August 2008, we had resubmitted a Phase II NIH SBIR (Small Business Innovation Research) grant proposal. After the end of this reporting period, we were advised that this grant will be funded at a level of $375,000. We have continued this work under our own funding, and we’ve demonstrated further improvements in predictive capability, which we are incorporating into the next release of ADMET Predictor.

ClassPharmer
ClassPharmer continues to evolve into an ever more powerful tool for medicinal and computational chemists. Coupled with ADMET Predictor, the two programs provide an unmatched capability for chemists to search through huge libraries of compounds to find the most interesting classes and molecules that are active against a particular target. In addition, ClassPharmer with ADMET Predictor can take an interesting molecule and generate high quality analogs (i.e., similar new molecules) using several different algorithms to ensure that the new molecules are both active against the target while also being acceptable in a variety of ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) properties.

Improvements during the second quarter were focused on incorporating more new features requested by our users around the world, as well as adding other new capabilities identified in-house. We released ClassPharmer 4.6 in January 2009, and we expect another release in the near future with a new “scaffold hopping” feature.  This feature enables chemists to substitute the core (scaffold) portion of a molecule while retaining other atoms around the periphery.  In previous versions, ClassPharmer had only the inverse capability – to replace the atoms surrounding the core.  Scaffold hopping has been a technique with growing interest among chemists, and we expect that added to ClassPharmer already best-in-class performance, this new capability will attract additional ClassPharmer users.

ClassPharmer’s molecule design capabilities provide ways for chemists to rapidly generate large numbers of novel chemical structures based on intelligence from compounds that have already been synthesized and tested, or from basic chemical reactions selected by the user. Export of results is available in Microsoft Excel™ format as well as other convenient file formats requested by users.

DDDPlus
DDDPlus sales have continued to grow as formulation scientists continue to recognize the value of this one-of–a–kind simulation software in their work. Improvements have been added to further enhance the value of this product, including numerous user convenience features have been added, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release. Work on the next update of DDDPlus has included making the program match the user interface in our flagship GastroPlus product as closely as possible since many formulation scientists can use both programs. Additions to the programs capabilities and built-in databases for excipient ingredients and dissolution media have also been made. A major new release of DDDPlus is expected early in April 2009.

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

In May 2008 we announced the current release of GastroPlus (version 6.0) – a major new release that includes several important improvements to the program. We improved the PKPlus™ Module to enable it to fit pharmacokinetic models to multiple data sets, including both intravenous and oral dosage forms. The feedback we have received from customers for that change has been enthusiastic.  We made further improvements to the new sophisticated kidney model to simulate how drugs are cleared in urine. We added numerous convenience features requested by our users. We also added the ability of the program to track metabolites of a parent drug, including metabolites of metabolites, to as many levels as desired. This is a significant new capability because it allows the user to predict how much of each metabolite will be generated, and into which tissues the metabolite is likely to partition. Some metabolites can be therapeutically active, while others can be toxic, so knowing how much is produced and where it goes is valuable information to assess the likelihood of both therapeutic and adverse effects.

Since last May, the improvements to GastroPlus have been many and complex. Most of these developments were funded through our funded collaborations with three of the top five pharmaceutical companies in the world.  We are adding ocular delivery of drugs under one collaboration, pulmonary delivery under another, and drug-drug interaction analysis under a third. These capabilities will further extend the commanding lead GastroPlus enjoys in the marketplace.

Our marketing intelligence and reorder history indicate that GastroPlus continues to dominate its market niche in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include government agencies in the U.S and abroad, a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, they can also save considerable time and money through simulation. We believe this part of the industry, which includes many hundreds of companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus has been growing steadily, adding to the base of annual licenses each year.

CONTRACT RESEARCH AND CONSULTING SERVICES
Our recognized world-class expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 50 prestigious scientific meetings worldwide in the past five years. We frequently conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been increasing steadily, and we expect this trend to continue. Long-term collaborations and shorter-term consulting contracts serve both to showcase our technologies and as a way to build and strengthen customer relationships.

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

Results of Operations

Comparison of Three Months Ended February 28, 2009 and February 29, 2008.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	02/28/09		02/29/08
Net sales	$2,457	100%	$2,180	100%
Cost of sales	553	22.5	456	20.9
Gross profit	1,904	77.5	1,724	79.1
Selling, general and administrative	1,037	42.2	832	38.2
Research and development	360	14.7	252	11.6
Total operating expenses	1,397	56.9	1,084	49.7
Income from operations	507	20.6	640	29.4
Other income	52	2.1	62	2.8
Net income before taxes	559	21.7	702	32.2
(Provision for) income taxes	(191)	(7.7)	(137)	(6.3)
Net income	$368	14.0%	$565	25.9%

Net Sales
Consolidated net sales increased $277,000, or 12.7%, to $2,457,000 in the second fiscal quarter of 2009 (2QFY09) from $2,180,000 in the second fiscal quarter of 2008 (2QFY08).  Our sales from pharmaceutical and educational software increased approximately $229,000, or 14.8%; and our Words+, Inc. subsidiary’s sales also increased approximately $48,000, or 7.6%, for the quarter.  We attribute the increase in pharmaceutical software sales primarily to new study contracts with large pharmaceutical companies, new customers, and sale of new modules to existing customers as well as increases in number of licenses with existing customers that outweighed the loss of some customers and revenues from an SBIR grant which were reported in 2QFY08.

We attribute the increase in Words+ sales primarily to an increase in “Freedom” products with “EZKeys” or “Say-it! SAM” software, which are based on Windows XP systems.  Increased revenues from this product outweighed declined revenues from “Say-it! SAM” handheld speech output devices.  In 2QFY08, we had significant revenues from our “Say-it! SAM” speech output device kits without PDA hardware for an overseas wholesaler, however we did not have such an order in 2QFY09.

Cost of Sales
Consolidated cost of sales increased $97,000, or 21.4%, to $553,000 in 2QFY09 from $456,000 in 2QFY08.  Cost of sales as a percentage of revenue for 2QFY09 increased 1.6% to 22.5% from 20.9% in 2QFY08.  For Simulations Plus, cost of sales increased $28,000, or 12.8%.  However, as a percentage of revenue, cost of sales decreased to 13.8% in 2QFY09 from 14.1% in 2QFY08.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $7,000, or 6.4%, in 2QFY09 compared with 2QFY08.  Royalty expense, which is a variable cost, relates to sales of our GastroPlus core program as well as our new ADMET Predictor Enslein Metabolism module, increased approximately $21,000, or 19.2%, in 2QFY09 compared with 2QFY08 due to increases in sales from those products.

For Words+, cost of sales increased $69,000, or 29.3%.  As a percentage of revenue, cost of sales increased to 45.3% in 2QFY09 from 37.7% in 2QFY08.  We attribute the percentage increase in cost of sales for Words+ primarily to the sales generated from products with lower margins.  As we mentioned in the sales discussion above, we did not have a large wholesale order with higher margins in 2QFY09.

Gross Profit
Consolidated gross profit increased $180,000, or 10.4%, to $1,904,000 in 2QFY09 from $1,724,000 in 2QFY08.  We attribute this increase to an increase in sales of pharmaceutical software and services in addition to an increase in sales of Words+ products, which outweighed the increase in Words+ cost of goods sold.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses increased $204,000, or 24.5%, to $1,037,000 in 2QFY09 from $832,000 in 2QFY08.  For Simulations Plus, SG&A increased $55,000, or 10.2%; however, as a percentage of sales, SG&A decreased to approximately 33.5% in 2QFY09 from approximately 34.9% in 2QFY08.  The major increases in SG&A expenses were commissions, expanded trade show expenses, travel expenses, and professional fees which outweighed decreases in contract labor, bonus to Company’s Secretary, hiring expense, and vacation expense.

For Words+, SG&A expenses increased $149,000, or 51.1%, due primarily to increases in commissions, travel, bad debts, salaries and technical service costs.  These increases outweighed decreases in depreciation as well as marketing consulting as a result of a consultant becoming an employee.

Research and Development
We incurred approximately $512,000 of research and development costs for both companies during 2QFY09.  Of this amount, $152,000 was capitalized and $360,000 was expensed.  In 2QFY08, we incurred $467,000 of research and development costs, of which $215,000 was capitalized and $252,000 was expensed.  The increase of $45,000, or 9.6%, in total research and development expenditures from 2QFY08 to 2QFY09 was due primarily to salaries of a new hire and salary increases to existing staff.

Other income (expense)
Net other income (expense) in 2QFY09 decreased by $10,000, or 16.2%, to $52,000 in 2QFY09 from $62,000 in 2QFY08.  This is due primarily to decreased interest revenues from Money Market accounts.

Provision for Income Taxes
The provision for income taxes increased by $54,000, or 39.4%, to $191,000 in 2QFY09 from $137,000 in 2QFY08 due primarily to our estimation of higher provision for income tax in fiscal year 2009.  The tax rate used in this report is lower than standard rate because of current R&D tax credits generated and used during this reporting period.

Net Income
Consolidated net income decreased by $197,000, or 34.9%, to $368,000 in 2QFY09 from $565,000 in 2QFY08.  We attribute this decrease in profit primarily to the increases in cost of sales, operating expenses, tax provision and a decrease in other income which outweighed increases in revenue from both pharmaceutical software and Words+ products.

Comparison of Six Months Ended February 28, 2009 and February 29, 2008.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Six Months Ended
	02/28/09		02/29/08
Net sales	$4,590	100%	$4,163	100%
Cost of sales	1,079	23.5	941	22.6
Gross profit	3,511	76.5	3,222	77.4
Selling, general and administrative	1,940	42.3	1,763	42.3
Research and development	662	14.4	478	11.5
Total operating expenses	2,602	56.7	2,241	53.8
Income from operations	909	19.8	981	23.6
Other income	103	2.2	126	3.0
Net income before taxes	1,012	22.1	1,107	26.6
(Provision for) income taxes	(332)	(7.2)	(299)	(7.2)
Net income	$680	14.9%	$808	19.4%

Net Sales
Consolidated net sales increased $427,000, or 10.2%, to $4,590,000 in the first six months of fiscal year 2009 (FY09) from $4,163,000 in the first six months of fiscal year 2008 (FY08).  Our sales from pharmaceutical software and services increased approximately $221,000, or 7.4%, and our Words+, Inc. subsidiary’s sales increased approximately $206,000, or 17.5%, for the first six months of fiscal year 2008.

We attribute the increase in pharmaceutical software sales primarily to increased licenses, both to new customers and for new modules, additional licenses to renewal customers, and contract studies.

We attribute the increase in Words+ sales primarily to sales of our new “Conversa™” with Say-it! SAM software, which is a new product, EZKeys and Dynamic Vocabularies software, and “Freedom” products with EZKeys software which are based on Windows XP systems.  Those increases outweighed a decrease in “TuffTalker” product sales.

Cost of Sales
Consolidated cost of sales increased $138,000, or 14.6%, to $1,079,000 in FY09 from $941,000 in FY08.  Cost of sales as a percentage of revenue for the first six months of FY09 and FY08 were almost identical with a small increase of 0.9%.  For Simulations Plus, cost of sales increased $30,000, or 7.3%.  However, as a percentage of revenue, cost of sales were the same at 13.6% in the first six months of FY09 and FY08.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $15,000, or 6.4%, in FY09 compared with FY08.  Royalty expense increased approximately $20,000, or 10.0%, in FY09 compared with FY08.

For Words+, cost of sales increased $108,000, or 20.2%.  As a percentage of revenue, cost of sales was almost identical with a small increase of 1.0% between FY09 and FY08.  We attribute the small percentage increase in cost of sales for Words+ primarily to sales from products with high-cost tablets and computers for Windows XP-based systems.  Those costs were offset by a decrease in warranty costs which is also a part of cost of sales, resulting in a smaller percentage increase.

Gross Profit
Consolidated gross profit increased $289,000, or 9.0%, to $3,511,000 in FY09 from $3,222,000 in FY08.  We attribute this increase to increased sales of pharmaceutical software and services, and Words+ products, while maintaining similar gross margins.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses increased $178,000, or 10.1%, to $1,940,000 in FY09 from $1,763,000 in FY08.  For Simulations Plus, SG&A increased $48,000, or 4.3%; however, as a percentage of sales, SG&A decreased 1.0%, from 36.6% in FY08 to 35.6% in FY09.  The major increases in SG&A expenses were expanded trade shows, travel, professional fees, salaries, and 401K expenses, which outweighed decreases in investor relations (namely a payment to AMEX for a stock split), bonus to the Company’s Secretary, and contract labor.

For Words+, SG&A expenses increased $130,000, or 7.4%, to $799,000 in FY09 from $669,000 in FY08.  We attribute this increase in SG&A primarily to an increase in write-off of potential bad debts and commission expense, which outweighed a decrease in contract labor and depreciation expense.

Research and Development
We incurred approximately $1,015,000 of research and development costs for both companies during the first six months of FY09.  Of this amount, $353,000 was capitalized and $662,000 was expensed.  In the first six months of FY08, we incurred $867,000 of research and development costs, of which $389,000 was capitalized and $478,000 was expensed.  The increase of $148,000, or 17.1%, in total research and development expenditures from the first six months of FY08 to the first six months of FY09 was due to a combination of salaries for new hires and salary increases and bonuses to existing staff.

Other income
Net other income in the first six months of FY09 decreased by $23,000, or 17.9%, from $126,000 to $103,000.  This is due primarily to decreased interest revenues from Money Market accounts, which outweighed a gain on currency exchange from the billing in foreign currencies at the request from our customers.

Provision for Income Taxes
The provision for income taxes increased by $33,000, or 11.0%, to $332,000 in the first six months of FY09 from $299,000 in the first six months of FY08.  This increase is due primarily to our estimation of higher provision for income tax in fiscal year 2009.  The tax rate used in this report is lower than standard rate because of current R&D tax credits generated and used during this reporting period.

Net Income (loss)
Consolidated net income decreased by $128,000, or 15.8%, to $680,000 in the first six months of FY09 from $808,000 in the first six months of FY08.  We attribute this decrease in profit primarily to increases in operating expenses, the increased provision for income taxes, and decrease in other income, which outweighed increases in gross profit.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from our operations.  We have achieved continuous positive operating cash flow in the last six fiscal years.  We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.  Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities.  In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows. In January 2009, the $750,000 investment in Auction Rate Securities was repurchased by UBS Financial Services, Inc. at par value plus interest.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks.  Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas.  The exception is that we were compensated in Japanese yen by some Japanese customers and one European customer.  As a result, we experienced a small gain from currency exchange in the first six months of FY09.  In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction.  To date, exchange rate exposure has not resulted in a material impact.

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

Item 2.                     Changes in Securities
Since December 2008, the Company has been buying back its own shares, and plans to continue its share repurchase in accordance with its share repurchase plan, which authorizes up to $2.5 million for the repurchase program through October 2009.  As a result, the Company has bought back 269,502 shares by the end of February 28, 2009.

Item 3.                     Defaults Upon Senior Securities
On February 27, 2009, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

1.  To elect to the Board of Director five (5) directors
Walter Woltosz
Virginia Woltosz
Dr. David Z. D'Argenio
Dr. Richard Weiss
H. Wayne Rosenberger

2.	To ratify the appointment of Rose, Snyder, and Jacobs as the Company's independent public accountants for the fiscal year ending August 31, 2009.

The above proposals were approved and the results of the balloting at the meeting are summarized in the following table.

Proposal	Votes For	Votes Against	Votes Abstaining	Votes Withheld	Total
(1) Walter Woltosz	13,531,941			626,899	14,158,840
(1) Virginia Woltosz	13,304,799			854,041	14,158,840
(1) Dr. David Z. D'Argenio	13,997,440			161,400	14,158,840
(1) Dr. Richard Weiss	13,997,440			161,400	14,158,840
(1) H. Wayne Rosenberger	14,017,629			141,211	14,158,840
(2)	13,971,221	126,054	61,563	126,054	14,158,840

Item 4.                    Submission of Matters to a Vote of Security Holders
None.

Item 5.                    Other Information
None.

Item 6.                    Exhibits and Reports on form 8-K

(a)	Exhibits:
31.1–2	Certification of Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 10, 2009.

Simulations Plus, Inc.
Date: April 10, 2009	By:	/s/ MOMOKO BERAN
Momoko Beran
Chief Financial Officer