Form 10-Q
period 2009-05-31
SIMULATIONS PLUS INC
filed 2009-07-15
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended May 31, 2009

[_]	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number:  001-32046

Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

42505 10th Street West
Lancaster, CA  93534-7059
(Address of principal executive offices including zip code)

(661) 723-7723
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [_]                                                  Non-accelerated filer [_]                                                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [_]   No  [X]

The number of shares outstanding of the Issuer’s common stock, par value $0.001 per share, as of July 10, 2009, was 15,853,089.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended May 31, 2009

i

Simulations Plus, Inc.
Consolidated Balance Sheets
at May 31, 2009 (unaudited) and August 31, 2008 (audited)

ASSETS
	May 31, 2009	August 31, 2008
Current assets	(unaudited)	(audited)

Cash and cash equivalents	$7,372,614	$5,889,601
Accounts receivable, net of allowance for doubtful accounts and estimated contractual discounts of $437,124 and $319,609	2,649,333	2,105,074
Inventory	375,389	342,051
Prepaid expenses and other current assets	84,930	195,330
Deferred income taxes	300,200	318,400
Total current assets	10,782,466	8,850,456

Investment (note 8)	-	750,000
Capitalized computer software development costs,
net of accumulated amortization of $3,705,718 and $3,324,328	1,897,693	1,788,756
Property and equipment, net (note 3)	48,722	102,633
Customer relationships, net of accumulated amortization of $100,364 and $85,029	27,678	43,013
Other assets	18,445	18,445

Total assets	$12,775,004	$11,553,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$265,580	$181,230
Accrued payroll and other expenses	525,853	537,363
Accrued bonuses to officer	60,000	60,000
Accrued warranty and service costs	40,199	33,899
Accrued income tax	115,689	-
Deferred revenue	42,333	83,333
Total current liabilities	1,049,654	895,825

Long-Term liabilities
Deferred income taxes	789,300	742,400

Total liabilities	1,838,954	1,638,225

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized 16,023,920 and 16,297,400 shares issued and outstanding	4,495	4,769
Additional paid-in capital	6,100,504	6,328,185
Retained Earnings	4,831,051	3,582,124

Total shareholders' equity	10,936,050	9,915,078

Total liabilities and shareholders' equity	$12,775,004	$11,553,303

Simulations Plus, Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended May 31, 2009 and 2008 (unaudited)

	Three months ended May 31,		Nine months ended May 31,

	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net sales	$2,713,524	$2,968,353	$7,303,536	$7,131,837

Cost of sales	543,087	623,756	1,622,456	1,565,209

Gross profit	2,170,437	2,344,597	5,681,080	5,566,628

Operating expenses
Selling, general, and administrative	989,165	941,982	2,929,578	2,704,765
Research and development	334,151	222,241	995,832	700,086

Total operating expenses	1,323,316	1,164,223	3,925,410	3,404,851

Income from operations	847,121	1,180,374	1,755,670	2,161,777

Other income (expense)
Interest income	20,105	54,492	73,098	146,715
Miscellaneous income	514	10	557	35
Gain on currency exchange	20,233	11,098	70,449	44,658
Unrealized loss on investment	-	(57,925)	-	(57,925)
Interest expense	-	(67)	-	(67)

Total other income (expense)	40,852	7,608	144,104	133,416

Income before income taxes	887,973	1,187,982	1,899,774	2,295,193

Provision for income taxes	(318,840)	(435,321)	(650,846)	(734,462)

Net income	$569,133	$752,661	$1,248,928	$1,560,731

Basic earnings per share	$0.04	$0.05	$0.08	$0.10

Diluted earnings per share	$0.03	$0.04	$0.07	$0.09

Weighted-average common shares outstanding

Basic	16,051,133	16,228,900	16,222,867	16,090,239

Diluted	16,925,581	17,868,750	17,194,349	18,266,766

Simulations Plus, Inc.
Consolidated Statements of Cash Flows
for the Nine Months Ended May 31, 2009 and 2008 (unaudited)

	Nine months ended May 31,

	2009	2008
Cash flows from operating activities	(unaudited)	(unaudited)

Net income	$1,248,928	$1,560,731
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	16,609	40,460
Amortization of customer relationships	15,335	19,823
Amortization of capitalized computer software development costs	381,390	334,509
Bad debts	219,998	62,947
Stock-based compensation	129,660	52,540
Deferred income taxes	65,100	567,400

(Increase) decrease in
Accounts receivable	(764,258)	(816,044)
Inventory	38,741	(29,314)
Other assets	110,400	(47,088)
Increase (decrease) in
Accounts payable	84,350	68,478
Accrued payroll and other expenses	(11,510)	1,666
Accrued bonuses to officers	-	(141,289)
Accrued income taxes	115,689	11,453
Accrued warranty and service costs	6,300	(6,103)
Deferred revenue	(41,000)	3,200

Net cash provided by operating activities	1,615,732	1,683,369

Cash flows from investing activities
Purchases of property and equipment	(34,777)	(67,775)
Proceeds from sale of assets	-	16,011
Proceeds from sale of investments	750,000	-
Capitalized computer software development costs	(490,327)	(594,967)

Net cash provided by (used in) investing activities	224,896	(646,731)

Cash flows from financing activities
Repurchase of common stock	(447,825)	-
Proceeds from the exercise of stock options	90,210	411,677

Net cash provided by (used in) financing activities	(357,615)	411,677

Net increase in cash and cash equivalents	$1,483,013	$1,448,315

Cash and cash equivalents, beginning of year	5,889,601	4,537,714

Cash and cash equivalents, end of period	$7,372,614	$5,986,029

Supplemental disclosures of cash flow information

Interest paid	$-	$67

Income taxes paid	$377,216	$180,000

 Simulations Plus, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2009, should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended August 31, 2008, filed with the SEC on November 26, 2008. As contemplated by the Securities and Exchange Commission under Article 10 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Revenue Recognition
The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position (SOP) No. 97-2, "Software Revenue Recognition."  Software products revenue is recorded when the following conditions are met: 1) evidence of an arrangement exists, 2) delivery has been made, 3) the amount is fixed, and 4) collectability is probable.  Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.  For Words+ products, the revenue is recorded at the time of shipment, net of estimated allowances and returns.

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

Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments.  We specifically analyze the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of our trade accounts receivable balances.  If we determine that the financial conditions of any of our customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made.  Accounts receivable are written off when all collection attempts have failed.

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

The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in our software products.

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $381,390 and $334,509 for the nine months ended May 31, 2009 and May 31, 2008, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Shipping and Handling
Shipping and handling costs, recorded as cost of sales, amounted to $75,058 and $78,986 for the nine months ended May 31, 2009 and May 31, 2008, respectively.

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

At the end of fiscal year 2008, we recorded $424,000 in net deferred income tax liabilities.  For the nine months ended May 31, 2009, we recorded a provision for income taxes in the amount of $650,846, resulting in a net deferred tax liability of $489,100 at May 31, 2009.  The evaluation of the deferred income tax assets is based on our history of generating taxable profits and our projections of future profits, as well as expected future tax rates.  As of May 31, 2009, we have determined that it is more likely than not that the deferred tax assets will be realized.  As such, no valuation allowance was recorded against the deferred tax assets.  Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

Customer relationships
The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the nine months ended May 31, 2009 and May 31, 2008 amounted to $15,335 and $19,823, respectively.  Accumulated amortization as of May 31, 2009 and May 31, 2008 was $100,364 and $79,169, respectively.

Earnings per Share
The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share."  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the nine months ended May 31, 2009 and May 31, 2008 were as follows:

	05/31/2009	05/31/2008
Numerator
Net income attributable to common shareholders	$1,248,928	$1,560,731

Denominator
Weighted-average number of common shares outstanding during the year	16,222,867	16,090,239
Dilutive effect of stock options	971,482	2,176,527
Common stock and common stock equivalents used for diluted earning per share	17,194,349	18,266,766

Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with SFAS No. 123R using the modified prospective method.  Under this method, compensation cost recognized during the nine months ended May 31, 2009 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $129,660 and $52,540 for the nine months ended May 31, 2009 and May 31, 2008, respectively, and is included in the condensed consolidated statements of operations as Selling, General and Administrative, and Research and Development expense.

Concentrations and Uncertainties
International sales accounted for 31% and 40% of net sales for the nine months ended May 31, 2009 and May 31, 2008, respectively.  For Simulations Plus, Inc., two customers accounted for 28% of net sales during the nine months ended May 31, 2009, compared with two customers accounting for 24% of net sales during the nine months ended May 31, 2008.  For Words+, Inc., two government agencies accounted for 33% of net sales during the nine months ended May 31, 2009, compared with one government agency accounting for 22% and one customer accounting for 15% of net sales during the nine months ended May 31, 2008.

The Company operates in the computer software industry, which is highly competitive and changes rapidly.  The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus, two customers comprised 56% of its accounts receivable at May 31, 2009, of which 21% is from our distributor represents several Japanese companies, and three customers comprised 58% of accounts receivable at May 31, 2008, of which 22% is from our distributor representing several Japanese companies.   For Words+, two government agencies comprised 40% of its accounts receivable at May 31, 2009, and one government agency comprised 35% of its accounts receivable at May 31, 2008.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Event” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational for why that date was selected.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  FAS 165 is effective for interim and annual periods ending after June 15, 2009 and will be effective for the Company beginning with its annual period ending August 31, 2009.  Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company in the interim period ending November 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operation or cash flows.

Note 3:  PROPERTY AND EQUIPMENT

Property and equipment as of May 31, 2009 consisted of the following:

Equipment	$80,830
Computer equipment	366,897
Furniture and fixtures	61,498
Automobile	21,769
Leasehold improvements	53,898
Sub total	584,892
Less: Accumulated depreciation and amortization	(536,170)
Net Book Value	$48,722

Note 4:  COMMITMENTS AND CONTINGENCIES

Employee Agreement
On August 9, 2007, the Company entered into an employment agreement with its President/Chief Executive Officer that expires in August 2009.  The employment agreement provides for an annual salary of $250,000.  At the CEO’s request, this new agreement did not include an annual bonus, which had ranged up to $150,000 in all previous agreements.  Thus, a savings to the Company of up to $75,000 per year has been realized as a result of this new agreement over the previous agreement.  The agreement also provides that the Company may terminate the agreement upon 30 days' written notice if termination is without cause.  The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination. The Compensation Committee of the Board of Directors is currently reviewing this agreement prior to its expiration on August 31 in order to determine terms for the next agreement to be effective September 1.

Litigation
The Company is not a party to any litigation at this time and is not aware of any pending litigation of any kind.

Note 5: SHAREHOLDERS’ EQUITY

Stock Repurchase
Since December 2008, the Company has been buying back and canceling its own shares, and plans to continue its share repurchase in accordance with its share repurchase plan, which authorizes up to $2.5 million for the repurchase program through October 2009.  The details of repurchases made during the nine months ended May 31, 2009 are listed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan
12/01/08 to 12/31/08	90,632	$0.9764	$2,411,509
01/01/09 to 01/31/09	105,752	$1.0352	$2,302,032
02/01/09 to 02/28/09	73,118	$1.0086	$2,228,287
03/01/09 to 03/31/09	73,315	$0.9575	$2,158,086
04/01/09 to 04/30/09	55,580	$1.0045	$2,102,254
05/01/09 to 05/31/09	44,083	$1.1360	$2,052,175
As of 05/31/09	442,480	$1.0121

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

Options Outstanding & Exercisable at May 31, 2009
	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding, August 31, 2008	2,714,536	$0.92
Granted	392,000	$1.09
Exercised	(169,000)	$0.54
Expired/Cancelled	(3,000)	$3.02

Outstanding, May 31, 2009	2,934,536	$0.96

Exercisable, May 31, 2009	2,230,136	$0.73

Options Outstanding & Unvested at May 31, 2009
	Number Outstanding	Weighted- Average Vesting Period (in years)	Weighted- Average Fair Market Price
Non-Vested, August 31, 2008.	414,000	2.65	$1.64
Granted	392,000		$0.77
Vested	(98,600)		$1.41
Cancelled	(3,000)		$2.27
Non-Vested, May 31, 2009	704,400	2.49	$1.18

The fair value of the options granted during the first nine months of fiscal year 2009 is estimated at $301,840.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the first nine months of fiscal year 2009: dividend yield of 0%, expected volatility of 69.78%, risk-free interest rate of 2.67%, and expected life of 7.68 years. The weighted-average fair values of options granted during the first nine months of fiscal year 2009 was $0.77, and the weighted-average exercise prices of options granted during the first nine months of fiscal year 2009 was $1.09.  The total fair value of non-vested stock options as of May 31, 2009 was $831,192 and is amortizable over a weighted-average period of 2.49 years.

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.1 years at May 31, 2009.  The exercise prices for the options outstanding at May 31, 2009 ranged from $0.26 to $3.03, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Quantity	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.26	$0.50	836,936	1.6 years	$0.37	836,936	1.6 years	$0.37
$0.51	$0.75	795,500	0.7 years	$0.66	795,500	0.7 years	$0.66
$0.76	$1.25	969,100	7.4 years	$1.06	541,100	6.0 years	$1.14
$1.26	$3.03	333,000	8.8 years	$2.83	56,600	8.7 years	$3.03
		2,934,536	4.1 years	$0.96	2,230,136	2.5 years	$0.73

Other Stock Options
As of May 31, 2009, the independent members of the Board of Directors hold options to purchase 63,824 shares of common stock at exercise prices ranging from $0.30 to $6.68.

	Number of Options	Weighted-average exercise price

Options Outstanding	63,824	$ 1.59
Options Exercisable	45,624	$ 1.04

Note 6:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  Our reportable segments are strategic business units that offer different products and services.  Results for each segment and consolidated results are as follows for the nine months ended May 31, 2009 and May 31, 2008 (in thousands):

May 31, 2009
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$ 5,194	$ 2,110		$ 7,304
Income (loss) from operations	1,326	(77)		1,249
Identifiable assets	12,417	2,045	$ (1,687)	12,775
Capital expenditures	15	20		35
Depreciation and Amortization	374	39		413

May 31, 2008
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$ 4,963	$ 2,169		$ 7,132
Income (loss) from operations	2,054	108		2,162
Identifiable assets	10,825	2,212	$ (1,683)	11,354
Capital expenditures	-	68		68
Depreciation and Amortization	13	27		40

In addition, the Company allocates revenues to geographic areas based on the locations of its customers.  Geographical revenues for the nine months ended May 31, 2009 and May 31, 2008 were as follows (in thousands):

May 31, 2009
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	3,023	1,457	714	-	-	$ 5,194
Words+, Inc.	2,027	24	17	42	-	2,110
Total	5,050	1,481	731	42	-	7,304

May 31, 2008
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	2,527	1,632	804	-	-	4,963
Words+, Inc.	1,778	336	22	31	2	2,169
Total	4,305	1,968	826	31	2	7,132

Note 7:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees.  We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation.  We can also elect to make a profit-sharing contribution.  Contributions by the Company to this Plan amounted to $60,661 and $53,059 for the nine months ended May 31, 2009 and May 31, 2008, respectively.

Board of Directors approved that Bonus and Commissions to be excluded for the Company matching effective as of January 1, 2009.

Note 8:  INVESTMENT

On January 2, 2009, the Company received a confirmation from UBS Financial Services, Inc. that all Auction Rated Securities (ARS) were sold and payment was settled on January 5, 2009.  As a result, the par value of $750,000 plus accrued interest of $301 became available to the Company as cash on January 5, 2009.  The ARSs were presented as an investment at August 31, 2008.

Note 9:  SUBSEQUENT EVENT

Since December 2008, the Company has been buying back its own shares, and plans to continue its share repurchase in accordance with its share repurchase plan, which authorizes up to $2.5 million for the repurchase program through October 2009.  The details of repurchases made since May 31, 2009 are listed in the following table. Thus, adding these shares to those described above through May 31, the total number of shares repurchased through July 10, 2009 was 648,135.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan
06/01/2009 to 06/30/2009	171,740 *	$1.3885	$1,813,724
07/01/2009 through 07/10/2009	33,915	$1.5721	$1,760,406
Total	205,655	$1.4188

* Includes repurchase of 50,000 shares at $1.24 on June 5, 2009 from Walter Woltosz, CEO of the Company.

From June 1, 2009 to July 10, 2009, an additional 34,824 stock options to purchase shares have been exercised by employees and board of directors that generated $13,621 in cash.

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

ADMET Predictor
Every drug molecule that fails in clinical trials, and every approved drug that gets withdrawn from the market, was bad from the time it was first drawn by a chemist or generated by a computer. They don’t become bad later. Thus, the ability to predict unsuitable characteristics of new molecules offers the promise of avoiding costly programs that end up in late-stage failures.  Although not every failure mode can be predicted in this manner, those that can provide a means to reduce the number of failures that occur after years of work and millions of dollars have been spent.

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

We expect to release the next version in late July 2009.  This new version will also include a new set of toxicity predictions, expanding the program’s capabilities into this important, and almost unlimited area (because there are so many kinds of toxicities).  Every new predicted property that can be used to help triage bad compounds early in discovery has the potential to save large amounts of time and money.

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

DDDPlus
DDDPlus sales have continued to grow as formulation scientists continue to recognize the value of this one-of–a–kind simulation software in their work. Improvements have been added to further enhance the value of this product, including numerous user convenience features have been added, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release. Work on the next update of DDDPlus has included making the program match the user interface in our flagship GastroPlus product as closely as possible since many formulation scientists can use both programs. Additions to the programs capabilities and built-in databases for excipient ingredients and dissolution media have also been made. A major new release of DDDPlus was released in late April 2009.

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

Results of Operations

Comparison of Three Months Ended May 31, 2009 and May 31, 2008.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	05/31/09		05/31/08
Net sales	$2,713	100%	$2,968	100%
Cost of sales	543	20.0	624	21.0
Gross profit	2,170	80.0	2,344	79.0
Selling, general and administrative	989	36.5	942	31.7
Research and development	334	12.3	222	7.5
Total operating expenses	1,323	48.8	1,164	39.2
Income from operations	847	31.2	1,180	39.8
Other income	41	1.5	8	0.3
Net income before taxes	888	32.7	1,188	40.0
(Provision for) income taxes	(319)	(11.8)	(435)	(14.7)
Net income	$569	20.9%	$753	25.4%

Net Sales
Consolidated net sales decreased $255,000, or 8.6%, to $2,713,000 in the third fiscal quarter of 2009 (3QFY09) from $2,968,000 in the third fiscal quarter of 2008 (3QFY08).  Our sales from pharmaceutical and educational software increased approximately $10,000, or 0.5%; and our Words+, Inc. subsidiary’s sales decreased approximately $265,000, or 26.7%, for the quarter.  We attribute the increase in pharmaceutical software sales primarily to new software licensing, new customers, and sale of new modules to existing customers as well as increases in the number of licenses with existing customers, and our funded collaborations with large pharmaceutical companies that outweighed the loss of a few small customers and a decline in renewal license revenues of approximately $124,000 that resulted in an order from one large pharmaceutical company that was received late, and so was unlocked and its revenue recognized in the 4th fiscal quarter vs. the 3rd quarter.

We attribute the decrease in Words+ sales primarily to a decrease in “Freedom” products with “EZKeys” or “Say-it! SAM” software, which are based on Windows XP systems, and accessories to go with those products.  Another factor is due to decline in revenue from Say-it! SAM” handheld speech output devices.  In 3QFY08, we had significant revenues from our “Say-it! SAM” speech output device kits without PDA hardware for an overseas wholesaler; however we did not have such an order in 3QFY09.

Cost of Sales
Consolidated cost of sales decreased $81,000, or 12.9%, to $543,000 in 3QFY09 from $624,000 in 3QFY08.  Cost of sales as a percentage of revenue for 3QFY09 slightly decreased by 1.0% to 20.0% from 21.0% in 3QFY08.  For Simulations Plus, cost of sales increased $25,000, or 11.8%.  As a percentage of revenue, cost of sales also increased to 12.0% in 3QFY09 from 10.8% in 3QFY08.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $31,000, or 35.8%, in 3QFY09 compared with 3QFY08.  Royalty expense, which is a variable cost, relates to sales of our GastroPlus core program as well as our new ADMET Predictor Enslein Metabolism module, decreased approximately $6,000, or 4.5%, in 3QFY09 compared with 3QFY08 due to decreases in sales from those products.

For Words+, cost of sales decreased $106,000, or 25.8%.  As a percentage of revenue, cost of sales were very identical, 41.8% in 3QFY09 from 41.3% in 3QFY08.

Gross Profit
Consolidated gross profit decreased $174,000, or 7.4%, to $2,170,000 in 3QFY09 from $2,344,000 in 3QFY08.  We attribute this decrease to an increase in sales of pharmaceutical software was not large enough to cover an increase in cost of goods sold in addition to a decrease in gross profit from Words+ products.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses increased $47,000, or 5.0%, to $989,000 in 3QFY09 from $942,000 in 3QFY08.  For Simulations Plus, SG&A increased $73,000, or 13.1%.  As a percentage of sales, SG&A also increased to approximately 31.9% in 3QFY09 from approximately 28.4% in 3QFY08.  The major increases in SG&A expenses were expanded trade show expenses, travel expenses, and consultant fees which outweighed decreases in commissions and professional fees.

For Words+, SG&A expenses decreased $26,000, or 6.9%, due primarily to decreases in commissions, depreciation, repairs, and contributions.  These decreases outweighed increases in bad debts, depreciation, and salaries which are results of a consultant becoming an employee and 2 additional sales employees.

Research and Development
We incurred approximately $472,000 of consolidated research and development costs during 3QFY09.  Of this amount, $138,000 was capitalized and $334,000 was expensed.  In 3QFY08, we incurred $428,000 of consolidated research and development costs, of which $206,000 was capitalized and $222,000 was expensed.  The increase of $44,000, or 10.3%, in total research and development expenditures from 3QFY08 to 3QFY09 was due primarily to salaries of new hires and salary increases to existing staff.

Other income (expense)
Net other income (expense) in 3QFY09 increased by $33,000, or 437.02%, to $41,000 in 3QFY09 from $8,000 in 3QFY08.  This is due primarily to an unrecognized loss incurred in Auction Rate Securities (ARS) held in 3QFY08 with UBS Financial Services Inc. Those ARSs were redeemed at full face value plus interest in early 2009 so the loss never materialized.

Provision for Income Taxes
Our provision for income taxes decreased by $116,000, or 26.7%, to $319,000 in 3QFY09 from $435,000.  As a percentage of net income, the tax is increased from 36.6% in 3QFY08 to 35.9% in 3QFY09 due primarily to our estimation of higher provision for income tax in fiscal year 2009.

Net Income
Consolidated net income decreased by $184,000, or 24.4%, to $569,000 in 3QFY09 from $753,000 in 3QFY08.  We attribute this decrease in profit primarily to the increases in operating expenses, tax provision and a decrease in gross profit.

Comparison of Nine Months Ended May 31, 2009 and May 31, 2008.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Nine Months Ended
	05/31/09		05/31/08
Net sales	$7,303	100%	$7,132	100%
Cost of sales	1,622	22.2	1,565	21.9
Gross profit	5,681	77.8	5,567	78.1
Selling, general and administrative	2,929	40.1	2,705	37.9
Research and development	996	13.6	700	9.8
Total operating expenses	3,925	53.7	3,405	47.7
Income from operations	1,756	24.0	2,162	30.3
Other income	144	2.0	133	1.9
Net income before taxes	1,900	26.0	2,295	32.2
(Provision for) income taxes	(651)	(8.9)	(735)	(10.3)
Net income	$1,249	17.1%	$1,561	21.9%

Net Sales
Consolidated net sales increased $171,000, or 2.4%, to $7,303,000 in the first nine months of fiscal year 2009 (FY09) from $7,132,000 in the first nine months of fiscal year 2008 (FY08).  Our sales from pharmaceutical software and services increased approximately $231,000, or 4.7%, however, our Words+, Inc. subsidiary’s sales decreased approximately $60,000, or 2.7%, for the first nine months of fiscal year 2009.

We attribute the increase in pharmaceutical software sales primarily to increased licenses, both to new customers and for new modules, additional licenses to renewal customers, funded collaborations, and contract studies.

We attribute the decrease in Words+ sales primarily to decrease in sales of “TuffTalker” and “MessageMate”, mounting systems, and “Freedom” products with EZKeys software which are based on Windows XP systems.  Those decreases outweighed an increase in revenue from our new “Conversa™” with Say-it! SAM software.

Cost of Sales
Consolidated cost of sales increased $57,000, or 3.7%, to $1,622,000 in FY09 from $1,565,000 in FY08.  Cost of sales as a percentage of revenue for the first nine months of FY09 and FY08 were almost identical with a small increase of 0.3%.  For Simulations Plus, cost of sales increased $55,000, or 8.9%.  As a percentage of revenue, cost of sales increased slightly from 12.5% in FY08 to 13.0% in FY09.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $44,000, or 14.4%, in FY09 compared with FY08.  Royalty expense increased approximately $11,000, or 3.6%, in FY09 compared with FY08.

For Words+, cost of sales increased $2,000, or 0.2%.  As a percentage of revenue, cost of sales was almost identical, with a small increase of 1.3% between FY09 and FY08.  We attribute the small percentage increase in cost of sales for Words+ primarily to sales from products with high-cost tablets systems.  Those costs were offset by a decrease in production wages, and royalty costs which is also a part of cost of sales, resulting in a smaller percentage increase.

Gross Profit
Consolidated gross profit increased $114,000, or 2.1%, to $5,681,000 in FY09 from $5,567,000 in FY08.  We attribute this increase to increased sales of pharmaceutical software and services which outweighed a decrease in gross profit from Words+ products.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses increased $225,000, or 8.3%, to $2,929,000 in FY09 from $2,705,000 in FY08.  For Simulations Plus, SG&A increased $121,000, or 7.3%.  As a percentage of sales, SG&A slightly increased 0.9%, from 33.3% in FY08 to 34.2% in FY09.  The major increases in SG&A expenses were expanded trade shows due to our more aggressive marketing and sales campaign this year, travel, consulting fees, salaries, and 401k expenses, which outweighed decreases in commissions and investor relations (namely a payment to AMEX for a stock split).

For Words+, SG&A expenses increased $104,000, or 9.9%.  As a percentage of sales, SG&A increased 6.3%, from 48.4% in FY08 to 54.7% in FY09.  We attribute this increase in SG&A primarily to an increase in write-off of potential bad debts and salary expenses by hiring sales employees which outweighed a decrease in contract labor and depreciation expense.

Research and Development
We incurred approximately $1,487,000 of research and development costs for both companies during the first nine months of FY09.  Of this amount, $491,000 was capitalized and $996,000 was expensed.  In the first nine months of FY08, we incurred $1,295,000 of research and development costs, of which $595,000 was capitalized and $700,000 was expensed.  The increase of $192,000, or 14.8%, in total research and development expenditures from the first nine months of FY08 to the first nine months of FY09 was due to a combination of salaries for new hires and salary increases and bonuses to existing staff.

Other income
Net other income in the first nine months of FY09 increased by $11,000, or 8.0%, from $133,000 to $144,000.  This is due primarily to an unrecognized loss incurred in Auction Rate Securities (ARS) held in 3QFY08 with UBS Financial Services Inc.  Those ARSs were redeemed at full face value plus interest in early 2009, so the loss never materialized. This reduction in unrecognized loss was offset by decreased interest revenues from Money Market accounts.

Provision for Income Taxes
The provision for income taxes decreased by $84,000, or 11.4%, to $651,000 in the first nine months of FY09 from $735,000 in the first nine months of FY08.  As a percentage of net income, the tax rate increased from 32.0% in the nine months of FY08 to 34.3% in the nine months of FY09.  This increase is due primarily to our estimation of higher provision for income tax in fiscal year 2009.  The tax rate used in this report is still lower than standard rate because of current R&D tax credits generated and used during this reporting period.

Net Income (loss)
Consolidated net income decreased by $312,000, or 20.0%, to $1,249,000 in the first nine months of FY09 from $1,561,000 in the first nine months of FY08.  We attribute this decrease in profit primarily to increases in operating expenses, the increased provision rate for income taxes which outweighed increases in gross profit.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from our operations.  We have achieved continuous positive operating cash flow over the last six fiscal years.  We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.  Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities.  In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows. In January 2009, the $750,000 investment in Auction Rate Securities was repurchased by UBS Financial Services, Inc. at par value plus interest.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks.  Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas.  The exception is that we were compensated in Japanese yen by some Japanese customers and one European customer.  As a result, we experienced a small gain from currency exchange in the first nine months of FY09.  In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction.  To date, exchange rate exposure has not resulted in a material impact.

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

Since December 2008, the Company has been buying back its own shares, and plans to continue its share repurchase in accordance with its share repurchase plan, which authorizes up to $2.5 million for the repurchase program through October 2009.  As a result, the Company has bought back 442,480 shares by the end of May 31, 2009.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on form 8-K

(a)	Exhibits:
31.1 - 2	Certification of Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 15, 2009.

Simulations Plus, Inc.

Date: July 15, 2009	By:	/s/ MOMOKO BERAN
Momoko Beran
Chief Financial Officer