Form 10-K
period 2009-08-31
SIMULATIONS PLUS INC
filed 2009-11-30
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009
or

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:  001-32046

Simulations Plus, Inc.
(Name of small business issuer in its charter)

California (State or other jurisdiction)	95-4595609 (I.R.S. Employer Identification No.)
42505 Tenth Street West Lancaster, CA 93534-7059 (Address of principal executive offices including zip code)	(661) 723-7723 (Issuer’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
COMMON STOCK, PAR VALUE $0.001 PER SHARE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [_]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.   Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [_]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[_] Large accelerated filer	[_] Accelerated filer
[_] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_]  No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 17, 2009, based upon the closing price of the common stock as reported by The Nasdaq on such date, was approximately $12,000,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of November 17, 2009, 15,596,093 shares of the registrant’s common stock, par value $0.001 per share, and no shares of preferred stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ii

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2009

iii

Forward-Looking Statements

This document and the documents incorporated in this document by reference contain forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements.

The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs or current expectations.

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” and elsewhere in this document and in our other filings with the SEC.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise.

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Overview of the Company
Simulations Plus, Inc. (together with its subsidiary referred to as the “Company,” “us,” “we,” or “our”) and its wholly owned subsidiary, Words+, Inc. (“Words+”) produce different types of products: (1) Simulations Plus, incorporated in 1996, develops and produces software for use in pharmaceutical research and for education, as well as provides contract research services to the pharmaceutical industry.  Simulations Plus has also taken over responsibility for producing a personal productivity software program called Abbreviate! originally spun out of products for the disabled by Words+ for the retail market, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities. For the purposes of this document, we sometimes refer to the two businesses as “Simulations Plus” when referring to the business that is pharmaceutical software and services, educational software, and Abbreviate!, and “Words+” when referring to the business that is focused on assistive technologies for persons with disabilities.

Simulations Plus

Products
We currently offer four software products for pharmaceutical research: ADMET Predictor™, ClassPharmer™, DDDPlus™, and GastroPlus™.

ADMET Predictor
Every drug molecule that fails in clinical trials, and every approved drug that gets withdrawn from the market, was bad from the time it was first drawn by a chemist or generated by a computer. They don’t become bad later. Thus, the ability to predict unsuitable characteristics of new molecules as early as possible offers the promise of avoiding costly programs that end up in late-stage failures.  Although not every failure mode can be predicted in this manner, those that can provide a means to reduce the number of failures that occur after years of work and millions of dollars (sometimes over $1 billion) have been spent.

ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) Predictor consists of a library of highly sophisticated and statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures.  Our models are built using a machine learning approaches that are based primarily on artificial neural network ensembles (groups of artificial neural networks) thathave been demonstrated to provide the most accurate prediction capabilities in any commercially available software today.

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

The vast majority of drug-like molecules are not suitable as medicines for various reasons. Some have such low solubility that they will not dissolve well, some have such low permeability through the intestinal wall that they will not be absorbed well as an oral dose (about 80% of medications are dosed orally), some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (like albumin) in blood to such a high extent that little unbound drug is available to reach the target, and many will be toxic in various ways. Identification of such properties in the computer enables researchers to eliminate poor compounds without spending time and money to make them and run experiments to identify their weaknesses. Today, many molecules can be eliminated on the basis of computer predictions provided by ADMET Predictor.

Several independent studies have been published that compare the accuracy of software programs like ADMET Predictor. In each case, ADMET Predictor has been ranked first in accuracy (it was ranked second in one study, but that study was later redone with a more difficult set of test compounds and a newer version of ADMET Predictor, and it was then ranked first). Not one other software product was consistently ranked in the top 4 across these studies. This is a remarkable accomplishment, considering the greater size and resources of many of our competitors.

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

ClassPharmer™
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

DDDPlus
DDDPlus sales have continued to grow as more and more formulation scientists recognize the value of this one-of–a–kind simulation software in their work. Improvements have been added to further enhance the value of this product, including numerous user convenience features have been added, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release. Work on the next update of DDDPlus has included making the program match the user interface in our flagship GastroPlus product as closely as possible since many formulation scientists can use both programs. Additions to the programs capabilities and built-in databases for excipient ingredients and dissolution media have also been made. A major new release of DDDPlus was released in late April 2009.

GastroPlus
GastroPlus continues to enjoy its “gold standard” status in the industry for its class of simulation software. At the recent annual conference of the American Association of Pharmaceutical Scientists in Los Angeles in November 2009, GastroPlus was mentioned by every speaker in several different sessions. No other competitive product received such recognition. GastroPlus is used from early drug discovery through preclinical development and into early clinical trials.

At an international conference in Shanghai, China, in May 2008, Pfizer scientists presented a scientific poster describing a two-year study in which all four commercially available PBPK (physiologically based pharmacokinetics) simulation programs were compared for their ability to predict human pharmacokinetics from preclinical (animal and in vitro) data. The study was divided into two arms: intravenous and oral dosing. GastroPlus was ranked first in both arms. No other software was ranked consistently second or third. This independent evaluation, which was accomplished via analysis of 21 Pfizer proprietary compounds with data from early discovery all the way through human trials, provides the strongest possible validation of the superiority of GastroPlus in pharmaceutical research and development.

The information provided through GastroPlus simulations guides project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) the best “first dose in human” for a new drug prior to Phase I trials, (2) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (3) whether the absorption process is affected by certain enzymes and transporter proteins in the intestinal tract that may cause the amount of drug reaching the blood to be very different after absorption from one region of the intestine to another, (4) when certain properties of a new compound are probably adequately estimated through computer (“in silico”) predictions or simple experiments rather than through more expensive and time-consuming in vitro or animal experiments, (5) what the likely variations in blood and tissue concentration levels of a new drug would be in a large population, in different age groups or in different ethnic groups, and (6) whether a new formulation for an existing approved drug is likely to demonstrate “bioequivalence” (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial.

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

Our marketing intelligence and reorder history indicate that GastroPlus continues to dominate its market niche in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include government agencies in the U.S and abroad, a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, they can also save considerable time and money through simulation. We believe this part of the industry, which includes many hundreds of companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus has been growing steadily, adding to the base of annual licenses each year. In addition, consolidation by larger companies has not affected our sales to date. In fact, those companies have adopted in silico tools at ever-greater levels, and our licenses have increased at renewal time even in the face of such consolidation.

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

Government-Funded Research
We are well along in our Phase II SBIR (Small Business Innovation Research) grant awarded by the NIH (National Institutes of Health). This SBIR grant provides funds that allow us to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the grant study are funded largely through the grant with some company support.

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

(2) ClassPharmer
Improvements during the third and the fourth quarters were focused on incorporating more new features requested by our users around the world, as well as adding other new capabilities identified in-house. We released ClassPharmer 4.7 in October 2009 after the end of this reporting period.  This new version incorporates a new “scaffold hopping” feature among many others. This feature enables chemists to substitute the core (scaffold) portion of a molecule while retaining other atoms around the periphery.  In previous versions, ClassPharmer had only the inverse capability – to replace the atoms surrounding the core.  Scaffold hopping has been a technique with growing interest among chemists, and we expect that added to ClassPharmer already best-in-class performance, this new capability will attract additional ClassPharmer users.

(3) DDDPlus
We have continued to improve DDDPlus by adding capabilities and features requested by our customers and potential customers, as well as capabilities and features identified in-house.

(4) GastroPlus
Recent improvements to GastroPlus have been many and complex. Most of these developments were funded through our funded collaborations with three of the top five pharmaceutical companies in the world.  We are adding ocular delivery of drugs under one collaboration, nasal/pulmonary delivery under another, and drug-drug interaction analysis under a third. These capabilities will further extend the commanding lead GastroPlus enjoys in the marketplace. Our recent poster presentations at scientific meetings that have presented analyses done with beta test versions have drawn considerable interest with respect to the upcoming drug-drug interaction capabilities in GastroPlus.

(5) MembranePlus™
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

This project was put on hold in September 2005 because the scientist responsible for MembranePlus, Dr. Viera Lukacova, was assigned to take over GastroPlus when the previous product manager left the company. She has done an outstanding job with GastroPlus, and has been promoted to Simulation Technologies Team leader. We are interviewing candidates to expand the Simulation Technologies Team, one of whom may work on MembranePlus under Dr. Lukacova’s direction.

Marketing and Distribution
We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our web pages on the Internet, and using various communication media to our compiled database of prospect and customer names.  Our scientific team is also a key part of our sales and marketing team. We believe that this is more effective than a completely separate sales team for several reasons: (1) customers appreciate talking directly with developers who can answer a wide range of technical questions about methods and features, (2) our scientists benefit from direct customer contact by gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through scientist-to-scientist contact are stronger than through salesperson-to-scientist contacts. Recently Mr. Ronal Creeley resigned from his position as vice president of marketing and sales for personal reasons, and Mr. John DiBella was promoted to Manager, Marketing and Sales. John was the original product manager and developer for DDDPlus, and moved into marketing and sales several years ago.

We use our web pages on the Internet to provide product information, provide software updates, and as a forum for user feedback and information exchange.  We have cultivated market share in North America, Europe, and in Japan, and Internet and e-mail technologies have had a strong positive influence on our ability to communicate with existing and potential customers worldwide.

Production
Our pharmaceutical software products are designed and developed entirely by our development team, with locations in Lancaster, Petaluma, and San Diego, California. The principal materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house and through outside contractors. In-house graphic art and engineering talent enable us to accomplish this production in a cost-efficient manner.

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

We are actively seeking acquisitions to expand the pharmaceutical software and services business, and we are currently in discussions with other companies in this regard. Earlier attempts to acquire other companies were not successful. We believe the current discussions are with companies for which acceptable deal structures are more likely to be realized; however, there can be no assurances that any of these deals will take place.

WORDS+

Products
Our wholly owned subsidiary, Words+, Inc., has been an industry pioneer and technology leader for over 28 years in introducing and improving augmentative and alternative communication and computer access software and devices for disabled persons. We intend to continue to be at the forefront of the development of new products. We will continue to enhance our major software products, E Z Keys™ and Say-it! SAM™, as well as our growing line of hardware products. We have also been pursuing acquisitions and other strategic alliances that are complementary to our existing augmentative and alternative communication and computer access business lines. In keeping with this strategy we will begin processing orders for four new additions to our product line on December 1, 2009. The introduction of NetTalk, DuraSAM, Allora, and Mind Express were featured at two national conferences and three regional conferences recently. The Allora (A type-and-talk device) and Mind Express (Augmentative Communication Software) are manufactured by Jabbla, Inc. in Belgium, and are in stock at the time of this writing, and demo units are out to distributors and orders are processing. NetTalk (an in-house-designed communication device based on small, light NetBook computers) and DuraSAM (a smaller, more durable, handheld communication device) are in the production phase, and are expected to be ready for delivery by December 7, 2009.  Both of these products continue to expand the Say-it! SAM technologies acquired from SAM Communications, LLC of San Diego in December 2003. SAM-based products continue to account for a significant share of Words+ revenues. Allora and Mind Express broaden our product line immediately at low development cost so we can dedicate internal resources to other growth-oriented products and projects.

Marketing and Distribution
We market augmentative and alternative communication products through a network of employee representatives and independent dealers and resellers. During the past fiscal year we added remote sales and service via internet interaction, including video support, to our marketing strategy.  Professional webinar trainings are provided to customers and recommenders by a certified speech language pathologist. This enables us to provide immediate live customer interaction that used to require expensive, and time consuming, travel.  Utilization of this technique is also improving the productivity of our professionals. In one case a professional in the home office provided evaluation assistance in Florida and interactive training in Hawaii, during the same afternoon.

At the present time we have 39 sales representatives worldwide: 1 salaried sales manager and 2 salaried sales employees in California, 11 independent distributors and 6 independent resellers in the U.S., and 19 sales representatives overseas – 4 in Australia, and 1 each in New Zealand, Canada, England, Norway, Finland, The Netherlands, France, Ireland, Italy, Israel, Japan, Korea, Mexico, Malaysia, and Taiwan.  We also have 2 inside support persons, who answer e-mails and telephone inquiries on our toll-free telephone line and who provide technical support. Additional outside sales persons and independent dealers and resellers are being actively recruited.

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

We estimate that for approximately 47% of our sales of augmentative and alternative communication (“AAC”) software and hardware, purchases are funded primarily by third parties such as Medicaid, Medicare and private insurance. School special education budgets, vocational rehabilitation, other governmental programs, private purchases and charitable assistance account for most of the other purchases. Medicare provides coverage for augmentative communication devices.

Our personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing our products. Third-party funding grew slowly for the first 20 years of operation; however, the addition of Medicare coverage for AAC devices in 2001 resulted in significant increases in third-party funding in recent years. Our Medicare/Medicaid and other third-party-funded sales have grown, with the majority of total sales are now funded by a third party.  Medicare/Medicaid sales are subject to funding caps that limit the amounts paid for our products, and payment by some agencies can be slow, making this market segment somewhat more difficult than others. Collection of accounts receivable has been a significant problem from certain state Medicaid agencies, Medicaid, and private insurance. Our financial reporting includes allowances for bad debts that are based on assumptions that we will collect a historical percentage of accounts receivable that fall in different aging categories: less than 6 months, 6-12 months, 12-24 months, and over 24 months. Although we do not give up on any of the invoices that are included in the allowances for bad debts, we recognize that responsible financial reporting requires us to be conservative in these estimates. In order to reduce or eliminate such allowances going forward, we have recently (at the time of this writing in late November 2009) implemented new funding and billing software to streamline this process.

Production
Disability software products are either loaded onto computer hard disk drives by our employees or copied to diskettes, CD-ROM, or memory cards, which is performed in-house.  Most software customers also buy their notebook personal computers from us, which we purchase at wholesale prices and resell at a markup.  We purchase microprocessors that are part of dedicated devices such as MessageMates™.  We design our cases, printed circuit boards, labels and other components of products such as Sam communicators, MessageMates,, MicroCommPacs™ and our new Conversa™ Sound Pack.  We outsource the extrusion, machining and manufacturing of certain components.  All final assembly and testing operations are done by our employees at our facility.

Our products are shipped from our Lancaster, California facility either directly to the customer or to the salesperson, dealer or reseller.  Historically for major products, the outside salesperson, dealer or reseller either delivers the product or visits the customer after delivery to provide training. In our new remote interaction sales and delivery model more deliveries are being completed utilizing internet with video support for setup, and webinars plus individual live video interaction for training.

Competition
The AAC industry in which we operate is highly competitive and some of our competitors have greater financial and personnel resources than ours.  The industry is made up of about six major competitors including Words+, and a number of smaller ones.  Based on personal conversations with our outside dealers and customers, we believe that the other major competitors each have revenues ranging from $3 million to under $30 million, so that there are no large companies in this industry.  We believe that acquisition of additional products that complement our current catalogue will provide faster growth than merely developing new products in-house, and we are actively working to complete such acquisitions and alliances.

We believe that the competition in this industry is based primarily on the quality of products, quality of customer training and technical support, and quality and size of sales forces.  Price is a competitive factor but we believe price is not as important to the customer as obtaining the product most suited to the customer’s needs, along with strong after-sale support.  We believe that we are a leader in the industry in developing and producing some of the most technologically advanced products and in providing quality customer training and technical support.  We believe that the potential exists for significant increases in the sales of our disability products; however, there are few barriers to entry in the form of proprietary or patented technology or trade secrets in this industry.  While we believe that cost of product development and the need for specialized knowledge and experience in this industry would present some barrier to entry for new competition, other companies may enter this industry, including companies with substantially greater financial resources than ours.  Furthermore, companies already in this industry may increase their market share through increased technology development and marketing efforts.

TRAINING AND TECHNICAL SUPPORT

Customer training and technical support are important factors in customer satisfaction for both our pharmaceutical and disability products, and we believe we are an industry leader in providing customer training and technical support in both of our business areas. For pharmaceutical software, we provide in-house seminars at customers’ sites. These seminars often serve as initial training in the event the potential customer decides to license or evaluate our software.  Technical support is provided after the sale in the form of on-site training (at customer’s expense), web meeting, telephone, fax, and e-mail assistance to users during the customer's license period.  We have used Internet meetings extensively to provide demonstrations and customer assistance, resulting in rapid response to requests worldwide and reducing our travel time and expenses.

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

EMPLOYEES

As of August 31, 2009, we employed 38 full-time and 2 part-time employees, including 18 in research and development, 9 in marketing and sales, 7 in administration and accounting and 6 in production. Currently 13 employees hold Ph.D.’s and 1 is a Ph.D. candidate in their respective science or engineering disciplines. Additionally, 4 employees hold one or more Master’s degrees.  Most of the senior management team and Board of Directors hold graduate degrees. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain qualified personnel.  The competition for such personnel in the pharmaceutical industry and in the augmentative and alternative communication device and computer software industry is intense.  None of our employees is represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

PATENTS

We own two patents that were acquired as part of our 2005 acquisition of certain assets of Bioreason, Inc. and we are applying for a patent related to a product development that is under way by our Words+ subsidiary. We primarily protect our intellectual property through copyrights and trade secrecy. Our intellectual property consists primarily of source code for computer programs and data files for various applications of those programs in both the pharmaceutical software and the disability products businesses. In the disability products business, electronic device schematics, mechanical drawings, and design details are also intellectual property. The expertise of our technical staff is a considerable asset closely related to intellectual property, and attracting and retaining highly qualified scientists and engineers is essential to our business.

EFFECT OF GOVERNMENT REGULATIONS

Our pharmaceutical software products are tools used in research and development and are neither approved nor approvable by the Food and Drug Administration or other government agency.  At the recent meeting of the American Association of Pharmaceutical Scientists in Los Angeles in November 2009, one of the major pharmaceutical companies stated in a presentation that as a result of GastroPlus simulations, the FDA waived the requirement for additional human trials in one of their projects.  This is an important development as it shows that the cost of the software can be recouped many times over via the cost and time savings that can be achieved with proper simulations.

Most of our products for the disabled are funded by Medicare or Medicaid, schools, the Veteran’s Administration, and other insurance programs. Changes in government regulations regarding the allowability of augmentative communication aids and other assistive technology under such funding could affect our business.

ITEM 1A – RISK FACTORS

Not Applicable

ITEM 2 – DESCRIPTION OF PROPERTY

We lease approximately 13,500 square feet of space under a five-year term with two (2), three-(3) year options to extend the lease in Lancaster, California.  The base rent started at the rate of $18,445 per month plus common area maintenance fees.  The base rental rate increases at 4% annually, and currently it is $20,748 plus Common Area Maintenance fees.  We believe that this new facility is sufficient for our current needs and growth for the near future.

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is currently traded on the NASDAQ Stock Market (NASDAQ) under the symbol “SLP”.  According to records of our transfer agent, we had about 58 shareholders of record and approximately 1,550 beneficial owners as of August 31, 2009.  The following table sets forth the low and high sale prices for the Common Stock as listed on the AMEX for the last two fiscal years.  The Board of directors declared a 2-for-1 stock split in August 2006 and another 2-for-1 split in October 2007, and our common stock has been trading at the post-split price since October 2, 2007.  The prices in the table below reflect the post-split price.  We have not paid cash dividends on our Common Stock.  We currently intend to retain our earnings for future growth, and therefore do not anticipate paying cash dividends in the foreseeable future.  Any further determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend among other things, on our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

On October 23, 2008, the board of directors authorized a share repurchase program enabling the buyback of up to $2.5 million in shares during a 12-month period beginning Monday, October 27, 2008.  The actual repurchase started on December 2, 2008; therefore the board of directors extended it through December 1, 2009 in order to have a full 12-month period.  The Company has opened an account with Morgan Stanley Smith Barney for the purchase of such securities. Funds for any stock purchases will be drawn from the Company’s cash reserves. At the time of this writing, the Company has repurchased 1,008,631 shares at an average price of $1.3215 per share, for a total of $1,326,365.

All numbers in the table below have been adjusted for the split that was effective on October 1, 2007.

		Low Sales Price	High Sales Price
FY09:
	Quarter ended August 31, 2009	1.20	1.86

	Quarter ended May 31, 2009	0.90	1.25

	Quarter ended February 28, 2009 .	0.87	1.12

	Quarter ended November 30, 2008	1.01	1.90

FY08:
	Quarter ended August 31, 2008 .	1.40	2.18

	Quarter ended May 31, 2008 .	1.55	2.40

	Quarter ended February 28, 2008 .	2.75	4.97

	Quarter ended November 30, 2007 .	4.45	8.39

ITEM 6 – SELECTED FINANCIAL DATA

Not Applicable

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Results of Operations

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2009 (“FY09”) and August 31, 2008 (“FY08”).

	FY09		FY08
Net sales	$9,143	100.0%	$8,968	100.0%
Cost of sales	2,321	25.4	2,100	23.4
Gross profit	6,822	74.6	6,868	76.6
Selling, general, and administrative	3,896	42.6	3,699	41.3
Research and development	1,114	12.2	991	11.1
Total operating expenses	5,010	54.8	4,690	52.3
Income from operations	1,812	19.9	2,178	24.3
Interest income	94	1.0	185	2.1
Miscellaneous Income	1	0.0	-	-
Gain on sale of assets	-	-	-	-
Gain on currency exchange	120	1.3	83	0.9
Total other income	215	2.4	268	3.0
Net income before taxes	2,027	22.2	2,446	27.3
Provision for income taxes	(615)	(6.7)	(721)	(8.0)
Net income	$1,412	15.4%	$1,725	19.2%

FY09 COMPARED WITH FY08

Net Sales
Consolidated net sales increased $175,000, or 2.0%, to $9,143,000 in FY09 from $8,968,000 in FY08.  Sales from pharmaceutical software and services increased approximately $246,000, or 4.1%; however, our Words+, Inc. subsidiary’s sales decreased approximately $71,000, or 2.4%, for the year. We attribute the increase in pharmaceutical software sales and services primarily to increases in contract studies and collaborations.

We attribute the decrease in Words+ sales primarily to decreases in sales of “Freedom” and “TuffTalker Plus” which were discontinued in FY08, and hardware products such as MessageMates and other input devices.  Those declines in sales outweighed increased sales of our “Say-it SAM!” and “Conversa” products.

Cost of Sales
Consolidated cost of sales increased $221,000, or 10.5%, to $2,321,000 in FY09 from $2,100,000 in FY08, and as a percentage of revenue, cost of sales increased 2.4%.  For pharmaceutical software and services, cost of sales increased $275,000, or 34.4%, and as a percentage of revenue, cost of sales increased to 17.0% in FY09 from 13.2% in FY08.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $50,000, or 11.7%, in FY09 compared with FY08.  Royalty expense, another significant portion of cost of sales, increased approximately $38,000, or 10.1%, in FY09 compared with FY08.  We pay a royalty on GastroPlus basic software sales but not on its modules or other software sales.  We also pay royalties on the Enslein Metabolism Module in our ADMET Predictor software in accordance with our agreement with Enslein Research, Inc.  The cost of contract studies, which are mainly salaries for Scientists, increased as our revenue from study contracts increased, because these activities are not capitalizable software development activities.

For Words+, cost of sales decreased $54,000, or 4.1%, and as a percentage of revenue, cost of sales were almost the same with a slight decrease of 0.8% to 43.9% in FY09 from 44.7% in FY08.

Gross Profit
Consolidated gross profit decreased $46,000, or 0.7%, to $6,822,000 in FY 09 from $6,868,000 in FY08.  We attribute this decrease to the increase in cost of sales in pharmaceutical software and services and the decrease in gross profit from Words+ operations, which outweighed increases in revenue from pharmaceutical software and services.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for FY09 increased by $197,000, or 5.3%, to $3,896,000, compared to $3,699,000 for FY08.  For Simulations Plus, SG&A expenses increased $124,000, or 5.6%.  The major increases in expenses were trade show and travel expenses due to attending more trade shows, increased air fares, and increased personal vehicle mileage allowances.  Increases in salaries and payroll-related expenses, such as health insurance, 401(K) and payroll taxes, and consultant fees are also added to SG&A. During FY08, we had one-time expenses such as fees paid for tax credit research fees, valuation service fees, and fees paid to the American Stock Exchange for stock splits, while no such expenses were incurred in FY09, resulting in some decreases in SG&A.  However, those decreases did not offset the increases in other expenses mentioned above.

For Words+, expenses increased by $73,000, or 4.9%.  There was a shift in expense from one category to another from FY08 to FY09.  In March 08, we hired a marketing consultant who became an employed sales manager of Words+, increasing salaries and travel expenses while reducing consultant fees.  The other increases were website developing fees, payroll, and payroll-related expenses, such as health insurance, 401(K) and payroll taxes.  Those increases outweighed decreases in commissions and depreciation.

Research and Development
We incurred approximately $1,975,000 of research and development (“R&D”) costs for both companies during FY09.  Of this amount, $674,000 was capitalized and $1,114,000 was expensed as R&D and $187,000 was expensed as cost of sales.  During FY08 we incurred approximately $1,719,000 of research and development costs, of which approximately $728,000 was capitalized and approximately $991,000 was expensed.  The 14.9% increase in research and development expenditure from FY08 to FY09 was due primarily to increases in salary expenses due to expanding the staff in the Life Sciences Department, as well as salary increases for existing staff in both companies, which was reduced by the amount recorded as a cost of sales for contract studies.

Income from operations
During FY09, we generated income from operations of $1,812,000, as compared to $2,178,000 for FY08, a decrease of 16.8%.  We attribute this decrease to increases in cost of goods sold, SG&A expenses, and R&D costs, which outweighed the increased revenue generated by sales of pharmaceutical software and study contract services, in addition to a decrease in income from Words+ operations. Our heavier investment in R&D and marketing and sales activities is expected to result in increased sales in the coming quarters.

Other Income and (Expense)
The net of other income over other expense for FY09 decreased by $53,000, or 19.8%, to $215,000, compared to $268,000 for FY08.  This is due primarily to decreased interest income on Money Market accounts, which outweighed gains on currency exchange.

Provision for Income Taxes
Provision for income taxes for FY09 decreased by $106,000, or 14.7%, to $615,000, compared to $721,000 for FY08.  In FY08, we hired a tax credit specialist company, Tax Projects Group, to identify potential unused tax credits.  As a result of several months of research covering the previous 3 tax years (2006, 2005, and 2004), they discovered an additional $276,000 of unused R&D tax credits.  This increase in R&D tax credits allowed us to reduce our income tax provision to as low as 29% in FY08.  In FY09, we had such a credit for the current year’s expenses only. Details are provided in the notes to the financial statements.

Net Income
Net income for FY09 decreased by $313,000, or 18.2%, to $1,412,000, compared to $1,725,000 for FY08.  We attribute this decrease in net income primarily to increased cost of goods sold, SG&A expenses, and higher R&D costs, which outweighed the increased revenues from pharmaceutical software sales and services.

SEASONALITY

Sales of our pharmaceutical products exhibit minimal seasonal fluctuation, with the first fiscal quarter almost always below average for all quarters, except FY 2005,for the last 12 years.  This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented.  Net sales for any quarter are not necessarily indicative of sales for any future period.

	Net Simulations Plus Sales (in thousands)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2009	1,430	1,779	1,985	1,107	6,301
2008	1,438	1,550	1,975	1,092	6,055
2007	824	1,808	1,659	1,465	5,756
2006	199	884	1,096	1,007	3,186
2005	524	410	662	473	2,069
2004	642	742	603	869	2,856
2003	507	582	614	1,403	3,106
2002	390	554	504	595	2,043
2001	221	373	305	282	1,181
2000	151	467	143	174	935
1999	87	93	117	164	461
1998	11	11	13	27	62

We believe that sales of Words+ products to schools were slightly seasonal, prior to FY06, with greater sales to schools during our third and fourth fiscal quarter (March-May and June-August), as shown in the table below.

	Net Words+ Sales (in thousands)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2009	704	678	728	732	2,842
2008	545	630	994	744	2,913
2007	632	726	972	772	3,102
2006	620	598	692	759	2,669
2005	543	622	762	757	2,684
2004	497	626	630	598	2,351
2003	571	538	646	624	2,379

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of capital have been cash flows from our operations.  We have achieved continuous positive operating cash flow in the last seven fiscal years.  We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.  Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities.  In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

INFLATION

We have not been affected materially by inflation during the periods presented, and no material effect is expected in the near future.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2009, the FASB issued Emerging Issues Task Force (“EITF”) 09-3, “Applicability of AICPA Statement of Position 94-2 to Certain Arrangements That Include Software Elements” (“EITF 09-3”). EITF 09-3 amends Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, to exclude tangible products containing software components and non-software components that function together to deliver the products’ essential functionality. EITF 09-3 applies to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted with EITF 08-1. The company expects to adopt this standard in the first quarter of fiscal 2011. The company is currently evaluating the impact EITF 09-3 will have on the consolidated financial statements.

In September 2009, the FASB issued Emerging Issues Task Force (“EITF”) 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 amends EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. EITF 08-1 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying the guidance. EITF 08-1 applies to fiscal years beginning after June 15, 2010, with early application permitted. The company expects to adopt the standard in the first quarter of fiscal 2011. The company is currently evaluating the impact EITF 08-1 will have on the financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). This statement provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. FAS 168 does not change GAAP but reorganizes the literature. This statement is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009. The Company adopted SFAS No. 165 for the annual reporting period ended August 31, 2009.

In April 2008, the FASB issued FSP-FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect on the Company’s consolidated financial positions, results of operations and cash flows.  The Company believes adoption will not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FAS No. 107-1/APB 28-1 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 will be effective for the Company in the first fiscal quarter of 2009. As permitted by FSP-FAS 157-2, SFAS 157 is effective for nonfinancial assets and liabilities for the Company during the first fiscal quarter of 2010. Management believes the adoption of SFAS 157 for its financial assets and liabilities will not have a material impact on the Company’s consolidated financial statements and continues to evaluate the potential impact of the adoption of SFAS 157 related to its nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company in the first fiscal quarter of 2009. The Company believes the adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 will be effective for The Company second fiscal quarter of 2009.

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

Revenue Recognition
We recognize revenue related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position (SOP) No. 97-2, "Software Revenue Recognition."  Product revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, such as signed Purchase Orders from customers or executed contracts, 2) delivery has been made, such as unlocking the software on the customer’s computer(s), 3) the amount is fixed, and 4) it is collectible.  Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time, and the costs of providing such support services are accrued and amortized over the obligation period.

As a byproduct of ongoing improvements and upgrades to our software, some modifications are provided to customers who have already licensed software during their license term at no additional charge.  We consider these modifications to be minimal, as they are not changing the basic functionality or utility of the software, but rather adding convenience, such as being able to plot some additional variable on a graph in addition to the numerous variables that had been available before. Such software modifications for any single product have been typically once or twice per year, sometimes more, sometimes less. Thus, they are infrequent.  We provide, for a fee, additional training and service calls to our customers and recognize revenue at the time the training or service call is provided.

We enter into one-year license agreements with most of our customers for the use of our pharmaceutical software products.  However, from time to time, we enter into multi-year license agreements.  We unlock and invoice software one year at a time for multi-year licenses. Therefore, revenue is recognized one year at a time.

We recognize contract study revenue either equally over the term of the contract or using the percentage of completion method, depending upon how the contract studies are engaged, in accordance with AICPA SOP 81-1.  To recognize revenue using the percentage of completion method, we must determine whether we meet the following criteria:  1) there is a long-term, legally enforceable contract and 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $519,415 and $466,735 for the fiscal years ended August 31, 2009 and 2008, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.  Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), - “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  Our review of prior year tax positions using the criteria and provisions presented in FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

Stock-Based Compensation
The Company accounts for stock options using the modified prospective method in accordance with SFAS No. 123R.  Under this method, compensation costs includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, amortized on a straight-line basis over the options’ vesting period.

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

ITEM 8 - FINANCIAL STATEMENTS

The responses to this item are included elsewhere in this Form 10-K (see pages F1 – F27) and incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) – CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework established by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under the framework, including the completion and review of internal review assessment forms and the completion and review of financial reporting information systems and controls checklists in the framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2009.

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

ITEM 9B - OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) for its 2009 Annual Shareholders’ Meeting.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Shareholders’ Meeting.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Shareholders’ Meeting.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Shareholders’ Meeting.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Shareholders’ Meeting.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following exhibits are filed as part of this report as required by Item 601 of Regulation S-B:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (1)
4.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 hereof) and Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 hereof)
4.2	Form of Common Stock Certificate (1)
4.3	Share Exchange Agreement (1)
10.1	Simulations Plus, Inc. 1996 Stock Option Plan (the “Option Plan”) and terms of agreements relating thereto (1)+
10.2	Subscription Agreement with Patricia Ann O’Neil (1)
10.3	Security Agreement with Patricia Ann O’Neil (1)
10.4	Promissory Note made by the Registrant in favor of Patricia Ann O’Neil (1)

10.5	Warrants to purchase 150,000 shares of Common Stock of the Registrant issued to Patricia Ann O’Neil (1)
10.6	First Amendment to Agreement with Patricia Ann O’Neil (1)
10.7	Subscription Agreement with Fernando Zamudio (1)
10.8	Security Agreement with Fernando Zamudio (1)
10.9	Promissory Note made by the Registrant in favor of Fernando Zamudio (1)
10.10	Warrant to purchase 100,000 shares of Common Stock of the Registrant issued to Fernando Zamudio (1)
10.11	Employment Agreement by and between the Registrant and Walter S. Woltosz (1) +
10.12	Performance Warrant Agreement by and between the Registrant and Walter S. Woltosz + Virginia E. Woltosz (2) +
10.13	Software Acquisition Agreement by and Between the Registrant and Michael B. Bolger (1)
10.14	Sublease Agreement dated May 7, 1993 by and between the Registrant and Westholme Partners (along with Consent to Sublease and master lease agreement) (1)
10.15	Lease Agreements dated August 22, 1996 by and between Words+, Inc. and Abbey-Sierra LLC (1)
10.16	Form of 10% Amended and Restated Promissory Note issued in connection with the Registrant’s Private Placement (2)
10.17	Form of Subscription Agreement relative to the Registrant’s Private Placement (1)
10.18	Form of Lock-Up Agreement with Bridge Lenders (2)
10.19	Form of Indemnification Agreement (1)
10.20	Form of Lock-Up Agreement with the Woltosz’ (2)
10.21	Letter of Intent by and between the Registrant and Therapeutic Systems Research Laboratories (1)
10.22	Form of Representative’s Warrant to be issued by the Registrant in favor of the Representative (2)
10.23	Form of Warrant issued to Bridge Lenders (2)
10.24	License Agreement by and between the Registrant and Therapeutic Systems Research Laboratories (3)
10.25	Grant Award Letter from National Science Foundation (4)
10.26	Distribution Agreement with Teijin Systems Technology LTD. (4)
10.27	Lease Agreements by and between Simulations Plus, Inc. and Martin Properties, Inc. (4)
10.28	Software OEM Agreement for Assistive Market Developer by and between Words+, Inc. and Digital Equipment Corporation. (4)
10.29	Purchase Agreement by and between Words+, Inc. and Epson America, Inc. (4)
10.30	License Agreement with Absorption Systems, LP. (5)
10.31	Service contract with The Kriegsman Group. (5)
10.32	Letter of Engagement with Banchik & Associates. (5)
10.33	Letter of Intent for Cooperative Alliance with Absorption Systems, LP. (5)
10.34	OEM/Remarketing Agreement between Words+, Inc. and Eloquent Technology, Inc. (6)
10.35	Lease Option Agreement by and between Simulations Plus, Inc. and Martin Properties, Inc. (8)
10.36	Auto Rental Lease Agreement by and between Simulations Plus, Inc. and Walter and Virginia Woltosz (8)
10.37	Registration Statement – 1,250,000 shares of the Company’s 1996 Stock Options. (9)
10.38	Employment Agreement by and between the Company and Walter S. Woltosz (10)
10.39	An addendum to Lease Agreement (11)
10.40	Business Lending Agreement with Wells Fargo Bank (11)
10.41	Technology Transfer Agreement with Sam Communications, LLC. (12)
10.42	Employment Agreement by and between the Company and Walter S. Woltosz (14)

10.43	Lease Agreement by and between Simulations Plus, Inc. and Venture Freeway, LLC. (15)
10.44	Employment Agreement by and between the Company and Walter S. Woltosz (16)
10.45	Employment Agreement by and between the Company and Walter S. Woltosz (17)

31.1	Section 302 – Certification of Chief Executive Officer (CEO). (17)
31.2	Section 302 – Certification of Chief Financial Officer (CFO). (17)
32	Section 906 – Certification of CEO and CFO. (17)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997 (the “Registration Statement”).
(2)	Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement filed on May 27, 1997.
(3)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1998.
(5)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1999.
(6)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2000.
(7)	Incorporated by reference to the Company’s Form 8-K filed on March 1, 2001.
(8)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2001.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002 (the “Registration Statement”).
(10)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2002.
(11)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2003.
(12)	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2003.
(13)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2004.
(14)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2005.
(15)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.
(16)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2007
(17)	Filed herewith.

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on November 25, 2009.

SIMULATIONS PLUS, INC.

Date	By:	/s/ Momoko A. Beran
Momoko A. Beran
Chief Financial Officer

In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 25, 2009.

Signature	Title

/s/ Walter S. Woltosz	Chairman of the Board of Directors
Walter S. Woltosz	and Chief Executive Officer

/s/ Virginia E. Woltosz
Virginia E. Woltosz	Secretary and Director of the Company

/s/ Dr. David Z. D’Argenio
Dr. David Z. D’Argenio	Director

/s/ Dr. Richard R. Weiss
Dr. Richard R. Weiss	Director

/s/ Harold W. Rosenberger
Harold W. Rosenberger	Director

/s/ Momoko A. Beran
Momoko A. Beran	Chief Financial Officer of the Company

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONTENTS
August 31, 2009 and 2008

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F3

Consolidated Statements of Operations	F4

Consolidated Statements of Shareholders’ Equity	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7 – F25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Simulations Plus, Inc.
Lancaster, California

We have audited the accompanying consolidated balance sheets of Simulations Plus, Inc. (a California corporation) and Subsidiary as of August 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulation Plus, Inc. and Subsidiary as of August 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

November 24, 2009

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED

ASSETS

	August 31,
	2009	2008
Current assets
Cash and cash equivalents	$7,473,485	$5,889,601
Accounts receivable, net of allowance for doubtful accounts and estimated contractual discounts of $447,073 and $319,609	1,888,904	2,105,074
Contracts receivable	79,565	-
Inventory	325,926	342,051
Prepaid expenses and other current assets	158,738	195,330
Deferred income taxes	338,516	318,400
Total current assets	10,265,134	8,850,456

Investment	-	750,000
Capitalized computer software development costs,
net of accumulated amortization of $3,843,743 and $3,324,328	1,942,893	1,788,756
Property and equipment, net	53,220	102,633
Customer relationships, net of accumulated amortization of $104,728 and $85,029	23,314	43,013
Other assets	18,445	18,445

Total assets	$12,303,006	$11,553,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$199,218	$181,230
Accrued payroll and other expenses	552,431	537,363
Accrued bonuses to officer	60,000	60,000
Accrued warranty and service costs	43,236	33,899
Deferred revenue	82,190	83,333
Total current liabilities	937,075	895,825

Long-term liabilities
Deferred income taxes	795,140	742,400

Total liabilities	1,732,215	1,638,225

Commitments and contingencies (note 6)

Shareholders' equity
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
50,000,000 shares authorized
15,700,382 and 16,297,400 shares issued and outstanding	4,172	4,769
Additional paid-in capital	5,572,411	6,328,185
Retained earnings	4,994,208	3,582,124

Total shareholders' equity	10,570,791	9,915,078

Total liabilities and shareholders' equity	$12,303,006	$11,553,303

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED

	August 31,
	2009	2008

Net sales	$9,143,271	$8,967,970

Cost of sales	2,321,592	2,100,055

Gross profit	6,821,679	6,867,915

Operating expenses
Selling, general, and administrative	3,895,995	3,699,273
Research and development	1,113,855	990,491

Total operating expenses	5,009,850	4,689,764

Income from operations	1,811,829	2,178,151

Other income (expense)
Interest income	93,874	185,399
Miscellaneous income	607	36
Gain on currency exchange	120,350	82,659
Interest expense	-	(68)

Total other income (expense)	214,831	268,026

Income before income taxes	2,026,660	2,446,177

Provision for income taxes
Deferred income taxes	(32,628)	(437,400)
Current Income taxes	(581,948)	(283,208)

Net income	$1,412,084	$1,725,569

Basic earnings per share	$0.09	$0.11

Diluted earnings per share	$0.08	$0.10

Weighted-average common
shares outstanding

Basic	16,126,471	16,133,822

Diluted	17,187,547	18,141,287

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED AUGUST 31,

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Retained Earnings	Total

Balance, August 31, 2007	15,761,400	$4,233	$5,803,820	$1,856,555	$7,664,608

Exercise of stock options	536,000	536	434,157	-	434,693

Stock-based Compensation	-	-	90,208	-	90,208

Net income	-	-	-	1,725,569	1,725,569

Balance, August 31, 2008	16,297,400	4,769	6,328,185	3,582,124	9,915,078

Exercise of stock options	249,824	250	124,514	-	124,764

Stock-based Compensation	-	-	183,294	-	183,294

Stock Repurchases	(846,842)	(847)	(1,063,582)	-	(1,064,429)

Net income	-	-	-	1,412,084	1,412,084

Balance, August 31, 2009	15,700,382	$4,172	$5,572,411	$4,994,208	$10,570,791

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED

	August 31,
	2009	2008
Cash flows from operating activities
Net income	$1,412,084	$1,725,564
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	21,893	50,997
Amortization of customer relationships	19,699	25,683
Amortization of capitalized computer software development costs	519,415	466,735
Bad debts	219,998	62,947
Stock-based compensation	183,294	90,208
Deferred income taxes	32,628	437,400
(Increase) decrease in
Accounts receivable	(83,397)	(60,349)
Inventory	88,205	(92,924)
Other assets	36,592	(121,661)
Increase (decrease) in
Accounts payable	17,988	(20,016)
Accrued payroll and other expenses	15,068	45,751
Accrued bonuses to officers	-	(141,289)
Accrued income taxes	-	(71,300)
Accrued warranty and service costs	9,337	(4,269)
Deferred revenue	(1,143)	83,333

Net cash provided by operating activities	2,491,661	2,476,815

Cash flows from investing activities
Purchases of property and equipment	(44,560)	(81,940)
Investment in securities	-	(750,000)
Proceeds from sale of investments	750,000	-
Capitalized computer software development costs	(673,552)	(727,681)

Net cash provided by (used in) investing activities	31,888	(1,559,621)

Cash flows from financing activities
Repurchase of common stock	(1,064,429)	-
Proceeds from the exercise of stock options	124,764	434,693

Net cash provided by (used in) financing activities	(939,665)	434,693

Net increase in cash and cash equivalents	$1,583,884	$1,351,887

Cash and cash equivalents, beginning of year	5,889,601	4,537,714

Cash and cash equivalents, end of period	$7,473,485	$5,889,601

Supplemental disclosures of cash flow information

Interest paid	$-	$68

Income taxes paid	$549,122	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

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

Lines of Business
The Company designs and develops pharmaceutical simulation software to promote cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students.  The Company also develops and sells interactive, educational software programs that simulate science experiments conducted in middle school, high school, and junior college science classes as well as a productivity software program called Abbreviate! that was moved from the Words+ subsidiary to Simulations Plus. In addition, the Company’s subsidiary designs and develops computer software and manufactures augmentative communication devices and computer access products that provide a voice for those who cannot speak and allow physically disabled persons to operate a standard computer.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
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

Revenue Recognition
The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position (“SOP”) No. 97-2, "Software Revenue Recognition."  Software products revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, 2) delivery has been made, 3) the amount is fixed, and 4) collectibility is probable.  Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.  For Words+ products, the revenue is recorded at the time of shipment, net of estimated allowances and returns.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

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

We recognize contract study revenue either equally over the term of the contract or using the percentage of completion method, depending upon how the contract studies are engaged, in accordance with AICPA SOP 81-1.  To recognize revenue using the percentage of completion method, we must determine whether we meet the following criteria:  1) there is a long-term, legally enforceable contract and 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable
The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectibility of the Company’s trade accounts receivable balances.  If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made.  Accounts receivable are written off when all collection attempts have failed.  The Company also estimates the contractual discount obligation for third party funding such as Medicare, Medicaid, and private insurance companies.  Those estimated discounts are reflected in the allowance for doubtful accounts and contractual discounts.

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

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized computer software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company's software products.

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $519,415 and $466,735 for the years ended August 31, 2009 and 2008, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Effective September 1, 2008, we adopted SFAS 157, Fair Value Measurements. SFAS 157 does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP and expands disclosures about fair value measurements. In February 2008, FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the Standard for these non-financial assets and liabilities and are currently evaluating the impact, if any, that the deferred provisions of the Standard will have on our consolidated financial statements. In October 2008, FSP FAS 157-3, Fair Value Measurements, was issued, which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of SFAS 157 for our financial assets and liabilities and FSP FAS 157-3 did not have an impact on our financial position or operating results. Beginning September 1, 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by SFAS 157, are as follows:

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at August 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III		Total
Cash and cash equivalents	$7,473,485	$-		$-	$7,473,485

Total assets	$7,473,485	$-	$		$7,473,485

Advertising
The Company expenses advertising costs as incurred.  Advertising costs for the years ended August 31, 2009 and 2008 were $34,000 and $10,000, respectively.

Shipping and Handling
Shipping and handling costs are recorded as cost of sales and amounted to $103,000 and $107,000 for the years ended August 31, 2009 and 2008, respectively.

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
August 31, 2009 and 2008

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

Earnings per Share
The Company reports earnings per share in accordance with SFAS No. 128, "Loss per Share."  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the years ended August 31, 2009 and 2008 were as follows:

	2009	2008
Numerator
Net income attributable to common shareholders	$1,412,084	$1,725,569

Denominator
Weighted-average number of common shares
outstanding during the year	16,126,471	16,133,822
Dilutive effect of stock options	1,061,076	2,007,465

Common stock and common stock
equivalents used for diluted earnings per share	17,187,547	18,141,287

Stock-Based Compensation
The Company accounts for stock options using the modified prospective method in accordance with SFAS No. 123R.  Under this method, compensation costs include: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $183,294 and $90,208 for the years ended August 31, 2009 and 2008, respectively, and are included in the consolidated statements of operations as Consulting, Salaries, and Research and development expense.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

Concentrations and Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable.  The Company holds cash and cash equivalents at banks located in California, with balances that often exceed FDIC insured limits.  Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  However, considering the current banking environment, the Company is looking in to alternative ways to minimize our exposure to such risks.  While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

International sales accounted for 32% and 38% of net sales for the years ended August 31, 2009 and 2008, respectively.  For Simulations Plus, Inc., two customers (one is a dealer account representing various end users) accounted for 13% each and the third customer accounted for 12% of net sales for the year ended August 31, 2009.  For the year ended August 31, 2008, the same two customers accounted for 16% (one is a dealer account) and the third customer accounted for 14% of net sales.  For Words+, Inc., one government agency accounted for 21% and 21% of net sales during the years ended August 31, 2009 and 2008, respectively.

The Company operates in the computer software industry, which is highly competitive and changes rapidly.  The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus, two customers comprised of 39%, and 14% of accounts receivable at August 31, 2009.  Three customers comprised 25%, 17% and 17% of accounts receivable at August 31, 2008.  For Words+, one government agency comprised 25% and 34% of accounts receivable at August 31, 2009 and 2008, respectively.

The Company’s subsidiary, Words+, Inc., purchases components for the main computer products from three manufacturers. Words+, Inc. also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of the Company to obtain computers used in its products or to renew its licensing agreement to use pictographic symbols could negatively impact the Company's financial position, results of operations, and cash flows.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

Recently Issued Accounting Standards

In September 2009, the FASB issued Emerging Issues Task Force (“EITF”) 09-3, “Applicability of AICPA Statement of Position 94-2 to Certain Arrangements That Include Software Elements” (“EITF 09-3”). EITF 09-3 amends Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, to exclude tangible products containing software components and non-software components that function together to deliver the products’ essential functionality. EITF 09-3 applies to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted with EITF 08-1. The company expects to adopt this standard in the first quarter of fiscal 2011. The company is currently evaluating the impact EITF 09-3 will have on the consolidated financial statements.

In September 2009, the FASB issued Emerging Issues Task Force (“EITF”) 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 amends EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. EITF 08-1 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying the guidance. EITF 08-1 applies to fiscal years beginning after June 15, 2010, with early application permitted. The company expects to adopt the standard in the first quarter of fiscal 2011. The company is currently evaluating the impact EITF 08-1 will have on the financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). This statement provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. FAS 168 does not change GAAP but reorganizes the literature. This statement is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009. The Company adopted SFAS No. 165 for the annual reporting period ended August 31, 2009.

In April 2008, the FASB issued FSP-FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect on the Company’s consolidated financial positions, results of operations and cash flows.  The Company believes the adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FAS No. 107-1/APB 28-1 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 will be effective for the Company in the first fiscal quarter of 2009. As permitted by FSP-FAS 157-2, SFAS 157 is effective for nonfinancial assets and liabilities for the Company during the first fiscal quarter of 2010. Management believes the adoption of SFAS 157 for its financial assets and liabilities will not have a material impact on the Company’s consolidated financial statements and continues to evaluate the potential impact of the adoption of SFAS 157 related to its nonfinancial assets and liabilities.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company in the first fiscal quarter of 2009. The Company believes the adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 will be effective for The Company second fiscal quarter of 2009.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

NOTE 3 – INVESTMENT

The Company owned Auction Rated Securities (“ARS”) through UBS Financial Services Inc.  On August 8, 2008, UBS announced a comprehensive settlement, in principle, to all who hold ARS, that they will buy back ARS, at par, from most clients during a two-year time period beginning January 2, 2009.  On January 2, 2009, UBS bought back all of our ARS, and we no longer hold such an investment.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2009 consisted of the following:

Automobile	$21,769
Equipment	80,830
Computer equipment	376,680
Furniture and fixtures	61,498
Leasehold improvements	53,898
594,675
Less accumulated depreciation and amortization	541,455
Total	$53,220

Depreciation expense was $21,893 and $50,997 for the years ended August 31, 2009 and 2008, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases
We lease approximately 13,500 square feet of space under a five-year term with two (2), three (3)-year options to extend the lease.  The base rent is $18,445 per month plus common area maintenance fees.  The base rental rate increases at 4% annually.  Rent expense, including common area maintenance fees, was $271,748 and $266,189 for the years ended August 31, 2009 and 2008, respectively.  The lease will be matured on February 1, 2011 with an option to extend.

On October 30, 2006, the Company entered into an equipment lease agreement.  In this agreement, the Company leased a Ricoh Copier/Printer for 36 months with the option of earlier termination with a 60-day written notice.  On October 30, 2009, we renewed the same agreement for another 36 months with an increment of 1 cent on color printing which reflects their material cost.

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2009 were as follows:

Years Ending August 31,
2010	254,787
2011	107,890
$362,677

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

Employment Agreement
On August 31, 2009, the Company entered into an employment agreement with its President/Chief Executive Officer that expires in August 2011.  The employment agreement provides for an annual base salary of $275,000 per year, and a performance bonus in an amount not to exceed 10% of Employee’s salary, or $27,500 per year, at the end of each fiscal year.  The specific amount of the bonus to be awarded will be determined by the Compensation Committee of the Board of Directors, based on the financial performance and achievements of the Company for the previous fiscal year.  The agreement also provides Employee stock options, exercisable for five years, to purchase fifty (50) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 120,000 options over the term of the agreement.  The Company may terminate the agreement upon 30 days' written notice if termination is without cause.  The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

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

In September 2007, the Company entered into an agreement with Enslein Research, Inc. (“Enslein”) to jointly create a new metabolism module as part of ADMET Predictor.  The fee for the exclusive license to the Enslein Data, in the form of a royalty, is 50% of the gross sales revenues of the ADMET Metabolism Module, and a $50,000 bonus at the time the sale of ADMET Metabolism module reaches 25 annual licenses.

For the years ended August 31, 2009 and 2008, Simulations Plus, Inc. incurred royalties of approximately $413,000 and $375,000, respectively.

The Company’s subsidiary, Words+, Inc., entered into royalty agreements with several vendors to apply their software & technologies into the finished goods to be sold.  For the years ended August 31, 2009 and 2008, Words+ incurred royalties of $31,925 and $42,775, respectively.

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

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

On April 9, 2008, we received the approval of the settlement agreement from the commercial division of French Ordinary Court.  This means that the settlement agreement is now enforceable, and this case is finally closed.  Both parties dropped all claims and we are not liable for any amounts.

NOTE 6 - SHAREHOLDERS' EQUITY

Stock Repurchase
On October 23, 2008, the board of directors authorized a share repurchase program enabling the buyback of up to $2.5 million in shares during a 12-month period beginning Monday, October 27, 2008.  The actual repurchase started on December 2, 2008; therefore the board of directors extended it through December 1, 2009 in order to have a full 12-month period.  The Company has opened an account with Morgan Stanley Smith Barney for the purchase of such securities. Funds for any stock purchases will be drawn from the Company’s cash reserves.

The details of repurchases made during the nine months ended August 31, 2009 are listed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan (including broker’s fees)
12/01/08 to 12/31/08	90,632	$0.9764	$2,409,631
01/01/09 to 01/31/09	105,752	$1.0352	$2,296,807
02/01/09 to 02/28/09	73,118	$1.0086	$2,221,124
03/01/09 to 03/31/09	73,315	$0.9575	$2,149,168
04/01/09 to 04/30/09	55,580	$1.0045	$2,091,896
05/01/09 to 05/31/09	44,083	$1.1360	$2,041,649
06/01/09 to 06/30/09	171,740*	$1.3885	$1,799,550
07/01/09 to 07/31/09	131,308	$1.5321	$1,596,486
08/01/09 to 08/31/09	101,314	$1.7467	$1,416,478
As of 08/31/09	846,842	$1.2569

* Includes repurchase of 50,000 shares at $1.24 on June 5, 2009 from Walter Woltosz, CEO of the Company.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

Stock Option Plan
In September 1996, the Board of Directors adopted, and the shareholders approved, the 1996 Stock Option Plan (the "Option Plan") under which a total of 1,000,000 shares of common stock had been reserved for issuance.  In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 2,000,000.  In February 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 4,000,000.  In December 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 5,000,000.  Furthermore, in February 2005, the shareholders approved an additional 1,000,000 shares, resulting in the total number of shares that may be granted under the Option Plan to 6,000,000.  The 1996 Stock Option Plan terminated in September 2006 by its term.

On February 23, 2007, the Board of Directors adopted and the shareholders approved the 2007 Stock Option Plan under which a total of 1,000,000 shares of common stock had been reserved for issuance.

The number of shares described above are adjusted reflecting the two-for-one stock splits on August 14, 2006 and October 1, 2007,

The following table summarizes the stock option transactions.

TRANSACTIONS IN FY 2009 AND 2008

Transactions in FY08	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2007	3,209,736	$0.69
Granted	287,000	$3.01
Exercised	(536,000)	$0.81
Expired/Canceled	(246,200)	$0.64

Outstanding, August 31, 2008	2,714,536	$0.91
Exercisable, August 31, 2008	2,300,536	$0.66

Transactions in FY09	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2008	2,714,536	$0.91
Granted	392,000	$1.09
Exercised	(237,000)	$0.51
Canceled/Forfeited	(3,000)	$3.02
Expired	(4,000)	$0.38

Outstanding, August 31, 2009	2,862,536	$0.97	3.927
Exercisable, August 31, 2009	2,158,136	$0.74	2.346

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

OPTIONS OUTSTANDING & UNVESTED AT AUGUST 31, 2008 AND 2009

Options Outstanding & Unvested at August 31, 2008
	Number Outstanding	Weighted Average Fair Market Price
Non Vested at 8/31/2007	170,000	$0.32
Granted	287,000	$2.23
Vested	(42,000)	$0.32
Cancelled	(1,000)	$2.27

Non Vested at 8/31/2008	414,000	$1.64

Options Outstanding & Unvested at August 31, 2009
	Number Outstanding	Weighted Average Fair Market Price
Non Vested at 8/31/2008	414,000	$1.64
Granted	392,000	$0.77
Vested	(98,600)	$1.41
Cancelled	(3,000)	$2.27

Non Vested at 8/31/2009	704,400	$1.04

The fair value of the options granted during FY09 is estimated at $307,571.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal year ended August 31, 2009: dividend yield of 0%, expected volatility of 67.78% to 81.34%, risk-free interest rate of 2.67% to 3.17%, and expected life of 7 to 7.7 years. The weighted-average fair values of options granted during FY09 and FY08 were $0.78 and $2.22, respectively.  The weighted-average exercise prices of options granted during FY09 and FY08 were $1.09, and $3.01, respectively.  The total fair value of non-vested stock options as of August 31, 2009 was $734,825 and is amortizable over a weighted average period of 2.37 years.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 3.9 years at August 31, 2009.  The exercise prices for the options outstanding at August 31, 2009 ranged from $0.26 to $3.03, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.26	$0.50	771,436	1.5 years	$0.37	771,436	1.5 years	$0.37
$0.51	$0.75	789,000	0.4 years	$0.66	789,000	0.4 years	$0.66
$0.76	$1.25	969,100	7.1 years	$1.06	541,100	5.7 years	$1.14
$1.26	$3.03	333,000	8.5 years	$2.83	56,600	8.5 years	$3.03
		2,862,536			2,158,136

Intrinsic Value of options outstanding and options exercisable

	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
FY09	$2,713,395	$2,354,206	$191,400
FY08	$2,436,621	$2,685,289	$2,108,540

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

Other Stock Options
As of August 31, 2009, the Board of Directors holds options to purchase 51,000 shares of common stock at exercise prices ranging from $0.30 to $6.68, which were granted prior to August 31, 2009.

Transactions in FY09	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2008	58,324	$1.58
Granted	5,500	$1.78
Exercised	(12,824)	$0.42

Outstanding, August 31, 2009	51,000	$1.89
Exercisable, August 31, 2009	39,800	$1.62

NOTE 7 - INCOME TAXES

The components of the income tax provision for the years ended August 31, 2009 and 2008 were as follows:
	2009	2008
Current
Federal	$(491,258)	$(271,908)
State	(90,690)	(11,300)
	(581,948)	(283,208)
Deferred
Federal	(14,912)	(443,000)
State	(17,716)	5,600

Total	$(614,576)	$(720,608)

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31, 2009 and 2008:

	2009	2008
Income tax computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	6.1	5.9
Meals & Entertainment	0.6	0.4
Other permanent differences	(1.8)	-
Research and development credit	(9.4)	(7.8)
Change in prior year estimated taxes	1.9	(0.8)
Other	(1.1)	(2.2)

Total	30.3%	29.5%

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets
Accrued payroll and other expenses	$90,795	$316,300
Accrued warranty and service costs	18,522	14,500
Bad debt allowance	191,525	-
Deferred revenue	27,945	-
State taxes	69,723	43,700

Total deferred tax assets	398,510	374,500
Less: Valuation allowance	-	-
	398,510	374,500
Deferred tax liabilities
Property and equipment	(22,799)	(32,100)
Capitalized computer software development costs	(832,335)	(766,400)

Total deferred tax liabilities	(855,135)	(798,500)

Net deferred tax assets or (liabilities)	$(456,624)	$(424,000)

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended August 31, 2009 and 2008, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2003, and by the IRS for years through 2004. Our review of prior year tax positions using the criteria and provisions presented in FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of August 31, 2009, included in accrued bonuses to officers was $60,000, which represented 5% of the Company's net income before bonuses and taxes, not exceeding $60,000, given to the Corporate Secretary, Virginia Woltosz, as an annual bonus.

The repurchase of the Company’s stock includes 50,000 shares at $1.24 on June 5, 2009, which were purchased from Walter Woltosz, CEO of the Company.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

NOTE 9 - LINES OF BUSINESS

For internal reporting purposes, management segregates the Company into two divisions.  The segment information is as follows for the years ended August 31, 2009 and 2008:

	August 31, 2009
	Simulations
	Plus, Inc.	Words+, Inc.	Eliminations	Total
Net sales	$6,301,355	$2,841,916	$-	$9,143,271
Income from operations	$1,899,260	$(87,431)	$-	$1,811,829
Identifiable assets	$11,973,864	$1,966,042	$(1,636,900)	$12,267,006
Capital expenditures	$23,106	$21,454	$-	$44,560
Depreciation/Amortization	$508,629	$52,378	$-	$561,007
Stock-based compensation	$157,169	$26,125	$-	$183,294
Interest Income	$93,769	$105	$-	$93,874
Income tax expense	$614,576	$-	$-	$614,576

	August 31, 2008
	Simulations
	Plus, Inc.	Words+, Inc.	Eliminations	Total

Net sales	$6,055,097	$2,912,873	$-	$8,967,970
Income from operations	$2,154,164	$23,987	$-	$2,178,151
Identifiable assets	$11,131,350	$1,892,891	$(1,470,938)	$11,553,303
Capital expenditures	$4,863	$77,077	$-	$81,940
Depreciation/Amortization	$465,804	$77,611	$-	$543,415
Stock-based compensation	$82,558	$7,650	$-	$90,208
Interest Income	$179,978	$5,421	$-	$185,399
Income tax expense	$720,608	$-	$-	$720,608

Most corporate expenses, such as legal and accounting expenses, public relations expenses, and bonuses to the President and Secretary are included in Simulations Plus, Inc.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

NOTE 10 - GEOGRAPHIC REPORTING

The Company allocates revenues to geographic areas based on the locations of its customers.  Geographical revenues were as follows for the fiscal years ended August 31, 2009 and 2008:

	August 31, 2009
(in ‘000)	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	3,505	1,822	974	-	-	6,301
Words+, Inc.	2,723	50	17	50	2	2,842
Total	6,228	1,872	991	50	2	9,143

	August 31, 2008
(in ‘000)	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	3,040	1,939	1,076	-	-	6,055
Words+, Inc.	2,488	351	24	45	5	2,913
Total	5,528	2,290	1,100	45	5	8,968

NOTE 11 – CUSTOMER RELATIONSHIPS

The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the years ended August 31, 2009 and 2008 amounted to $19,699 and $25,683, respectively.  Accumulated amortization was $104,723 as of August 31, 2009.

NOTE 12 - EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for all eligible employees.  We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the total employee compensation.  We can also elect to make a profit-sharing contribution.  Contributions by the Company to this Plan amounted to $79,787 and $69,896 for the years ended August 31, 2009 and 2008, respectively.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

NOTE 13 - SUBSEQUENT EVENTS

Our former vice president of marketing and sales, Mr. Ronald Creeley, has submitted his resignation effective October 31 for full-time employment and is remaining as a part-time employee through December. Mr. John DiBella has been promoted to Manager, Marketing and Sales reporting to Dr. Michael Pelekis, Director, Business Development, Marketing, and Sales.

Dr. John Crison resigned on October 23 as Dir, Life Sciences for personal reasons. Dr. Michael Bolger, Scientist and former Dir. Life Sciences, has assumed the duties of Acting Dir, Life Sciences until a replacement can be found.

The details of repurchases made since August 31, 2009 are listed in the following table.  Thus, adding these shares to those described above through August 31, the total number of shares repurchased through November 16, 2009 was 1,008,632.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan (including broker’s fees)
09/01/09 to 09/30/09	82,631	$1.6989	$1,274,155
10/01/09 to 10/31/09	52,364	$1.5685	$1,190,386
11/01/09 to 11/16/09	26,795	$1.4711	$1,151,189
As of 11/16/09	161,790	$1.6190

From September 1, 2009 to November 16, 2009, an additional 57,500 stock options to purchase shares have been exercised by employees that generated $43,744 in cash.

We have evaluated subsequent events through November 24 2009, the date the financial statements were available to be issued.