Form 10-Q
period 2009-11-30
SIMULATIONS PLUS INC
filed 2010-01-13
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended November 30, 2009

[_]	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number:  001-32046

Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

42505 10th Street West
Lancaster, CA  93534-7059
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

Large accelerated filer [_]                                           Non-accelerated filer [_]                                          Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [_]  No [_]

The number of shares outstanding of the Issuer’s common stock, par value $0.001 per share, as of January 12, 2010, was 15,681,460.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended November 30, 2009

Table of Contents

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
November 30, 2009 (Unaudited) and August 31, 2009 (Audited)

ASSETS
	November 30, 2009	August 31, 2009
Current assets
Cash and cash equivalents	$7,973,340	$7,473,485
Accounts receivable, net of allowance for doubtful accounts and estimated contractual discounts of $387,149 and $447,073	1,831,307	1,888,904
Contracts receivable	177,259	79,565
Inventory	370,691	325,926
Prepaid expenses and other current assets	58,870	158,738
Deferred income taxes	338,516	338,516
Total current assets	10,749,983	10,265,134

Capitalized computer software development costs,
net of accumulated amortization of $3,994,139 and $3,843,743	1,993,035	1,942,893
Property and equipment, net (note 4)	47,644	53,220
Customer relationships, net of accumulated amortization of $108,717 and $104,728	19,325	23,314
Other assets	18,445	18,445

Total assets	$12,828,432	$12,303,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$299,502	$199,218
Accrued payroll and other expenses	576,874	552,431
Accrued bonuses to officers	123,749	60,000
Accrued warranty and service costs	35,101	43,236
Accrued income taxes	36,591	-
Deferred revenue	149,810	82,190
Total current liabilities	1,221,627	937,075

Long-Term liabilities
Deferred income taxes	795,140	795,140

Total liabilities	2,016,767	1,732,215

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized 15,684,046 and 15,700,382 shares issued and outstanding	4,155	4,172
Additional paid-in capital	5,383,499	5,572,411
Retained earnings	5,424,011	4,994,208

Total shareholders' equity	10,811,665	10,570,791

Total liabilities and shareholders' equity	$12,828,432	$12,303,006

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended November 30,
(Unaudited)

	2009	2008

Net sales	$2,437,052	$2,133,250

Cost of sales	606,889	558,726

Gross profit	1,830,163	1,574,524

Operating expenses
Selling, general, and administrative	1,004,273	903,690
Research and development	261,325	269,085

Total operating expenses	1,265,598	1,172,775

Income from operations	564,565	401,749

Other income (expense)
Interest income	22,486	33,387
Interest expense	(302)	-
Miscellaneous income	231	43
Gain on sales of property and equipment	1,024	-
Gain on currency exchange	73,232	17,876

Total other income (expense)	96,671	51,306

Income before provision for income taxes	661,236	453,055

Provision for income taxes	(231,433)	(141,333)

Net income	$429,803	$311,722

Basic earnings per share	$0.03	$0.02

Diluted earnings per share	$0.03	$0.02

Weighted-average common shares outstanding
Basic	15,648,630	16,348,818

Diluted	16,775,287	17,516,583

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended November 30,
(Unaudited)

	2009	2008
Cash flows from operating activities
Net income	$429,803	$311,722
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	6,377	12,383
Amortization of customer relationships	3,989	5,486
Amortization of capitalized computer software development costs	150,396	123,831
Bad debts	(12,901)	56,418
Stock-based compensation	52,450	39,398
Gain on sales of property and equipment	(1,024)
Deferred income taxes	-	12,700

(Increase) decrease in
Accounts receivable	(2,619)	(425,799)
Inventory	(44,765)	8,017
Other assets	99,868	69,996
Increase (decrease) in
Accounts payable	100,284	(15,776)
Accrued payroll and other expenses	24,443	26,244
Accrued bonuses to officers	63,749	23,845
Accrued income taxes	36,591	128,633
Accrued warranty and service costs	(8,135)	7,246
Deferred revenue	67,620	(50,000)

Net cash provided by operating activities	966,126	334,344

Cash flows from investing activities
Purchases of property and equipment	(24,353)	(7,348)
Capitalized computer software development costs	(200,538)	(201,649)

Net cash used in investing activities	(224,891)	(208,997)

Cash flows from financing activities
Repurchase of common stock	(285,123)	-
Proceeds from the exercise of stock options	43,743	48,806

Net cash provided by (used in) financing activities	(241,380)	48,806

Net increase in cash and cash equivalents	$499,855	$174,153

Cash and cash equivalents, beginning of year	7,473,485	5,889,601

Cash and cash equivalents, end of period	$7,973,340	$6,063,754

Supplemental disclosures of cash flow information

Interest paid	$302	$-

Income taxes paid	$130,232	$-

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2009, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2009, filed with the SEC on November 30, 2009. As contemplated by the Securities and Exchange Commission under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Note 2: SIGNIFICANT ACCOUNTING POLICIES

Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Actual results could differ from those estimates.  Significant accounting policies for us include revenue recognition, accounting for capitalized computer software development costs, valuation of stock options, and accounting for income taxes.

Principles of Consolidation
The consolidated financial statements include the accounts of Simulations Plus, Inc. and its wholly owned subsidiary, Words+, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition
The Company recognizes revenues related to software licenses and software maintenance in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”).  Software products revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, 2) delivery has been made, 3) the amount is fixed, and 4) collectability is probable.  Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.  For Words+ products, the revenue is recorded at the time of shipment, net of estimated allowances and returns.

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

Generally, we enter into one-year license agreements with customers for the use of our pharmaceutical software products.  We recognize revenue on these contracts when all the criteria are met.

Most license agreements have a term of one year; however, from time to time, we enter into multi-year license agreements. We generally unlock and invoice software one year at a time for multi-year licenses. Therefore, revenue is recognized one year at a time.

We recognize contract study revenue either equally over the term of the contract or using the percentage of completion method, depending upon how the contract studies are engaged, in accordance with guidance issued by the FASB.  To recognize revenue using the percentage of completion method, we must determine whether we meet the following criteria:  1) there is a long-term, legally enforceable contract, 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

Cash and Cash Equivalents
For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable
The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances.  If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made.  Accounts receivable are written off when all collection attempts have failed.  The Company also estimates the contractual discount obligation for third party funding such as Medicare, Medicaid, and private insurance companies.  Those estimated discounts are reflected in the allowance for doubtful accounts and contractual discounts.

Inventory
Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists primarily of computers and peripheral computer equipment.

Capitalized Computer Software Development Costs
Software development costs are capitalized in accordance with guidance issued by the FASB.  Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $150,366 and $123,831 for the three months ended November 30, 2009 and 2008, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

We test capitalized computer software development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Effective September 1, 2008, we adopted a new standard issued by the FASB.  This standard does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP and expands disclosures about fair value measurements. In February 2008, FASB guidance was issued, which delayed the effective date of this standard to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the Standard for these non-financial assets and liabilities and are currently evaluating the impact, if any, that the deferred provisions of the Standard will have on our consolidated financial statements. In October 2008, additional guidance was issued by the FASB which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. This guidance was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this guidance did not have an impact on our financial position or operating results. Beginning September 1, 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by the standard are as follows:

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

The following table summarizes fair value measurements by level at November 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$7,973,340	$-	$-	$7,973,340

Total assets	$7,973,340	$-	$-	$7,973,340

Shipping and Handling
Shipping and handling costs, recorded as cost of sales, amounted to $28,293 and $26,241 for the three months ended November 30, 2009 and 2008, respectively.

Research and Development Costs
Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll-related costs.  It also includes purchased software which was developed by other companies and incorporated into, or used in the development of, our final products.

Income Taxes
The Company utilizes guidance issued by the FASB which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

The difference between income tax expense attributable to continuing operations and the amount of income tax expenses that would result from applying domestic federal statutory rates to pre-tax income is mainly related to state income taxes, offset by the utilization of research and development credits for federal and state purposes. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

Customer relationships
The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the three months ended November 30, 2009 and 2008 amounted to $3,990 and $5,486, respectively.  Accumulated amortization as of November 30, 2009 and 2008 was $108,717 and $90,515, respectively.

Earnings per Share
The Company reports earnings per share in accordance with guidance issued by the FASB.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the three months ended November 30, 2009 and 2008 were as follows:

	11/30/2009	11/30/2008
Numerator
Net income attributable to common shareholders	$462,865	$311,722

Denominator
Weighted-average number of common shares outstanding during the year	15,648,630	16,348,818
Dilutive effect of stock options	1,126,657	1,167,765

Common stock and common stock equivalents used for diluted earning per share	16,775,287	17,516,583

Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with guidance issued by the FASB using the modified prospective method.  Under this method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $52,450 and $39,398 for the three months ended November 30, 2009 and 2008, respectively, and is included in the consolidated statements of operations as Consulting, and Research and Development expense.

Concentrations and Uncertainties
International sales accounted for 31% and 22% of net sales for the three months ended November 30, 2009 and 2008, respectively.  For Simulations Plus, Inc., four customers accounted for 40%, 9%, 8%, and 8% of net sales during the three months ended November 30, 2009, compared with three customers accounting for 41%, 10%, and 7% of net sales during the three months ended November 30, 2008.  For Words+, Inc., the third party billing, which includes various government agencies, accounted for 72% of net sales during the three months ended November 30, 2009, compared with 58% of net sales during the three months ended November 30, 2008.

The Company operates in the computer software industry, which is highly competitive and changes rapidly.  The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus, four customers comprised 20% (a dealer account representing various customers), 19%, 17%, and 11% of its accounts receivable at November 30, 2009, and three customers comprised 48%, 15% (a dealer account representing various customers), and 8% of accounts receivable at November 30, 2008.   For Words+, the third party billing which includes various government agencies comprised 92% of its accounts receivable at November 30, 2009, and 87% of its accounts receivable at November 30, 2008.

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

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued guidance that amends Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  This guidance applies to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted.  The company expects to adopt this standard in the first quarter of fiscal 2011.  The company is currently evaluating the impact this guidance will have on the consolidated financial statements.

In September 2009, the FASB issued guidance that requires an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  This guidance also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying the guidance.  This guidance applies to fiscal years beginning after June 15, 2010, with early application permitted.  The company expects to adopt the standard in the first quarter of fiscal 2011.  The company is currently evaluating the impact this guidance will have on the consolidated financial statements.

In June 2009, the FASB issued guidance that provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. This guidance does not change GAAP but reorganizes the literature. This statement is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued guidance which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. This guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, this standard requires disclosure of the date through which subsequent events were evaluated. this standard was effective for interim and annual periods after June 15, 2009. The Company adopted this standard for the annual reporting period ended August 31, 2009.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This guidance is effective for fiscal years beginning after December 15, 2008. The Company believes the adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In December 2008, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. This guidance also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for the Company in the current fiscal quarter of 2010 and must be applied prospectively to business combinations completed on or after this fiscal quarter of 2010.  The Company believes that the adoption of this guidance will not have a material effect on the consolidated financial statements.

In December 2008, the FASB issued guidance which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. This guidance clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. This guidance is effective for the Company in the first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes that the adoption of the standard will not have a material effect on the consolidated financial statements.

Note 3:  INVESTMENT

The Company owned Auction Rated Securities (“ARS”) through UBS Financial Services Inc.  On August 8, 2008, UBS announced a comprehensive settlement, in principle, to all who hold ARS, that they will buy back ARS, at par, from most clients during a two-year time period beginning January 2, 2009.  On January 2, 2009, UBS bought back all of our ARS, and we no longer hold such an investment.

Note 4:  PROPERTY AND EQUIPMENT

Property and equipment as of November 30, 2009 consisted of the following:

Equipment	$80,830
Computer equipment	376,457
Furniture and fixtures	61,498
Automobile	21,769
Leasehold improvements	53,898
Sub total	594,452
Less: Accumulated depreciation and amortization	(546,808)
Net Book Value	$47,644

Note 5:  COMMITMENTS AND CONTINGENCIES

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

Note 6: SHAREHOLDERS’ EQUITY

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

The details of repurchases made during the three months ended November 30, 2009 are listed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan (including broker’s fees)
As of 08/31/09	846,842	$1.2569	$1,416,564
09/01/09 to 09/30/09	82,630	$1.6989	$1,274,155
10/01/09 to 10/31/09	52,364	$1.5685	$1,190,386
11/01/09 to 11/30/09	42,061	$1.4884	$1,126,560
As of 11/30/09	1,023,897	$1.3181

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

TRANSACTIONS IN FY 2010

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2009	2,862,536	$0.97
Exercised	(223,500)	$0.61
Expired	(172,000)	$0.56
Granted	-	$0.00
Outstanding, November 30, 2009	2,467,036	$1.03	4.176
Exercisable, November 30, 2009	1,814,636	$0.78	2.553

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.18 years at November 30, 2009.  The exercise prices for the options outstanding at November 30, 2009 ranged from $0.26 to $3.03, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.26	$0.50	771,436	1.2 years	$0.37	771,436	1.2 years	$0.37
$0.51	$0.75	433,500	0.4 years	$0.75	433,500	0.4 years	$0.75
$0.76	$1.25	929,100	6.9 years	$1.07	543,100	5.5 years	$1.14
$1.26	$3.03	333,000	8.3 years	$2.83	66,600	8.3 years	$2.83
		2,467,036	4.2 years	$1.03	1,814,636	2.6 years	$0.78

Other Stock Options
As of November 30, 2009, the Board of Directors holds options to purchase 63,000 shares of common stock at exercise prices ranging from $0.30 to $6.68, which were granted prior to August 31, 2009.

Transactions in FY10	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2009	51,000	$1.89
Granted	12,000	$1.67
Exercised	-	$-
Expired	-	$-
Outstanding, November 30, 2009	63,000	$1.85
Exercisable, November 30, 2009	42,000	$1.63

Note 7:  RELATED PARTY TRANSACTIONS

As of November 30, 2009, included in accrued bonuses to officers was $60,000, which represented 5% of the Company's FY09 net income before bonuses and taxes, not exceeding $60,000, given to the Corporate Secretary, Virginia Woltosz, as an annual bonus.  This last fiscal year’s bonus was paid in December 2009.

The accrued bonuses to officers at November 30, 2009 also include the bonus accrued for the first fiscal quarter of FY10 in the amount of $63,749.  This amount represents 5% of the net income before bonuses and taxes, not exceeding $60,000, given to the Corporate Secretary, and 10% of the net income before bonuses and taxes, not exceeding $27,500, given to the Company’s CEO.

Note 8:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with guidance issued by FASB.  Our reportable segments are strategic business units that offer different products and services.  Results for each segment and consolidated results are as follows for the three months ended November 30, 2009 and 2008 (in thousands):

November 30, 2009
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$1,735	$702		$2,437
Income (loss) from operations	578	(13)		565
Identifiable assets	12,435	2,032	$(1,639)	12,828
Capital expenditures	14	10		24
Depreciation and Amortization	147	14		161

November 30, 2008
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$1,430	$703		$2,133
Income (loss) from operations	423	(21)		402
Identifiable assets	11,657	1,862	$(1,433)	12,086
Capital expenditures	-	7		7
Depreciation and Amortization	122	20		142

In addition, the Company allocates revenues to geographic areas based on the locations of its customers.  Geographical revenues for the three months ended November 30, 2009 and 2008 were as follows (in thousands):

November 30, 2009
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	$995	$425	$315	$-	$-	$1,735
Words+, Inc.	686	9	-	7	-	702
Total	$1,681	$434	$315	$7	$-	$2,437

November 30, 2008
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	$987	$240	$203	$-	$-	$1,430
Words+, Inc.	678	7	5	13	-	703
Total	$1,665	$247	$208	$13	$-	$2,133

Note 9:  EMPLOYEE BENEFIT PLAN

The Company maintains a 401(K) Plan for all eligible employees, and makes matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation.  We can also elect to make a profit-sharing contribution.  Contributions by the Company to this Plan amounted to $21,208 and $19,376 for the three months ended November 30, 2009 and 2008, respectively.

Note 10:  SUBSEQUENT EVENT

Since December 2008, the Company has been buying back its own shares, and planned to continue its share repurchase in accordance with its share repurchase plan, which authorizes up to $2.5 million for the repurchase program through December 1, 2009.  The details of shares repurchased are listed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan
12/01/2009 (End of program)	2,586	$1.3823	$1,122,985
Total Repurchased During Program Period	1,026,483	$1.3182

The Company has evaluated subsequent events through January 13, 2010, which is the date the condensed consolidated financial statements were issued.

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

SIMULATIONS PLUS

PRODUCTS
We currently offer four software products for pharmaceutical research: ADMET Predictor™, ClassPharmer™, DDDPlus™, and GastroPlus™.  In addition to pharmaceutical research products, we offer a personal productivity software, “Abbreviate!” through the on-line Apple store as well as a Windows XP version through our website.

ADMET Predictor
Every drug molecule that fails in clinical trials, and every approved drug that gets withdrawn from the market, was bad from the time its structure was first drawn by a chemist or generated by a computer. They don’t become bad later. Thus, the ability to predict unsuitable characteristics of new molecules as early as possible offers the promise of avoiding costly programs that end up in late-stage failures.  Although not every failure mode can be predicted in this manner, those that can provide a means to reduce the number of failures that frequently occur after years of work and millions of dollars (sometimes over $1.5 billion) have been spent.

ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) Predictor provides a collection of highly sophisticated and statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures.  Our models are built using machine learning approaches that are based primarily on artificial neural network ensembles (groups of artificial neural networks) that have been demonstrated to provide the most accurate prediction capabilities in any commercially available software today.

This capability means a chemist can merely draw a molecule diagram and get estimates of these properties, even though the molecule has never existed. Drug companies continually search through millions of such “virtual” molecular structures as they attempt to find new drugs. It has been estimated that there are somewhere on the order of 1062 possible drug-like molecular structures. That is such a huge number that it is difficult to comprehend. If we could evaluate a trillion molecules (1012) per second (we cannot), it would still take 1050 seconds to evaluate them all -- that’s about 1042 years. The age of the universe is said to be less than 1010 years. Clearly, we will never be able to make and test all of them, so computerized methods are the only hope to even scratch the surface of the total “chemical space” for potential pharmaceutical products.

The vast majority of drug-like molecules are not suitable as medicines for various reasons. Some have such low solubility that they will not dissolve well, some have such low permeability through cell walls that they will not be absorbed well, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (such as albumin) in blood to such a high extent that little unbound drug is available to reach the target, and many will produce a variety of adverse effects. Identification of such properties in the computer (“in silico”) enables researchers to eliminate poor compounds quickly and early before spending time and money to make them and run experiments to identify their weaknesses. Today, many molecules can be eliminated on the basis of the properties predicted by ADMET Predictor.

Several independent studies have been published that compare the accuracy of software programs like ADMET Predictor. In almost every case, ADMET Predictor has been ranked first in accuracy. The specific set of molecules used in such studies, as well as the statistics used for comparison, may favor one program over others; however, across all published studies, ADMET Predictor has been top-ranked far more than any other program. This is a remarkable accomplishment, considering the greater size and resources of many of our competitors.

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

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year. Using such data to build predictive models provides a second return on this investment; however, in the past, model building has traditionally been a tedious activity performed by specialists. With ADMET Modeler integrated into ADMET Predictor, scientists without model-building experience can now use their own experimental data to quickly create high-quality predictive models.

ADMET Predictor is compatible with the popular Pipeline Pilot™ software offered by SciTegic, a subsidiary of Accelrys. This software serves as a tool to allow chemists to run several different software programs in series to accomplish a set workflow for large numbers of molecules. In early discovery, chemists often work with hundreds of thousands or millions of “virtual” molecules – molecules that exist only in computer files. The chemist needs to decide which few molecules from these large “libraries” should be made and tested. Using Pipeline Pilot with ADMET Predictor (and ClassPharmer™ – see below), perhaps in conjunction with other software products, the chemist can create and screen very large libraries faster and more efficiently than by running each program by itself.

During the first quarter, efforts on our Small Business Innovation Research (SBIR) grant with the National Institutes of Health (NIH) have continued with excellent progress. One technical issue relates to training classification models with highly unbalanced data sets, i.e., data sets where most of the molecules do not have a particular attribute (such as a toxicity) and only a small number do. This has always been a challenging mathematical problem for modelers, and we have been working on new approaches to ensure that the predictive models generated provide the greatest possible utility from such unbalanced data sets. Also during the first quarter, we have worked on the ability to predict which atoms in a molecule are most likely to be affected by metabolism by certain enzymes. This is an exciting new capability that is a part of our SBIR grant effort, and we expect it will add an important new capability to ADMET Predictor when it is completed.

ClassPharmer™
ClassPharmer continues to evolve into an ever more powerful tool for medicinal and computational chemists. Coupled with ADMET Predictor, the two programs provide an unmatched capability for chemists to search through huge libraries of compounds to find the most interesting classes and molecules that are active against a particular target. In addition, ClassPharmer with ADMET Predictor can take an interesting (but not acceptable) molecule and generate high quality analogs (i.e., similar new molecules) using several different algorithms to generate new molecules that are both active against a target while also being acceptable in a variety of ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) properties.

ClassPharmer’s molecule design capabilities provide ways for chemists to rapidly generate large numbers of novel chemical structures based on intelligence from compounds that have already been synthesized and tested, or from basic chemical reactions selected by the user. Export of results is available in Microsoft Excel™ format as well as other convenient file formats requested by users.

During the first quarter, considerable work has gone into “refactoring” the ClassPharmer code to make it faster and more compact, as well as to improve the options available to the user for visualizing various types of information generated by the program.

DDDPlus
DDDPlus sales have continued to grow as more and more formulation scientists recognize the value of this one-of–a–kind simulation software in their work. During 2009, improvements were added to further enhance the value of this product, including numerous user convenience features, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release formulations. A major new release of DDDPlus was released in late April 2009, which included making the program match the user interface in our flagship GastroPlus product as closely as possible since many formulation scientists can use both programs. Additions to the programs capabilities and built-in databases for excipient ingredients and dissolution media have also been made.

Development efforts on DDDPlus were minimal during the first quarter because of a heavy load of contract consulting studies that required staff time to complete on schedule.

GastroPlus
GastroPlus continues to enjoy its “gold standard” status in the industry for its class of simulation software. At the recent annual conference of the American Association of Pharmaceutical Scientists in Los Angeles in November 2009, GastroPlus was mentioned by every speaker in several different sessions. No other competitive product received such recognition. GastroPlus is used industry-wide from early drug discovery through preclinical development and into early clinical trials.

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

The insight gained through GastroPlus simulations can guide project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) the best estimate for “first dose in human” for a new drug prior to Phase I trials, (2) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (3) whether the absorption process is affected by certain enzymes and transporter proteins in the intestinal tract that may cause the amount of drug reaching the blood to be very different after absorption from one region of the intestine to another, (4) when certain properties of a new compound are probably adequately estimated through computer (“in silico”) predictions (such as from ADMET Predictor) or simple experiments rather than through more expensive and time-consuming in vitro or animal experiments, (5) what the likely variations in blood and tissue concentration levels of a new drug would be in a large population, in different age groups or in different ethnic groups, and (6) whether a new formulation for an existing approved drug is likely to demonstrate “bioequivalence” (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial.

In November 2009 we released the current version of GastroPlus (version 6.1). This release provides new capabilities for dosing to the oral cavity via lingual (on the tongue), sublingual (under the tongue), and buccal (inside the cheek) dosage forms. We also added better prediction of the dissolution and absorption of certain low-solubility drugs by incorporating the distribution of bile salts in the intestinal tract for both fasted and fed conditions, and a separate improvement that better handles the dissolution and absorption of nanoparticle formulations.

Work on Version 7.0 was also initiated during the first quarter. This will be a very important new release that will incorporate the drug-drug interaction simulation capability that we’ve been developing under our funded collaboration with Roche. Beta versions of the drug-drug interaction module have been in testing at Roche for several months with excellent results. This new version will also include the ocular drug delivery model from our funded collaboration with Pfizer and the pulmonary drug delivery model we developed under our funded collaboration with GlaxoSmithKline. We believe this combination of capabilities will put GastroPlus further in front of the limited competition we see in this market niche.

Our marketing intelligence and reorder history indicate that GastroPlus continues to dominate its market niche in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include government agencies in the U.S and abroad, a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, they can also save considerable time and money through simulation. We believe this part of the industry, which includes many hundreds of companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus has been growing steadily, adding to the base of annual licenses each year. In addition, consolidation by larger companies has not affected our sales to date. In fact, those companies have adopted in silico tools at ever-greater levels, and our licenses have increased at renewal time even in the face of such consolidation. As an example, our largest renewal this quarter was for one of the top-five pharmaceutical companies for an annual license for GastroPlus, for a total of just over $990,000, up approximately 29% from just over $770,000 last year.

Contract Research and Consulting Services
Our recognized world-class expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 50 prestigious scientific meetings worldwide in the past five years. We frequently conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been increasing steadily, and we expect this trend to continue. Long-term collaborations and shorter-term consulting contracts serve both to showcase our technologies and as a way to build and strengthen customer relationships. Revenues recognized from consulting services (not included funded collaborations – only consulting for specific drug projects) during the first quarter of FY10 were approximately $207,000 compared with just over $171,000 in the first quarter of FY09, and we estimate approximately $250,000 of study income for the second quarter based on work in progress, compared with approximately $140,000 in the second quarter of FY09.

Government-Funded Research
We are well along in our $525,000 Phase II SBIR (Small Business Innovation Research) grant awarded by the NIH (National Institutes of Health). This SBIR grant provides funds that allow us to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the grant study are funded largely through the grant with some company support.

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

Results of Operations

Comparison of Three Months Ended November 30, 2009 and 2008.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	11/30/09		11/30/08
Net sales	$2,437	100%	$2,133	100%
Cost of sales	607	24.9	559	26.2
Gross profit	1,830	75.1	1,574	73.8
Selling, general and administrative	1,004	41.2	904	42.4
Research and development	261	10.7	269	12.6
Total operating expenses	1,265	51.9	1,173	55.0
Income from operations	565	23.2	402	18.8
Other income	96	3.9	51	2.4
Net income before taxes	661	27.1	453	21.2
(Provision for) income taxes	(231)	(9.5)	(141)	(6.6)
Net income	$430	17.6%	$312	14.6%

Net Sales
Our consolidated net sales increased $304,000, or 14.2%, to $2,437,000 in the first fiscal quarter of Fiscal Year 2010 (“1QFY10”) from $2,133,000 in the first fiscal quarter of Fiscal Year 2009 (“1QFY09)”.  Sales from pharmaceutical software and services increased approximately $305,000, or 21.3%, while our Words+, Inc. subsidiary’s sales between 1QFY10 and 1QFY09 were almost the same with a marginal decrease of $1,000, or 0.1%.  We attribute the increase in pharmaceutical software and services revenues due to an approximately $252,000 increase for license renewals, with the majority from new customers and orders for additional module licenses from existing customers, and an increase of approximately $52,000 in study contracts and a Grant.

For Words+ sales, revenues from “Say-it! SAM” and Conversa™ increased: however this increase was offset by the decrease in revenue from Freedom products, resulting in only a 0.1% difference in revenues between 1QFY10 and 1QFY09.

Cost of Sales
Consolidated cost of sales increased $48,000, or 8.6%, to $607,000 in Q1FY10 from $559,000 in Q1FY09, and as a percentage of revenue, cost of sales decreased 1.3%.  For pharmaceutical software and services, cost of sales increased $67,000, or 30.4%, and as a percentage of revenue, cost of sales increased to 16.7% in Q1FY10 from 15.5% in Q1FY09.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $27,000, or 23.67%, in 1QFY10 compared with 1QFY09.  Royalty expense, another significant portion of cost of sales, increased approximately $18,000, or 23.2%, in 1QFY10 compared with 1QFY09.  We pay a royalty on GastroPlus basic software sales but not on its modules or other software sales.  We also pay royalties on the Enslein Metabolism Module in our ADMET Predictor software in accordance with our agreement with Enslein Research, Inc., which provides 50% of revenues received from licenses of the Enslein Metabolism Module to Enslein Research, Inc.  The cost of sales for contract studies, which consists mainly of salaries for scientists, increased approximately $22,000 as our revenue from study contracts increased, because these activities are not capitalizable software development activities.

For Words+, cost of sales decreased $19,000, or 5.7%, and as a percentage of revenue, cost of sales also decreased to 45.2% in 1QFY10 from 47.9% in 1QFY09.

Gross Profit
Consolidated gross profit increased $256,000, or 16.2%, to $1,830,000 in 1QFY10 from $1,574,000 in 1QFY09.  We attribute this increase to the increased revenues from pharmaceutical software and services, and the increase in Words+ gross profit.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses increased $100,000, or 11.1%, to $1,004,000 in 1QFY10 from $904,000 in 1QFY09.  As a percent of sales, SG&A decreased to 41.2% from 42.4% in 1QFY09.  For Simulations Plus, SG&A increased $79,000, or 14.6%.  The major increases in SG&A expense were travel, advertisement, commissions, bonuses to officers, recruiting, and telephone.  This increase outweighed decreases in expenses for trade shows, salaries, and payroll taxes.

For Words+, SG&A expenses increased $21,000, or 5.9%, due to increases in commission expenses, increases in salaries and payroll-related expenses, equipment repairs, and legal fees.  These increases outweighed bad debts, decreases in technical service costs, and depreciation.

Research and Development
We incurred approximately $462,000 of research and development costs for both companies during 1QFY10.  Of this amount, $201,000 was capitalized and $261,000 was expensed.  In 1QFY09, we incurred $471,000 of research and development costs, of which $202,000 was capitalized and $269,000 was expensed. The decrease of $9,000, or 1.9%, in total research and development expenditures from 1QFY09 to 1QFY10 was due to more R&D salaries being recorded as cost of sales for contract studies during 1QFY10 than in 1QFY09.

Other income (expense)
Net other income (expense) in 1QFY10 increased by $45,000, or 89.0%, to $96,000 in 1QFY10 from $51,000 in 1QFY09.  This is due primarily to increase in gain from currency exchange which outweighed lower interest rates on our Money Market accounts.

Provision for Income Taxes
The provision for income taxes increased by $90,000 or 63.7%, to $231,000 in 1QFY10 from $141,000 in 1QFY09 due to an increase in net income; however the tax rate increased to 35% in 1QFY10 from 31.2% in 1QFY09.

Net Income
Consolidated net income increased by $151,000, or 48.6%, to $463,000 in 1QFY10 from $312,000 in 1QFY09.  We attribute this increase in profit due to the increases in revenue from pharmaceutical software and services and other income which outweighed an increase in expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks.  Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas.  The exception is that we were compensated in Japanese yen by some Japanese customers and one European customer.  As a result, we experienced a larger gain in Q1FY10 than Q1FY09 from currency exchange.  In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction.  To date, exchange rate exposure has not resulted in a material impact.

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
 None.

Item 3.                     Defaults Upon Senior Securities
 None.

Item 4.                     Submission of Matters to a Vote of Security Holders
 None.

Item 5.                     Other Information
 None.

Item 6.                     Exhibits and Reports on form 8-K

(a)	Exhibits:

31.1–2	Certification of Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002
10.46	Simulations Plus, Inc. 2007 Stock Option Plan (the “2007 Option Plan”).

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 13, 2009.

Simulations Plus, Inc.

Date: January 12, 2010	By:	/s/ MOMOKO BERAN
Momoko Beran
Chief Financial Officer