Form 10-K/A
period 2009-08-31
SIMULATIONS PLUS INC
filed 2010-03-01
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:  001-32046

Simulations Plus, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4595609 (I.R.S. Employer Identification No.)

42505 Tenth Street West Lancaster, CA 93534-7059 (Address of principal executive offices including zip code)	(661) 723-7723 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common Stock, par value $0.001 per share	Name of Each Exchange on Which Registered NASDAQ Stock Market LLC

COMMON STOCK, PAR VALUE $0.001 PER SHARE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 17, 2009, based upon the closing price of the common stock as reported by The Nasdaq on such date, was approximately $12,000,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of November 17, 2009, 15,596,093 shares of the registrant’s common stock, par value $0.001 per share were outstanding, and no shares of preferred stock were outstanding.

Documents incorporated by reference:  None.

Explanatory Note

Simulations Plus, Inc. (“we,” “us,” “our,” “Simulations” or the “Company”) is filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 (our “Annual Report”) to voluntarily revise our disclosures in response to comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s review of our Annual Report. We are only filing the items of our Annual Report that have been revised in response to the Staff’s comments and all other information in our Annual Report remains unchanged, except for the correction of certain typographical errors. Accordingly, this Amendment should be read in conjunction with our Annual Report. Unless otherwise provided, all information contained in this Amendment is as of November 30, 2009, the original filing date of our Annual Report. This Amendment does not reflect events that have occurred after the filing of the Annual Report and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth herein.

The only changes to our Annual Report are in Item 7, Part III:  Item 10 through Item 14 and Item 15.  In Item 7, the changes are to discuss and quantify sources of material changes.  In Part III, we have included information which was previously omitted from the Annual Report in reliance on General Instruction G(3) to Form 10-K.  Because our Proxy Statement was not filed within 120 days after our last fiscal year end, we are filing the information here.  In Item 15, we have removed several expired Exhibits, and added 2 exhibits without confidentiality clauses.

Pursuant to the Rule 12b-15 of the Securities Exchange Act of 1934, currently dated certifications from our principal executive and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed or furnished herewith, as applicable.

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

The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs or current expectations.

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report and elsewhere in this document and in our other filings with the SEC.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise.

Simulations Plus, Inc.
FORM 10-K/A
For the Fiscal Year Ended August 31, 2009

Table of Contents

		Page
PART II

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 9A(T)	Controls and Procedures	12

PART III

Item 10	Directors, Executive Officers and Corporate Governance	13
Item 11	Executive Compensation	16
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13	Certain Relationships and Related Transactions, and Director Independence	23
Item 14	Principal Accounting Fees and Services	24

PART IV

Item 15	Exhibits, Financial Statement Schedules	26
	Signatures	27

PART II

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report.

Results of Operations

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2009 (“FY09”) and August 31, 2008 (“FY08”).
	FY09		FY08
Net sales	$9,143	100.0%	$8,968	100.0%
Cost of sales	2,321	25.4	2,100	23.4
Gross profit	6,822	74.6	6,868	76.6
Selling, general, and administrative	3,896	42.6	3,699	41.3
Research and development	1,114	12.2	991	11.1
Total operating expenses	5,010	54.8	4,690	52.3
Income from operations	1,812	19.9	2,178	24.3
Interest income	94	1.0	185	2.1
Miscellaneous Income	1	0.0	-	-
Gain on sale of assets	-	-	-	-
Gain on currency exchange	120	1.3	83	0.9
Total other income	215	2.4	268	3.0
Net income before taxes	2,027	22.2	2,446	27.3
Provision for income taxes	(615)	(6.7)	(721)	(8.0)
Net income	1,412	15.4%	1,725	19.2%
FY09 COMPARED WITH FY08

Net Sales
Consolidated net sales increased $175,000, or 2.0%, to $9,143,000 in FY09 from $8,968,000 in FY08.  Sales from pharmaceutical software and services increased approximately $246,000, or 4.1%; however, our Words+, Inc. subsidiary’s sales decreased approximately $71,000, or 2.4%, for the year. The revenue from non-software such as contract studies and collaborations increased by $444,000.  However, this increase was offset by a decline in revenues from software licenses by $343,000.

We attribute the decrease in Words+ sales due to decreases in sales of “Freedom” and “TuffTalker Plus”, which were discontinued in FY08, and hardware products such as MessageMates and other input devices.  The decline in revenue from those products by $242,000 outweighed an increase in revenue by $218,000 from the sales of our “Say-it SAM!” and “Conversa” products.

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

Research and Development
We incurred approximately $1,975,000 of research and development (“R&D”) costs for both companies during FY09.  Of this amount, $674,000 was capitalized and $1,114,000 was expensed as R&D and $187,000 was expensed as cost of sales.  During FY08 we incurred approximately $1,719,000 of research and development costs, of which approximately $728,000 was capitalized and approximately $991,000 was expensed.  The 14.9% increase in research and development expenditure from FY08 to FY09 was increases in salary expenses due to expanding the staff in the Life Sciences Department, as well as salary increases for existing staff in both companies, which was reduced by the amount recorded as a cost of sales for contract studies.

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

Other Income and (Expense)
The net of other income over other expense for FY09 decreased by $53,000, or 19.8%, to $215,000, compared to $268,000 for FY08.  This is due to decreased interest income on Money Market accounts, which outweighed gains on currency exchange.

Provision for Income Taxes
Provision for income taxes for FY09 decreased by $106,000, or 14.7%, to $615,000, compared to $721,000 for FY08.  In FY08, we hired a tax credit specialist company, Tax Projects Group, to identify potential unused tax credits.  As a result of several months of research covering the previous 3 tax years (2006, 2005, and 2004); they discovered an additional $276,000 of unused R&D tax credits.  This increase in R&D tax credits allowed us to reduce our income tax provision to as low as 29% in FY08.  In FY09, we had such a credit for the current year’s expenses only. Details are provided in the notes to the financial statements which are part of the Annual Report.

Net Income
Net income for FY09 decreased by $313,000, or 18.2%, to $1,412,000, compared to $1,725,000 for FY08.  We attribute this decrease in net income primarily to increased cost of goods sold, SG&A expenses, and higher R&D costs, which outweighed the increased revenues from pharmaceutical software sales and services.

SEASONALITY
Sales of our pharmaceutical products (“Simulations Plus” in the table below) exhibit minimal seasonal fluctuation, with the first fiscal quarter almost always below average for all quarters, except FY 2005, for the last 12 years.  This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented.  Net sales for any quarter are not necessarily indicative of sales for any future period.
	Net Simulations Plus Sales (in thousands)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2009 . . . . . . . . . . . . . . . . . . . . . . . . . .	1,430	1,779	1,985	1,107	6,301
2008 . . . . . . . . . . . . . . . . . . . . . . . . . .	1,438	1,550	1,975	1,092	6,055
2007 . . . . . . . . . . . . . . . . . . . . . . . . . .	824	1,808	1,659	1,465	5,756
2006 . . . . . . . . . . . . . . . . . . . . . . . . . .	199	884	1,096	1,007	3,186
2005 . . . . . . . . . . . . . . . . . . . . . . . . . .	524	410	662	473	2,069
2004 . . . . . . . . . . . . . . . . . . . . . . . . . .	642	742	603	869	2,856
2003 . . . . . . . . . . . . . . . . . . . . . . . . . .	507	582	614	1,403	3,106
2002 . . . . . . . . . . . . . . . . . . . . . . . . . .	390	554	504	595	2,043
2001 . . . . . . . . . . . . . . . . . . . . . . . . . .	221	373	305	282	1,181
2000 . . . . . . . . . . . . . . . . . . . . . . . . . .	151	467	143	174	935
1999 . . . . . . . . . . . . . . . . . . . . . . . . . .	87	93	117	164	461
1998 . . . . . . . . . . . . . . . . . . . . . . . . . .	11	11	13	27	62

We believe that sales of our disability products (“Words+”) to schools were slightly seasonal, prior to FY06, with greater sales to schools during our third and fourth fiscal quarter (March-May and June-August), as shown in the table below.
	Net Words+ Sales (in thousands)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2009 . . . . . . . . . . . . . . . . . . . . . . . . . .	704	678	728	732	2,842
2008 . . . . . . . . . . . . . . . . . . . . . . . . . .	545	630	994	744	2,913
2007 . . . . . . . . . . . . . . . . . . . . . . . . . .	632	726	972	772	3,102
2006 . . . . . . . . . . . . . . . . . . . . . . . . . .	620	598	692	759	2,669
2005 . . . . . . . . . . . . . . . . . . . . . . . . . .	543	622	762	757	2,684
2004 . . . . . . . . . . . . . . . . . . . . . . . . . .	497	626	630	598	2,351
2003 . . . . . . . . . . . . . . . . . . . . . . . . . .	571	538	646	624	2,379

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of capital have been cash flows from our operations.  We have achieved continuous positive operating cash flow over the last seven fiscal years.  We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.  Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities.  In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

INFLATION
We have not been affected materially by inflation during the periods presented, and no material effect is expected in the near future.

OFF-BALANCE SHEET ARRANGEMENTS
As of August 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-blance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2009, the FASB issued Emerging Issues Task Force (“EITF”) 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements” (“EITF 09-3”).  EITF 09-3 amends Statement of Position “SOP”) 97-2, “Software Revenue Recognition”, to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  EITF 09-3 applies to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted with EITF 08-1.  The company expects to adopt this standard in the first quarter of fiscal 2011.  The company is currently evaluating the impact EITF 09-3 will have on the consolidated financial statements.

In September 2009, the FASB issued Emerging Issues Task Force (“EITF”) 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  EITF 08-1 amends EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  EITF 08-01 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying the guidance.  EITF 08-1 applies to fiscal years beginning after June 15, 2010, with early application permitted.  The company expects to adopt the standard in the first quarter of fiscal 2011.  The company is currently evaluating the impact EITF 08-1 will have on the financial statements.

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

ITEM 9A(T) – CONTROLS AND PROCEDURES

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2009, the end of the fiscal year covered by this report.

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

PART III

ITEM 10 – DRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Nomination of Directors
The Governance and Nominating Committee is charged with making recommendations to the Board regarding qualified candidates to serve as directors. The committee’s goal is to assemble a Board with the skills and characteristics that, taken as a whole, will assure a strong Board with experience and expertise in all aspects of corporate governance. Accordingly, the Governance and Nominating Committee believes that candidates for director should have certain minimum qualifications, including personal integrity, strength of character, an inquiring and independent mind, practical wisdom and mature judgment. In evaluating director nominees, the Governance and Nominating Committee considers the following factors:
(1)	The appropriate size of the Board,
(2)	Our needs with respect to the particular talents and experience of its directors, and
(3)	The knowledge, skills and experience of nominees, including experience in technology, business, finance, administration or public service.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Governance and Nominating Committee may also consider such other factors as it deems to be in our best interests and those of our stockholders. The Governance and Nominating Committee does, however, believe it appropriate for at least one members of the Board to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and for a majority of the members of the Board to meet the definition of an “independent director” under NASDAQ listing standards. The Governance and Nominating Committee also believes it is appropriate for our Chief Executive Officer and our Corporate Secretary to participate as members of the Board.

The Governance and Nominating Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, but the committee at all times seeks to balance the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service, the Governance and Nominating Committee’s policy is not to re-nominate a member for re-election.  The Governance and Nominating Committee identifies the desired skills and experience of a new nominee for the criteria above, and then uses its network of contacts to compile a list of candidates.

We do not have a formal policy concerning stockholder recommendations of director candidates to the Governance and Nominating Committee. The absence of such a policy does not mean, however, that such recommendations will not be considered. To date, we have not received any recommendations from stockholders requesting the Governance and Nominating Committee to consider a candidate for inclusion among the committee’s slate of nominees in our proxy statement. Stockholders wishing to make such a recommendation of a director candidate may do so by sending a written notice to the Governance and Nominating Committee, Attn: Chairman, Simulations Plus, Inc., 42505 10th Street West, Lancaster, CA 93534, naming the proposed candidate and providing detailed biographical and contact information for such proposed candidate.

NAME	AGE	POSITION WITH THE COMPANY	ELECTED DIRECTOR SINCE

Walter S. Woltosz	64	Chairman of the Board, Chief Executive Officer and President of the Company	1996
Virginia E. Woltosz	58	Secretary and Director of the Company	1996
Dr. David Z. D'Argenio	60	Director	1997
Dr. Richard R. Weiss	76	Director	1997
Wayne Rosenberger	69	Director	2007
WALTER S. WOLTOSZ is a co-founder of the Company and has served as its Chief Executive Officer and President and as Chairman of the Board of Directors since its incorporation in July 1996. Mr. Woltosz is also a co-founder of Words+ and served as its Chief Executive Officer and President from its incorporation in 1981 until the appointment of Jeffrey Dahlen as President of Words+ in 2004.

VIRGINIA E. WOLTOSZ is a co-founder of the Company and has served as its Senior Vice President and Secretary since its incorporation in July 1996 until January 31, 2003. Mrs. Woltosz is also a co-founder of Words+ and served as its Vice President, Secretary and Treasurer from its incorporation in 1981 until January 31, 2003. Mrs. Woltosz retired from the position of Senior Vice President as of January 31, 2003, but remains as Secretary and Treasurer of Simulations Plus.  Virginia E. Woltosz is the wife of Walter S. Woltosz.

DR. DAVID Z. D'ARGENIO has served as a Director of the Company since June 1997.  He is currently Professor of Biomedical Engineering at the University of Southern California ("USC"), and has been on the faculty at USC since 1979. He also serves as the Co-Director of the Biomedical Simulations Resource Project at USC, a project funded by the National Institutes of Health since 1985.

DR. RICHARD R. WEISS has served as a Director of the Company since June 1997.  From October 1994 to the present, Dr. Weiss has acted as a consultant to a number of aerospace companies through his own consulting entity, Richard R. Weiss Consulting Services. From June 1993 through July 1994, Dr. Weiss was employed by the U.S. Department of Defense as its Deputy Director, Space Launch & Technology.

H. WAYNE ROSENBERGER has served as a Director of the Company since November 2007. Mr. Rosenberger has been a career banker, holding various senior and executive positions in banking since 1963. From August 1997 to present, Mr. Rosenberger has been Senior Regional Vice President of American Security Bank.  Prior to becoming an independent Director of the Company, Mr. Rosenberger had acted as a member of the audit committee for the Antelope Valley Hospital.

AUDIT COMMITTEE

The Company has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, currently comprised of: Mr. H. Wayne Rosenberger, Dr. Richard R. Weiss and Dr. David Z. D'Argenio. Each member of the Audit Committee of the Company (the “Audit Committee”) is independent as defined under the applicable rules of the SEC and NASDAQ Stock Market LLC (“NASDAQ”) listing standards.  The responsibilities of the Audit Committee, include selecting the Company's independent auditors, reviewing the Company's internal audit procedures, reviewing quarterly and annual financial statements independently and with the Company's independent auditors, reviewing the results of the annual audit and implementing and monitoring the Company's cash investment policy. In addition, the Audit Committee assists the Board in its oversight of corporate accounting and internal controls, reporting practices and the quality and integrity of the financial reports of the Company.  During the fiscal year ended August 31, 2009, the Audit Committee held a total of three meetings. The Board of Directors has determined that Mr. H. Wayne Rosenberger, who serves on the Audit Committee, is an “audit committee financial expert” as defined in applicable SEC rules

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS WHO ARE NOT ALSO DIRECTORS:

NAME	AGE	POSITION WITH THE COMPANY	OFFICER SINCE

Momoko A. Beran	57	Chief Financial Officer of the Company, and Words+, Inc.	1996
Jeffrey A. Dahlen	48	President of Words+, Inc.	2003
MOMOKO A. BERAN joined Words+ in June 1993 as Director of Accounting and was named the Company's Chief Financial Officer in July 1996. Prior to joining Words+, Ms. Beran had been Financial Controller for AB Component Systems Inc., which had its headquarters in the U.K. Since February 1, 2003, Ms. Beran has also been the Company's Director of Human Resources and Director of Facilities and Equipment.

JEFFREY A. DAHLEN rejoined the Company in April 2003 as Vice President of Research and Development for Words+ after five years with iAT, a software consulting firm he founded based in Pasadena, California. Mr. Dahlen was promoted to President of Words+, Inc. in April 2004. He is a graduate of Stanford University in Electrical Engineering and has 24 years' experience in both software and hardware design, which includes development of extremely high speed processing hardware with the Jet Propulsion Laboratory at the California Institute of Technology, and over 10 years of software and hardware design and development at Words+.

COMPANY CODE OF ETHICS

Our Code of Ethics is posted on our web site: www.simulations-plus.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers, directors, and any persons who own more than 10% of common stock, to file reports of ownership of, and transactions in, our common stock with the SEC and furnish copies of such reports to us. Based solely on our review of the copies of such forms and amendments thereto furnished to us and on written representations from our officers, directors, and any person whom we understand owns more than 10% of our common stock, we found that during our fiscal year ended August 31, 2009: (i) Virginia Woltosz, one of our directors, officers and 10% shareholders, failed to timely file one Form 4 report with the SEC to report one transaction and change in beneficial ownership; (ii) Ronald Creeley, one of our officers, failed to timely file three Form 4 reports with the SEC to report three transactions and changes in beneficial ownership; (iii) David D’Argenio, one of our directors, failed to timely file one Form 4 report with the SEC to report three transactions and changes in beneficial ownership; (iv) Momoko Beran, one of our officers, failed to timely file two Form 4 reports with the SEC to report five transactions and changes in beneficial ownership; (v)  Richard Weiss, one of our directors, failed to timely file two Form 4 reports with the SEC to report two transactions and changes in beneficial ownership; and (vi) Wayne Rosenberg, one of our directors, failed to timely file one Form 4 report with the SEC to report one transaction and change in beneficial ownership. All such transactions have since been reported on Form 4 reports.

ITEM 11 – EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The purpose of the Company's compensation program is to attract and retain talented and dedicated professionals to manage and execute the Company's strategic plans and tactical operations. Although the Company's salaries have been and remain significantly lower than those of similar public companies, management and the board of directors believe that the award of options has fairly rewarded loyal, long-term employees who have contributed to the Company's growth and financial success.

The goal of our named executive officer compensation program is the same as our goal for operating the Company - to create long-term value for our shareholders.  Toward this goal, we have designed and implemented our compensation programs for our named executives to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our shareholders and to encourage them to remain with the Company for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives. These elements consist of salary and annual bonus, equity incentive compensation, and 401(k) matching retirement benefits. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive's contribution to the Company.

DETERMINING COMPENSATION

We rely on our judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an executive's performance during the year against established goals, leadership qualities, operational performance, business responsibilities, and career with the Company, current compensation arrangements and long-term potential to enhance shareholder value.

The CEO's compensation is determined by the Compensation Committee as described below under Employment and Other Compensation Agreements. The salaries of all other officers are determined by the CEO and the Compensation Committee together. Option grants are recommended by the CEO and CFO and approved by the board of directors.

The CEO's bonus had been determined from the original employment agreement at the time of our initial public offering in 1997 and carried forward in subsequent employment agreements through the end of fiscal year 2007. Beginning on September 1, 2007 (fiscal year 2008) the CEO's employment contract was renewed for a period of two years without an annual bonus, at his request and with the agreement of the Compensation Committee.  Effective September 1, 2009, the CEO’s employment contract was renewed for another two years by the Compensation Committee with an annual bonus of up to 10% of his annual salary, and is included in the Company’s 10K as an exhibit.

Bonuses for all other employees are determined through a calculation of two factors, one for longevity and one for performance, with the greater emphasis on performance. Supervisors provide an evaluation of each employee in five areas: attendance, attitude, productivity, skill level with respect to the position they occupy, and contribution to the Company's profitability. A scoring system is used and bonuses are awarded based on this system and the total budget for bonuses as determined by the CEO and CFO with the approval of the board of directors.

The Company provides 401(k) matching up to 4% of employees' salaries or wages up to the IRS maximum allowable, regardless of their position within the Company.

The Company provides cell phones to the Named Executive Officers and other employees for business communication purpose.  However, the Company allows the personal use of cell phone usage as long as it does not exceed the Company’s allowable minutes and text messages.  In the event the personal usage exceeds over the allowable, the employees are financially responsible for the excess.  There are no other perquisites or other benefits of any kind for any officer or any other employee or director of the Company.

EMPLOYMENT AND OTHER COMPENSATION AGREEMENTS

The Board of Directors renewed its employment agreement with Walter Woltosz commencing September 1, 2007 for two years. That agreement provided for an annual salary of $250,000. Pursuant to such agreement, Mr. Woltosz was entitled to such health insurance and other benefits that are not inconsistent with that which we customarily provide to our other management employees and to reimbursement of customary, ordinary and necessary business expenses incurred in connection with the rendering of services to the Company. The agreement also provided that we could terminate the agreement without cause upon 30 days written notice, and that our only obligation to Mr. Woltosz would be for a payment equal to the greater of (i) 12 months of salary or (ii) the remainder of the term of the employment agreement from the date of notice of termination. Further, the agreement provided that we could terminate the agreement for cause (as defined) and that our only obligation to Mr. Woltosz would be limited to the payment of Mr. Woltosz' salary and benefits through and until the effective date of any such termination.

As part of the agreement with the original underwriter and as partial compensation for the sale of Words+ to Simulations Plus in 1996, commencing with our fiscal year ending 1997 and for each fiscal year thereafter, Walter and Virginia Woltosz were entitled to receive bonuses not to exceed $150,000 and $60,000, respectively, equal to 5% of our net annual income before taxes.  However, under the two-year employment agreement effective as of September 1, 2007, and at his request, Walter Woltosz elected to received no bonus. The bonus to Virginia Woltosz remained the same. The Company's net income before taxes for FY08 was $2,446,177, thus we accrued a bonus in the total amount of $60,000 for Virginia Woltosz.  This bonus was due and payable within 10 days after the filing of the annual report, and was paid on December 13, 2009.

The Compensation Committee renewed its employment agreement with Walter Woltosz commencing September 1, 2009 for two years. The agreement provided for; 1) a base salary of $275,000 per year, 2) options to purchase 50 shares of Common Stock for each $1,000 of net income before taxes at the end of each fiscal year (up to a maximum of 120,000 options – to be adjusted for stock split or reverse split) over the term of agreement, and 3) Bonus not to exceed 10% of salary, or $27,500 per year.  The specific amount of the bonus will be determined by the Compensation Committee.

SUMMARY TABLE OF NAMED EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued for the fiscal years ended August 31, 2009 and 2008 by the Company to or for the benefit of the Company's CEO/President, Chief Financial Officer, Vice President, Sales and Marketing, and President of our Words+, Inc. -subsidiary (the "named executive officers"). No other executive officers of the Company received total annual compensation for the fiscal year ended August 31, 2009 or 2008 that exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)
Walter S. Woltosz	2009	250,000	0	0	0	250,000
Chief Executive Officer	2008	250,000	0	0	0	250,000

Momoko A. Beran	2009	135,000	15,147	6,199	5,400	161,746
Chief Financial Officer	2008	125,000	14,308	22,727	5,000	162,035

Ronald F. Creeley (1)	2009	121,995	3,434	2,381	4,880	132,690
Vice President, Sales	2008	120,793	6,331	15,220	4,832	147,176
and Marketing

Jeffrey A. Dahlen	2009	100,000	1,132	2,326	4,000	107,458
President, Words+, Inc.	2008	100,000	1,700	15,220	4,000	120,920
subsidiary
(1)	Mr Ronald Creeley left the Company on December 25, 2009.
(d)	Amount represents bonus earned during the applicable year.
(f)	Amount represents the stock-based compensation expense recorded by us in fiscal 2009 measured using the Black-Scholes option pricing model at the grant date based on the fair value of the option award.
(i)	Amount represents Company matching for 401(k) Plan.

SUMMARY TABLE OF DIRECTORS’ COMPENSATION

The Directors’ stipends are currently $5,000 and 4,000 shares of stock options per person per year for their services.  In addition to their stipends, the Company pays $1000 per person per meeting.  Mileage expense to attend those meeting is reimbursed at the rate Internal Revenue Service defines for business use, except for the Directors who are local residents.

Name of Directors	Fiscal Year	Fees earned or paid in cash ($)	Option Awards ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(g)
Dr. David Z. D’Argenio	2009	11,000	5,895	243	17,138
	2008	8,000	4,913	230	13,143

Dr. Richard R. Weiss	2009	10,000	5,895	0	15,895
	2008	8,000	4,913	0	12,913

Harold W. Rosenberger	2009	11,000	1,634	0	12,634
	2008	6,750*	0	0	6,750
(c)	The Directors’ stipends are $5,000 per year for fiscal years 2009 and 2008, and $1,000 per meeting.
(d)
Amount represents the stock-based compensation expense recorded by us in fiscal 2009 and 2008 measured using the Black-Scholes option pricing model at the grant date based on the fair value of the option awards.

(e)	Mileage expense to attend meeting is reimbursed at the rate set by Internal Revenue Service for business use, except for the Directors who are local residents.
*	Prorated by the service performed.

GRANTS OF PLAN-BASED AWARDS
FOR FISCAL YEAR ENDED
AUGUST 31, 2009

The following table discloses information about option grants to the Named Executive Officers during the year ended August 31, 2009, including hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the SEC. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of the grant of 1% and 4% from the date the option was granted to the end of the option term. Actual gains, if any, on option exercises are dependent on the future performance of our common stock, overall market conditions and continued employment.
Name	Grant Date	No. of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in FY09	Exercise Price Per Share	Potential Realizable Value at Assumed Annual Rated of Stock Price Appreciation for Option Term
					1%	4%
Momoko A. Beran	4/7/2009	30,000	12.4%	$ 1.00	$ 3,139	$14,407
Ronald F. Creeley (1)	4/7/2009	2,000	0.8%	$ 1.00	$ 209	$ 960
Jeffrey A. Dahlen	4/7/2009	1,000	0.4%	$ 1.00	$ 105	$ 480

(1)	Mr Ronald Creeley left the Company on December 25, 2009.

OUTSTANDING EQUITY AWARDS
AT FISCAL YEAR END
AUGUST 31, 2009

The following table provides a summary of all outstanding equity awards for named officers at the end of fiscal year 2009.

Name (a)	Number of securities underlying unexercised options (#) Exercisable (b)	Number of securities underlying unexercised options (#) Unexercisable (c)	Option exercise price ($) (e)	Option expiration date (f)
Walter Woltosz	30,000	-0-	1.2375	07/20/2011
Virginia Woltosz	30,000	-0-	1.2375	07/20/2011
Momoko Beran	160,000	-0-	0.5625	11/23/2009
	160,000	-0-	0.7500	04/17/2010
	40,000	-0-	0.4075	08/09/2010
	60,000	-0-	0.4075	12/01/2010
	140,000	-0-	0.3500	05/03/2011
	20,000	-0-*	1.1050	06/22/2015
	40,000	-0-*	1.1250	07/20/2016
	10,000	8,000	3.0200	01/21/2018
	30,000	30,000	1.0000	04/07/2019
Ronald Creeley (1)	172,000	-0-	0.5625	11/23/2009
	160,000	-0-	0.7500	04/17/2010
	40,000	-0-	0.4075	08/09/2010
	60,000	-0-	0.4075	12/01/2010
	140,000	-0-	0.3500	05/03/2011
	20,000	-0-*	1.1050	06/22/2015
	40,000	-0-*	1.1250	07/20/2016
	5,000	4,000	3.0200	01/21/2018
	2,000	2,000	1.0000	04/07/2019
Jeffrey Dahlen	65,000	-0-	1.1500	04/16/2014
	5,000	4,000	3.0200	01/21/2018
	1,000	1,000	1.0000	04/07/2019

(b)	Stock options are vested over 5 years – 20% vesting on each anniversaries of the date of grant.
(c)	*Options granted prior to September 1, 2006 were vested in full effective as of August 31, 2006 when we adopted SFAS No. 123R “Accounting for Stock-Based Compensation.”
(1)	Mr Ronald Creeley left the Company on December 25, 2009.

OPTION EXERCISES AND STOCK VESTED
FOR FISCAL YEAR ENDED
AUGUST 31, 2009

The following table discloses certain information regarding the options held at August 31, 2009 by the Chief Executive Officer and each other named executive officer.

	Shares Acquired on Exercise	Value Realized (b)	Number of Options at August 31, 2009		Value of Options at August 31, 2009 (a)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Walter S. Woltosz	-0-	-0-	30,000	-0-	$ 16,875*	$ -0-
Virginia E. Woltosz	-0-	-0-	30,000	-0-	$ 16,875*	$ -0-
Momoko Beran	67,000	$63,900	592,000	38,000	$707,375	$24,000
Ronald F. Creeley (1)	88,000	$76,880	633,000	6,000	$764,000	$4,000
Jeffrey A. Dahlen	-0-	-0-	66,000	5,000	$42,250	$1,600
(a)	Based on a per share price of $1.80 at August 31, 2009 less applicable option exercise prices.
(b)	The value realized represents the difference between the aggregate closing price of the shares on the date of exercise less the aggregate exercise price paid.
(1)	Mr Ronald Creeley left the Company on December 25, 2009.
*	Granted at $1.2375, 110% of market price of the issue date.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above.  Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amended 10K.

Compensation Committee David D’Argenio (Chair) Richard Weiss Harold Rosenberger

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2009, the Compensation Committee consisted of David D’Argenio, Richard Weiss, and Harold Rosenberger.  All members of the Compensation Committee were independent directors, and no member was an employee or former employee.  During Fiscal year 2009, none of our executive officers served on the compensation committee or board of directors of another entity whose executive offer served on our Compensation Committee.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides a summary of Equity Compensation Plan Information.
Equity Compensation Plan Information (1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,714,536	$ 0.91	306,000
Equity compensation plans not approved by security holders	0	0	0
Total	2,714,536		306,000
(1)	The Company is authorized to issue stock options under the following compensation arrangement:
	a.	4,000 shares per year per person to Directors as a part of their annual stipends.
	b.	50 shares for each $1,000 of net income before taxes at the end of each fiscal year (up to a maximum of 120,000 options) to CEO over the term of the current employment agreement.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of August 31, 2009 by (i) each person who is known to own beneficially more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers of the Company as a group:
Beneficial owner (1), (2)	Amount and Nature of Beneficial ownership	Percent of Class

Walter S. and Virginia E. Woltosz (3)	7,035,847	41.21%
Momoko Beran (4)	866,752	5.08%
Ronald F. Creeley (5)	694,595	4.07%
Jeffrey A. Dahlen (6)	261,000	1.53%
Dr. David Z. D'Argenio (7)	39,012	*
Dr. Richard R. Weiss (8)	30,012	*
H. Wayne Rosenberger (9)	2,100	*
All directors and officers as a group	8,929,318	52.30%

*     Less than 1%

(1)  Such persons have sole voting and investment power with respect to all Shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)  The address of each director and executive officer named is c/o the Company, 42505 Tenth Street West, Lancaster, California 93534-7059.

(3)  Own an aggregate of 6,975,847 plus 60,000 shares of common stock underlying an option exercisable within the 60 days of August 31, 2009.

(4)  Owns 274,752 shares of common stock acquired from the exercise of options granted under the 1996 and 2007 Stock Option plans, plus 592,000 shares of common stock underlying an option exercisable within the 60 days of the date of August 31, 2009.

(5)  Owns 61,595 shares of common stock, plus 633,000 shares of common stock underlying an option exercisable within the 60 days of August 31, 2009.  Mr Ronald Creeley left the Company on December 25, 2009.

(6)  Owns 195,000 shares of common stock, plus 66,000 shares of common stock underlying an option exercisable within the 60 days of August 31, 2009.

(7)  Owns 19,412 shares of common stock, plus 19,600 shares of common stock underlying an option exercisable within the 60 days of the date of the original Annual Report.

(8)  Owns 10,412 shares of common stock, plus 19,600 shares of common stock underlying an option exercisable within the 60 days of August 31, 2009.

(9)  Owns 2,100 shares of common stock underlying an option exercisable within the next 60 days of August 31, 2009..

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons
There are no existing or proposed transactions in which the Company was or is to be a participant that would be required to be disclosed pursuant to Item 404(d) or Regulation S-K.

Independence of the Board of Directors
Our common stock is traded on NASDAQ.  The Board of Directors has determined that a majority of the members of the Board of Directors qualify as “independent,” as defined by the listing standards of NASDAQ.  Consistent with these considerations, after review of all relevant transactions and relationships between each director and nominee, or any of his or her family members, and the Company, its senior executive management and its independent auditors, the Board of Directors has determined further that all of our directors are independent under the listing standards of NASDAQ, except for Walter Woltosz, and Virginia Woltosz.  In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

Audit Committee.  The Audit Committee is currently comprised of: Mr. H. Wayne Rosenberger, Dr. Richard R. Weiss and Dr. David Z. D'Argenio. Each member of the Audit Committee is independent as defined under the applicable rules of the SEC and NASDAQ listing standards.

Compensation Committee.  Our compensation committee is currently comprised of the following, each of whom is independent as defined under the applicable rules of the SEC and NASDAQ listing standards: Mr. H. Wayne Rosenberger, Dr. Richard R. Weiss and Dr. David Z. D'Argenio.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Rose, Snyder & Jacobs, CPAs served as the Company’s independent public accountants for the fiscal year ended August 31, 2009 and have been selected by the Audit Committee to serve again for the fiscal year to end August 31, 2010.

Under the procedures established by the Audit Committee, all auditing services and all non-audit services performed by Rose, Snyder & Jacobs are to be pre-approved by the Audit Committee, subject to the de minimus exception provided under Section 202 of the Sarbanes-Oxley Act.  All of the services provided by Rose, Snyder & Jacobs were pre-approved by the Audit Committee.

Audit Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by the full time employees of Rose, Snyder & Jacobs in connection with the audit of the Company’s consolidated financial statements as of and for the year ended August 31, 2008 and for reviews of the interim consolidated financial statements during the year ended August 31, 2008 were $79,270.

Aggregate fees, including out-of-pocket expenses, for professional services rendered by the full time employees of Rose, Snyder & Jacobs in connection with the audit of the Company’s consolidated financial statements as of and for the year ended August 31, 2008 and for reviews of the interim consolidated financial statements during the year ended August 31, 2008 were $74,010.

Audit-Related Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Rose, Snyder & Jacobs for audit-related services for the year ended August 31, 2009 were $0.

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Rose, Snyder & Jacobs for audit-related services for the year ended August 31, 2008 were $0.

Tax Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Rose, Snyder & Jacobs in connection with tax compliance, tax advice and corporate tax planning for the year ended August 31, 2009 were $0.

Aggregate fees, including out-of-pocket expenses, for professional services rendered by Rose, Snyder & Jacobs in connection with tax compliance, tax advice and corporate tax planning for the year ended August 31, 2008 were $15,880.

All Other Fees

Rose, Snyder & Jacobs received no additional fees for services for the year ended August 31, 2009. During the year ended August 31, 2008, Rose, Snyder & Jacobs received no additional fees

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has considered whether the provision of services covered in the preceding paragraphs is compatible with maintaining Rose, Snyder & Jacobs’s independence. At their regularly scheduled and special meetings, the Audit Committee considers and pre-approves any audit and non-audit services to be performed for the Company by its independent registered public accounting firm. For the fiscal year ended August 31, 2009, those pre-approved audit, audit-related and tax services represented approximately 94%, 6% and 0%, respectively.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements. The consolidated financial statements were included in the Annual Report.

(2)  Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or was included in the financial statements or notes included in the Annual Report.

(3)  List of Exhibits required by Item 601 of Regulation S-K.  See part (b) below.

(b)  Exhibits.  The following exhibits are filed as part of this report.  Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of Simulations Plus, Inc. (1)
3.2	Amended and Restated Bylaws of Simulations Plus, Inc. (1)
4.1	Articles of Incorporation of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.1 hereof) and Bylaws of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.2 hereof)
4.2	Form of Common Stock Certificate (1)
4.3	Share Exchange Agreement (1)
10.1	Simulations Plus, Inc. 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1) (†)
10.24	Exclusive License Software Agreement by and between Simulations Plus, Inc. and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.34	OEM/Remarketing Agreement between Words+, Inc. and Eloquent Technology, Inc. (7)
10.41	Technology Transfer Agreement with Sam Communications, LLC. (7)
10.43	Lease Agreement by and between Simulations Plus, Inc. and Venture Freeway, LLC. (4)
10.45	Employment Agreement by and between the Company and Walter S. Woltosz (5) (†)
10.46	Simulations Plus, Inc. 2007 Stock Option Plan (the “2007 Option Plan”) (6) (†)
21.1	List of Subsidiaries (7)
31.1	Rule 13a-14(a)/15d-14(a) – Certification of Chief Executive Officer (CEO). (7)
31.2	Rule 13a-14(a)/15d-14(a) – Certification of Chief Financial Officer (CFO). (7)
32	Section 1350 – Certification of CEO and CFO. (7)

	(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
	(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
	(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002.
	(4)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.
	(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
	(6)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2009.
	(7)	Filed herewith.

(c)	Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on March 1, 2010.

SIMULATIONS PLUS, INC.

By	/s/ Momoko A. Beran
Momoko A. Beran
Chief Financial Officer

In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on.

Signature	Title

/s/ Walter S. Woltosz	Chairman of the Board of Directors and Chief Executive Officer
Walter S. Woltosz	(Principal executive officer)

/s/ Virginia E. Woltosz	Secretary and Director of the Company
Virginia E. Woltosz

/s/ Dr. David Z. D’Argenio	Director
Dr. David Z. D’Argenio

/s/ Dr. Richard R. Weiss	Director
Dr. Richard R. Weiss

/s/ Harold W. Rosenberger	Director
Harold W. Rosenberger

/s/ Momoko A. Beran	Chief Financial Officer of the Company
Momoko A. Beran	(Principal financial officer and principal accounting officer)