Form 10-Q
period 2010-02-28
SIMULATIONS PLUS INC
filed 2010-04-14
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended February 28, 2010

OR

[_]	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number:  001-32046

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 14, 2010 was 16,066,245 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.
FORM 10-Q Quarterly Report
For the Quarterly Period Ended February 28, 2010

Table of Contents

PART I.    FINANCIAL INFORMATION

PART II.    OTHER INFORMATION

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
February 28, 2010 (Unaudited) and August 31, 2009 (Audited)

	February 28, 2010	August 31, 2009
ASSETS

Current assets
Cash and cash equivalents	$8,641,289	$7,473,485
Accounts receivable, net of allowance for doubtful accounts and estimated contractual discounts of $369,897 and $447,073	1,646,851	1,888,904
Contracts receivable	383,111	79,565
Inventory	336,177	325,926
Prepaid expenses and other current assets	110,743	158,738
Deferred income taxes	329,573	338,516
Total current assets	11,447,744	10,265,134

Capitalized computer software development costs,
net of accumulated amortization of $4,160,046 and $3,843,743	2,082,671	1,942,893
Property and equipment, net (note 3)	48,191	53,220
Customer relationships, net of accumulated amortization of $112,332 and $104,728	15,709	23,314
Other assets	18,445	18,445

Total assets	$13,612,760	$12,303,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$301,637	$199,218
Accrued payroll and other expenses	613,921	552,431
Accrued bonuses to officers	60,000	60,000
Accrued warranty and service costs	30,670	43,236
Accrued income taxes	168,438	-
Deferred revenue	119,751	82,190
Total current liabilities	1,294,417	937,075

Long-Term liabilities
Deferred income taxes	857,104	795,140

Total liabilities	2,151,521	1,732,215

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized 16,054,176 and 15,700,382 shares issued and outstanding on February 28, 2010 and August 31, 2009, respectively.	4,526	4,172
Additional paid-in capital	5,391,840	5,572,411
Retained earnings	6,064,873	4,994,208

Total shareholders' equity	11,461,239	10,570,791

Total liabilities and shareholders' equity	$13,612,760	$12,303,006

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six  Months Ended February 28,
(Unaudited)

	Three months ended		Six months ended
	2010	2009	2010	2009

Net sales	$2,949,719	$2,456,762	$5,386,771	$4,590,012

Cost of sales	700,475	627,124	1,307,364	1,187,096

Gross profit	2,249,244	1,829,638	4,079,407	3,402,916

Operating expenses
Selling, general, and administrative	1,088,819	1,036,724	2,093,092	1,940,414
Research and development	252,098	286,115	513,423	553,954

Total operating expenses	1,340,917	1,322,839	2,606,515	2,494,368

Income from operations	908,327	506,799	1,472,892	908,548

Other income (expense)
Interest income	23,560	19,606	46,046	52,993
Interest expense	(1)	-	(303)	-
Miscellaneous income	-	-	231	43
Gain on sales of property and equipment	-	-	1,024	-
Gain on currency exchange	41,962	32,340	115,194	50,216

Total other income (expense)	65,521	51,946	162,192	103,252

Income before provision for income taxes	973,848	558,745	1,635,084	1,011,800

Provision for income taxes	(332,985)	(190,673)	(564,418)	(332,006)

Net income	$640,863	$368,072	$1,070,666	$679,794

Basic earnings per share	$0.04	$0.02	$0.07	$0.04

Diluted earnings per share	$0.04	$0.02	$0.06	$0.04

Weighted-average common shares outstanding
Basic	15,826,030	16,268,583	15,735,400	16,309,683

Diluted	16,558,423	17,108,322	16,479,033	17,312,242

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended February 28,
(Unaudited)

	2010	2009
Cash flows from operating activities
Net income	$1,070,666	$679,794
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	13,246	10,719
Amortization of customer relationships	7,605	10,597
Amortization of capitalized computer software development costs	316,304	252,043
Bad debts	70,283	129,881
Stock-based compensation	32,285	80,968
Gain on sales of property and equipment	(1,024)	-
Deferred income taxes	70,907	(62,400)

(Increase) decrease in
Accounts receivable	(107,200)	(209,815)
Inventory	(10,251)	22,453
Other assets	47,995	91,695
Increase (decrease) in
Accounts payable	102,418	(6,757)
Accrued payroll and other expenses	61,491	58,909
Accrued bonuses to officers	-	(6,747)
Accrued income taxes	168,438	301,564
Accrued warranty and service costs	(12,566)	17,759
Deferred revenue	37,561	122,500

Net cash provided by operating activities	1,868,158	1,493,163

Cash flows from investing activities
Purchases of property and equipment	(31,769)	(34,777)
Proceeds from sale of investments	-	750,000
Capitalized computer software development costs	(456,082)	(352,869)

Net cash provided by (used in) investing activities	(487,851)	362,354

Cash flows from financing activities
Repurchase of common stock	(288,698)	(271,713)
Proceeds from the exercise of stock options	76,195	48,806

Net cash used in financing activities	(212,503)	(222,907)

Net increase in cash and cash equivalents	$1,167,804	$1,632,610

Cash and cash equivalents, beginning of year	7,473,485	5,889,601

Cash and cash equivalents, end of period	$8,641,289	$7,522,211

Supplemental disclosures of cash flow information

Interest paid	$302	$-

Income taxes paid	$260,464	$-

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended February 28, 2010, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2009, filed with the SEC on November 30, 2009 and its amendment filed on March 1, 2010. As contemplated by the Securities and Exchange Commission under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Note 2: SIGNIFICANT ACCOUNTING POLICIES

Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Actual results could differ from those estimates.  Significant accounting policies for us include revenue recognition, accounting for capitalized computer software development costs, valuation of stock options, and accounting for income taxes.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Simulations Plus, Inc. and its wholly owned subsidiary, Words+, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition
We recognize revenues related to software licenses and software maintenance in accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) 985-605.  Software products revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, 2) delivery has been made, 3) the amount is fixed, and 4) collectability is probable.  Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.  For Words+ products, the revenue is recorded at the time of shipment, net of estimated allowances and returns.

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

We recognize contract study revenue either equally over the term of the contract or using the percentage of completion method, depending upon how the contract studies are engaged, in accordance with FASB ASC 605-35.  To recognize revenue using the percentage of completion method, we must determine whether we meet the following criteria:  1) there is a long-term, legally enforceable contract, 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

Reclassifications
Certain numbers in the prior year have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents
For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances.  If management determines that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made.  Accounts receivable are written off when all collection attempts have failed.  We also estimate the contractual discount obligation for third-party funding such as Medicare, Medicaid, and private insurance companies.  Those estimated discounts are reflected in the allowance for doubtful accounts and contractual discounts.

Inventory
Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists primarily of computers and peripheral computer equipment.

Capitalized Computer Software Development Costs
Software development costs are capitalized in accordance with FASB ASC 985-20.  Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $316,304 and $252,043 for the six months ended February 28, 2010 and 2009, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Fair Value of Financial Instruments
Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by the standard are as follows:

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

The following table summarizes fair value measurements by level at February 28, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$8,641,289	$-	$-	$8,641,289
Total assets	$8,641,289	$-	$-	$8,641,289

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, accrued bonuses to officers, and accrued warranty and service costs, the amounts approximate fair value due to their short maturities.

Shipping and Handling
Shipping and handling costs, recorded as cost of sales, amounted to $54,715 and $47,666 for the six months ended February 28, 2010 and 2009, respectively.

Research and Development Costs
Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll-related costs.  It also includes purchased software which was developed by other companies and incorporated into, or used in the development of, our final products.

Income Taxes
We utilize FASB ASC 740-10 which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

The difference between income tax expense attributable to continuing operations and the amount of income tax expenses that would result from applying domestic federal statutory rates to pre-tax income is mainly related to state income taxes, offset by the utilization of research and development credits for federal and state purposes.  Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties amounted to $731 and $315 for the six months ended February 28, 2010 and 2009, respectively.

Customer relationships
We purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the six months ended February 28, 2010 and 2009 amounted to $7,605 and $10,597, respectively.  Accumulated amortization as of February 28, 2010 and 2009 was $112,333 and $95,626, respectively.

Earnings per Share
We report earnings per share in accordance with FASB ASC 260-10 .  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the six months ended February 28, 2010 and 2009 were as follows:

	02/28/2010	02/28/2009
Numerator
Net income attributable to common shareholders	$1,070,666	$679,794

Denominator
Weighted-average number of common shares outstanding during the year	15,735,400	16,309,683
Dilutive effect of stock options	743,633	1,002,559

Common stock and common stock equivalents used for diluted earning per share	16,479,033	17,312,242

Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with FASB ASC 718-10 using the modified prospective method.  Under this method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $32,284 and $80,967 for the six months ended February 28, 2010 and 2009, respectively, and is included in the condensed consolidated statements of operations as Salaries, Consulting, and Research and Development expense.

Concentrations and Uncertainties
International sales accounted for 30% and 29% of net sales for the six months ended February 28, 2010 and 2009, respectively.  For Simulations Plus, Inc. (Pharmaceutical segment), two customers accounted for 22% and 15% of net sales during the six months ended February 28, 2010, compared with two customers accounting for 22% each of net sales during the six months ended February 28, 2009.  We license our software on an annual basis, and two large customers renew their licenses during the first six months of our fiscal year.  Therefore, as a percent of total revenue, the renewals from those two customers typically result in 20+ percent of all Pharmaceutical revenue for the first six months.

For Words+, Inc., third-party billing, which includes various government agencies as well as private insurance companies, accounted for 61% of net sales during the six months ended February 28, 2010, compared with 60% of net sales during the six months ended February 28, 2009.  If changes are made in government funding policies for Words+ products, Words+ revenue may be impacted.  We continually evaluate and monitor regulatory developments in funding matters, and we do not expect Medicare and Medicaid of all 50 states to discontinue their funding of Words+ products; however, there can be no assurances that the current level of revenue from third parties will continue.

We operate in the computer software industry, which is highly competitive and changes rapidly.  Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus (Pharmaceutical segment), three customers comprised 19%, 15% (a dealer account representing various customers), and 10% of its accounts receivable at February 28, 2010, and three customers comprised 18%, 14%, and 12% of its accounts receivable at February 28, 2009.   For Words+, third-party billing, which includes various government agencies, comprised 90% of its accounts receivable at February 28, 2010, and 75% of its accounts receivable at February 28, 2009.  The collection of those accounts receivable in timely manner is critical in Words+’ cash flow and its operations.  We have three dedicated funding personnel who continually track such collections.

Our subsidiary, Words+, Inc., purchases components for its main computer products from four manufacturers. Words+, Inc. also uses a number of pictographic symbols that are used in its software products which are licensed from a third party. The inability of Words+ to obtain computers used in its products or to renew its licensing agreement to use pictographic symbols could negatively impact our financial position, results of operations, and cash flows.

Recently Issued Accounting Pronouncements
In September 2009, the FASB issued ASU 2009-14 which amends Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  ASU 2009-14 applies to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted with EITF 08-1.  We expect to adopt this standard in the first quarter of fiscal 2011.  We are currently evaluating the impact ASU 2009-14 will have on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  ASU 2009-13 amends EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying the guidance.  ASU 2009-13 applies to fiscal years beginning after June 15, 2010, with early application permitted.  We expect to adopt this standard in the first quarter of fiscal 2011.  We are currently evaluating the impact ASU 2009-13 will have on the financial statements.

Note 3:  PROPERTY AND EQUIPMENT

Property and equipment as of February 28, 2010 consisted of the following:

Equipment	$80,830
Computer equipment	383,873
Furniture and fixtures	61,498
Automobile	21,769
Leasehold improvements	53,898
Sub total	601,868
Less: Accumulated depreciation and amortization	(553,677)
Net Book Value	48,191

Note 4:  COMMITMENTS AND CONTINGENCIES

Employment Agreement
On August 31, 2009, we entered into an employment agreement with our President/Chief Executive Officer that expires in August 2011.  The employment agreement provides for an annual base salary of $275,000 per year, and a performance bonus in an amount not to exceed 10% of Employee’s salary, or $27,500 per year, at the end of each fiscal year.  The specific amount of the bonus to be awarded will be determined by the Compensation Committee of the Board of Directors, based on the financial performance and achievements of the Company for the previous fiscal year.  The agreement also provides Employee stock options, exercisable for five years, to purchase fifty (50) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 120,000 options over the term of the agreement.  We may terminate the agreement upon 30 days' written notice if termination is without cause.  Our only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

Litigation
We are not a party to any litigation at this time and we are not aware of any pending litigation of any kind.

Note 5: SHAREHOLDERS’ EQUITY

Stock Repurchase
On October 23, 2008, the board of directors authorized a share repurchase program enabling the buyback of up to $2.5 million in shares during a 12-month period beginning Monday, October 27, 2008.  The actual repurchase started on December 2, 2008; therefore the board of directors extended it through December 1, 2009 in order to have a full 12-month period.  We have opened an account with Morgan Stanley Smith Barney for the purchase of such securities. Funds for any stock purchases will be drawn from our cash reserves.

On January 10, 2010, the board of directors authorized a renewed share repurchase program effective as of February 15, 2010.  The renewed program enables the Company to buy back up to one million shares during a 12-month period.  As of February 28, 2010, we had not bought back any shares under the renewed share repurchase program.

The details of repurchases made during the six months ended February 28, 2010 are listed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan (including broker’s fees)
As of 08/31/09	846,842	$1.2569	$1,416,564
09/01/09 to 09/30/09	82,630	$1.6989	$1,274,155
10/01/09 to 10/31/09	52,364	$1.5685	$1,190,386
11/01/09 to 11/30/09	42,061	$1.4884	$1,126,560
12/01/09	2,586	$1.3823	$1,122,985
As of 02/28/10	1,026,483	$1.3182

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

TRANSACTIONS IN FY 2010

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding, August 31, 2009	2,862,536	$0.97
Granted	202,666	$1.62
Exercised/Released	(796,500)	$0.58
Cancelled/Forfeited	(27,000)	$1.47
Expired	(377,000)	$1.88
Outstanding, February 28, 2010	1,864,702	$1.02	4.5
Exercisable, February 28, 2010	1,196,236	$0.83	2.8

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.45 years at February 28, 2010.  The exercise prices for the options outstanding at February 28, 2010 ranged from $0.26 to $3.03, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.26	$0.50	451,936	1.0 years	$0.37	451,936	1.0 years	$0.37
$0.51	$0.75	220,000	0.1 years	$0.75	220,000	0.1 years	$0.75
$0.76	$1.25	862,100	6.7 years	$1.07	483,100	5.1 years	$1.14
$1.26	$3.03	330,666	6.1 years	$1.97	41,200	8.1 years	$2.71
		1,864,702	4.5 years	$1.02	1,196,236	2.8 years	$0.83

Other Stock Options
As of February 28, 2010, the Board of Directors holds options to purchase 63,000 shares of common stock at exercise prices ranging from $0.30 to $6.68, which were granted prior to February 28, 2010.

TRANSACTIONS IN FY 2010

Transactions in FY10	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2009	51,000	$1.89
Granted	12,000	$1.67
Exercised	-	$-
Expired	-	$-
Outstanding, February 28, 2010	63,000	$1.85
Exercisable, February 28, 2010	42,000	$1.63

Note 6:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with ASC 280-10. Our reportable segments are strategic business units that offer different products and services.  Results for each segment and consolidated results are as follows for the six months ended February 28, 2010 and February 28, 2009 (in thousands):

February 28, 2010
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$3,962	$1,425		$5,387
Income (loss) from operations	1,692	(219)		1,473
Identifiable assets	13,421	1,754	$(1,562)	13,613
Capital expenditures	22	10		32
Depreciation and Amortization	310	27		337

February 28, 2009
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$3,208	$1,382		$4,590
Income (loss) from operations	1,028	(119)		908
Identifiable assets	12,272	2,079	$(1,721)	12,630
Capital expenditures	15	20		35
Depreciation and Amortization	248	25		273

In addition, the Company allocates revenues to geographic areas based on the locations of its customers.  Geographical revenues for the six months ended February 28, 2010 and 2009 were as follows (in thousands):

February 28, 2010
	North America	Europe	Asia	Oceania	Total
Simulations Plus, Inc.	$2,421	$1,124	$417	$-	$3,962
Words+, Inc.	1,342	22	34	27	1,425
Total	$3,763	$1,146	$451	$27	$5,387

February 28, 2009
	North America	Europe	Asia	Oceania	Total
Simulations Plus, Inc.	$1,934	$866	$408	$-	$3,208
Words+, Inc.	1,335	13	7	27	1,382
Total	$3,269	$879	$415	$27	$4,590

Note 7:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation.  We can also elect to make a profit-sharing contribution.  Our contributions to this Plan amounted to $40,975 and $38,611 for the six months ended February 28, 2010 and February 28, 2009, respectively.

Note 8:  SUBSEQUENT EVENT

From March 1, 2010 to April 12, 2010, an additional 34,689 shares were issued as results of options exercised.

In April 2010, we started buying back our own shares under the renewed repurchase program, and we plan to continue our share repurchase in accordance with the share repurchase plan, which authorizes up to 1 million shares through February 15, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Shares Authorized to Purchase Under the Share Repurchase Plan
04/01/10 to 04/09/10	22,620	$1.845	977,380

Item 2. Management's Discussion and Analysis or Plan of Operations

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

SIMULATIONS PLUS

PRODUCTS
We currently offer four software products for pharmaceutical research: ADMET Predictor™, ClassPharmer™, DDDPlus™, and GastroPlus™.  In addition to pharmaceutical research products, we offer a personal productivity software, “Abbreviate!” through the on-line Apple store as well as a Windows XP version through our website. We also offer a product line called FutureLab™ that provides simulated experiments for middle school and high school general science classes.

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

ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) Predictor provides a collection of highly sophisticated and statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures.  Our models are built using state-of-the-art machine learning approaches that are based primarily on artificial neural network ensembles (groups of artificial neural networks). Our models have been consistently demonstrated by independent third parties to provide the most accurate prediction capabilities available today.

This capability means a chemist can merely draw a molecule diagram and get estimates of a wide variety of properties, even though the molecule has never existed. Drug companies continually search through millions of such “virtual” molecular structures as they attempt to find new drugs. It has been estimated that there are somewhere on the order of 1062 possible drug-like molecular structures. That is such a huge number that it is difficult to comprehend. If we could evaluate a trillion molecules (1012) per second (we cannot), it would still take 1050 seconds to evaluate them all -- that’s about 1042 years. The age of the universe is said to be less than 1010 years. Clearly, we will never be able to make and test all of them, so computerized methods are the only hope to even scratch the surface of the total “chemical space” for potential pharmaceutical products.

The vast majority of drug-like molecules are not suitable as medicines for various reasons. Some have such low solubility that they will not dissolve well, some have such low permeability through cell walls that they will not be absorbed well, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (such as albumin) in blood to such a high extent that little unbound drug is available to reach the target, and many will produce a variety of adverse effects. Identification of such properties in the computer (“in silico”) enables researchers to eliminate poor compounds quickly and early before spending time and money to make them and run experiments to identify their weaknesses. Today, many potential new molecules can be eliminated on the basis of the properties predicted by ADMET Predictor without the need to actually make and test them.

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

ADMET Predictor is compatible with the popular Pipeline Pilot™ software offered by SciTegic, a subsidiary of Accelrys. This software serves as a tool to allow chemists to run several different software programs in series to accomplish a set workflow for large numbers of molecules. In early discovery, chemists often work with hundreds of thousands or millions of “virtual” molecules – molecules that exist only in computer files. The chemist needs to decide which few molecules from these large “libraries” should be made and tested. Using Pipeline Pilot with ADMET Predictor (and ClassPharmer™ – see below), perhaps in conjunction with other software products, the chemist can create and screen very large libraries faster and more efficiently than by running each program by itself. Many scientists believe that in silico molecule design is the wave of the future, and we believe we are at the forefront of this new technology.

During the second quarter, we continued to make good progress on our Small Business Innovation Research (SBIR) grant with the National Institutes of Health (NIH). Efforts during the second quarter included continuing work on the ability to predict which atoms in a molecule are most likely to be affected by metabolism by certain enzymes. This is an exciting new capability that is a part of our SBIR grant effort, and we expect it will add an important new capability to ADMET Predictor when it is completed.

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

During the second quarter, the “refactoring” effort continued, and the in-house test version of ClassPharmer is now both faster and more compact, and has a number of new powerful options for visualizing various types of information generated by the program. We believe the upcoming release of the next version of ClassPharmer will be received with considerable excitement, and we will be presenting results generated with it as part of a scientific poster session at the ADMET 2010 conference in Munich in April.

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

Development efforts on DDDPlus were minimal during the second quarter because of a heavy load of contract consulting studies that required staff time to complete on schedule. A few small improvements and minor bug fixes were implemented.

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

Work on Version 7.0, the next major release, continued through the second quarter. This important new release will incorporate a highly sophisticated drug-drug interaction simulation capability that we’ve been developing under our funded collaboration with Roche. Beta versions of the drug-drug interaction module have been in testing at Roche for several months with excellent results. This new version will also include the ocular drug delivery model from our funded collaboration with Pfizer and the pulmonary drug delivery model we developed under our funded collaboration with GlaxoSmithKline. We believe this combination of capabilities will put GastroPlus further in front of the limited competition we see in this market niche.

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

Contract Research and Consulting Services
Our recognized world-class expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 50 prestigious scientific meetings worldwide in the past five years. We frequently conduct contracted studies for customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been increasing steadily, and we expect this trend to continue. Long-term collaborations and shorter-term consulting contracts serve both to showcase our technologies and as a way to build and strengthen customer relationships. Revenues recognized from consulting services (not including funded collaborations – only consulting for specific drug projects) during the second quarter of FY10 were approximately $301,000 compared with $62,000 in the second quarter of FY09.

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

WORDS+ SUBSIDIARY

PRODUCTS
Our wholly owned subsidiary, Words+, Inc., has been an industry pioneer and technology leader for over 28 years, focused on introducing and improving augmentative and alternative communication and computer access software and devices for people with disabilities. Following closely behind the introduction of four new products last quarter, Words+ introduced an eyegaze product at the national CSUN Conference in San Diego during March, 2010. Eyegaze technology allows people to operate a computer or communication device by simply looking at the screen, and has been a major breakthrough for people with severe disabilities. The introduction of an eyegaze product has been our goal for some time, but we were previously unable to negotiate a profitable deal with an outside manufacturer. We have now done so. We’re currently processing orders and plan to ship product during April, 2010. The addition of eyegaze to our product line significantly increases the effectiveness of our sales network, as many of our distributors were previously selling a different eyegaze product, and our sales employees had no eyegaze product to offer. Our sales force is now focused on adding our eyegaze product to the rest of our product line. We are excited and expect this product to significantly increase Words+ market share, revenue and profitability.

Results of Operations

Comparison of Three Months Ended February 28, 2010 and February 28, 2009.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	02/28/10		02/28/09
Net sales	$2,950	100%	$2,457	100%
Cost of sales	701	23.8	627	25.5
Gross profit	2,249	76.2	1,830	74.5
Selling, general and administrative	1,089	36.9	1,037	42.2
Research and development	252	8.5	286	11.6
Total operating expenses	1,341	45.5	1,323	53.9
Income from operations	908	30.8	507	20.6
Other income	66	2.2	52	2.1
Net income before taxes	974	33.0	559	21.7
(Provision for) income taxes	(333)	(11.3)	(191)	(7.7)
Net income	$641	21.7%	$368	14.0%

Net Sales
Consolidated net sales increased $493,000, or 20.1%, to $2,950,000 in the second fiscal quarter of 2010 (2QFY10) from $2,457,000 in the second fiscal quarter of 2009 (2QFY09).  Our sales from pharmaceutical and educational software increased approximately $448,000, or 25.2%; and our Words+, Inc. subsidiary’s sales also increased approximately $45,000, or 6.6%, for the quarter.  We attribute the increase in pharmaceutical software sales to a combination of SBIR grant revenue, corroborations/study contracts with large pharmaceutical companies, software licenses to new customers, and licensing of new modules to existing customers, as well as increases in number of licenses with existing customers that outweighed the loss of sales from some customers reported in 2QFY09.

We attribute the increase in Words+ sales primarily to an increase in “MessageMates” product sales to Japan and to sales of our “Conversa” product with preloaded “Say-it! SAM” software.  Increased revenues from these products outweighed decreased revenues from other products.

Cost of Sales
Consolidated cost of sales increased $73,000, or 11.7%, to $701,000 in 2QFY10 from $627,000 in 2QFY09.  Cost of sales as a percentage of revenue for 2QFY10 decreased 1.7% to 23.8% from 25.5% in 2QFY09.  For Simulations Plus (pharmaceutical business), cost of sales decreased $18,000, or 5.6%, and as a percentage of revenue, cost of sales also decreased to 13.6% in 2QFY10 from 18.0% in 2QFY09.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $37,000, or 32.2%, in 2QFY10 compared with 2QFY09.  Royalty expense, a variable cost related to sales of our GastroPlus core program as well as our ADMET Predictor Enslein Metabolism module, decreased approximately $15,000, or 12.0%, in 2QFY10 compared with 2QFY09 due to a reversing royalty cost on the Enslein Metabolism Module resulting from an amended royalty agreement.

For Words+, cost of sales increased $91,000, or 29.7%.  As a percentage of revenue, cost of sales increased to 55.1% in 2QFY10 from 45.3% in 2QFY09.  We attribute the percentage increase in cost of sales for Words+ to sales generated from products with lower margins.  As we mentioned in the sales discussion above, we sold MessageMates to our distributor in Japan with a volume discount, and experienced increased revenue from our “Conversa” product, which has a lower margin, resulting in a higher cost of sales.

Gross Profit
Consolidated gross profit increased $419,000, or 22.9%, to $2,249,000 in 2QFY10 from $1,830,000 in 2QFY09.  We attribute this increase to increased sales of pharmaceutical software and services in addition to increased sales of Words+ products, which outweighed the increase in Words+ cost of goods sold.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses decreased $52,000, or 5.0%, to $1,089,000 in 2QFY10 from $1,037,000 in 2QFY09.  For Simulations Plus, SG&A decreased $11,000, or 1.9%, and as a percentage of sales, SG&A decreased to approximately 26.2% in 2QFY10 from approximately 33.5% in 2QFY09.  The major decreases in SG&A expenses were commissions, and salary expense which outweighed increases in travel expenses, advertisement, consultant fees, contract labor, and telephones.

For Words+, SG&A expenses decreased $63,000, or 14.1%, due primarily to decreases in technical service costs, repairs, and merchant credit card fees.  These decreases outweighed increases in commissions, trade shows, travel, bad debts, salaries and payroll related expenses.

Research and Development
We incurred approximately $509,000 of research and development costs for both companies during 2QFY10.  Of this amount, $257,000 was capitalized and $252,000 was expensed.  In 2QFY09, we incurred $438,000 of research and development costs, of which $152,000 was capitalized and $286,000 was expensed.  The increase of $71,000, or 16.2%, in total research and development expenditures from 2QFY09 to 2QFY10 was due to hiring R&D contractors, salary of a new hire and salary increases to existing staff.

Other income (expense)
Net other income (expense) increased by $14,000, or 26.1%, to $66,000 in 2QFY10 from $52,000 in 2QFY09.  This is due to increases in interest revenues from our Money Market account and gains from currency exchange.

Provision for Income Taxes
The provision for income taxes increased by $142,000, or 74.6%, to $333,000 in 2QFY10 from $191,000 in 2QFY09 due to our estimation of higher provision for income tax in fiscal year 2010.  The tax rate used in this report is lower than standard rate because of various tax credits generated and used during this reporting period.

Net Income
Consolidated net income increased by $273,000, or 74.1%, to $641,000 in 2QFY10 from $368,000 in 2QFY09.  We attribute this increase in profit to the increases in revenue from pharmaceutical software/services and Words+ products, other income, and decreases in operating expenses which outweighed increase in cost of sales and tax provision.

Comparison of Six Months Ended February 28, 2010 and February 28, 2009.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Six Months Ended
	02/28/10		02/28/09
Net sales	$5,387	100%	$4,590	100%
Cost of sales	1,307	24.3	1,187	25.9
Gross profit	4,080	75.7	3,403	74.1
Selling, general and administrative	2,093	38.9	1,940	42.3
Research and development	514	9.5	554	12.1
Total operating expenses	2,607	48.4	2,494	54.3
Income from operations	1,473	27.3	909	19.8
Other income	162	3.0	103	2.2
Net income before taxes	1,635	30.4	1,012	22.1
(Provision for) income taxes	(564)	(10.5)	(332)	(7.2)
Net income	$1,071	19.9%	$680	14.9%

Net Sales
Consolidated net sales increased $797,000, or 17.4%, to $5,387,000 in the first six months of fiscal year 2010 (6moFY10) from $4,590,000 in the first six months of fiscal year 2009 (6moFY09).  Our sales from pharmaceutical software and services increased approximately $753,000, or 23.5%, and our Words+, Inc. subsidiary’s sales increased approximately $44,000, or 3.2%, for 6moFY10.

We attribute the increase in pharmaceutical software sales to increased licenses, both to new customers and for new modules, additional licenses to renewal customers, SBIR grant, and corroborations/contract studies.  We attribute the increase in Words+ sales to sales of our new “Conversa™” with Say-It! SAM software and “MessageMates” ordered from Japan.  Those increases outweighed decreases in “Freedom” and “TuffTalker” product sales.

Cost of Sales
Consolidated cost of sales increased $120,000, or 10.1%, to $1,307,000 in 6moFY10 from $1,187,000 in 6moFY09.  Cost of sales as a percentage of revenue in 6moFY10 decreased 1.6% to 24.3% from 25.9% in 6moFY09.  For Simulations Plus, cost of sales increased $48,000, or 8.9%; however, as a percentage of revenue, cost of sales decreased to 14.9% in 6moFY10 from 16.9% in 6moFY09.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $64,000, or 28.0%, in 6moFY10 compared with 6moFY09.  Royalty expense, which is a variable cost related to sales of our GastroPlus core program as well as our new ADMET Predictor Enslein Metabolism Module, increased approximately $2,000, or 1.2%, in 6moFY10 compared with 6moFY09. This amount was reduced by $12,000 in royalties for the Enslein Metabolism Module as a result of an amended royalty agreement.

For Words+, cost of sales increased $72,000, or 11.2%.  As a percentage of revenue, cost of sales also increased to 50.2% in 6moFY10 from 46.6% in 6moFY09.  We attribute the percentage increase in cost of sales for Words+ to sales generated from products with lower margins.  As we mentioned in the sales discussion above, we sold MessageMates to our distributor in Japan with a volume discount. Increased revenue from our “Conversa” product which has a lower margin, also resulted in higher cost of sales.

Gross Profit
Consolidated gross profit increased $677,000, or 19.9%, to $4,080,000 in 6moFY10 from $3,403,000 in 6moFY09.  We attribute this increase to increased sales of pharmaceutical software and services with healthy gross margin which outweighed the decrease in gross profit from Words+ products.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses increased $153,000, or 7.9%, to $2,093,000 in 6moFY10 from $1,940,000 in 6moFY09.  For Simulations Plus, SG&A increased $68,000, or 6.0%; however, as a percentage of sales, SG&A decreased 3.0%, from 51.2% in 6moFY09 to 54.3% in 6moFY10.  The major increases in SG&A expenses were expanded trade shows, travel, professional fees, and consultant fees which outweighed decreases in commissions and salary expense in 6moFY10.

For Words+, SG&A expenses increased $84,000, or 10.5%, to $884,000 in 6moFY10 from $800,000 in 6moFY09.  We attribute this increase in SG&A to an increase in restructured commission expense to be competitive with other companies in the industry, contract labor, repairs, salaries and payroll-related expenses which outweighed decreases in bad debts, technical service costs, and equipment rental.

Research and Development
We incurred approximately $970,000 of research and development costs for both companies in 6moFY10.  Of this amount, $456,000 was capitalized and $514,000 was expensed.  In 6moFY09, we incurred $907,000 of research and development costs, of which $353,000 was capitalized and $554,000 was expensed.  The increase of $63,000, or 7.0%, in total research and development expenditures from 6moFY09 to 6moFY10 was due to a combination of salaries for new hires and salary increases and bonuses to existing staff.

Other income
Net other income in 6moFY10 increased by $59,000, or 57.1%, from $103,000 to $162,000.  This is due to increased interest revenues from Money Market accounts and a gain on currency exchange from the billing in foreign currencies at the request from our customers.

Provision for Income Taxes
The provision for income taxes increased by $232,000, or 69.9%, to $564,000 in 6moFY10 from $332,000 in 6moFY09.  This increase is due primarily to our estimation of higher provision for income tax in fiscal year 2010.  The tax rate used in this report is lower than standard rate because of various tax credits generated and used during this reporting period.

Net Income (loss)
Consolidated net income increased by $391,000, or 57.5%, to $1,071,000 in 6moFY10 from $680,000 in 6moFY09.  We attribute this increase in profit to the increases in revenue from pharmaceutical software/services and Words+ products, other income, and decreases in operating expenses which outweighed increase in cost of sales and tax provision.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks.  Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas.  The exception is that we were compensated in Japanese yen by some Japanese customers and in Euros by one European customer.  As a result, we experienced a larger gain in Q2FY10 than Q2FY09 from currency exchange.  In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction.  To date, exchange rate exposure has not resulted in a material impact.

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

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of February 28, 2010.

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

Part II.  Other Information

Item 1.	Legal Proceedings
The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings of any kind.

Item 1A.	Not applicable.

Item 2.	Changes in Securities
Since December 2008, the Company has been buying back its own shares, and plans to continue its share repurchase in accordance with its share repurchase plan.  Under the original repurchase program, the Company has bought back 1,026,483 shares by the end of February 28, 2010.  On January 10, 2010, the board of directors authorized a renewed share repurchase program effective as of February 15, 2010.  The renewed program enables the Company the buyback of up to one million shares during a 12-month period.  As of February 28, 2010, the Company has not bought back any shares under this renewed repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders

On February 19, 2010, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

1.           Election of five (5) directors.
Walter Woltosz
Virginia Woltosz
Dr. David Z. D'Argenio
Dr. Richard Weiss
H. Wayne Rosenberger

2.           To ratify the selection of Rose, Snyder, and Jacobs CPAs as the Company's independent public accountants.

The above proposals were approved and the results of the balloting at the meeting are summarized in the following table.

Proposal	Votes For	Votes Against	Votes Abstaining	Votes Withheld	Total
(1) Walter Woltosz	8,594,286			500,013	15,499,160
(1) Virginia Woltosz	8,589,798			504,501	15,499,160
(1) Dr. David Z. D'Argenio	9,084,954			9,345	15,499,160
(1) Dr. Richard Weiss	9,084,954			9,345	15,499,160
(1) H. Wayne Rosenberger	9,084,954			9,345	15,499,160
(2)	14,305,070	2,046	17,510		15,499,160

Item 5.	Other Information
None.

Item 6.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of Simulations Plus, Inc. (1)
3.2	Amended and Restated Bylaws of Simulations Plus, Inc. (1)
4.1	Articles of Incorporation of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.1 hereof) and Bylaws of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.2 hereof)
4.2	Form of Common Stock Certificate (1)
4.3	Share Exchange Agreement (1)
10.1	Simulations Plus, Inc. 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1)
10.24	Exclusive License Software Agreement by and between Simulations Plus, Inc. and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.43	Lease Agreement by and between Simulations Plus, Inc. and Venture Freeway, LLC. (4)
10.45	Employment Agreement by and between the Company and Walter S. Woltosz (5)
10.46	Simulations Plus, Inc. 2007 Stock Option Plan (the “2007 Option Plan”) (6))
21.1	List of Subsidiaries (8)
31.1	Rule 13a-14(a)/15d-14(a) – Certification of Chief Executive Officer (CEO). (7)
31.2	Rule 13a-14(a)/15d-14(a) – Certification of Chief Financial Officer (CFO). (7)
32	Section 1350 – Certification of CEO and CFO. (7)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(6)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2009.
(7)	Filed herewith.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 14, 2010.

Simulations Plus, Inc.

Date: April 14, 2010	By:	/s/ MOMOKO BERAN
Momoko Beran
Chief Financial Officer
(Principal Financial Officer)