Form 10-Q
period 2010-05-31
SIMULATIONS PLUS INC
filed 2010-07-15
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended May 31, 2010

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

42505 10th Street West
Lancaster, CA  93534-7059
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 12, 2010 was 15,800,007 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.
FORM 10-Q Quarterly Report
For the Quarterly Period Ended May 31, 2010

Table of Contents

PART I.  FINANCIAL INFORMATION

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
May 31, 2010 (Unaudited) and August 31, 2009 (Audited)

ASSETS
	May 31, 2010	August 31, 2009
Current assets
Cash and cash equivalents	$8,583,193	$7,473,485
Accounts receivable, net of allowance for doubtful accounts
and estimated contractual discounts of $394,428 and $447,073	2,164,277	1,888,904
Contracts receivable	169,346	79,565
Income tax refund receivable	524,151	-
Inventory	408,741	325,926
Prepaid expenses and other current assets	101,332	158,738
Deferred income taxes	384,492	338,516
Total current assets	12,335,532	10,265,134

Capitalized computer software development costs,
net of accumulated amortization of $4,321,641 and $3,843,743	2,154,995	1,942,893
Property and equipment, net (note 3)	44,340	53,220
Customer relationships, net of accumulated amortization of $115,574 and $104,728	12,468	23,314
Other assets	18,445	18,445

Total assets	$14,565,780	$12,303,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$281,387	$199,218
Accrued payroll and other expenses	520,463	552,431
Accrued bonuses to officers	60,000	60,000
Accrued warranty and service costs	40,731	43,236
Accrued income taxes	247,614	-
Deferred revenue	191,922	82,190
Total current liabilities	1,342,117	937,075

Long-Term liabilities
Deferred income taxes	432,761	795,140

Total liabilities	1,774,878	1,732,215

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
50,000,000 shares authorized
15,852,464 and 15,700,382 shares issued and outstanding on May 31, 2010
and August 31, 2009, respectively.	4,324	4,172
Additional paid-in capital	5,981,591	5,572,411
Retained earnings	6,804,987	4,994,208

Total shareholders' equity	12,790,902	10,570,791

Total liabilities and shareholders' equity	$14,565,780	$12,303,006

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended May 31,
(Unaudited)

	Three months ended		Nine months ended
	2010	2009	2010	2009

Net sales	$3,118,936	$2,713,524	$8,505,707	$7,303,536

Cost of sales	699,402	582,954	2,006,766	1,768,804

Gross profit	2,419,534	2,130,570	6,498,941	5,534,732

Operating expenses
Selling, general, and administrative	1,117,557	989,165	3,210,649	2,929,578
Research and development	234,318	294,284	747,741	849,484

Total operating expenses	1,351,875	1,283,449	3,958,390	3,779,062

Income from operations	1,067,659	847,121	2,540,551	1,755,670

Other income (expense)
Interest income	27,433	20,105	73,479	73,098
Interest expense	-	-	(303)	-
Miscellaneous income	1,000	514	1,231	557
Gain on sales of property and equipment	969	-	1,993	-
Gain on currency exchange	14,955	20,233	130,149	70,449

Total other income (expense)	44,357	40,852	206,549	144,104

Income before provision for income taxes	1,112,016	887,973	2,747,100	1,899,774

Provision for income taxes	(371,903)	(318,840)	(936,321)	(650,846)

Net income	$740,113	$569,133	$1,810,779	$1,248,928

Basic earnings per share	$0.05	$0.04	$0.11	$0.08

Diluted earnings per share	$0.04	$0.03	$0.11	$0.07

Weighted-average common shares outstanding
Basic	16,023,000	16,051,133	15,832,791	16,222,867

Diluted	16,830,281	16,925,581	16,499,813	17,194,349

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31,
(Unaudited)

	2010	2009
Cash flows from operating activities
Net income	$1,810,779	$1,248,928
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	19,440	16,609
Amortization of customer relationships	10,846	15,335
Amortization of capitalized computer software development costs	477,900	381,390
Bad debts	139,419	219,998
Stock-based compensation	81,175	129,660
Gain on sales of property and equipment	(1,024)	-
Deferred income taxes	198,071	65,100

(Increase) decrease in
Accounts receivable	(479,996)	(764,257)
Inventory	(82,815)	38,741
Other assets	57,406	110,400
Increase (decrease) in
Accounts payable	82,169	84,350
Accrued payroll and other expenses	(31,968)	(11,510)
Accrued income taxes	247,614	115,689
Accrued warranty and service costs	(2,505)	6,300
Deferred revenue	109,732	(41,000)

Net cash provided by operating activities	2,636,243	1,615,733

Cash flows from investing activities
Purchases of property and equipment	(34,113)	(34,777)
Proceeds from sale of investments	-	750,000
Capitalized computer software development costs	(690,002)	(490,327)

Net cash provided by (used in) investing activities	(724,115)	224,896

Cash flows from financing activities
Repurchase of common stock	(882,100)	(447,825)
Proceeds from the exercise of stock options	79,680	90,210

Net cash used in financing activities	(802,420)	(357,615)

Net increase in cash and cash equivalents	$1,109,708	$1,483,014

Cash and cash equivalents, beginning of year	7,473,485	5,889,601

Cash and cash equivalents, end of period	$8,583,193	$7,372,615

Supplemental disclosures of cash flow information

Interest paid	$303	$-

Income taxes paid	$426,026	$377,216

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2010, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2009, filed with the SEC on November 30, 2009 and its amendment filed on March 1, 2010. As contemplated by the Securities and Exchange Commission under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments.  Management specifically analyzes the age of customer balances, historical bad debt experience, customer creditworthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances.  If management determines that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made.  Accounts receivable are written off when all collection attempts have failed.  We also estimate the contractual discount obligation for third-party funding such as Medicare, Medicaid, and private insurance companies.  Those estimated discounts are reflected in the allowance for doubtful accounts and contractual discounts.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $477,900 and $381,390 for the nine months ended May 31, 2010 and 2009, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The following table summarizes fair value measurements by level at May 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$8,583,193	$-	$-	$8,583,193

Total	$8,583,193	$-	$-	$8,583,193

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, accrued bonuses to officers, and accrued warranty and service costs, the amounts approximate fair value due to their short maturities.

Shipping and Handling
Shipping and handling costs, recorded as cost of sales, amounted to $88,944 and $75,058 for the nine months ended May 31, 2010 and 2009, respectively.

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

The difference between income tax expense attributable to continuing operations and the amount of income tax expenses that would result from applying domestic federal statutory rates to pre-tax income is mainly related to state income taxes, offset by the utilization of research and development credits for federal and state purposes.  Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties amounted to $731 and $1,028 for the nine months ended May 31, 2010 and 2009, respectively.

Customer relationships
We purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the nine months ended May 31, 2010 and 2009 amounted to $10,847 and $15,335, respectively.  Accumulated amortization as of May 31, 2010 and 2009 was $115,574 and $100,364, respectively.

Earnings per Share
We report earnings per share in accordance with FASB ASC 260-10.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the nine months ended May 31, 2010 and 2009 were as follows:

	05/31/2010	05/31/2009
Numerator
Net income attributable to common shareholders	$1,810,779	$1,248,928

Denominator
Weighted-average number of common shares outstanding during the year	15,832,791	16,222,867
Dilutive effect of stock options	667,022	971,482

Common stock and common stock equivalents used for diluted earnings per share	16,499,813	17,194,349

Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with FASB ASC 718-10 using the modified prospective method.  Under this method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $81,175 and $129,660 for the nine months ended May 31, 2010 and 2009, respectively, and is included in the condensed consolidated statements of operations as Salaries, Consulting, and Research and Development expense.

Concentrations and Uncertainties
International sales accounted for 31% of net sales for both of the nine months ended May 31, 2010 and 2009.  For Simulations Plus, Inc. (pharmaceutical segment), one customer accounted for 14% of net sales during the nine months ended May 31, 2010, compared with two customers accounting for 14% each of net sales during the nine months ended May 31, 2009.  We license our software on an annual basis, and two large customers renew their licenses during the first nine months of our fiscal year.  Therefore, as a percentage of total revenue, the renewals from those two customers typically result in 23 ~ 28% percent of all Pharmaceutical revenue for the first nine months.

For Words+, Inc., third-party billing, which includes various government agencies as well as private insurance companies, accounted for 57% of net sales during the nine months ended May 31, 2010, compared with 60% of net sales during the nine months ended May 31, 2009.  If changes are made in government funding policies for Words+ products, Words+ revenue may be impacted.  We continually evaluate and monitor regulatory developments in funding matters, and we do not expect Medicare and Medicaid of all 50 states to discontinue their funding of Words+ products; however, there can be no assurances that the current level of revenue from third parties will continue.

We operate in the computer software industry, which is highly competitive and changes rapidly.  Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus (pharmaceutical segment), three customers comprised 27%, 17%, and 14% (a dealer account representing various customers) of its accounts receivable at May 31, 2010, and three customers comprised 21% (one dealer account representing various customers), 18% and 17% of its accounts receivable at May 31, 2009.  For Words+, third-party billing, which includes various government agencies, comprised 86% of its accounts receivable at May 31, 2010, and 88% of its accounts receivable at May 31, 2009.  Collection of those accounts receivable in a timely manner is critical to Words+’ cash flow and its operations.  We have three dedicated funding/billing personnel who continually track such collections.

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

In September 2009, the FASB issued ASU 2009-13, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  ASU 2009-13 amends EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying the guidance.  ASU 2009-13 applies to fiscal years beginning after June 15, 2010, with early application permitted.  We expect to adopt this standard in the first quarter of fiscal 2011.  We are currently evaluating the impact ASU 2009-13 will have on our consolidated financial statements.

Note 3:  PROPERTY AND EQUIPMENT

Property and equipment as of May 31, 2010 consisted of the following:

Equipment	$80,830
Computer equipment	386,216
Furniture and fixtures	61,498
Automobile	21,769
Leasehold improvements	53,898
Sub total	604,211
Less: Accumulated depreciation and amortization	(559,871)
Net Book Value	44,340

Note 4:  COMMITMENTS AND CONTINGENCIES

Employment Agreement
On August 31, 2009, we entered into an employment agreement with our President/Chief Executive Officer that expires in August 2011.  The employment agreement provides for an annual base salary of $275,000 per year, and a performance bonus in an amount not to exceed 10% of the Employee’s salary, or $27,500 per year, at the end of each fiscal year.  The specific amount of the bonus to be awarded will be determined by the Compensation Committee of the Board of Directors, based on the financial performance and achievements of the Company for the previous fiscal year.  The agreement also provides Employee stock options, exercisable for five years, to purchase fifty (50) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 120,000 options over the term of the agreement.  We may terminate the agreement upon 30 days' written notice if termination is without cause.  Our only obligation would be to pay the President the greater of a) 12 months' salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

Litigation
We are not a party to any litigation at this time and we are not aware of any pending litigation of any kind.

Note 5: SHAREHOLDERS’ EQUITY

Stock Repurchase
On October 23, 2008, the board of directors authorized a share repurchase program (Phase I) enabling the buyback of up to $2.5 million in shares during a 12-month period beginning Monday, October 27, 2008.  The actual repurchase started on December 2, 2008; therefore the board of directors extended it through December 1, 2009 in order to have a full 12-month period.  We opened an account with Morgan Stanley Smith Barney for the purchase of such securities. Funds for any stock purchases are drawn from our cash reserves.

On January 10, 2010, the board of directors authorized a renewed share repurchase program (Phase II) effective as of February 15, 2010.  The renewed program enables the Company to buy back up to one million shares during a 12-month period.

The details of repurchases made during the nine months ended May 31, 2010 are listed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan (including broker’s fees)
As of 08/31/09	846,842	$1.2569	$1,416,564
09/01/09 to 09/30/09	82,630	$1.6989	$1,274,155
10/01/09 to 10/31/09	52,364	$1.5685	$1,190,386
11/01/09 to 11/30/09	42,061	$1.4884	$1,126,560
12/01/09	2,586	$1.3823	$1,122,985

Phase I Total	1,026,483	$1.3182

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Shares Authorized for Repurchase Under the Share Repurchase Plan – Phase II
04/01/10 to 04/30/10	86,976	$2.2237	913,024
05/01/10 to 05/31/10	170,101	$2.3515	742,923

Phase II Total	257,077	$2.3083

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

TRANSACTIONS IN FY 2010

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding, August 31, 2009	2,862,536	$0.97
Granted	252,666	$1.79
Exercised/Released	(885,000)	$0.60
Cancelled/Forfeited	(27,000)	$1.47
Expired	(617,000)	$1.47
Outstanding, May 31, 2010	1,586,202	$1.11	4.4
Exercisable, May 31, 2010	1,014,736	$0.86	3.4

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.4 years at May 31, 2010.  The exercise prices for the options outstanding at May 31, 2010 ranged from $0.26 to $3.02, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.26	$0.75	443,436	0.8 years	$0.37	443,436	0.8 years	$0.37
$0.76	$1.25	762,100	6.1 years	$1.08	530,100	5.2 years	$1.13
$1.26	$3.02	380,666	5.2 years	$2.04	41,200	7.8 years	$2.71
		1,586,202	4.4 years	$1.11	1,014,736	3.4 years	$0.86

Other Stock Options
As of May 31, 2010, the Board of Directors holds options to purchase 63,000 shares of common stock at exercise prices ranging from $0.30 to $6.68, which were granted prior to May 31, 2010.

TRANSACTIONS IN FY 2010

Transactions in FY10	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2009	51,000	$1.89
Granted	12,000	$1.67
Exercised	-	$-
Expired	-	$-
Outstanding, May 31, 2010	63,000	$1.85
Exercisable, May 31, 2010	42,000	$1.63

Note 6:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with ASC 280-10.  Our reportable segments are strategic business units that offer different products and services.  Results for each segment and consolidated results are as follows for the nine months ended May 31, 2010 and May 31, 2009 (in thousands):

May 31, 2010

	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$6,287	$2,219		$8,506
Income (loss) from operations	2,763	(222)		2,541
Identifiable assets	14,496	1,590	$(1,520)	14,566
Capital expenditures	22	12		34
Depreciation and Amortization	466	42		508

May 31, 2009

	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$5,194	$2,110		$7,304
Income (loss) from operations	1,326	(77)		1,249
Identifiable assets	12,417	2,045	$(1,687)	12,775
Capital expenditures	15	20		35
Depreciation and Amortization	374	39		413

In addition, the Company allocates revenues to geographic areas based on the locations of its customers.  Geographical revenues for the nine months ended May 31, 2010 and 2009 were as follows (in thousands):

May 31, 2010

	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	$3,749	$1,680	$850	$-	$8	$6,287
Words+, Inc.	2,121	25	36	37	-	2,219
Total	$5,870	$1,705	$886	$37	$8	$8,506

May 31, 2009
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	$3,023	$1,457	$714	$-	$-	$5,194
Words+, Inc.	2,027	24	17	42	-	2,110
Total	$5,050	$1,481	$731	$42	$-	$7,304

Note 7:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation.  We can also elect to make a profit-sharing contribution.  Our contributions to this Plan amounted to $62,864 and $60,661 for the nine months ended May 31, 2010 and May 31, 2009, respectively.

Note 8:  SUBSEQUENT EVENT

In April 2010, we started buying back our own shares under the renewed repurchase program, and we plan to continue our share repurchase in accordance with the share repurchase plan, which authorizes up to 1 million shares through February 15, 2011.  Our repurchases from June 1 through July 12, 2010 are summarized in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Shares Authorized to Purchase Under the Share Repurchase Plan
06/01/10 to 06/30/10	33,665	$2.3634	709,258
07/01/10 through 07/12/10	18,789	$2.4433	690,469
Total	52,454	$2.3920

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

General

BUSINESS

Simulations Plus, Inc. (together with its subsidiary referred to as the “Company,” “us,” “we,” or “our”) and its wholly owned subsidiary, Words+, Inc. (“Words+”) produce different types of products: (1) Simulations Plus, incorporated in 1996, develops and produces software for use in pharmaceutical research and for education, as well as provides contract research services to the pharmaceutical industry.  Simulations Plus has also taken over responsibility for producing a personal productivity software program called Abbreviate!, originally spun out of products for the disabled by Words+ for the retail market, and (2) Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities. For the purposes of this document, we sometimes refer to the two businesses as “Simulations Plus” when referring to the business that is pharmaceutical software and services, educational software, and Abbreviate!, and “Words+” when referring to the business that is focused on assistive technologies for persons with disabilities.

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

ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) Predictor provides a collection of highly sophisticated and statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures.  Our models are built using state-of-the-art machine learning approaches that are based primarily on artificial neural network ensembles (groups of artificial neural networks), using a proprietary training methodology that we have developed over the past 8 years. The quality of our models has been consistently evaluated in published scientific reports by independent third parties to provide the most accurate prediction capabilities available today.

This capability means a chemist can merely draw a molecule diagram and get estimates of a wide variety of properties, even though the molecule has never existed. Drug companies continually search through millions of such “virtual” molecular structures as they attempt to find new drugs. It has been estimated that there are somewhere on the order of 1062 possible drug-like molecular structures. That is such a huge number that it is difficult to comprehend. If we could evaluate a trillion molecules (1012) per second (we cannot), it would still take 1050 seconds to evaluate them all -- that’s about 10,000,000,000,000,000,000,000,000,000,000,000,000,000,000 years. The age of the universe is said to be less than 100,000,000,000 years. Clearly, we will never be able to make and test all of them, so computerized methods are the only hope to even scratch the surface of the total “chemical space” for potential pharmaceutical products.

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

Several independent studies have been published that compare the accuracy of software programs like ADMET Predictor. In almost every case, ADMET Predictor has been ranked first in accuracy. The specific set of molecules used in such studies, as well as the statistics used for comparison, often favors one program over others; however, across all published studies, ADMET Predictor has been top-ranked far more than any other program. This is a remarkable accomplishment, considering the greater size and resources of many of our competitors.

ADMET Predictor includes ADMET Modeler™. ADMET Modeler was first released in July of 2003 as a separate product (with the name QMPRchitect™ back then), and was integrated into ADMET Predictor in 2006. This powerful program automates the training of the predictive models used in ADMET Predictor, so they are produced in a small fraction of the time once required. For example, new toxicity models were developed in a matter of a few hours once we completed the tedious effort of “cleaning up” the databases (which often contain a significant number of errors). Prior to the availability of ADMET Modeler, we would have needed as much as three months to develop each new model after cleaning the databases to obtain similar results.

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

During the third quarter, we have worked to bring to conclusion a nearly year-long effort to develop the next major release of ADMET Predictor, which will be called version 5.0. This new version has taken advantage of our work on our Small Business Innovation Research (SBIR) grant with the National Institutes of Health (NIH) to enhance the atomic partial charge calculations and the resultant improved descriptor set from which all models are built. We expect to release ADMET Predictor 5.0 in the fourth quarter with all new retrained models, additional models not currently offered, and a variety of user interface improvements to set this best-in-class software even further ahead of the competition. We’re also continuing to work on the ability to predict which atoms in a molecule are most likely to be affected by metabolism by certain enzymes. This is an exciting new capability that is a part of our SBIR grant effort, and we expect it will add an important new capability to ADMET Predictor when it is completed.

MedChem Studio™ (formerly ClassPharmer™)
We have renamed our former ClassPharmer product to MedChem Studio to reflect the greatly enhanced capabilities it now has over the original ClassPharmer product. MedChem Studio has become a powerful tool for medicinal and computational chemists for both data mining and for designing new drug-like molecules. Coupled with ADMET Predictor, the two programs provide an unmatched capability for chemists to search through huge libraries of compounds to find the most promising classes and molecules that are active against a particular target. In addition, MedChem Studio with ADMET Predictor can take an interesting (but not acceptable) molecule and very quickly generate and evaluate high quality analogs (i.e., similar new molecules) using several different algorithms. The result is new molecules that are predicted to be both active against the target as well as acceptable in a variety of ADMET properties.

MedChem Studio’s molecule design capabilities provide a number of powerful ways for chemists to rapidly generate large numbers of novel chemical structures based on intelligence from compounds that have already been synthesized and tested, or from basic chemical reactions selected by the user. Export of results is available in Microsoft Excel™ format as well as other convenient file formats requested by users.

During the third quarter, the “refactoring” effort was substantially completed, with the result that  the in-house test version of MedChem Studio is now both faster and more compact, and has a significant number of new powerful options for visualizing various types of information generated by the program. We believe the upcoming release of MedChem Studio will be received with considerable excitement. We presented results generated with it as part of a scientific poster session at the ADMET 2010 conference in Munich in April, and we have another poster to be presented at a scientific conference in Sheffield, England, in July.

DDDPlus
DDDPlus sales continue to grow as more and more formulation scientists recognize the value of this one-of–a–kind simulation software in their work. During 2009, improvements were added to further enhance the value of this product, including numerous user convenience features, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release formulations.

Development efforts on DDDPlus continued to be minimal during the third quarter because of the heavy load of testing and documentation of the next release of GastroPlus (see below) as well as contract consulting studies that required staff time to complete on schedule. A few small improvements and minor bug fixes were implemented.

GastroPlus
GastroPlus continues to enjoy its “gold standard” status in the industry for its class of simulation software. During the third quarter we have been intensively working to finalize Version 7.0, which will include three major market-expanding capabilities that have been in development for over a year. Software development is essentially complete and a prerelease version is in full production use at several large pharmaceutical companies, all of whom funded various aspects of development for this new version. This release incorporates a highly sophisticated drug-drug interaction simulation capability funded by Roche, the ocular drug delivery model from our funded collaboration with Pfizer, and the pulmonary drug delivery model we developed under our funded collaboration with GlaxoSmithKline. We believe this combination of capabilities will put GastroPlus further in front of the limited competition we see in this market niche.

At an international conference in Shanghai, China, in May 2008, Pfizer scientists presented a scientific poster describing a two-year study in which all four commercially available PBPK (physiologically based pharmacokinetics) simulation programs were compared for their ability to predict human pharmacokinetics from preclinical (animal and in vitro) data. The study was divided into two arms: intravenous and oral dosing. GastroPlus was ranked first in both arms. No other software was ranked consistently second or third. This independent evaluation, which was accomplished via analysis of 21 Pfizer proprietary compounds with data from early discovery all the way through human trials, provides the strongest possible validation of the superiority of GastroPlus in pharmaceutical research and development. In a recent presentation by a Pfizer scientist at the American Association of Pharmaceutical Scientists in November 2009, the point was made that GastroPlus simulations were accepted by the FDA in lieu of an additional clinical trial – the cost and time savings from this type of study provide a very strong testimony to the value of simulation software in pharmaceutical development. We believe that it is experiences such as this that will continue to increase the use of simulation and modeling tools in pharmaceutical research and development so that the pharmaceutical industry will become more and more like the aerospace, automotive, and electronics industries, wherein simulation and modeling are standard tools for design and development.

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

Our marketing intelligence and reorder history indicate that GastroPlus continues to dominate its market niche in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include government agencies in the U.S and abroad, a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, they can also save considerable time and money through simulation. We believe this part of the industry, which we believe includes a few thousand companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus has been growing steadily, adding to the base of annual license renewals each year. Recent consolidations by larger companies have not affected our sales to date. In fact, those companies have typically adopted in silico tools at ever-greater levels, with the result that licenses have increased at renewal time even in the face of such consolidation.

Contract Research and Consulting Services
Our recognized world-class expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 50 prestigious scientific meetings worldwide in the past five years. We frequently conduct contracted studies for large customers (including several of the top 5 pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it, or. The demand for our consulting services has been increasing steadily, and we expect this trend to continue. Long-term collaborations and shorter-term consulting contracts serve both to showcase our technologies and as a way to build and strengthen customer relationships.

Government-Funded Research
We are well along in our $525,000 Phase II SBIR (Small Business Innovation Research) grant awarded by the NIH (National Institutes of Health). This SBIR grant has provided funds that allowed us to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the grant study are funded largely through the grant with some company support.

WORDS+ SUBSIDIARY

PRODUCTS
Our wholly owned subsidiary, Words+, Inc., has been an industry pioneer and technology leader for over 28 years, focused on introducing and improving augmentative and alternative communication and computer access software and devices for people with disabilities. Following closely behind the introduction of four new products last quarter, Words+ introduced EyeProTM, an eyegaze product, at the national CSUN Conference in San Diego during March, 2010. Eyegaze technology allows people to operate a computer or communication device by simply looking at the screen, and has been a major breakthrough for people with severe disabilities. The introduction of an eyegaze product has been our goal for some time, but we were previously unable to negotiate a profitable deal with an outside manufacturer. We have now done so. We’re currently processing EyeProTM orders and shipping product. The addition of EyeProTM to our product line significantly increases the effectiveness of our sales network, as many of our distributors were previously selling a different eyegaze product, and our in-house sales employees had no eyegaze product to offer. We already have twenty EyeProTM products in the field being shown to customers by a trained sales force. When EyeProTM is combined with E Z KeysTM, it becomes one of the most powerful ways to operate standard Windows applications using only the eyes. The combination is more seamless than other eyegaze/communication software products on the market. EyeProTM also combines with the MindExpressTM software that we resell to allow students or anyone operating below the full professional productive mode to chat, send email, make phone calls, etc. from inside MindExpress using special features to make the process easier for people with disabilities. EyeProTM is already producing positive results.

Results of Operations

Comparison of Three Months Ended May 31, 2010 and May 31, 2009.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	05/31/10		05/31/09
Net sales	$3,119	100%	$2,713	100%
Cost of sales	699	22.4	583	21.5
Gross profit	2,420	77.6	2,130	78.5
Selling, general and administrative	1,118	35.8	989	36.5
Research and development	234	7.5	294	10.8
Total operating expenses	1,352	43.4	1,283	47.3
Income from operations	1,068	34.2	847	31.2
Other income	44	1.4	41	1.5
Net income before taxes	1,112	35.7	888	32.7
(Provision for) income taxes	(372)	(11.9)	(319)	(11.8)
Net income	$740	23.7%	$569	20.9%

Net Sales
Consolidated net sales increased $406,000, or 14.9%, to $3,119,000 in the third fiscal quarter of 2010 (3QFY10) from $2,713,000 in the third fiscal quarter of 2009 (3QFY09).  Our sales from pharmaceutical and educational software increased approximately $340,000, or 17.1%; and our Words+, Inc. subsidiary’s sales also increased approximately $66,000, or 9.1%, for the quarter.  We attribute the increase in pharmaceutical software sales to increases in number of licenses with new and existing customers, licensing of new modules to existing customers, and SBIR grant revenue which outweighed the decrease in corroborations/study contracts after completing major contracts.  We attribute the increase in Words+ sales of our “Conversa” product with preloaded “Say-it! SAM” software.  Increased revenues from these products outweighed decreased revenues from other products.

Cost of Sales
Consolidated cost of sales increased $116,000, or 20.0%, to $699,000 in 3QFY10 from $583,000 in 3QFY09.  Cost of sales as a percentage of revenue for 3QFY10 increased 0.9% to 22.4% from 21.5% in 3QFY09.  For Simulations Plus (pharmaceutical business), cost of sales increased $76,000, or 27.5%, and as a percentage of revenue, cost of sales also increased to 15.3% in 3QFY10 from 14.0% in 3QFY09.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $32,000, or 41.0%, in 3QFY10 compared with 3QFY09.  Royalty expense, a variable cost related to sales of our GastroPlus core program as well as our ADMET Predictor Enslein Metabolism module, increased approximately $50,000, or 12.0%, in 3QFY10 compared with 3QFY09.  This increase is due to a price increase on which royalty calculations are based.

For Words+, cost of sales increased $40,000, or 13.1%.  As a percentage of revenue, cost of sales increased to 43.4% in 3QFY10 from 41.8% in 3QFY09.  We attribute the percentage increase in cost of sales for Words+ to sales generated from products with lower margins.  As we mentioned in the sales discussion above, we experienced increased revenue from our “Conversa” product, which has a lower margin, resulting in a higher cost of sales.

Gross Profit
Consolidated gross profit increased $290,000, or 13.6%, to $2,420,000 in 3QFY10 from $2,130,000 in 3QFY09.  We attribute this increase to increased sales of pharmaceutical software and services in addition to increased sales of Words+ products, which outweighed the increase in cost of goods sold.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses increased $129,000, or 13.0%, to $1,118,000 in 3QFY10 from $989,000 in 3QFY09.  For Simulations Plus, SG&A increased $40,000, or 6.2%; however as a percentage of sales, SG&A decreased to approximately 29.0% in 3QFY10 from approximately 31.6% in 3QFY09.  The major increases in SG&A expenses were investor relations, salaries and payroll related expenses, such as payroll tax and health insurance, which outweighed decreases in travel expenses, consultant fees, and professional fees.

For Words+, SG&A expenses increased $89,000, or 25.1%, due to increases in travel, commissions, salaries and payroll related expenses.  These increases outweighed decreases in allowances for bad debts.

Research and Development
We incurred approximately $468,000 of research and development costs for both companies during 3QFY10.  Of this amount, $234,000 was capitalized and $234,000 was expensed.  In 3QFY09, we incurred $432,000 of research and development costs, of which $138,000 was capitalized and $294,000 was expensed.  The increase of $36,000, or 8.3%, in total research and development expenditures from 3QFY09 to 3QFY10 was due to hiring outside R&D contractors, salary of a new hire and salary increases to existing staff.

Other income (expense)
Net other income (expense) increased by $3,000, or 8.6%, to $44,000 in 3QFY10 from $41,000 in 3QFY09. This is due to increased interest revenues from our Money Market account, which outweighed decreases in gains from currency exchange.

Provision for Income Taxes
The provision for income taxes increased by $53,000, or 16.6%, to $372,000 in 3QFY10 from $319,000 in 3QFY09 due to our estimation of higher provision for income tax in fiscal year 2010.  The tax rate used in this report is somewhat lower than the standard rate because of various tax credits generated and used during this reporting period.

Net Income
Consolidated net income increased by $171,000, or 30.0%, to $740,000 in 3QFY10 from $569,000 in 3QFY09.  We attribute this increase in profit to the increases in gross profits from pharmaceutical software/services and Words+ products, other income, and decrease in R&D expense which outweighed increases in SG&A expense and tax provision.

Comparison of Nine months Ended May 31, 2010 and May 31, 2009.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Nine months Ended
	05/31/10		05/31/09
Net sales	$8,506	100%	$7,303	100%
Cost of sales	2,007	23.6	1,769	24.2
Gross profit	6,499	76.4	5,534	75.8
Selling, general and administrative	3,210	37.7	2,929	40.1
Research and development	748	8.8	849	11.6
Total operating expenses	3,958	46.5	3,778	51.7
Income from operations	2,541	29.9	1,756	24.0
Other income	206	2.4	144	2.0
Net income before taxes	2,747	32.3	1,900	26.0
(Provision for) income taxes	(936)	(11.0)	(651)	(8.9)
Net income	$1,811	21.3%	$1,249	17.1%

Net Sales
Consolidated net sales increased $1,203,000, or 16.5%, to $8,506,000 in the first nine months of fiscal year 2010 (9moFY10) from $7,303,000 in the first nine months of fiscal year 2009 (9moFY09).  Our sales from pharmaceutical software and services increased approximately $1,093,000, or 21.0%, and our Words+, Inc. subsidiary’s sales increased approximately $110,000, or 5.2%, for 9moFY10.

We attribute the increase in pharmaceutical software sales to increased licenses to new customers, to licenses both for new modules and additional licenses to renewal customers, to SBIR grant revenues, and to collaborations/contract studies. We attribute the increase in Words+ sales to sales of our new “Allora”, “ConversaTM” with Say-It! SAM software and “MessageMates” ordered from Japan. Those increases outweighed decreases in “Freedom” and “TuffTalker” product sales.

Cost of Sales
Consolidated cost of sales increased $238,000, or 13.5%, to $2,007,000 in 9moFY10 from $1,769,000 in 9moFY09.  Cost of sales as a percentage of revenue in 9moFY10 decreased 0.6% to 23.6% from 24.2% in 9moFY09.  For Simulations Plus, cost of sales increased $126,000, or 15.4%; however, as a percentage of revenue, cost of sales decreased to 15.1% in 9moFY10 from 15.8% in 9moFY09.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $96,000, or 27.6%, in 9moFY10 compared with 9moFY09.  Royalty expense, which is a variable cost related to sales of our GastroPlus core program as well as our new ADMET Predictor Enslein Metabolism Module, increased approximately $52,000, or 15.9%, in 9moFY10 compared with 9moFY09.

For Words+, cost of sales increased $112,000, or 11.8%. As a percentage of revenue, cost of sales also increased to 47.8% in 9moFY10 from 44.9% in 9moFY09. We attribute the percentage increase in cost of sales for Words+ to increased percentage of sales generated from products with lower margins. As we mentioned in the sales discussion above, we sold MessageMates to our distributor in Japan with a volume discount. Increased revenue from our “Conversa” product which has a lower margin, also resulted in higher cost of sales.

Gross Profit

Consolidated gross profit increased $965,000, or 17.4%, to $6,499,000 in 9moFY10 from $5,534,000 in 9moFY09. We attribute this increase to increased sales of pharmaceutical software and services with healthy gross margins, which outweighed the decrease in gross profit from Words+ products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (SG&A) expenses increased $281,000, or 9.6%, to $3,210,000 in 9moFY10 from $2,929,000 in 9moFY09. For Simulations Plus, SG&A increased $108,000, or 6.1%; however, as a percentage of sales, SG&A decreased 4.3%, from 34.2% in 9moFY09 to 29.9% in 9moFY10. The major increases in SG&A expenses were salaries and payroll-related expenses, investor relations, recruiting, equipment rental, professional fees, and consultant fees, which outweighed decreases in commissions and customer relations in 9moFY10.

For Words+, SG&A expenses increased $173,000, or 15.0%, to $1,328,000 in 9moFY10 from $1,155,000 in 9moFY09. We attribute this increase in SG&A to an increase in restructured dealer commission expense to be competitive with other companies in the industry, travel, repairs, contract labor, salaries and payroll-related expenses which outweighed decreases in allowance for bad debts, technical service costs, and equipment rental.

Research and Development

We incurred approximately $1,425,000 of research and development costs for both companies in 9moFY10. Of this amount, $677,000 was capitalized and $748,000 was expensed. In 9moFY09, we incurred $1,340,000 of research and development costs, of which $491,000 was capitalized and $849,000 was expensed. The increase of $85,000, or 6.3%, in total research and development expenditures from 9moFY09 to 9moFY10 was due to a combination of salaries for new hires and salary increases to existing staff.

Other income

Net other income in 9moFY10 increased by $62,000, or 44.0%, from $144,000 to $206,000. This is due to increased interest revenues from a gain on currency exchange from the billing in foreign currencies at the request of our customers.

Provision for Income Taxes

The provision for income taxes increased by $285,000, or 43.9%, to $936,000 in 9moFY10 from $651,000 in 9moFY09. This increase is due to our estimation of higher provision for income tax in fiscal year 2010. The tax rate of approximately 34% used in this report is somewhat lower than the standard rate because of various tax credits generated and used during this reporting period.

Net Income (loss)

Consolidated net income increased by $562,000, or 45.1%, to $1,811,000 in 9moFY10 from $1,249,000 in 9moFY09. We attribute this increase in profit to the increases in revenue from pharmaceutical software/services and Words+ products, other income, and decreases in R&D expense which outweighed increase in cost of sales, SG&A, and tax provision.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks.  Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas.  The exception is that we were compensated in Japanese yen by some Japanese customers and in Euros by one European customer.  As a result, we experienced a larger gain in 9moFY10 than 9moFY09 from currency exchange.  In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction.  To date, exchange rate exposure has not resulted in a material impact.

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

Based on management’s evaluation (with the participation of our chief executive officer and chief financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Item 2.
Changes in Securities
Since December 2008, the Company has been buying back its own shares, and plans to continue its share repurchase in accordance with its share repurchase plan.  Under the original repurchase program, the Company has bought back 1,026,483 shares by the end of December 2009.  On January 10, 2010, the board of directors authorized a renewed share repurchase program effective as of February 15, 2010.  The renewed program enables the Company to buy back up to one million shares during a 12-month period.  As of May 31, 2010, the Company had bought back 257,077 shares under this renewed repurchase program.

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders None.

Item 5.	Other Information None.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of Simulations Plus, Inc. (1)
3.2	Amended and Restated Bylaws of Simulations Plus, Inc. (1)
4.1	Articles of Incorporation of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.1 hereof) and Bylaws of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.2 hereof)
4.2	Form of Common Stock Certificate (1)
4.3	Share Exchange Agreement (1)
10.1	Simulations Plus, Inc. 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1
10.24	Exclusive License Software Agreement by and between Simulations Plus, Inc. and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.43	Lease Agreement by and between Simulations Plus, Inc. and Venture Freeway, LLC. (4)
10.45	Employment Agreement by and between the Company and Walter S. Woltosz (5)
10.46	Simulations Plus, Inc. 2007 Stock Option Plan (the “2007 Option Plan”) (6)
21.1	List of Subsidiaries (7)
31.1	Rule 13a-14(a)/15d-14(a) – Certification of Chief Executive Officer (CEO). (7)
31.2	Rule 13a-14(a)/15d-14(a) – Certification of Chief Financial Officer (CFO). (7)
32	Section 1350 – Certification of CEO and CFO. (7)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(6)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2009.
(7)	Filed herewith.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 15, 2010.

Simulations Plus, Inc.

Date: July 15, 2010	By:	/s/ MOMOKO BERAN
Momoko Beran Chief Financial Officer (Principal Financial Officer)