Form 10-K
period 2010-08-31
SIMULATIONS PLUS INC
filed 2010-11-29
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:  001-32046

Simulations Plus, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4595609 (I.R.S. Employer Identification No.)
42505 Tenth Street West Lancaster, CA 93534-7059 (Address of principal executive offices including zip code)	(661) 723-7723 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common Stock, par value $0.001 per share	Name of Each Exchange on Which Registered NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of February 26, 2010, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date, was approximately $15,211,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of November 26, 2010, 15,501,979 shares of the registrant’s common stock, par value $0.001 per share were outstanding, and no shares of preferred stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2010

i

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

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in this document and in our other filings with the Securities and Exchange Commission (“SEC”).

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise.

PART I

ITEM 1 –BUSINESS

Overview of the Company
Simulations Plus, Inc. (“Simulations Plus”, or together with Words+, Inc. (“Words+”) its wholly owned subsidiary referred to as the “Company,” “us,” “we,” or “our”), produces different types of products: Simulations Plus was incorporated in California in 1996 and develops and produces software for use in pharmaceutical research and for education, as well as provides contract research services to the pharmaceutical industry.  Simulations Plus has also taken over responsibility for producing a personal productivity software program called Abbreviate!, originally spun out of products for the disabled by Words+ for the retail market. Words+, which was founded in 1981, produces computer software and specialized hardware for use by persons with disabilities. For the purposes of this document, we sometimes refer to the two businesses as “Simulations Plus” when referring to the business of pharmaceutical software and services, educational software, and Abbreviate!, and “Words+” when referring to the business that is focused on assistive technologies for persons with disabilities.

Simulations Plus

PRODUCTS
We currently offer four software products for pharmaceutical research: ADMET Predictor™, MedChem Studio™ (formerly known as ClassPharmer™), DDDPlus™, and GastroPlus™.

ADMET Predictor™
Every drug molecule that fails in clinical trials, and every approved drug that gets withdrawn from the market, was bad from the time its structure was first drawn by a chemist or generated by a computer - they don’t become bad later in development. Expensive development activities that attempt to determine whether or not such failed molecules can become useful medicines are wasted resources. Thus, the ability to predict unsuitable characteristics of new molecules as early as possible offers the promise of avoiding costly programs that end up in late-stage failures.  Although not every failure mode can be predicted in this manner, those that can provide a means to reduce the number of failures that frequently occur after years of work and sometimes more than a billion dollars have been spent.

ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) Predictor provides a collection of highly sophisticated and statistically significant numerical models that predict various properties of chemical compounds from just their molecular structures.  Our models are built using proprietary machine learning approaches that are based primarily on artificial neural network ensembles (groups of artificial neural networks).

Having this capability means a chemist can merely draw a molecule diagram and get estimates of a wide variety of properties, even though the molecule has never existed. Drug companies continually search through millions of such “virtual” molecular structures as they attempt to find new drugs. It has been estimated that there are somewhere on the order of 1062 possible drug-like molecular structures. That is such a huge number that it is difficult to comprehend. If we could evaluate a trillion molecules (1012) per second (we cannot), it would still take 1050 seconds to evaluate them all -- that’s about 10,000,000,000,000,000,000,000,000,000,000,000,000,000,000 years. The age of the universe is said to be much less than 100,000,000,000 years. Clearly, we will never be able to make and test all of them, so computerized methods are the only hope to even scratch the surface of the total “chemical space” for potential pharmaceutical products.

The vast majority of drug-like molecules are not suitable as medicines for various reasons. Some have such low solubility that they will not dissolve well, some have such low permeability through cell walls that they will not be absorbed well, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (such as albumin) in blood to such a high extent that little unbound drug is available to reach the target, and many will produce a variety of adverse effects. Identification of such properties in the computer (“in silico”) enables researchers to eliminate poor compounds quickly and early before spending time and money to make them and run experiments to identify their weaknesses. Today, many potential new molecules can be eliminated on the basis of the properties predicted by ADMET Predictor without the need to actually make and test them. We continue to add predictive models for additional properties to allow eliminating even more unsuitable molecules as early as possible.

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

ADMET Predictor includes a subprogram ADMET Modeler™ as an optional module. ADMET Modeler was first released in July of 2003 as a separate product (with the name QMPRchitect™), and was integrated into ADMET Predictor in 2006. This powerful program is what we use to train our  best-in-class predictive models in ADMET Predictor. Having it in ADMET Predictor means our users can train their own proprietary models using their own data for various properties and add them to the commercial models we provide. ADMET Modeler automates the complex training process, so very high quality models are produced in a small fraction of the time once required. For example, new models are typically developed in a matter of a few hours once we complete the tedious effort of “cleaning up” the databases (which often contain a significant number of errors). Prior to the availability of ADMET Modeler, we needed as much as three months to develop each new model after cleaning the database.

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year. Using their own proprietary data to build predictive models provides a second return on this investment; however, in the past, model building has traditionally been a tedious activity performed by specialists. With ADMET Modeler integrated into ADMET Predictor, scientists without model-building experience can now use their own experimental data to quickly create high-quality predictive models.

ADMET Predictor is compatible with the popular Pipeline Pilot™ software offered by Accelrys, Inc.. This software serves as a tool to allow chemists to run several different software programs in series to accomplish a set workflow for large numbers of molecules. In early discovery, chemists often work with hundreds of thousands or millions of “virtual” molecules – molecules that exist only in computer files. Chemists need to decide which few molecules from these large “libraries” should be made and tested or taken further in development. Using Pipeline Pilot with ADMET Predictor (and MedChem Studio™ – see below), perhaps in conjunction with other software products, chemists can create and screen very large libraries faster and more efficiently than by running each program by itself. Perhaps the most important aspect of this process is obtaining accurate property predictions for new molecular structures, so that molecules are not filtered out of the process that would have been successful as medicines, and molecules that cannot become useful medicines are eliminated from wasteful further development activities. Because of ADMET Predictor’s accuracy, we believe we have a significant strategic advantage in this developing area of technology.

MedChem Studio™ (formerly ClassPharmer™)
We have renamed our former ClassPharmer product to MedChem Studio to reflect the greatly enhanced capabilities it now has over the original ClassPharmer product. MedChem Studio has become a powerful tool for medicinal and computational chemists for both data mining and for designing new drug-like molecules. Coupled with the accurate property predictions in ADMET Predictor, the two programs provide an unmatched capability for chemists to search through huge libraries of compounds to find the most promising classes and molecules that are active against a particular target. In addition, MedChem Studio with ADMET Predictor can take an interesting (but not acceptable) molecule and very quickly generate high quality analogs (i.e., similar new molecules) using several different algorithms. The result is new molecules that are predicted to be both active against the target as well as acceptable in a variety of ADMET properties.

MedChem Studio’s molecule design capabilities provide a number of ways for chemists to rapidly generate large numbers of novel chemical structures based on intelligence from compounds that have already been synthesized and tested, or from basic chemical reactions selected by the user. Export of results is available in Microsoft Excel™ format as well as other convenient file formats requested by users.

DDDPlus
DDDPlus simulates in vitro laboratory experiments that measure the rate of dissolution of the drug contained in tablets and capsules in a variety of experimental conditions. This one-of-a-kind software program is used by formulation scientists to reduce the number of cut-and-try attempts to design new drug formulations, as well as to design in vitro experiments to better mimic in vivo conditions. During 2010, improvements were added to further enhance the value of this product, including numerous user convenience features, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release formulations.

Development efforts on DDDPlus continued to be minimal during the fourth quarter because of the heavy load of testing and documentation of the Version 7.0 release of GastroPlus (see below) as well as contract consulting studies that required staff time to complete on schedule. A few small improvements and minor bug fixes were implemented.

GastroPlus
GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently in use at numerous pharmaceutical companies, the U.S. Food and Drug Administration (FDA), and other government agencies in the U.S. and other countries. During the fourth quarter we finalized Version 7.0, which includes three major market-expanding capabilities that have been in development for over a year. This release incorporates a highly sophisticated drug-drug interaction simulation capability funded by Hoffmann La Roche, the ocular drug delivery model from our funded collaboration with Pfizer, and the pulmonary drug delivery model we developed under our funded collaboration with GlaxoSmithKline. We believe this combination of capabilities puts GastroPlus further in front of the limited competition we see in this market niche.

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

The insight gained through GastroPlus simulations can guide project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) the best estimate for “first dose in human” for a new drug prior to Phase I trials, (2) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (3) whether the absorption process is affected by certain enzymes and transporter proteins in the intestinal tract that may cause the amount of drug reaching the blood to be very different after absorption from one region of the intestine to another, (4) when certain properties of a new compound are probably adequately estimated by in silico predictions (such as ADMET Predictor) or from simple experiments, rather than through more expensive and time-consuming in vitro or animal experiments, (5) what the likely variations in blood and tissue concentration levels of a new drug would be in a large population, in different age groups or in different ethnic groups, and (6) whether a new formulation for an existing approved drug is likely to demonstrate “bioequivalence” (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial (important for generic drug companies and the Office of Generic Drugs at the FDA, which has numerous licenses for GastroPlus).

Our marketing intelligence and reorder history indicate that GastroPlus continues to dominate its market niche in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include government agencies in the U.S and abroad, a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, we believe they can also save considerable time and money through simulation. We believe this part of the industry, which we believe includes a few thousand companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus continues to grow steadily, adding to the base of annual license renewals each year. Recent consolidations by larger companies have not affected our sales to date. In fact, because of the increased need for improving productivity, those companies have typically adopted in silico tools at ever-greater levels, with the result that large company licenses have typically increased at renewal time even in the face of such consolidation.

Contract Research and Consulting Services
Our recognized world-class expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 50 prestigious scientific meetings worldwide in the past five years. We frequently conduct contracted studies for large customers (including top 5 pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been increasing steadily, and we expect this trend to continue. Long-term collaborations and shorter-term consulting contracts serve both to showcase our technologies and to build and strengthen customer relationships.

Government-Funded Research
We are well along in our $525,000 Phase II Small Business Innovation Research (“SBIR”) grant awarded by the National Institutes of Health (“NIH”). This SBIR grant has provided funds that allowed us to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the grant study are funded largely through the grant with some company support.

PHARMACEUTICAL SOFTWARE PRODUCT DEVELOPMENT
Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts during this reporting period included:

(1) ADMET Predictor/ADMET Modeler Upgrades
During the fourth quarter, we released version 5.0 of ADMET Predictor, completing a nearly year-long effort that resulted in major improvements to the program. This new version has taken advantage of the progress we have made on our SBIR grant with the NIH, which has enhanced the rapid atomic partial charge calculations and the resultant improved descriptor set from which all models are built. Version 5.0 has all new retrained existing models, plus a number of new property models, as well as a variety of user interface improvements that we believe set this best-in-class software even further ahead of the competition. We are continuing to work under our SBIR grant on the ability to predict which atoms in a molecule are most likely to be affected by metabolism by certain enzymes (metabolic site prediction). This is a new capability, and we expect it will be launched in early 2011.

(2) MedChem Studio
We launched MedChem Studio 1.0 during the fourth quarter, and have been presenting it in a variety of forums since then. Our CEO gave two half-day seminars in Japan in October demonstrating the capabilities of the MedChem Studio/ADMET Predictor combination. MedChem Studio is now both faster and more compact than the previous version of ClassPharmer, and it incorporates a significant number of new data mining options for visualizing various types of information generated by the program. We believe this is a product with potential for wide acceptance as a data mining and de novo molecule design tool. Further improvements are in development and we will be announcing some additional unique and powerful capabilities in the near future.

(3) DDDPlus
We have continued to improve DDDPlus by adding capabilities and features requested by our customers and potential customers, as well as capabilities and features identified in-house.

(4) GastroPlus
Recent improvements to GastroPlus have been many and complex. Most of these developments were funded through our collaborations with three of the top five pharmaceutical companies in the world.  We have added ocular delivery of drugs under one collaboration, nasal/pulmonary delivery under another, and drug-drug interaction analysis under a third. Our recent poster presentations at scientific meetings that have presented analyses done with GastroPlus have drawn considerable interest with respect to these new capabilities.

(5) MembranePlus™
MembranePlus is a computer program that simulates in vitro experiments that measure the permeability of new drug-like molecules through a layer of living cells or through an artificial membrane. These experiments are conducted in order to estimate the permeability of new drug compounds through the cells lining the intestinal walls and other tissues of humans and various animals. However, such experiments often do not produce results that are easily translated into in vivo permeabilities. We believe that a detailed mechanistic simulation of such in vitro experiments can provide the insight and understanding needed to provide reasonably accurate estimates of permeability in different regions of human and animal tissues from in vitro data.

This development effort accelerated during fiscal year 2005 with the hiring of a new Ph.D. scientist who focused on this program.  The simulation is currently predicting the movement of drug molecules from the bulk fluid, into the membranes at the surface of a cell layer, through the surface membrane, through the interior of the cell, into the opposite surface membrane, and through it to the bulk fluid on the opposite side of the cell layer.  Although a few technical issues remain to be resolved, we are optimistic that the simulation can become a unique tool for the analysis of data from these experiments, and can enable researchers to more accurately estimate human intestinal permeability from these in vitro experiments.

This project was put on hold in September 2005 because the scientist responsible for MembranePlus, Dr. Viera Lukacova, was assigned to take over GastroPlus when the previous product manager left the company. We are interviewing candidates to expand the Simulation Technologies Team, one of whom may work on MembranePlus under Dr. Lukacova’s direction.

MARKETING AND DISTRIBUTION
We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our web pages on the Internet, and using various communication media to our compiled database of prospect and customer names. In recent months we added an independent sales representative in Europe, and we have two independent representatives in China; however, our scientific team is also the majority of our sales and marketing team, assisting our Director of Marketing and Sales with trade shows, seminars, and customer training both via Internet and on-site. We believe that this is more effective than a completely separate sales team for several reasons: (1) customers appreciate talking directly with developers who can answer a wide range of technical questions about methods and features, (2) our scientists benefit from direct customer contact by gaining an appreciation for the environment and problems of the customer, and (3) the relationships we build through scientist-to-scientist contact are stronger than through salesperson-to-scientist contacts.

We use the Internet to provide product information and software updates, and as a forum for user feedback and information exchange.  We have cultivated market share in North America, Europe, and in Singapore and Japan, and Internet and e-mail technologies have had a strong positive influence on our ability to communicate with existing and potential customers worldwide.

PRODUCTION
Our pharmaceutical software products are designed and developed entirely by our development team, with locations in Lancaster, Petaluma, San Jose, and San Diego, California. The principal materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house and through outside contractors. In-house graphic art and engineering talent enables us to accomplish this production in a cost-efficient manner.

COMPETITION
In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software.  There are also software companies whose products do not compete directly, but are sometimes closely related.  Our competitors in this field include some companies with financial, personnel, research and marketing resources that are greater than ours. Management believes there is currently no significant competitive threat to GastroPlus or DDDPlus. MedChem Studio and ADMET Predictor/ADMET Modeler operate in a more competitive environment; however, independent product comparisons have been very favorable toward our offerings, with ADMET Predictor consistently ranked first in predictive accuracy. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

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

We are actively seeking acquisitions to expand the pharmaceutical software and services business. Earlier attempts to acquire other companies have not been successful either in arriving at mutually agreeable terms and conditions, or because of adverse conditions discovered during our comprehensive due diligence process.

WORDS+

PRODUCTS
Our wholly owned subsidiary, Words+, has been focused on introducing and improving augmentative and alternative communication and computer access software and devices for people with disabilities for over 29 years. The introduction of EyeProTM, an eyegaze product, in 2010 has increased our revenue and marketshare. Eyegaze technology allows people to operate a computer or communication device by simply looking at the screen, and has been a major breakthrough for people with severe disabilities.

MARKETING AND DISTRIBUTION
We market augmentative and alternative communication products through a network of employee representatives and independent dealers and resellers. Webinars and remote interaction using web-based evaluation, setup and training, introduced last year, have become standard parts of our operation.  During the last two quarters, we have seen an increase in the number of family members, caregivers, teachers, and aides attending the live and recorded webinars. This is a significant change in the speech pathologist-to-patient relationship, and allows the speech pathologists' professional experience and advice to extend beyond the therapy session to achieve more effective results for their clients. It has also allowed our sales force to spend less time training and more time selling.

We currently have 39 sales representatives worldwide: 1 salaried sales manager and 2 salaried sales employees in California, 11 independent distributors and 6 independent resellers in the U.S., and 19 sales representatives overseas – 4 in Australia, and 1 each in New Zealand, Canada, England, Norway, Finland, The Netherlands, France, Ireland, Italy, Israel, Japan, Korea, Mexico, Malaysia, and Taiwan.  We also have 2 inside support persons, who answer e-mails and telephone inquiries on our toll-free telephone line and who provide technical support. Additional outside sales persons and independent dealers and resellers are being actively recruited.

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

We participate in industry conferences held worldwide that are attended by speech pathologists, occupational and physical therapists, special education teachers, parents and consumers.  We and others in the industry demonstrate our products at these conferences and present technical papers that describe the application of our technologies and research studies on the effectiveness of our products.  Words+ attended three major national conferences in October and November 2010. We responded to calls for papers and presented five different professional sessions during these conferences, representing an all time high with more than twice our normal presentation activity. We also advertise in selected publications and websites of interest to persons in this market.

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

Our personnel provide advice and assistance to customers and prospective customers on obtaining third-party financial assistance for purchasing our products. Third-party funding grew slowly for the first 20 years of operation; however, the addition of Medicare coverage for AAC devices in 2001 resulted in significant increases in third-party funding in recent years. Our Medicare/Medicaid and other third-party-funded sales have grown, with the majority of total sales are now funded by a third party.  Medicare/Medicaid sales are subject to funding caps that limit the amounts paid for our products, and payment by some agencies can be slow, making this market segment somewhat more difficult than others. Collection of accounts receivable has been a significant problem from certain state Medicaid agencies, Medicaid, and private insurance. Our financial reporting includes allowances for bad debts that are based on assumptions that we will collect a historical percentage of accounts receivable that fall in different aging categories: less than 6 months, 6-12 months, 12-24 months, and over 24 months. Although we may not give up on any of the invoices that are included in the allowances for bad debts, we recognize that responsible financial reporting requires us to be conservative in these estimates.

PRODUCTION
Disability software products are either loaded onto computer hard disk drives by our employees or copied to diskettes, CD-ROM, or memory cards, which is performed in-house.  Most software customers also buy their notebook personal computers from us, which we purchase at wholesale prices and resell at a markup.  We purchase microprocessors that are part of dedicated devices such as MessageMates™.  We design our cases, printed circuit boards, labels and other components of products such as SAM Communicator™ and our popular Conversa™ Sound Pack.  We outsource the extrusion, machining and manufacturing of certain components.  All final assembly and testing operations are done by our employees at our facility.

Our products are shipped from our Lancaster, California facility either directly to the customer or to the salesperson, dealer or reseller.  Historically for major products, the outside salesperson, dealer or reseller either delivers the product or visits the customer after delivery to provide training. In our new remote location interaction sales and delivery model, more deliveries are being completed utilizing internet with video support for setup, and webinars plus individual live video interaction for training.

COMPETITION
The AAC industry in which we operate is highly competitive and some of our competitors have greater financial and personnel resources than ours.  The industry is made up of about six major competitors including Words+, and a number of smaller ones. Following the introduction of EyePro and other products to complement our current catalog, we are now focused on developing new products in-house.

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

A recent development in the competitive environment is the appearance of communication devices based on the Apple iPod and iPad. This is a change in our industry, a change in service delivery and funding. We are working to determine how we fit in this environment. New Windows and Android phones will also have an impact.

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

For disability products, our salesperson, dealer or reseller historically provided initial training to the customer for major systems -- typically two to four hours.  This training is typically provided not only to the user of the product but also to speech pathologists, occupational therapists, rehabilitation engineers, teachers, parents and others who will assist the user.  This initial training for the purchase of full systems is often provided as a part of the price of the product.  Additional training and service calls are available for a fee. Live and recorded webinars introduced last year have significantly changed our service delivery model, making it more accessible to people who need training, and reducing the amount of time our sales force spends traveling and providing on-site, one-on-one training and support. Our salespeople still visit in person whenever appropriate, but the professional on-line training and support have greatly reduced this need. Feedback from surveys and increasing webinar attendance indicate improved customer satisfaction with our products and service delivery. The remote service delivery model is becoming an expectation in our industry and we have already implemented it.

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

RESEARCH AND DEVELOPMENT
We believe that our ability to grow and remain competitive in our markets is strongly dependent on significant investment into research and development (“R&D”). R&D activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-20.  R&D expenditures were approximately $1,857,000 during fiscal year 2010, of which $887,000 was capitalized. R&D expenditures during fiscal year 2009 were approximately $1,975,000, of which $674,000 was capitalized.

Our pharmaceutical business R&D activities during fiscal year 2010 were focused on improving our ADMET Predictor/ADMET Modeler, MedChem Studio, and GastroPlus products.

Our R&D activities for our Words+ subsidiary were focused on development of our new EyePro™ eyegaze product line, improvement of a tablet-computer-based system called Conversa, and two new hardeare development projects that we are not ready to announce at this time.

EMPLOYEES
As of August 31, 2010, we employed 39 full-time and 1 part-time employees, including 19 in research and development, 8 in marketing and sales, 7 in administration and accounting and 6 in production. Currently 14 employees hold Ph.D.’s in their respective science or engineering disciplines and one is a Ph.D. candidate.  Addtionally, 3 employees hold one or more Master’s degrees.  Most of the senior management team and Board of Directors hold graduate degrees. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain qualified personnel.  The competition for such personnel in the pharmaceutical industry and in the augmentative and alternative communication device and computer software industry is intense.  None of our employees is represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

PATENTS
We own two patents that were acquired as part of our 2005 acquisition of certain assets of Bioreason, Inc., and we have applied for a patent related to a product development that is under way by our Words+ subsidiary. We primarily protect our intellectual property through copyrights and trade secrecy. Our intellectual property consists primarily of source code for computer programs and data files for various applications of those programs in both the pharmaceutical software and the disability products businesses. In the disability products business, electronic device schematics, mechanical drawings, and design details are also intellectual property. The expertise of our technical staff is a considerable asset closely related to intellectual property, and attracting and retaining highly qualified scientists and engineers is essential to our business.

EFFECT OF GOVERNMENT REGULATIONS
Our pharmaceutical software products are tools used in research and development and are neither approved nor approvable by the FDA or other government agencies.

Most of our products for the disabled are funded by Medicare or Medicaid, schools, the Veteran’s Administration, and other insurance programs. Changes in government regulations regarding the allowability of augmentative communication aids and other assistive technology under such funding could affect our business.

ITEM 1A – RISK FACTORS

Not applicable because the Company is a smaller reporting company.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 –PROPERTIES

We lease approximately 13,500 square feet of space in Lancaster, California.   The original agreement had a five-year term with two (2), three-(3) year options to extend.  Since the original five-year term will expire in February 2011, we have exercised the first of the two three-year options.  The base rent started at the rate of $18,445 per month plus common area maintenance fees.  The base rental rate increases at 4% annually, and currently it is $21,578 plus common area maintenance fees.  We believe that this facility is sufficient for our current needs and growth for the near future.

ITEM 3 – LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings of any kind.

ITEM 4 – [RESERVED]

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the NASDAQ Stock Market (NASDAQ) under the symbol “SLP”.  According to the records of our transfer agent, we had approximately 57 shareholders of record and approximately 1,550 beneficial owners as of August 31, 2010.  The following table sets forth the low and high sale prices for our Common Stock as listed on the NASDAQ for the last two fiscal years.  The board of directors declared a 2-for-1 stock split in August 2006 and another 2-for-1 split in October 2007, and our common stock has been trading at post-split prices since October 2, 2007.  The prices in the table below reflect post-split prices.  We have not paid cash dividends on our Common Stock.  We currently intend to retain our earnings for future growth, and therefore do not anticipate paying cash dividends in the foreseeable future.  Any further determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend among other things, on our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

On October 23, 2008, our board of directors authorized a share repurchase program enabling the buyback of up to $2.5 million in shares during a 12-month period beginning Monday, October 27, 2008.  The actual repurchase started on December 2, 2008; therefore the board of directors extended it through December 1, 2009 in order to have a full 12-month period.  The Company opened an account with Morgan Stanley Smith Barney for the purchase of such securities. Funds for any stock purchases are drawn from the Company’s cash reserves. The Company repurchased 1,026,483 shares at an average price of $1.3823 per share prior to December 1, 2009.

On January 10, 2010, the board of directors authorized a second share repurchase program (Phase II) effective as of February 15, 2010.  The renewed program enables the Company to buy back up to one million shares during a 12-month period.  Under the Phase II program, the Company has purchased 718,089 shares at an average price of $2.6952 per share as of November 19, 2010.

The following table shows low and high sales price for the last eight fiscal quarters.

	Low Sales Price	High Sales Price
FY10:
Quarter ended August 31, 2010	2.04	2.52
Quarter ended May 31, 2010	1.67	2.50
Quarter ended February 28, 2010	1.35	1.72
Quarter ended November 30, 2009	1.32	1.79

FY09:
Quarter ended August 31, 2009	1.20	1.86
Quarter ended May 31, 2009	0.90	1.25
Quarter ended February 28, 2009	0.87	1.12
Quarter ended November 30, 2008	1.01	1.90

EQUITY COMPENSATION PLAN INFORMATION

The following table provides a summary of Equity Compensation Plan Information.

Equity Compensation Plan Information (1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,493,902	$ 1.13	346,834
Equity compensation plans not approved by security holders	0	0	0
Total	1,493,902		346,834

(1)	The Company is authorized to issue stock options under the following compensation arrangement:

a.	4,000 shares per year per person to Directors as a part of their annual stipends.

b.	50 shares for each $1,000 of net income before taxes at the end of each fiscal year (up to a maximum of 120,000 options) to CEO over the term of the current employment agreement

STOCK REPURCHASE

The details of repurchases made during the forth fiscal quarter ended August 31, 2010 are listed in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Remaining Shares Authorized for Repurchase Under the Share Repurchase Plan – Phase II
06/01/10 to 06/30/10	33,665	$2.3670	33,665	709,258
07/01/10 to 07/31/10	18,789	$2.4433	18,789	690,469
08/01/10 to 08/31/10	10,878	$2.4283	10,878	679,591
Total	63,332	$2.4001	63,332

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable because the Company is a smaller reporting company.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

Management Overview

Fiscal year 2010 was a record year comprised of four record quarters. We believe the continued growth of our pharmaceutical software and services business segment is the result of increasing adoption of simulation and modeling software tools such as those we produce, as well as the expertise we offer as consultants to assist companies involved in the research and development of new medicines, which has resulted in a continuing series of study contracts with pharmaceutical companies ranging from several of the largest in the world to a number of medium-sized and smaller companies in the U.S. and Europe.

During FY10 we released major upgrades to three of our four pharmaceutical software offerings, we made substantial progress on our SBIR grant from the NIH, and we further expanded our Life Sciences staff. Our financial performance enabled us to continue to increase our cash deposits, remain debt-free, and continue to invest in the aggressive marketing and sales activities we began in early 2009 in order to reach a wider customer base.

We have not been successful in identifying and completing any acquisitions in spite of a number of investigations and due diligence activities. In each case, either due diligence revealed undesirable aspects of the potential acquisition, or terms and conditions agreeable to both sides were not able to be reached. It is our intent to continue to search for acquisition opportunities that would be compatible with our current businesses and that would be immediately accretive, i.e., adding to both revenues and earnings.

We have used some of our cash to repurchase shares of our common stock because we believe that reducing the number of fully diluted shares provides greater value to our shareholders than receiving a low interest rate on cash deposits, and because we believe that our cash deposits after such repurchases remain sufficient to accomplish any reasonable potential acquisitions as well as to maintain sufficient cash reserves to ensure meeting operational needs for the foreseeable future.

Our Words+ subsidiary has begun to turn around. Although the results for the entire FY10 were slightly negative, the fourth fiscal quarter resulted in a profit of over $130,000, driven partly by the introduction of our new EyePro eyegaze system in May 2010. We expect this trend to continue going forward; however, there can be no assurances that it will.

Results of Operations

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2010 (“FY10”) and August 31, 2009 (“FY09”).

	FY10		FY09
Net sales	$10,712	100.0%	$9,143	100.0%
Cost of sales	2,546	23.8	2,321	25.4
Gross profit	8,166	76.2	6,822	74.6
Selling, general, and administrative	4,325	40.4	3,896	42.6
Research and development	970	9.1	1,114	12.2
Total operating expenses	5,295	49.5	5,010	54.8
Income from operations	2,871	26.7	1,812	19.9
Interest income	101	0.9	94	1.0
Interest expense	(1)	(0.0)	-	-
Miscellaneous Income	1	0.0	1	0.0
Gain on sale of assets	2	0.0	-	-
Gain on currency exchange	130	1.2	120	1.3
Total other income	233	2.1	215	2.4
Net income before taxes	3,104	28.8	2,027	22.2
Provision for income taxes	(948)	(8.8)	(615)	(6.7)
Net income	2,156	20.0%	1,412	15.4%

FY10 COMPARED WITH FY09

Net Sales
Consolidated net sales increased $1,569,000, or 17.2%, to $10,712,000 in FY10 from $9,143,000 in FY09.  Sales from pharmaceutical software and services increased approximately $1,320,000, or 20.9%; and Words+’s sales increased approximately $249,000, or 2.4%, for the year. We attribute the increase in pharmaceutical software sales to increases in the number of licenses with new and existing customers, as well as licensing of new modules to existing customers.  A price increase on pharmaceutical software products instituted in the second quarter (with the effect being seen primarily in the 3rd and 4th quarters) is an additional factor resulting in increased revenues, accounting for approximately 20% of the $1,320,000 increase.  The other 80% increase is a result of increases in number of software licenses, study contracts, and grant revenue.  We attribute the increase in Words+ sales to our “Conversa” product with preloaded “Say-it! SAM” software and our new EyePro product.  Increased revenues from these products outweighed decreased revenues from other products.

Cost of Sales
Consolidated cost of sales increased $225,000, or 9.7%, to $2,546,000 in FY10 from $2,321,000 in FY09, however, as a percentage of revenue, cost of sales decreased 1.6%.  For pharmaceutical software and services, cost of sales increased $140,000, or 13.0%, however, as a percentage of revenue, cost of sales decreased to 15.9% in FY10 from 17.0% in FY09.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $124,000, or 26%, in FY10 compared with FY09.  Royalty expense, another significant portion of cost of sales, increased approximately $28,000, or 7%, in FY10 compared with FY09.  We pay a royalty on GastroPlus basic software sales but not on its modules.  We also pay royalties on the Enslein Metabolism Module in our ADMET Predictor software in accordance with our agreement with Enslein Research, Inc.

For Words+, cost of sales increased $85,000, or 6.8%, and as a percentage of revenue, cost of sales were almost the same with a slight decrease of 0.8% to 43.1% in FY10 from 43.9% in FY09.

Gross Profit
Consolidated gross profit increased $1,344,000, or 19.7%, to $8,166,000 in FY10 from $6,822,000 in FY09.  We attribute this increase to increased sales of pharmaceutical software and services in addition to increased sales of Words+ products, which was greater than the increase in cost of goods sold.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for FY10 increased by $429,000, or 11.0%, to $4,325,000, compared to $3,896,000 for FY09. As a percentage of sales, SG&A expenses decreased to 40.4% from 42.6% in FY09. For Simulations Plus, SG&A expenses increased $242,000, or 10.4%.  As a percentage of sales, SG&A for Simulations Plus decreased to 33.7% from 36.9%. The major increases in expenses were accounting fees incurred for filing of amended tax returns, valuation services and travel expenses associated with investigating potential acquisitions, investor relations, selling expenses as we continue to attend more trade shows, and salary and payroll-related expenses.

For Words+, expenses increased by $188,000, or 12.0% due to increases in travel, commissions, salaries and payroll-related expenses.  These increases outweighed decreased in allowances for bad debts.

Research and Development
We incurred approximately $1,857,000 of research and development (“R&D”) costs during FY10.  Of this amount, $887,000 was capitalized and $970,000 was expensed as R&D.  As we record hours spent for studies, $175,000 was expensed as cost of sales.  During FY09 we incurred approximately $1,788,000 of research and development costs, of which approximately $674,000 was capitalized and approximately $1,114,000 was expensed.  The hours spent for studies during FY09 was expensed as cost of sales which amounted $187,000.  The 4.9% increase in research and development expenditure from FY09 to FY10 was due to new hires and salary increases for existing employees, which outweighed a reduced allocation of part of our CEO’s salary that had been spent on R&D, reflecting changes in his activities to a greater focus on business development and other administrative duties.

Income from operations
During FY10, we generated income from operations of $2,871,000, as compared to $1,812,000 for FY09, an increase of 58.4%.  We attribute this increase to increases in revenue from both pharmaceutical software and services and Words+ operations, and a decrease in R&D expenses, which was greater than the increases in cost of goods sold, SG&A expenses, and selling and general administrative expenses.

Other Income and (Expense)
The net of other income over other expense for FY10 increased by $18,000, or 8.9%, to $233,000, compared to $215,000 for FY09.  This is due to increased interest income on money market accounts and gains on currency exchange.

Provision for Income Taxes
Provision for income taxes for FY10 increased by $333,000, or 54.3%, to $948,000, compared to $615,000 for FY09 due to our estimation of higher provision for income tax in FY10.  The tax rate used in this report is lower than the standard rate because of various tax credits generated during this reporting period.

Net Income
Net income for FY10 increased by $744,000, or 52.7%, to $2,156,000, compared to $1,412,000 for FY09.  We attribute this increase in net income to increased sales for both companies and other income, and decreased R&D expense which was greater than the increases in cost of goods sold, SG&A expenses, and taxes.

SEASONALITY
Sales in the pharmaceutical products and services business segment  (“Simulations Plus” in the table below) exhibit some seasonal fluctuations, with the fourth fiscal quarter (June-August) generally having the lowest sales over the past three fiscal years because of summer vacations and reduced activities at our customer’s sites. This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented.  Net sales for any quarter are not necessarily indicative of sales for any future period; however, because our pharmaceutical software is licensed on an annual basis, renewals are almost always within the same quarter year after year.

	Net Simulations Plus Sales (in thousands)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010	1,735	2,227	2,325	1,334	7,621
2009	1,430	1,779	1,985	1,107	6,301
2008	1,438	1,550	1,975	1,092	6,055
2007	824	1,808	1,659	1,465	5,756
2006	199	884	1,096	1,007	3,186
2005	524	410	662	473	2,069
2004	642	742	603	869	2,856
2003	507	582	614	1,403	3,106
2002	390	554	504	595	2,043
2001	221	373	305	282	1,181
2000	151	467	143	174	935
1999	87	93	117	164	461
1998	11	11	13	27	62

Sales of our disability products business segment (“Words+”) to schools were slightly seasonal prior to our fiscal year ended August 31, 2006, with greater sales to schools during our third and fourth fiscal quarter (March-May and June-August), as shown in the table below.

	Net Words+ Sales (in thousands)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010	702	723	794	872	3,091
2009	704	678	728	732	2,842
2008	545	630	994	744	2,913
2007	632	726	972	772	3,102
2006	620	598	692	759	2,669
2005	543	622	762	757	2,684
2004	497	626	630	598	2,351
2003	571	538	646	624	2,379

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of capital has been the cash flow from our operations.  We have achieved continuous positive operating cash flow over the last eight fiscal years.  We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities.  In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

We are not aware of any trends or demands, commitments, or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets.  The trend over the last eight years has been increasing cash deposits from our operating cash flows, and we expect that trend to continue for the foreseeable future. We have no material commitments for capital expenditures as of the end of the latest fiscal period. We plan to continue our share repurchase program through the ending date of February 15, 2011; however, the exact amount of shares to be repurchased will depend on current market conditions and share prices on the NASDAQ stock exchange. If we repurchase all of the remaining 381,971 authorized shares (as of November 19, 2010) prior to February 15, 2011, at the current share price as of November 26, 2010, approximately $1.1 million in cash would be used.  This would be offset by the additional cash flow, if any, generated from operations prior to February 15, 2011.

We continue to seek opportunities for strategic acquisitions. If one or more such acquisition is identified, a substantial portion of our cash reserves may be required to complete it; however, we intend to maintain sufficient cash reserves after any acquisition to provide reasonable assurance that outside financing will not be necessary to continue operations. If we identify an attractive acquisition that would require more cash to complete than we are willing or able to use from our cash reserves, we will consider financing options to complete the acquisition, including obtaining loans and issuing additional securities.

UNUSUAL OR INFREQUENT EVENTS
There have been no unusual or infrequent events or other significant economic changes that have affected reported income.

KNOWN TRENDS OR UNCERTAINTIES
We are not aware of any trends or uncertainties expected to impact net sales or revenues from continuing operations. The recent trend toward consolidation in the pharmaceutical industry has not had a negative effect on our sales to that industry, and we believe that the need for improved productivity in the research and development activities directed toward developing new medicines will continue to result in increasing adoption of simulation and modeling tools such as those we produce. For Words+, the ability of government agencies to continue to fund assistive technology for the disabled may be impacted by the current financial difficulties within federal, state, and local governments; however, we are not aware of any reductions in such funding to date.

New product developments in both the pharmaceutical and disability business segments could result in increased revenues and earnings if they are accepted by our markets; however, there can be no assurances that new products will result in significant improvements to revenues or earnings. For competitive reasons, we do not disclose all of our new product development activities.

Our continued quest for acquisitions in the pharmaceutical business segment could result in a significant change to revenues and earnings if one or more such acquisitions is completed. It is our intent to only complete acquisitions that would add to both revenues and earnings; however, there can be no assurances that any acquisitions that may be completed will in fact result in both increased revenues and earnings.

EFFECT OF CHANGING PRICES
A price increase on most of our pharmaceutical software products instituted in January 2010 has resulted in a contribution to increased revenues in that business segment. We attribute approximately 20% of the increased revenues in the pharmaceutical business segment for the fourth fiscal quarter of FY10 to these price increases, and the remaining 80% to new business.

INFLATION
We have not been affected materially by inflation during the periods presented, and no material effect is expected in the near future.

OFF-BALANCE SHEET ARRANGEMENTS
As of August 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 which amends Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  ASU 2009-14 applies to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted with Emerging Issues Task Force (“EITF”) 08-1.  We expect to adopt this standard in the first quarter of fiscal 2011.  We are currently evaluating the impact ASU 2009-14 will have on our consolidated financial statements.

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

Revenue Recognition
We recognize revenue related to software licenses and software maintenance in accordance with the FASB Accounting Standard Codification (“ASC”) 985-605.  Product revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, such as signed purchase orders from customers or executed contracts, 2) delivery has been made, such as unlocking the software on the customer’s computer(s), 3) the amount is fixed, and 4) it is collectible.  Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time, and the costs of providing such support services are accrued and amortized over the obligation period.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $644,014 and $519,415 for the fiscal years ended August 31, 2010 and 2009, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Stock-Based Compensation
The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10.  Under this method, compensation costs includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company is a smaller reporting company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The responses to this item are included elsewhere in this Form 10-K (see pages F1 – F26) and incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes to our public accountants during the past two years.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2010, the end of the fiscal year covered by this report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework established by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under the framework, including the completion and review of internal review assessment forms and the completion and review of financial reporting information systems and controls checklists in the framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2010.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B - OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Code of Ethics
We have adopted a code of ethics, which applies to all our employees, including our Chief Executive Officer, Chief Financial Officer and persons performing similar function. The full text of our code of ethics can be found in the “Investor ” section of our website accessible to the public at www.simulations-plus.com, by clicking the Corporate Overview link.

Changes to Procedures for Recommending Nominees to the Board of Directors
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last described such procedures.

The remaining information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) for its 2011 Annual Shareholders’ Meeting.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s Proxy Statement for its 2011 Annual Shareholders’ Meeting.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s Proxy Statement for its 2011 Annual Shareholders’ Meeting.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s Proxy Statement for its 2011 Annual Shareholders’ Meeting.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s Proxy Statement for its 2011 Annual Shareholders’ Meeting.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)   Financial Statements. The consolidated financial statements are included in this Annual Report.

(2)   Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or was included in the financial statements or notes included in this Annual Report on Form 10-K.

(3)   List of Exhibits required by Item 601 of Regulation S-K.  See part (b) below.

(b)  Exhibits.  The following exhibits are filed as part of this report.  Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of Simulations Plus, Inc. (7)
3.2	Amended and Restated Bylaws of Simulations Plus, Inc. (7)
4.1	Articles of Incorporation of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.1 hereof) and Bylaws of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.2 hereof)
4.2	Form of Common Stock Certificate (1)
4.3	Share Exchange Agreement (1)
10.1	Simulations Plus, Inc. 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1) (†)
10.24	Exclusive Software License Agreement by and between Simulations Plus, Inc. and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.34	OEM/Remarketing Agreement between Words+, Inc. and Eloquent Technology, Inc. (6)
10.41	Technology Transfer Agreement between Sam Communications, LLC. (6)
10.43	Lease Agreement by and between Simulations Plus, Inc. and Venture Freeway, LLC. (3)
10.45	Employment Agreement by and between the Company and Walter S. Woltosz (4) (†)
10.46	Simulations Plus, Inc. 2007 Stock Option Plan (the “2007 Option Plan”) (5 (†)
10.47	Lease extension agreement by and between Simulations Plus, Inc. and Crest Development (7)
21.1	List of Subsidiaries (7)
23.1	Consent of Rose, Snyder and Jacobs (7)
31.1	Rule 13a-14(a)/15d-14(a) – Certification of Chief Executive Officer (CEO). (7)
31.2	Rule 13a-14(a)/15d-14(a) – Certification of Chief Financial Officer (CFO). (7)
32	Section 1350 – Certification of CEO and CFO. (7)

________________
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB filed December 15, 1997 (Commission file No. 333-05400-LA).
(3)	Incorporated by reference to the Company’s Form 10-KSB filed December 15, 1997 (Commission file No. 333-05400-LA).
(4)	Incorporated by reference to the Company’s Form 10-K filed November 30, 2010 (Commission file No. 001-32046).
(5)	Incorporated by reference to the Company’s Form 10-Q filed January 13, 2010 (Commission No. 001-32046)
(6)	Incorporated by reference to the Company’s Form 10-K/A filed on March 1, 2010 (Commission file No. 001-32046).
(7)	Filed herewith.

(c)        Financial Statement Schedule.

See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on November 29, 2010.

SIMULATIONS PLUS, INC.

By /s/ Momoko A. Beran
Momoko A. Beran
Chief Financial Officer

In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on.

Signature	Title

/s/ Walter S. Woltosz	Chairman of the Board of Directors
Walter S. Woltosz	and Chief Executive Officer (Principal executive officer)

/s/ Virginia E. Woltosz
Virginia E. Woltosz	Secretary and Director of the Company

/s/ Dr. David Z. D’Argenio
Dr. David Z. D’Argenio	Director

/s/ Dr. Richard R. Weiss
Dr. Richard R. Weiss	Director

/s/ Harold W. Rosenberger
Harold W. Rosenberger	Director

/s/ Momoko A. Beran
Momoko A. Beran	Chief Financial Officer of the Company(Principal financial officer and principal accounting officer)

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONTENTS
August 31, 2010 and 2009

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F3

Consolidated Statements of Operations	F4

Consolidated Statements of Shareholders’ Equity	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7 – F23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Simulations Plus, Inc.
Lancaster, California

We have audited the accompanying consolidated balance sheets of Simulations Plus, Inc. (a California corporation) and Subsidiary as of August 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulation Plus, Inc. and Subsidiary as of August 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

November 26, 2010

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31,
	2010	2009
Current assets
Cash and cash equivalents	$9,631,762	$7,473,485
Income tax refund receivable	225,510	-
Accounts receivable, net of allowance for doubtful accounts and estimated contractual discounts of $421,118 and $447,073	1,291,350	1,888,904
Contracts receivable	184,081	79,565
Inventory	554,867	325,926
Prepaid expenses and other current assets	138,163	158,738
Deferred income taxes	364,264	338,516
Total current assets	12,389,997	10,265,134

Capitalized computer software development costs,
net of accumulated amortization of $4,487,757 and $3,843,743	2,186,419	1,942,893
Property and equipment, net (note 3)	55,984	53,220
Customer relationships, net of accumulated amortization of $118,442 and $104,728	9,600	23,314
Other assets	18,445	18,445

Total assets	$14,660,445	$12,303,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$239,424	$199,218
Accrued payroll and other expenses	511,106	552,431
Accrued bonuses to officer	60,000	60,000
Accrued income taxes	261,861	-
Accrued warranty and service costs	35,586	43,236
Deferred revenue	96,092	82,190
Total current liabilities	1,204,069	937,075

Long-term liabilities
Deferred income taxes	410,523	795,140

Total liabilities	1,614,592	1,732,215

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized 15,833,006 and 15,700,382 shares issued and outstanding	4,304	4,172
Additional paid-in capital	5,891,268	5,572,411
Retained earnings	7,150,281	4,994,208

Total shareholders' equity	13,045,853	10,570,791

Total liabilities and shareholders' equity	$14,660,445	$12,303,006

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended

	August 31,
	2010	2009

Net sales	$10,711,829	$9,143,271

Cost of sales	2,545,709	2,321,592

Gross profit	8,166,120	6,821,679

Operating expenses
Selling, general, and administrative	4,325,621	3,895,995
Research and development	969,871	1,113,855

Total operating expenses	5,295,492	5,009,850

Income from operations	2,870,628	1,811,829

Other income (expense)
Interest income	101,545	93,874
Miscellaneous income	1,231	607
Gain on currency exchange	130,150	120,350
Gain on sale of assets	1,993	-
Interest expense	(1,045)	-

Total other income (expense)	233,874	214,831

Income before income taxes	3,104,502	2,026,660

Provision for income taxes
Deferred income taxes	(289,829)	(32,628)
Current Income taxes	(658,600)	(581,948)

Net income	$2,156,073	$1,412,084

Basic earnings per share	$0.14	$0.09

Diluted earnings per share	$0.13	$0.08

Weighted-average common
shares outstanding

Basic	15,831,294	16,126,471

Diluted	16,513,018	17,187,547

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended August 31,

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Retained Earnings	Total

Balance, August 31, 2008	16,297,400	4,769	6,328,185	3,582,124	9,915,078

Exercise of stock options	249,824	250	124,514		124,764

Stock-based Compensation			183,294		183,294

Stock Repurchases	(846,842)	(847)	(1,063,582)		(1,064,429)

Net income				1,412,084	1,412,084

Balance, August 31, 2009	15,700,382	$4,172	$5,572,411	$4,994,208	$10,570,791

Exercise of stock options	632,674	632	94,290		94,922

Stock-based Compensation			127,597		127,597

Stock Repurchases	(500,050)	(500)	(1,033,607)		(1,034,107)

Deferred tax adjustments			1,130,577		1,130,577

Net income				2,156,073	2,156,073

Balance, August 31, 2010	15,833,006	$4,304	$5,891,268	$7,150,281	$13,045,853

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended

	August 31,
	2010	2009
Cash flows from operating activities
Net income	$2,156,073	$1,412,084
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	25,215	21,893
Amortization of customer relationships	13,714	19,699
Amortization of capitalized computer software development costs	644,014	519,415
Bad debts	176,978	219,998
Excess tax benefits from share-based arrangements	(1,130,577)	-
Stock-based compensation	127,597	183,294
Gain on sale of equipment	(1,993)	-
Deferred income taxes	289,829	32,628
(Increase) decrease in
Accounts receivable and Contracts receivable	335,216	(83,397)
Income tax refundable	298,641	-
Inventory	(228,940)	88,205
Prepaid expenses and other assets	24,532	36,592
Increase (decrease) in
Accounts payable	42,741	17,988
Accrued payroll and other expenses	(41,327)	15,068
Accrued income taxes	167,993
Accrued warranty and service costs	(7,651)	9,337
Deferred revenue	13,902	(1,143)

Net cash provided by operating activities	2,905,957	2,491,661

Cash flows from investing activities
Purchases of property and equipment	(51,532)	(44,560)
Proceeds from sale of investments	-	750,000
Capitalized computer software development costs	(887,541)	(673,552)

Net cash provided by (used in) investing activities	(939,073)	31,888

Cash flows from financing activities
Repurchase of common stock	(1,034,106)	(1,064,429)
Excess tax benefits from share-based arrangements	1,130,577	-
Proceeds from the exercise of stock options	94,922	124,764

Net cash provided by (used in) financing activities	191,393	(939,665)

Net increase in cash and cash equivalents	$2,158,277	$1,583,884

Cash and cash equivalents, beginning of year	7,473,485	5,889,601

Cash and cash equivalents, end of period	$9,631,762	$7,473,485

Supplemental disclosures of cash flow information

Interest paid	$1,045	$-

Income taxes paid	$390,696	$549,122

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

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

Revenue Recognition
The Company recognizes revenues related to software licenses and software maintenance in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 985-605.  Software products revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, 2) delivery has been made, 3) the amount is fixed, and 4) collectibility is probable.  Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.  For Words+ products, the revenue is recorded at the time of shipment, net of estimated allowances and returns.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

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

We recognize the revenue from collaboration research and the revenue from grants equally over their terms.  However, we recognize contract study revenue using the percentage of completion method, depending upon how the contract studies are engaged, in accordance with FASB ASC 605-35.  To recognize revenue using the percentage of completion method, we must determine whether we meet the following criteria:  1) there is a long-term, legally enforceable contract and 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

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

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $644,014 and $519,415 for the years ended August 31, 2010 and 2009, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

Maintenance and minor replacements are charged to expense as incurred.  Gains and losses on disposals are included in the results of operations.

Fair Value of Financial Instruments
Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by the standard, are as follows:

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

The following table summarizes fair value measurements by level at August 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III		Total
Cash and cash equivalents	$9,631,762	$-		$-	$9,631,762

Total assets	$9,631,762	$-	$		$9,631,762

Advertising
The Company expenses advertising costs as incurred.  Advertising costs for the years ended August 31, 2010 and 2009 were $40,000 and $34,000, respectively.

Shipping and Handling
Shipping and handling costs are recorded as cost of sales and amounted to $114,000 and $103,000 for the years ended August 31, 2010 and 2009, respectively.

Research and Development Costs
Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll-related costs.  It also includes purchased software which was developed by other companies and incorporated into, or used in the development of, our final products.

Income Taxes
The Company utilizes FASB ASC 740-10 which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

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

Earnings per Share
The Company reports earnings per share in accordance with FASB ACS 260-10.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the years ended August 31, 2010 and 2009 were as follows:

	2010	2009
Numerator
Net income attributable to common shareholders	$2,156,073	$1,412,084

Denominator
Weighted-average number of common shares outstanding during the year	15,831,294	16,126,471
Dilutive effect of stock options	681,724	1,061,076

Common stock and common stock equivalents used for diluted earnings per share	16,513,018	17,187,547

Stock-Based Compensation
The Company accounts for stock options using the modified prospective method in accordance with FASB ACS 718-10.  Under this method, compensation costs include: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $127,597 and $183,294 for the years ended August 31, 2010 and 2009, respectively, and is included in the consolidated statements of operations as Consulting, Salaries, and Research and Development expense.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

Concentrations and Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable.  The Company holds cash and cash equivalents at banks located in California, with balances that often exceed FDIC insured limits.  Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks.  While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

International sales accounted for 34% and 32% of net sales for the years ended August 31, 2010 and 2009, respectively.  For Simulations Plus, Inc. (pharmaceutical segment), two customers accounted for 12% (one is a dealer account representing various customers) and 11% of net sales for the year ended August 31, 2010.  For the year ended August 31, 2009, two customers accounted for 13% each (one is a dealer account) of net sales.

For Words+, Inc., third-party billing, which includes various government agencies as well as private insurance companies, accounted for 65% and 50% of net sales for the years ended August 31, 2010 and 2009, respectively.  If changes are made in government funding policies for Words+ products, Words+ revenue may be impacted.  We continually evaluate and monitor regulatory developments in funding matters, and we do not expect Medicare and Medicaid of all 50 states to discontinue their funding of Words+ products; however, there can be no assurances that the current level of revenue from third parties will continue.

We operate in the computer software industry, which is highly competitive and changes rapidly.  Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus (pharmaceutical segment), one customer comprised 43% (a dealer account representing various customers) and 16% of accounts receivable at August 31, 2010, and two customers comprised 39% (one is a dealer account representing various customers) and 14% of accounts receivable at August 31, 2009.  For Words+, third-party billing, which includes various government agencies, comprised 84% of its accounts receivable at August 31, 2010 and 87% of its accounts receivable at August 31, 2009.  Collection of those accounts receivable in a timely manner is critical in Words+’ cash flow and its operations.  We have three dedicated funding/billing personnel who continually track such collections.

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
August 31, 2010 and 2009

Recently Issued Accounting Standards

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2010 and 2009. consisted of the following:

	2010	2009
Automobile	$21,769	$21,769
Equipment	80,830	80,830
Computer equipment	403,635	376,680
Furniture and fixtures	61,498	61,498
Leasehold improvements	53,898	53,898
	621,630	594,675
Less accumulated depreciation and Amortization	565,646	541,455

Total	$55,984	$53,220

Depreciation expense was $25,215 and $21,893 for the years ended August 31, 2010 and 2009, respectively.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Leases
We lease approximately 13,500 square feet of space under a five-year term with two (2), three (3)-year options to extend the lease.  The base rent is $18,445 per month plus common area maintenance fees.  The base rental rate increases at 4% annually.  Rent expense, including common area maintenance fees, was $278,788 and $271,748 for the years ended August 31, 2010 and 2009, respectively.  During the year ended August 31, 2010, the Company exercised its option to extend the term of the lease to February 2, 2014.

On October 30, 2006, the Company entered into an equipment lease agreement.  In this agreement, the Company leased a Ricoh Copier/Printer for 36 months with the option of earlier termination with a 60-day written notice.  On October 30, 2009, we renewed the same agreement for another 36 months with an increment of 1 cent on color printing which reflects their material cost.

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2010 were as follows:

Years Ending August 31,
2011	264,979
2012	275,578
2013	286,601
2014	121,362
$948,520

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
August 31, 2010 and 2009

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

In September 2007, the Company entered into an agreement with Enslein Research, Inc. (“Enslein”) to jointly create a new metabolism module as part of ADMET Predictor.  The fee for the exclusive license to the Enslein Data, in the form of a royalty, is 50% of the gross sales revenues of the ADMET Predictor Enslein Metabolism Module, and a $50,000 bonus at the time the cumulative revenue from ADMET Predictor Enslein Metabolism Module sales reaches $250,000.

For the years ended August 31, 2010 and 2009, Simulations Plus, Inc. incurred royalties of approximately $441,000 and $413,000, respectively.

The Company’s subsidiary, Words+, Inc., entered into royalty agreements with several vendors to apply their software & technologies into the finished goods to be sold.  For the years ended August 31, 2010 and 2009, Words+ incurred royalties of approximately $26,000 and $32,000, respectively.

Legal Matters

We are not a party to any litigation at this time and we are not aware of any pending litigation of any kind.

NOTE 5 - SHAREHOLDERS' EQUITY

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

The details of repurchases made during the years ended August 31, 2010 and 2009 are listed in the following table:

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

Period	Total Number of Shares Purchased		Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan (including broker’s fees)
12/02/08 to 12/31/08	90,632		$0.9764	$2,409,631
01/01/09 to 01/31/09	105,752		$1.0352	$2,296,807
02/01/09 to 02/28/09	73,118		$1.0086	$2,221,124
03/01/09 to 03/31/09	73,315		$0.9575	$2,149,168
04/01/09 to 04/30/09	55,580		$1.0045	$2,091,896
05/01/09 to 05/31/09	44,083		$1.1360	$2,041,649
06/01/09 to 06/30/09	171,740	*	$1.3885	$1,799,550
07/01/09 to 07/31/09	131,308		$1.5321	$1,596,486
08/01/09 to 08/31/09	101,314		$1.7467	$1,416,478
09/01/09 to 09/30/09	82,630		$1.6989	$1,274,155
10/01/09 to 10/31/09	52,364		$1.5685	$1,190,386
11/01/09 to 11/30/09	42,061		$1.4884	$1,126,560
12/01/09	2,586		$1.3823	$1,122,985
Phase I Total	1,026,483		$1.3823

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Shares Authorized for Repurchase Under the Share Repurchase Plan – Phase II
04/01/10 to 04/30/10	86,976	$2.2237	913,024
05/01/10 to 05/31/10	170,101	$2.3515	742,923
06/01/10 to 06/30/10	33,665	$2.3670	709,258
07/01/10 to 07/31/10	18,789	$2.4433	690,469
08/01/10 to 08/31/10	10,878	$2.4283	679,591
Phase II Total	320,409	$2.3264

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
August 31, 2010 and 2009

On February 23, 2007, the Board of Directors adopted and the shareholders approved the 2007 Stock Option Plan under which a total of 1,000,000 shares of common stock had been reserved for issuance.

The number of shares described above are adjusted reflecting the two-for-one stock splits on August 14, 2006 and October 1, 2007.

The following table summarizes the stock option transactions.

TRANSACTIONS IN FY 2010 AND 2009
Transactions in FY09	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2008	2,714,536	$0.91
Granted	392,000	$1.09
Exercised	(237,000)	$0.51
Canceled/Forfeited	(3,000)	$3.02
Expired	(4,000)	$0.38

Outstanding, August 31, 2009	2,862,536	$0.97	3.927
Exercisable, August 31, 2009	2,158,136	$0.74	2.346

Transactions in FY10	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2009	2,862,536	$0.97
Granted	252,666	$1.79
Exercised	(931,800)	$0.60
Canceled/Forfeited	(41,000)	$1.39
Expired	(648,500)	$1.44

Outstanding, August 31, 2010	1,493,902	$1.13	4.248
Exercisable, August 31, 2010	934,036	$0.87	3.245

The fair value of the options granted during the year ended August 31, 2010 is estimated at $225,650.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal year ended August 31, 2010: dividend yield of 0%, pre-vest forfeiture rate of 2.32% to 40.71%, expected volatility of 54.71% to 79.91%, risk-free interest rate of 0.43% to 2.35%, and expected life of 1.0 to 5.0 years. The total fair value of non-vested stock options as of August 31, 2010 was $509,478 and is amortizable over a weighted average period of 2.82 years.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

During the previous fiscal year ended August 31, 2009, the fair value of the options granted is estimated at $307,571.  The assumptions were dividend yield of 0%, expected volatility of 67.78% to 81.34%, risk-free interest rate of 2.67% to 3.17%, and expected life of 7 to 7.7 years.

During the years ended August 31, 2010 and 2009,, the Company recognized an income tax benefit of $1,130,577 and $0, respectively, relating to stock-based compensation arrangements.

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.2 years at August 31, 2010.  The exercise prices for the options outstanding at August 31, 2010 ranged from $0.26 to $3.02, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.26	$0.75	392,236	0.6 years	$0.36	392,236	0.6 years	$0.36
$0.76	$1.25	725,000	5.9 years	$1.08	502,200	5.0 years	$1.13
$1.26	$3.02	376,666	4.9 years	$2.03	39,600	7.6 years	$2.69
		1,493,902			934,036

Intrinsic Value of options outstanding and options exercisable

	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
FY10	$2,029,935	$1,499,527	$931,631
FY09	$2,713,395	$2,354,206	$191,400

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

Other Stock Options
As of August 31, 2010, the Board of Directors holds options to purchase 71,000 shares of common stock at exercise prices ranging from $0.30 to $6.68.

Transactions in FY09	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2009	51,000	$1.89
Granted	24,000	$2.06
Exercised	(4,000)	$0.63

Outstanding, August 31, 2010	71,000	$2.02
Exercisable, August 31, 2010	46,850	$1.99

NOTE 6 - INCOME TAXES

The components of the income tax provision for the years ended August 31, 2010 and 2009 were as follows:

	2010	2009
Current
Federal	$(531,586)	$(491,258)
State	(127,014)	(90,690)
	(658,600)	(581,948)
Deferred
Federal	(260,843)	(14,912)
State	(28,986)	(17,716)
	(289,829)	(32,628)

Total	$(948,429)	$(614,576)

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31, 2010 and 2009:

	2010	2009
Income tax computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	2.7	6.1
Meals & Entertainment	0.2	0.6
Other permanent differences	(1.5)	(1.8)
Research and development credit	(5.1)	(9.4)
Change in prior year estimated taxes	0.3	0.8

Total	30.6%	30.3%

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets
Accrued payroll and other expenses	$108,488	$90,795
Accrued warranty and service costs	15,245	18,522
Bad debt allowance	180,407	191,525
Deferred revenue	41,166	27,945
Property and equipment	33,856	-
Research and development credit	525,650	-
State taxes	43,185	69,723

Total deferred tax assets	947,997	398,510
Less: Valuation allowance	-	-
	947,997	398,510
Deferred tax liabilities
Property and equipment	-	(22,799)
State Tax Deferred	(53,481)	-
Capitalized computer software development costs	(940,775)	(832,335)

Total deferred tax liabilities	(994,256)	(855,135)

Net deferred tax assets or (liabilities)	$(46,259)	$(456,624)

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements.  Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $7,191 and $1,028 for the years ended August 31, 2010 and 2009, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2004, and by the IRS for years through 2005. As of August 31, 2010, the Company’s tax returns for tax year ends August 31, 2007 and 2008 are under examination by the California Franchise Tax Board.  Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on the Company’s financial position or results of operations.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

NOTE 7 - LINES OF BUSINESS

For internal reporting purposes, management segregates the Company into two divisions.  The segment information is as follows for the years ended August 31, 2010 and 2009:

	August 31, 2010
	Simulations
	Plus, Inc.	Words+, Inc.	Eliminations	Total

Net sales	$7,620,748	$3,091,081	$-	$10,711,829
Income from operations	$2,955,389	$(84,761)	$-	$2,870,628
Identifiable assets	$14,434,920	$1,673,227	$(1,447,702)	$14,660,445
Capital expenditures	$39,013	$12,519	$-	$51,532
Depreciation/Amortization	$628,677	$54,266	$-	$682,943
Stock-based compensation	$97,494	$30,103	$-	$127,597
Interest Income	$101,369	$176	$-	$101,545
Income tax expense	$948,429	$-	$-	$948,429

	August 31, 2009
	Simulations
	Plus, Inc.	Words+, Inc.	Eliminations	Total

Net sales	$6,301,355	$2,841,916	$-	$9,143,271
Income from operations	$1,899,260	$(87,431)	$-	$1,811,829
Identifiable assets	$11,937,864	$1,966,042	$(1,636,900)	$12,267,006
Capital expenditures	$23,106	$21,454	$-	$44,560
Depreciation/Amortization	$508,629	$52,378	$-	$561,007
Stock-based compensation	$157,169	$26,125	$-	$183,294
Interest Income	$93,769	$105	$-	$93,874
Income tax expense	$614,576	$-	$-	$614,576

Most corporate expenses, such as legal and accounting expenses, public relations expenses, and bonuses to the President and Secretary are included in Simulations Plus, Inc.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

NOTE 8 - GEOGRAPHIC REPORTING

The Company allocates revenues to geographic areas based on the locations of its customers.  Geographical revenues were as follows for the fiscal years ended August 31, 2010 and 2009:

	August 31, 2010
(in ‘000)	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	4,132	2,240	1,238	-	11	7,621
Words+, Inc.	2,960	27	44	60	0	3,091
Total	7,092	2,267	1,282	60	11	10,712

	August 31, 2009
(in ‘000)	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	3,505	1,822	974	-	-	6,301
Words+, Inc.	2,723	50	17	50	2	2,842
Total	6,228	1,872	991	50	2	9,143

NOTE 9 – CUSTOMER RELATIONSHIPS

The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042 and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the years ended August 31, 2010 and 2009 amounted to $13,714 and $19,699, respectively.  Accumulated amortization was $118,442 as of August 31, 2010.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

NOTE 10 - EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for all eligible employees.  We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the total employee compensation.  We can also elect to make a profit-sharing contribution.  Contributions by the Company to this Plan amounted to $84,949 and $79,787 for the years ended August 31, 2010 and 2009, respectively.

NOTE 11 - SUBSEQUENT EVENTS

The details of repurchases made since August 31, 2010 are listed in the following table.  Thus, adding these shares to those described above through August 31, 2010, the total number of shares repurchased through November 19, 2010 under the phase II was 718,089.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Shares Authorized for Repurchase Under the Share Repurchase Plan – Phase II
09/01/10 to 09/30/10	81,070	$2.6969	598,521
10/01/10 to 10/31/10	170,494	$3.1671	428,027
11/01/10 to 11/19/10	146,116	$2.9523	281,911
As of 11/19/10	397,680	$2.9923

From September 1, 2010 to November 19, 2010, an additional 66,653 stock options to purchase shares have been exercised by employees that generated $13,325 in cash.

The Company noticed that there was ambiguity between the 2007 Stock Option Plan and the compensation in the employment agreement with Walter Woltosz, CEO of the Company. In compliance with the 2007 Stock Option Plan, he agreed to return 102,666 stock options to the Company.