Form 10-Q
period 2010-11-30
SIMULATIONS PLUS INC
filed 2011-01-14
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934
For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 12, 2011 was 15,499,961 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended November 30, 2010

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2.	Changes in Securities	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signature		24

Part I.  Financial Information
Item 1.  Financial Statements

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
at November 30, 2010 (Unaudited) and August 31, 2010 (Audited)

ASSETS
	November 30,	August 31,
	2010	2010
Current assets
Cash and cash equivalents	$8,873,080	$9,631,762
Income tax refund receivable	259,434	225,510
Accounts receivable, net of allowance for doubtful accounts and estimated contractual discounts of $395,358 and $421.118	1,537,713	1,291,350
Contracts receivable	166,669	184,081
Inventory	522,478	554,867
Prepaid expenses and other current assets	105,193	138,163
Deferred income taxes	310,024	364,264
Total current assets	11,774,591	12,389,997

Capitalized computer software development costs, net of accumulated amortization of $4,674,008 and $4,487,757	2,187,458	2,186,419
Property and equipment, net (note 3)	75,364	55,984
Customer relationships, net of accumulated amortization of $120,935 and $118,442	7,107	9,600
Other assets	18,445	18,445

Total assets	$14,062,965	$14,660,445

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$309,480	$239,424
Accrued payroll and other expenses	506,632	511,106
Accrued bonuses to officer	103,402	60,000
Accrued income taxes	102,914	261,861
Accrued warranty and service costs	39,605	35,586
Deferred revenue	33,170	96,092
Total current liabilities	1,095,203	1,204,069

Long-term liabilities
Deferred income taxes	486,072	410,523

Total liabilities	1,581,275	1,614,592

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized 15,501,979 and 15,833,006 shares issued and outstanding	3,973	4,304
Additional paid-in capital	4,759,943	5,891,268
Retained earnings	7,717,774	7,150,281

Total shareholders' equity	12,481,690	13,045,853

Total liabilities and shareholders' equity	$14,062,965	$14,660,445

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended November 30,
(Unaudited)

	2010	2009

Net sales	$2,811,286	$2,437,052

Cost of sales	740,983	606,889

Gross profit	2,070,303	1,830,163

Operating expenses
Selling, general, and administrative	1,062,375	1,004,273
Research and development	208,039	261,325

Total operating expenses	1,270,414	1,265,598

Income from operations	799,889	564,565

Other income (expense)
Interest income	24,641	22,486
Miscellaneous income	231	231
Gain on currency exchange	-	73,232
Gain on sale of assets	-	1,024
Interest expense	(118)	(302)

Total other income (expense)	24,754	96,671

Income before income taxes	824,643	661,236

Provision for income taxes	(257,150)	(231,433)

Net income	$567,493	$429,803

Basic earnings per share	$0.04	$0.03

Diluted earnings per share	$0.03	$0.03

Weighted-average common shares outstanding

Basic	15,691,345	15,648,630

Diluted	16,525,142	16,775,287

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30,
(Unaudited)

	2010	2009
Cash flows from operating activities
Net income	$567,493	$429,803
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	7,051	6,377
Amortization of customer relationships	2,493	3,989
Amortization of capitalized computer software development costs	186,250	150,396
Bad debts	-	(12,901)
Stock-based compensation	45,006	52,450
Gain on sale of equipment	-	(1,024)
Deferred income taxes	129,789	-
(Increase) decrease in
Accounts receivable and Contracts receivable	(228,952)	(2,619)
Income tax refundable	(33,924)	(44,765)
Inventory	32,389	99,868
Prepaid expenses and other assets	32,970
Increase (decrease) in		100,284
Accounts payable	70,056	24,443
Accrued payroll and other expenses	(4,474)	63,749
Accrued Bonus	43,402	-
Accrued income taxes	(158,947)	36,591
Accrued warranty and service costs	4,019	(8,135)
Deferred revenue	(62,922)	67,620

Net cash provided by operating activities	631,699	966,126

Cash flows from investing activities
Purchases of property and equipment	(26,431)	(24,353)
Capitalized computer software development costs	(187,289)	(200,538)

Net cash used in investing activities	(213,720)	(224,891)

Cash flows from financing activities
Repurchase of common stock	(1,189,986)	(285,123)
Proceeds from the exercise of stock options	13,325	43,743

Net cash used in financing activities	(1,176,661)	(241,380)

Net increase (decrease) in cash and cash equivalents	$(758,682)	$499,855

Cash and cash equivalents, beginning of year	9,631,762	7,473,485

Cash and cash equivalents, end of period	$8,873,080	$7,973,340

Supplemental disclosures of cash flow information

Interest paid	$118	$302

Income taxes paid	$320,232	$130,232

The accompanying notes are an integral part of these consolidated financial statements.

Simulations Plus, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009
(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2010, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2010. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Revenue Recognition
We recognize revenues related to software licenses and software maintenance in accordance with Accounting Standards Update (“ASU”) 2009-14 which amends FASB ASC Topic 985, to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Software products revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, 2) delivery has been made, 3) the amount is fixed, and 4) collectability is probable.  We do not have tangible products containing software components; however, in the event we provide such products in future, we will recognize its portion of revenue when tangible products are delivered.  Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.  For Words+ products, the revenue is recorded at the time of shipment, net of estimated allowances and returns.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $186,250 and $150,396 for the three months ended November 30, 2010 and 2009, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The following table summarizes fair value measurements by level at November 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$8,873,080	$-	$-	$8,873,080

Total	$8,873,080	$-	$-	$8,873,080

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, accrued bonuses to officers, and accrued warranty and service costs, the amounts approximate fair value due to their short maturities.

Shipping and Handling
Shipping and handling costs, recorded as cost of sales, amounted to $18,880 and $28,293 for the three months ended November 30, 2010 and 2009, respectively.

Research and Development Costs
Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll-related costs.  It also includes purchased software and databases which were developed by other companies and incorporated into, or used in the development of, our final products.

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

Customer relationships
The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the three months ended November 30, 2010 and 2009 amounted to $2,493 and $3,989, respectively.  Accumulated amortization as of November 30, 2010 and 2009 was $120,935 and $108,717, respectively.

Earnings per Share
We report earnings per share in accordance with FASB ASC 260-10.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the three months ended November 30, 2010 and 2009 were as follows:

	11/30/2010	11/30/2009
Numerator
Net income attributable to common shareholders	$567,493	$429,803
Denominator
Weighted-average number of common shares outstanding during the 3 months of FY11 and FY10	15,691,345	15,648,630
Dilutive effect of stock options	833,797	1,126,657
Common stock and common stock equivalents used for diluted earning per share	16,525,142	16,775,287

Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with FASB ASC 718-10 using the modified prospective method.  Under this method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $45,006 and $52,450 for the three months ended November 30, 2010 and 2009, respectively, and is included in the consolidated statements of operations as Selling, General and Administration (SG&A), and Research and Development expense.

Concentrations and Uncertainties
International sales accounted for 34% and 31% of net sales for the three months ended November 30, 2010 and 2009, respectively. For Simulations Plus, Inc. (pharmaceutical segment), four customers accounting for 29%, 11%, 10%, and 8% of net sales during the three months ended November 30, 2010, compared with four customers accounting for 40%, 9%, 8%, and 8% of net sales during the three months ended November 30, 2009.

For Words+, Inc., the third party billings, which include various government agencies, accounted for 65% of net sales during the three months ended November 30, 2010, compared with 72% of net sales during the three months ended November 30, 2009.  If changes are made in government funding policies for Words+ products, Words+ revenue may be impacted.  We continually evaluate and monitor regulatory developments in funding matters, and we do not expect Medicare and Medicaid of all 50 states to discontinue their funding of Words+ products; however, there can be no assurances that the current level of revenue from third parties will continue.

We operate in the computer software industry, which is highly competitive and changes rapidly.  The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus (pharmaceutical segment), four customers comprised 25% (a dealer account representing various customers), 23%, 18%, and 10% of its accounts receivable at November 30, 2010, and three customers comprised 20% (a dealer account representing various customers), 19%, 17%, and 11% of accounts receivable at November 30, 2009.   For Words+, the third party billings comprised 87% and one school district comprised 8% of its accounts receivable at November 30, 2010, and the third party billings comprised 92% of its accounts receivable at November 30, 2009.  We have three dedicated funding/billing personnel who continually track the third party billing collections.

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

Recently Issued Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 which amends FASB ASC Topis 985 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  ASU 2009-14 applies to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted.  We adopted this standard in this first quarter of fiscal 2011 and believe adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13, “Revenue Arrangements with Multiple Deliverables”.  ASU 2009-13 amends FASB ASC Topic 605 to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying the guidance.  ASU 2009-13 applies to fiscal years beginning after June 15, 2010, with early application permitted.  We adopted this standard in this first quarter of fiscal 2011 and believe adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3:  PROPERTY AND EQUIPMENT

Property and equipment as of November 30, 2010 consisted of the following:

Equipment	$107,261
Computer equipment	403,635
Furniture and fixtures	61,498
Automobile	21,769
Leasehold improvements	53,898
Sub total	648,061
Less: Accumulated depreciation and amortization	(572,697)
Net Book Value	75,364

Note 4:  COMMITMENTS AND CONTINGENCIES

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

Litigation
We are not a party to any litigation at this time and is not aware of any pending litigation of any kind.

Note 5: SHAREHOLDERS’ EQUITY

Stock Repurchase
On October 23, 2008, the Board of Directors authorized a share repurchase program (Phase I) enabling the buyback of up to $2.5 million in shares during a 12-month period beginning Monday, October 27, 2008.  The actual repurchase started on December 2, 2008; therefore the Board of Directors extended it through December 1, 2009 in order to have a full 12-month period.  We opened an account with Morgan Stanley Smith Barney for the purchase of such securities. Funds for any stock purchases are drawn from our cash reserves.   Under the Phase I repurchase program, we repurchased 1,026,483 shares at an average price of $1.3182, for a total expenditure of $1,197,540 including commissions paid to a broker.

On January 10, 2010, the Board of Directors authorized a renewed share repurchase program (Phase II) effective as of February 15, 2010.  The renewed program enables the Company to buy back up to one million shares during a 12-month period.

The details of repurchases made under Phase II program is listed in the table below. Our total expenditure for Phase II repurchases as of November 30, 2010 was $1,958,970 including commissions paid to a broker, which brings the totals for combined Phase I and Phase II repurchases to 1,774,572 shares at an average price of $1.8850 and a total expenditure of $3,917,940 as of November 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Shares Authorized for Repurchase Under the Share Repurchase Plan – Phase II
04/01/10 to 04/30/10	86,976	$2.2237	913,024
05/01/10 to 05/31/10	170,101	$2.3515	742,923
06/01/10 to 06/30/10	33,665	$2.3670	709,258
07/01/10 to 07/31/10	18,789	$2.4433	690,469
08/01/10 to 08/31/10	10,878	$2.4283	679,591
09/01/10 to 09/30/10	81,070	$2.6969	598,521
10/01/10 to 10/31/10	170,494	$3.1671	428,027
11/01/10 to 11/30/10	146,116	$2.9523	281,911
Phase II Total	718,089	$2.6952

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

TRANSACTIONS IN FY 2010

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life

Outstanding, August 31, 2010	1,493,902	$1.13
Exercised	(72,500)	$0.41
Expired / Cancelled	(102,666)	$1.62
Granted	20,000	$3.27
Outstanding, November 30, 2010	1,338,736	$1.16	4.227
Exercisable, November 30, 2010	913,536	$0.92	3.371

The fair value of the options granted during the first fiscal quarter of 2011 is estimated at $33,752.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal quarter ended November 30, 2010: dividend yield of 0%, pre-vest forfeiture rate of 4.53%, expected volatility of 79.70%, risk-free interest rate of 1.17%, and expected life of 5.0 years.

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.2 years at November 30, 2010.  The exercise prices for the options outstanding at November 30, 2010 ranged from $0.26 to $3.27, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.26	$0.75	319,736	0.5 years	$0.35	319,736	0.4 years	$0.35
$0.76	$1.25	725,000	5.6 years	$1.08	544,200	4.7 years	$1.11
$1.26	$3.27	294,000	4.9 years	$2.25	49,600	7.4 years	$2.50
		1,338,736	4.2 years	$1.16	913,536	3.4 years	$0.92

Other Stock Options
As of November 30, 2010, the Board of Directors holds options to purchase 71,000 shares of common stock at exercise prices ranging from $0.30 to $6.68, which were granted prior to August 31, 2010.

Transactions in FY10	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2010	71,000	$2.02
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding, November 30, 2010	71,000	$2.02
Exercisable, November 30, 2010	48,500	$1.98

Note 7:  RELATED PARTY TRANSACTIONS

As of November 30, 2010, included in accrued bonuses to officers was $103,402, of which $60,000 represents 5% of the Company's FY10 net income before bonuses and taxes, not exceeding $60,000, paid to the Corporate Secretary, Virginia Woltosz, as an annual bonus as part of the terms of the sale of Words+ to Simulations Plus in 1996.  This last fiscal year’s bonus was paid in December 2010.

The accrued bonuses to officers at November 30, 2010 also include the bonus accrued for the first fiscal quarter of FY11 in the amount of $43,402.  This amount represents 5% of the net income before bonuses and taxes, not exceeding $60,000, paid to the Corporate Secretary as part of the terms of the sale of Words+ to Simulations Plus in 1996.

Note 8:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with guidance issued by FASB.  Our reportable segments are strategic business units that offer different products and services.  Results for each segment and consolidated results are as follows for the three months ended November 30, 2010 and 2009 (in thousands):

November 30, 2010
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$2,050	$761		$2,811
Income (loss) from operations	810	(10)		800
Identifiable assets	14,226	1,606	$(1,395)	14,437
Capital expenditures	0	26		26
Depreciation and Amortization	186	10		196

November 30, 2009
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$1,735	$702		$2,437
Income (loss) from operations	578	(13)		565
Identifiable assets	12,435	2,032	$(1,639)	12,828
Capital expenditures	14	10		24
Depreciation and Amortization	147	14		161

In addition, the Company allocates revenues to geographic areas based on the locations of its customers.  Geographical revenues for the three months ended November 30, 2010 and 2009 were as follows (in thousands):

November 30, 2010
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	$1,250	$470	$330	$-	$-	$2,050
Words+, Inc.	730	2	3	24	2	761
Total	1,980	472	333	24	2	2,811

November 30, 2009
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	$995	$425	$315	$-	$-	$1,735
Words+, Inc.	686	9	-	7	-	702
Total	1,681	434	315	7	-	2,437

Note 9:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation.  We can also elect to make a profit-sharing contribution.  Our contributions to this Plan amounted to $23,320 and $21,208 for the three months ended November 30, 2010 and 2009, respectively.

Note 10:  SUBSEQUENT EVENT

Since December 2010, we have continued buying back our own shares, and subject to acceptable market conditions, we plan to continue repurchasing shares in accordance with our Phase II share repurchase plan, which authorizes up to one million shares through February 14, 2011.  The details of shares repurchased are listed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Shares Authorized to Purchase Under the Share Repurchase Plan
12/01/10 to 12/31/10	41,214	$2.5716	240,697
01/01/11 through 01/12/11	56,804	$2.7602	183,893
Total	98,018	$2.6809

From December 1, 2010 to January 12, 2011, an additional 94,000 shares were issued as results of options exercised.

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

ADMET Predictor™
ADMET Predictor is a computer program that takes molecular structures as inputs and predicts about 90 different properties for them at the rate of about 200,000 compounds per hour on a fast personal computer. This capability means that a chemist can process a huge number of molecules through ADMET Predictor in a very short time, and can identify those molecules that are sure to fail as potential drug candidate without the need to ever synthesize and test them. The gain in productivity using these in silico (computer) predictions is enormous. Millions of “virtual” compounds can be created and screened in a day compared to months of work to synthesize and test a few hundred actual compounds. The ability to eliminate obvious poor compounds enables chemists to investigate a much larger “chemical space” in their search for new medicines. New predictions for metabolism and toxicity are among the expanded properties that have been added in recent months and will be included in a new version with release expected in the second quarter.
Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year. Using their own proprietary data to build predictive models provides a second return on this investment; however, in the past, model building has traditionally been a tedious activity performed by specialists. The ADMET Modeler program that is integrated into ADMET Predictor enables scientists without model-building experience to use their own experimental data to quickly create proprietary, high-quality predictive models.

MedChem Studio™
MedChem Studio has become a powerful tool for medicinal and computational chemists for both data mining and for designing new drug-like molecules. Coupled with the top-rated property predictions in ADMET Predictor, the two programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high throughput screening experiments to find the most promising classes and molecules that are active against a particular target. In addition, MedChem Studio with ADMET Predictor can take an interesting (but not acceptable) molecule and very quickly generate high quality analogs (i.e., similar new molecules) using a variety of design algorithms to generate new molecules that are predicted to be both active against the target as well as acceptable in a variety of ADMET properties.

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

GastroPlus
GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently in use at numerous pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health, and other government agencies in the U.S. and other countries.

The insight gained through GastroPlus simulations can guide project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) the best estimate for “first dose in human” for a new drug prior to Phase I trials, (2) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (3) whether the absorption process is affected by certain enzymes and transporter proteins in the intestinal tract that may cause the amount of drug reaching the blood to be very different after absorption from one region of the intestine to another, (4) when certain properties of a new compound are probably adequately estimated by in silico predictions (such as from ADMET Predictor) or from simple experiments, rather than through more expensive and time-consuming in vitro or animal experiments, (5) what the likely variations in blood and tissue concentration levels of a new drug would be in a large population, in different age groups or in different ethnic groups, and (6) whether a new formulation for an existing approved drug is likely to demonstrate “bioequivalence” (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial (important for generic drug companies and the Office of Generic Drugs at the FDA, which has numerous licenses for GastroPlus).

Our marketing intelligence and reorder history indicate that GastroPlus continues to dominate its market niche in the number of users worldwide. In addition to virtually every major pharmaceutical company, licenses include government agencies in the U.S and abroad, a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, we believe they can also save considerable time and money through simulation. We believe this part of the industry, which we believe includes a few thousand companies, represents major growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus continues to grow steadily, adding to the base of annual license renewals each year. Recent consolidations by larger companies have not adversely affected our sales to date. In fact, because of the increased need for improving productivity, those companies have often adopted in silico tools at ever-greater levels, with the result that large company licenses have often increased at renewal time even in the face of such consolidation.

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

Government-Funded Research
We are well along in our $525,000 Phase II Small Business Innovation Research (“SBIR”) grant awarded by the National Institutes of Health (“NIH”). This SBIR grant has provided funds that allowed us to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the grant study are funded largely through the grant with some company support. The improvements to ADMET Predictor under this grant have allowed us to build new models for prediction of metabolic sites (i.e., predicting which atoms in a molecule have the highest propensity for metabolism by the most common metabolizing enzymes in human). This is a very powerful capability that will enhance not only ADMET Predictor, but also the MedChem Studio/ADMET Predictor combination for design of new molecules. We expect release of this new capability in the second quarter.

WORDS+ SUBSIDIARY

PRODUCTS
Our wholly owned subsidiary, Words+, Inc., has been an industry pioneer and technology leader for over 28 years, focused on introducing and improving augmentative and alternative communication and computer access software and devices for people with disabilities. Words+ introduced EyeProTM, an eyegaze product, at a national conference during March, 2010. Eyegaze technology allows people to operate a computer or communication device by simply looking at the computer screen, and has been a major breakthrough for people with severe disabilities. The addition of EyeProTM to our product line significantly increases the effectiveness of our sales network, as many of our distributors were previously selling a different eyegaze product, and our in-house sales employees had no eyegaze product to offer. When EyeProTM is combined with our EZKeysTM software, it becomes one of the most powerful ways to operate standard Windows applications using only the eyes. EyeProTM also combines with MindExpressTM to allow students or anyone operating below the full professional productive mode to chat, send email, and make phone calls, etc. from inside MindExpressTM using special features to make the process easier.

STRATEGY

Our business strategy is to do the things we need to do to promote growth both organically (by expanding our current products and services through in-house efforts) and by acquisition. We believe that the fundamental science and technology that underlies our business units are the keys to improving our existing products and to expanding the product line with new products that meet our various customers’ needs. Acquisition continues to be a high priority and we have spent considerable time and effort searching for suitable acquisition opportunities for several years. Our three completed acquisitions to date (two on the pharmaceutical side of the business and one on the disability products side) have all proved to be immediately accretive, adding to both revenues and earnings. Due diligence meetings with a number of potential companies over the past several years have resulted either in discovery of factors that made them unsuitable, or in financial terms and conditions that would not have been favorable to our shareholders.  We continue to search for suitable acquisitions and we consider this to be a high-priority activity.

Results of Operations

Comparison of Three Months Ended November 30, 2010 and 2009.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	11/30/10		11/30/09
Net sales	$2,811	100%	$2,437	100%
Cost of sales	741	26.4	607	24.9
Gross profit	2,070	73.6	1,830	75.1
Selling, general and administrative	1,062	37.8	1,004	41.2
Research and development	208	7.4	261	10.7
Total operating expenses	1,270	45.2	1,265	51.9
Income from operations	800	28.5	565	23.2
Other income	25	0.9	96	3.9
Net income before taxes	825	29.4	661	27.1
(Provision for) income taxes	(257)	(9.1)	(231)	(9.5)
Net income	$568	20.2%	$430	17.6%

Net Sales
Consolidated net sales increased $374,000, or 15%, to $2,811,000 in the first fiscal quarter of Fiscal Year 2011 (“1QFY11”) from $2,437,000 in the first fiscal quarter of Fiscal Year 2010 (“1QFY10)”.  Sales from pharmaceutical software and services increased approximately $316,000, or 18.2%, and our Words+, Inc. subsidiary’s sales between 1QFY11 and 1QFY10 increased approximately $58,000, or 8.3%.  We attribute the increase in pharmaceutical software and services revenues due to an approximately $330,000 increase for license renewals, with the majority from new customers and orders for additional module licenses from existing customers and the first GastroPlus workshop fees which offset a decrease in funded collaborations as a result of completing all but one of these large contracts by the end of August 2010.

For Words+ sales, revenues from EyePro, Conversa™, and Freedom products increased, which outweighed a decrease in revenues from “Say-it! SAM” handheld communicators.

Cost of Sales
Consolidated cost of sales increased $134,000, or 22%, to $741,000 in Q1FY11 from $607,000 in Q1FY10, and as a percentage of revenue, cost of sales increased 2%.  For pharmaceutical software and services, cost of sales increased $64,000, or 22%; however, as a percentage of revenues, cost of sales were 17% for both Q1FY11 and Q1FY10.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $39,000, or 28%, in 1QFY11 compared with 1QFY10.  Royalty expense, another significant portion of cost of sales, increased approximately $19,000, or 20%, in 1QFY11 compared with 1QFY10.  We pay a royalty on the core GastroPlus software licenses but not on its optional modules.  We also pay royalties on the Enslein Metabolism Module in our ADMET Predictor software in accordance with our agreement with Enslein Research, Inc.  The cost of sales for contract studies, which consists mainly of salaries for scientists, increased approximately $6,000 due to staff expansions and increases in salary for existing employees.

For Words+, cost of sales increased $70,000 or 22%, and as a percentage of revenue, cost of sales also increased to 51% in 1QFY11 from 45% in 1QFY10.  This is due to increase in sales of EyePro, Conversa, and Freedom products which have higher bill of materials and decrease in Say-it! SAM handheld communicators which have lower bill of materials.

Gross Profit
Consolidated gross profit increased $240,000, or 13%, to $2,070,000 in 1QFY11 from $1,830,000 in 1QFY10.  We attribute this increase to the increased gross profit from pharmaceutical software and services which outweighed a decrease in Words+ gross profit.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses increased $58,000, or 6%, to $1,062,000 in 1QFY11 from $1,004,000 in 1QFY10.  As a percent of sales, SG&A decreased to 38% from 41% in 1QFY10.  For Simulations Plus, SG&A increased $61,000, or 10%.  The major increases in SG&A expense were commissions, travel, investor relations, and salaries which outweighed decreases in bonus to officers.

For Words+, SG&A expenses decreased $3,000, or 1%, due to decreases in allowance for bad debts and decreased repair expenses, which outweighed an increase in trade show expenses.

Research and Development
We incurred approximately $395,000 of research and development costs for both companies during 1QFY11.  Of this amount, $187,000 was capitalized and $208,000 was expensed.  In 1QFY10, we incurred $462,000 of research and development costs, of which $201,000 was capitalized and $261,000 was expensed.  The decrease of $67,000, or 15%, in total research and development expenditures from 1QFY10 to 1QFY11 was due to the fact that our CEO spent more time in S&GA activities than R&D activities.

Other income (expense)
Net other income (expense) in 1QFY11 decreased by $71,000, or 74.0%, to $25,000 in 1QFY11 from $96,000 in 1QFY10.  This is due to the fact that we invoiced in US dollar currency rather than Japanese yen in this quarter in accordance with our Japanese distributor’s request.

Provision for Income Taxes
The provision for income taxes increased by $26,000 or 11%, to $257,000 in 1QFY11 from $231,000 in 1QFY10 due to an increase in net income.  However, our tax rate decreased to 31.2% in 1QFY11 from 35% in 1QFY10.

Net Income
Consolidated net income increased by $138,000, or 32%, to $568,000 in 1QFY11 from $430,000 in 1QFY10.  Diluted earnings per share increased 34% to $0.0343 from $0.0256. We attribute this increase in profit due to the increases in gross profit and other income which outweighed an increase in expenses.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from our operations.  We have achieved continuous positive operating cash flow in the last eight fiscal years.  We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.  Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities.  In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical and disability businesses while maintaining expenses within operating cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks.  Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas.  The exception is that we have been compensated in Japanese yen by some Japanese customers and in Euros by one European customer; however during Q1FY11, our business transactions were all in U.S. dollars by customers’ requests.  As a result, we experienced no gain in Q1FY11 while we had a larger gain in Q1FY10.  In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction.  To date, exchange rate exposure has not resulted in a material impact.

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

On January 10, 2010, the board of directors authorized a renewed share repurchase program effective as of February 15, 2010.  The renewed program enables the Company to buy back up to one million shares during a 12-month period.  As of November 30, 2010, the Company had bought back 718,089 shares under this renewed repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of Simulations Plus, Inc. (1)
3.2	Amended and Restated Bylaws of Simulations Plus, Inc. (1)
4.1	Articles of Incorporation of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.1 hereof) and Bylaws of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.2 hereof)
4.2	Form of Common Stock Certificate (1)
4.3	Share Exchange Agreement (1)
10.1	Simulations Plus, Inc. 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1)
10.24	Exclusive License Software Agreement by and between Simulations Plus, Inc. and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.45	Employment Agreement by and between the Company and Walter S. Woltosz (5)
10.46	Simulations Plus, Inc. 2007 Stock Option Plan (the “2007 Option Plan”) (6)
10.47	Lease extension agreement by and between Simulations Plus, Inc. and Crest Development (7)
21.1	List of Subsidiaries (8)
31.1	Rule 13a-14(a)/15d-14(a) – Certification of Chief Executive Officer (CEO). (8)
31.2	Rule 13a-14(a)/15d-14(a) – Certification of Chief Financial Officer (CFO). (8)
32	Section 1350 – Certification of CEO and CFO. (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(6)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2009.
(7)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(8)	Filed herewith.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 13, 2011.

Simulations Plus, Inc.

Date: January 13, 2011	By: /s/ MOMOKO BERAN
Momoko Beran
Chief Financial Officer