Form 10-Q
period 2011-02-28
SIMULATIONS PLUS INC
filed 2011-04-13
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 For the quarterly period ended February 28, 2011

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 For the transition period from __________ to __________

Commission file number:  001-32046

Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California (State or other jurisdiction of Incorporation or Organization)	95-4595609 (I.R.S. Employer identification No.)

42505 10th Street West
Lancaster, CA  93534-7059
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 13, 2011 was 15,432,420 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.
FORM 10-Q  Quarterly Report
For the Quarterly Period Ended February 28, 2011

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
at February 28, 2011 (unaudited) and August 31, 2010 (audited)

ASSETS
	February 28,	August 31,
	2011	2010
Current assets
Cash and cash equivalents	$8,758,887	$9,631,762
Income tax refund receivable	259,434	225,510
Accounts receivable, net of allowance for doubtful accounts and estimated contractual discounts of $296,738 and $421,118	2,253,714	1,291,350
Contracts receivable	146,306	184,081
Inventory	502,505	554,867
Prepaid expenses and other current assets	174,314	138,163
Deferred income taxes	307,991	364,264
Total current assets	12,403,151	12,389,997

Capitalized computer software development costs, net of accumulated amortization of $4,837,424 and $4,487,757	2,287,724	2,186,419
Property and equipment, net (note 3)	70,337	55,984
Customer relationships, net of accumulated amortization of $120,935 and $118,442	4,987	9,600
Other assets	18,445	18,445

Total assets	$14,784,644	$14,660,445

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$446,795	$239,424
Accrued payroll and other expenses	445,756	511,106
Accrued bonuses to officer	60,000	60,000
Accrued income taxes	380,342	261,861
Accrued warranty and service costs	43,799	35,586
Deferred revenue	83,624	96,092
Total current liabilities	1,460,316	1,204,069

Long-term liabilities
Deferred income taxes	669,545	410,523

Total liabilities	2,129,861	1,614,592

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized 15,341,820 and 15,833,006 shares issued and outstanding	3,813	4,304
Additional paid-in capital	4,025,716	5,891,268
Retained earnings	8,625,254	7,150,281

Total shareholders' equity	12,654,783	13,045,853

Total liabilities and shareholders' equity	$14,784,644	$14,660,445

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and six months ended February 28, 2011 and 2010
(unaudited)

	Three months ended		Six months ended
	2011	2010	2011	2010

Net sales	$3,349,387	$2,949,719	$6,160,673	$5,386,771

Cost of sales	748,821	700,475	1,489,804	1,307,364

Gross profit	2,600,566	2,249,244	4,670,869	4,079,407

Operating expenses
Selling, general, and administrative	980,327	1,088,819	2,042,702	2,093,092
Research and development	254,642	252,098	462,681	513,423

Total operating expenses	1,234,969	1,340,917	2,505,383	2,606,515

Income from operations	1,365,597	908,327	2,165,486	1,472,892

Other income (expense)
Interest income	20,317	23,560	44,958	46,046
Interest expense	-	(1)	(118)	(303)
Miscellaneous income	-	-	231	231
Gain on sales of property and equipment	240	-	240	1,024
Gain on currency exchange	8,341	41,962	8,341	115,194

Total other income	28,898	65,521	53,652	162,192

Income before provision for income taxes	1,394,495	973,848	2,219,138	1,635,084

Provision for income taxes	(487,015)	(332,985)	(744,165)	(564,418)

Net income	$907,480	$640,863	$1,474,973	$1,070,666

Basic earnings per share	$0.06	$0.04	$0.09	$0.07

Diluted earnings per share	$0.06	$0.04	$0.09	$0.06

Weighted-average common shares outstanding
Basic	15,472,504	15,826,030	15,581,301	15,735,400

Diluted	16,217,573	16,558,423	16,322,845	16,479,033

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended February 28, 2011 and 2010
(unaudited)

	2011	2010
Cash flows from operating activities
Net income	$1,474,973	$1,070,666
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	14,713	13,246
Amortization of customer relationships	4,613	7,605
Amortization of capitalized computer software development costs	349,667	316,304
Bad debts	-	70,283
Excess tax benefits from share-based arrangement	(24,081)	-
Stock-based compensation	80,408	32,285
Gain on sales of property and equipment	(240)	(1,024)
Deferred income taxes	315,295	70,907

(Increase) decrease in
Accounts receivable and Contracts receivable	(924,589)	(107,200)
Income tax refundable	(33,924)	-
Inventory	52,362	(10,251)
Prepaid expenses and other assets	(36,151)	47,995
Increase (decrease) in
Accounts payable	207,371	102,418
Accrued payroll and other expenses	(65,351)	61,491
Accrued income taxes	142,562	168,438
Accrued warranty and service costs	8,213	(12,566)
Deferred revenue	(12,468)	37,561

Net cash provided by operating activities	1,553,373	1,868,158

Cash flows from investing activities
Purchases of property and equipment	(29,066)	(31,769)
Proceeds from sale of property and equipment	240	-
Capitalized computer software development costs	(450,971)	(456,082)

Net cash used in investing activities	(479,797)	(487,851)

Cash flows from financing activities
Repurchase of common stock	(2,048,172)	(288,698)
Excess tax benefits from share-based arrangement	24,081	-
Proceeds from the exercise of stock options	77,640	76,195

Net cash used in financing activities	(1,946,451)	(212,503)

Net increase (decrease) in cash and cash equivalents	$(872,875)	$1,167,804

Cash and cash equivalents, beginning of year	9,631,762	7,473,485

Cash and cash equivalents, end of period	$8,758,887	$8,641,289

Supplemental disclosures of cash flow information

Interest paid	$118	$302

Income taxes paid	$320,232	$260,464

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended February 28, 2011, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2010. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Revenue Recognition
We recognize revenues related to software licenses and software maintenance in accordance with Accounting Standards Update (“ASU”) 2009-14, which amends FASB ASC Topic 985 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Software products revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, 2) delivery has been made, 3) the amount is fixed, and 4) collectability is probable.  We do not have tangible products containing software components; however, in the event we provide such products in the future, we will recognize its portion of revenue when tangible products are delivered.  Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.  For Words+ products, the revenue is recorded at the time of shipment, net of estimated allowances and returns.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $349,667 and $316,304 for the six months ended February 28, 2011 and 2010, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The following table summarizes fair value measurements by level at February 28, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$8,758,887	$-	$-	$8,758,887

Total	$8,758,887	$-	$-	$8,758,887

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, accrued bonuses to officers, and accrued warranty and service costs, the amounts approximate fair value due to their short maturities.

Shipping and Handling
Shipping and handling costs, recorded as cost of sales, amounted to $39,207 and $54,715 for the six months ended February 28, 2011 and 2010, respectively.

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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

We are currently being audited by the California Franchise Tax Board for the fiscal years ended August 31, 2007 and 2008.  The outcome of this audit may result in changes to the tax liability for those tax years.

Customer relationships
We purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the six months ended February 28, 2011 and 2010 amounted to $4,613 and $7,605, respectively.  Accumulated amortization as of February 28, 2011 and 2010 was $123,055 and $112,333, respectively.

Earnings per Share
We report earnings per share in accordance with FASB ASC 260-10.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the six months ended February 28, 2011 and 2010 were as follows:

	02/28/2011	02/28/2010
Numerator
Net income attributable to common shareholder	$1,474,973	$1,070,666
Denominator
Weighted-average number of common shares outstanding during the year	15,581,301	15,735,400
Dilutive effect of stock options	741,544	743,633
Common stock and common stock equivalents used for diluted earning per share	16,322,845	16,479,033

Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with FASB ASC 718-10 using the modified prospective method.  Under this method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $80,408 and $32,284 for the six months ended February 28, 2011 and 2010, respectively, and is included in the condensed consolidated statements of operations as Salaries, Consulting, and Research and Development expense.

Concentrations and Uncertainties
International sales accounted for 34% and 30% of net sales for the six months ended February 28, 2011 and 2010, respectively.  For Simulations Plus, Inc. (pharmaceutical segment), three customers accounted for 15%, 8% and 7% of net sales during the six months ended February 28, 2011, compared with two customers accounting for 22% and 15% of net sales during the six months ended February 28, 2010.

For Words+, Inc., third-party billing, which includes various government agencies as well as private insurance companies, accounted for 58% of net sales during the six months ended February 28, 2011, compared with 61% of net sales during the six months ended February 28, 2010.  If changes are made in government funding policies for Words+ products, Words+ revenue could be impacted.  We continually evaluate and monitor regulatory developments in funding matters. We do not expect that Medicare and Medicaid within all 50 states would discontinue their funding of Words+ products; however, there can be no assurances that the current level of revenue from third parties will continue.

We operate in the computer software industry, which is highly competitive and changes rapidly.  Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus (pharmaceutical segment), three customers comprised 14%, 12% (a dealer account representing various customers), and 10% of its accounts receivable at February 28, 2011, and three customers comprised 19%, 15% (a dealer account representing various customers), and 10% of its accounts receivable at February 28, 2010.   For Words+, third-party billing, which includes various government agencies, comprised 77%, and a school district comprised 9%, of its accounts receivable at February 28, 2011, while third-party billing comprised 90% of its accounts receivable at February 28, 2010.  The collection of accounts receivable in a timely manner is critical to Words+’ cash flow and its operations.  We have three dedicated funding personnel who continually track such collections.

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

Note 3:  PROPERTY AND EQUIPMENT

Property and equipment as of February 28, 2011 consisted of the following:

Equipment	$107,261
Computer equipment	405,017
Furniture and fixtures	61,498
Automobile	21,769
Leasehold improvements	53,898
Sub total	649,443
Less: Accumulated depreciation and amortization	(579,106)
Net Book Value	70,337

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

For fiscal year 2010, the Compensation Committee awarded a $25,000 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was paid in December 2010.

Litigation
We are not a party to any litigation at this time and we are not aware of any pending litigation of any kind.

Note 5: SHAREHOLDERS’ EQUITY

Stock Repurchase
On October 23, 2008, the Board of Directors authorized a share repurchase program (Phase I) enabling the buyback of up to $2.5 million in shares during a 12-month period beginning Monday, October 27, 2008.  The actual repurchase started on December 2, 2008; therefore the Board of Directors extended it through December 1, 2009 in order to have a full 12-month period.  We opened an account with Morgan Stanley Smith Barney for the purchase of such securities. Funds for any stock purchases are drawn from our cash reserves.   Under the Phase I repurchase program, we repurchased 1,026,483 shares at an average price of $1.3182, for a total expenditure of $1,377,015 including commissions paid to a broker.

On January 10, 2010, the Board of Directors authorized a renewed share repurchase program (Phase II) effective as of February 15, 2010.  The renewed program enables the Company to buy back up to one million shares during a 12-month period.

The details of repurchases made under Phase II program is listed in the table below. Our total expenditure for Phase II repurchases as of February 28, 2011 was $2,823,796 including commissions paid to a broker, which brings the totals of the combined Phase I and Phase II repurchases to 2,022,731 shares at an average price of $2.0501 and a total expenditure of $4,200,810, including commissions paid to a broker, as of February 28, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Shares Authorized for Repurchase Under the Share Repurchase Plan – Phase II
04/01/10 to 04/30/10	86,976	$2.2237	913,024
05/01/10 to 05/31/10	170,101	$2.3515	742,923
06/01/10 to 06/30/10	33,665	$2.3670	709,258
07/01/10 to 07/31/10	18,789	$2.4433	690,469
08/01/10 to 08/31/10	10,878	$2.4283	679,591
09/01/10 to 09/30/10	81,070	$2.6969	598,521
10/01/10 to 10/31/10	170,494	$3.1671	428,027
11/01/10 to 11/30/10	146,116	$2.9523	281,911
12/01/10 to 12/31/10	41,214	$2.5716	240,697
01/01/11 to 01/31/11	119,469	$2.9028	121,228
02/01/11 to 02/14/11*	117,476	$3.0852	3,725
Phase II Total	996,248	$2.8041	0
*Phase II repurchase program ended on 02/14/2011.

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

TRANSACTIONS IN FY 2011	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)

Outstanding, August 31, 2010	1,493,902	$1.13
Granted	20,000	$3.27
Exercised/Released	(190,500)	$0.49
Cancelled/Forfeited	(102,666)	$1.62
Expired	(4,800)	$0.41
Outstanding, February 28, 2011	1,215,936	$1.23	4.2
Exercisable, February 28, 2011	886,602	$1.07	3.5

The fair value of the options granted during the first six months of fiscal year 2011 is estimated at $33,752.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, pre-vest forfeiture rate of 4.53%, expected volatility of 79.70%, risk-free interest rate of 1.17%, and expected life of 5.0 years.

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.2 years at February 28, 2011.  The exercise prices for the options outstanding at February 28, 2011 ranged from $0.26 to $3.27, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.26	$0.75	236,936	0.3 years	$0.33	236,936	0.3 years	$0.33
$0.76	$2.00	835,000	5.4 years	$1.20	605,266	4.5 years	$1.21
$2.01	$3.27	144,000	4.3 years	$2.87	44,400	6.9 years	$3.02
		1,215,936	4.2 years	$1.23	886,602	3.5 years	$1.07

Other Stock Options
As of February 28, 2011, the Board of Directors holds options to purchase 71,000 shares of common stock at exercise prices ranging from $0.30 to $6.68, which were granted prior to February 28, 2011.

Transactions in FY10	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2010	71,000	$2.02
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding, February 28, 2011	71,000	$2.02
Exercisable, February 28, 2011	48,500	$1.98

Note 6:  RELATED PARTY TRANSACTIONS

As of February 28, 2011, included in bonus expenses to officers was $85,000, of which $60,000 was accrued bonus representing 5% of the Company's FY10 net income before bonuses and taxes, not exceeding $60,000, paid to the Corporate Secretary, Virginia Woltosz, as an annual bonus as part of the terms of the sale of Words+ to Simulations Plus in 1996.  The other $25,000, paid in December 2010, was a performance bonus to Walter Woltosz, our President/Chief Executive Officer.

Note 7:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with ASC 280-10.  Our reportable segments are strategic business units that offer different products and services.  Results for each segment and consolidated results are as follows for the six months ended February 28, 2011 and February 28, 2010 (in thousands):

February 28, 2011
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$4,672	$1,489		$6,161
Income (loss) from operations	2,119	46		2,165
Identifiable assets	14,464	1,673	$(1,350)	14,787
Capital expenditures	26	3		29
Depreciation and Amortization	352	17		369

February 28, 2010
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$3,962	$1,425		$5,387
Income (loss) from operations	1,692	(219)		1,473
Identifiable assets	13,421	1,754	$(1,562)	13,613
Capital expenditures	22	10		32
Depreciation and Amortization	310	27		337

In addition, the Company allocates revenues to geographic areas based on the locations of its customers.  Geographical revenues for the six months ended February 28, 2011 and 2010 were as follows (in thousands):

February 28, 2011
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	$2,477	$1,571	$610	$-	$14	$4,672
Words+, Inc.	1,445	9	4	29	2	1,489
Total	$3,783	$1,580	$615	$29	$16	$6,161

February 28, 2010
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	$2,421	$1,124	$417	$-	$-	$3,962
Words+, Inc.	1,342	22	34	27	-	1,425
Total	$3,763	$1,146	$451	$27	$-	$5,387

Note 8:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation.  We can also elect to make a profit-sharing contribution.  Our contributions to this Plan amounted to $53,500 and $40,975 for the six months ended February 28, 2011 and February 28, 2010, respectively.

Note 9:  SUBSEQUENT EVENT

From March 1, 2011 to April 12, 2011, an additional 90,600 shares were issued for $32,009 as results of options being exercised.

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

SIMULATIONS PLUS

We currently offer five software products for pharmaceutical research: ADMET Predictor™, MedChem Designer™, MedChem Studio™ (formerly known as ClassPharmer™), DDDPlus™, and GastroPlus™.

ADMET Predictor™
ADMET Predictor is a computer program that takes molecular structures as inputs and predicts over 120 different properties for them at the rate of about 200,000 compounds per hour on a fast personal computer. This capability means that a chemist can process a huge number of molecules through ADMET Predictor in a very short time, and can identify those molecules that are sure to fail as potential drug candidates without the need to ever synthesize and test them. The gain in productivity using these in silico (computer) predictions is enormous. Millions of “virtual” compounds can be created and screened in a day compared to months of work to synthesize and test a few hundred actual compounds. The ability to quickly eliminate obviously poor compounds in this manner enables chemists to investigate a much larger “chemical space” in their search for new medicines. We released version 5.5 of ADMET Predictor during the second quarter with a large set of new features and over 30 new property predictions. ADMET Predictor achieves its consistent top ranking among competitive programs because of its unique set of molecular and atomic descriptors and it’s power ADMET Modeler™ training algorithms.

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year. Using their own proprietary data to build predictive models provides a second return on this investment; however, in the past, model building has traditionally been a tedious activity performed by specialists. The ADMET Modeler program that is integrated into ADMET Predictor enables scientists without model-building experience to use their own experimental data to quickly create proprietary, high-quality predictive models using the same powerful modeling methods we use to build our top-ranked property predictions.

MedChem Designer™
MedChem Designer is a new program that was launched in February 2011. It is first a molecule drawing program, or “sketcher”, but it does much more than other molecule drawing programs because of its tight integration with both MedChem Studio and ADMET Predictor. When coupled with ADMET Predictor, MedChem Designer becomes a very powerful de novo design tool for medicinal chemists. With it, they can draw one or more molecules (structures), then click on an icon for ADMET Predictor and have over 120 properties for each structure calculated in seconds. We believe this provides a novel and unequaled capability for new molecule design. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio. Most existing molecule drawing programs are also free, so in order to convince chemists to try MedChem Designer, it must also be provided for free. Although the free version includes a small set of interesting ADMET Predictor property predictions, allowing the chemist to see a few key properties very quickly, there are many more properties that are needed to determine the suitability of any structure as a drug, and ADMET Predictor can predict a large number of such properties if the user has a license for it.

MedChem Studio™
MedChem Studio has become a powerful tool for medicinal and computational chemists for both data mining and for designing new drug-like molecules. Coupled with the top-rated property predictions in ADMET Predictor, the two programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high throughput screening experiments to find the most promising classes and molecules that are active against a particular target. In addition, MedChem Studio with ADMET Predictor can take an interesting (but not acceptable) molecule and very quickly generate high quality analogs (i.e., similar new molecules) using a variety of design algorithms to generate new molecules that are predicted to be both active against the target as well as acceptable in a variety of ADMET properties. Now, MedChem Designer is also a part of MedChem Studio (in the next version expected to be released in April). The user can click on the MedChem Designer icon and bring up the drawing window for a variety of purposes in MedChem Studio, as well as to use MedChem Designer while inside MedChem Studio to investigate how modifications to the structures of molecules can improve their properties.

MedChem Studio’s automatic molecule design capabilities provide a number of ways for chemists to rapidly generate large numbers of novel chemical structures based on intelligence from compounds that have already been synthesized and tested, or from basic chemical reactions selected by the user. Export of results is available in Microsoft Excel™ format as well as other convenient file formats requested by users. Numerous improvements have been incorporated into the upcoming release of MedChem Studio, including the MedChem Designer integration, a much-expanded multidimensional graphical output capability, updated rules for checking for duplicate structures, more flexibility in reading certain file formats, and a number of other convenience features.

DDDPlus
DDDPlus simulates in vitro laboratory experiments that measure the rate of dissolution of the drug contained in tablets and capsules in a variety of experimental conditions. This one-of-a-kind software program is used by formulation scientists to reduce the number of cut-and-try attempts to design new drug formulations, as well as to design in vitro experiments to better mimic in vivo conditions. Development during the second quarter focused on adding a Virtual Trial capability. Because no two experiments are ever exactly the same, this will enable the formulation scientist to automatically run many simulations to assess the likely variances in dissolution behaviors with expected variances in experimental parameters.

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

During the second quarter we announced that we had signed a 5-year collaboration agreement with the Center for Food Safety and Applied Nutrition (CFSAN) with the U.S. Food and Drug Administration (FDA) to use our ADMET Predictor/Modeler capabilities to build predictive models for likely toxicities of food additives and contaminants.

Government-Funded Research
We are well along in our $525,000 Phase II Small Business Innovation Research (“SBIR”) grant awarded by the National Institutes of Health (“NIH”). This SBIR grant has provided funds that allowed us to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the grant study are funded largely through the grant with some company support. The improvements to ADMET Predictor under this grant have allowed us to build new models for prediction of metabolic sites (i.e., predicting which atoms in a molecule have the highest propensity for metabolism by the most common metabolizing enzymes in human). This is a very powerful capability that will enhance not only ADMET Predictor, but also the MedChem Studio/ADMET Predictor combination for design of new molecules. We expect release of this new capability in the third quarter.

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

Results of Operations

Comparison of Three Months Ended February 28, 2011 and February 28, 2010.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	02/28/11		02/28/10
Net sales	$3,349	100%	$2,950	100%
Cost of sales	749	22.4	701	23.8
Gross profit	2,600	77.6	2,249	76.2
Selling, general and administrative	980	29.3	1,089	36.9
Research and development	255	7.6	252	8.5
Total operating expenses	1,235	36.9	1,341	45.5
Income from operations	1,365	40.7	908	30.8
Other income	29	0.9	66	2.2
Net income before taxes	1,394	41.6	974	33.0
Provision for income taxes	(487)	(14.5)	(333)	(11.3)
Net income	$907	27.1%	$641	21.7%

Net Sales
Consolidated net sales increased $399,000, or 13.5%, to $3,349,000 in the second fiscal quarter of 2011 (2QFY11) from $2,950,000 in the second fiscal quarter of 2010 (2QFY10).  This is the highest quarterly revenue in our history, exceeding even last year’s third quarter, which is typically the highest quarter.

Our sales from pharmaceutical and educational software increased approximately $394,000, or 17.7%; while our Words+, Inc. subsidiary’s sales increased approximately $5,000, or 0.7%, for the quarter.  We attribute the increase in pharmaceutical software sales to software licenses from new customers, licensing of new modules to existing customers, and increases in the number of licenses with existing customers, which outweighed decreases in revenue from analytical studies and funded collaborations since we completed our large collaboration contracts by the end of August 2010.  We attribute the increase in Words+ sales primarily to an increase in the new “EyePro” product sales and “Freedom” products, which outweighed decreased revenues from other products such as “MessageMates” and the “Say-it-SAM” products.

Cost of Sales
Consolidated cost of sales increased $48,000, or 6.9%, to $749,000 in 2QFY11 from $701,000 in 2QFY10.  Cost of sales as a percentage of revenue for 2QFY11 decreased 1.4% to 22.4% from 23.8% in 2QFY10.  For Simulations Plus (pharmaceutical business), cost of sales increased $111,000, or 36.6%. As a percentage of revenue, cost of sales increased to 15.7% in 2QFY11 from 13.6% in 2QFY10.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $5,000, or 3%, in 2QFY11 compared with 2QFY10.  Royalty expense, a variable cost related to sales of our GastroPlus core program as well as our ADMET Predictor Enslein Metabolism module, increased approximately $74,000, or 65%, in 2QFY11 compared with 2QFY10 due to reversing a royalty cost on the Enslein Metabolism Module resulting from an amended royalty agreement during 2QFY10.  Study costs increased approximately $32,000, or 94%, in 2QFY11 compared with 2QFY10.   This resulted from a greater number of man-hours needed to complete analytical studies during 2QFY11 compared with 2QFY10.

For Words+, cost of sales decreased $62,000, or 15.7%.  As a percentage of revenue, cost of sales decreased to 46.2% in 2QFY11 from 55.1% in 2QFY10.  We attribute the percentage decrease in cost of sales for Words+ to sales generated from products with higher margins.  In 2QFY10, we had a bulk order with a volume discount which resulted in lower margins, while we did not have such an order in 2QFY11.

Gross Profit
Consolidated gross profit increased $351,000, or 15.6%, to $2,600,000 in 2QFY11 from $2,249,000 in 2QFY10.  We attribute this increase to increased sales of pharmaceutical software and services, in addition to a smaller increased gross profit from Words+ products, which outweighed the increase in Simulations Plus’ cost of goods sold.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses decreased $109,000, or 10.0%, to $980,000 in 2QFY11 from $1,089,000 in 2QFY10.  For Simulations Plus, SG&A increased $81,000, or 13.9%, however as a percentage of sales, SG&A decreased to approximately 25.42% in 2QFY11 from approximately 26.2% in 2QFY10.  The major increases in SG&A expenses were a performance bonus incurred per our CEO’s employment agreement and overall higher salary expenses, which outweighed decreases in professional fees, rental equipment and consultant fees.

For Words+, SG&A expenses decreased $190,000, or 37.6%, due primarily to decreases in bad debts and commissions which outweighed increases in technical service costs, salaries and payroll-related expenses.

Research and Development
We incurred approximately $519,000 of research and development costs for both companies during 2QFY11.  Of this amount, $264,000 was capitalized and $255,000 was expensed.  In 2QFY10, we incurred approximately $509,000 of research and development costs, of which $257,000 was capitalized and $252,000 was expensed.  The increase of $10,000, or 2.0%, in total research and development expenditures from 2QFY10 to 2QFY11 was due to salary increases to existing staff.

Other income (expense)
Net other income (expense) decreased by $37,000, or 55.9%, to $29,000 in 2QFY11 from $66,000 in 2QFY10.  This is due to fact that we invoiced in US dollar currency rather than Japanese yen in part of 2QFY11 in accordance with our Japanese distributor’s request, in addition to price changes in our Japanese price list reflecting recent currency exchange rates.

Provision for Income Taxes
The provision for income taxes increased by $154,000, or 46.3%, to $487,000 in 2QFY11 from $333,000 in 2QFY10 due to our estimation of higher provision for income tax in fiscal year 2011.  The tax rate used in this report is lower than standard rate because of various tax credits generated and used during this reporting period.

Net Income
Consolidated net income increased by $266,000, or 41.6%, to $907,000 in 2QFY11 from $641,000 in 2QFY10.  We attribute this increase in profit to the increases in revenue from pharmaceutical software/services and Words+ products and decreases in operating expenses which outweighed increase in cost of sales, R&D expenses, tax provision and decrease in other income.

Comparison of Six Months Ended February 28, 2011 and February 28, 2010.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Six Months Ended
	02/28/11		02/28/10
Net sales	$6,161	100%	$5,387	100%
Cost of sales	1,490	24.2	1,307	24.3
Gross profit	4,671	75.8	4,080	75.7
Selling, general and administrative	2,043	33.2	2,093	38.9
Research and development	463	7.5	514	9.5
Total operating expenses	2,506	40.7	2,607	48.4
Income from operations	2,165	35.1	1,473	27.3
Other income	54	0.9	162	3.0
Net income before taxes	2,219	36.0	1,635	30.4
(Provision for) income taxes	(744)	(12.1)	(564)	(10.5)
Net income	$1,475	23.9%	$1,071	19.9%

Net Sales
Consolidated net sales increased $774,000, or 14.4%, to $6,161,000 in the first six months of fiscal year 2011 (6moFY11) from $5,387,000 in the first six months of fiscal year 2010 (6moFY10), a new record for the first six months.  Our sales from pharmaceutical software and services increased approximately $711,000, or 17.9%, to $4,672,000 and our Words+, Inc. subsidiary’s sales increased approximately $63,000, or 4.4%, to $1,489,000 for 6moFY11.

We attribute the increase in pharmaceutical software sales to increased licenses, both to new customers and for new modules, additional licenses to renewal customers, and revenue from our first GastroPlus Advanced Training Workshop, which outweighed decreases in collaborations/contract studies.  We attribute the increase in Words+ sales primarily to increases in new “EyePro” product sales and “Freedom” products which outweighed decreased revenues from other products such as “MessageMates” and “Say-it-SAM” products.

Cost of Sales
Consolidated cost of sales increased $183,000, or 14.1%, to $1,490,000 in 6moFY11 from $1,307,000 in 6moFY10, however, as a percentage of revenue in 6moFY11, it was almost identical, 24.2% in 6moFY11 and 24.3% in 6moFY10.  For Simulations Plus, cost of sales increased $175,000, or 29.6%, and as a percentage of revenue, cost of sales increased to 16.4% in 6moFY11 from 14.9% in 6moFY10.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $44,000, or 15.0%, in 6moFY11 compared with 6moFY10.  Royalty expense, which is a variable cost related to sales of our GastroPlus core program as well as our new ADMET Predictor Enslein Metabolism Module (and the upcoming Metabolite Module), increased approximately $93,000, or 44%, in 6moFY11 compared with 6moFY10 due to reversing a royalty cost on the Enslein Metabolism Module resulting from an amended royalty agreement during 6moFY10.  Analytical study costs increased approximately $38,000, or 43%, in 6moFY11 compared with 6moFY10.   This is due to the greater number of man-hours that were needed to complete analytical studies during 6moFY11 compared with 6moFY10.

For Words+, cost of sales increased $8,000, or 1.1%; however as a percentage of revenue, cost of sales decreased to 48.6% in 6moFY11 from 50.2% in 6moFY10.  We attribute the percentage decrease in cost of sales for Words+ to sales generated from products with higher margins.  In 6moFY10, we had a bulk order with a volume discount which resulted in lower margins, while we did not have such an order in 6moFY11.

Gross Profit
Consolidated gross profit increased $591,000, or 14.5%, to $4,671,000 in 6moFY11 from $4,080,000 in 6moFY10.  We attribute this increase to increased sales of pharmaceutical software and services with healthy gross margins in addition to the increase in gross profit from Words+ products.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses decreased $50,000, or 2.4%, to $2,043,000 in 6moFY11 from $2,093,000 in 6moFY10.  For Simulations Plus, SG&A increased $143,000, or 11.8%; however, as a percentage of sales, SG&A decreased 1.6%, from 30.5% in 6moFY10 to 28.9% in 6moFY11.  The major increases in SG&A expenses were commissions, a performance bonus per employment agreement, investor relations, and salary increases, which outweighed decreases in consultant fees and professional fees in 6moFY11.

For Words+, SG&A expenses decreased $193,000, or 21.8%, due to decreases in allowance for bad debts and commissions, which outweighed increases in trade show expenses, technical service costs and salaries and payroll related expenses.

Research and Development
We incurred approximately $914,000 of research and development costs for both companies in 6moFY11.  Of this amount, $451,000 was capitalized and $463,000 was expensed.  In 6moFY10, we incurred $970,000 of research and development costs, of which $456,000 was capitalized and $514,000 was expensed.  The decrease of $56,000, or 5.8%, in total research and development expenditures from 6moFY10 to 6moFY11 was due to the fact that more hours were allocated into study contracts which were classified as cost of good sold and our CEO spent more time in S&GA activities than R&D activities.

Other income
Net other income in 6moFY11 decreased by $108,000, or 67.0%, from $162,000 to $54,000. This is due to the fact that we invoiced in US dollar currency rather than Japanese yen in most of 6moFY11 in accordance with our Japanese distributor’s request, in addition to price changes in our Japanese price list reflecting the recent currency exchange rate.

Provision for Income Taxes
The provision for income taxes increased by $180,000, or 31.8%, to $744,000 in 6moFY11 from $564,000 in 6moFY10.  This increase is due primarily to our estimation of a higher provision for income tax in fiscal year 2011.  The tax rate used in this report is lower than standard rate because of various tax credits generated and used during this reporting period.

Net Income
Consolidated net income increased by $404,000, or 37.7%, to $1,475,000 in 6moFY11 from $1,071,000 in 6moFY10.  We attribute this increase in profit to the increases in revenue from pharmaceutical software/services and Words+ products, other income, and decreases in operating expenses, which outweighed increases in cost of sales and income tax provision.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks.  Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas.  The exception is that we have been compensated in Japanese yen by some Japanese customers and in Euros by one European customer; however most of the time during 6moFY11, our business transactions were in U.S. dollars by customers’ requests.  As a result, we experienced a fewer gain in 6moFY11 while we had a larger gain in 6moFY10.  In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction.  To date, exchange rate exposure has not resulted in a material impact.

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
On January 10, 2010, the board of directors authorized a renewed share repurchase program effective as of February 15, 2010.  The renewed program enables the Company to buy back up to one million shares during a 12-month period.  As of February 14, 2011 when the program ended, the Company had bought back 996,248 shares under this renewed repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders

On February 18, 2011, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

1.	Election of five (5) directors.
Walter Woltosz
Virginia Woltosz
Dr. David Z. D'Argenio
Dr. Richard Weiss
H. Wayne Rosenberger

2.	To ratify the selection of Rose, Snyder, and Jacobs CPAs as the Company's independent public accountants.

3.
To approve an amendment to the Company’s Amended and Restated Bylaws to increase the minimum and maximum number of directors from the minimum of three (3) and maximum of five (5), to a new minimum of five (5) and maximum of nine (9).

The above proposals were approved and the results of the balloting at the meeting are summarized in the following table.

Proposal	Votes For	Votes Against	Votes Abstaining	Votes Withheld	Broker-Non votes	Total (a)
(1) Walter Woltosz	9,160,326			23,678	6,159,251	15,555,979
(1) Virginia Woltosz	8,835,777			348,227	6,159,251	15,555,979
(1) Dr. David Z. D'Argenio	9,083,528			100,476	6,159,251	15,555,979
(1) Dr. Richard Weiss	8,794,597			389,407	6,159,251	15,555,979
(1) H. Wayne Rosenberger	9,082,728			101,276	6,159,251	15,555,979
(2) Appointment of RSJ	9,084,432	98,911	661		6,159,251	15,555,979
(3) Increase the number of directors	9,082,468	94,746	6,790		6,159,251	15,555,979

(a)  Total Proxy Shares on record date on December 15, 2010 out of which 15,343,255 shares were reported.

Item 5.	Other Information
We are currently being audited by the California Franchise Tax Board for the fiscal years ended August 31, 2007 and 2008.  We claimed $54,009 and $14,661 refunds for fiscal years ended August 31, 2007 and 2008, respectively.  The outcome of this audit may result in changes in the refund amounts.

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
_______________________________________________

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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 13, 2011.

Simulations Plus, Inc

Date: April 13, 2011	By:	/s/ MOMOKO BERAN
Momoko Beran
Chief Financial Officer