Form 10-Q
period 2011-05-31
SIMULATIONS PLUS INC
filed 2011-07-14
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended May 31, 2011

OR

[ ]	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number:  001-32046

Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California (State or other jurisdiction of Incorporation or Organization)	95-4595609 (I.R.S. Employer identification No.)

42505 10th Street West
Lancaster, CA  93534-7059
(Address of principal executive offices including zip code)

(661) 723-7723
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 12, 2011 was 15,532,817 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.
FORM 10-Q Quarterly Report
For the Quarterly Period Ended May 31, 2011

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
at May 31, 2011 (Unaudited) and August 31, 2010 (Audited)

ASSETS
	May 31,	August 31,
	2011	2010
Current assets
Cash and cash equivalents	$9,893,600	$9,631,762
Income tax refund receivable	259,434	225,510
Accounts receivable, net of allowance for doubtful accounts and estimated contractual discounts of $271,883 and $421,118	2,448,228	1,291,350
Contracts receivable	230,438	184,081
Inventory	386,206	554,867
Prepaid expenses and other current assets	148,511	138,163
Deferred income taxes	404,772	364,264
Total current assets	13,771,189	12,389,997

Capitalized computer software development costs, net of accumulated amortization of $5,008,113 and $4,487,757	2,370,763	2,186,419
Property and equipment, net (note 3)	173,794	55,984
Customer relationships, net of accumulated amortization of $124,800 and $118,442	3,242	9,600
Other assets	18,445	18,445

Total assets	$16,337,433	$14,660,445

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$390,324	$239,424
Accrued payroll and other expenses	452,714	511,106
Accrued bonuses to officer	60,000	60,000
Accrued income taxes	688,219	261,861
Accrued warranty and service costs	38,051	35,586
Deferred revenue	117,580	96,092
Total current liabilities	1,746,888	1,204,069

Long-term liabilities
Deferred income taxes	782,593	410,523

Total liabilities	2,529,481	1,614,592

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized 15,532,817 and 15,833,006 shares issued and outstanding	4,004	4,304
Additional paid-in capital	4,124,551	5,891,268
Retained earnings	9,679,397	7,150,281

Total shareholders' equity	13,807,952	13,045,853

Total liabilities and shareholders' equity	$16,337,433	$14,660,445

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended May 31,
(Unaudited)

	Three months ended		Nine months ended
	2011	2010	2011	2010

Net sales	$3,438,902	$3,118,936	$9,599,575	$8,505,707

Cost of sales	816,398	699,402	2,306,202	2,006,766

Gross profit	2,622,504	2,419,534	7,293,373	6,498,941

Operating expenses
Selling, general, and administrative	1,063,414	1,117,557	3,106,116	3,210,649
Research and development	238,183	234,318	700,864	747,741

Total operating expenses	1,301,597	1,351,875	3,806,980	3,958,390

Income from operations	1,320,907	1,067,659	3,486,393	2,540,551

Other income (expense)
Interest income	22,948	27,433	67,906	73,479
Interest expense	-	-	(118)	(303)
Miscellaneous income (expense)	(231)	1,000	-	1,231
Gain on sales of property and equipment	-	969	240	1,993
Gain on currency exchange	34,663	14,955	43,004	130,149

Total other income	57,380	44,357	111,032	206,549

Income before provision for income taxes	1,378,287	1,112,016	3,597,425	2,747,100

Provision for income taxes	(324,144)	(371,903)	(1,068,309)	(936,321)

Net income	$1,054,143	$740,113	$2,529,116	$1,810,779

Basic earnings per share	$0.07	$0.05	$0.16	$0.11

Diluted earnings per share	$0.07	$0.04	$0.16	$0.11

Weighted-average common shares outstanding
Basic	15,447,273	16,023,000	15,535,581	15,832,791

Diluted	16,039,951	16,830,281	16,114,138	16,499,813

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended May 31,
(Unaudited)

	2011	2010
Cash flows from operating activities
Net income	$2,529,116	$1,810,779
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	28,075	19,440
Amortization of customer relationships	6,358	10,846
Amortization of capitalized computer software development costs	520,355	477,900
Bad debts	-	139,419
Excess tax benefits from share-based arrangement	(24,081)	-
Stock-based compensation	113,313	81,175
Gain on sales of property and equipment	(240)	(1,024)
Deferred income taxes	331,562	198,071

(Increase) decrease in
Accounts receivable and Contracts receivable	(1,203,235)	(479,996)
Income tax refundable	(33,924)	-
Inventory	57,012	(82,815)
Prepaid expenses and other assets	(10,348)	57,406
Increase (decrease) in
Accounts payable	150,900	82,169
Accrued payroll and other expenses	(58,392)	(31,968)
Accrued income taxes	450,439	247,614
Accrued warranty and service costs	2,465	(2,505)
Deferred revenue	21,488	109,732

Net cash provided by operating activities	2,880,863	2,636,243

Cash flows from investing activities
Purchases of property and equipment	(34,236)	(34,113)
Proceeds from sale of property and equipment	240	-
Capitalized computer software development costs	(704,699)	(690,002)

Net cash used in investing activities	(738,695)	(724,115)

Cash flows from financing activities
Repurchase of common stock	(2,048,172)	(882,100)
Excess tax benefits from share-based arrangement	24,081	-
Proceeds from the exercise of stock options	143,761	79,680

Net cash used in financing activities	(1,880,330)	(802,420)

Cash and cash equivalents, beginning of year	9,631,762	7,473,485

Cash and cash equivalents, end of period	$9,893,600	$8,583,193

Supplemental disclosures of cash flow information

Interest paid	$118	$303

Income taxes paid	$320,232	$426,026

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2011, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2010. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $520,355 and $477,900 for the nine months ended May 31, 2011 and 2010, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The following table summarizes fair value measurements by level at May 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$ 9,893,600	$ -	$ -	$ 9,893,600

Total	$ 9,893,600	$ -	$ -	$ 9,893,600

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, accrued bonuses to officers, and accrued warranty and service costs, the amounts approximate fair value due to their short maturities.

Shipping and Handling
Shipping and handling costs, recorded as cost of sales, amounted to $60,034 and $88,944 for the nine months ended May 31, 2011 and 2010, respectively.

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

We are currently being audited by the California Franchise Tax Board for the fiscal years ended August 31, 2007 and 2008.  The outcome of this audit is not currently determinable.

Customer relationships
We purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the nine months ended May 31, 2011 and 2010 amounted to $6,358 and $10,847, respectively.  Accumulated amortization as of May 31, 2011 and 2010 was $124,800 and $115,574, respectively.

Earnings per Share
We report earnings per share in accordance with FASB ASC 260-10.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the nine months ended May 31, 2011 and 2010 were as follows:

	05/31/2011	05/31/2010
Numerator Net income attributable to common shareholders	$ 2,529,116	$ 1,810,779
Denominator Weighted-average number of common shares outstanding during the year Dilutive effect of stock options	15,535,581 578,557	15,832,791 667,022
Common stock and common stock equivalents used for diluted earning per share	16,114,138	16,499,813

Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with FASB ASC 718-10 using the modified prospective method.  Under this method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $113,313 and $81,175 for the nine months ended May 31, 2011 and 2010, respectively, and is included in the condensed consolidated statements of operations as Salaries, Consulting, and Research and Development expense.

Concentrations and Uncertainties
International sales accounted for 34% and 31% of net sales for the nine months ended May 31, 2011 and 2010, respectively.  For Simulations Plus, Inc. (pharmaceutical segment), two customers accounted for 10% and 9% of net sales during the nine months ended May 31, 2011, compared with two customers accounting for 14% and 9% of net sales during the nine months ended May 31, 2010.

For Words+, Inc., third-party billing, which includes various government agencies as well as private insurance companies, accounted for 58%, and one school district accounted for 7% of net sales during the nine months ended May 31, 2011, compared with third-party billing accounted for 57% of net sales during the nine months ended May 31, 2010.  If changes are made in government funding policies for Words+ products, Words+ revenue might be impacted.  We continually evaluate and monitor regulatory developments in funding matters, and we do not expect Medicare and Medicaid of all 50 states to discontinue their funding of Words+ products; however, there can be no assurances that the current level of revenue from third parties will continue.

We operate in the computer software industry, which is highly competitive and changes rapidly.  Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus (pharmaceutical segment), three customers comprised 26%, 11% (a dealer account representing various customers), and 10% of its accounts receivable at May 31, 2011, and three customers comprised 27%, 17%, 14% (one dealer account representing various customers) of its accounts receivable at May 31, 2010.   For Words+, third-party billing, which includes various government agencies, comprised 83% of its accounts receivable at May 31, 2011, and 86% of its accounts receivable at May 31, 2010.  Collection of those accounts receivable in a timely manner is critical in Words+’ cash flow and its operations.  We have three dedicated funding/billing personnel who continually track such collections.

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

Recently Issued Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 which amends FASB ASC Topic 985 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  ASU 2009-14 applies to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted.  We adopted this standard in this first quarter of fiscal 2011 and believe adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note 3:  PROPERTY AND EQUIPMENT

Property and equipment as of May 31, 2011 consisted of the following:

Equipment	$107,261
Computer equipment	410,190
Demo equipment	111,649
Furniture and fixtures	61,498
Automobile	21,769
Leasehold improvements	53,898
Sub total	766,265
Less: Accumulated depreciation and amortization	(592,471)
Net Book Value	173,794

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

The details of repurchases made under Phase II program is listed in the table below. Our total expenditure for Phase II repurchases as of February 28, 2011 was $2,823,796 including commissions paid to a broker, which brings the totals of the combined Phase I and Phase II repurchases to 2,022,731 shares at an average price of $2.0501 and a total expenditure of $4,200,810, including commissions paid to a broker, as of May 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share (excluding fees)	Remaining Shares Authorized for Repurchase Under the Share Repurchase Plan – Phase II
04/01/10 to 04/30/10	86,976	$2.2237	913,024
05/01/10 to 05/31/10	170,101	$2.3515	742,923
06/01/10 to 06/30/10	33,665	$2.3670	709,258
07/01/10 to 07/31/10	18,789	$2.4433	690,469
08/01/10 to 08/31/10	10,878	$2.4283	679,591
09/01/10 to 09/30/10	81,070	$2.6969	598,521
10/01/10 to 10/31/10	170,494	$3.1671	428,027
11/01/10 to 11/30/10	146,116	$2.9523	281,911
12/01/10 to 12/31/10	41,214	$2.5716	240,697
01/01/11 to 01/31/11	119,469	$2.9028	121,228
02/01/11 to 02/14/11*	117,476	$3.4510	3,725
Phase II Total	996,248	$2.8041	0
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

TRANSACTIONS IN FY 2011

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)

Outstanding, August 31, 2010	1,493,902	$ 1.13
Granted	20,000	$ 3.27
Exercised/Released	(382,300)	$ 0.43
Cancelled/Forfeited	(106,566)	$ 1.62
Expired	(4,800)	$ 0.41
Outstanding, May 31, 2011	1,020,236	$ 1.39	5.15
Exercisable, May 31, 2011	748,102	$ 1.27	4.40

The fair value of the options granted during the first nine months of fiscal year 2011 is estimated at $36,800.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, pre-vest forfeiture rate of 4.53%, expected volatility of 79.70%, risk-free interest rate of 1.17%, and expected life of 5.0 years.

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 5.1 years at May 31, 2011.  The exercise prices for the options outstanding at May 31, 2011 ranged from $0.26 to $3.02, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.26	$0.75	47,336	0.7 years	$0.26	47,336	0.7 years	$0.26
$0.76	$1.25	829,900	5.1 years	$1.20	646,966	4.4 years	$1.20
$1.26	$3.02	143,000	7.1 years	$2.87	53,800	7.0 years	$2.92
		1,020,236	5.1 years	$1.39	748,102	4.4 years	$1.27

Other Stock Options
As of May 31, 2011, the Board of Directors holds options to purchase 63,000 shares of common stock at exercise prices ranging from $0.30 to $6.68, which were granted prior to May 31, 2011.

TRANSACTIONS IN FY 2011

Transactions in FY11	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2010	71,000	$2.02
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding, May 31, 2011	71,000	$2.02
Exercisable, May 31, 2011	48,500	$1.03

Note 6:  RELATED PARTY TRANSACTIONS

As of May 31, 2011, included in bonus expenses to officers was $85,000, of which $60,000 was accrued bonus representing 5% of the Company's FY11 net income before bonuses and taxes, not exceeding $60,000, to be paid to the Corporate Secretary, Virginia Woltosz, as an annual bonus as part of the terms of the sale of Words+ to Simulations Plus in 1996.  The other $25,000, paid in December 2010, was a performance bonus to Walter Woltosz, our President/Chief Executive Officer.

Note 7:  SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with ASC 280-10.  Our reportable segments are strategic business units that offer different products and services.  Results for each segment and consolidated results are as follows for the nine months ended May 31, 2011 and May 31, 2010 (in thousands):

May 31, 2011
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$7,312	$2,288		$9,600
Income (loss) from operations	3,427	59		3,486
Identifiable assets	16,093	1,533	$(1,289)	16,337
Capital expenditures	8	138		146
Depreciation and Amortization	522	33		555

May 31, 2010
	Simulations Plus, Inc	Words +, Inc.	Eliminations	Total
Net Sales	$6,287	$2,219		$8,506
Income (loss) from operations	2,763	(222)		2,541
Identifiable assets	14,496	1,590	$(1,520)	14,566
Capital expenditures	22	12		34
Depreciation and Amortization	466	42		508

In addition, the Company allocates revenues to geographic areas based on the locations of its customers.  Geographical revenues for the nine months ended May 31, 2011 and 2010 were as follows (in thousands):

May 31, 2011
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	$3,896	$2,325	$1,060	$-	$31	$7,312
Words+, Inc.	2,218	6	9	52	3	2,288
Total	$6,114	$2,331	$1,069	$52	$34	$9,600

May 31, 2010
	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	$3,749	$1,680	$850	$-	$8	$6,287
Words+, Inc.	2,121	25	36	37	-	2,219
Total	$5,870	$1,705	$886	$37	$8	$8,506

Note 8:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation.  We can also elect to make a profit-sharing contribution.  Our contributions to this Plan amounted to $79,062 and $62,864 for the nine months ended May 31, 2011 and May 31, 2010, respectively.

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

ADMET Predictor™
ADMET Predictor is a computer program that takes molecular structures as inputs and predicts over 120 different properties for them at the rate of about 200,000 compounds per hour on a fast personal computer. This capability means that a chemist can process a huge number of molecules through ADMET Predictor in a very short time, and can identify those molecules that are sure to fail as potential drug candidates without the need to ever synthesize and test them. The gain in productivity using these in silico (computer) predictions is enormous. Millions of “virtual” compounds can be created and screened in a day compared to months of work to synthesize and test a few hundred actual compounds. The ability to quickly eliminate obviously poor compounds in this manner enables chemists to investigate a much larger “chemical space” in their search for new medicines. We released version 5.5 of ADMET Predictor during the second quarter with a large set of new features and over 30 new property predictions. ADMET Predictor achieves its consistent top ranking among competitive programs because of its unique set of molecular and atomic descriptors and its powerful ADMET Modeler™ training algorithms.

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

Third quarter activities were focused on finalizing the remaining models that were to be developed under our Small Business Innovation Research (SBIR) grant with the National Institutes of Health (NIH) and beginning to write the final report for the grant. In addition, we began work on enhancing the multidimensional graphical output capability of the Miner3D™ option within ADMET Predictor.

MedChem Designer™
MedChem Designer was launched in February 2011. It is first a molecule drawing program, or “sketcher”, but it does much more than other molecule drawing programs because of its tight integration with both MedChem Studio and ADMET Predictor. When coupled with ADMET Predictor, MedChem Designer becomes a very powerful de novo design tool for medicinal chemists. With it, they can draw one or more molecules (structures), then click on an icon for ADMET Predictor and have over 120 properties for each structure calculated in seconds. We believe this provides a novel and unequaled capability for new molecule design. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio. Most existing molecule drawing programs are also free, so in order to convince chemists to try MedChem Designer, it must also be provided for free. Although the free version includes a small set of interesting ADMET Predictor property predictions, allowing the chemist to see a few key properties very quickly, there are many more properties that are needed to determine the suitability of any structure as a drug, and ADMET Predictor can predict a large number of such properties if the user has a license for it.

During the third quarter, we began working on extending MedChem Designer’s capabilities to inclue the ability to show the most likely metabolites that would be produced from a parent molecule. This capability requires licenses for the ADMET Predictor Enslein Metabolism Module and the Metabolite Module.

MedChem Studio™
MedChem Studio continues to evolve into an ever-more-powerful tool for medicinal and computational chemists for both data mining and for designing new drug-like molecules. Coupled with the top-rated property predictions in ADMET Predictor, we believe the two programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high throughput screening experiments to find the most promising classes and molecules that are active against a particular target. In addition, MedChem Studio with ADMET Predictor can take an interesting (but not acceptable) molecule and very quickly generate high quality analogs (i.e., similar new molecules) using a variety of design algorithms to generate new molecules that are predicted to be both active against the target as well as acceptable in a variety of ADMET properties. Now, MedChem Designer (see above) is also a part of MedChem Studio version 2.0, which we release in April. The user can click on the MedChem Designer icon and bring up the drawing window for a variety of purposes in MedChem Studio, as well as to use MedChem Designer while inside MedChem Studio to investigate how modifications to the structures of molecules can improve their properties.

MedChem Studio’s automatic molecule design capabilities provide a number of ways for chemists to rapidly generate large numbers of novel chemical structures based on intelligence from compounds that have already been synthesized and tested, or from basic chemical reactions selected by the user. Export of results is available in Microsoft Excel™ format as well as other convenient file formats requested by users. Numerous improvements were incorporated into the version 2.0 release of MedChem Studio, including the MedChem Designer integration, a much-expanded multidimensional graphical output capability called Miner3D™, updated rules for checking for duplicate structures, more flexibility in reading certain file formats, and a number of other convenience features.

DDDPlus
DDDPlus simulates in vitro laboratory experiments that measure the rate of dissolution of the drug contained in tablets and capsules in a variety of experimental conditions. This one-of-a-kind software program is used by formulation scientists to reduce the number of cut-and-try attempts to design new drug formulations, as well as to design in vitro experiments to better mimic in vivo conditions. Development during the third quarter focused on completing and testin the new Virtual Trial capability plus enhancing the Parameter Sensitivity Analysis capability withint he program. Because no two experiments are ever exactly the same, the Virtual Trial feature enables the formulation scientist to automatically run many simulations to assess the likely variances in dissolution behaviors with expected variances in experimental parameters. Version 4.0 was released shortly after the end of the third quarter.

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

Third quarter efforts on GastroPlus have been focused primarily on adding and validating both transporter proteins and induction of both enzymes and transporters to the powerful Drug-Drug Interaction Module we release last year, adding enzymes and transporters to the Additional Dosing Routes Module for ocular and pulmonary dosing, and a series of enhancements to the ocular and pulmonary capabilities in the Additional Dosing Routes Module. Third quarter efforts also included expanding the capabilities of the PDPlus™ Module that enables pharmaceutical scientists to rapidly build and test a variety of pharmacodynamic models to see which, if any, provide a suitable prediction of therapeutic and adverse effects as doses and dosing intervals change.

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

During the third quarter we began work on our 5-year collaboration agreement with the Center for Food Safety and Applied Nutrition (CFSAN) of the U.S. Food and Drug Administration (FDA) to use our ADMET Predictor/Modeler capabilities to build predictive models for likely toxicities of food additives and contaminants. We’ve analyzed FDA databases and worked with FDA scientists to ensure that the data to be used ofr building new predictive models is as correct as we can reasonable make it. We’ve begun building a series of models to classify new compounds as carcinogenic (cancer-causing) in rats and/or mice from large FDA datasets.

Government-Funded Research
We have completed our $525,000 Phase II Small Business Innovation Research (“SBIR”) grant awarded by the National Institutes of Health (“NIH”). This SBIR grant provided funds that allowed us to expand staff and grow the product line without adversely affecting earnings, because the expenses associated with the efforts in the grant study are funded largely through the grant, with some company support. The improvements to ADMET Predictor under this grant have allowed us to build new models for prediction of metabolic sites (i.e., predicting which atoms in a molecule have the highest propensity for metabolism by the most common metabolizing enzymes in human). This is a very powerful capability that will enhance not only ADMET Predictor, but also the MedChem Studio/ADMET Predictor combination for design of new molecules.

WORDS+ SUBSIDIARY

PRODUCTS
Our wholly owned subsidiary, Words+, Inc., has been an industry pioneer and technology leader for over 28 years, focused on introducing and improving augmentative and alternative communication and computer access software and devices for people with disabilities. Words+ introduced EyeProTM, a licensed eyegaze product, at a national conference during March, 2010. Eyegaze technology allows people to operate a computer or communication device by simply looking at the computer screen, and has been a major breakthrough for people with severe disabilities. Words+ unveiled EyeProTMGS, a new proprietary eyegaze product designed, engineered, and wholly owned by Words+ at the same national conference one year later in March, 2011.

EyePro GS
EyePro GS is designed to be more customizable to the client, provide more advanced control to the therapist during initial setup, and have a more user friendly interface for the end user than competing designs. The new design also significantly reduces our bill of materials, and both strengthens and secures our position as a provider of eyegaze technology. Our engineers obtained FCC approval, and focused on field testing and integration with E Z KeysTM and Say-it! SAMTM during the third quarter. By offering the popular original licensed EyePro, and the new Words+ EyePro GS we provide our customers with more choices from Words+.

ConversaTM
Conversa, a tablet-based speech generating device, was upgraded to introduce Windows 7 on a flip screen tablet PC platform during the third quarter.  The product can be used as either a notebook or tablet device depending upon customer need, and introduces perpetual use by the client because of hot swappable auxiliary battery design. It is available in two screen sizes: The new product names are Conversa CV (Twelve inch screen standard Medicare approved device) and Conversa CVX (Thirteen inch screen to help with visual limitations at extra cost). The Conversa CV also replaces the Freedom LITE, streamlining our current product line, inventory and support requirements.

STRATEGY

Our business strategy is to do the things we need to do to promote growth both organically (by expanding our current products and services through in-house efforts and expanding our staff within the pharmaceutical software and services segment) and by acquisition. We believe that the fundamental science and technology that underlies our business units are the keys to improving our existing products and to expanding the product line with new products that meet our various customers’ needs. Acquisition continues to be a high priority and we have spent considerable time and effort searching for suitable acquisition opportunities for several years. Our three completed acquisitions to date (two on the pharmaceutical side of the business and one on the disability products side) have all proved to be immediately accretive, adding to both revenues and earnings. Due diligence meetings with a number of potential companies over the past several years have resulted either in discovery of factors that made them unsuitable, or in financial terms and conditions that would not have been favorable to our shareholders.  We continue to search for suitable acquisitions and we consider this to be a high-priority activity.

Results of Operations

Comparison of Three Months Ended May 31, 2011 and May 31, 2010.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	05/31/10		05/31/09
Net sales	$3,439	100%	$3,119	100%
Cost of sales	816	23.7	699	22.4
Gross profit	2,623	76.3	2,420	77.6
Selling, general and administrative	1,064	30.9	1,118	35.8
Research and development	238	6.9	234	7.5
Total operating expenses	1,302	37.9	1,352	43.4
Income from operations	1,321	38.4	1,068	34.2
Other income	57	1.7	44	1.4
Net income before taxes	1,378	40.1	1,112	35.7
(Provision for) income taxes	(324)	(9.4)	(372)	(11.9)
Net income	$1,054	30.6%	$740	23.7%

Net Sales
Consolidated net sales increased $320,000, or 10.3%, to $3,439,000 in the third fiscal quarter of 2011 (3QFY11) from $3,119,000 in the third fiscal quarter of 2010 (3QFY10).  Our sales from pharmaceutical and educational software increased approximately $315,000, or 13.5%; and our Words+, Inc. subsidiary’s sales increased approximately $5,000, or 0.7%, for the quarter.  We attribute the increase in pharmaceutical software sales to increases in number of licenses with new and existing customers, licensing of new modules to existing customers, increased revenues from consulting study contracts and training workshops, which outweighed a decrease in SBIR grant funds which ended on March 31, 2011.  We attribute the increase in Words+ sales to increased revenue from our “EyePro” and  “Freedom” products, which outweighed decreased revenues from “Say-it-SAM!” handheld communication products.

Cost of Sales
Consolidated cost of sales increased $117,000, or 16.7%, to $816,000 in 3QFY11 from $699,000 in 3QFY10.  Cost of sales as a percentage of revenue for 3QFY11 increased 1.3% to 23.7% from 22.4% in 3QFY10.  For Simulations Plus (pharmaceutical business), cost of sales increased $71,000, or 19.9%, and as a percentage of revenue, cost of sales increased 0.8% to 16.1% in 3QFY11 from 15.3% in 3QFY10.  We attribute the increase in cost to royalty expense, which we pay for revenue generated from the GastroPlus core program as well as our ADMET Predictor Enslein Metabolism module, and increase in salaries paid to scientists who worked on analytical studies.

For Words+, cost of sales increased $46,000, or 13.4%.  As a percentage of revenue, cost of sales increased to 48.9% in 3QFY11 from 43.4% in 3QFY10.  We attribute the percentage increase in cost of sales for Words+ to sales generated from products with lower margins.  As we mentioned in the sales discussion above, we experienced increased revenue from our “EyePro” and “Freedom” products, which have lower margins, resulting in a higher cost of sales.

Gross Profit
Consolidated gross profit increased $203,000, or 8.4%, to $2,623,000 in 3QFY11 from $2,420,000 in 3QFY10.  We attribute this increase to increased sales of pharmaceutical software and services which outweighed the increase in cost of goods sold.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses decreased $54,000, or 4.8%, to $1,064,000 in 3QFY11 from $1,118,000 in 3QFY10.  For Simulations Plus, SG&A increased $8,000, or 1.2%; however as a percentage of sales, SG&A decreased to approximately 25.8% in 3QFY11 from approximately 29.0% in 3QFY10.  The major increases in SG&A expenses were advertising, consultant fees, and health insurance, which outweighed decreases in travel expenses, commissions, consultant fees, and vacation expenses.

For Words+, SG&A expenses decreased $62,000, or 14.0%, due to decreases in travel, allowances for bad debts, repairs, salaries, and service costs which outweighed increases in commissions and health insurance.

Research and Development
We incurred approximately $492,000 of research and development costs for both companies during 3QFY11.  Of this amount, $254,000 was capitalized and $238,000 was expensed.  In 3QFY10, we incurred $468,000 of research and development costs, of which $234,000 was capitalized and $234,000 was expensed.  The increase of $24,000, or 5.1%, in total research and development expenditures from 3QFY10 to 3QFY11 was due to salary of a new hire and salary increases to existing staff.

Other income (expense)
Net other income (expense) increased by $13,000, or 29.4%, to $57,000 in 3QFY11 from $44,000 in 3QFY10.  This is due to increases in gains from currency exchange which outweighed decrease in interest income from our Money Market account.

Provision for Income Taxes
The provision for income taxes decreased by $48,000, or 12.8%, to $324,000 in 3QFY11 from $372,000 in 3QFY10 due to our estimation of higher R&D credit in fiscal year 2011.  The tax rate used in this report is somewhat lower than the standard rate because of various tax credits generated and used during this reporting period.

Net Income
Consolidated net income increased by $314,000, or 42.4%, to $1,054,000 in 3QFY11 from $740,000 in 3QFY10.  We attribute this increase in profit to the increases in gross profits from pharmaceutical software/services, other income, and decrease in SG&A expense which outweighed increases in R&D expense and tax provision.

Comparison of Nine months Ended May 31, 2011 and May 31, 2010.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Nine months Ended
	05/31/10		05/31/09
Net sales	$9,600	100%	$8,506	100%
Cost of sales	2,307	24.0	2,007	23.6
Gross profit	7,293	76.0	6,499	76.4
Selling, general and administrative	3,106	32.4	3,210	37.7
Research and development	701	7.3	748	8.8
Total operating expenses	3,807	39.7	3,958	46.5
Income from operations	3,486	36.3	2,541	29.9
Other income	111	1.2	206	2.4
Net income before taxes	3,597	37.5	2,747	32.3
(Provision for) income taxes	(1,068)	(11.1)	(936)	(11.0)
Net income	$2,529	26.3%	$1,811	21.3%

Net Sales
Consolidated net sales increased $1,094,000, or 12.9%, to $9,600,000 in the first nine months of fiscal year 2011 (9moFY11) from $8,506,000 in the first nine months of fiscal year 2010 (9moFY10).  Our sales from pharmaceutical software and services increased approximately $1,025,000, or 16.3%, and our Words+, Inc. subsidiary’s sales increased approximately $69,000, or 3.1%, for 9moFY11.

We attribute the increase in pharmaceutical software sales to increased licenses to new customers, new modules and additional licenses to renewal customers, and to workshop revenues which outweighed the decrease in revenue from collaborations/contract studies due to completing a large contract and SBIR Phase II Grant which ended on March 31, 2011.  We attribute the increase in Words+ sales to sales of “EyePro” and “Freedom” products which outweighed the decrease in revenue from “Say-it SAM!” handheld devices.

Cost of Sales
Consolidated cost of sales increased $300,000, or 14.9%, to $2,307,000 in 9moFY11 from $2,007,000 in 9moFY10.  Cost of sales as a percentage of revenue in 9moFY11 increased 0.4% to 24.0% from 23.6% in 9moFY10.  For Simulations Plus, cost of sales increased $246,000, or 26.0%.  As a percentage of revenue, cost of sales also increased 1.2% to 16.3% in 9moFY11 from 15.1% in 9moFY10.  Royalty expense, which is a variable cost related to sales of our GastroPlus core program as well as our new ADMET Predictor Enslein Metabolism Module, increased approximately $126,000, or 33%, in 9moFY11 compared with 9moFY10.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $56,000, or 13%, in 9moFY11 compared with 9moFY10.  Analytical study costs also increased due to increased man-hours spent on consulting contracts.

For Words+, cost of sales increased $54,000, or 5.1%.  As a percentage of revenue, cost of sales also increased 0.9% to 48.7% in 9moFY11 from 47.8% in 9moFY10.  We attribute the percentage increase in cost of sales for Words+ to sales generated from products with lower margins.  As we mentioned in the sales discussion above, we increased revenues from “EyePro” and “Freedom” products which have a lower margin, thus resulting in higher cost of sales.

Gross Profit
Consolidated gross profit increased $794,000, or 12.2%, to $7,293,000 in 9moFY11 from $6,499,000 in 9moFY10.  We attribute this increase to increased sales of pharmaceutical software and services with healthy gross margin and the increase in gross profit from Words+ products.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses decreased $104,000, or 3.3%, to $3,106,000 in 9moFY11 from $3,210,000 in 9moFY10.  For Simulations Plus, SG&A increased $150,000, or 8.1%; however, as a percentage of sales, SG&A decreased 2.1%, from 29.9% in 9moFY10 to 27.8% in 9moFY11.  The major increases in SG&A expenses were commissions, bonuses, investor relations, salaries and payroll-related expenses which outweighed decreases in travel, trade shows, and professional fees in 9moFY11.

For Words+, SG&A expenses decreased $254,000, or 19.2%.  As a percentage of sales, SG&A also decreased 12.9%, from59.8% in 9moFY10 to 46.9% in 9moFY11.  We attribute this decrease in SG&A to a decrease in allowance for bad debts, commission expense, travel, professional fees, repairs and supplies, which outweighed increases in demo equipment, health insurance, and service costs.

Research and Development
We incurred approximately $1,406,000 of research and development costs for both companies in 9moFY11.  Of this amount, $705,000 was capitalized and $701,000 was expensed.  In 9moFY10, we incurred $1,425,000 of research and development costs, of which $677,000 was capitalized and $748,000 was expensed.  The decrease of $19,000, or 1.3%, in total research and development expenditures from 9moFY10 to 9moFY11 was due to greater hours expended on study contracts, which are expensed under cost of goods sold.

Other income
Net other income in 9moFY11 decreased by $95,000, or 44.0%, from $206,000 to $111,000.  This is due to the fact that we invoiced in US dollar currency rather than Japanese yen in the first nine months of FY11 in accordance with our Japanese distributor’s request, in addition to price changes in our Japanese price list reflecting the recent currency exchange rate.

Provision for Income Taxes
The provision for income taxes increased by $132,000, or 14.1%, to $1,068,000 in 9moFY11 from $936,000 in 9moFY10.  This increase is due to higher net income despite of our estimation of lower provision for income tax rate in fiscal year 2011 comparing with 2010.

Net Income (loss)
Consolidated net income increased by $718,000, or 39.7%, to $2,529,000 in 9moFY11 from $1,811,000 in 9moFY10.  We attribute this increase in profit to the increases in revenue from pharmaceutical software/services and Words+ products, and decreases in SG&A and R&D expenses, which outweighed increases in cost of sales and tax provision, and the decrease in other income.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks.  Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas.  The exception is that we were compensated in Japanese yen by some Japanese customers and in Euros by one European customer; however most of the time during 9moFY11, our business transactions were in U.S. dollars at customers’ requests.  As a result, we experienced a smaller gain in 9moFY11 than 9moFY10 from currency exchange.  In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction.  To date, exchange rate exposure has not resulted in a material impact.

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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 14, 2011.

Simulations Plus, Inc.

Date: July 14, 2011	By: /s/ MOMOKO BERAN
Momoko Beran
Chief Financial Officer
(Principal Financial Officer)