Form 10-K
period 2011-08-31
SIMULATIONS PLUS INC
filed 2011-11-29
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011
or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:  001-32046

Simulations Plus, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4595609 (I.R.S. Employer Identification No.)
42505 Tenth Street West Lancaster, CA 93534-7059 (Address of principal executive offices including zip code)	(661) 723-7723 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common Stock, par value $0.001 per share	Name of Each Exchange on Which Registered NASDAQ Stock Market LLC

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [_]     No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [_]     No  [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [_]    No  [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of February 28, 2011, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date, was approximately $28,608,254. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of November 28, 2011, 15,572,943 shares of the registrant’s common stock, par value $0.001 per share were outstanding, and no shares of preferred stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2011

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

The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs or current expectations.

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our other filings with the Securities and Exchange Commission (“SEC”).

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise.

PART I

ITEM 1 –BUSINESS

Overview of the Company
Simulations Plus, Inc., which was incorporated in California in 1996 (“Simulations Plus”, or together with Words+, Inc. (“Words+”) its wholly owned subsidiary referred to as the “Company,” “us,” “we,” or “our”), develops and produces software for use in pharmaceutical research and for education, as well as providing contract research services to the pharmaceutical industry.  Simulations Plus has also taken over responsibility for producing a personal productivity software program called Abbreviate!, originally spun out of products for the disabled by Words+ for the retail market. Words+, which was incorporated in California in 1981, produces computer software and specialized hardware for use by persons with disabilities. For the purposes of this document, we sometimes refer to the two businesses as “Simulations Plus” when referring to the business of pharmaceutical software and services, educational software, and Abbreviate!, and “Words+” when referring to the business that is focused on assistive technologies for persons with disabilities.  However, Simulations Plus has entered into a stock purchase agreement with the Prentke Romich Company of Wooster, Ohio (“PRC”) to sell all of Simulations Plus’ shares of Words+ to PRC.  The anticipated closing of the sale of Words+ to PRC is November 30, 2011. Thus, if the sale transaction closes as anticipated, Words+ will be treated as “discontinued operations” going forward. See Note 11: Subsequent Events under the Notes to the Financial Statements included in this Annual Report on Form 10-K for more information.

Simulations Plus

PRODUCTS
We currently offer five software products for pharmaceutical research: ADMET Predictor™, MedChem Studio™, MedChem Designer™, DDDPlus™, and GastroPlus™.

ADMET Predictor™
Every drug molecule that fails in clinical trials, and every approved drug that gets withdrawn from the market, was doomed to fail from the time its structure was first drawn by a chemist or generated by a computer - they do not become bad later in development. The enormous resources that were required to bring these drugs to human trials and sometimes to market are wasted.  Thus, the ability to predict unsuitable characteristics of new molecules as early as possible offers the promise of avoiding costly programs that end up as late-stage failures.  Although not every failure mode can be predicted in this manner, those that can provide a means to reduce the number of failures that frequently occur after years of work and sometimes more than a billion dollars have been spent.

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

The vast majority of drug-like molecules are not suitable as medicines for various reasons. Some have such low solubility that they will not dissolve well, some have such low permeability through cell walls that they will not be absorbed well, some degrade so quickly that they are not stable enough to have a useful shelf life, some bind to proteins (such as albumin) in blood to such a high extent that little unbound drug is available to reach the target, and many will produce a variety of adverse effects. Identification of such properties in the computer (“in silico”) enables researchers to rapidly eliminate poor compounds before spending time and money to make them and run experiments to identify their weaknesses. Today, many potential new molecules can be eliminated on the basis of the properties predicted by ADMET Predictor without the need to actually make and test them. We continue to add predictive models for additional properties to allow eliminating even more unsuitable molecules as early as possible.

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

ADMET Predictor includes a subprogram called ADMET Modeler™ as an optional module. ADMET Modeler was first released in 2003 as a separate product (with the name QMPRchitect™), and was integrated into ADMET Predictor in 2006. This powerful program is what we use to train our own best-in-class predictive models in ADMET Predictor. Having it available within ADMET Predictor means our users can train their own proprietary models using their own data for various properties and add them to the commercial models we provide. ADMET Modeler automates the complex training process, so very high quality models are produced in a small fraction of the time once required, and without the need for an expert modeler (although an expert modeler might achieve slightly better results). For example, new models are typically developed in a matter of a few minutes to a few hours once we complete the tedious effort of “cleaning up” the databases (which often contain a significant number of errors). Prior to the availability of ADMET Modeler, we needed as much as three months to develop each new model after cleaning the database.

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

ADMET Predictor is compatible with the popular Pipeline Pilot™ software offered by Accelrys, Inc. This software serves as a tool to allow chemists to run several different software programs in series to accomplish a set workflow for very large numbers of molecules. In early discovery, chemists often work with hundreds of thousands or millions of “virtual” molecules – molecules that exist only in computer files. Chemists need to decide which few molecules from these large “libraries” should be made and tested or taken further in development. Using Pipeline Pilot with ADMET Predictor (and MedChem Studio – see below), perhaps in conjunction with other software products, chemists can create and screen very large libraries faster and more efficiently than by running each program by itself. Perhaps the most important aspect of this process is obtaining sufficiently accurate property predictions for new molecular structures, so that molecules are not filtered out of the process that would have been successful as medicines, and molecules that cannot become useful medicines are eliminated from wasteful further development activities. Because of ADMET Predictor’s accuracy, we believe we have a significant strategic advantage in this developing area of technology.

MedChem Studio™
We have renamed our former ClassPharmer product to MedChem Studio to reflect the greatly enhanced capabilities it now has over the original acquired ClassPharmer product. MedChem Studio has become a powerful tool for medicinal and computational chemists both for data mining and for designing new drug-like molecules. Coupled with the accurate property predictions in ADMET Predictor, the two programs provide an unmatched capability for chemists to search through existing huge libraries of compounds to find the most promising classes and molecules that are active against a particular target. In addition, MedChem Studio with ADMET Predictor can take interesting (but not acceptable) molecules and very quickly generate high quality analogs (i.e., similar new molecules) using several different algorithms. The result is new molecules that are predicted to be both active against the target as well as acceptable in a variety of ADMET properties.

MedChem Studio’s molecule design capabilities provide a number of ways for chemists to rapidly generate large numbers of novel chemical structures based on intelligence from compounds that have already been synthesized and tested, or from basic chemical reactions selected by the user. Export of results is available in Microsoft Excel® format as well as other convenient file formats requested by users.

MedChem Designer™
Most chemists love to draw molecules. Molecule “sketchers” or drawing programs exist from several sources and are considered an essential part of the medicinal chemist’s toolbox. Most of these programs are free, provided by their authors as a way to interface with other software. We launched MedChem Designer in February 2011 as a free program to help promote our ADMET Predictor and MedChem Studio products. MedChem Designer provides a highly intuitive interface for molecule sketching along with best-in-class property prediction from ADMET Predictor. We have made MedChem Designer an integral part of MedChem Studio, as well as a standalone product that can be downloaded and unlocked at no charge. The free version includes a small number of predicted properties from ADMET Predictor – basically, a way to introduce the power of combined molecule design with predicted properties that let the chemist quickly see the effects of changing molecular structures. Although a few properties are provided for free, the chemist can see that more than one hundred additional properties would be provided if they obtain a license for ADMET Predictor.

DDDPlus™
Oral doses make up about 80% of all drug doses. Formulation scientists run many experiments in the lab to measure the rate at which new formulations (tablets and capsules) will dissolve. Doing this requires making the tablet or capsule, which consists of not only the active pharmaceutical ingredient (“API”) but also a number of excipients that serve various purposes: to make a tablet strong enough to survive both manufacturing processes as well as shipping without crumbling; glidants to promote the flow of powders from source hoppers into tablet-making machines; lubricants for the machines; to control the surface behavior to make the table or capsule practical in a variety of environments with a wide range of temperature and humidity; and to make the API cost-effective to manufacture.

Often, meeting one requirement is at the cost of another. For example, increasing tablet strength can result in slower dissolution. Slower dissolution can be a disadvantage if the drug cannot be absorbed and get into the blood to do its job. Often, formulation design is an iterative process of making tablets or capsules, testing them, analyzing the results, cleaning up the manufacturing equipment and test lab, then doing it again and again until a suitable formulation is achieved.

DDDPlus simulates the in vitro laboratory experiments that measure the rate of dissolution of the drug contained in tablets and capsules in a variety of experimental conditions. This one-of-a-kind software program is used by formulation scientists to reduce the number of cut-and-try attempts to design new drug formulations, as well as to design in vitro experiments to better mimic in vivo conditions. During 2011, improvements were added to further enhance the value of this product, including numerous user convenience features, as well as more sophisticated handling of dosage forms that incorporate multiple polymers for controlled release formulations. The Food and Drug Administration (FDA) and a growing number of companies use DDDPlus in their work.

GastroPlus™
GastroPlus is our flagship product, producing about 65% of our pharmaceutical software and services revenues. It simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently in use at numerous pharmaceutical companies, the FDA, and other government agencies in the U.S. and other countries.

At an international conference in Shanghai, China, in 2008, Pfizer scientists presented a scientific poster describing a two-year study in which all four commercially available PBPK (physiologically based pharmacokinetics) simulation programs were compared for their ability to predict human pharmacokinetics from preclinical (animal and in vitro) data. The study was divided into two arms: intravenous and oral dosing. GastroPlus was ranked first in both arms. No other software was ranked consistently in the top three.

The insight gained through GastroPlus simulations can guide project decisions in various ways. Among the kinds of knowledge gained through such simulations are: (1) the best estimate for “first dose in human” for a new drug prior to Phase I trials, (2) whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy, (3) whether the absorption process is affected by certain enzymes and transporter proteins in the intestinal tract that may in turn affect the amount of drug reaching the blood , (4) when certain properties of a new compound are probably adequately estimated by in silico predictions (such as from ADMET Predictor) or from simple experiments, rather than through more expensive and time-consuming in vitro or animal experiments, (5) what the likely variations in blood and tissue concentration levels of a new drug would be in a large population, in different age groups or in different ethnic groups, and (6) whether a new formulation for an existing approved drug is likely to demonstrate “bioequivalence” (equivalent blood concentration versus time) to a currently marketed dosage form in a human trial (important for generic drug companies and the Office of Generic Drugs at the FDA).

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

Contract Research and Consulting Services
Our recognized world-class expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at approximately 75 prestigious scientific meetings worldwide in the past two years. We frequently conduct contracted studies for large customers (including top 5 pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been increasing steadily, and we expect this trend to continue. Long-term collaborations and shorter-term consulting contracts serve both to showcase our technologies and to build and strengthen customer relationships.

Government-Funded Research
We completed our Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) during fiscal year 2011. This three-year effort led to the development of our rapid atomic partial charge calculations in ADMET Predictor, which in turn has led to the ability to predict metabolism and metabolic sites (i.e., which atoms on a molecule are likely to be attacked by certain enzymes). The result, we believe, is the most accurate prediction of metabolism and metabolic sites available today. This is expected to be released in ADMET Predictor Version 6.0 before the end of calendar year 2011.

PHARMACEUTICAL SOFTWARE PRODUCT DEVELOPMENT
Although all of our development work cannot be disclosed for competitive reasons, some of our development efforts during this reporting period included:

(1) ADMET Predictor/ADMET Modeler Upgrades
In February 2011, we released version 5.5 of ADMET Predictor with a number of new features:
o	A new Metabolite Module with 10 new models for sites of metabolism
o	An expanded Toxicity Module with 9 new models, extending the total number to over 30
o	An expanded Enslein Metabolism Module
o	An expanded Physicochemical and Biopharmaceutical Properties Module
o	Expanded ADMET Risk™ capabilities for multiobjective molecule design optimization
o	Expanded ADMET Modeler™ model-building capabilities
o	Enhanced graphics presentations for visualization of new calculated properties

We believe these new features enhance the value of ADMET Predictor for our pharmaceutical customers, project ADMET Predictor further into the markets for toxicity prediction, both environmental and pharmaceutical, and enhance the combination of our MedChem Studio™ data mining and molecule design software through the integration of ADMET Predictor with MedChem Studio and the new powerful ADMET Risk capabilities.

In version 6.0 of ADMET Predictor, which we expect to release before the end of calendar year 2011, we are adding a number of new models as well as revising the user interface to make the problem more flexible and friendly.

(2) MedChem Studio
We launched MedChem Studio 2.0 in April 2011 with:
•	Our new MedChem Designer advanced molecule drawing tool
•	Greatly expanded multidimensional graphics output
•	Enhanced import capabilities for molecular structure files
•	Enhanced capabilities for exporting results
•	Additional improvements to our industry-best structure depictions

With the MedChem Studio/MedChem Designer/ADMET Predictor combination, chemists now have the capability to see how changes in molecular structures affect not just one or a handful of properties, but over 130 properties from the industry’s top-ranked property prediction program, ADMET Predictor. We believe that this represents the future for drug discovery and that no other technology offers as much potential for reducing the time and money required to discover new structures that can become tomorrow’s medicines.

Ongoing developments are directed toward continued expansion of the program’s molecule design and data mining capabilities, including enhanced plotting of multidimensional data to better enable chemists to see how various molecular structures are distributed with respect to a variety of molecular features and predicted properties from ADMET Predictor.

(3) MedChem Designer
MedChem Designer was launched in February 2011. This new product is provided free as a standalone program, as well as integrated into MedChem Studio.

Unique features of MedChem Designer include:
•	Intuitive interface with many innovative features for molecular structure drawing and manipulation
•	Several free predicted key molecular properties from our top-rated ADMET Predictor software
•	With a full ADMET Predictor license, a wide range of predicted properties:
o	Physicochemical properties
o	Pharmacokinetic parameters
o	Cytochrome P450 (CYP) enzyme metabolism rates
o	CYP inhibition
o	Sites of CYP oxidation
o	UGT metabolism
o	Over 30 potential toxicities
o	Partial atomic charges and reactivities based on our proprietary rapid quantum chemical descriptor calculations

(4) DDDPlus
DDDPlus 4.0 was launched in June 2011 with several enhancements:
•	Expanded Parameter Sensitivity Analysis
•	New Virtual Trial capability
•	New immediate release capsule dosage form
•	Variety of enhanced input and output functions

(5) GastroPlus
Intensive development efforts have been ongoing in our flagship GastroPlus software during this fiscal year. These include expansion of the Drug-Drug Interaction Module to incorporate transporters as well as induction of both enzymes and transporters. This new capability completes the drug-drug interaction picture, allowing scientists to model all of the most common drug-drug interaction mechanisms that complicate dosing to patients with multiple medications. Most patients take more than one medication – some as many as 8-10 per day or more. When two or more drugs compete for the same enzymes or transporters, interactions can have a helpful or a harmful effect. The Drug-Drug Interaction Module in GastroPlus is designed to enable pharmaceutical scientists to analyze the potential for interactions before they occur, and to provide guidance for whether dosing regimens (how much of each drug and when) might need to be adjusted to either take advantage of helpful interactions or to avoid those that could cause adverse effects.

The PDPlus™ Module for modeling pharmacodynamic effects has undergone considerable enhancements, now allowing automatic fitting of all of its models to find the most appropriate mathematical form to describe pharmacodynamic effect (the effect of the drug on the body, as opposed to pharmacokinetic effect – the effect of the body on the drug).

A large number of other program enhancements have been in development and are expected to be released with the launch of version 8.0, currently expected in December 2011.

(6) MembranePlus™
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

This project was put on hold in late 2005 because the scientist responsible for MembranePlus, Dr. Viera Lukacova, was assigned to take over GastroPlus when the previous product manager left the company. New additions to the Simulation Technologies Team are currently working on GastroPlus version 8.0, but we expect one will be assigned to work on MembranePlus after GastroPlus 8.0 is released.

MARKETING AND DISTRIBUTION
We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our web pages on the Internet, and using various communication media to our compiled database of prospect and customer names. At the American Association of Pharmaceutical Scientists (AAPS) conference in Washington, D.C., in October 2011, there were twenty different presentations and posters presented in which the research that was reported was done using GastroPlus. Fifteen of those were from industry and FDA scientists, five were from our staff.

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

We use the Internet to provide product information and software updates, and as a forum for user feedback and information exchange.  We have cultivated market share in North America, South America, Europe, Australia, New Zealand, Singapore, People’s Republic of China, and Japan, and Internet and e-mail technologies have had a positive influence on our ability to communicate with existing and potential customers worldwide.

PRODUCTION
Our pharmaceutical software products are designed and developed entirely by our development team in California, with locations in Lancaster, Petaluma, San Jose, and San Diego. The principal materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house and through outside contractors. In-house graphic art and engineering talent enables us to accomplish this production in a cost-efficient manner.

COMPETITION
In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software.  There are also software companies whose products do not compete directly, but are sometimes closely related.  Our competitors in this field include some companies with financial, personnel, research and marketing resources that are greater than ours. Management believes there is currently no significant competitive threat to GastroPlus or DDDPlus, however, one could be developed in time.  MedChem Studio and ADMET Predictor/ADMET Modeler operate in a more competitive environment.  Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing some of this work.  Smaller companies need to outsource a greater percentage of this research. Thus, we compete not only with other software suppliers, but also with the in-house development teams at some of the larger pharmaceutical companies.

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

WORDS+

PRODUCTS
Our wholly owned subsidiary, Words+, has been focused on introducing and improving augmentative and alternative communication and computer access software and devices for people with disabilities for over 30 years. The introduction of EyeProTM, an eyegaze product, in 2010 increased our revenue and marketshare. Eyegaze technology allows people to operate a computer or communication device by simply looking at the screen, and has been a major breakthrough for people with severe disabilities. In 2011, we added the EyePro GS to our eyegaze product line. The EyePro GS uses proprietary technology developed by Words+, where our other EyePro products use third party eyegaze technology that we bundle into our products. EyePro GS was released near the end of FY 2011. We also introduced the Conversa CV and CVX and upgraded most products to Windows 7. The Conversa is our line of tablet-based communication devices. The Conversa CV and CVX are based on Windows tablets with flip screens that allow them to convert between tablet and notebook formats.

MARKETING AND DISTRIBUTION
We market augmentative and alternative communication products through a network of employee representatives and independent dealers and resellers. Webinars and remote interaction using web-based evaluation, setup and training, introduced in 2009, have become standard parts of our operation.  We have continued to see an increase in the number of family members, caregivers, teachers, and aides attending the live and recorded webinars. This is a significant change in the speech pathologist-to-patient relationship, and allows the speech pathologists’ professional experience and advice to extend beyond the therapy session to achieve more effective results for their clients. It has also allowed our sales force to spend less time training and more time selling, and allows us to recruit, train and support resellers who are less experienced in assistive technology.

We currently have 33 sales representatives worldwide: 1 salaried sales manager, 11 independent distributors and 6 independent resellers in the U.S., and 15 sales representatives overseas – 3 in Australia, and 1 each in New Zealand, Canada, The Netherlands, France, Ireland, Italy, Israel, Japan, Korea, Mexico, Malaysia, and Taiwan.  We also have 3 inside support persons, who answer e-mails and telephone inquiries on our toll-free telephone line and who provide customer and technical support. Additional outside salespersons and independent dealers and resellers are being actively recruited.

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

We participate in industry conferences held worldwide that are attended by speech pathologists, occupational and physical therapists, special education teachers, parents and consumers.  We and others in the industry demonstrate our products at these conferences and present technical papers that describe the application of our technologies and research studies on the effectiveness of our products.  Words+ attended five major national conferences in 2011, and several more specialized national conferences, such as TEDPA (the national conference for specialized telecommunication equipment distribution program) and the American Occupational Therapist Association national conference. We responded to calls for papers and presented five different professional sessions during these conferences. We also advertise in selected publications and websites of interest to persons in this market.

We estimate that for approximately 62% of our sales of augmentative and alternative communication (“AAC”) software and hardware, purchases are funded primarily by third parties such as Medicaid, Medicare and private insurance. Telecommunication equipment distribution programs, school special education budgets, vocational rehabilitation, the Veterans Administration and other governmental programs, private purchases and charitable assistance account for most of the other purchases. Medicare provides coverage for augmentative communication devices.

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

PRODUCTION
Disability software products are either loaded onto computer hard disk drives by our employees or copied to CD-ROM or memory cards.  Most software customers also buy their notebook personal computers from us, which we purchase at wholesale prices and resell at a markup.  We purchase microprocessors that are part of dedicated devices such as MessageMates™.  We design our cases, printed circuit boards, labels and other components of products such as SAM Communicator™ and our popular Conversa™ Sound Pack.  We outsource the extrusion, machining and manufacturing of certain components.  All final assembly and testing operations are done by our employees at our facility.

Our products are shipped from our Lancaster, California facility either directly to the customer or to the salesperson, dealer or reseller.  Historically for major products, the outside salesperson, dealer or reseller either delivers the product or visits the customer after delivery to provide training. In our remote interactive sales and delivery model, an increasing number of deliveries are being completed utilizing internet with video support for setup, and webinars plus individual live video interaction for training.

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

We believe that the competition in this industry is based primarily on the quality of products, quality of customer training and technical support, and quality and size of sales forces.  Price is a competitive factor that has traditionally not been as important to the purchaser or recommender as obtaining the product most suited to the customer’s needs, along with strong after-sale support.  However, there has been significant downward pricing pressure due to the increasing popularity of extremely low-priced communication apps available on the popular Apple iPod and iPad, particularly in the past year. This is a change in our industry leading to a new category of low-cost technology, private payers, different service delivery expectations, and adverse affects on some traditional purchasers such as schools. To meet this challenge, we have been exploring lower cost solutions that compete in the iPod and iPad space, and different pricing and payment options to add to the cost-cutting, web-based remote delivery, training and support services we began in 2009. This remains a significant challenge and opportunity for us that we will continue to focus on.

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

For disability products, our salesperson, dealer or reseller historically provided initial training to the customer for major systems -- typically two to four hours.  This training is typically provided not only to the user of the product but also to speech pathologists, occupational therapists, rehabilitation engineers, teachers, parents and others who will assist the user.  This initial training for the purchase of full systems is often provided as a part of the price of the product.  Additional training and service calls are available for a fee. Live and recorded webinars introduced last year have significantly changed our service delivery model, making it more accessible to people who need training, and reducing the amount of time our sales force spends traveling and providing on-site, one-on-one training and support. Our salespeople still visit in person whenever appropriate, but the professional on-line training and support have greatly reduced this need. Feedback from surveys and increasing webinar attendance indicate improved customer satisfaction with our products and service delivery. The remote service delivery model that we have already implemented is becoming an expectation in our industry.

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

RESEARCH AND DEVELOPMENT
We believe that our ability to grow and remain competitive in our markets is strongly dependent on significant investment into research and development (“R&D”). R&D activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-20.  R&D expenditures were approximately $1,846,000 during fiscal year 2011, of which $911,000 was capitalized. R&D expenditures during fiscal year 2010 were approximately $1,857,000, of which $887,000 was capitalized.

Our pharmaceutical business R&D activities during fiscal year 2011 were focused on improving our ADMET Predictor/ADMET Modeler, MedChem Studio, MedChem Designer and GastroPlus products.

Our R&D activities for our Words+ subsidiary were focused on development of our new EyePro GS eye gaze product line, extension of the family of tablet-computer-based systems called Conversa, and two new hardware development projects that we are not ready to announce at this time.

EMPLOYEES
As of August 31, 2011, we employed 38 full-time and 1 part-time employees, including 20 in research and development, 5 in marketing and sales, 8 in administration and accounting and 6 in production. Currently 16 employees hold Ph.D.s and 1 is a Ph.D. candidate in their respective science or engineering disciplines. Additionally, 3 employees hold one or more Master’s degrees.  Most of the senior management team and Board of Directors hold graduate degrees. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain qualified personnel.  The competition for such personnel in the pharmaceutical industry and in the augmentative and alternative communication device and computer software industry is intense.  None of our employees is represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good. As noted earlier, we have signed an agreement to sell our Words+ subsidiary and expect to complete the transaction by November 30, 2011. After that date, assuming the transaction is completed, our number of employees will be reduced to approximately 25, of which all but four have advanced degrees. We continue to seek additions to our Life Sciences team.

PATENTS
We own two patents that were acquired as part of our acquisition of certain assets of Bioreason, Inc.  We primarily protect our intellectual property through copyrights and trade secrecy. Our intellectual property consists primarily of source code for computer programs and data files for various applications of those programs in both the pharmaceutical software and the disability products businesses. In the disability products business, electronic device schematics, mechanical drawings, and design details are also intellectual property. The expertise of our technical staff is a considerable asset closely related to intellectual property, and attracting and retaining highly qualified scientists and engineers is essential to our business.

EFFECT OF GOVERNMENT REGULATIONS
Our pharmaceutical software products are tools used in research and development and are neither approved nor approvable by the FDA or other government agencies.

Most of our Words+ products for the disabled are funded by Medicare or Medicaid, schools, the Veteran’s Administration, and other insurance programs. Changes in government regulations regarding the allowability of augmentative communication aids and other assistive technology under such funding could affect our business; however, as noted earlier, Words+ is expected to be sold by November 30, 2011.

Costs and Effects of Compliance with Environmental Laws
Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on the Company. Words+ is involved in manufacturing of Augmentative Communication Devises which uses laptop computers, and minor electronic assembly that might have a material adverse effect on the environment.  However, the Company's exposure to environmental laws is not expected to be any more significant than any other similar type of business. Any new laws or regulations with regard to the environment that affect businesses in general are likely to result in additional compliance costs, and could result in additional operating restrictions. These costs could affect our future business operations.   Words+ incurred environmental fee of $288 and $292 in FY11 and FY10, respectively, and electronic waste recycling fee of $466 and $16 in FY11 and FY10, respectively.

ITEM 1A – RISK FACTORS

Not applicable because the Company is a smaller reporting company.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 –PROPERTIES

We lease approximately 13,500 square feet of space in Lancaster, California.   The original agreement had a five-year term with two (2), three-(3) year options to extend.  Since the original five-year term expired in February 2011, we have exercised the first of the two (2), three-year options.  The base rent started at the rate of $18,445 per month plus common area maintenance fees.  The base rental rate increases at 4% annually and currently it is $21,578 per month, plus common area maintenance fees.  We believe that this facility is sufficient for our current needs and growth for the foreseeable future.

In connection with the sale of our Words+ subsidiary to Prentke Romich Company, we expect to temporarily lease a portion of this space to PRC on a prorated basis. After January 1, 2012, we expect that portion to be reduced, providing additional room for growth of the Simulations Plus staff, which has been reaching its limits within the space available prior to the pending sale of Words+.

ITEM 3 – LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings of any kind.

ITEM 4 – [REMOVED AND RESERVED]

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the NASDAQ Stock Market (NASDAQ) under the symbol “SLP”.  According to the records of our transfer agent, we had approximately 56 shareholders of record and approximately 1,540 beneficial owners as of August 31, 2011.  The following table sets forth the low and high sale prices for our Common Stock as listed on the NASDAQ for the last two fiscal years.  We have not paid cash dividends on our Common Stock to date.  Any determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend among other things, on our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

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

On January 10, 2010, the board of directors authorized a second share repurchase program (Phase II) effective as of February 15, 2010.  The renewed program enabled the Company to buy back up to one million shares during a 12-month period.  Under the Phase II program, the Company has purchased 996,248 shares at an average price of $2.8041 per share from April 2010 to February 2011.

There is currently no share repurchase program pending, and the Company made no repurchases of its securities within the fourth quarter of the fiscal year covered by this report.

The following table shows low and high sales price for the last eight fiscal quarters.

	Low Sales Price	High Sales Price
FY11:
Quarter ended August 31, 2011	2.76	3.47
Quarter ended May 31, 2011 .	2.68	3.27
Quarter ended February 28, 2011	2.42	3.69
Quarter ended November 30, 2010	2.40	3.50

FY10:
Quarter ended August 31, 2010	2.04	2.52
Quarter ended May 31, 2010	1.67	2.50
Quarter ended February 28, 2010	1.35	1.72
Quarter ended November 30, 2009	1.32	1.79

EQUITY COMPENSATION PLAN INFORMATION

The following table provides a summary of Equity Compensation Plan Information.

Equity Compensation Plan Information (1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	957,636	$ 1.39	412,000

Equity compensation plans not approved by security holders	0	0	0

Total	957,636		412,000

(1)	The Company is authorized to issue stock options under the following compensation arrangement:

a.	4,000 shares per year per person to Directors as a part of their annual stipends.

b.	50 shares for each $1,000 of net income before taxes at the end of each fiscal year (up to a maximum of 120,000 options) to CEO over the term of his current employment agreement

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable because the Company is a smaller reporting company.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

Management Overview

Fiscal year 2011 was a record year comprised of three record quarters. We believe the continued growth of our pharmaceutical software and services business segment is the result of increasing adoption of simulation and modeling software tools such as those we produce, as well as the expertise we offer as consultants to assist companies involved in the research and development of new medicines, which has resulted in a continuing series of study contracts with pharmaceutical companies ranging from several of the largest in the world to a number of medium-sized and smaller companies in the U.S. and Europe.

During FY11 we released major upgrades to three of our four pharmaceutical software offerings, and a new software product called MedChem Designer.  Our financial performance enabled us to continue to increase our cash deposits, remain debt-free, and continue to invest in the aggressive marketing and sales activities we began in early 2009 in order to reach a wider customer base.

We have not been successful in identifying and completing any acquisitions during this reporting period in spite of a number of investigations and due diligence activities. In every case, either our due diligence activities revealed undesirable aspects of the potential acquisition, or terms and conditions agreeable to both sides were not able to be reached. It is our intent to continue to search for acquisition opportunities that would be compatible with our current businesses and that would be immediately accretive, i.e., adding to both revenues and earnings.

We have used some of our cash to repurchase shares of our common stock because we believe that reducing the number of fully diluted shares provides greater value to our shareholders than receiving a low interest rate on our cash deposits, and because we believe that our cash deposits after such repurchases remain sufficient to accomplish any reasonable potential acquisitions as well as to maintain sufficient cash reserves to ensure meeting operational needs for the foreseeable future.  Although there are no stock repurchase programs pending, the board of directors may consider additional repurchases at any time at prices and under conditions set by the board.

Our Words+ subsidiary’s net income increased despite of the decline in sales due to reducing expenses.  We developed and released our own new EyePro eyegaze system in August 2011; however, the continued poorer performance of this business unit caused us to agree to sell Words+ in November 2011, as previously discussed.

If the sale of Words+ is closed in November 2011, its net sales and income will be reported as discontinued operations going forward.  The net sales and income for the last 3 years of Words+ operations are followings.

	Net Sales	Net Income (or loss)
FY09	$2,842,000	$(87,000)
FY10	3,091,000	(82,000)
FY11	2,981,000	72,000

Results of Operations

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2011 (“FY11”) and August 31, 2010 (“FY10”).

	FY11		FY10
Net sales	$11,720	100.0%	$10,712	100.0%
Cost of sales	2,879	24.6	2,546	23.8
Gross profit	8,841	75.4	8,166	76.2
Selling, general, and administrative	4,305	36.7	4,325	40.4
Research and development	935	8.0	970	9.1
Total operating expenses	5,240	44.7	5,295	49.5
Income from operations	3,601	30.7	2,871	26.7
Interest income	92	0.8	101	0.9
Interest expense	-	-	(1)	(0.0)
Miscellaneous Income	1	0.0	1	0.0
Gain on sale of assets	-	-	2	0.0
Gain on currency exchange	76	0.6	130	1.2
Total other income	169	1.4	233	2.1
Net income before taxes	3,770	32.2	3,104	28.8
Provision for income taxes	(1,055)	(9.0)	(948)	(8.8)
Net income	2,715	23.2%	2,156	20.0%

FY11 COMPARED WITH FY10

Net Sales
Consolidated net sales increased $1,008,000, or 9.4%, to $11,720,000 in FY11 from $10,712,000 in FY10.  Sales from pharmaceutical software and services increased approximately $1,118,000, or 14.7%; while Words+’s sales decreased approximately $110,000, or 3.6%, for the year. We attribute the increase in pharmaceutical software sales to increases in the number of licenses with new and existing customers, as well as licensing of new modules to existing customers.  In addition, we generated revenue from workshop programs which we started in FY11.  Those increases outweighed the decreases in revenue from funded collaborations and analytical studies (large collaboration contacts were completed by August 2010) and Grant (2-year grant from NIH ended at March 2011).   We attribute the decrease in Words+ sales to a decline in sales of the “Say-it SAM!”  handheld communicator competing against cheaper iPhone and iPad products which fit under the funding cap of some agencies, and to a decline in sales of hardware products.  Decreased revenue from these products outweighed increases in revenue from our Freedom2000, “Conversa”, and our new EyePro products.

Cost of Sales
Consolidated cost of sales increased $333,000, or 13.1%, to $2,879,000 in FY11 from $2,546,000 in FY10.  As a percentage of revenue, cost of sales also increased by 0.8%.  For pharmaceutical software and services, cost of sales increased $286,000, or 23.6%, and as a percentage of revenue, it also increased to 17.1% in FY11 from 15.9% in FY10.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost increased approximately $64,000, or 11%, in FY11 compared with FY10.  Royalty expense, another significant portion of cost of sales, increased approximately $134,000, or 30%, and Salary for analytical study increased approximately 88,000, or 50%, in FY11 compared with FY10.  We pay a royalty on GastroPlus basic software sales but not on its optional modules.  We also pay royalties on the Enslein Metabolism Module in our ADMET Predictor software in accordance with our agreement with Enslein Research, Inc.

For Words+, cost of sales increased $47,000, or 3.6%, and as a percentage of revenue, cost of sales also increased to 46.3% in FY11 from 43.1% in FY10.

Gross Profit
Consolidated gross profit increased $675,000, or 8.3%, to $8,841,000 in FY11 from $8,166,000 in FY10.  We attribute this increase to increased sales of pharmaceutical software and services which outweighed the decline in gross profit from Words+ operations.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for FY11 decreased by $20,000, or 0.5%, to $4,305,000, compared to $4,325,000 for FY10. As a percentage of sales, SG&A expenses decreased to 36.7% in FY11 from 40.4% in FY10. For Simulations Plus, SG&A expenses increased $273,000, or 10.6%.  As a percentage of sales, SG&A for Simulations Plus decreased to 32.5% from 33.7%. The major increases in expenses were sales commissions as revenue from Japan and China increased, bonus expense paid to our CEO per his employment agreement, consulting fees, cost associated with stock repurchases, and payroll with payroll-related expenses, such as health/dental insurances and payroll taxes which outweighed the decrease in professional fees.

For Words+, expenses decreased by $293,000, or 16.7% due to decreases in allowances for bad debts.

Research and Development
We incurred approximately $1,846,000 of research and development (“R&D”) costs during FY11.  Of this amount, $911,000 was capitalized and $935,000 was expensed as R&D.  As we record hours spent for studies, $262,000 was expensed as cost of sales.  During FY10, we incurred approximately $1,857,000 of research and development costs, of which approximately $887,000 was capitalized and approximately $970,000 was expensed.  The hours spent for studies during FY10 expensed as cost of sales amounted to $175,000.  The 0.6% decrease in research and development expenditure from FY10 to FY11 was due to an increase in hours spent on analytical studies, which reduced hours available for R&D activities.

Income from operations
During FY11, we generated income from operations of $3,601,000, as compared to $2,871,000 for FY10, an increase of 25.4%.  We attribute this increase to increases in gross profit from pharmaceutical software and study contract services and decreases in SG&A expense and R&D expenses.

Other Income and (Expense)
The net of other income over other expense for FY11 decreased by $64,000, or 27.6%, to $169,000, compared to $233,000 for FY10, due to changes in the currency exchange rate for Japanese Yen caused by the weaker U.S. dollar.

Provision for Income Taxes
Provision for income taxes for FY11 increased by $107,000, or 11.3%, to $1,055,000, compared to $948,000 for FY10 due to the increase in net income.  The tax rate used in this report is lower than the standard rate because of various tax credits generated during this reporting period.

Net Income
Net income for FY11 increased by $559,000, or 25.9%, to $2,715,000, compared to $2,156,000 for FY10.  We attribute this increase in net income to increased gross profit, decreases in SG&A and R&D expenses, which outweighed decreases in other income and an increase in taxes.

SEASONALITY
Sales in the pharmaceutical products and services business segment  (“Simulations Plus” in the table below) exhibit some seasonal fluctuations, with the fourth fiscal quarter (June-August) generally having the lowest sales over the past three fiscal years because of summer vacations and reduced activities at our customers’ sites. This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented.  Net sales for any quarter are not necessarily indicative of sales for any future period; however, because our pharmaceutical software is licensed on an annual basis, renewals are almost always within the same quarter year after year.

	Net Simulations Plus Sales (in thousands)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2011	2,050	2,622	2,640	1,427	8,739
2010	1,735	2,227	2,325	1,334	7,621
2009	1,430	1,779	1,985	1,107	6,301
2008	1,438	1,550	1,975	1,092	6,055
2007	824	1,808	1,659	1,465	5,756
2006	199	884	1,096	1,007	3,186
2005	524	410	662	473	2,069
2004.	642	742	603	869	2,856
2003	507	582	614	1,403	3,106
2002	390	554	504	595	2,043
2001	221	373	305	282	1,181
2000	151	467	143	174	935
1999	87	93	117	164	461
1998	11	11	13	27	62

Sales of our disability products business segment (“Words+”) to schools were slightly seasonal prior to our fiscal year ended August 31, 2006, with greater sales to schools during our third and fourth fiscal quarter (March-May and June-August), as shown in the table below.

	Net Words+ Sales (in thousands)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2011	761	728	799	693	2,981
2010	702	723	794	872	3,091
2009	704	678	728	732	2,842
2008	545	630	994	744	2,913
2007	632	726	972	772	3,102
2006	620	598	692	759	2,669
2005	543	622	762	757	2,684
2004	497	626	630	598	2,351
2003	571	538	646	624	2,379

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of capital has been cash flow from our operations.  We have achieved continuous positive operating cash flow over the last nine fiscal years.  We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities.  In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations become insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical business while maintaining expenses within operating cash flows.

We are not aware of any trends or demands, commitments, or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets.  The trend over the last nine years has been increasing cash deposits from our operating cash flows, and we expect that trend to continue for the foreseeable future. We have no material commitments for capital expenditures as of the end of the latest fiscal period.

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

UNUSUAL OR INFREQUENT EVENTS
There have been no unusual or infrequent events or other significant economic changes that have affected reported income, however, income may be impacted in the future by the sale of our Words+ subsidiary.

KNOWN TRENDS OR UNCERTAINTIES
We are not aware of any trends or uncertainties expected to impact net sales or revenues from the operations of our pharmaceutical business segment. The recent trend toward consolidation in the pharmaceutical industry has not had a negative effect on our sales to that industry, and we believe that the need for improved productivity in the research and development activities directed toward developing new medicines will continue to result in increasing adoption of simulation and modeling tools such as those we produce.

New product developments in the pharmaceutical business segments could result in increased revenues and earnings if they are accepted by our markets; however, there can be no assurances that new products will result in significant improvements to revenues or earnings. For competitive reasons, we do not disclose all of our new product development activities.

Our continued quest for acquisitions in the pharmaceutical business segment could result in a significant change to revenues and earnings if one or more such acquisitions are completed. It is our intent to only complete acquisitions that would add to both revenues and earnings; however, there can be no assurances that any acquisitions that may be completed will in fact result in both increased revenues and earnings.

We entered into a Stock Purchase Agreement with Prentke Romich Company (PRC) to sell all of the stock of Words+ to PRC for $2.1 million, subject to adjustments for changes in net working capital.  The full text of this agreement was filed as Exhibit 10.1 in Form 8-K on November 16, 2011 and is incorporated by reference.  If this transaction is closed, then the Words+ business segment will be reported as discontinued operations.

INFLATION
We have not been affected materially by inflation during the periods presented, and no material effect is expected in the near future.

OFF-BALANCE SHEET ARRANGEMENTS
As of August 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 which amends Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  ASU 2009-14 applies to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted with Emerging Issues Task Force (“EITF”) 08-1.  We adopted this standard in the first quarter of fiscal 2011.  We believe adoption did not have a material effect on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  ASU 2009-13 amends EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying the guidance.  ASU 2009-13 applies to fiscal years beginning after June 15, 2010, with early application permitted.  We adopted ASU 2009-13 in June 2011.  We believe adoption did not have a material effect on the Company’s consolidated financial statements.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $688,651 and $644,015 for the fiscal years ended August 31, 2011 and 2010, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Stock-Based Compensation
The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10.  Under this method, compensation costs include: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $155,252 and $127,597 for the years ended August 31, 2011 and 2010, respectively, and is included in the consolidated statements of operations as Consulting, Salaries, and Research and Development expense.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The responses to this item are included elsewhere in this Form 10-K (see pages F1 – F23) and incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes to our public accountants during the past two years.

ITEM 9A – CONTROLS AND PROCEDURES

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2011, the end of the fiscal year covered by this report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework established by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under the framework, including the completion and review of internal review assessment forms and the completion and review of financial reporting information systems and controls checklists in the framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2011.

No changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B - OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Code of Ethics
Our code of ethics is posted on our website:  www.simulations-plus.com.

Changes to Procedures for Recommending Nominees to the Board of Directors
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last described such procedures.

The remaining information required by Item 10 is incorporated by reference from the section entitled “Board matters and corporate governance” in the Company’s definitive proxy statement (the “Proxy Statement”) to be distributed in connection with its 2012 Annual Shareholders’ Meeting.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the sections entitled “Executive compensation and other information” in the Company’s Proxy Statement to be distributed in connection with its 2012 Annual Shareholders’ Meeting.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the section entitled “Security ownership of certain beneficial owners and management” in the Company’s Proxy Statement to be distributed in connection with its 2012 Annual Shareholders’ Meeting.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the sections entitled “Transactions with related persons” and “Independence of the Board of Directors” the Company’s Proxy Statement to be distributed in connection with its 2012 Annual Shareholders’ Meeting.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the section of the proposal entitled “Ratification of selection of independent registered public accounting firm” in the Company’s Proxy Statement to be distributed in connection with its 2012 Annual Shareholders’ Meeting.

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

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of Simulations Plus, Inc. (7)
3.2	Amended and Restated Bylaws of Simulations Plus, Inc. (7)
4.1	Articles of Incorporation of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.1 hereof) and Bylaws of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.2 hereof)
4.2	Form of Common Stock Certificate (1)
4.3	Share Exchange Agreement (1)
10.1	Simulations Plus, Inc. 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1) (†)
10.24	Exclusive Software License Agreement by and between Simulations Plus, Inc. and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.34	OEM/Remarketing Agreement between Words+, Inc. and Eloquent Technology, Inc. (6)
10.41	Technology Transfer Agreement between Sam Communications, LLC. (6)
10.43	Lease Agreement by and between Simulations Plus, Inc. and Venture Freeway, LLC. (3)
10.46	Simulations Plus, Inc. 2007 Stock Option Plan (the “2007 Option Plan”) (5) (†)
10.47	Lease extension agreement by and between Simulations Plus, Inc. and Crest Development (7)
10.48	Employment Agreement by and between the Company and Walter S. Woltosz (8) (†)
10.49	Bill of Sale by and between Simulations Plus, Inc. and Entelos, Inc. dated September 19, 2011 (9)
10. 50	Stock Purchase Agreement by and among Simulations Plus, Inc., Words+, Inc., and Prentke Romich Company dated November 15, 2011 (10)

21.1	List of Subsidiaries (8)
23.1	Consent of Rose, Snyder and Jacobs (8)
31.1	Rule 13a-14(a)/15d-14(a) – Certification of Chief Executive Officer (CEO). (8)
31.2	Rule 13a-14(a)/15d-14(a) – Certification of Chief Financial Officer (CFO). (8)
32	Section 1350 – Certification of CEO and CFO. (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.

(2)	Incorporated by reference to the Company’s Form 10-KSB filed December 15, 1997 (Commission file No. 333-05400-LA).
(3)	Incorporated by reference to the Company’s Form 10-KSB filed December 15, 1997 (Commission file No. 333-05400-LA).
(4)	Incorporated by reference to the Company’s Form 10-K filed November 30, 2010 (Commission file No. 001-32046).
(5)	Incorporated by reference to the Company’s Form 10-Q filed January 13, 2010 (Commission No. 001-32046)
(6)	Incorporated by reference to the Company’s Form 10-K/A filed on March 1, 2010 (Commission file No. 001-32046).
(7)	Incorporated by reference to the Company’s Form 10-K filed November 29, 2010 (Commission No. 001-32046)
(8)	Filed herewith.
(9)	Incorporated by reference to the Company’s Form 8-K filed September 22, 2011 (Commission No. 001-32046)
(10)	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011 (Commission No. 001-32046)

(c)  Financial Statement Schedule.

See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on November 28, 2011.

SIMULATIONS PLUS, INC.

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

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONTENTS
August 31, 2011 and 2010

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Simulations Plus, Inc.
Lancaster, California

We have audited the accompanying consolidated balance sheets of Simulations Plus, Inc. (a California corporation) and Subsidiary as of August 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulation Plus, Inc. and Subsidiary as of August 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

November 28, 2011

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31,
	2011	2010
Current assets
Cash and cash equivalents	$10,181,049	$9,631,762
Income tax refund receivable	259,434	225,510
Accounts receivable, net of allowance for doubtful accounts and estimated contractual discounts of $233,385 and $421,118	1,774,038	1,291,350
Contracts receivable	185,816	184,081
Inventory	391,653	554,867
Prepaid expenses and other current assets	180,761	138,163
Deferred income taxes (note 6)	302,076	364,264
Total current assets	13,274,827	12,389,997

Capitalized computer software development costs, net of accumulated amortization of $5,176,408 and $4,487,757	2,408,658	2,186,419
Property and equipment, net (note 3)	163,538	55,984
Customer relationships, net of accumulated amortization of $126,172 and $118,442	1,870	9,600
Other assets	18,445	18,445

Total assets	$15,867,338	$14,660,445

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$292,482	$239,424
Accrued payroll and other expenses	494,821	511,107
Accrued bonuses to officer	-	60,000
Accrued income taxes	168,897	261,861
Accrued warranty and service costs	43,727	35,586
Deferred revenue	141,191	96,092
Total current liabilities	1,141,118	1,204,070

Long-term liabilities
Deferred income taxes (note 6)	689,605	410,523

Total liabilities	1,830,723	1,614,593

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized 15,572,943 and 15,833,006 shares issued and outstanding	4,044	4,304
Additional paid-in capital	4,167,650	5,891,268
Retained earnings	9,864,921	7,150,280

Total shareholders' equity	14,036,615	13,045,852

Total liabilities and shareholders' equity	$15,867,338	$14,660,445

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended

	August 31,
	2011	2010

Net sales	$11,719,758	$10,711,829

Cost of sales	2,878,891	2,545,709

Gross profit	8,840,867	8,166,120

Operating expenses
Selling, general, and administrative	4,305,156	4,325,621
Research and development	935,196	969,871

Total operating expenses	5,240,352	5,295,492

Income from operations	3,600,515	2,870,628

Other income (expense)
Interest income	91,861	101,545
Miscellaneous income	1,000	1,231
Gain on currency exchange	76,416	130,150
Gain on sale of assets	240	1,993
Interest expense	(118)	(1,045)

Total other income (expense)	169,399	233,874

Income before income taxes	3,769,914	3,104,502

Provision for income taxes (note 6)
Deferred income taxes	(284,096)	(289,829)
Current Income taxes	(771,177)	(658,600)

Net income	$2,714,641	$2,156,073

Basic earnings per share	$0.17	$0.14

Diluted earnings per share	$0.17	$0.13

Weighted-average common shares outstanding

Basic	15,540,047	15,831,294

Diluted	16,082,454	16,513,018

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended August 31,

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Retained Earnings	Total
Balance, August 31, 2009	15,700,382	4,172	5,572,411	4,994,207	10,570,790

Exercise of stock options	632,674	632	94,290		94,922

Stock-based Compensation			127,597		127,597

Stock Repurchases	(500,050)	(500)	(1,033,607)		(1,034,107)

Deferred tax adjustments			1,130,577		1,130,577

Net income				2,156,073	2,156,073

Balance, August 31, 2010	15,833,006	$4,304	$5,891,268	$7,150,280	$13,045,852

Exercise of stock options	415,776	416	144,545		144,961

Stock-based Compensation			155,252		155,252

Stock Repurchases	(675,839)	(676)	(2,047,496)		(2,048,172)

Deferred tax adjustments			24,081		24,081

Net income				2,714,641	2,714,641

Balance, August 31, 2011	15,572,943	$4,044	$4,167,650	$9,864,921	$14,036,615

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended

	August 31,
	2011	2010
Cash flows from operating activities
Net income	$2,714,641	$2,156,073
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	50,922	25,215
Amortization of customer relationships	7,730	13,714
Amortization of capitalized computer software development costs	688,651	644,014
Bad debts	-	176,978
Excess tax benefits from share-based arrangements	(24,081)	(1,130,577)
Stock-based compensation	155,252	127,597
Gain on sale of equipment	(240)	(1,993)
Deferred income taxes	341,270	289,829
(Increase) decrease in
Accounts receivable and Contracts receivable	(484,423)	335,216
Income tax refundable	(33,924)	298,641
Inventory	163,214	(228,940)
Prepaid expenses and other assets	(42,598)	24,532
Increase (decrease) in
Accounts payable	53,058	42,741
Accrued payroll and other expenses	(16,286)	(41,327)
Accrued bonus	(60,000)	-
Accrued income taxes	(68,883)	167,993
Accrued warranty and service costs	8,141	(7,651)
Deferred revenue	45,099	13,902

Net cash provided by operating activities	3,497,543	2,905,957

Cash flows from investing activities
Purchases of property and equipment	(158,476)	(51,532)
Proceeds from sale of investments	240	-
Capitalized computer software development costs	(910,890)	(887,541)

Net cash used in investing activities	(1,069,126)	(939,073)

Cash flows from financing activities
Repurchase of common stock	(2,048,172)	(1,034,106)
Excess tax benefits from share-based arrangements	24,081	1,130,577
Proceeds from the exercise of stock options	144,961	94,922

Net cash provided by (used in) financing activities	(1,879,130)	191,393

Net increase in cash and cash equivalents	$549,287	$2,158,277

Cash and cash equivalents, beginning of year	9,631,762	7,473,485

Cash and cash equivalents, end of period	$10,181,049	$9,631,762

Supplemental disclosures of cash flow information

Interest paid	$118	$1,045

Income taxes paid	$816,810	$390,696

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

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
August 31, 2011 and 2010

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

We recognize the revenue from collaboration research and the revenue from grants equally over their terms.  However, we recognize the contract study revenue using the percentage of completion method, depending upon how the contract studies are engaged, in accordance with FASB ASC 605-35.  To recognize revenue using the percentage of completion method, we must determine whether we meet the following criteria:  1) there is a long-term, legally enforceable contract and 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

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
August 31, 2011 and 2010

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years).  Amortization of software development costs amounted to $688,651 and $644,015 for the years ended August 31, 2011 and 2010, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Equipment 5 years
Computer equipment 3 to 7 years
Furniture and fixtures 5 to 7 years
Leasehold improvementsShorter of life of asset or lease

Maintenance and minor replacements are charged to expense as incurred.  Gains and losses on disposals are included in the results of operations.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

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

The following table summarizes fair value measurements by level at August 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total

Cash and cash equivalents	$10,181,049	$	$	$10,181,049

Total assets	$10,181,049	$	$	$10,181,049

Advertising
The Company expenses advertising costs as incurred.  Advertising costs for the years ended August 31, 2011 and 2010 were $39,000 and $40,000, respectively.

Shipping and Handling
Shipping and handling costs are recorded as cost of sales and amounted to $77,000 and $114,000 for the years ended August 31, 2011 and 2010, respectively.

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

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

Earnings per Share
The Company reports earnings per share in accordance with FASB ACS 260-10.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the years ended August 31, 2011 and 2010 were as follows:

	2011	2010
Numerator
Net income attributable to common shareholders	$2,714,641	$2,156,073

Denominator
Weighted-average number of common shares outstanding during the year	15,540,047	15,831,294
Dilutive effect of stock options	542,407	681,724

Common stock and common stock equivalents used for diluted earnings per share	16,082,454	16,513,018

Stock-Based Compensation
The Company accounts for stock options using the modified prospective method in accordance with FASB ACS 718-10.  Under this method, compensation costs include: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $155,252 and $127,597 for the years ended August 31, 2011 and 2010, respectively, and is included in the consolidated statements of operations as Consulting, Salaries, and Research and Development expense.

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

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

International sales accounted for 36% and 34% of net sales for the years ended August 31, 2011 and 2010, respectively.  For Simulations Plus, Inc. (pharmaceutical segment), three customers accounted for 11% (one is a dealer account representing various customers), 8% and 7% of net sales for the year ended August 31, 2011.  For the year ended August 31, 2010, two customers accounted for 12% (one is a dealer account representing various customers) and 11% of net sales.

For Words+, Inc., third-party billing, which includes various government agencies as well as private insurance companies, accounted for 62% and 65% of net sales for the years ended August 31, 2011 and 2010, respectively.  If changes are made in government funding policies for Words+ products, Words+ revenue may be impacted.  We continually evaluate and monitor regulatory developments in funding matters, and we do not expect Medicare and Medicaid of all 50 states to discontinue their funding of Words+ products; however, there can be no assurances that the current level of revenue from third parties will continue.

We operate in the computer software industry, which is highly competitive and changes rapidly.  Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

For Simulations Plus (pharmaceutical segment), two customers comprised 36% (a dealer account representing various customers) and 18% of accounts receivable at August 31, 2011, and two customers comprised 43% (one is a dealer account representing various customers) and 16% of accounts receivable at August 31, 2010.  For Words+, third-party billing, which includes various government agencies, comprised 86% of its accounts receivable at August 31, 2011 and 84% of its accounts receivable at August 31, 2010.  Collection of those accounts receivable in a timely manner is critical in Words+’ cash flow and its operations.  We have three dedicated funding/billing personnel who continually track such collections.

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

Recently Issued Accounting Standards

In September 2009, the FASB issued ASU 2009-14 which  amends Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  ASU 2009-14 applies to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted with EITF 08-1.  We expect to adopt this standard in the first quarter of fiscal 2011.  We adopted this standard in the first quarter of fiscal 2011.  We believe adoption did not have a material effect on the Company’s consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

In September 2009, the FASB issued ASU 2009-13, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  ASU 2009-13 amends EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying the guidance.  ASU 2009-13 applies to fiscal years beginning after June 15, 2010, with early application permitted.  We expect to adopt this standard in the first quarter of fiscal 2011.  We adopted ASU 2009-13 in June 2011.  We believe adoption did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2011 and 2010. consisted of the following:

	2011	2010
Automobile	$21,769	$21,769
Equipment	107,261	80,830
Demo Equipment	111,649	-
Computer equipment	422,779	403,635
Furniture and fixtures	61,498	61,498
Leasehold improvements	53,898	53,898
	778,854	621,630
Less accumulated depreciation and Amortization	615,316	565,646
Total	$163,538	$55,984

Depreciation expense was $50,922 and $25,215 for the years ended August 31, 2011 and 2010, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Leases
We lease approximately 13,500 square feet of space under a five-year term with two (2), three (3)-year options to extend the lease.  The base rent is $18,445 per month plus common area maintenance fees.  The base rental rate increases at 4% annually.  Rent expense, including common area maintenance fees, was $288,979 and $278,788 for the years ended August 31, 2011 and 2010, respectively.  During the year ended August 31, 2011, the Company exercised its option to extend the term of the lease to February 2, 2014.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

On October 30, 2006, the Company entered into an equipment lease agreement.  In this agreement, the Company leased a Ricoh Copier/Printer for 36 months with the option of earlier termination with a 60-day written notice.  On October 30, 2009, we renewed the same agreement for another 36 months with an increment of 1 cent on color printing which reflects their material cost.

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2011 were as follows:

Years Ending August 31,
2012	275,578
2013	286,601
2014	121,362
$683,541

Employment Agreement
On July 22, 2011, the Company entered into an employment agreement with its President/Chief Executive Officer that expires in August 2013.  The employment agreement provides for an annual base salary of $300,000 per year, and a performance bonus in an amount not to exceed 10% of Employee’s salary, or $30,000 per year, at the end of each fiscal year.  The specific amount of the bonus to be awarded will be determined by the Compensation Committee of the Board of Directors, based on the financial performance and achievements of the Company for the previous fiscal year.  The agreement also provides Employee stock options, exercisable for five years, to purchase fifty (50) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 120,000 options over the term of the agreement.  The Company may terminate the agreement upon 30 days' written notice if termination is without cause.  The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

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
August 31, 2011 and 2010

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

For the years ended August 31, 2011 and 2010, Simulations Plus, Inc. incurred royalties of approximately $575,000 and $441,000, respectively.

The Company’s subsidiary, Words+, Inc., entered into royalty agreements with several vendors to apply their software & technologies into the finished goods to be sold.  For the years ended August 31, 2011 and 2010, Words+ incurred royalties of approximately $23,000 and $26,000, respectively.

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

On January 10, 2010, the Board of Directors authorized a renewed share repurchase program (Phase II) effective as of February 15, 2010.  The renewed program enabled the Company to buy back up to one million shares during a 12-month period.

The details of repurchases made under Phase I and Phase II are listed in the following table:

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Funds Available Under the Share Repurchase Plan (including broker’s fees)
12/02/08 to 12/31/08	90,632	$0.9764	$2,409,631
01/01/09 to 01/31/09	105,752	$1.0352	$2,296,807
02/01/09 to 02/28/09	73,118	$1.0086	$2,221,124
03/01/09 to 03/31/09	73,315	$0.9575	$2,149,168
04/01/09 to 04/30/09	55,580	$1.0045	$2,091,896
05/01/09 to 05/31/09	44,083	$1.1360	$2,041,649
06/01/09 to 06/30/09	171,740*	$1.3885	$1,799,550
07/01/09 to 07/31/09	131,308	$1.5321	$1,596,486
08/01/09 to 08/31/09	101,314	$1.7467	$1,416,478
09/01/09 to 09/30/09	82,630	$1.6989	$1,274,155
10/01/09 to 10/31/09	52,364	$1.5685	$1,190,386
11/01/09 to 11/30/09	42,061	$1.4884	$1,126,560
12/01/09	2,586	$1.3823	$1,122,985
Phase I Total	1,026,483	$1.3823

Period	Total Number of Shares Purchased	Average Price Paid per Share	Remaining Shares Authorized for Repurchase Under the Share Repurchase Plan – Phase II
04/01/10 to 04/30/10	86,976	$2.2237	913,024
05/01/10 to 05/31/10	170,101	$2.3515	742,923
06/01/10 to 06/30/10	33,665	$2.3670	709,258
07/01/10 to 07/31/10	18,789	$2.4433	690,469
08/01/10 to 08/31/10	10,878	$2.4283	679,591
09/01/10 to 09/30/10	81,070	$2.6969	598,521
10/01/10 to 10/31/10	170,494	$3.1671	428,027
11/01/10 to 11/30/10	146,116	$2.9523	281,911
12/01/10 to 12/31/10	41,214	$2.5716	240,697
01/01/11 to 01/31/11	119,469	$2.9028	121,228
02/01/11 to 02/28/11	117,476	$3.4510	3,752
Phase II Total	996,248	$2.8041

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

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

The number of shares described above are adjusted reflecting the two-for-one stock splits on August 14, 2006 and October 1, 2007.

The following table summarizes the stock option transactions.

TRANSACTIONS IN FY 2011 AND 2010
Transactions in FY10	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2009	2,862,536	$0.97
Granted	252,666	$1.79
Exercised	(931,800)	$0.60
Canceled/Forfeited	(41,000)	$1.39
Expired	(648,500)	$1.44

Outstanding, August 31, 2010	1,493,902	$1.13	4.248
Exercisable, August 31, 2010	934,036	$0.87	3.245

Transactions in FY11	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2010	1,493,902	$1.13
Granted	20,000	$3.27
Exercised	(442,300)	$0.54
Canceled/Forfeited	(107,066)	$1.61
Expired	(6,900)	$0.88

Outstanding, August 31, 2011	957,636	$1.40	5.22
Exercisable, August 31, 2011	687,102	$1.27	4.522

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

The fair value of the options granted during the year ended August 31, 2011 is estimated at $57,384.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal year ended August 31, 2011: dividend yield of 0%, pre-vest forfeiture rate of 2.32% to 40.71%, expected volatility of 54.71% to 79.91%, risk-free interest rate of 1.42% to 2.66%, and expected life of 4.0 years. The total fair value of non-vested stock options as of August 31, 2011 was $270,387 and is amortizable over a weighted average period of 2.18 years.

During the previous fiscal year ended August 31, 2010, the fair value of the options granted is estimated at $225,650.  The assumptions were dividend yield of 0%, pre-vest forfeiture rate of 2.32% to 40.71%, expected volatility of 54.71% to 79.91%, risk-free interest rate of 0.43% to 2.35%, and expected life of 1.0 to 5.0 years. The total fair value of non-vested stock options as of August 31, 2010 was $509,478 and is amortizable over a weighted average period of 2.82 years.

During the years ended August 31, 2011 and 2010, the Company recognized an income tax benefit of $24,081 and $1,130,577 respectively, relating to stock-based compensation arrangements.

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

The weighted-average remaining contractual life of options outstanding issued under the Plan was 5.1 years at August 31, 2011.  The exercise prices for the options outstanding at August 31, 2011 ranged from $0.26 to $3.27, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.26	$1.25	665,636	5.0 years	$1.02	532,836	4.4 years	$1.03
$1.26	$2.25	150,000	4.5 years	$1.66	101,066	4.0 years	$1.64
$2.26	$3.27	142,000	6.9 years	$2.87	53,200	6.8 years	$2.92
		957,636			687,102

Intrinsic Value of options outstanding and options exercisable

	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
FY11	$1,755,674	$1,348,809	$1,092,176
FY10	$2,029,935	$1,499,527	$931,631

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

Other Stock Options
As of August 31, 2011, the outside members of the Board of Directors holds options to purchase 79,000 shares of common stock at exercise prices ranging from $0.38 to $6.68.

Transactions in FY09	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2009	51,000	$1.89
Granted	24,000	$2.06
Exercised	(4,000)	$0.63

Outstanding, August 31, 2010	71,000	$2.02
Exercisable, August 31, 2010	46,850	$1.99

Transactions in FY11	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2010	71,000	$2.02
Granted	12,000	$3.23
Exercised	(4,000)	$0.30

Outstanding, August 31, 2011	79,000	$2.29
Exercisable, August 31, 2011	50,950	$2.15

NOTE 6 - INCOME TAXES

The components of the income tax provision for the years ended August 31, 2011 and 2010 were as follows:

	2011	2010
Current
Federal	$(623,006)	$(531,586)
State	(148,171)	(127,014)
	(771,177)	(658,600)
Deferred
Federal	(262,536)	(260,843)
State	(21,560)	(28,986)
	(284,096)	(289,829)

Total	$(1,055,273)	$(948,429)

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31, 2011 and 2010:

	2011	2010
Income tax computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	2.6	2.7
Meals & Entertainment	0.1	0.2
Other permanent differences	(1.0)	(1.5)
Research and development credit	(8.2)	(5.1)
Change in prior year estimated taxes	0.5	0.3
Total	28.0%	30.6%

Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets
Accrued payroll and other expenses	$91,489	$108,488
Accrued warranty and service costs	18,732	15,245
Bad debt allowance	99,982	180,407
Deferred revenue	60,486	41,166
Property and equipment	60,626	33,856
Research and development credit	289,357	525,650
State taxes	50,378	43,185

Total deferred tax assets	671,050	947,997
Less: Valuation allowance	-	-
	671,050	947,997
Deferred tax liabilities
State Tax Deferred	(26,710)	(53,481)
Capitalized computer software development costs	(1,031,869)	(940,775)

Total deferred tax liabilities	(1,058,579)	(994,256)

Net deferred tax liabilities	$(387,529)	$(46,259)

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements.  Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $1,035 and $7,191 for the years ended August 31, 2011 and 2010, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2005, and by the IRS for years through 2006. As of August 31, 2011, the Company’s tax returns for tax year ends August 31, 2007 and 2008 are under examination by the California Franchise Tax Board.  The potential outcome of these examinations cannot be determined as of August 31, 2011.  Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on the Company’s financial position or results of operations.

NOTE 7 - LINES OF BUSINESS

For internal reporting purposes, management segregates the Company into two divisions.  The segment information is as follows for the years ended August 31, 2011 and 2010:

	August 31, 2011
	Simulations
	Plus, Inc.	Words+, Inc.	Eliminations	Total

Net sales	$8,738,739	$2,981,019	$-	$11,719,758
Income from operations	$3,530,281	$70,234	$-	$3,600,515
Identifiable assets	$15,613,253	$1,534,999	$(1,280,914)	$15,867,338
Capital expenditures	$19,101	$139,375	$-	$158,476
Depreciation/Amortization	$690,446	$56,857	$-	$747,303
Stock-based compensation	$117,641	$37,611	$-	$155,252
Interest Income	$91,224	$637	$-	$91,861
Income tax expense	$1,055,273	$-	$-	$1,055,273

	August 31, 2010
	Simulations
	Plus, Inc.	Words+, Inc.	Eliminations	Total

Net sales	$7,620,748	$3,091,081	$-	$10,711,829
Income from operations	$2,955,389	$(84,761)	$-	$2,870,628
Identifiable assets	$14,434,920	$1,673,227	$(1,447,702)	14,660,445
Capital expenditures	$39,013	$12,519	$-	$51,532
Depreciation/Amortization	$628,677	$4,266	$-	$682,943
Stock-based compensation	$97,494	$30,103	$-	$127,597
Interest Income	$101,369	$176	$-	$101,545
Income tax expense	$948,429	$-	$-	$948,429

Most corporate expenses, such as legal and accounting expenses, public relations expenses, and bonuses to the President and Secretary are included in Simulations Plus, Inc.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

NOTE 8 - GEOGRAPHIC REPORTING

The Company allocates revenues to geographic areas based on the locations of its customers.  Geographical revenues were as follows for the fiscal years ended August 31, 2011 and 2010:

	August 31, 2011
(in ‘000)	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	4,548	2,606	1,554	-	31	8,739
Words+, Inc.	2,898	12	9	59	3	2,981
Total	7,446	2,618	1,563	59	34	11,720

	August 31, 2010
(in ‘000)	North America	Europe	Asia	Oceania	South America	Total
Simulations Plus, Inc.	4,132	2,240	1,238	-	11	7,621
Words+, Inc.	2,960	27	44	60	0	3,091
Total	7,092	2,267	1,282	60	11	10,712

NOTE 9 – CUSTOMER RELATIONSHIPS

The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042 and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the years ended August 31, 2011 and 2010 amounted to $7,730 and $13,714, respectively.  Accumulated amortization was $126,172 as of August 31, 2011.

NOTE 10 - EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for all eligible employees.  We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the total employee compensation.  We can also elect to make a profit-sharing contribution.  Contributions by the Company to this Plan amounted to $105,146 and $84,949 for the years ended August 31, 2011 and 2010, respectively.

NOTE 11 - SUBSEQUENT EVENTS

On November 15, we signed a Stock Purchase Agreement with the Prentke Romich Company of Wooster, Ohio (PRC) to sell Simulations Plus’ wholly owned Words+ subsidiary to PRC for $2.1 million subject to ordinary adjustments for changes in net working capital. Closing is planned for November 30, 2011 to coincide with the end of the first fiscal quarter of Simulations Plus’ FY 2012 fiscal year.