Form 10-Q
period 2011-11-30
SIMULATIONS PLUS INC
filed 2012-01-17
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended November 30, 2011

OR

[_]	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

42505 10th Street West
Lancaster, CA  93534-7059
(Address of principal executive offices including zip code)

(661) 723-7723
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 13, 2012 was 15,607,895 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended November 30, 2011

SIMULATIONS PLUS, INC. CONDENSED BALANCE SHEETS
at November 30, 2011 (Unaudited) and August 31, 2011 (Audited)

ASSETS
	November 30,	August 31,
	2011	2011
Current assets
Cash and cash equivalents	$12,662,240	$10,037,891
Income tax refund receivable	259,434	259,434
Accounts receivable, net of allowance for doubtful accounts of $0	1,203,863	1,170,861
Contracts receivable	219,683	185,816
Prepaid expenses and other current assets	106,783	123,954
Deferred income taxes	134,196	302,076
Current assets of discontinued operations	-	1,194,795
Total current assets	14,586,199	13,274,827
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $4,573,869 and $4,416,669	2,233,674	2,188,982
Property and equipment, net (note 3)	120,491	43,010
Customer relationships, net of accumulated amortization of $127,169 and $126,172	873	1,870
Other assets	18,445	18,445
Non-current assets of discontinued operations	-	340,204
Total assets	$16,959,682	$15,867,338

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$314,424	$176,136
Accrued payroll and other expenses	303,425	276,327
Accrued bonus to officer	44,950	-
Accrued income taxes	328,900	168,897
Deferred revenue	108,482	141,191
Current liabilities of discontinued operations	-	378,567
Total current liabilities	1,100,181	1,141,118

Long-term liabilities
Deferred income taxes	771,726	656,047
Non-current liabilities of discontinued operations	-	33,558
Total liabilities	1,871,907	1,830,723

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized 15,572,943 and 15,572,943 shares issued and outstanding	4,044	4,044
Additional paid-in capital	4,247,789	4,167,650
Retained earnings	10,835,942	9,864,921

Total shareholders' equity	15,087,775	14,036,615

Total liabilities and shareholders' equity	$16,959,682	$15,867,338

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended November 30,
(Unaudited)

	2011	2010

Net sales	$2,247,956	$2,050,434
Cost of sales	352,370	353,656
Gross profit	1,895,586	1,696,778
Operating expenses
Selling, general, and administrative	700,113	686,051
Research and development	251,935	200,754
Total operating expenses	952,048	886,805

Income from operations	943,538	809,973

Other income (expense)
Interest income	21,873	24,004
Interest expense	(3)	(43)
Gain on currency exchange	98,386	-
Total other income (expense)	120,256	23,961

Income from continuing operations before provision for income taxes	1,063,794	833,934
Provision for income taxes	(308,695)	(257,150)
Income from continuing operations	755,099	576,784

Discontinued operations:
Loss from discontinued operations, net of tax	(249,898)	(9,291)
Gain on sale of Words+, net of tax	465,820	-
Results of discontinued operations	215,922	(9,291)

Net Income	$971,021	$567,493

Basic earnings per share:
Continuing operations	$0.05	$0.04
Discontinued operations	0.01	-
Net basic earnings per share	$0.06	$0.04
Diluted earnings per share
Continuing operations	$0.05	$0.03
Discontinued operations	0.01	-
Net diluted earnings per share	$0.06	$0.03

Weighted-average common shares outstanding
Basic	15,572,943	15,691,345
Diluted	16,129,535	16,525,142

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended November 30,
(Unaudited)

	2011	2010
Cash flows from operating activities
Net income	$971,021	$567,493
Adjustments to reconcile net income to net cash provided by operating activities
(Income)/Loss from Discontinued Operations	(215,922)	9,291
Depreciation and amortization of property and equipment	9,037	5,411
Amortization of customer relationships	998	2,493
Amortization of capitalized computer software development costs	157,200	177,674
Stock-based compensation	26,355	45,006
Deferred income taxes	250,002	129,789
(Increase) decrease in
Accounts receivable and Contracts receivable	(66,869)	(220,527)
Income tax refundable	-	(33,924)
Inventory	-	6
Prepaid expenses and other assets	17,171	8,761
Increase (decrease) in
Accounts payable	138,287	74,174
Accrued payroll and other expenses	19,311	240
Accrued Bonus	44,950	43,402
Accrued income taxes	160,003	(158,947)
Deferred revenue	(32,709)	(62,922)
Net cash provided by operating activities of continuing operations	1,478,835	587,420
Net cash provided by (used in) operating activities of discontinued operations	(688,862)	44,279
Net cash provided by operating activities	789,973	631,699

Cash flows from investing activities
Proceeds from sale of Words+, Inc.	1,973,096	-
Purchases of property and equipment	(86,518)	-
Capitalized computer software development costs	(201,892)	(158,000)
Net cash provided by (used in) investing activities of continuing operations	1,684,686	(158,000)
Net cash provided by (used in) investing activities of discontinued operations	6,532	(55,720)
Net cash provided by (used in) investing activities	1,691,218	(213,720)

Cash flows from financing activities
Repurchase of common stock	-	(1,189,986)
Proceeds from the exercise of stock options	-	13,325
Net cash (used in) financing activities of continuing operations	-	(1,176,661)

Net increase (decrease) in cash and cash equivalents from continuing operations	3,163,521	(747,241)
Net (decrease) in cash and cash equivalents from discontinued operations	(682,330)	(11,441)
Net increase (decrease) in cash and cash equivalents	2,481,191	(758,682)
Cash and cash equivalents, beginning of year	10,181,049	9,631,762
Cash and cash equivalents, end of period	$12,662,240	$8,873,080

Supplemental disclosures of cash flow information
Interest paid	$3	$118
Income taxes paid	$170,000	$320,232

The accompanying notes are an integral part of these consolidated financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
November 30, 2011 and 2010
(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2011, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2011. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

As further discussed in note 9 below, we sold the common stock of our 100% owned subsidiary, Words+, Inc. (“Words+”), as a part of discontinued operations, from September 1, 2011 through November 30, 2011.

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

Revenue Recognition
We recognize revenues related to software licenses and software maintenance in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 985-605.  Software product revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, 2) delivery has been made, 3) the amount is fixed, and 4) collectability is probable.  Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.

As a byproduct of ongoing improvements and upgrades for the new programs and new modules of software, some modifications are provided at no additional charge to customers who have already purchased software. Other software modifications result in new, additional-cost modules that expand the functionality of the software. These are licensed separately. We consider the modifications that are provided without charge to be minimal, as they do not significantly change the basic functionality or utility of the software, but rather add convenience, such as being able to plot some additional variable on a graph in addition to the numerous variables that had been available before, or adding some additional calculations to supplement the information provided from running the software. Such software modifications for any single product have typically occurred once or twice per year, sometimes more, sometimes less. Thus, they are infrequent.  The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided.

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

We recognize the revenue from collaboration research and the revenue from grants equally over their terms.  However, we recognize the contract (consulting) study revenue using the percentage-of-completion method, depending upon how the contract studies are engaged, in accordance with FASB ASC 605-35.  To recognize revenue using the percentage-of-completion method, we must determine whether we meet the following criteria:  1) there is a long-term, legally enforceable contract and 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

Cash and Cash Equivalents
For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable
We analyze the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances.  If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made.  Accounts receivable are written off when all collection attempts have failed.  Although we experienced significant collection problems with our former Words+ subsidiary, we have not had customers fail to pay on the pharmaceutical software and services side of the business, which represents our sole line of former subsidiary on November 30, 2011.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for more than 7 years except for our newest MedChem Designer™ program and we do not foresee an end-of-life for any of them at this point).  Amortization of software development costs amounted to $150,200 and $177,674 for the three months ended November 30, 2011 and 2010, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Fair Value of Financial Instruments
Assets and liabilities recorded at fair value in the Condensed Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by the standard are as follows:

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

The following table summarizes fair value measurements by level at November 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$ 12,662,240	$ -	$ -	$ 12,662,240

Total	$ 12,662,240	$ -	$ -	$ 12,662,240

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, accrued bonus to officer, and accrued warranty and service costs, the amounts approximate fair value due to their short maturities.

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

Customer relationships
The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the three months ended November 30, 2011 and 2010 amounted to $998 and $2,493 respectively.  Accumulated amortization as of November 30, 2011 and 2010 was $127,169 and $120,935, respectively.

Earnings per Share
We report earnings per share in accordance with FASB ASC 260-10.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the three months ended November 30, 2011 and 2010 were as follows:

	11/30/2011	11/30/2010
Numerator Net income attributable to common shareholders	$971,021	$567,493
Denominator Weighted-average number of common shares outstanding during the 3 months of FY11 and FY10	15,572,943	15,691,345
Dilutive effect of stock options	556,592	833,797
Common stock and common stock equivalents used for diluted earning per share	16,129,535	16,525,142

Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with FASB ASC 718-10 using the modified prospective method.  Under this method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $80,139 and $45,006 for the three months ended November 30, 2011 and 2010, respectively, and is included in the consolidated statements of operations as Selling, General and Administration (SG&A), and Research and Development expense.  As of November 30, 2011, the unvested options for employees who terminated due to sale of Words+, Inc. are fully vested.  As a result, unamortized portion of such stock-based compensation for those employees was expensed in full at this first fiscal quarter ended as of November 30, 2011.

Concentrations and Uncertainties
International sales accounted for 41% and 34% of net sales for the three months ended November 30, 2011 and 2010, respectively. Four customers accounted for 25%, 10%, 9% (a dealer account in Japan representing various customers), and 8% of net sales during the three months ended November 30, 2011, compared with four customers accounted for 29%, 11%, 10% (a dealer account in Japan representing various customers), and 8% of net sales during the three months ended November 30, 2010.

We operate in the computer software industry, which is highly competitive and changes rapidly.  The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

At November 30, 2011, three customers comprised 21% (a dealer account in Japan representing various customers), 19%, and 8% of its accounts receivable at November 30, 2011, and four customers comprised 25% (a dealer account representing various customers), 23%, 18%, and 10% of accounts receivable at November 30, 2010.

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

In September 2009, the FASB issued ASU 2009-13, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  ASU 2009-13 amends EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying the guidance.  ASU 2009-13 applies to fiscal years beginning after June 15, 2010, with early application permitted.  We adopted this standard in the first quarter of fiscal 2012.  We believe adoption did not have a material effect on the Company’s consolidated financial statements.

Note 3:  PROPERTY AND EQUIPMENT

Property and equipment as of November 30, 2011 consisted of the following:

Equipment	$119,607
Computer equipment	261,359
Furniture and fixtures	48,813
Leasehold improvements	53,898
Sub total	483,677
Less: Accumulated depreciation and amortization	(363,186)
Net Book Value	120,491

Note 4:  COMMITMENTS AND CONTINGENCIES

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

The detail of repurchases made under Phase II is listed in the following table:

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

TRANSACTIONS IN FY 2012

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2011	957,636	$1.40	5.22
Outstanding, November 30, 2011	957,636	$1.40	4.97
Exercisable, November 30, 2011	707,102	$1.29	4.31

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.97 years at November 30, 2011.  The exercise prices for the options outstanding at November 30, 2011 ranged from $0.26 to $3.27, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.26	$1.25	665,636	4.8 years	$1.02	534,836	4.1 years	$1.03
$1.26	$2.25	150,000	4.3 years	$1.66	111,066	4.1 years	$1.65
$2.26	$3.27	142,000	6.6 years	$2.87	61,200	6.2 years	$2.97
		957,636	5.0 years	$1.40	707,102	4.3 years	$1.29

Other Stock Options
As of November 30, 2011, the outside members of the Board of Directors hold options to purchase 79,000 shares of common stock at exercise prices ranging from $0.38 to $6.68, which were granted prior to August 31, 2011.

Transactions in FY12	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2011	79,000	$1.37
Outstanding, November 30, 2011	79,000	$1.37
Exercisable, November 30, 2011	56,200	$1.18

Note 6:  RELATED PARTY TRANSACTIONS

As of November 30, 2011, included in accrued bonus to officer was $44,950 which represents 5% of the Company's FY12 net income before bonuses and taxes, not exceeding $60,000, paid to the Corporate Secretary, Virginia Woltosz, as an annual bonus as part of the terms of the sale of Words+ to Simulations Plus in 1996.  The last fiscal year’s bonus was paid in August 2011.

Note 7:  SEGMENT AND GEOGRAPHIC REPORTING

We allocate revenues to geographic areas based on the locations of our customers.  Geographical revenues for the three months ended November 30, 2011 and 2010 were as follows (in thousands):

	North America	Europe	Asia	South America	Total
November 30, 2011	$1,313	$395	$531	$10	$2,249
November 30, 2010	1,250	470	330	-	2,050

Prior to the sale of Words+ on November 30, 2011, the Company operated in two business segments, which consisted of the pharmaceutical software business and the augmentative communication devise business.  Upon the sale of Words+ on November 30, 2011, the Company ceased operations in the augmentative communication device business.  The results of this segment are presented as discontinued operations in the accompanying financial statements.  The pharmaceutical software segment, which represents the Company’s ongoing business, is presented as continuing operations.

Note 8:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation.  We can also elect to make a profit-sharing contribution.  Our contributions to this Plan amounted to $19,132 and $17,346 for the three months ended November 30, 2011 and 2010, respectively.

Note 9:  DISCONTINUED OPERATIONS

On November 30, 2011, we sold our interest in Words+, Inc. for $1,973,096 in cash.  Words+ operations are now presented as discontinued operations in accordance with accounting rules related to the disposal of long-lived assets.

We recognized a gain of $465,820, net of tax, from this sale, which is included in income from discontinued operations in our condensed statement of operations for the fiscal quarter ended November 30, 2011.  The revenue and expenses of discontinued operations for the first fiscal quarter of 2012 and the fiscal year ended August 31, 2011 are as follows:

(in thousand)	Period from 09/01/11 to 11/30/11	For the fiscal year ended 08/31/11
Net sales	$479	$2,981
Cost of sales	265	1,381
Gross profit	214	1,600
Selling, general and administrative	563	1,466
Research and development	55	64
Total operating expenses	618	1,530
Income (Loss) from discontinued operations	(404)	70
Other income	-	2
Income (Loss) from discontinued operations before income taxes	(404)	72
(Provision for) income taxes	154	-
Results from discontinued operations, net of tax	$(250)	$72

The carrying amount of the assets and liabilities of discontinued operations at August 31, 2011 and just prior to the date of the sale on November 30, 2011 were as follows:

(in thousands)	11/30/11	08/31/11
Cash and cash equivalents	$6	$143
Receivables, net	357	603
Inventory	392	392
Prepaid and other current assets	33	57
Capitalized software development costs, net	212	220
Property and equipment, net	91	120
Total Assets	1,091	1,535

Accounts payable	72	116
Accrued payroll and other expenses	109	219
Accrued warranty and service costs	37	44
Total Liabilities	218	379

Net liabilities of discontinued operations	$873	$1,153

Note 10:  SUBSEQUENT EVENT

From December 1, 2011 to January 13, 2012, an additional 34,952 shares were issued as results of options exercised.

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

General

BUSINESS

Simulations Plus, Inc., incorporated in 1996, develops and produces software for use in pharmaceutical research and for education, as well as provides contract research services to the pharmaceutical industry.  Simulations Plus also took over responsibility for producing a personal productivity software program called Abbreviate! originally spun out of products for the disabled by its former subsidiary, Words+ for the retail market. Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities. The Words+ subsidiary was sold effective November 30, 2011, and has been treated as “discontinued operations” in the financial statements.  During the first quarter ended November 30, 2011, Words+ continued to refine its products for the disabled and the former subsidiary is now a wholly owned subsidiary of the Prentke Romich Company of Wooster, Ohio. This discussion will therefore focus on the ongoing operations for pharmaceutical software and services and the Abbreviate! utility software.

We currently offer five software products for pharmaceutical research: ADMET Predictor™, MedChem Designer™, MedChem Studio™ (formerly known as ClassPharmer™), DDDPlus™, and GastroPlus™.

ADMET Predictor™
ADMET Predictor is a computer program that takes molecular structures as inputs and predicts over 130 different properties for them at the rate of about 200,000 compounds per hour on a fast personal computer. This capability means that a chemist can screen a very large number of molecules in a very short time using ADMET Predictor. The current state-of-the-art of this type of software allows identifying molecules that are sure to fail as potential drug candidates without the need to synthesize and test them. Millions of “virtual” compounds can now be created and screened in a day, compared to months of work to synthesize and test a few hundred actual compounds. The ability to quickly eliminate obviously poor compounds in this manner enables chemists to investigate a much larger “chemical space” in their search for new medicines.

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year, resulting in large databases of experimental data. Using this proprietary data to build predictive models provides a second return on their investment; however, model building has traditionally been a tedious activity performed by specialists. The ADMET Modeler program that is integrated into ADMET Predictor enables scientists without model-building experience to use their own experimental data to quickly create high-quality, proprietary predictive models using the same powerful modeling methods we use to build our top-ranked property predictions.

We have been developing Version 6.0 of ADMET Predictor for a number of months, and expect to release it during February 2012. This new version incorporates a powerful and exciting new feature that enables users to generate likely metabolites for any molecule using an embedded version of our MedChem Designer™ program. It also increases the number of predictive models for metabolism and toxicity, and refines many of our earlier predictions, which had already been top-rated in almost every published independent comparison study. In addition, the graphical user interface has been revised and enhanced to make it easier for scientists to find, use, and export the powerful information provided by the program.

MedChem Designer™
MedChem Designer was launched in February 2011. It was at first a molecule drawing program, or “sketcher”, but it has been enhanced to do much more than other molecule drawing programs because of its tight integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio. Most existing molecule drawing programs are also free, so in order to convince chemists to try MedChem Designer, it must also be provided for free. The free version includes a small set of best-in-class ADMET Predictor property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly.

When coupled with a license for ADMET Predictor, MedChem Designer becomes a very powerful de novo design tool for medicinal chemists. With it, they can draw one or more molecular structures, then click on the ADMET Predictor icon and have over 130 properties for each structure calculated in seconds, including our unique ADMET Risk™ index. ADMET Risk provides a single number that tells the chemist how many predicted threshold values were crossed (or violated) by each structure. Thus, in a single number, the chemist can instantly compare how different structural changes affect a large number of predicted properties. As chemists attempt to modify structures to improve one property, they often cause others to become unacceptable. Without ADMET Risk, the chemist has to examine a large number of properties for each new molecule to see if any became unacceptable as a result of changing the structure. Thus, ADMET Risk lets them “see” in many dimensions at once. We believe this provides a novel and unequaled capability for new molecule design. In addition to affecting the therapeutic target, there are many properties that are required for a molecule to become a drug, and ADMET Predictor can predict a large number of such properties if the user has a license for it.

During the first quarter, we extended MedChem Designer’s capabilities to include the ability to show the most likely metabolites that would be produced from a parent molecule. This capability requires licenses for the ADMET Predictor Enslein Metabolism Module and the Metabolite Module. With this capability, the chemist can not only see predicted likely metabolites, but can also use ADMET Predictor to assess whether any of the predicted metabolites would be likely to result in unacceptable adverse effects. It is often the case that a molecule that could have been a good medicine is metabolized into a toxic metabolite that renders the parent molecule dangerous or useless. This ability to predict metabolites and their properties can again reduce the number of molecules that are taken forward into development only to fail at a later stage after considerable time and money have been expended to investigate the molecule and its metabolites. We expect to release MedChem Designer Version 2.0 in February, 2012, with this and other expanded capabilities.

MedChem Studio™
MedChem Studio updates have resulted in an ever-more-powerful tool for medicinal and computational chemists for both data mining and for designing new drug-like molecules. MedChem Studio evolved from our acquisition of ClassPharmer™ and ChemTK™ in 2005, which were originally designed to examine the results from high throughput screening experiments of many hundreds to many hundreds of thousands of molecules against a therapeutic target.

For new molecule design, MedChem Designer can be used to refine a small number of molecules; however, going from a very large number of molecules and getting down to a few promising candidate leads is the job of MedChem Studio (with ADMET Predictor).  MedChem Studio has features that enable it to generate very large numbers of molecules using a variety of de novo design methods. Coupled with ADMET Predictor, we believe the two programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high throughput screening experiments to find the most promising classes and molecules that are active against a particular target. In addition, MedChem Studio with ADMET Predictor can take an interesting (but not acceptable) molecule and very quickly generate many thousands of high quality analogs (i.e., similar new molecules) using a variety of design algorithms to generate new molecules that are predicted to be both active against the target as well as acceptable in a variety of ADMET properties. MedChem Designer (see above) is also a part of MedChem Studio, so the user can click on the MedChem Designer icon and bring up the drawing window to investigate how further modifications to the structures of molecules generated by MedChem Studio can improve their properties.

Continued enhancement of MedChem Studio has taken place during the first quarter, and the next release is scheduled for February 2012, along with new releases of MedChem Designer and ADMET Predictor.

NCE Project

We believe that the suite of MedChem Studio/MedChem Designer/ADMET Predictor is so powerful that we have initiated our own program of designing and making new molecules (NCEs, or new chemical entities). We have selected as a target the malaria parasite, both because there is a tremendous unmet need for a very low-cost cure, and because external funding opportunities exist if we are successful in generating high-quality lead compounds using our software. As of the end of the first quarter we had completed the design process and we now have molecules of our own design being synthesized by an outside company. Once our contractor has completed the synthesis, we will contract with a laboratory that can test the compounds for activity against the malaria parasite, and if successful, those that show good activity will be sent for additional experiments to measure a few key ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) properties to compare the values vs our ADMET Predictor predictions.

Our goal for this project is not to cure malaria – that would be too much to expect for such a quick project. Rather, our goal is to demonstrate that using our software tools, high-quality lead candidates cen be generated in a fraction of the time and cost usually required to reach that stage of drug development. We expect to pursue additional therapeutic targets in the coming months.

DDDPlus
DDDPlus simulates in vitro laboratory experiments used to measure the rate of dissolution of the drug and sometimes the additives (excipients) contained in tablets and capsules under a variety of experimental conditions. This one-of-a-kind software program is used by formulation scientists in industry and the U.S. Food and Drug Administration (FDA) to (1) understand the physical mechanisms affecting dissolution rate for various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, and (3) to design in vitro dissolution experiments to better mimic in vivo conditions.

Development during the first quarter was very limited because of priorities on other programs.

GastroPlus
Our flagship product and largest source of revenues is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently in use at numerous pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health, and other government agencies in the U.S. and other countries.

In addition to every major pharmaceutical company, licenses include government agencies in the U.S and abroad, a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, we believe they can also save considerable time and money through simulation. We believe this part of the industry, which we believe includes a few thousand companies, represents major continued growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus continues to grow steadily, adding to the base of annual license renewals each year. Recent consolidations by larger companies have not adversely affected our sales to date. In fact, because of the increased need for improving productivity, those companies have often adopted in silico tools at ever-greater levels, with the result that large company licenses have often increased at renewal time even in the face of such consolidation.

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

First quarter efforts on GastroPlus have been focused on the release of Version 8.0, scheduled for February 2012. This new version will
(1)	extend the predictive capabilities for ocular and nasal/pulmonary dosing,
(2)
adding a paracellular permeability capability that distinguishes between how drug molecules permeate the intestinal membrane by moving between the epithelial cells from the diffusion through the cells,

(3)	enhancing the PDPlus™ pharmacodynamic module to incorporate a tumor compartment model and to better deal with multiple metabolites,
(4)	provide enhanced graphical outputs and reporting capabilities requested by customers.

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

During the first quarter we continued our work on our 5-year collaboration agreement with the Center for Food Safety and Applied Nutrition (CFSAN) of the U.S. Food and Drug Administration (FDA) using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. We’ve analyzed FDA databases and worked with FDA scientists to ensure that the FDA data to be used for building new predictive models is as correct as we can reasonable make it. We’ve begun building a series of models to classify new compounds as carcinogenic (cancer-causing) in rats and/or mice from large FDA datasets. Included in this effort was a special modification to ADMET Predictor to allow the user to set a minimum value for specificity or sensitivity when building a model. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that said all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one almost always results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

STRATEGY

Our business strategy is to do the things we need to do to promote growth both organically (by expanding our current products and services through in-house efforts) and by acquisition. We believe that the fundamental science and technology that underlies our business units are the keys to improving our existing products and to expanding the product line with new products that meet our various customers’ needs. The search for suitable acquisitions continues to be a high priority. During the first quarter, we concluded our attempted acquisition of the assets of Entelos in Bankruptcy Court.  Unfortunately, we were not successful in this acquisition. Although early indications were that this acquisition could be accomplished for somewhere in the range of two million dollars, when we attended the final auction at the court in Delaware, we learned that the first secured creditor was prepared to bid up to over ten million dollars (since no cash was required on their part to do so). We were not willing to use virtually all of our cash for this acquisition.

We evaluated software from another potential acquisition during the first quarter, but the quality of the predictions and ease-of-use were far short of the quality we provide, and the investment in time and money that would be required to bring it up to Simulations Plus standards would have resulted in a major adverse impact on our operations and financial performance. With our constantly growing cash reserves, we continue to seek suitable acquisitions, as well as to consider other uses of cash, including another share repurchase program and/or ongoing cash dividends at a level that would be less than current free cash flow, so that cash would continue to grow. No assurances can be provided that either a share repurchase program or a dividend of any kind will be instituted.

Discontinued Operations

On November 30, 2011 we sold our entire interest in our 100% owned subsidiary, Words+, an augmentative and alternative communication device manufacturer for aggregate gross proceeds of $1.97 million.  We recognized a gain of approximately $465,820 from the sale of Words+, which is included in discontinued operations in our statement of operations for the fiscal quarter ended November 30, 2011.  The difference between the sales price and the net gain is a result of adjustments to net working capital from August 31, 2011 until the closing on November 30, 2011, legal fees, auditing fees, tax specialist’s fees, and severance compensation for terminated employees.

Results of Operations

Comparison of Three Months Ended November 30, 2011 and 2010.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	11/30/11		11/30/10
Net sales	$2,248	100%	$2,050	100%
Cost of sales	352	15.7	353	17.2
Gross profit	1,896	84.3	1,697	82.8
Selling, general and administrative	700	31.1	686	33.5
Research and development	252	11.2	201	9.8
Total operating expenses	952	42.4	887	43.3
Income from continuing operations	944	42.0	810	39.5
Other income	120	5.3	24	1.2
Income from continuing operations before taxes	1,064	47.3	834	40.7
(Provision for) income taxes	(309)	(13.7)	(257)	(12.5)
Income from continuing operations	755	33.6	577	28.1
Loss from discontinued operations, net	(250)	(11.1)	(9)	(0.4)
Gain on disposal of discontinued operations, net	466	20.7	-	-
Results of discontinued operations	216	9.6	(9)	(0.4)
Net income	$971	43.2%	$568	27.7%

Net Sales
Net sales increased $198,000, or 9.6%, to $2,248,000 in the first fiscal quarter of Fiscal Year 2012 (“1QFY12”) from $2,050,000 in the first fiscal quarter of Fiscal Year 2011 (“1QFY11)”.  We attribute the increase in revenues due to an approximately $261,000 increase in software licenses from new customers as well as orders for additional licenses from existing customers.  In 1QFY11, we had grant revenue of approximately $67,000 while no such revenue was received in 1QFY12; however the decrease in grant revenue did not affect the total revenue because the increase in revenue from software licenses outweighed the decreases in revenue from grants.

Cost of Sales
Cost of sales was almost the same with a decrease of $1,000, or 0.4%, to $352,000 in 1QFY12 from $353,000 in 1QFY11, however, as a percentage of revenue, it decreased from 17.2% in 1QFY11 to 15.7%.  A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost decreased approximately $20,000, or 12%, in 1QFY12 compared with 1QFY11.  Royalty expense, another significant portion of cost of sales, increased approximately $16,000, or 14%, in 1QFY12 compared with 1QFY11.  We pay a royalty on the core GastroPlus software licenses but not on its optional modules.  We also pay royalties on the Enslein Metabolism Module in our ADMET Predictor software to Enslein Research, Inc. and on the Metabolite module in our ADMET Predictor software to Accelrys (formerly to Symyx, which was acquired by Accelrys).  The cost of sales for contract studies, tech support, and training which consists mainly of salaries for scientists, increased approximately $3,000 due to increases in salaries for existing employees.

Gross Profit
Gross profit increased $199,000, or 11.7%, to $1,896,000 in 1QFY12 from $1,697,000 in 1QFY11.  We attribute this increase to the increased revenue while maintaining cost of sales at a similar level.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative (SG&A) expenses increased $14,000, or 2.0%, to $700,000 in 1QFY12 from $686,000 in 1QFY11, however, as a percent of sales, SG&A decreased to 31.1% from 33.5% in 1QFY11.  The major increases in SG&A expense were legal fees of approximately $54,000 which were incurred related to our attempt to acquire certain assets of Entelos in bankruptcy court.  The remaining increase of $2,000 was due to increases in marketing and sales expenses for trade shows, and advertising, R&D personnel spending more hours in sales activities, rent increase, and insurance and payroll taxes, which outweighed decreases in investor relations and equipment rental.

Research and Development
We incurred approximately $454,000 of research and development costs during 1QFY12.  Of this amount, $202,000 was capitalized and $252,000 was expensed.  In 1QFY11, we incurred $395,000 of research and development costs, of which $187,000 was capitalized and $208,000 was expensed.  The increase of $59,000, or 15%, in total research and development expenditures from 1QFY11 to 1QFY12 was due to the expansion of staff and increases in salaries for existing employees.

Other income (expense)
Net other income in 1QFY12 increased by $96,000, or 400%, to $120,000 in 1QFY12 from $24,000 in 1QFY11.  This is due to the fact that we invoiced in US dollar currency rather than Japanese yen in 1QFY11 in accordance with our Japanese distributor’s request, resulting in no gain on currency exchange in 1QFY11.

Provision for Income Taxes
The provision for income taxes increased by $52,000 or 20.0%, to $309,000 in 1QFY12 from $257,000 in 1QFY11 due to increased net income.  Our tax rate decreased to 29% in 1QFY12 from 31% in 1QFY11.

Income from Continuing Operations
Net income from continuing operations increased by $178,000, or 30.9%, to $755,000 in 1QFY12 from $577,000 in 1QFY11.  We attribute this increase to an increase in gross profit which outweighed an increase in expenses which included approximately $54,000 one-time charges for expenses incurred on our attempt to purchase of Entelos.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks.  Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas.  The exception is that we have been compensated in Japanese yen by some Japanese customers and in Euros by one European customer; however during 1QFY11, our business transactions were all in U.S. dollars by customers’ requests.  As a result, we experienced no gain in 1QFY11 while we had a gain in 1QFY12.  In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction.  To date, exchange rate exposure has not resulted in a material impact.

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

Part II.  Other Information

Item 1.	Legal Proceedings

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings of any kind.

Item 2.	Changes in Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

EXHIBIT
NUMBER                                           DESCRIPTION
3.1	Articles of Incorporation of Simulations Plus, Inc. (7)
3.2	Amended and Restated Bylaws of Simulations Plus, Inc. (7)
4.1	Articles of Incorporation of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.1 hereof) and Bylaws of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.2 hereof)
4.2	Form of Common Stock Certificate (1)
4.3	Share Exchange Agreement (1)
10.1	Simulations Plus, Inc. 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1) (†)
10.24	Exclusive Software License Agreement by and between Simulations Plus, Inc. and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.34	OEM/Remarketing Agreement between Words+, Inc. and Eloquent Technology, Inc. (6)
10.41	Technology Transfer Agreement between Sam Communications, LLC. (6)
10.43	Lease Agreement by and between Simulations Plus, Inc. and Venture Freeway, LLC. (3)
10.46	Simulations Plus, Inc. 2007 Stock Option Plan (the “2007 Option Plan”) (5) (†)
10.47	Lease extension agreement by and between Simulations Plus, Inc. and Crest Development (7)
10.48	Employment Agreement by and between the Company and Walter S. Woltosz (8) (†)
10.49	Bill of Sale by and between Simulations Plus, Inc. and Entelos, Inc. dated September 19, 2011 (9)
10.50	Stock Purchase Agreement by and among Simulations Plus, Inc., Words+, Inc., and Prentke Romich Company dated November 15, 2011 (10)
31.1	Rule 13a-14(a)/15d-14(a) – Certification of Chief Executive Officer (CEO). (11)
31.2	Rule 13a-14(a)/15d-14(a) – Certification of Chief Financial Officer (CFO). (11)
32	Section 1350 – Certification of CEO and CFO. (11)
101.INS	XBRL Instance Document (11)
101.SCH	XBRL Schema Document (11)
101.CAL	XBRL Calculation Linkbase Document (11)
101.DEF	XBRL Definition Linkbase Document (11)
101.LAB	XBRL Label Linkbase Document (11)
101.PRE	XBRL Presentation Linkbase Document (11)

__________________
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB filed December 15, 1997 (Commission file No. 333-05400-LA).
(3)	Incorporated by reference to the Company’s Form 10-KSB filed December 15, 1997 (Commission file No. 333-05400-LA).
(4)	Incorporated by reference to the Company’s Form 10-K filed November 30, 2010 (Commission file No. 001-32046).
(5)	Incorporated by reference to the Company’s Form 10-Q filed January 13, 2010 (Commission No. 001-32046)
(6)	Incorporated by reference to the Company’s Form 10-K/A filed on March 1, 2010 (Commission file No. 001-32046).
(7)	Incorporated by reference to the Company’s Form 10-K filed November 29, 2010 (Commission No. 001-32046)
(8)	Incorporated by reference to the Company’s Form 10-K filed November 29, 2011 (Commission No. 001-32046)
(9)	Incorporated by reference to the Company’s Form 8-K filed September 22, 2011 (Commission No. 001-32046)
(10)	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011 (Commission No. 001-32046)
(11)	Filed herewith

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 17, 2012.

Simulations Plus, Inc.

Date: January 17, 2012	By:	/s/ MOMOKO BERAN
Momoko Beran
Chief Financial Officer