Form 10-Q
period 2012-02-29
SIMULATIONS PLUS INC
filed 2012-04-10
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended February 29, 2012

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number:  001-32046

Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California (State or other jurisdiction of Incorporation or Organization)	95-4595609 (I.R.S. Employer identification No.)

42505 10th Street West
Lancaster, CA  93534-7059
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 09, 2012 was 15,915,594 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.
FORM 10-Q Quarterly Report
For the Quarterly Period Ended February 29, 2012

Table of Contents

PART I.  FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC. CONDENSED BALANCE SHEETS
at February 29, 2012 (Unaudited) and August 31, 2011 (Audited)

	February 29, 2012	August 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$13,240,930	$10,181,049
Income tax refund receivable	259,434	259,434
Accounts receivable, net of allowance for doubtful accounts of $0	2,175,756	1,170,861
Contracts receivable	130,827	185,816
Prepaid expenses and other current assets	140,433	123,954
Deferred income taxes	211,393	302,076
Current assets of discontinued operations	-	1,051,637
Total current assets	16,158,773	13,274,827
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $4,720,005 and $4,416,669	2,372,145	2,188,982
Property and equipment, net (note 3)	113,090	43,010
Intellectual property, net (note 4)	75,000	-
Customer relationships, net of accumulated amortization of $127,793 and $126,172	249	1,870
Other assets	18,445	18,445
Non-current assets of discontinued operations	-	340,204
Total assets	$18,737,702	$15,867,338

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$387,848	$176,136
Dividends payable	790,692	-
Accrued payroll and other expenses	294,071	276,327
Accrued bonuses to officer	60,000	-
Accrued income taxes	859,834	168,897
Deferred revenue	180,932	141,191
Current liabilities of discontinued operations	-	378,567
Total current liabilities	2,573,377	1,141,118

Long-term liabilities
Deferred income taxes	738,974	656,047
Non-current liabilities of discontinued operations	-	33,558
Total liabilities	3,312,351	1,830,723

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized 15,875,594 and 15,572,943 shares issued and outstanding	4,347	4,044
Additional paid-in capital	4,537,177	4,167,650
Retained earnings	10,883,827	9,864,921

Total shareholders' equity	15,425,351	14,036,615

Total liabilities and shareholders' equity	$18,737,702	$15,867,338

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED  STATEMENTS OF OPERATIONS
For the Three and Six months ended February 29 and 28,
(Unaudited)

	Three months ended		Six months ended
	2012	2011	2012	2011

Net sales	$2,789,226	$2,621,686	$5,037,182	$4,672,120
Cost of sales	396,566	412,778	748,936	766,434
Gross profit	2,392,660	2,208,908	4,288,246	3,905,686
Operating expenses
Selling, general, and administrative	956,325	665,641	1,656,438	1,351,692
Research and development	264,581	233,894	516,516	434,648
Total operating expenses	1,220,906	899,535	2,172,954	1,786,340

Income from operations	1,171,754	1,309,373	2,115,292	2,119,346

Other income (expense)
Interest income	25,083	20,317	46,956	44,321
Interest expense	-	-	(3)	(43)
Miscellanous income	22,656	-	22,656	-
Gain on currency exchange	40,502	8,341	138,888	8,341
Gain (loss) from sale of assets	(433)	240	(433)	240
Total other income (expense)	87,808	28,898	208,064	52,859
Income from continuing operations before provision for income taxes	1,259,562	1,338,271	2,323,356	2,172,205
Provision for income taxes	(420,985)	(467,324)	(729,680)	(728,340)
Income from continuing operations	838,577	870,947	1,593,676	1,443,865

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	-	36,533	(249,898)	31,108
Gain on sale of Words+, net of tax	-	-	465,820	-
Results of discontinued operations	-	36,533	215,922	31,108

Net Income	$838,577	$907,480	$1,809,598	$1,474,973

Basic earnings per share:
Continuing operations	$0.05	$0.06	$0.10	$0.09
Discontinued operations	-	-	0.01	-
Net basic earning per share	$0.05	$0.06	$0.11	$0.09
Diluted earnings per share
Continuing operations	$0.05	$0.05	$0.10	$0.09
Discontinued operations	-	-	0.01	-
Net basic earning per share	$0.05	$0.05	$0.11	$0.09

Weighted-average common shares outstanding
Basic	15,635,898	15,472,504	15,604,420	15,581,301
Diluted	15,995,226	16,217,573	15,957,657	16,322,845

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC. AND SUBSIDIARY
CONDENSED  STATEMENTS OF CASH FLOWS
For the six months ended February 29,
(Unaudited)

	2012	2011
Cash flows from operating activities
Net income	$1,809,598	$1,474,973
Adjustments to reconcile net income to net cash provided by operating activities
(Income)/Loss from Discontinued Operations	(215,922)	(31,108)
Depreciation and amortization of property and equipment	19,637	11,210
Amortization of customer relationships	1,622	4,613
Amortization of capitalized computer software development costs	303,336	336,586
Excess tax benefits from share-based arrangement	-	(24,081)
Stock-based compensation	59,405	80,408
(Gain)/Loss from sale of assets	433	(240)
Deferred income taxes	140,053	315,295
(Increase) decrease in
Accounts receivable and Contracts receivable	(949,906)	(962,085)
Income tax refundable	-	(33,924)
Inventory	-	6
Prepaid expenses and other assets	(16,479)	(61,381)
Increase (decrease) in
Accounts payable	211,711	105,532
Accrued payroll and other expenses	9,957	(5,421)
Accrued Bonus	60,000	-
Accrued income taxes	690,937	126,737
Deferred revenue	39,741	(12,468)
Net cash provided by operating activities of continuing operations	2,164,123	1,324,652
Net cash provided by (used in) operating activities of discontinued operations	(688,862)	228,721
Net cash provided by operating activities	1,475,261	1,553,373

Cash flows from investing activities
Proceeds from sale of Words+, Inc.	1,973,096	-
Proceeds from sale of assets	200	240
Purchases of property and equipment	(90,350)	(2,635)
Purchase of royalty	(75,000)	-
Capitalized computer software development costs	(486,499)	(401,104)
Net cash provided by (used in) investing activities of continuing operations	1,321,447	(403,499)
Net cash provided by (used in) investing activities of discontinued operations	6,532	(76,298)
Net cash provided by (used in) investing activities	1,327,979	(479,797)

Cash flows from financing activities
Repurchase of common stock	-	(2,048,172)
Excess tax benefits from share-based arrangement	-	24,081
Proceeds from the exercise of stock options	256,641	77,640
Net cash provided by (used in) financing activities of continuing operations	256,641	(1,946,451)

Net increase (decrease) in cash and cash equivalents from continuing operations	3,742,211	(1,025,298)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(682,330)	152,423
Net increase (decrease) in cash and cash equivalents	3,059,881	(872,875)
Cash and cash equivalents, beginning of year	10,181,049	9,631,762
Cash and cash equivalents, end of period	$13,240,930	$8,758,887

Supplemental disclosures of cash flow information
Interest paid	$3	$43
Income taxes paid	$170,000	$320,232

The accompanying notes are an integral part of these consolidated financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  GENERAL

This report on Form 10-Q for the quarter ended February 29, 2012, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2011. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

As further discussed in note 9 below, on November 30, 2011 we sold all interest and common stock of our former wholly owned subsidiary, Words+, Inc. (“Words+”), which is now treated as discontinued operations, but was operated during the first quarter of this fiscal year from September 1, 2011 through November 30, 2011.

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

We recognize the revenue from collaboration research and the revenue from grants equally over their terms.  However, we recognize contract (consulting) study revenue using the percentage-of-completion method, depending upon how the contract studies are engaged, in accordance with FASB ASC 605-35.  To recognize revenue using the percentage-of-completion method, we must determine whether we meet the following criteria:  1) there is a long-term, legally enforceable contract and 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

Cash and Cash Equivalents
For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable
We analyze the age of customer balances, historical bad debt experience, customer creditworthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances.  If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made.  Accounts receivable are written off when all collection attempts have failed.  Although we experienced significant collection problems with our former Words+ subsidiary, we have not had customers fail to pay on the pharmaceutical software and services side of the business, which now represents our entire business after the sale of our former subsidiary on November 30, 2011.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for more than 7 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point).  Amortization of software development costs amounted to $303,336 and $336,586 for the six months ended February 29, 2012 and February 28, 2011, respectively.  We expect future amortization expense to vary due to increases in capitalized computer software development costs as we expand staff and develop new and enhanced software products.

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

The following table summarizes fair value measurements by level at February 29, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$ 13,240,930	$ -	$ -	$ 13,240,930

Total	$ 13,240,930	$ -	$ -	$ 13,240,930

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

We are currently being audited by the California Franchise Tax Board for the fiscal years ended August 31, 2007 and 2008.  In March 2012, We also received a notice from Internal Revenue Services that our fiscal year ended August 31, 2008 is subject to their examination.  The outcome of this audit may result in a change to the tax liability for those tax years.

Customer relationships
We purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005.  Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method.  Amortization expense for the six months ended February 29, 2012 and February 28, 2011 amounted to $1,622 and $4,613, respectively.  Accumulated amortization as of February 29, 2012 and February 28, 2011 was $127,793 and $123,055, respectively.

Earnings per Share
We report earnings per share in accordance with FASB ASC 260-10.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The components of basic and diluted earnings per share for the six months ended February 29, 2012 and February 28, 2011 were as follows:

	02/29/2012	02/28/2011
Numerator
Net income attributable to common shareholders	$1,809,598	$1,474,973
Denominator
Weighted-average number of common shares outstanding during the year	15,604,420	15,581,301
Dilutive effect of stock options	353,238	741,544
Common stock and common stock equivalents used for diluted earning per share	15,957,658	16,322,845

Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with FASB ASC 718-10 using the modified prospective method.  Under this method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period.  Stock-based compensation was $59,405 and $80,408 for the six months ended February 29, 2012 and February 28, 2011, respectively, and is included in the consolidated statements of operations as Selling, General and Administration (SG&A), and Research and Development expense.  As of November 30, 2011, the unvested options for employees who terminated due to sale of Words+, Inc. are fully vested.  As a result, the unamortized portion of such stock-based compensation for those employees was expensed in full in the first fiscal quarter ended November 30, 2011 and is presented as a part of discontinued operations.

Concentrations and Uncertainties
International sales accounted for 50% and 34% of net sales for the six months ended February 29, 2012 and February 28, 2011, respectively.  Three customers accounted for 11%, 8% (a dealer account in Japan representing various customers) and 6% of net sales during the six months ended February 29, 2012, compared with three customers accounting for 15%, 8% and 7% of net sales during the six months ended February 28, 2011.

We operate in the computer software industry, which is highly competitive and changes rapidly.  Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

At February 29, 2012, two customers comprised 14% and 13% (a dealer account in Japan representing various customers) of its accounts receivable at February 29, 2012, and three customers comprised 14%, 12% (a dealer account representing various customers), and 10% of accounts receivable at February 28, 2011.

Recently Issued or Newly Adopted Accounting Standards
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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for us beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our financial statements or disclosures.

Note 3:  PROPERTY AND EQUIPMENT

Property and equipment as of February 29, 2012 consisted of the following:

Equipment	$121,290
Computer equipment	257,849
Furniture and fixtures	48,813
Leasehold improvements	53,898
Sub total	481,850
Less: Accumulated depreciation and amortization	(368,760)
Net Book Value	113,090

Note 4:  COMMITMENTS AND CONTINGENCIES

Sublease with Words+, Inc., a wholly owned subsidiary of Prentke Romich Company

After the sale of Words+, we entered into a sublease agreement under which Words+ pays 20 percent of the monthly rent we pay to our landlord, plus 20% of facility-related operating expenses.  The term of this sublease is from month to month commencing on January 1, 2012.

Employment Agreement
On July 22, 2011, the Company entered into an employment agreement with its President/Chief Executive Officer that expires in August 2013.  The employment agreement provides for an annual base salary of $300,000 per year, and a performance bonus in an amount not to exceed 10% of the Employee’s salary, or $30,000 per year, at the end of each fiscal year.  The specific amount of the bonus to be awarded will be determined by the Compensation Committee of the Board of Directors, based on the financial performance and achievements of the Company for the previous fiscal year.  The agreement also provides Employee stock options, exercisable for five years, to purchase fifty (50) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 120,000 options over the term of the agreement.  The Company may terminate the agreement upon 30 days' written notice if termination is without cause.  The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

For fiscal year 2011, the Compensation Committee awarded a $27,500 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was paid in December 2011, which was 100% of the previous year’s contract bonus amount.

Litigation
We are not a party to any litigation at this time and we are not aware of any pending litigation of any kind.

Note 5:  SHAREHOLDERS’ EQUITY

Declaration of cash dividend
On February 13, the board of directors declared a distribution of ongoing quarterly cash dividend of $0.05 per share to its shareholders. The first dividend payment was distributed on Thursday, March 1, 2012, for shareholders of record as of Tuesday, February 21, 2012.  The total dividend payable as of February 29, 2012 was $790,692.

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

TRANSACTIONS IN FY 2012

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2011	957,636	$1.40	5.22
Granted	100,000	$3.25
Exercised	(298,336)	$1.18
Expired	(5,500)	$2.84

Outstanding, February 29, 2012	753,800	$1.72	5.07
Exercisable, February 29, 2012	483,500	$1.43	4.43

The weighted-average remaining contractual life of options outstanding issued under the Plan was 5.07 years at February 29, 2012.  The exercise prices for the options outstanding at February 29, 2012 ranged from $1.00 to $3.27, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	432,300	5.3 years	$1.07	324,300	4.6 years	$1.10
$1.51	$2.00	100,000	2.8 years	$1.62	100,000	2.8 years	$1.62
$2.01	$2.50	50,000	8.1 years	$2.49	10,000	8.1 years	$2.49
$3.01	$3.27	171,500	5.0 years	$3.18	49,200	5.5 years	$3.06
		753,800	5.1 years	$1.72	483,500	4.4 years	$1.43

Other Stock Options
As of February 29, 2012, the outside members of the Board of Directors hold options to purchase 79,000 shares of common stock at exercise prices ranging from $0.38 to $6.68, which were granted prior to August 31, 2011.

Transactions in FY12	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2011	79,000	$1.37
Exercised	(40,800)	$0.84

Outstanding, February 29, 2012	38,200	$1.93
Exercisable, February 29, 2012	15,400	$2.06

Note 6:  RELATED PARTY TRANSACTIONS

As of February 29, 2012, included in bonus expenses to officers was $87,500, of which $60,000 was accrued bonus representing 5% of the Company's FY12 net income before bonuses and taxes, not exceeding $60,000, paid to the Corporate Secretary, Virginia Woltosz, as an annual bonus as part of the terms of the sale of Words+ to Simulations Plus in 1996.  The other $27,500, paid in December 2011, was a performance bonus to Walter Woltosz, our President/Chief Executive Officer.

Note 7:  SEGMENT AND GEOGRAPHIC REPORTING

We allocate revenues to geographic areas based on the locations of our customers.  Geographical revenues for the six months ended February 29, 2012 and February 28, 2011were as follows (in thousands):

	North America	Europe	Asia	South America	Total
February 29, 2012	$2,515	$1,626	$886	$10	$5,037
February 28, 2011	2,477	1,571	610	14	4,672

Prior to the sale of Words+ on November 30, 2011, the Company operated in two business segments, which consisted of the pharmaceutical software and consulting services business and the augmentative communication device business.  Upon the sale of Words+ on November 30, 2011, the Company ceased operations in the augmentative communication device business.  The results of this segment are presented as discontinued operations in the accompanying financial statements.  The pharmaceutical software segment, which represents the Company’s ongoing business, is presented as continuing operations.

Note 8:  EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation.  We can also elect to make a profit-sharing contribution.  Our contributions to this Plan amounted to $45,416 and $40,473 for the six months ended February 29, 2012 and February 28, 2011, respectively.

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

Note 10:  SUBSEQUENT EVENT

From March 1, 2012 to April 9, 2012, an additional 44,320 shares were issued as results of options being exercised.

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

General

BUSINESS

Simulations Plus, Inc., incorporated in 1996, develops and produces software for use in pharmaceutical research and for education, as well as provides consulting and contract research services to the pharmaceutical industry.  Simulations Plus also took over responsibility for producing a personal productivity software program called Abbreviate! originally spun out of products for the disabled by its former subsidiary, Words+ for the retail market. Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities. The Words+ subsidiary was sold effective November 30, 2011, and is treated as “discontinued operations” in the financial statements.  During the first quarter ended November 30, 2011, Words+ continued to refine its products for the disabled. The former subsidiary is now a wholly owned subsidiary of the Prentke Romich Company of Wooster, Ohio. This discussion will therefore focus on the ongoing operations for pharmaceutical software and services and the Abbreviate! utility software.

We currently offer five software products for pharmaceutical research: ADMET Predictor™, MedChem Designer™, MedChem Studio™ (formerly known as ClassPharmer™), DDDPlus™, and GastroPlus™.

ADMET Predictor™
ADMET Predictor is a computer program that takes molecular structures as inputs and predicts over 130 different properties for them at the rate of about 200,000 compounds per hour on a fast personal computer. This capability means that a pharmaceutical scientist can screen a very large number of molecules in a very short time using ADMET Predictor. The current state-of-the-art of this type of software allows identifying molecules that are sure to fail as potential drug candidates without the need to synthesize and test them. Millions of “virtual” compounds can now be created and screened in a day, compared to potentially months of work to synthesize and test a few hundred actual compounds. The ability to quickly eliminate obviously poor compounds in this manner enables chemists to investigate a much larger “chemical space” in their search for new medicines.

Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year, resulting in large databases of experimental data. Using this proprietary data to build predictive models can provide a second return on their investment; however, model building has traditionally been a tedious activity performed by specialists. The ADMET Modeler program that is integrated into ADMET Predictor enables scientists without model-building experience to use their own experimental data to quickly create high-quality, proprietary predictive models using the same powerful modeling methods we use to build our top-ranked property predictions.

We have been developing Version 6.0 of ADMET Predictor for a number of months, and expect to release it during our fiscal 3rd quarter of 2012. This new version incorporates a powerful and exciting new feature that enables users to generate likely metabolites for any molecule using an embedded version of our MedChem Designer™ program. It also increases the number of predictive models for metabolism and toxicity, and refines many of our earlier predictions, which had already been top-rated in almost every published independent comparison study. In addition, the graphical user interface has been revised and enhanced to make it easier for scientists to find, use, and export the powerful information provided by the program. In a subsequent event to this reporting period, we announced the buyout of a royalty agreement with Enslein Research under which royalties were paid from revenues on each license for the Enslein Metabolism Module. This buyout gives us ownership of the intellectual property and allows us to merge the former Enslein Metabolism Module and our Metabolite Module into a single module. We believe this will make it easier for customers to realize the value in the combined capabilities of the two separate functions. We are also progressing with curating literature for a much larger data set for certain enzymes known as cytochrome P450 to further enhance the predictive capabilities of ADMET Predictor for metabolism.

We have been finalizing Version 6.0 of ADMET Predictor during the second quarter and expect to release it early in the third quarter. Because of the tighter integration in the upcoming releases of ADMET Predictor, MedChem Studio, MedChem Designer, and GastroPlus, ensuring that all required functionalities are provided seamlessly in all possible computer environments (server, standalone, various languages, and various version of the Windows operating system), extensive testing has been required, and a number of challenges have had to be dealt with. We believe that as of this writing, release of ADMET Predictor 6.0 is imminent, along with new releases of our other products as described further below.

Version 6.0 will add a new graphical user interface (GUI) to ADMET Predictor to make it much more convenient for users to find. But more importantly are the powerful improvements to metabolism and metabolite prediction, which can be accessed not only within ADMET Predictor itself, but now also via MedChem Designer and MedChem Studio. In addition, we have expanded and enhanced our molecular descriptor set and retrained all models to use them, resulting in further improvements to our already best-in-class predictive capabilities.

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

During the second quarter, we continued the development of MedChem Designer 2.0 with its new capabilities to show the most likely metabolites that would be produced from a parent molecule by the most dominant CYP enzymes. With this capability, the chemist can not only see predicted likely metabolites, but can also use ADMET Predictor to assess whether any of the predicted metabolites would be likely to result in unacceptable adverse effects. It is often the case that a molecule that could have been a good medicine is metabolized into a toxic metabolite that renders the parent molecule dangerous or useless. This ability to predict metabolites and their properties can again reduce the number of molecules that are taken forward into development only to fail at a later stage after considerable time and money have been expended to investigate the molecule and its metabolites. We expect to release MedChem Designer Version 2.0 in the third quarter, with this and other expanded capabilities.

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

Continued enhancement of MedChem Studio has taken place during the second quarter, and the next release is expected in the third quarter, along with new releases of MedChem Designer and ADMET Predictor.

NCE Project

We believe that the suite of MedChem Studio/MedChem Designer/ADMET Predictor is so powerful that we have initiated our own program of designing and making new molecules (NCEs, or new chemical entities). We have selected as a target the malaria parasite Plasmodium falciparum, both because there is a tremendous unmet need for a very low-cost cure, and because external funding opportunities exist if we are successful in generating high-quality lead compounds using our software. We had completed the design process in the first quarter and after the end of this reporting period we had five molecules of our own design synthesized by an outside company and in testing at outside laboratories.  These compounds were tested for inhibition of the parasite at the University of California at Riverside, and one showed activity at a nanomolar level (considered very high potency) while others showed micromolar potency. Three of these molecules have be sent to another outside laboratory for additional experiments to measure a few key ADMET (Absorption, Distribution, Metabolism, and Excretion) properties to compare the values vs our ADMET Predictor predictions. The results obtained so far are for the drug-sensitive strain of malaria. With this success in hand, we are now testing against the drug-resistant strain. Results are expected in mid-April.

Two additional molecules remain in synthesis. These are the ones we had greatest expectations for, but they have been more difficult to synthesize. The synthesis contractor expects them to be available by late April.

Our goal for this project is not actually to cure malaria, although it would be a wonderful result. Rather, our goal is to demonstrate that using our software tools, high-quality lead candidates can be generated in a fraction of the time and cost usually required to reach that stage of drug development. We expect to pursue additional therapeutic targets in the coming months.

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

Development during the second quarter was very limited because of priorities on other programs.

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

GastroPlus simulations can guide project decisions in various ways. Among the kinds of knowledge gained through such simulations are:
(1)	the best estimate for “first dose in human” for a new drug prior to Phase I trials,
(2)	whether a potential new drug compound is likely to be absorbed at high enough levels to achieve the desired blood concentrations needed for effective therapy,
(3)
whether the absorption process is affected by certain enzymes and transporter proteins in the intestinal tract that may cause the amount of drug reaching the blood to be very different after absorption from one region of the intestine to another,

(4)
when certain properties of a new compound are probably adequately estimated byin silico predictions (such as from ADMET Predictor) or from simple experiments, rather than through more expensive and time-consuming in vitro or animal experiments,

(5)	what the likely variations in blood and tissue concentration levels of a new drug would be in a large population, in different age groups or in different ethnic groups, and
(6)
whether a new formulation for an existing approved drug is likely to demonstrate “bioequivalence” (equivalent blood concentration versus time) to the currently marketed dosage form in a human trial (important for generic drug companies and the Office of Generic Drugs at the FDA, which has numerous licenses for GastroPlus).

Second quarter efforts on GastroPlus have continued working toward the release of Version 8.0, now expected in the third quarter. This new version will add many new features, including:
(1)	extend the predictive capabilities for ocular and nasal/pulmonary dosing,
(2)
add a paracellular permeability capability that distinguishes between how some drug molecules permeate the intestinal membrane by moving through gaps between the epithelial cells from the diffusion through the cells,

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

During the second quarter we continued our work on our 5-year collaboration agreement with the Center for Food Safety and Applied Nutrition (CFSAN) of the U.S. Food and Drug Administration (FDA) using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. We’ve analyzed FDA databases and worked with FDA scientists to ensure that the FDA data to be used for building new predictive models is as correct as we can reasonable make it. Both FDA scientists and our scientists are building a series of models to classify new compounds as toxic or nontoxic from FDA datasets. Included in this effort was a special modification to ADMET Predictor to allow the user to set a minimum value for specificity or sensitivity when building a model. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that said all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one almost always results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

STRATEGY

Our business strategy is to do the things we need to do to promote growth both organically (by expanding our current products and services through in-house efforts) and by acquisition. We believe that the fundamental science and technologies that underlie our business units are the keys to improving our existing products and to expanding the product line with new products that meet our various customers’ needs. The search for suitable acquisitions continues to be a high priority.

With our constantly growing cash reserves, we continue to seek suitable acquisitions. The board of directors declared a $0.05 per share per quarter cash dividend during the second quarter and the first dividend payments were made on March 1.

Discontinued Operations

On November 30, 2011 we sold our entire interest in our former wholly owned subsidiary, Words+, an augmentative and alternative communication device manufacturer, for aggregate gross proceeds of $1.97 million.  We recognized a gain of approximately $465,820 from the sale of Words+, which is included in discontinued operations in our statement of operations for the fiscal quarter ended November 30, 2011.  The difference between the sales price and the net gain is a result of adjustments to net working capital from August 31, 2011 until the closing on November 30, 2011, legal fees, auditing fees, tax specialist’s fees, and severance compensation for terminated employees.

Results of Operations

Comparison of Three Months Ended February 29, 2012 and February 28, 2011.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	02/29/12		02/28/11
Net sales	$2,789	100%	$2,622	100%
Cost of sales	396	14.2	413	15.8
Gross profit	2,393	85.8	2,209	84.2
Selling, general and administrative	956	34.3	666	25.4
Research and development	265	9.5	234	8.9
Total operating expenses	1,221	43.8	900	34.3
Income from operations	1,172	42.0	1,309	49.9
Other income	88	3.2	29	1.1
Net income before taxes	1,260	45.2	1,338	51.0
(Provision) for income taxes	(421)	(15.1)	(467)	(17.8)
Income from continuing operation	839	30.1%	871	33.2
Results of discontinued operations	-	-	36	1.4
Net income	$839	30.1%	$907	34.6%

Net Sales
Net sales increased $167,000, or 6.4%, to $2,789,000 in the second fiscal quarter of 2012 (2QFY12) from $2,622,000 in the second fiscal quarter of 2011 (2QFY11).  We attribute the increase in revenues due to an approximately $256,000 increase in software licenses from new customers as well as orders for additional licenses from existing customers, which offset decreased revenues from consulting services of approximately $24,000 and decreased grant revenues of approximately $65,000.

Cost of Sales
Cost of sales decreased $17,000, or 3.9%. As a percentage of revenue, cost of sales decreased to 14.2% in 2QFY12 from 15.7% in 2QFY11.

A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost decreased approximately $13,000, or 8%, in 2QFY12 compared with 2QFY11.

Royalty expense, a variable cost related to sales of our GastroPlus core program as well as our ADMET Predictor Enslein Metabolism module, decreased approximately $14,000, or 8%, in 2QFY12 compared with 2QFY11.  On February 28, 2012, we signed an agreement to buy out the Enslein Metabolism Module royalty agreement with Enslein Research of Rochester, New York for $75,000.  By canceling out the existing agreement with its accumulated bonus royalty, royalty expense was reduced by approximately $38,000.

Service cost, such as labor costs for trainings/workshops, analytical studies, and technical support, increased approximately $10,000, or 33%, in 2QFY12 compared with 2QFY11as a result of a greater number of person-hours allocated to those services during 2QFY12 compared with 2QFY11.

Gross Profit
Gross profit increased $184,000, or 8.3%, to $2,393,000 in 2QFY12 from $2,209,000 in 2QFY11.  We attribute this increase to increased revenue and decrease in cost of goods sold.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses increased $290,000, or 43.7%.  As a percentage of sales, SG&A increased to approximately 34.3% in 2QFY12 from approximately 25.4% in 2QFY11.  One of the major increases in SG&A expenses was the final bill for M&A consultant fees connected with the sale of Words+, which we received after we finalized 1QFY12 reporting, thus it is included in 2QFY12.  The other increases are marketing labor cost, salaries and year-end bonuses, insurance, and office lease. After the sale of Words+, we now book the entire office lease to Simulations Plus rather than splitting it with Words+. Although we sublease approximately 20% of the office space to Words+, the income from the sublease is recorded as other income and so does not offset the increased amount recorded as SG&A.

Research and Development
We incurred approximately $549,000 of research and development costs during 2QFY12. Of this amount, $284,000 was capitalized and $265,000 was expensed. In 2QFY11, we incurred $543,000 of research and development costs, of which $243,000 was capitalized and $300,000 was expensed. The increase of $6,000, or 1.1%, in total research and development expenditures from 2QFY11 to 2QFY12 was due to staff increases as well as salary increases for existing scientists. Our scientists allocated more marketing and workshop/training service hours in 2QFY12 compared to 2QFY11, and those hours are recorded in cost of goods sold and SG&A expenses, therefore the net increase in R&D expenditure was lower than the actual total salary increases paid to the scientists.

Other income (expense)
Net other income (expense) increased by $59,000, or 203.9%, to $88,000 in 2QFY12 from $29,000 in 2QFY11.  This is due to fact that we invoiced in US dollar currency rather than Japanese yen in part of 2QFY11 in accordance with our Japanese distributor’s request, resulting a larger gain from currency exchange in 2QFY12.  In addition, we received sublease payments from Words+ for their rented space.

Provision for Income Taxes
The provision for income taxes decreased by $46,000, or 9.9%, to $421,000 in 2QFY12 from $467,000 in 2QFY11 due to decreased income before taxes.  We are estimating our tax rate to be approximately 31~34% in FY2012.

Income from Continuing Operations
Net income from continuing operations decreased by $32,000, or 3.7%, to $839,000 in 2QFY12 from $871,000 in 2QFY11.  We attribute this decrease to an increase in operating expenses which outweighed an increase in gross profit and other income.

Comparison of Six Months Ended February 29, 2012 and February 28, 2011.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Six Months Ended
	02/29/12		02/28/11
Net sales	$5,037	100%	$4,672	100%
Cost of sales	749	14.9	766	16.4
Gross profit	4,288	85.1	3,906	83.6
Selling, general and administrative	1,656	32.9	1,352	28.9
Research and development	517	10.3	435	9.3
Total operating expenses	2,173	43.1	1,787	38.2
Income from operations	2,115	42.0	2,119	45.4
Other income	208	4.1	53	1.1
Net income before taxes	2,323	46.1	2,172	46.5
(Provision) for income taxes	(729)	(14.5)	(728)	(15.6)
Income (loss) from continuing operation	1,594	31.6%	1,444	30.9
Results of discontinued operations	(250)	(5.0)	31	0.7
Gain on disposal of discontinued operations, net	466	9.3	-	-
Net income	$1,810	35.9%	$1,475	31.6%

Net Sales
Net sales increased $365,000, or 6.4%, to $5,037,000 in the first six months of fiscal quarter of 2012 (6moFY12) from $4,672,000 in the first six months of fiscal quarter of 2011 (6moFY11).  We attribute the increase in revenues due to an approximately $517,000 increase in software licenses from new customers as well as orders for additional licenses from existing customers.  Our revenue from services decreased approximately $20,000 because no training workshops were scheduled in 6moFY12 while we held one training workshop in 6moFY11.  Revenue from consulting services increased approximately $18,000; however, the decrease in workshop revenue outweighed the increase from consulting services revenue.  In 6moFY11, we had grant revenue of approximately $132,000 while no such revenue was received in 6moFY12; however increases in revenue from software licenses and consulting services outweighed decreased revenue from workshops and grants.

Cost of Sales
Cost of sales decreased $17,000, or 2.3%. As a percentage of revenue, cost of sales decreased to 14.9% in 6moFY12 from 16.4% in 6moFY11.

A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales.  This amortization cost decreased approximately $33,000, or 10%, in 6moFY12 compared with 6moFY11.

Royalty expense, a variable cost related to sales of our GastroPlus core program as well as our ADMET Predictor Enslein Metabolism module, increased approximately $1,000, or 0.4%, in 6moFY12 compared with 6moFY11 due to an increase in revenue from software licenses which are subject to royalty.  The increase in royalty expense was reduced by the royalty buyout agreement.  On February 28, 2012, we signed an agreement to buy out the Enslein Metabolism Module royalty agreement with Enslein Research of Rochester, New York for $75,000.  By canceling out the existing agreement with an accumulated bonus royalty, royalty expense was reduced by approximately $38,000.

Service cost, such as labor costs for training/workshop, analytical study, and technical support, increased approximately $15,000, or 11%, in 6moFY12 compared with 6moFY11.   This resulted from more man-hours allocated to those services during 6moFY12 compared with 6moFY11.

Gross Profit
Gross profit increased $382,000, or 9.8%, to $4,288,000 in 6moFY12 from $3,906,000 in 6moFY11.  We attribute this increase to increased revenue which outweighed the increase in cost of goods sold.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses increased $304,000, or 22.5%, to $1,656,000 in 6moFY12 from $1,352,000 in 6moFY11.  As a percentage of sales, SG&A also increased to approximately 32.9% in 6moFY12 from approximately 28.9% in 6moFY11.  The major increases in SG&A expenses were marketing labor cost, salaries, insurance, and legal fees, as well as one-time costs associated with consultation on potential Entelos’ assets purchase and the sale of Words+.  Office lease expensed also increased due to the fact that we no longer share 50% of the cost with Words+.  Although we sublease approximately 20% of our office space, income from the sublease is recorded as other income.

Research and Development
We incurred approximately $1,003,000 of research and development costs during 6moFY12.  Of this amount, $486,000 was capitalized and $517,000 was expensed.  In 6moFY11, we incurred $963,000 of research and development costs, of which $528,000 was capitalized and $435,000 was expensed.  The increase of $40,000, or 4.2%, in total research and development expenditures from 6moFY11 to 6moFY12 was due to staff increases as well as salary increases for existing scientists. Our scientists allocated more marketing and workshop/training service hours in 6moFY12 compared to 6moFY11, and those hours are recorded in cost of goods sold and SG&A expenses, therefore the net increase in R&D expenditure was lower than the actual total salary increases paid to the scientists.

Other income (expense)
Net other income (expense) increased by $155,000, or 293.6%, to $208,000 in 6moFY12 from $53,000 in 6moFY11.  This is due to fact that we invoiced in US dollar currency rather than Japanese yen in part of 6moFY11 in accordance with our Japanese distributor’s request, resulting larger gain from currency exchange in 6moFY12.  In addition, we received sublease payments from Words+ for their rented space.

Provision for Income Taxes
The provision for income taxes increased by $1,000, or 0.2%, to $729,000 in 6moFY12 from $728,000 in 6moFY11 due to increased net income.  We are estimating our tax rate to be approximately 31~34% in FY2012.

Income from Continuing Operations
Net income from continuing operations increased by $150,000, or 10.4%, to $1,594,000 in 6moFY12 from $1,444,000 in 6moFY11.  We attribute this increase to an increase in gross profit and other income which outweighed an increase in operating expense and taxes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks.  Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas.  The exception is that we have been compensated in Japanese yen by Japanese customers and PRC Yuan by Chinese customers.  The most of the time during 6moFY12, our business transactions were in U.S. dollars.  As a result, we experienced a larger gain in 6moFY12 while we had a small gain in 6moFY11 during which we invoiced in Japanese yen in accordance with customers’ requests.  In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction.  To date, exchange rate exposure has not resulted in a material impact.

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

On February 17, 2012, the Registrant held its annual meeting of shareholders. The following proposals were submitted to a vote of security holders at the meeting.

1.	Election of five (5) directors. Walter Woltosz Virginia Woltosz Dr. David Z. D'Argenio Dr. Richard Weiss H. Wayne Rosenberger

2.	To ratify the selection of Rose, Snyder, and Jacobs CPAs as the Company's independent public accountants.

The above proposals were approved and the results of the balloting at the meeting are summarized in the following table.

Proposal	Votes For	Votes Against	Votes Abstaining	Votes Withheld	Broker-Non votes	Total (a)
(1) Walter Woltosz	8,695,791			6,571	6,664,157	15,366,519
(1) Virginia Woltosz	8,683,436			18,926	6,664,157	15,366,519
(1) Dr. David Z. D'Argenio	8,691,336			11,026	6,664,157	15,366,519
(1) Dr. Richard Weiss	8,690,324			12,038	6,664,157	15,366,519
(1) H. Wayne Rosenberger	8,691,324			11,038	6,664,157	15,366,519
(2) Appointment of RSJ	8,695,716	5,786	0		6,665,017	15,366,519
(a) Total Proxy Shares on record date on December 15, 2011 out of which 15,366,519 shares were reported.

Item 5.	Other Information

We are currently being audited by the California Franchise Tax Board for the fiscal years ended August 31, 2007 and 2008.  We claimed $54,009 and $14,661 refunds for fiscal years ended August 31, 2007 and 2008, respectively.  The outcome of this audit may result in changes in the refund amounts.

We also received a notice from Internal Revenue Service that the fiscal year ended August 31, 2007 was selected for examination.  We claimed $188,114 refund for this tax period.  The outcome of the examination may result in changes in the refund amount.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of Simulations Plus, Inc. (1)
3.2	Amended and Restated Bylaws of Simulations Plus, Inc. (1)
4.1	Articles of Incorporation of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.1 hereof) and Bylaws of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.2 hereof)
4.2	Form of Common Stock Certificate (1)
4.3	Share Exchange Agreement (1)
10.1	Simulations Plus, Inc. 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1)
10.24	Exclusive License Software Agreement by and between Simulations Plus, Inc. and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.45	Employment Agreement by and between the Company and Walter S. Woltosz (5)
10.46	Simulations Plus, Inc. 2007 Stock Option Plan (the “2007 Option Plan”) (6)
10.47	Lease extension agreement by and between Simulations Plus, Inc. and Crest Development (7)
10.48	Employment Agreement by and between the Company and Walter S. Woltosz (8) (†)
10.49	Bill of Sale by and between Simulations Plus, Inc. and Entelos, Inc. dated September 19, 2011 (9)
10.50	Stock Purchase Agreement by and among Simulations Plus, Inc., Words+, Inc., and Prentke Romich Company dated November 15, 2011 (10)
10.51	Departure of a director and an election of a new director (11)
10.52	Appointment of a new officer (12)
31.1	Rule 13a-14(a)/15d-14(a) – Certification of Chief Executive Officer (CEO). (13)
31.2	Rule 13a-14(a)/15d-14(a) – Certification of Chief Financial Officer (CFO). (13)
32	Section 1350 – Certification of CEO and CFO. (13)
101.INS	XBRL Instance Document (11)
101.SCH	XBRL Schema Document (11)
101.CAL	XBRL Calculation Linkbase Document (11)
101.DEF	XBRL Definition Linkbase Document (11)
101.LAB	XBRL Label Linkbase Document (11)
101.PRE	XBRL Presentation Linkbase Document (11)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(6)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2009.
(7)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(8)	Incorporated by reference to the Company’s Form 10-K filed November 29, 2011 (Commission No. 001-32046)
(9)	Incorporated by reference to the Company’s Form 8-K filed September 22, 2011 (Commission No. 001-32046)
(10)	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011 (Commission No. 001-32046)
(11)	Incorporated by reference to the Company’s Form 8-K filed March 1, 2012 (Commission No. 001-32046)
(12)	Incorporated by reference to the Company’s Form 8-K filed March 7, 2012 (Commission No. 001-32046)
(13)	Filed herewith

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 9, 2012.

Simulations Plus, Inc.

Date: April 9, 2012	By:	/s/ MOMOKO BERAN
Momoko Beran
Chief Financial Officer