Form 10-Q
period 2012-05-31
SIMULATIONS PLUS INC
filed 2012-07-12
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934
For the quarterly period ended May 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 09, 2012 was 15,923,019 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q Quarterly Report

For the Quarterly Period Ended May 31, 2012

SIMULATIONS PLUS, INC.
CONDENSED BALANCE SHEETS
at May 31, 2012 (Unaudited) and August 31, 2011 (Audited)

ASSETS
	May 31,	August 31,
	2012	2011
Current assets
Cash and cash equivalents	$12,889,180	$10,181,049
Income tax refund receivable	259,434	259,434
Accounts receivable, net of allowance for doubtful accounts of $0	2,210,710	1,170,861
Contracts receivable	86,962	185,816
Prepaid expenses and other current assets	113,484	123,954
Deferred income taxes	217,596	302,076
Current assets of discontinued operations	—	1,051,637
Total current assets	15,777,366	13,274,827
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $4,890,750 and $4,416,669	2,434,180	2,188,982
Property and equipment, net (note 3)	109,097	43,010
Intellectual property, net of accumulated amortization of $1,875	73,125	—
Customer relationships, net of accumulated amortization of $128,042 and $126,172	—	1,870
Other assets	18,445	18,445
Non-current assets of discontinued operations	—	340,204
Total assets	$18,412,213	$15,867,338

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$301,432	$176,136
Accrued payroll and other expenses	309,314	276,327
Accrued bonuses to officer	60,000	—
Accrued income taxes	1,131,918	168,897
Deferred revenue	132,610	141,191
Current liabilities of discontinued operations	—	378,567
Total current liabilities	1,935,274	1,141,118

Long-term liabilities
Deferred income taxes	873,255	656,047
Non-current liabilities of discontinued operations	—	33,558
Total liabilities	2,808,529	1,830,723

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value 50,000,000 shares authorized 15,923,019 and 15,572,943 shares issued and outstanding	4,394	4,044
Additional paid-in capital	4,642,281	4,167,650
Retained earnings	10,957,009	9,864,921

Total shareholders' equity	15,603,684	14,036,615

Total liabilities and shareholders' equity	$18,412,213	$15,867,338

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine months ended May 31,

(Unaudited)

	Three months ended		Nine months ended
	2012	2011	2012	2011

Net sales	$2,771,500	$2,639,508	$7,808,682	$7,311,628
Cost of sales	437,734	453,907	1,186,670	1,242,760
Gross profit	2,333,766	2,185,601	6,622,012	6,068,868
Operating expenses
Selling, general, and administrative	891,131	778,085	2,547,569	2,213,330
Research and development	228,163	99,507	744,679	428,183
Total operating expenses	1,119,294	877,592	3,292,248	2,641,513

Income from operations	1,214,472	1,308,009	3,329,764	3,427,355

Other income (expense)
Interest income	22,572	22,948	69,528	67,269
Interest expense	—	—	(3)	(43)
Miscellaneous income	25,011	—	47,667	—
Gain on currency exchange	29,802	34,663	168,690	43,004
Gain (loss) from sale of assets	—	—	(433)	240
Total other income (expense)	77,385	57,611	285,449	110,470
Income from continuing operations before provision for income taxes	1,291,857	1,365,620	3,615,213	3,537,825
Provision for income taxes	(422,524)	(321,167)	(1,152,204)	(1,050,608)
Income from continuing operations	869,333	1,044,453	2,463,009	2,487,217

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	—	9,690	(249,898)	41,899
Gain on sale of Words+, net of tax	—	—	465,820	—
Results of discontinued operations	—	9,690	215,922	41,899

Net Income	$869,333	$1,054,143	$2,678,931	$2,529,116

Basic earnings per share:
Continuing operations	$0.05	$0.07	$0.16	$0.16
Discontinued operations	—	—	0.01	—
Net basic earning per share	$0.05	$0.07	$0.17	$0.16
Diluted earnings per share
Continuing operations	$0.05	$0.07	$0.15	$0.16
Discontinued operations	—	—	0.01	—
Net basic earning per share	$0.05	$0.07	$0.16	$0.16

Weighted-average common shares outstanding
Basic	15,918,905	15,447,273	15,710,014	15,535,581
Diluted	16,340,765	16,039,951	16,070,478	16,114,138

 The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended May 31,

(Unaudited)

	2012	2011
Cash flows from operating activities
Net income	$2,678,931	$2,529,116
Adjustments to reconcile net income to net cash provided by operating activities
(Income)/Loss from Discontinued Operations	(215,922)	(41,899)
Depreciation and amortization of property and equipment	30,442	16,842
Amortization of customer relationships	1,871	6,358
Amortization of capitalized computer software development costs	474,081	498,128
Amortization of Intellectual property	1,875	—
Excess tax benefits from share-based arrangement	—	(24,081)
Stock-based compensation	97,195	113,313
(Gain)/Loss from sale of assets	433	(240)
Deferred income taxes	268,131	331,562
(Increase) decrease in
Accounts receivable and Contracts receivable	(940,995)	(1,183,235)
Income tax refundable	—	(33,924)
Prepaid expenses and other assets	10,470	(41,144)
Increase (decrease) in
Accounts payable	125,294	140,061
Accrued payroll and other expenses	25,200	(4,121)
Accrued Bonus	60,000	—
Accrued income taxes	985,382	432,738
Deferred revenue	(8,581)	21,488
Net cash provided by operating activities of continuing operations	3,593,807	2,760,962
Net cash provided by (used in) operating activities of discontinued operations	(688,862)	231,551
Net cash provided by operating activities	2,904,945	2,992,513

Cash flows from investing activities
Proceeds from sale of Words+, Inc.	1,973,096	—
Proceeds from sale of assets	200	240
Purchases of property and equipment	(97,161)	(7,806)
Purchase of royalty	(75,000)
Capitalized computer software development costs	(719,279)	(617,529)
Net cash provided by (used in) investing activities of continuing operations	1,081,856	(625,095)
Net cash provided by (used in) investing activities of discontinued operations	6,532	(225,250)
Net cash provided by (used in) investing activities	1,088,388	(850,345)

Cash flows from financing activities
Repurchase of common stock	—	(2,048,172)
Excess tax benefits from share-based arrangement	—	24,081
Dividends	(1,586,843)	—
Proceeds from the exercise of stock options	301,641	143,761
Net cash provided by (used in) financing activities of continuing operations	(1,285,202)	(1,880,330)

Net increase (decrease) in cash and cash equivalents from continuing operations	3,390,461	255,537
Net increase (decrease) in cash and cash equivalents from discontinued operations	(682,330)	6,301
Net increase (decrease) in cash and cash equivalents	2,708,131	261,838
Cash and cash equivalents, beginning of year	10,181,049	9,631,762
Cash and cash equivalents, end of period	$12,889,180	$9,893,600

Supplemental disclosures of cash flow information
Interest paid	$3	$43
Income taxes paid	$170,000	$320,232

 The accompanying notes are an integral part of these consolidated financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2012, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2011. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us", “Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for more than 8 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $474,081 and $498,128 for the nine months ended May 31, 2012 and May 31, 2011, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs as we expand staff and develop new and enhanced software products.

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

The following table summarizes fair value measurements by level at May 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$12,889,180	$—	$—	$12,889,180

Total	$12,889,180	$—	$—	$12,889,180

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

The California Franchise Tax Board (“FTB”) audited us for the fiscal years ended (“FYE”) August 31, 2007 and 2008. We were informed that FTB would refund our refund claims to us; however they have now continued their audit to include FYE 2009 and 2010, and are reviewing 2007 and 2008 R&D credits since those credits were carried forward to FYE 2009 and 2010. In March 2012, we also received a notice from the Internal Revenue Service that our fiscal year ended August 31, 2008 is subject to their examination. The outcome of this audit may result in a change to the tax liability for those tax years.

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for the nine months ended May 31, 2012 was $1,875. Accumulated amortization as of May 31, 2012 was $1,875.

Customer relationships

We purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method. Amortization expense for the nine months ended May 31, 2012 and May 31, 2011 amounted to $1,871 and $6,358, respectively. Accumulated amortization as of May 31, 2012 and May 31, 2011 was $128,042 and $124,800, respectively.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the nine months ended May 31, 2012 and May 31, 2011 were as follows:

	05/31/2012	05/31/2011
Numerator
Net income attributable to common shareholders	$2,678,931	$2,529,116
Denominator
Weighted-average number of common shares outstanding during the year	15,710,014	15,535,581
Dilutive effect of stock options	360,464	578,557

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10 using the modified prospective method. Under this method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $97,195 and $113,313 for the nine months ended May 31, 2012 and May 31, 2011, respectively, and is included in the consolidated statements of operations as Selling, General and Administration (SG&A), and Research and Development expense. As of November 30, 2011, the unvested options for employees who were terminated due to sale of Words+, Inc. became fully vested. As a result, the unamortized portion of such stock-based compensation for those employees was expensed in full in the first fiscal quarter ended November 30, 2011 and is presented as a part of discontinued operations.

Concentrations and Uncertainties

International sales accounted for 48% and 34% of net sales for the nine months ended May 31, 2012 and May 31, 2011, respectively. Two customers accounted for 9% (a dealer account in Japan representing various customers) and 7% of net sales during the nine months ended May 31, 2012, compared with three customers accounting for 15%, 8% and 7% of net sales during the nine months ended May 31, 2011.

At May 31, 2012, three customers comprised 23%, 13% and 11% (a dealer account in Japan representing various customers) of accounts receivable at May 31, 2012, and three customers comprised 14%, 12% (a dealer account representing various customers), and 10% of accounts receivable at May 31, 2011.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

The majority of our customers are in the pharmaceutical industry. During the current economy downturn, we have seen consolidation in the pharmaceutical industry. Although we have not seen any significant reduction in revenues to date, continued consolidation and downsizing in the pharmaceutical industry could have an impact on our revenues and earnings going forward.

Recently Issued or Newly Adopted Accounting Standards

In September 2009, the FASB issued ASU 2009-14 which amends Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 applies to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted with EITF 08-1. We adopted this standard in the first quarter of fiscal 2011. We believe adoption did not have a material effect on the Company’s financial statements.

In September 2009, the FASB issued ASU 2009-13, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). ASU 2009-13 amends EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying the guidance. ASU 2009-13 applies to fiscal years beginning after June 15, 2010, with early application permitted. We adopted this standard in the first quarter of fiscal 2011. We believe adoption did not have a material effect on the Company’s financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. We adopted this standard in the first quarter of 2012. We believe adoption did not have a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. We adopted this standard in the first quarter of 2012. We believe adoption did not have a material effect on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. We adopted this standard in the first quarter of 2012. We believe adoption did not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after February 28, 2012. The Company does not expect this guidance to have any impact on its condensed financial position, results of operations or cash flows.

Note 3: Property and Equipment

Property and equipment as of May 31, 2012 consisted of the following:

Equipment	$123,062
Computer equipment	262,890
Furniture and fixtures	48,813
Leasehold improvements	53,898
Subtotal	488,663
Less: Accumulated depreciation and amortization	(379,566)
Net Book Value	109,097

Note 4: COMMITMENTS AND CONTINGENCIES

Sublease with Words+, Inc., a wholly owned subsidiary of Prentke Romich Company

After the sale of Words+, we entered into a sublease agreement under which Words+ pays 20 percent of the monthly rent we pay to our landlord, plus 20% of facility-related operating expenses. The term of this sublease is from month to month commencing on January 1, 2012. We report all of our lease expense under Selling, General and Administrative expense; however, the payments received from Words+ are reported under Other Income.

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

Note 5: SHAREHOLDERS’ EQUITY

Declaration of cash dividend

On February 13, 2012, the board of directors declared an ongoing quarterly cash dividend of $0.05 per share to its shareholders. The first dividend payment was distributed on March 1, 2012, for shareholders of record as of February 21, 2012. The total dividend amount was $790,692.

On April 17, 2012, the board of directors declared the second fiscal quarter cash dividend of $0.05 per share to its shareholders. This dividend payment was distributed on May 8, 2012, for shareholders of record as of April 27, 2012. The total dividend amount was $796,151.

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

TRANSACTIONS IN FY 2012

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life

Outstanding, August 31, 2011	957,636	$1.40	5.22
Granted	100,000	$3.25
Exercised	(353,936)	$1.22
Expired	(7,100)	$2.54

Outstanding, May 31, 2012	696,600	$1.74	4.79
Exercisable, May 31, 2012	473,900	$1.42	4.36

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.79 years at May 31, 2012. The exercise prices for the options outstanding at May 31, 2012 ranged from $1.00 to $3.27, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	388,700	5.1 years	$1.07	317,900	4.7 years	$1.08
$1.51	$2.00	100,000	2.5 years	$1.62	100,000	2.5 years	$1.62
$2.01	$2.50	40,000	7.9 years	$2.49	10,000	7.9 years	$2.49
$3.01	$3.27	167,900	4.7 years	$3.19	469,300	5.3 years	$3.06
		696,600	4.8 years	$1.74	473,900	4.4 years	$1.42

Other Stock Options

As of May 31, 2012, the outside members of the Board of Directors hold options to purchase 79,000 shares of common stock at exercise prices ranging from $0.38 to $6.68, which were granted prior to August 31, 2011.

Transactions in FY12	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding, August 31, 2011	79,000	$1.37
Exercised	(40,800)	$1.22
Expired	(11,600)	$2.54
Outstanding, May 31, 2012	26,600	$1.74
Exercisable, May 31, 2012	11,400	$1.41

Note 6: RELATED PARTY TRANSACTIONS

As of May 31, 2012, included in bonus expenses to officers was $87,500, of which $60,000 was accrued bonus representing 5% of the Company's FY12 net income before bonuses and taxes, not exceeding $60,000, paid to the Corporate Secretary, Virginia Woltosz, as an annual bonus as part of the terms of the sale of Words+ to Simulations Plus in 1996. The other $27,500, paid in December 2011, was a performance bonus to Walter Woltosz, our President/Chief Executive Officer.

Note 7: Segment and Geographic Reporting

We allocate revenues to geographic areas based on the locations of our customers. Geographical revenues for the nine months ended May 31, 2012 and May 31, 2011 were as follows (in thousands):

	North America	Europe	Asia	South America	Total
May 31, 2012	$4,024	$2,492	$1,275	$18	$7,809
May 31, 2011	3,896	2,325	1,060	31	7,312

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

Note 8: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $68,793 and $60,503 for the nine months ended May 31, 2012 and May 31, 2011, respectively.

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

We recognized a gain of $465,820, net of tax, from this sale, which is included in income from discontinued operations in our condensed statement of operations for the fiscal quarter ended November 30, 2011. The revenue and expenses of discontinued operations for the first fiscal quarter of 2012 and the fiscal year ended August 31, 2011 are as follows:

(in thousand)	Period from 09/01/11 to 11/30/11	For the fiscal year ended 08/31/11
Net sales	$479	$2,981
Cost of sales	265	1,381
Gross profit	214	1,600
Selling, general and administrative	563	1,466
Research and development	55	64
Total operating expenses	618	1,530
Income (Loss) from discontinued operations	(404)	70
Other income	—	2
Income (Loss) from discontinued operations before income taxes	(404)	72
(Provision for) income taxes	154	—
Results from discontinued operations, net of tax	$(250)	$72

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

We released Version 6.0 of ADMET Predictor in April 2012. This new version incorporates a powerful and exciting new feature that enables users to generate likely metabolites for any molecule using an embedded version of our MedChem Designer™ program. It also increases the number of predictive models for metabolism and toxicity, and refines many of our earlier predictions, which had already been top-rated in almost every published independent comparison study. In addition, the graphical user interface has been revised and enhanced to make it easier for scientists to find, use, and export the powerful information provided by the program. In a subsequent event to this reporting period, we announced the buyout of a royalty agreement with Enslein Research under which royalties were paid from revenues on each license for the Enslein Metabolism Module. This buyout gives us ownership of the intellectual property and allows us to merge the former Enslein Metabolism Module and our Metabolite Module into a single module. We believe this will make it easier for customers to realize the value in the combined capabilities of the two separate functions. We are also progressing with curating literature for a much larger data set for certain enzymes known as cytochrome P450 to further enhance the predictive capabilities of ADMET Predictor for metabolism.

Because of the tight integration with ADMET Predictor in the MedChem Studio, MedChem Designer, and GastroPlus, extensive testing was required to ensure that all required functionalities were provided in all computer environments and in various operating system languages (e.g., Japanese, German, French, etc.).

Version 6.0 added a new graphical user interface (GUI) to ADMET Predictor to make it much more convenient for users to find the information they seek. But more importantly are the powerful improvements to metabolism and metabolite prediction, which can be accessed not only within ADMET Predictor itself, but now also via MedChem Designer and MedChem Studio. In addition, we have expanded and enhanced our molecular descriptor set and retrained all models to use them, resulting in further improvements to our already best-in-class predictive capabilities.

MedChem Designer™

MedChem Designer was launched in February 2011. It was at first a molecule drawing program, or “sketcher”, but it has been enhanced to do much more than other molecule drawing programs because of its tight integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio. Most existing molecule drawing programs are also free, so in order to convince chemists to try MedChem Designer, it must also be provided for free. The free version includes a small set of best-in-class ADMET Predictor property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. The chemist also sees that with a paid ADMET Predictor license, nearly 140 additional predictions would be available.

When coupled with a license for ADMET Predictor, MedChem Designer becomes a very powerful de novo design tool for medicinal chemists. With it, they can draw one or more molecular structures, then click on the ADMET Predictor icon and have over 140 properties for each structure calculated in seconds, including our unique ADMET Risk™ index. ADMET Risk provides a single number that tells the chemist how many predicted threshold values were crossed (or violated) by each structure. Thus, in a single number, the chemist can instantly compare how different structural changes affect a large number of predicted properties. As chemists attempt to modify structures to improve one property, they often cause others to become unacceptable. Without ADMET Risk, the chemist would have to examine a large number of properties for each new molecule to see if any became unacceptable as a result of changing the structure. Thus, ADMET Risk lets them “see” in many dimensions at once. We believe this provides a novel and unequaled capability for new molecule design. In addition to affecting the therapeutic target, there are many properties that are required for a molecule to become a drug, and ADMET Predictor can predict a large number of such properties if the user has a license for it.

We released MedChem Designer 2.0 in May 2012 with its new capabilities that show the most likely metabolites that would be produced from a parent molecule by the most dominant CYP enzymes. With this capability, the chemist can not only see predicted likely metabolites, but can also use ADMET Predictor to assess whether any of the predicted metabolites would be likely to result in unacceptable adverse effects. It is often the case that a molecule that could have been a good medicine is metabolized into a toxic metabolite that renders the parent molecule dangerous or useless. This ability to predict metabolites and their properties can again reduce the number of molecules that are taken forward into development only to fail at a later stage after considerable time and money have been expended.

MedChem Studio™

Over the past several years, MedChem Studio updates have resulted in an ever-more-powerful tool for medicinal and computational chemists for both data mining and for designing new drug-like molecules. MedChem Studio evolved from our acquisition of ClassPharmer™ and ChemTK™ in 2005, which were originally designed to examine the results from high-throughput screening experiments of many hundreds to many hundreds of thousands of molecules against a therapeutic target.

Although MedChem Designer can be used to refine a small number of molecules, going from a very large number of molecules and getting down to a few promising candidate leads is the job of MedChem Studio (with ADMET Predictor). MedChem Studio has features that enable it to generate very large numbers of molecules using a variety of de novo design methods. Coupled with ADMET Predictor, we believe the two programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high-throughput screening experiments to find the most promising classes and molecules that are active against a particular target. In addition, MedChem Studio with ADMET Predictor can take an interesting (but not acceptable) molecule and very quickly generate many thousands of high quality analogs (i.e., similar new molecules) using a variety of design algorithms to generate new molecules that are predicted to be both active against the target as well as acceptable in a variety of ADMET properties. MedChem Designer (see above) is also a part of MedChem Studio, so the user can click on the MedChem Designer icon and bring up the drawing window to investigate how further modifications to the structures of molecules generated by MedChem Studio can improve their properties.

MedChem Studio version 3.0 was released in May 2012.

NCE Project

We believe that the suite of MedChem Studio/MedChem Designer/ADMET Predictor is so powerful that we have initiated our own program of designing and making new molecules (NCEs, or New Chemical Entities). We have selected as a target the malaria parasite Plasmodium falciparum, both because there is a tremendous unmet need for a very low-cost cure, and because we believe external funding opportunities may exist if we are successful in generating high-quality lead compounds using our software. We completed the design process in the first quarter and during this reporting period, five molecules of our own design had been synthesized by an outside company and were tested for inhibition of the parasite at the University of California at Riverside. Every molecule showed activity at less than micromolar potency, with two showing activity at less than 100 nanomolar (high potency) against the drug-sensitive strain of the parasite. They were then tested against the drug-resistant strain of the malaria parasite, and again good potency was observed, with two molecules showing nanomolar activity, although somewhat less potent than against the drug-sensitive strain. Three of these molecules were sent to another outside laboratory for additional experiments to measure a few key ADMET (Absorption, Distribution, Metabolism, and Excretion) properties to compare the values vs our ADMET Predictor predictions. Metabolism by human liver microsomes was faster than predicted; however, these molecules were only expected to be good lead molecules, which means further structural changes would be required to meet all requirements to become a real drug. Due to difficulties in developing a process for synthesis, our two most potent predicted molecules had not yet been synthesized during the third quarter, but were finished in the beginning of the fourth quarter and are in testing at U.C. Riverside at this time. Results for potency of these two molecules are expected in July 2012.

Our goal for this project is not actually to cure malaria, although it would be a wonderful result. Rather, our goal is to demonstrate that using our software tools, high-quality lead candidates can be generated in a fraction of the time and cost usually required to reach that stage of drug development. We expect to pursue at least one more therapeutic target in the coming months.

Dr. Robert Clark, our director of life sciences, gave a webinar through the popular Chemical and Engineering News (C&E News) publication of the American Chemical Society in May 2012. This webinar had the highest registration and attendance of any software webinar in the history of the series. At their request, our CEO presented the results of this work at a number of companies in Japan in May. We believe the ability of a small software company to design, synthesize, and test a small set of novel molecules with a minimal investment, and to have every one demonstrate potency against a selected target, is a remarkable accomplishment.

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

Development during the third quarter was limited because of priorities on other programs.

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

In addition to every major pharmaceutical company, licenses include government agencies in the U.S and abroad, a growing number of smaller pharmaceutical and biotech companies, generic drug companies, and drug delivery companies (companies that design the tablet or capsule for a drug compound that was developed by another company). Although these companies are smaller than the pharmaceutical giants, we believe they can also save considerable time and money through simulation. We believe this part of the industry, which we believe includes a few thousand companies, represents major continued growth potential for GastroPlus. Our experience has been that the number of new companies adopting GastroPlus continues to grow steadily, adding to the base of annual license renewals each year. Although there have been recent consolidations and staff reductions by some of the larger pharmaceutical companies, these not adversely affected our sales to date. In fact, because of the increased need for improving productivity, those companies have often adopted in silico tools at ever-greater levels, with the result that large company licenses have often increased at renewal time even in the face of such consolidation; however, there can be no assurances that continued industry consolidations will not have an affect on our revenues and earnings.

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
20

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

We released version 8.0 of GastroPlus in April 2012. This major new version added many new features, including:

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

Contract Research and Consulting Services

Our recognized world-class expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 80 prestigious scientific meetings worldwide in the past four years. We frequently conduct contracted studies for large customers (including top 5 pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steady. Long-term collaborations and shorter-term consulting contracts serve both to showcase our technologies and to build and strengthen customer relationships.

During the third quarter we continued to work on our 5-year collaboration agreement with the Center for Food Safety and Applied Nutrition (CFSAN) of the U.S. Food and Drug Administration (FDA) using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. During this first year of the collaboration, we’ve analyzed FDA databases and worked with FDA scientists to ensure that the FDA data to be used for building new predictive models is as correct as we can reasonable make it. Both FDA scientists and our scientists are building a series of models to classify new compounds as toxic or nontoxic from FDA datasets. Included in this effort was a special modification to ADMET Predictor to allow the user to set a minimum value for specificity or sensitivity when building a model. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that said all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one almost always results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

STRATEGY

Our business strategy is to do the things we need to do to promote growth both organically (by expanding our current products and services through in-house efforts) and by acquisition. We believe in the “Built to Last” approach - that the fundamental science and technologies that underlie our business units are the keys to improving our existing products and to expanding the product line with new products that meet our various customers’ needs. The search for suitable acquisitions continues to be a high priority.

With our significant cash reserves, we continue to seek suitable acquisitions. The board of directors declared a $0.05 per share per quarter cash dividend during the second quarter and the first dividend payments were made on March 1, with the second distribution on May 8. We expect the next distribution to be in early August.

Discontinued Operations

On November 30, 2011 we sold our entire interest in our former wholly owned subsidiary, Words+, an augmentative and alternative communication device manufacturer, for aggregate gross proceeds of $1.97 million. We recognized a gain of approximately $465,820, net of tax, from the sale of Words+, which is included in discontinued operations in our statement of operations for the fiscal quarter ended November 30, 2011. The difference between the sales price and the net gain is a result of adjustments to net working capital from August 31, 2011 until the closing on November 30, 2011, legal fees, auditing fees, tax specialist’s fees, and severance compensation for terminated employees.

Results of Operations

Comparison of Three Months Ended May 31, 2012 and May 31, 2011.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	05/31/12		05/31/11
Net sales	$2,772	100%	$2,640		100%
Cost of sales	438	15.8	454	*	17.2
Gross profit	2,334	84.2	2,186		82.8
Selling, general and administrative	891	32.1	778	*	29.5
Research and development	228	8.2	100	*	3.8
Total operating expenses	1,119	40.4	878		33.3
Income from operations	1,215	43.8	1,308		49.5
Other income	77	2.8	57		2.2
Net income before taxes	1,292	46.6	1,365		51.7
(Provision) for income taxes	(423)	(15.3)	(321)		(12.2)
Income from continuing operation	869	31.4%	1,044		39.5
Results of discontinued operations	-	-	10		0.4
Net income	$869	31.4%	$1,054		39.9%

* Numbers in the prior year have been reclassified to conform to the current year’s presentation.

Net Sales

Net sales increased $132,000, or 5.0%, to $2,772,000 in the third fiscal quarter of 2012 (3QFY12) from $2,640,000 in the third fiscal quarter of 2011 (3QFY11). We attribute the increase in revenues due to an approximately $253,000 increase in software licenses from new customers as well as orders for additional licenses from existing customers, which offset decreased revenues from consulting services of approximately $97,000 and decreased grant revenues of approximately $24,000.

Cost of Sales

Cost of sales decreased $16,000, or 3.6%. As a percentage of revenue, cost of sales decreased to 15.8% in 3QFY12 from 17.2% in 3QFY11.

A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $9,000, or 6%, in 3QFY12 compared with 3QFY11.

Royalty expense, a variable cost related to sales of our GastroPlus core program as well as Accelrys (the original agreement with Symyx) Metabolite royalty, decreased approximately $4,000, or 2%, in 3QFY12 compared with 3QFY11. During fiscal year 2011, we also incurred royalty expense on the Enslein Metabolism Module; however, we signed an agreement to buy out this royalty agreement with Enslein Research of Rochester, New York on February 28, 2012 for $75,000, and as a result, we no longer have this royalty expense beginning 3QFY12.

Service cost, such as labor costs for trainings/workshops, analytical studies, and technical support, decreased approximately $23,000, or 26%, in 3QFY12 compared with 3QFY11 as a result of a lesser number of person-hours allocated to those services during 3QFY12 compared with 3QFY11.

Gross Profit

Gross profit increased $148,000, or 6.8%, to $2,334,000 in 3QFY12 from $2,186,000 in 3QFY11. We attribute this increase to increased revenue and decrease in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $113,000, or 14.5%. As a percentage of sales, SG&A increased to approximately 32.2% in 3QFY12 from approximately 29.5% in 3QFY11. The greatest increase is office rent, because we now pay the entire office lease after the sale of our former Words+ subsidiary on November 30, 2011. Although we sublease approximately 20% of the office space to Words+, the income from the sublease is recorded as Other Income and so does not directly offset the increase in SG&A. In 3QFY12, we were required to pay a new tax to the government of India on the sales we made in India. Other increases in SG&A expenses were trade shows, commissions, salaries, and payroll-related expenses, such as payroll taxes, 401k and insurances. Those increases outweighed decreased consulting fees, equipment rental, legal fees, and recruiting costs.

Research and Development

We incurred approximately $455,000 of research and development costs during 3QFY12. Of this amount, $227,000 was capitalized and $228,000 was expensed. In 3QFY11, we incurred $316,000 of research and development costs, of which $216,000 was capitalized and $100,000 was expensed. The increase of $139,000, or 44.0%, in total research and development expenditures from 3QFY11 to 3QFY12 was due to laboratory experimental costs for our new chemical entity malaria project, staff increases, and salary increases for existing staff.

Other income (expense)

Net other income (expense) increased by $20,000, or 34.3%, to $77,000 in 3QFY12 from $57,000 in 3QFY11. This is due to fact that we received sublease payments from Words+ for their rented space.

Provision for Income Taxes

The provision for income taxes increased by $102,000, or 31.6%, to $423,000 in 3QFY12 from $321,000 in 3QFY11. This apparent increase is the result of R&D Tax Credits in 3QFY11 that were higher than this year’s, in spite of the fact that our R&D expenditures this year were considerably higher. Last year, the R&D Tax Credits for the first two quarters were underestimated. When the actual tax return was filed in 3QFY11 (for FY2010), a higher R&D Tax Credit was discovered than had been estimated for the first 6 months of FY2011. Adjusting this for the correct Year-to-Date amount resulted in a reduced tax rate for 3QFY11. This change causes the income tax provision in 3QFY12 to appear to be much higher than 3QFY11. Actual taxes are calculated after the end of the fiscal year once financials for the entire year are known. We estimate our net income tax rate will be approximately 33~36% for the entire FY2012.

Income from Continuing Operations

Net income from continuing operations decreased by $175,000, or 16.8%, to $869,000 in 3QFY12 from $1,044,000 in 3QFY11. We attribute this decrease to an increase in operating expenses and income taxes which outweighed an increase in gross profit and other income.

Comparison of Nine months Ended May 31, 2012 and May 31, 2011.

The following table sets forth our consolidated statements of operations (in thousands) and the percentages that such items bear to net sales:

	Nine months Ended
	05/31/12		05/31/11
Net sales	$7,809	100%	$7,312		100%
Cost of sales	1,187	15.2	1,243	*	17.0
Gross profit	6,622	84.8	6,069		83.0
Selling, general and administrative	2,547	32.6	2,213	*	30.3
Research and development	745	9.5	428	*	5.9
Total operating expenses	3,292	42.2	2,641		36.1
Income from operations	3,330	42.6	3,428		46.9
Other income	285	3.6	110		1.5
Net income before taxes	3,615	46.3	3,538		48.4
(Provision) for income taxes	(1,152)	(14.8)	(1,051)		(14.4)
Income (loss) from continuing operation	2,463	31.5%	2,487		34.0
Results of discontinued operations	(250)	(3.2)	42		0.6
Gain on disposal of discontinued operations, net	466	6.0	-		-
Net income	$2,679	34.3%	$2,529		34.6%

* Numbers in the prior year have been reclassified to conform to the current year’s presentation.

Net Sales

Net sales increased $497,000, or 6.8%, to $7,809,000 in the first nine months of fiscal quarter of 2012 (9moFY12) from $7,312,000 in the first nine months of fiscal quarter of 2011 (9moFY11). We attribute the increase in revenues due to an approximately $769,000, or 12% increase in software licenses from new customers as well as orders for additional licenses from existing customers. Our revenue from services (consulting, training, and workshops) decreased approximately $117,000 due to smaller scale of studies in 9moFY12 compared with 9moFY11. In 9moFY11, we also had grant revenue of approximately $155,000 while no such revenue was received in 9moFY12; however increases in revenue from software licenses outweighed the decreased revenue from services and grants.

Cost of Sales

Cost of sales decreased $56,000, or 4.5%. As a percentage of revenue, cost of sales decreased to 15.2% in 9moFY12 from 17.0% in 9moFY11.

A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost decreased approximately $24,000, or 5%, in 9moFY12 compared with 9moFY11.

Royalty expense, a variable cost related to sales of our GastroPlus core program as well as Accelrys (the original agreement with Symyx) Metabolite royalty, decreased approximately $3,000, or 1%, in 9moFY12 compared with 9moFY11. During fiscal year 2011, we also incurred royalty expense on the Enslein Metabolism Module; however, we signed an agreement to buy out this royalty agreement with Enslein Research of Rochester, New York on February 28, 2012 for $75,000, and as a result we no longer have this royalty expense beginning with the current reporting period.

Service cost, such as labor costs for trainings/workshops, analytical studies, technical support, and others decreased approximately $29,000, or 8%, in 9moFY12 compared with 9moFY11 as a result of fewer person-hours allocated to those services during 9moFY12 compared with 9moFY11.

Gross Profit

Gross profit increased $553,000, or 9.1%, to $6,622,000 in 9moFY12 from $6,069,000 in 9moFY11. We attribute this increase to increased revenue which outweighed the increase in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $334,000, or 15.1%, to $2,547,000 in 9moFY12 from $2,313,000 in 9moFY11. As a percentage of sales, SG&A also increased to approximately 32.6% in 9moFY12 from approximately 30.3% in 9moFY11. The major increases in SG&A expenses were commissions, advertising, trade shows, marketing labor cost, stipends to board members as we had more board meetings in 9moFY12, insurance, taxes to Indian government, and legal fees associated with consultation on the potential Entelos’ assets purchase. Office lease expensed also increased due to the fact that we no longer share 50% of the cost with Words+. Although we sublease approximately 20% of our office space, income from the sublease is recorded as Other Income. Those increases outweighed decreased consultant fees, equipment rental, and recruiting costs.

Research and Development

We incurred approximately $1,464,000 of research and development costs during 9moFY12. Of this amount, $719,000 was capitalized and $745,000 was expensed. In 9moFY11, we incurred $1,046,000 of research and development costs, of which $618,000 was capitalized and $428,000 was expensed. The increase of $418,000, or 40.0%, in total research and development expenditures from 9moFY11 to 9moFY12 was due to laboratory experimental costs for our new chemical entity malaria project, staff increases, and salary and bonus increases for existing staff.

Other income (expense)

Net other income (expense) increased by $175,000, or 158.4%, to $285,000 in 9moFY12 from $110,000 in 9moFY11. This is due to fact that we invoiced in US dollar currency rather than Japanese yen in part of 9moFY11 in accordance with our Japanese distributor’s request, resulting in a larger gain from currency exchange in 9moFY12. In addition, sublease payments from Words+ for their rented space are reported under Other Income.

Provision for Income Taxes

The provision for income taxes increased by $101,000, or 9.7%, to $1,152,000 in 9moFY12 from $1,051,000 in 9moFY11 due to increase in estimated tax rate in FY2012. We are estimating our tax rate to be approximately 33~36% in FY2012.

Income from Continuing Operations

Net income from continuing operations decreased by $24,000, or 1.0%, to $2,463,000 in 9moFY12 from $2,487,000 in 9moFY11. We attribute this decrease to an increase in operating expense and taxes which outweighed an increase in gross profit and other income..

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we have been compensated in Japanese yen by Japanese customers and PRC Yuan by Chinese customers. The most of the time during 9moFY12, our business transactions were in U.S. dollars. As a result, we experienced a larger gain in 9moFY12 while we had a small gain in 9moFY11 during which we invoiced in Japanese yen in accordance with customers’ requests. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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
The California Franchise Tax Board (“FTB”) audited us for the fiscal years ended (“FYE”) August 31, 2007 and 2008 for which we claimed $54,009 and $14,661 refunds, respectively. We were informed that FTB would refund our claims; however they have now continued their audit to include FYE 2009 and 2010, and are reviewing 2007 and 2008 R&D credits since those credits were carried forward to FYE 2009 and 2010. The outcome of this audit may result in a change to the tax liability for those tax years

We also received a notice from Internal Revenue Service that the fiscal year ended August 31, 2007 was selected for examination. We claimed $188,114 refund for this tax period. The outcome of the examination may result in changes in the refund amount.

Item 6.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of Simulations Plus, Inc. (1)
3.2	Amended and Restated Bylaws of Simulations Plus, Inc. (1)
4.1	Articles of Incorporation of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.1 hereof) and Bylaws of Simulations Plus, Inc. (incorporated by reference to Exhibit 3.2 hereof)
4.2	Form of Common Stock Certificate (1)
4.3	Share Exchange Agreement (1)
10.1	Simulations Plus, Inc. 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1)
10.24	Exclusive License Software Agreement by and between Simulations Plus, Inc. and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.45	Employment Agreement by and between the Company and Walter S. Woltosz (5)
10.46	Simulations Plus, Inc. 2007 Stock Option Plan (the “2007 Option Plan”) (6)
10.47	Lease extension agreement by and between Simulations Plus, Inc. and Crest Development (7)
10.48	Employment Agreement by and between the Company and Walter S. Woltosz (8) (†)
10.49	Bill of Sale by and between Simulations Plus, Inc. and Entelos, Inc. dated September 19, 2011 (9)
10.50	Stock Purchase Agreement by and among Simulations Plus, Inc., Words+, Inc., and Prentke Romich Company dated November 15, 2011 (10)
10.51	Departure of a director and an election of a new director (11)
10.52	Appointment of a new officer (12)

31.1	Rule 13a-14(a)/15d-14(a) – Certification of Chief Executive Officer (CEO). (13)
31.2	Rule 13a-14(a)/15d-14(a) – Certification of Chief Financial Officer (CFO). (13)
32	Section 1350 – Certification of CEO and CFO. (13)

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

______________

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-91592) filed on June 28, 2002.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(6)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2009.
(7)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(8)	Incorporated by reference to the Company’s Form 10-K filed November 29, 2011 (Commission No. 001-32046)
(9)	Incorporated by reference to the Company’s Form 8-K filed September 22, 2011 (Commission No. 001-32046)
(10)	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011 (Commission No. 001-32046)
(11)	Incorporated by reference to the Company’s Form 8-K filed March 1, 2012 (Commission No. 001-32046)
(12)	Incorporated by reference to the Company’s Form 8-K filed March 7, 2012 (Commission No. 001-32046)
(13)	Filed herewith
29

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 11, 2012.

Simulations Plus, Inc.

By:	/s/ MOMOKO BERAN
Momoko Beran Chief Financial Officer

Date:  July 11, 2012

