Form 10-Q
period 2012-11-30
SIMULATIONS PLUS INC
filed 2013-01-14
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934

for the quarterly period ended November 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 11, 2013 was 16,021,309 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended November 30, 2012

SIMULATIONS PLUS, INC. CONDENSED BALANCE SHEETS

at November 30, 2012 (Unaudited) and August 31, 2012 (Audited)

ASSETS
	November 30,	August 31,
	2012	2012
Current assets
Cash and cash equivalents	$11,379,378	$12,701,075
Income tax refund receivable	153,896	153,896
Accounts receivable, net of allowance for doubtful accounts of $0	1,720,669	1,451,864
Contracts receivable	140,522	18,893
Prepaid income taxes	96,022	–
Prepaid expenses and other current assets	115,764	150,856
Deferred income taxes	177,921	193,712
Total current assets	13,784,172	14,670,296
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $5,266,775 and $5,084,691	2,559,466	2,479,468
Property and equipment, net (note 3)	98,358	107,410
Intellectual property, net of accumulated amortization of $5,625 and $3,750	69,375	71,250
Other assets	18,445	18,445
Total assets	$16,529,816	$17,346,869

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$194,107	$177,509
Accrued payroll and other expenses	322,805	312,912
Accrued bonuses to officer	15,000	60,000
Accrued income taxes	–	733,233
Deferred revenue	207,228	131,782
Total current liabilities	739,140	1,415,436

Long-term liabilities
Deferred income taxes	819,405	788,857
Total liabilities	1,558,545	2,204,293

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 15,927,806 and 15,923,019 shares issued and outstanding	4,399	4,399
Additional paid-in capital	4,666,465	4,628,366
Retained earnings	10,300,407	10,509,811

Total shareholders' equity	14,971,271	15,142,576

Total liabilities and shareholders' equity	$16,529,816	$17,346,869

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended November 30,

(Unaudited)

	2012	2011

Net sales	$2,290,094	$2,247,956
Cost of sales	386,870	352,370
Gross profit	1,903,224	1,895,586
Operating expenses
Selling, general, and administrative	931,060	859,681
Research and development	180,335	92,367
Total operating expenses	1,111,395	952,048

Income from operations	791,829	943,538

Other income (expense)
Interest income	13,728	21,873
Interest expense	–	(3)
Miscellaneous Income	15,404	–
Gain on currency exchange	74,654	98,386
Total other income (expense)	103,786	120,256
Income from continuing operations before provision for income taxes	895,615	1,063,794
Provision for income taxes	(308,629)	(308,695)
Income from continuing operations	586,986	755,099

Discontinued operations:
Loss from discontinued operations, net of tax	–	(249,898)
Gain on sale of Words+, net of tax	–	465,820
Results of discontinued operations	–	215,922

Net Income	$586,986	$971,021

Basic earnings per share:
Continuing operations	$0.04	$0.05
Discontinued operations	–	0.01
Net basic earning per share	$0.04	$0.06
Diluted earnings per share
Continuing operations	$0.04	$0.05
Discontinued operations	–	0.01
Net basic earning per share	$0.04	$0.06

Weighted-average common shares outstanding
Basic	15,927,806	15,572,943
Diluted	16,365,552	16,129,535

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended November 30,

(Unaudited)

	2012	2011
Cash flows from operating activities
Net income	$586,986	$971,021
Adjustments to reconcile net income to net cash provided by operating activities
(Income)/Loss from Discontinued Operations	–	(215,922)
Depreciation and amortization of property and equipment	10,690	9,037
Amortization of customer relationships	–	998
Amortization of intellectual property	1,875	–
Amortization of capitalized computer software development costs	182,085	157,200
Stock-based compensation	38,099	26,355
Deferred income taxes	46,339	250,002
(Increase) decrease in
Accounts receivable and Contracts receivable	(390,434)	(66,869)
Prepaid expenses and other assets	(60,930)	17,171
Increase (decrease) in
Accounts payable	16,598	138,287
Accrued payroll and other expenses	9,893	19,311
Accrued Bonus	(45,000)	44,950
Accrued income taxes	(733,233)	160,003
Deferred revenue	75,446	(32,709)
Net cash provided by (used in) operating activities of continuing operations	(261,586)	1,478,835

Net cash (used in) operating activities of discontinued operations	–	(688,862)
Net cash provided by (used in) operating activities	(261,586)	789,973

Cash flows from investing activities
Proceeds from sale of Words+, Inc.	–	1,973,096
Purchases of property and equipment	(1,638)	(86,518)
Capitalized computer software development costs	(262,083)	(201,892)
Net cash provided by (used in) investing activities of continuing operations	(263,721)	1,684,686
Net cash provided by investing activities of discontinued operations	–	6,532
Net cash provided by (used in) investing activities	(263,721)	1,691,218

Cash flows from financing activities
Declaration of dividends	(796,390)	–
Net cash (used in) financing activities of continuing operations	(796,390)	–

Net increase (decrease) in cash and cash equivalents from continuing operations	(1,321,697)	3,163,521
Net (decrease) in cash and cash equivalents from discontinued operations	–	(682,330)
Net increase (decrease) in cash and cash equivalents	(1,321,697)	2,481,191
Cash and cash equivalents, beginning of year	12,701,075	10,181,049
Cash and cash equivalents, end of period	$11,379,378	$12,662,240

Supplemental disclosures of cash flow information
Interest paid	$–	$3
Income taxes paid	$1,091,545	$170,000

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2012 and 2011

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2012, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on November 15, 2012. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

As further discussed in note 10 below, we sold all of the common stock of our 100% owned subsidiary, Words+, Inc. (“Words+”), on November 30, 2011.

Note 2: SIGNIFICANT ACCOUNTING POLICIES

Estimates

Our condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Actual results could differ from those estimates. Significant accounting policies for us include revenue recognition, accounting for capitalized computer software development costs, valuation of stock options, and accounting for income taxes.

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

We recognize revenue from collaboration research and revenue from grants equally over their terms. However, we recognize contract study revenue using the percentage-of-completion method, depending upon how the contract studies are engaged, in accordance with ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. To recognize revenue using the percentage-of-completion method, we must determine whether we meet the following criteria: 1) there is a long-term, legally enforceable contract, 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

We analyze the age of customer balances, historical bad debt experience, customer creditworthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If we determine that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. Prior to the sale of our former Words+ subsidiary, the Company also estimated the contractual discount obligation for third-party funding, such as Medicaid and private insurance companies. Those estimated discounts were reflected in the allowance for doubtful accounts and contractual discounts and included in discontinued operations. Although we experienced significant collection problems with our former Words+ subsidiary, we have never had a customer fail to pay on the pharmaceutical software and services side of the business, which now constitutes our entire business.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $182,085 and $157,200 the three months ended November 30, 2012 and 2011, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The following table summarizes fair value measurements by level at November 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$ 11,379,378	$ -	$ -	$ 11,379,378

Total	$ 11,379,378	$ -	$ -	$ 11,379,378

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

Income Taxes

We utilize FASB ASC 740-10, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for the fiscal quarter ended November 30, 2012 was $1,875. Accumulated amortization as of November 30, 2012 was $5,625.

Customer relationships

The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method. Amortization expense for the three months ended November 30, 2012 and 2011 amounted to $0 and $998 respectively. Accumulated amortization as of November 30, 2012 and 2011 was $128,042 and $127,169, respectively.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2012 and 2011 were as follows:

9

	11/30/2012	11/30/2011

Numerator
Net income attributable to common shareholders	$586,986	$971,021

Denominator
Weighted-average number of common shares outstanding during the 3 months of FY13 and FY12	15,927,806	15,572,943

Dilutive effect of stock options	437,746	556,592
Common stock and common stock equivalents used for diluted earning per share	16,365,552	16,129,535

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $38,099 and $80,139 for the three months ended November 30, 2012 and 2011, respectively, and is included in the condensed statements of operations as Selling, General and Administration (SG&A), and Research and Development expense. As of November 30, 2011, the unvested options for employees who terminated due to sale of Words+, Inc. became fully vested. As a result, the unamortized portion of such stock-based compensation for those employees was expensed in full during the first fiscal quarter ended November 30, 2011. There was no incremental cost associated with the accelerated vesting of these options.

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

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after February 28, 2012. We adopted this standard in the first quarter of 2013. We believe adoption did not have a material effect on the Company’s financial statements.

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

Note 3: Property and Equipment

Property and equipment as of November 30, 2012 consisted of the following:

Equipment	$123,062
Computer equipment	274,200
Furniture and fixtures	48,813
Leasehold improvements	53,898
Sub total	499,973
Less: Accumulated depreciation and amortization	(401,615)
Net Book Value	98,358

Note 4: COMMITMENTS AND CONTINGENCIES

Employment Agreement

On July 22, 2012, the Company entered into an employment agreement with its President/Chief Executive Officer that expires in August 2013. The employment agreement provides for an annual base salary of $300,000 per year, and a performance bonus in an amount not to exceed 10% of Employee’s salary, or $30,000 per year, at the end of each fiscal year. The specific amount of the bonus to be awarded will be determined by the Compensation Committee of the Board of Directors, based on the financial performance and achievements of the Company for the previous fiscal year. The agreement also provides Employee stock options, exercisable for five years, to purchase fifty (50) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 120,000 options over the term of the agreement. The Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

For fiscal year 2012, the Compensation Committee awarded a $30,000 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was paid in September 2012.

Litigation

We are not a party to any litigation at this time and we are not aware of any pending litigation of any kind.

Note 5: SHAREHOLDERS’ EQUITY

Dividend

The Board of Directors declared cash dividends during fiscal year 2012. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
02/21/2012	03/01/2012	15,813,844	$0.05	$790,692
04/27/2012	05/08/2012	15,923.019	$0.05	$796,151
08/07/2012	08/10/2012	15,923.019	$0.05	$796,151
Total				$2,382,994

The Board of Directors also declared cash dividend during the first quarter of fiscal year 2013.

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/08/2012	11/13/2012	15,927,806	$0.05	$796,390

Total				$796,390

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

Qualified Incentive Stock Options (Qualified ISO)

As of November 30, 2012, employees hold Qualified ISO to purchase 709,800 shares of common stock at exercise prices ranging from $1.00 to $5.06 which were granted prior to November 30, 2012.

Transactions in FY13	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life

Outstanding, August 31, 2012	689,800	$ 1.74
Granted	20,000	$ 5.06
Outstanding, November 30, 2012	709,800	$ 1.84	4.29
Exercisable, November 30, 2012	473,100	$ 1.44	3.81

Non-Qualified Incentive Stock Options (Non-Qualified ISO)

As of November 30, 2012, the outside members of the Board of Directors hold options to purchase 36,600 shares of common stock at exercise prices ranging from $1.67 to $6.68, which were granted prior to November 30, 2012.

Transactions in FY13	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life

Outstanding, August 31, 2012	36,600	$ 3.47
Outstanding, November 30, 2012	36,600	$ 3.47
Exercisable, November 30, 2012	19,400	$ 3.14

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified ISO, was 5.00 years at November 30, 2012. The exercise prices for the options outstanding at November 30, 2012 ranged from $1.00 to $6.68, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	382,700	4.5 years	$1.07	311,900	4.1 years	$1.08
$1.51	$3.00	154,600	3.9 years	$1.88	122,200	3.0 years	$1.73
$3.01	$4.50	185,100	4.7 years	$3.26	54,400	4.8 years	$3.10
$4.51	$6.68	24,000	4.8 years	$5.33	4,000	4.8 years	$6.68
		746,400	4.5 years	$1.92	492,500	3.9 years	$1.51

Note 6: RELATED PARTY TRANSACTIONS

As of November 30, 2012, included in bonus expenses to officers was $45,000, of which $15,000 was accrued bonus representing an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996. The other $30,000, paid in September 2012, was FY2012 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was approved by the compensation committee during the quarter ended November 30, 2012.

NOTE 7: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that International sales accounted for 55% and 41% of net sales for the three months ended November 30, 2012 and 2011, respectively. Four customers accounting for 22%, 14% (a dealer account in Japan representing various customers), 12%, and 8% of net sales during the three months ended November 30, 2012, compared with four customers accounting for 25%, 10%, 9% (a dealer account in Japan representing various customers), and 8% of net sales during the three months ended November 30, 2011.

Accounts receivable concentration shows that four customers comprised 17% (a dealer account in Japan representing various customers), 16%, 11%, and 7% of accounts receivable at November 30, 2012, and three customers comprised 21% (a dealer account in Japan representing various customers), 19%, and 8% of accounts receivable at November 30, 2011.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

The majority of our customers are in the pharmaceutical industry. During the current economic downturn, we have seen consolidations in the pharmaceutical industry, especially in this first fiscal quarter of 2013. Although we have not seen any significant reduction in total revenues to date, our growth rate has been affected. Continued consolidation and downsizing in the pharmaceutical industry could have an impact on our revenues and earnings going forward.

Note 8: Segment and Geographic Reporting

We allocate revenues to geographic areas based on the locations of our customers. Geographical revenues for the three months ended November 30, 2012 and 2011 were as follows (in thousands):

	North America	Europe	Asia	South America	Total
November 30, 2012	$ 1,033	$ 598	$ 659	$ -	$ 2,290
November 30, 2011	1,313	395	531	10	2,249

Prior to the sale of Words+ on November 30, 2011, the Company operated in two business segments, which consisted of the pharmaceutical software and services business and the augmentative communication device business. Upon the sale of Words+ on November 30, 2011, the Company ceased operations in the augmentative communication device business. The results of this former business segment are presented as discontinued operations in the accompanying financial statements. The pharmaceutical software and services segment, which represents the Company’s ongoing business, is presented as continuing operations.

Note 9: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $20,814 and $19,132 for the three months ended November 30, 2012 and 2011, respectively.

Note 10: DISCONTINUED OPERATIONS

On November 30, 2011, we sold our interest in Words+, Inc. for $1,973,096 in cash. Words+ operations are now presented as discontinued operations in accordance with accounting rules related to the disposal of long-lived assets.

We recognized a gain of $465,820, net of tax, from this sale, which is included in income from discontinued operations in our condensed statement of operations for the fiscal quarter ended November 30, 2011. The revenue and expenses of discontinued operations for the first fiscal quarter of 2011 and the fiscal year ended August 31, 2011 are as follows:

(in thousand)	Period from 09/01/11 to 11/30/11	For the fiscal year ended 08/31/11
Net sales	$479	$2,981
Cost of sales	265	1,381
Gross profit	214	1,600
Selling, general and administrative	563	1,466
Research and development	55	64
Total operating expenses	618	1,530
Income (Loss) from discontinued operations	(404)	70
Other income	–	2
Income (Loss) from discontinued operations before income taxes	(404)	72
(Provision for) income taxes	154	–
Results from discontinued operations, net of tax	$(250)	$72

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

Note 11: SUBSEQUENT EVENT

From December 1, 2012 to January 11, 2013, an additional 93,503 shares were issued as a result of options exercised.

As a tax benefit to our shareholders considering the increase in federal income tax for capital gains in 2013, the Board of Directors declared an accelerated cash dividend, $0.14 per share, on December 13, 2012, consisting of all of the planned February 2013 distribution of $0.05 per share, plus $0.03 per share of the planned $0.05 per quarter per share for the remaining three fiscal quarters ending in calendar year 2013.

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

General

BusinesS

Simulations Plus, Inc., incorporated in 1996, develops and produces software for use in pharmaceutical research and for education, as well as provides contract research services to the pharmaceutical industry. Simulations Plus also took over responsibility for producing a personal productivity software program called Abbreviate! originally spun out of products for the disabled by its former subsidiary, Words+, for the retail market. Words+, founded in 1981, produces computer software and specialized hardware for use by persons with disabilities. The Words+ subsidiary was sold effective November 30, 2011, and has been treated as “discontinued operations” in the financial statements.

We currently offer five software products for pharmaceutical research: ADMET Predictor™, MedChem Designer™, MedChem Studio™, DDDPlus™, and GastroPlus™. We call the combination of ADMET Predictor, MedChem Studio, and MedChem Designer our ADMET Design Suite™.

ADMET Predictor

ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) Predictor is a computer program that takes molecular structures as inputs and predicts over 140 different properties for them at the rate of about 200,000 compounds per hour on a laptop computer. ADMET Predictor has been consistently top-ranked in peer-reviewed, independent comparison studies for predictive accuracy, while generating its results at this very high throughput rate. This capability lets a pharmaceutical scientist rapidly screen large numbers of molecules. The current state-of-the-art of this type of software allows identifying molecules that are highly likely to fail as potential drug candidates before synthesizing and testing them. Thus, millions of “virtual” compounds can be created and screened in a day, compared to potentially months of work to synthesize and test as little as a few tens or hundreds of actual compounds. This capability enables chemists to investigate a much larger “chemical space” in their search for new medicines.

The ADMET Modeler™ subprogram that is integrated into ADMET Predictor enables scientists without model-building experience to use their own experimental data to quickly create high-quality, proprietary predictive models using the same powerful modeling methods we use to build our top-ranked property predictions. Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year, resulting in large databases of experimental data. Using this proprietary data to build predictive models can provide a second return on their investment; however, model building has traditionally been a tedious activity performed by specialists.

We released Version 6.0 of ADMET Predictor in May 2012. This new version incorporates a new feature that enables users to generate likely metabolites for any molecule using an embedded version of our MedChem Designer program. It also increases the number of predictive models for metabolism and toxicity, and refines many of our earlier predictions. We are also progressing with curating the scientific literature for a much larger data set for certain enzymes known as the cytochrome P450 (“CYP”) family to further enhance our predictive capabilities for metabolism. These improvements to metabolism and metabolite prediction are available via MedChem Designer and MedChem Studio for customers who also license ADMET Predictor.

MedChem Designer

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

When coupled with a license for ADMET Predictor, MedChem Designer becomes a de novo design tool for medicinal chemists. With it, they can draw one or more molecular structures, then click on the ADMET Predictor icon and have over 140 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index. They can also click on an icon to generate likely metabolites and predict their properties and a ADMET Risks as well. ADMET Risk provides a single number that tells the chemist how many threshold values for more than 20 predicted properties were crossed (or violated) by each structure. Thus, in a single number, the chemist can instantly compare the effects of different structural changes in more than 20 dimensions. As chemists attempt to modify structures to improve one property, they often cause others to become unacceptable. Without ADMET Risk, the chemist would have to separately examine many key properties for each new molecule to check whether any became unacceptable as a result of changing the structure.

We released MedChem Designer 2.0 in May 2012 with its new capabilities, including showing the most likely metabolites that would be produced from a parent molecule by the most common CYP enzymes. With this capability, the chemist can not only see predicted likely metabolites, but can also use ADMET Predictor to assess whether any of the predicted metabolites would be likely to result in unacceptable adverse effects. When a molecule that could have been a good medicine is converted into a toxic metabolite, it can be rendered dangerous or useless. The ability to predict likely metabolites and their properties is another way to reduce the number of molecules that are taken forward into development only to fail at a later stage after considerable time and money have been expended.

MedChem Studio

Over the past several years, MedChem Studio updates have resulted in a very powerful tool for medicinal and computational chemists for both data mining and for designing new drug-like molecules.

While MedChem Designer can be used to refine a small number of molecules, refining a very large number of molecules down to a few promising lead candidates is the primary function of MedChem Studio (with ADMET Predictor). MedChem Studio has features that enable it to generate very large numbers of new molecular structures using a variety of de novo design methods. Coupled with ADMET Predictor, we believe the two programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high-throughput screening experiments to find the most promising classes (groups of molecules with a large part of their structures the same) and molecules that are active against a particular target. In addition, MedChem Studio with ADMET Predictor can take an interesting (but not acceptable) molecule and very quickly generate many thousands of high quality analogs (i.e., similar new molecules) using a variety of design algorithms to generate new molecules that are predicted (via ADMET Predictor) to be both active against the target as well as acceptable in a variety of ADMET properties. MedChem Designer (see above) is also a part of MedChem Studio, so the user can click on the MedChem Designer icon and bring up the drawing window to investigate how further modifications to the structures of interesting molecules generated by MedChem Studio can improve their properties.

MedChem Studio version 3.0 was released in May 2012.

NCE Project

In March 2011, we initiated our own project to design new molecules (NCEs, or New Chemical Entities) using the ADMET Design Suite (MedChem Studio/MedChem Designer/ADMET Predictor) based on our belief in the suite’s exceptional capabilities. We selected as a target the malaria parasite Plasmodium falciparum, both because there is an unmet need for a very low-cost cure, and because we believed that external funding opportunities might exist if we were successful in generating high-quality lead compounds using our software. We completed the design process in September 2012 and we announced that we had requested quotations from chemical synthesis companies for the cost and time to make a small set of molecules. Five molecules of our own design were synthesized and tested for inhibition of the parasite at the University of California at Riverside. In addition, two precursors (almost the final designed structures, but a step away in synthesis) were tested. We were hoping that at least one would show inhibition of the growth cycle of the parasite.

Every molecule showed activity against the parasite at less than micromolar concentrations, with two showing activity at less than 100 nanomolar concentration (high potency) against the drug-sensitive strain of the parasite. They were then tested against the drug-resistant strain of the malaria parasite, and again potency was observed, with two molecules showing nanomolar activity. Several of these molecules were sent to another outside laboratory for additional experiments to measure a few key properties to compare the values versus our ADMET Predictor predictions. Our predictions for solubility, ionization constants (pKa), and lipophilicity were all well within accepted tolerances. Metabolism by human liver microsomes was much faster than predicted, probably due to metabolism by pathways our models do not yet predict. These molecules were only expected to be good lead molecules, not to be final drug molecules, so further structural changes to these lead compounds might meet all requirements for an approved drug. We are now communicating with outside organizations to seek funding to carry on this work on a larger scale.

Recognize that our goal for this project was not actually to cure malaria, but to demonstrate that using our software tools to quickly and efficiently analyze high-throughput data, to generate new molecular structures, and to assess their qualities via ADMET Predictor, could result in high-quality lead candidates in a fraction of the time and cost usually required to reach that stage of drug development. We accomplished that and we have been presenting our results in scientific meetings and in webinars to a worldwide audience. We expect to repeat this demonstration for a different therapeutic target in the coming months.

DDDPlus

DDDPlus simulates in vitro laboratory experiments used to measure the rate of dissolution of the drug and, if desired, the additives (excipients) contained in tablets and capsules under a variety of experimental conditions. This software program is used by formulation scientists in industry and the U.S. Food and Drug Administration (FDA) to (1) understand the physical mechanisms affecting the dissolution rate for various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, and (3) to design in vitro dissolution experiments to better mimic in vivo conditions.

Development efforts for DDDPlus during fiscal year 2012 were limited because of priorities on other programs.

GastroPlus

Our flagship product and largest source of revenues is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently in widespread use at pharmaceutical companies, the FDA, the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. Because of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (“OrBiTo”). OrBiTo is a collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of Europe, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of any other members. We believe participation in this initiative enables us to benefit from and to contribute to advancing the prediction of human oral absorption from preclinical data.

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

We are expecting to release version 8.5 of GastroPlus in early 2013. This interim release adds several new capabilities requested by customers.

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

During the first quarter of fiscal year 2013 we continued to work on our 5-year collaboration agreement with the Center for Food Safety and Applied Nutrition (CFSAN) of the FDA. FDA scientists and our scientists are using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. During the first year of this collaboration, we analyzed FDA databases and worked with FDA scientists to ensure that the FDA data to be used for building new predictive models is as accurate as we can reasonably make it. Both FDA scientists and our scientists are building a series of models to classify new compounds as toxic or nontoxic from FDA datasets. Included in this effort was a special modification to ADMET Predictor to allow the user to set a minimum value for specificity or sensitivity when building a model. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that determined all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one usually results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

STRATEGY

Our business strategy is to do the things we need to do to promote growth both organically (by expanding our current products and services through in-house efforts) and by acquisition. We believe in the “Built to Last” approach - that the fundamental science and technologies that underlie our business units are the keys both to improving our existing products and to expanding the product line with new products that meet our various customers’ needs. The search for suitable acquisitions continues to be a high priority.

With our significant cash reserves, we continue to seek suitable acquisitions. Because we have been unable to identify suitable acquisitions and our cash continues to accumulate, the board of directors declared a $0.05 per share per quarter cash dividend that began in February 2012 and was paid in May, August, and November 2012. The board declared an accelerated cash dividend consisting of the February, 2013 dividend of $0.05 per share per quarter plus $0.03 per share from each of the expected May, August, and November 2013 dividends of $0.05 per share per quarter for a total of $0.14 per share, which was distributed on December 28, 2012, in order to provide our shareholders with the income tax benefits from lower capital gains rates in 2012 over 2013. Although we expect the dividends for the 2nd through 4th quarters to consist of the remaining $0.02 per share per quarter, there can be no assurances that such dividends will be distributed, or if so , whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Discontinued Operations

On November 30, 2011 we sold our entire interest in our 100% owned Words+ subsidiary, an augmentative and alternative communication device manufacturer, for aggregate gross proceeds of $1.97 million. We recognized a gain of approximately $465,820, net of tax, from the sale of Words+, which is included as discontinued operations in our statement of operations for the fiscal quarter ended November 30, 2011. The difference between the sales price and the net gain is a result of adjustments to net working capital from August 31, 2011 until the closing on November 30, 2011, legal fees, auditing fees, tax specialist’s fees, and severance compensation for terminated employees.

Results of Operations

Comparison of Three Months Ended November 30, 2012 and 2011.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	11/30/12		11/30/11
Net sales	$2,290	100%	$2,248		100%
Cost of sales	387	16.9	352		15.7
Gross profit	1,903	83.1	1,896		84.3
Selling, general and administrative	931	40.7	860	*	38.3
Research and development	180	7.9	92	*	4.1
Total operating expenses	1,111	48.5	952		42.4
Income from continuing operations	792	34.6	944		42.0
Other income	104	4.5	120		5.3
Income from continuing operations before taxes	896	39.1	1,064		47.3
(Provision for) income taxes	(309)	(13.5)	(309)		(13.7)
Income from continuing operations	587	25.6	755		33.6
Loss from discontinued operations, net	–	–	(250)		(11.1)
Gain on disposal of discontinued operations, net	–	–	466		20.7
Results of discontinued operations	–	–	216		9.6
Net income	$587	25.6%	$971		43.2%

* Numbers in the prior year have been reclassified to conform to the current year’s presentation.

Net Sales

Net sales increased $42,000, or 1.9%, to $2,290,000 in the first fiscal quarter of Fiscal Year 2013 (“1QFY13”) from $2,248,000 in the first fiscal quarter of Fiscal Year 2012 (“1QFY12)”. We attribute the increase in revenues due to an approximately $103,000 increase in services, such as collaboration and analytical studies which outweighed decreases in revenue from software licenses by $61,000. The revenue from licenses in 1QFY13 was unusually low due to the announced closure of the Hoffmann La Roche facility at Nutley, New Jersey, and a merger of another one of our customers; however the increase in revenue from services outweighed the decreases in revenue from software licenses.

Cost of Sales

Cost of sales increased by $35,000, or 9.8%, to $387,000 in 1QFY13 from $352,000 in 1QFY12. As a percentage of revenue, it also increased from 15.7% in 1QFY12 to 16.9%. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $25,000, or 16%, in 1QFY13 compared with 1QFY12. Royalty expense, another significant portion of cost of sales, increased approximately $1,000, or 1%, in 1QFY13 compared with 1QFY12. We pay a royalty on the core GastroPlus software licenses but not on its optional modules. We also pay royalties to Accelrys on a portion of the ADMET Predictor Metabolism Module. Workshop costs increased by $34,000 because we had two workshop programs in 1QFY13 while there was only one workshop in 1QFY12.

Gross Profit

Gross profit increased $7,000, or 0.4%, to $1,903,000 in 1QFY13 from $1,896,000 in 1QFY12. We attribute this increase to increased revenue outweighing increased cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $71,000, or 8.3%, to $931,000 in 1QFY13 from $860,000 in 1QFY12. The major increases in SG&A expense were:

•	Commission expense – we incurred commissions to our Japanese and Chinese dealers as they increased their sales, and
•	We incurred the same M&A consultant fees in 1QFY13 and 1QFY12; however, all M&S consultant fees incurred in FY12 were converted to selling expense as part of the commission for the sale of our former Words+ subsidiary after the close of that sale. This conversion of consulting fees to selling expense (commission) gives the appearance of a $143,000 increase in consulting fees in 1QFY13 compared with 1QFY12.

The major decreases in SG&A expense were:

•	Marketing labor and travel costs – we made efforts to expand our market share in China by sending Life Science personnel to China demonstrating our products, and
•	Legal fees of approximately $54,000 in 1QFY12 were incurred related to our attempt to acquire certain assets of Entelos in bankruptcy court, while no such fee was incurred in 1QFY13.

The increases in SG&A expenses outweighed decreases.

Research and Development

We incurred approximately $442,000 of research and development costs during 1QFY13. Of this amount, $262,000 was capitalized and $180,000 was expensed. In 1QFY12, we incurred $294,000 of research and development costs, of which $202,000 was capitalized and $92,000 was expensed. The increase of $148,000, or 50%, in total research and development expenditures from 1QFY12 to 1QFY13 was due to additional staff time spent in Marketing by Life Scientists, which was increased by $52,000 in 1QFY13 from 1QFY12, and expansion of staff and increases in salaries for existing employees.

Other income (expense)

Net other income in 1QFY13 decreased by $16,000, or 13.7%, to $104,000 in 1QFY13 from $120,000 in 1QFY12. This is due to the lower interest income and lower currency exchange gain in 1QFY13 compared with 1QFY12.

Provision for Income Taxes

The provision for income taxes were $309,000 for both 1QFY13 and 1QFY12. However, our tax rate increased to 34 % in 1QFY13 from 29% in 1QFY12, due to no tax deduction in 1QFY13 for stock option exercises.

Income from Continuing Operations

Net income from continuing operations decreased by $168,000, or 22.3%, to $587,000 in 1QFY13 from $755,000 in 1QFY12. We attribute this decrease to an increase in operating expenses, which includes an increase of $143,000 due to converting consulting fees to Words+ selling expense, and decrease in other income which outweighed the increase in revenue.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles.

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
As of November 30, 2012, the Company’s tax returns for tax year ends August 31, 2009 and 2010 are under examination by the California Franchise Tax Board. The potential outcome of these examinations cannot be determined at this time.

In October 2012, the IRS completed their examination of our 2007 tax filing, the result of which was a decrease of $36,868 in the amount refundable. Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not resulted in a material impact on the Company’s financial position or results of operations.

Item 6.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company. (5)
3.2	Amended and Restated Bylaws of the Company. (5)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1)
10.2	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.3	The Company’s 2007 Stock Option Plan. (3)
10.4	Notice of Election to Extend Term of Lease by and between the Company and Crest Development LLC formerly Freeway Ventures LLC, dated July 29, 2010.(4)
10.5	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 22, 2011. (5) (†)
10.6	Bill of Sale by and between the Company and Entelos, Inc. dated September 19, 2011. (6)
10.7	Stock Purchase Agreement by and among the Company, Words+, Inc., and Prentke Romich Company dated November 15, 2011. (7)

31.1	Section 302 – Certification of the Principal Executive Officer. (8)
31.2	Section 302 – Certification of the Principal Financial Officer. (8)
32.1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer. (8)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

------------------

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2011.
(6)	Incorporated by reference to the Company’s Form 8-K filed September 22, 2011.
(7)	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011.
(8)	Filed herewith

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 14, 2013.

Simulations Plus, Inc.

Date: January 14, 2013	By: /s/ MOMOKO BERAN
Momoko Beran
Chief Financial Officer

