Form 10-Q
period 2013-02-28
SIMULATIONS PLUS INC
filed 2013-04-11
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended February 28, 2013

OR

[_]	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 8, 2013 was 16,021,309 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended February 28, 2013

Table of Contents

PART I. FINANCIAL INFORMATION

SIMULATIONS PLUS, INC. CONDENSED BALANCE SHEETS

at February 28, 2013 (Unaudited) and August 31, 2012 (Audited)

ASSETS
	February 28,	August 31,
	2013	2012
Current assets
Cash and cash equivalents	$9,754,861	$12,701,075
Income tax refund receivable	2,650	153,896
Accounts receivable, net of allowance for doubtful accounts of $0	2,535,816	1,451,864
Contracts receivable	86,995	18,893
Prepaid expenses and other current assets	168,351	150,856
Deferred income taxes	210,456	193,712
Total current assets	12,759,129	14,670,296
Long-term assets
Capitalized computer software development costs,net of accumulated amortization of $5,443,703 and $5,084,691	2,702,535	2,479,468
Property and equipment, net (note 3)	94,091	107,410
Intellectual property, net of accumulated amortization of $7,500 and $3,750	67,500	71,250
Other assets	18,445	18,445
Total assets	$15,641,700	$17,346,869

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$254,737	$177,509
Accrued payroll and other expenses	308,592	312,912
Accrued bonuses to officer	30,000	60,000
Accrued income taxes	27,859	733,233
Deferred revenue	222,735	131,782
Total current liabilities	843,923	1,415,436

Long-term liabilities
Deferred income taxes	876,968	788,857
Total liabilities	1,720,891	2,204,293

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 16,021,309 and 15,923,019 shares issued and outstanding	4,493	4,399
Additional paid-in capital	4,797,317	4,628,366
Retained earnings	9,118,999	10,509,811

Total shareholders' equity	13,920,809	15,142,576

Total liabilities and shareholders' equity	$15,641,700	$17,346,869

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended February 28 and 29,
(Unaudited)

	Three months ended		Six months ended
	2013	2012	2013	2012

Net sales	$3,118,121	$2,789,226	$5,408,215	$5,037,182
Cost of sales	498,778	396,566	885,648	748,936
Gross profit	2,619,343	2,392,660	4,522,567	4,288,246
Operating expenses
Selling, general, and administrative	854,983	956,325	1,786,043	1,656,438
Research and development	247,522	264,581	427,857	516,516
Total operating expenses	1,102,505	1,220,906	2,213,900	2,172,954

Income from operations	1,516,838	1,171,754	2,308,667	2,115,292

Other income (expense)
Interest income	17,074	25,083	30,802	46,956
Interest expense	–	–	–	(3)
Miscellaneous income	15,390	22,656	30,794	22,656
Gain on currency exchange	22,988	40,502	97,642	138,888
Gain (loss) from sale of assets	–	(433)	–	(433)
Total other income (expense)	55,452	87,808	159,238	208,064
Income from continuing operations before provision for income taxes	1,572,290	1,259,562	2,467,905	2,323,356
Provision for income taxes	(510,715)	(420,985)	(819,344)	(729,680)
Income from continuing operations	1,061,575	838,577	1,648,561	1,593,676

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	–	–	–	(249,898)
Gain on sale of Words+, net of tax	–	–	–	465,820
Results of discontinued operations	–	–	–	215,922

Net Income	$1,061,575	$838,577	$1,648,561	$1,809,598

Basic earnings per share:
Continuing operations	$0.07	$0.05	$0.10	$0.10
Discontinued operations	–	–	–	0.01
Net basic earning per share	$0.07	$0.05	$0.10	$0.11
Diluted earnings per share
Continuing operations	$0.06	$0.05	$0.10	$0.10
Discontinued operations	–	–	–	0.01
Net basic earning per share	$0.06	$0.05	$0.10	$0.11

Weighted-average common shares outstanding
Basic	16,004,397	15,635,898	15,965,890	15,604,420
Diluted	16,336,353	15,995,226	16,305,235	15,957,657

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three and six months ended February 28 and 29,
(Unaudited)

	2013	2012
Cash flows from operating activities
Net income	$1,648,561	$1,809,598
Adjustments to reconcile net income to net cash provided by operating activities
(Income)/Loss from Discontinued Operations	–	(215,922)
Depreciation and amortization of property and equipment	20,999	19,637
Amortization of customer relationships	–	1,622
Amortization of intellectual property	3,750	–
Amortization of capitalized computer software development costs	359,013	303,336
Excess tax benefits from share-based arrangements	(70,806)	–
Stock-based compensation	70,253	59,405
(Gain)/Loss from sale of assets	–	433
Deferred income taxes	71,367	140,053
(Increase) decrease in
Accounts receivable and Contracts receivable	(1,152,054)	(949,906)
Income tax receivable	151,246	–
Prepaid expenses and other assets	(17,495)	(16,479)
Increase (decrease) in
Accounts payable	77,228	211,711
Accrued payroll and other expenses	(4,320)	9,957
Accrued Bonus	(30,000)	60,000
Accrued income taxes	(634,568)	690,937
Deferred revenue	90,953	39,741
Net cash provided by operating activities of continuing operations	584,127	2,164,123
Net cash (used in) operating activities of discontinued operations	–	(688,862)
Net cash provided by operating activities	584,127	1,475,261

Cash flows from investing activities
Proceeds from sale of Words+, Inc.	–	1,973,096
Proceeds from sale of assets	–	200
Purchases of property and equipment	(7,680)	(90,350)
Purchase of royalty	–	(75,000)
Capitalized computer software development costs	(582,080)	(486,499)
Net cash provided by (used in) investing activities of continuing operations	(589,760)	1,321,447
Net cash provided by investing activities of discontinued operations	–	6,532
Net cash provided by (used in) investing activities	(589,760)	1,327,979

Cash flows from financing activities
Excess tax benefits from share-based arrangements	70,806	–
Proceeds from the exercise of stock options	27,986	256,641
Declaration of dividends	(3,039,373)	–
Net cash (used in) financing activities of continuing operations	(2,940,581)	256,641

Net increase (decrease) in cash and cash equivalents from continuing operations	(2,946,214)	3,742,211
Net (decrease) in cash and cash equivalents from discontinued operations	–	(682,330)
Net increase (decrease) in cash and cash equivalents	(2,946,214)	3,059,881
Cash and cash equivalents, beginning of year	12,701,075	10,181,049
Cash and cash equivalents, end of period	$9,754,861	$13,240,930

Supplemental disclosures of cash flow information
Interest paid	$–	$3
Income taxes paid	$1,382,545	$170,000

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 28, 2013 and 29, 2012

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended February 28, 2013, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on November 15, 2012. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $359,013 and $303,336 for the six months ended February 28, 2013 and 29, 2012, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The following table summarizes fair value measurements by level at February 28, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$ 9,754,861	$ -	$ -	$ 9,754,861

Total	$ 9,754,861	$ -	$ -	$ 9,754,861

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

The California Franchise Tax Board (“FTB”) audited us for the fiscal years ended (“FYE”) August 31, 2007 and 2008. We received refunds as we claimed; however they have now continued their audit to include FYE 2009 and 2010, and are reviewing 2007 and 2008 R&D credits since those credits were carried forward to FYE 2009 and 2010. In March 2012, we also received a notice from the Internal Revenue Service (IRS) that our fiscal year ended August 31, 2008 is subject to their examination. In October 2012, the IRS completed their examination of our 2007 tax filing. The outcome of this examination was a decrease of $36,868 in the amount refundable. We received a refund of $151,246 in December 2012.

Customer relationships

The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method. Amortization expense for the six months ended February 28, 2013 and 29, 2012 amounted to $0 and $1,622 respectively. Accumulated amortization as of February 28, 2013 and 29, 2012 was $128,042 and $127,793, respectively.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the six months ended February 28, 2013 and 29, 2012 were as follows:

	02/28/2013	02/29/2012
Numerator Net income attributable to common shareholders	$1,648,561	$1,809,598
Denominator Weighted-average number of common shares outstanding during the 6 months of FY13 and FY12	15,965,890	15,604,420
Dilutive effect of stock options	339,345	353,238
Common stock and common stock equivalents used for diluted earnings per share	16,305,235	15,957,657

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $70,253 and $59,405 for the six months ended February 28, 2013 and 29, 2012, respectively, and is included in the condensed statements of operations as Selling, General and Administration (SG&A), and Research and Development expense. As of November 30, 2011, the unvested options for employees who terminated due to the sale of Words+, Inc. became fully vested. As a result, the unamortized portion of such stock-based compensation for those employees was expensed in full during the first fiscal quarter ended November 30, 2011. There was no incremental cost associated with the accelerated vesting of these options.

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

Note 3: Property and Equipment

Property and equipment as of February 28, 2013 consisted of the following:

Equipment	$123,062
Computer equipment	280,242
Furniture and fixtures	48,813
Leasehold improvements	53,898
Sub total	506,015
Less: Accumulated depreciation and amortization	(411,924)
Net Book Value	94,091

Note 4: COMMITMENTS AND CONTINGENCIES

Sublease with Words+, Inc., a wholly owned subsidiary of Prentke Romich Company (PRC)

After the sale of Words+, we entered into a sublease agreement under which Words+ paid 20 percent of the monthly rent we pay to our landlord, plus 20% of facility-related operating expenses. The term of this sublease is from month to month commencing on January 1, 2012.

On February 4, 2013, we received a 30-day notice from PRC stating their cancellation of the sublease due to the closure of Words+.

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

Note 5: SHAREHOLDERS’ EQUITY

Dividend

The Board of Directors declared cash dividends during fiscal year 2012. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
02/21/2012	03/01/2012	15,813,844	$0.05	$790,692
04/27/2012	05/08/2012	15,923.019	$0.05	$796,151
08/07/2012	08/10/2012	15,923.019	$0.05	$796,151
Total				$2,382,994

The Board of Directors also declared the following cash dividend during the first six months of fiscal year 2013.

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/08/2012	11/13/2012	15,927,806	$0.05	$796,390
12/24/2012	12/28/2012	16,021,309	$0.14*	$2,242,983
Total				$3,039,373

*As a tax benefit to our shareholders considering the increase in federal income tax for capital gains in 2013, the Board of Directors declared an accelerated cash dividend, $0.14 per share, on December 14, 2012, consisting of all of the planned February 2013 distribution of $0.05 per share, plus $0.03 per share of the planned $0.05 per share per quarter for the remaining three fiscal quarters ending in calendar year 2013.

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

Qualified Incentive Stock Options (Qualified ISO)

As of February 28, 2013, employees hold Qualified ISO to purchase 556,800 shares of common stock at exercise prices ranging from $1.00 to $5.06 which were granted prior to February 28, 2013.

Transactions in FY13	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2012	689,800	$ 1.74
Granted	20,000	$ 5.06
Exercised	(153,000)	$ 1.84
Outstanding, February 28, 2013	556,800	$ 1.84	4.57
Exercisable, February 28, 2013	370,000	$ 1.52	4.22

Non-Qualified Incentive Stock Options (Non-Qualified ISO)

As of February 28, 2013, the outside members of the Board of Directors hold options to purchase 36,600 shares of common stock at exercise prices ranging from $1.67 to $6.68, which were granted prior to February 28, 2013.

Transactions in FY13	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2012	36,600	$ 3.47
Outstanding, February 28, 2013	36,600	$ 3.47	7.64
Exercisable, February 28, 2013	19,400	$ 3.14	6.49

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified ISO, was 4.8 years at February 28, 2013. The exercise prices for the options outstanding at February 28, 2013 ranged from $1.00 to $6.68, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	357,700	4.5 years	$1.07	286,900	4.1 years	$1.08
$1.51	$3.00	54,600	7.0 years	$2.37	22,200	6.8 years	$2.20
$3.01	$4.50	157,100	4.7 years	$3.26	76,300	4.6 years	$3.10
$4.51	$6.68	24,000	4.5 years	$5.33	4,000	4.5 years	$6.68
		593,400	4.8 years	$1.94	389,400	4.3 years	$1.60

NOTE 6: RELATED PARTY TRANSACTIONS

As of February 28, 2013, included in bonus expenses to officers was $60,000, of which $30,000 was accrued bonus representing an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996. The other $30,000, paid in September 2012, was FY2012 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was approved by the compensation committee in FY2013.

NOTE 7: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that International sales accounted for 53% and 50% of net sales for the six months ended February 28, 2013 and 29, 2012, respectively. Two customers accounted for 11% (a dealer account in Japan representing various customers) and 10% of net sales during the six months ended February 28, 2013, compared with three customers accounting for 11%, 8% (a dealer account in Japan representing various customers), and 6% of net sales during the six months ended February 29, 2012.

Accounts receivable concentration shows that three customers comprised 12%, 10% (a dealer account in Japan representing various customers), and 10% of accounts receivable at February 28, 2013, and two customers comprised 14% and 13% (a dealer account in Japan representing various customers) of accounts receivable at February 29, 2012.

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

NOTE 8: Segment and Geographic Reporting

We allocate revenues to geographic areas based on the locations of our customers. Geographical revenues for the six months ended February 28, 2013 and 29, 2012 were as follows (in thousands):

	North America	Europe	Asia	South America	Total
February 28, 2013	$ 2,605	$ 1,775	$ 1,028	$ -	$ 5,408
February 29, 2012	$ 2,515	$ 1,626	$ 886	$ 10	$ 5,037

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

Note 9: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $50,545 and $45,616 for the six months ended February 28, 2013 and 29, 2012, respectively.

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

General

BusinesS

Simulations Plus, Inc., incorporated in 1996, develops and produces software for use in pharmaceutical research and for education, as well as provides consulting and contract research services to the pharmaceutical industry. Simulations Plus also took over responsibility for producing a personal productivity software program called Abbreviate! originally spun out of products for the disabled by its former subsidiary, Words+ for the retail market. Words+, founded in 1981, produced computer software and specialized hardware for use by persons with disabilities. The Words+ subsidiary was sold effective November 30, 2011, and is treated as “discontinued operations” in the financial statements. The new owners of Words+ ceased its operations in March 2013. This discussion will therefore focus on the ongoing operations for pharmaceutical software and services and the Abbreviate! utility software.

We currently offer five software products for pharmaceutical research: ADMET Predictor™, MedChem Designer™, MedChem Studio™, DDDPlus™, and GastroPlus™.

ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) Predictor is a computer program that takes molecular structures as inputs and predicts over 140 different properties for them at the rate of about 200,000 compounds per hour on a laptop computer. ADMET Predictor has been consistently top-ranked in peer-reviewed, independent comparison studies for predictive accuracy, while generating its results at this very high throughput rate. This capability lets a pharmaceutical scientist rapidly screen large numbers of new molecules for acceptable properties. The current state-of-the-art of this type of software does not enable finding the best molecule in a series, but it does allow identifying molecules that are highly likely to fail as potential drug candidates before synthesizing and testing them. Thus, millions of “virtual” compounds can be created and screened in a day, compared to potentially months of work to actually synthesize and test a much smaller number of actual compounds.

The ADMET Modeler™ subprogram that is integrated into ADMET Predictor enables scientists to use their own experimental data to quickly create high-quality, proprietary predictive models using the same powerful modeling methods we use to build our best-in-class property predictions. Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year, resulting in large databases of experimental data. Using this proprietary data to build predictive models can provide a second return on their investment; however, model building has traditionally been a tedious activity performed by specialists.

We released Version 6.0 of ADMET Predictor in May 2012. This version incorporated a new feature to enable users to generate likely metabolites for any molecule using an embedded version of our MedChem Designer program. It also increased the number of predictive models for metabolism and toxicity, and refined many of our earlier predictions. We are now very close to releasing Version 6.2, which will extend our metabolism prediction capabilities based on a much larger experimental data set. These improvements will also be available via MedChem Designer and MedChem Studio for customers who license ADMET Predictor.

MedChem Designer

MedChem Designer was launched in February 2011. It was initially a molecule drawing program, or “sketcher”, but now has capabilities far exceeding those of other molecule drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio. Most other existing molecule drawing programs are also free. Our free version includes a small set of ADMET Predictor property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. The chemist also sees that with a paid ADMET Predictor license, a total of over 140 predictions would be available.

When coupled with a license for ADMET Predictor, MedChem Designer becomes a de novo design tool for medicinal chemists. With it, they can draw one or more molecular structures, then click on the ADMET Predictor icon and have over 140 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index. They can also click on an icon to generate likely metabolites and predict their properties and ADMET Risks as well. ADMET Risk provides a single number that tells the chemist how many default threshold values for 24 predicted properties were crossed (or violated) by each structure. The rules can be modified and new rules added by the user to include any desired rule set based on any combination of calculated descriptors, predicted properties, and user inputs. Thus, in a single number, the chemist can instantly compare the effects of different structural changes in many dimensions. As chemists attempt to modify structures to improve one property, they often cause others to become unacceptable. Without ADMET Risk, the chemist would have to separately examine many key properties for each new molecule to check whether any became unacceptable as a result of changing the structure.

We released MedChem Designer 2.0 in May 2012 with its new capabilities, including showing the most likely metabolites that would be produced from a parent molecule by the most common CYP enzymes. With this capability, the chemist can not only see predicted likely metabolites, but can also use ADMET Predictor to assess whether any of the predicted metabolites would be likely to result in unacceptable adverse effects. When a molecule that could have been a good medicine is converted into a toxic metabolite, it can be rendered dangerous or useless. The ability to predict likely metabolites and their properties is another way to reduce the number of molecules that are taken forward into development only to fail at a later stage after considerable time and money have been expended. The upcoming release of ADMET Predictor combined with MedChem Designer will show the predicted atom locations for metabolism by each of the enzymes predicted to act upon a molecule.

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

MedChem Studio version 3.0 was released in May 2012. The next release is expected during our third fiscal quarter.

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

GastroPlus

Our flagship product and largest source of revenues is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently in widespread use at pharmaceutical companies, the FDA, the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. Because of GastroPlus, we were the only non-European company invited to joint the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (“OrBiTo”). OrBiTo is a collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of Europe, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of any other members. We believe participation in this initiative enables us to benefit from and to contribute to advancing the prediction of human oral absorption from preclinical data.

We released version 8.0 of GastroPlus in April 2012. We are finalizing version 8.5 of GastroPlus and expect to release this new version in the third fiscal quarter. This release will add a number of new capabilities requested by customers as well as improvements we have identified in-house.

Contract Research and Consulting Services

Our expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 80 prestigious scientific meetings worldwide in the past four years. We frequently conduct contracted studies for large customers (including top 5 pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing. Long-term collaborations and shorter-term consulting contracts serve both to showcase our technologies and to build and strengthen customer relationships.

During the second quarter of fiscal year 2013 we continued to work on our 5-year collaboration agreement with the Center for Food Safety and Applied Nutrition (CFSAN) of the FDA. FDA scientists and our scientists are using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. During the first year of this collaboration, we analyzed FDA databases and worked with FDA scientists to ensure that the FDA data to be used for building new predictive models is as accurate as we can reasonably make it. Both FDA scientists and our scientists are building a series of models to classify new compounds as toxic or nontoxic from FDA datasets. Included in this effort was a special modification to ADMET Predictor to allow the user to set a minimum value for specificity or sensitivity when building a model. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that determined all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one usually results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

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

With our constantly growing cash reserves, we have continued to seek suitable acquisitions, but have not been successful in finding anything both suitable from both product and financial standpoints to date.

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

Results of Operations

Comparison of Three Months Ended February 28, 2013 and 29, 2012.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	2/28/2013		02/29/12
Net sales	$3,118	100%	$2,789	100%
Cost of sales	499	16.0	396	14.2
Gross profit	2,619	84.0	2,393	85.8
Selling, general and administrative	855	27.4	956	34.3
Research and development	247	7.9	265	9.5
Total operating expenses	1,102	35.3	1,221	43.8
Income from continuing operations	1,517	48.7	1,172	42.0
Other income	55	1.8	88	3.2
Income from continuing operations before taxes	1,572	50.4	1,260	45.2
(Provision for) income taxes	(511)	(16.0)	(421)	(15.1)
Net income	$1,061	34.0%	839	30.1%

Net Sales

Net sales increased $329,000, or 11.8%, to $3,118,000 in the second quarter of Fiscal Year 2013 (“2QFY13”) from $2,789,000 in the second fiscal quarter of Fiscal Year 2012 (“2QFY12)”. We attribute the increase in revenues due to an approximately $248,000 increase in software sales and $81,000 increase in services, such as collaboration and analytical studies.

Cost of Sales

Cost of sales increased by $103,000, or 25.8%, to $499,000 in 2QFY13 from $396,000 in 2QFY12. As a percentage of revenue, it also increased to 16.0% in 2QFY13 from 14.2% in 2QFY12. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $31,000, or 21%, in 2QFY13 compared with 2QFY12. Royalty expense, another significant portion of cost of sales, increased approximately $55,000, or 32%, in 2QFY13 compared with 2QFY12. We pay a royalty on the core GastroPlus software licenses but not on its optional modules. We also pay royalties to Accelrys on a portion of the ADMET Predictor Metabolism Module. Workshop/Training costs increased by $14,000 because we had one workshop program and more onsite training in 2QFY13 while there was no workshop and less onsite training in 2QFY12.

Gross Profit

Gross profit increased $226,000, or 9.5%, to $2,619,000 in 2QFY13 from $2,393,000 in 2QFY12. We attribute this increase to increased revenue outweighing increased cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased $101,000, or 10.6%, to $855,000 in 2QFY13 from $956,000 in 2QFY12. The major increases in SG&A expense were:

•	Commission expense – we incurred commissions to our Japanese and Chinese dealers as they increased their sales, and
•	Trade shows and travel expenses increased as we have increased number of exhibits in 2QFY13.

The major decreases in SG&A expense were:

•	Bonus expense – we paid a performance bonus to our CEO in 2QFY12 while we paid the bonus in 1QFY13. This timing difference resulted in no bonus in 2QFY13 and $27.5k in 2QFY12,
•	SG&A salaries – Life Science staff spent more time in R&D in 2QFY13 compared to 2QFY12, resulting in lesser allocation into SG&A, and
•	We incurred M&A consultant fees in 2QFY12 while there was no such expense in 2QFY13.

Decreases in SG&A expenses outweighed increases.

Research and Development

We incurred approximately $568,000 of research and development costs during 2QFY13. Of this amount, $320,000 was capitalized and $248,000 was expensed. In 2QFY12, we incurred $549,000 of research and development costs, of which $284,000 was capitalized and $265,000 was expensed. The increase of $19,000, or 3.5%, in total research and development expenditures from 2QFY12 to 2QFY13 was due to an expansion of staff as well as increases in salaries for existing employees, which outweighed the decrease in R&D supply costs.

Other income (expense)

Net other income in 2QFY13 decreased by $33,000, or 36.8%, to $55,000 in 2QFY13 from $88,000 in 2QFY12. This is due to lower interest income and lower currency exchange gain in 2QFY13 compared with 2QFY12.

Provision for Income Taxes

The provision for income taxes increased by $90,000, or 21.3%, to $511,000 in 2QFY13 from $421,000 in 2QFY12 due to increased income before taxes and increased tax rates in 2013.

Net Income

Net income increased by $222,000, or 26.6%, to $1,061,000 in 2QFY13 from $839,000 in 2QFY12. We attribute this increase to increased gross profit and decreased operating expenses, which outweighed decreased other income and increased taxes.

Comparison of Six Months Ended February 28, 2013 and 29, 2012.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales:

	Six Months Ended
	02/28/13		02/29/12
Net sales	$5,408	100%	$5,037	100%
Cost of sales	885	16.3	749	14.9
Gross profit	4,523	83.6	4,288	85.1
Selling, general and administrative	1,786	33.0	1,656	32.9
Research and development	428	7.9	517	10.3
Total operating expenses	2,214	40.9	2,173	43.1
Income from continuing operations	2,309	42.7	2,115	42.0
Other income	159	2.9	208	4.1
Income from continuing operations before taxes	2,468	45.6	2,323	46.1
(Provision for) income taxes	(819)	(15.1)	(729)	(14.5)
Income (loss) from continuing operation	1,649	30.5	1,594	31.6
Results of discontinued operations	–	–	(250)	(5.0)
Gain on disposal of discontinued operations, net	–	–	466	9.3
Net income	$1,649	30.5%	1,810	35.9%

Net Sales

Net sales increased $371,000, or 7.4%, to $5,408,000 in the first 6 months of fiscal 2013 (“6moFY13”) from $5,037,000 in the first 6 months of fiscal 2012 (“6moFY12)”. We attribute the increase in revenues due to an approximately $187,000 increase in software sales and $184,000 increase in services, such as collaboration, analytical studies, and workshop/training activities.

Cost of Sales

Cost of sales increased by $136,000, or 18.3%, to $885,000 in 6moFY13 from $749,000 in 6moFY12. As a percentage of revenue, it also increased to 16.4% in 6moFY13 from 14.9% in 6moFY12. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $56,000, or 18.4%, in 6moFY13 compared with 6moFY12. Royalty expense, another significant portion of cost of sales, increased approximately $57,000, or 18.8%, in 6moFY13 compared with 6moFY12. We pay a royalty on the core GastroPlus software licenses but not on its optional modules. We also pay royalties to Accelrys on a portion of the ADMET Predictor Metabolism Module.

Gross Profit

Gross profit increased $235,000, or 5.5%, to $4,523,000 in 6moFY13 from $4,288,000 in 6moFY12. We attribute this increase to increased revenue outweighing increased cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $130,000, or 7.8%, to $1,786,000 in 6moFY13 from $1,656,000 in 6moFY12. The major increases in SG&A expense were:

•	Commission expense – we incurred commissions to our Japanese and Chinese dealers as they increased their sales, and
•	SG&A salaries – Life Science staff spent more time in R&D in 6moFY13 compared to 6moFY12, resulting in lesser allocation into SG&A, and
•	We converted all M&S consultant fees incurred in FY12 to selling expense as part of the commission for the sale of our former Words+ subsidiary after the close of that sale. This conversion of consulting fees to selling expense (commission) gives the appearance of a $143,000 increase in consulting fees in 6moFY13 compared with 6moFY12. Without this conversion, SG&A would have been lower by $13,000 in 6moFY13 than in 6moFY12.

The major decreases in SG&A expense were:

•	Marketing labor and travel costs – we made efforts to expand our market share in China by sending Life Science personnel to China demonstrating our products, and
•	Legal fees of approximately $54,000 in 6moFY12 were incurred related to our attempt to acquire certain assets of Entelos in bankruptcy court, while no such fee was incurred in 6moFY13.

Increases in SG&A expenses outweighed decreases.

Research and Development

We incurred approximately $1,010,000 of research and development costs during 6moFY13. Of this amount, $582,000 was capitalized and $428,000 was expensed. In 6moFY12, we incurred $1,003,000 of research and development costs, of which $486,000 was capitalized and $517,000 was expensed. The increase of $7,000, or 0.7%, in total research and development expenditures from 6moFY12 to 6moFY13 was due to expansion of staff and increases in salaries for existing employees, which outweighed the decrease in R&D supply costs.

Other income (expense)

Net other income in 6moFY13 decreased by $49,000, or 23.5%, to $159,000 in 6moFY13 from $208,000 in 6moFY12. This is due to the lower interest income and lower currency exchange gain in 6moFY13 compared with 6moFY12.

Provision for Income Taxes

Provision for income taxes increased by $90,000, or 12.3%, to $819,000 in 6moFY13 from $729,000 in 6moFY12 due to the increase in income before taxes and increased tax rates in 2013.

Income from Continuing Operations

Net income from continuing operations increased by $55,000, or 3.4%, to $1,649,000 in 6moFY13 from $1,594,000 in 6moFY12. We attribute this increase to an increase in gross profit which outweighed the increase in SG&A and decrease in other income.

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

Part II. Other Information

Item 1.	Legal Proceedings
The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings of any kind.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company. (5)
3.2	Amended and Restated Bylaws of the Company. (5)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1)
10.2	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.3	The Company’s 2007 Stock Option Plan. (3)
10.4	Notice of Election to Extend Term of Lease by and between the Company and Crest Development LLC formerly Freeway Ventures LLC, dated July 29, 2010.(4)
10.5	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 22, 2011. (5) (†)
10.6	Bill of Sale by and between the Company and Entelos, Inc. dated September 19, 2011. (6)
10.7	Stock Purchase Agreement by and among the Company, Words+, Inc., and Prentke Romich Company dated November 15, 2011. (7)
31.1	Section 302 – Certification of the Principal Executive Officer. (8)
31.2	Section 302 – Certification of the Principal Financial Officer. (8)
32.1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer. (8)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 _____________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2011.
(6)	Incorporated by reference to the Company’s Form 8-K filed September 22, 2011.
(7)	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011.
(8)	Filed herewith

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 10, 2013.

Simulations Plus, Inc.

Date: April 10, 2013	By:	/s/ MOMOKO BERAN
Momoko Beran Chief Financial Officer

