Form 10-Q
period 2013-05-31
SIMULATIONS PLUS INC
filed 2013-07-10
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended May 31, 2013

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 10, 2013 was 16,030,894 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended May 31, 2013

SIMULATIONS PLUS, INC. CONDENSED BALANCE SHEETS

at May 31, 2013 (Unaudited) and August 31, 2012 (Audited)

ASSETS
	May 31,	August 31,
	2013	2012
Current assets
Cash and cash equivalents	$10,005,490	$12,701,075
Income tax refund receivable	–	153,896
Accounts receivable, net of allowance for doubtful accounts of $0	2,941,428	1,451,864
Contracts receivable	141,167	18,893
Prepaid expenses and other current assets	137,572	150,856
Deferred income taxes	216,331	193,712
Total current assets	13,441,988	14,670,296
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $5,616,797 and $5,084,691	2,781,327	2,479,468
Property and equipment, net (note 3)	95,258	107,410
Intellectual property, net of accumulated amortization of $9,375 and $3,750	65,625	71,250
Other assets	18,445	18,445
Total assets	$16,402,643	$17,346,869

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$221,715	$177,509
Accrued payroll and other expenses	337,885	312,912
Accrued bonuses to officer	45,000	60,000
Accrued income taxes	258,692	733,233
Deferred revenue	167,106	131,782
Total current liabilities	1,030,398	1,415,436

Long-term liabilities
Deferred income taxes	910,878	788,857
Total liabilities	1,941,276	2,204,293

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 16,030,894 and 15,923,019 shares issued and outstanding	4,502	4,399
Additional paid-in capital	4,825,548	4,628,366
Retained earnings	9,631,317	10,509,811

Total shareholders' equity	14,461,367	15,142,576

Total liabilities and shareholders' equity	$16,402,643	$17,346,869

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended May 31,

(Unaudited)

	Three months ended		Nine months ended
	2013	2012	2013	2012

Net sales	$3,094,779	$2,771,500	$8,502,994	$7,808,682
Cost of sales	451,935	437,734	1,337,583	1,186,670
Gross profit	2,642,844	2,333,766	7,165,411	6,622,012
Operating expenses
Selling, general, and administrative	903,589	891,131	2,689,632	2,547,569
Research and development	206,424	228,163	634,281	744,679
Total operating expenses	1,110,013	1,119,294	3,323,913	3,292,248

Income from operations	1,532,831	1,214,472	3,841,498	3,329,764

Other income (expense)
Interest income	9,203	22,572	40,005	69,528
Interest expense	–	–	–	(3)
Miscellaneous income	4,694	25,011	35,488	47,667
Gain (loss) currency exchange	(980)	29,802	96,662	168,690
Gain (loss) from sale of assets	–	–	–	(433)
Total other income (expense)	12,917	77,385	172,155	285,449

Income from continuing operations before provision for income taxes	1,545,748	1,291,857	4,013,653	3,615,213
Provision for income taxes	(552,518)	(422,524)	(1,371,862)	(1,152,204)
Income from continuing operations	993,230	869,333	2,641,791	2,463,009

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	–	–	–	(249,898)
Gain on sale of Words+, net of tax	–	–	–	465,820
Results of discontinued operations	993,230	869,333	2,641,791	2,678,931

Net Income	$993,230	$869,333	$2,641,791	$2,678,931

Basic earnings per share:
Continuing operations	$0.06	$0.05	$0.17	$0.16
Discontinued operations	–	–	–	0.01
Net basic earning per share	$0.06	$0.05	$0.17	$0.17
Diluted earnings per share
Continuing operations	$0.06	$0.05	$0.16	$0.15
Discontinued operations	–	–	–	0.01
Net basic earning per share	$0.06	$0.05	$0.16	$0.16

Weighted-average common shares outstanding
Basic	16,024,467	15,918,905	15,984,819	15,710,014
Diluted	16,335,608	16,340,765	16,307,618	16,070,478

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended May 31,

(Unaudited)

	2013	2012
Cash flows from operating activities
Net income	$2,641,791	$2,678,931
Adjustments to reconcile net income to net cash provided by operating activities
(Income)/Loss from Discontinued Operations	–	(215,922)
Depreciation and amortization of property and equipment	31,411	30,442
Amortization of customer relationships	–	1,871
Amortization of intellectual property	5,625	1,875
Amortization of capitalized computer software development costs	532,106	474,081
Excess tax benefits from share-based arrangements	(70,806)	–
Stock-based compensation	98,494	97,195
(Gain)/Loss from sale of assets	–	433
Deferred income taxes	99,402	268,131
(Increase) decrease in
Accounts receivable and Contracts receivable	(1,611,838)	(940,995)
Income tax receivable	153,896	–
Prepaid expenses and other assets	13,284	10,470
Increase (decrease) in
Accounts payable	44,206	125,294
Accrued payroll and other expenses	24,973	25,200
Accrued Bonus	(15,000)	60,000
Accrued income taxes	(403,735)	985,382
Deferred revenue	35,324	(8,581)
Net cash provided by (used in) operating activities of continuing operations	1,579,133	3,593,807
Net cash (used in) operating activities of discontinued operations	–	(688,862)
Net cash provided by (used in) operating activities	1,579,133	2,904,945

Cash flows from investing activities
Proceeds from sale of Words+, Inc.	–	1,973,096
Proceeds from sale assets	–	200
Purchases of property and equipment	(19,259)	(97,161)
Purchase of royalty	–	(75,000)
Capitalized computer software development costs	(833,965)	(719,279)
Net cash provided by (used in) investing activities of continuing operations	(853,224)	1,081,856
Net cash provided by investing activities of discontinued operations	–	6,532
Net cash provided by (used in) investing activities	(853,224)	1,088,388

Cash flows from financing activities
Excess tax benefits from share-based arrangements	70,806	–
Proceeds from the exercise of stock options	27,985	301,641
Payment of dividends	(3,520,285)	(1,586,843)
Net cash (used in) financing activities of continuing operations	(3,421,494)	(1,285,202)

Net increase (decrease) in cash and cash equivalents from continuing operations	(2,695,585)	3,390,461
Net (decrease) in cash and cash equivalents from discontinued operations	–	(682,330)

Net increase (decrease) in cash and cash equivalents	(2,695,585)	2,708,131
Cash and cash equivalents, beginning of year	12,701,075	10,181,049
Cash and cash equivalents, end of period	$10,005,490	$12,889,180

Supplemental disclosures of cash flow information
Interest paid	$–	$3
Income taxes paid	$1,673,545	$170,000

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2013 and 2012

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2013, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on November 15, 2012. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

As further discussed in note 10 below, we sold all of the common stock of our 100%-owned subsidiary, Words+, Inc. (“Words+”), on November 30, 2011.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $532,106 and $474,081 for the nine months ended May 31, 2013 and 2012, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The following table summarizes fair value measurements by level at May 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total

Cash and cash equivalents	$10,005,490	$–	$–	$10,005,490

Total	$10,005,490	$–	$–	$10,005,490

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, accrued bonus to officer, and accrued warranty and service costs, the amounts approximate fair value due to their short maturities.

Research and Development Costs

Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll-related costs. They also include purchased software and databases which were developed by other companies and incorporated into, or used in the development of, our final products.

Income Taxes

We utilize FASB ASC 740-10, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The California Franchise Tax Board (“FTB”) audited us for the fiscal years ended (“FYE”) August 31, 2007 and 2008. We received refunds as we claimed; however they have now continued their audit to include FYE 2009 and 2010, and are reviewing 2007 and 2008 R&D credits since those credits were carried forward to FYE 2009 and 2010. In May 2013, we received a letter from FTB stating that an audit will not be conducted for those years at this time; however it may be subject to future audit if they receive new information.

In March 2012, we also received a notice from the Internal Revenue Service (IRS) that our fiscal year ended August 31, 2008 is subject to their examination. In October 2012, the IRS completed their examination of our 2007 tax filing. The outcome of this examination was a decrease of $36,868 in the amount refundable. We received a refund of $151,246 in December 2012.

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for the nine months ended May 31, 2013 and 2012 was $5,625 and $1,875, respectively. Accumulated amortization as of May 31, 2013 and 2012 was $9,375 and $1,875, respectively.

Customer relationships

The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships was recorded at a cost of $128,042, and is being amortized over 78 months under the sum-of-the-years’-digits method. Amortization expense for the nine months ended May 31, 2013 and 2012 amounted to $0 and $1,871, respectively. Accumulated amortization as of May 31, 2013 and 2012 was $128,042 for both years.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the nine months ended May 31, 2013 and 2012 were as follows:

8

	05/31/2013	05/31/2012
Numerator
Net income attributable to common shareholders	$2,648,653	$2,678,931

Denominator
Weighted-average number of common shares outstanding during the 9 months of FY13 and FY12	15,984,819	15,710,014

Dilutive effect of stock options	322,799	360,464
Common stock and common stock equivalents used for diluted earnings per share	16,307,618	16,070,478

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $98,495 and $97,195 for the nine months ended May 31, 2013 and 2012, respectively, and is included in the condensed statements of operations as Selling, General and Administration (SG&A), and Research and Development expense. As of November 30, 2011, the unvested options for employees who terminated due to the sale of Words+, Inc. became fully vested. As a result, the unamortized portion of such stock-based compensation for those employees was expensed in full during the first fiscal quarter ended November 30, 2011. There was no incremental cost associated with the accelerated vesting of these options.

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

Note 3: Property and Equipment

Property and equipment as of May 31, 2013 consisted of the following:

Equipment	$126,766
Computer equipment	288,117
Furniture and fixtures	48,813
Leasehold improvements	53,898
Sub total	517,594
Less: Accumulated depreciation and amortization	(422,336)
Net Book Value	95,258

Note 4: COMMITMENTS AND CONTINGENCIES

Lease Amendment

We made an amendment to our current lease which will end on February 2, 2014 with a remaining one extension of 3 years at an annual increase of 4% per year. The amended lease extends to February 2, 2017 with an annual increase of 3% per year and has an option of (2) two-year extensions. The current base rent amount of $24,272.42 per month remains the same; however we have 3 months’ free base rent during the months of June, July and August of 2013. We will record these three months as a discount divided equally through the first term of this amended lease from June 2013 through January 2017. The amended lease is filed with the SEC as an exhibit in this 10-Q.

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

Note 5: SHAREHOLDERS’ EQUITY

Dividend

The Board of Directors declared cash dividends during fiscal year 2012. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
02/21/2012	03/01/2012	15,813,844	$0.05	$790,692
04/27/2012	05/08/2012	15,923.019	$0.05	$796,151
08/07/2012	08/10/2012	15,923.019	$0.05	$796,151
Total				$2,382,994

The Board of Directors also declared cash dividends during the first nine months of fiscal year 2013.

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/08/2012	11/13/2012	15,927,806	$0.05	$796,390
12/24/2012	12/28/2012	16,021,309	$0.14*	$2,242,983
05/07/2013	05/10/2013	16,030,433	$0.03**	$480,913
Total				$3,520,286

*	As a tax benefit to our shareholders considering the increase in federal income tax for capital gains in 2013, the Board of Directors declared an accelerated cash dividend, $0.14 per share, on December 14, 2012, consisting of all of the planned February 2013 distribution of $0.05 per share, plus $0.03 per share of the planned $0.05 per quarter per share for the remaining three fiscal quarters ending in calendar year 2013.
**	The Board of Directors decided to increase the May dividend distribution by 50% from the planned $0.02/share to $0.03/share. Although dividend distributions are currently expected to continue on a quarterly basis, the Board of Directors reserves the right to discontinue the dividend distribution any time to meet the cash priorities of the business.

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

Qualified Incentive Stock Options (Qualified ISO)

As of May 31, 2013, employees hold Qualified ISO to purchase 534,000 shares of common stock at exercise prices ranging from $1.00 to $5.06 which were granted prior to May 31, 2013.

Transactions in FY13	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2012	689,800	$1.74
Granted	20,000	$5.06
Exercised	(175,800)	$1.90
Outstanding, May 31, 2013	534,000	$1.82	4.21
Exercisable, May 31, 2013	392,600	$1.45	4.05

Non-Qualified Stock Options (NQSO)

As of May 31, 2013, the outside members of the Board of Directors hold options to purchase 36,600 shares of common stock at exercise prices ranging from $1.67 to $6.68, which were granted prior to May 31, 2013.

Transactions in FY13	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2012	36,600	$3.47
Outstanding, May 31, 2013	36,600	$3.47	7.39
Exercisable, May 31, 2013	19,400	$3.14	6.24

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and NQSO, was 4.4 years at May 31, 2013. The exercise prices for the options outstanding at May 31, 2013 ranged from $1.00 to $6.68, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	355,100	4.2 years	$1.06	319,700	4.0 years	$1.07
$1.51	$3.00	34,600	6.7 years	$2.30	12,200	6.4 years	$1.96
$3.01	$4.50	156,900	4.4 years	$3.26	76,100	4.3 years	$3.11
$4.51	$6.68	24,000	4.3 years	$5.33	4,000	4.3 years	$6.68
		570,600	4.4 years	$1.92	412,000	4.2 years	$1.53

NOTE 6: RELATED PARTY TRANSACTIONS

As of May 31, 2013, included in bonus expenses to officers was $75,000, of which $45,000 was accrued bonus representing an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996. The other $30,000, paid in September 2012, was the FY2012 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was approved by the Compensation Committee.

NOTE 7: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that International sales accounted for 42% and 48% of net sales for the nine months ended May 31, 2013 and 2012, respectively. Three customers accounting for 10% (a dealer account in Japan representing various customers), 7%, and 6% of net sales during the nine months ended May 31, 2013, compared with two customers accounting for 9% (a dealer account in Japan representing various customers) and 7% of net sales during the nine months ended May 31, 2012.

Accounts receivable concentration shows that three customers comprised 18%, 10%, and 7% of accounts receivable at May 31, 2013, and three customers comprised 23%, 13% and 11% (a dealer account in Japan representing various customers) of accounts receivable at May 31, 2012.

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

NOTE 8: Segment and Geographic Reporting

We allocate revenues to geographic areas based on the locations of our customers. Geographical revenues for the nine months ended May 31, 2013 and 2012 were as follows (in thousands):

	North America	Europe	Asia	South America	Total
May 31, 2013	$4,413	$2,673	$1,416	$1	$8,503
May 31, 2012	$4,024	$2,492	$1,275	$18	$7,809

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

Note 9: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $76,317 and $68,793 for the nine months ended May 31, 2013 and 2012, respectively.

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

The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” “expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

General

BusinesS

Simulations Plus, Inc., incorporated in 1996, develops and produces software for use in pharmaceutical research and for education, as well as provides consulting and contract research services to the pharmaceutical industry. Words+, founded in 1981, produced computer software and specialized hardware for use by persons with disabilities. The Words+ subsidiary was sold effective November 30, 2011, and is treated as “discontinued operations” in the financial statements. The new owners of Words+ ceased its operations in March 2013. This discussion will therefore focus on the ongoing operations for pharmaceutical software and services.

We currently offer five software products for pharmaceutical research: ADMET Predictor™, MedChem Designer™, MedChem Studio™, DDDPlus™, and GastroPlus™. A sixth product, MembranePlus™, is well along in development with testing and validation studies under way. We hope to release MembranePlus™ in time for the American Association of Pharmaceutical Scientists (AAPS) conference in November, 2013.

ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) Predictor is a computer program that takes molecular structures as inputs and predicts over 140 different properties for them at the rate of about 200,000 compounds per hour on a laptop computer. This capability allows chemists to get estimates for a large number of important properties without the need to synthesize and test the molecules. ADMET Predictor has been consistently top-ranked in peer-reviewed, independent comparison studies for predictive accuracy, while generating its results at a very high throughput rate. The current state-of-the-art of this type of software does not enable finding the best molecule in a series, but it does allow identifying molecules that are highly likely to fail as potential drug candidates (the worst molecules, which is often the majority of a chemical library) before synthesizing and testing them. Thus, millions of “virtual” compounds can be created and screened in a day, compared to potentially months of work to actually synthesize and test a much smaller number of actual compounds.

The ADMET Modeler™ subprogram that is integrated into ADMET Predictor is the powerful program that enables scientists to use their own experimental data to quickly create high-quality, proprietary predictive models using the same powerful modeling methods we use to build our best-in-class property predictions. Pharmaceutical companies spend enormous amounts of money conducting a wide variety of experiments on new molecules each year, resulting in large databases of experimental data. Using this proprietary data to build predictive models can provide a second return on their investment; however, model building has traditionally been a tedious activity performed by specialists.

We released Version 6.5 of ADMET Predictor in June 2013 shortly after the end of the reporting period covered by this report. This version extended our metabolism predictions based on a much larger experimental data set. These improvements will also be available via MedChem Designer and MedChem Studio for customers who license ADMET Predictor.

MedChem Designer

MedChem Designer was launched in February 2011. It was initially a molecule drawing program, or “sketcher”, but now has capabilities far exceeding those of other molecule drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule drawing programs are also free. Our free version includes a small set of best-in-class ADMET Predictor property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. The chemist also sees that with a paid ADMET Predictor license, a total of over 140 predictions would be available.

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

While MedChem Designer can be used to refine a small number of molecules, creating and screening a very large number of molecules down to a few promising lead candidates is the primary function of MedChem Studio (with ADMET Predictor). MedChem Studio has features that enable it to generate very large numbers of new molecular structures using a variety of de novo design methods. Coupled with ADMET Predictor, we believe the two programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high-throughput screening experiments to find the most promising classes (groups of molecules with a large part of their structures the same) and molecules that are active against a particular target. In addition, MedChem Studio with ADMET Predictor can take an interesting (but not acceptable) molecule and very quickly generate many thousands of high quality analogs (i.e., similar new molecules) using a variety of design algorithms to generate new molecules that are predicted (via ADMET Predictor) to be both active against the target as well as acceptable in a variety of ADMET properties. MedChem Designer (see above) is also a part of MedChem Studio, so the user can click on the MedChem Designer icon and bring up the drawing window to investigate how further refinements to the structures of interesting molecules generated by MedChem Studio can improve their properties.

MedChem Studio version 3.5 release is expected during our fourth fiscal quarter.

NCE Project

Based on our strong belief in our ADMET Design Suite’s (MedChem Studio/MedChem Designer/ADMET Predictor) exceptional capabilities, in March 2011, we initiated our own project to design new molecules (NCEs, or New Chemical Entities). After considering various targets, we selected the malaria parasite Plasmodium falciparum, both because there is an unmet need for a very low-cost cure, and because we believed that external funding opportunities might exist if we were successful in generating high-quality lead compounds using our software. Our goal was to demonstrate how well the ADMET Design Suite worked to generate new lead molecules in a fraction of the time and cost normally required in the pharmaceutical industry. We completed the design process in September 2012 and we announced that we had requested quotations from chemical synthesis companies for the cost and time to make a small set of molecules. Five molecules of our own design and two precursors (almost the final designed structures, but a step away in synthesis) were synthesized and tested for inhibition of the parasite at the University of California at Riverside. We were hoping that at least one would show inhibition of the growth cycle of the parasite.

We were excited to learn that every molecule showed activity against the parasite at less than micromolar concentrations, with two showing activity at less than 100 nanomolar concentration (high potency) against the drug-sensitive strain of the parasite. They were then tested against the drug-resistant strain of the malaria parasite, and again potency was observed, with two molecules showing nanomolar activity. To our knowledge, this exercise – a software using its own products to design novel molecules and have them synthesized and tested – is unprecedented.

Several of these molecules were sent to another outside laboratory for additional experiments to measure a few key properties to compare the values versus our ADMET Predictor predictions. Our predictions for solubility, ionization constants (pKa), and lipophilicity were all well within accepted tolerances. Metabolism by human liver microsomes was much faster than predicted, probably due to metabolism by pathways our models did not yet predict. These molecules were only expected to be good lead molecules, not to be final drug molecules. Further structural changes to these lead compounds might meet all requirements for an approved drug. We are now communicating with outside organizations to seek funding to carry on this work on a larger scale.

Recognize that our goal for this project was not actually to cure malaria, but to demonstrate that our software tools can enable scientists to quickly and efficiently analyze high-throughput data, to generate new molecular structures, and to assess their qualities via ADMET Predictor, resulting in high-quality lead candidates in a small fraction of the time and cost usually required. We accomplished that and we have been presenting our results in scientific meetings and in webinars to a worldwide audience. New software license sales resulting from these presentations have already more than recovered our investment.

We have been working on a second NCE target and hope to announce that we are soliciting bids for synthesis and testing for a second set of novel molecules for this new target during our fourth fiscal quarter ending August 31, 2013.

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

GastroPlus

Our flagship product and largest source of revenues is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently in widespread use at pharmaceutical companies, the FDA, the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. Because of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (“OrBiTo”). OrBiTo is a collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of Europe, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of all other members. We believe participation in this initiative enables us to benefit from and to contribute to advancing the prediction of human oral absorption from preclinical data, and ensures that Simulations Plus is in front of the audience of member pharmaceutical companies and regulatory agencies.

We released version 8.0 of GastroPlus in April 2012. We are finalizing version 8.5 of GastroPlus and expect to release this new version in our fourth fiscal quarter. This release will add a number of new capabilities requested by customers as well as improvements we have identified in-house.

Contract Research and Consulting Services

Our expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 80 prestigious scientific meetings worldwide in the past four years. We frequently conduct contracted studies for large customers (including top-five pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing. Long-term collaborations and shorter-term consulting contracts serve both to showcase our technologies and to build and strengthen customer relationships.

During the third quarter of fiscal year 2013 we continued to work on our 5-year collaboration agreement with the Center for Food Safety and Applied Nutrition (CFSAN) of the FDA. FDA scientists and our scientists are using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. During the first year of this collaboration, we analyzed FDA databases and worked with FDA scientists to ensure that the FDA data to be used for building new predictive models is as accurate as we can reasonably make it. Both FDA scientists and our scientists are building a series of models to classify new compounds as toxic or nontoxic from FDA datasets. Included in this effort was a special modification to ADMET Predictor to allow the user to set a minimum value for specificity or sensitivity when building a model. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that determined all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one usually results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

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

With our constantly growing cash reserves, we have continued to seek suitable acquisitions, but have not been successful in finding anything suitable from both product and financial standpoints to date. We have, however, increased our scientific and technical staff, adding three new employees so far this calendar year, with two more scheduled to start in July and October. We continue to interview and seek additional technical staff.

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

Results of Operations

Comparison of Three Months Ended May 31, 2013 and 2012.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	05/31/13		05/31/12
Net sales	$3,095	100%	$2,772	100%
Cost of sales	452	14.6	438	15.8
Gross profit	2,643	85.4	2,334	84.2
Selling, general and administrative	904	29.3	891	32.1
Research and development	206	6.7	228	8.2
Total operating expenses	1,110	35.9	1,119	40.4
Income from continuing operations	1,533	49.5	1,215	43.8
Other income	13	0.4	77	2.8
Income from continuing operations before taxes	1,546	50.0	1,292	46.6
(Provision for) income taxes	(533)	(17.2)	(423)	(15.3)
Net income	$1,013	32.7%	869	31.4%

Net Sales

Net sales increased $323,000, or 11.7%, to $3,095,000 in the third fiscal quarter of Fiscal Year 2013 (“3QFY13”) from $2,772,000 in the third fiscal quarter of Fiscal Year 2012 (“3QFY12)”. We attribute the increase in revenues due to an approximately $150,000 increase in software sales and $173,000 increase in services, such as funded collaborations and analytical studies.

Cost of Sales

Cost of sales increased by $14,000, or 3.2%, to $452,000 in 3QFY13 from $438,000 in 3QFY12; however, as a percentage of revenue, it decreased to 14.6% in 3QFY13 from 15.8% in 3QFY12. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs. Amortization cost increased approximately $2,000, or 1%, in 3QFY13 compared with 3QFY12. Royalty expense, another significant portion of cost of sales, increased approximately $2,000, or 1%, in 3QFY13 compared with 3QFY12. We pay a royalty on the core GastroPlus software licenses but not on its optional modules. We also pay royalties to Accelrys on a portion of the ADMET Predictor Metabolism Module. Salaries for analytical studies increased by $14,000 because hours spent for study projects by scientists in the R&D group were higher in 3QFY13 than 3QFY12.

Gross Profit

Gross profit increased $309,000, or 13.2%, to $2,643,000 in 3QFY13 from $2,334,000 in 3QFY12. We attribute this increase to increased revenue outweighing increased cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $12,000, or 1.4%, to $904,000 in 3QFY13 from $891,000 in 3QFY12. The major increases in SG&A expense were:

•	Bonus expense of $15,000, which is an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996 was accrued in 3QFY13. In FY12, the full bonus amount of $60,000 was expensed during the first two quarters when the bonus amount reached its maximum. We now spread it equally across all fiscal quarters.
•	Insurance expense increased by $18,000, or 32%, to $75,000 in 3QFY13 from $57,000 in 3QFY12 both from an increase number of employees as well as an overall increase in insurance premiums with the largest increases in health insurance, and
•	SG&A salary increased due to one additional staff in Sales, as well as general salary increases.

The major decreases in SG&A expense were:

•	Foreign tax expense – we paid approximately $25,000 in taxes to the government of India in 3QFY12 while no such expense occurred in 3QFY13.

Increases in SG&A expenses outweighed decreases. As a percent of sales, SG&A expenses decreased to 29.2% in 3QFY13 from 32.2% in 3QFY12.

Research and Development

We incurred approximately $458,000 of research and development costs during 3QFY13. Of this amount, $252,000 was capitalized and $206,000 was expensed. In 3QFY12, we incurred $455,000 of research and development costs, of which $227,000 was capitalized and $228,000 was expensed. The increase of $3,000, or 0.7%, in total research and development expenditures from 3QFY12 to 3QFY13 was due to staff expansion as well as increases in salaries for existing employees, which outweighed a decrease in R&D supply costs.

Other income (expense)

Net other income in 3QFY13 decreased by $64,000, or 83.3%, to $13,000 in 3QFY13 from $77,000 in 3QFY12. This is due to lower interest income and lower gain on currency exchange in 3QFY13 compared with 3QFY12.

Provision for Income Taxes

The provision for income taxes increased by $110,000, or 26.1%, to $533,000 in 3QFY13 from $423,000 in 3QFY12 due to increased income before taxes and increased tax rates in 2013.

Net Income

Net income increased by $144,000, or 16.5%, to $1,013,000 in 3QFY13 from $869,000 in 3QFY12. We attribute this increase to increased gross profit and decreased operating expenses, which outweighed decreased other income and increased taxes.

Comparison of Nine Months Ended May 31, 2013 and 2012.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales:

	Nine Months Ended
	05/31/13			05/31/12
Net sales	$8,503		100%	$7,809	100%
Cost of sales	1,338		15.7	1,187	15.2
Gross profit	7,165		84.3	6,622	84.8
Selling, general and administrative	2,690		31.6	2,547	32.6
Research and development	634		7.5	745	9.5
Total operating expenses	3,324		39.1	3,292	42.2
Income from continuing operations	3,841		45.2	3,330	42.6
Other income	172		2.0	285	3.6
Income from continuing operations before taxes	4,014	*	47.2	3,615	46.3
(Provision for) income taxes	(1,372)		(16.1)	(1,152)	(14.8)
Income (loss) from continuing operation	2,642		31.1	2,463	31.5
Results of discontinued operations	–		–	(250)	(3.2)
Gain on disposal of discontinued operations, net	–		–	466	6.0
Net income	$2,642		31.1%	2,679	34.3%

*It may not foot due to fractions.

Net Sales

Net sales increased $694,000, or 8.9%, to $8,503,000 in the first 9 months of fiscal 2013 (“9moFY13”) from $7,809,000 in the first 9 months of fiscal 2012 (“9moFY12)”. We attribute the increase in revenues due to an approximately $337,000 increase in software sales and $357,000 increase in services, such as collaboration, analytical studies, and workshop/training activities.

Cost of Sales

Cost of sales increased by $151,000, or 12.7%, to $1,338,000 in 9moFY13 from $1,187,000 in 9moFY12. As a percentage of revenue, it increased slightly to 15.7% in 9moFY13 from 15.2% in 9moFY12. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs. Amortization cost increased approximately $58,000, or 12%, in 9moFY13 compared with 9moFY12. Royalty expense, another significant portion of cost of sales, increased approximately $59,000, or 12%, in 9moFY13 compared with 9moFY12. We pay a royalty on the core GastroPlus software licenses but not on its optional modules. We also pay royalties to Accelrys on a portion of the ADMET Predictor Metabolism Module.

Gross Profit

Gross profit increased $543,000, or 8.2%, to $7,165,000 in 9moFY13 from $6,622,000 in 9moFY12. We attribute this increase to increased revenue outweighing increased cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $142,000, or 5.6%, to $2,690,000 in 9moFY13 from $2,548,000 in 9moFY12. The major increases in SG&A expense were:

•	Commission expense – we incurred commissions to our Japanese and Chinese dealers as they increased their sales,
•	Insurance expense increased by $36,000, or 20%, to $217,000 in 9moFY13 from $181,000 in 9moFY12 as our number of employees increased, in addition to increases in health insurance and other insurance premiums, and
•	We converted all M&S consultant fees incurred in the first fiscal quarter of FY12 to selling expense as part of the commission for the sale of our former Words+ subsidiary after the close of that sale. This conversion of consulting fees to selling expense (commission) gives the appearance of a $104,000 increase in consulting fees in 9moFY13 compared with 9moFY12. Without this conversion, consulting fees would have increased $15,000 in 9moFY13 compared with 9moFY12.

The major decreases in SG&A expense were:

•	Marketing labor and travel costs – In 9moFY12, we made efforts to expand our market share in China by sending Life Science personnel to China to demonstrate our products multiple times, while only making one trip to China in 9moFY13,
•	Legal fees of approximately $54,000 in 9moFY12 were incurred related to our attempt to acquire certain assets of Entelos in bankruptcy court, while no such fee was incurred in 9moFY13, and
•	SG&A salary decreased due to Life Science staff members spending more time in R&D projects than in SG&A duties (such as marketing and sales) in 9moFY13 compared with 9moFY12.

Increases in SG&A expenses outweighed decreases. As a percent of sales, SG&A expenses decreased to 31.6% in 9moFY13 from 32.6% in 9moFY12.

Research and Development

We incurred approximately $1,468,000 of research and development costs during 9moFY13. Of this amount, $834,000 was capitalized and $634,000 was expensed. In 9moFY12, we incurred $1,464,000 of research and development costs, of which $719,000 was capitalized and $745,000 was expensed. The increase of $4,000, or 0.3%, in total research and development expenditures from 9moFY12 to 9moFY13 was due to expansion of staff and increases in salaries for existing employees, which outweighed a decrease in R&D laboratory costs.

Other income (expense)

Net other income in 9moFY13 decreased by $113,000, or 239.6%, to $172,000 in 9moFY13 from $285,000 in 9moFY12. This is due to lower interest income and lower gain on currency exchange in 9moFY13 compared with 9moFY12.

Provision for Income Taxes

Provision for income taxes increased by 220,000, or 19.1%, to $1,372,000 in 9moFY13 from $1,152,000 in 9moFY12 due to increase in income before taxes and increased tax rates in 2013.

Income from Continuing Operations

Net income from continuing operations increased by $179,000, or 7.3%, to $2,642,000 in 9moFY13 from $2,463,000 in 9moFY12. We attribute this increase to an increase in gross profit which outweighed the increase in SG&A and decrease in other income.

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

Part II. Other Information

Item 1.	Legal Proceedings

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings of any kind.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
As of February 28, 2013, the Company’s tax returns for tax year ends August 31, 2009 and 2010 are under examination by the California Franchise Tax Board. In May 2013, we received a letter from FTB stating that an audit will not be conducted for those years at this time; however it may be subject to future audit if they receive new information.

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

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company. (5)
3.2	Amended and Restated Bylaws of the Company. (5)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1)
10.2	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.3	The Company’s 2007 Stock Option Plan. (3)
10.4	Notice of Election to Extend Term of Lease by and between the Company and Crest Development LLC formerly Freeway Ventures LLC, dated July 29, 2010.(4)
10.5	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 22, 2011. (5) (†)
10.6	Bill of Sale by and between the Company and Entelos, Inc. dated September 19, 2011. (6)
10.7	Stock Purchase Agreement by and among the Company, Words+, Inc., and Prentke Romich Company dated November 15, 2011. (7)
10.8	Amended lease agreement by and between the Company and Crest Development LLC, dated May 23, 2013. (8)

31.1	Section 302 – Certification of the Principal Executive Officer. (8)
31.2	Section 302 – Certification of the Principal Financial Officer. (8)
32.1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer. (8)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2011.
(6)	Incorporated by reference to the Company’s Form 8-K filed September 22, 2011.
(7)	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011.
(8)	Filed herewith

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 10, 2013.

Simulations Plus, Inc.

Date: July 10, 2013	By:	/s/ MOMOKO BERAN
Momoko Beran
Chief Financial Officer

