Form 10-K
period 2013-08-30
SIMULATIONS PLUS INC
filed 2013-11-18
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 28, 2013, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date, was approximately $39,168,468. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of November 15, 2013, 16,041,894 shares of the registrant’s common stock, par value $0.001 per share were outstanding, and no shares of preferred stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

The Exhibit Index (Item 15) lists several documents incorporated by reference.

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2013

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

PART I

ITEM 1 – BUSINESS

OVERVIEW

Simulations Plus, Inc. (“Simulations Plus” or the “Company,” “us,” “we,” or “our”), which was incorporated in 1996, develops and produces software for use in pharmaceutical research and for education, as well as provides consulting and contract research services to the pharmaceutical industry. Words+, founded in 1981, produced computer software and specialized hardware for use by persons with disabilities. The Words+ subsidiary was sold effective November 30, 2011, and is treated as “discontinued operations” in the financial statements. This discussion will therefore focus on the ongoing operations for pharmaceutical software and services.

PRODUCTS

We currently offer five software products for pharmaceutical research: ADMET Predictor™, MedChem Designer™, MedChem Studio™, DDDPlus™, and GastroPlus™. A sixth product, MembranePlus™, is well along in development with testing and validation studies under way. We plan to release MembranePlus™ by March 2014.

ADMET Predictor™

ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) Predictor is a computer program that takes molecular structures as inputs and predicts over 140 different properties for them at the rate of about 200,000 compounds per hour on a fast laptop computer. This capability allows chemists to get estimates for a large number of important properties without the need to synthesize and test the molecules. ADMET Predictor has been consistently top-ranked in peer-reviewed, independent comparison studies for predictive accuracy, while generating its results at a very high throughput rate. The current state-of-the-art of this type of software does not enable finding the best molecule in a series, but it does allow identifying molecules that are highly likely to fail as potential drug candidates (the worst molecules, which is often the majority of a chemical library) before synthesizing and testing them. Thus, millions of “virtual” compounds can be created and screened in a day, compared to potentially months of work to actually synthesize and test a much smaller number of actual compounds.

The ADMET Modeler™ subprogram that is integrated into ADMET Predictor enables scientists to use their own experimental data to quickly create high-quality, proprietary predictive models using the same powerful modeling methods we use to build our top-ranked class property predictions. Pharmaceutical companies expend substantial time and money conducting a wide variety of experiments on new molecules each year, resulting in large databases of experimental data. Using this proprietary data to build predictive models can provide a second return on their investment; however, model building has traditionally been a difficult and tedious activity performed by specialists.

We released Version 6.5 of ADMET Predictor during this reporting period. This version extends our metabolism predictions by training on a much larger experimental data set, and for the first time, provides specific metabolism rates for individual atoms within a molecule, rather than only for the molecule as a whole. These improvements are also available via MedChem Designer and MedChem Studio for customers who license ADMET Predictor. We are now working on version 7.0, which we expect to release before the end of calendar 2013. This new version will incorporate a new model for predicting ionization constants (pKa’s) developed in a collaboration with Bayer AG that enabled us to approximately double the size of our data set from about 16,000 pKa values to more than 30,000 and to expand the chemical space it covers to include more molecules representative of those of interest to the pharmaceutical industry today. We believe the resulting improvement in pKa prediction puts our already best-in-class model well in front of any competitor. Predicting ionization is critical to predicting most other properties, so all of our models (approximately 140) are being retrained based on this new capability for version 7.0.

Version 6.5 also adds confidence levels to most of our toxicity models so that users have an idea of the reliability of each individual prediction.

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule drawing program, or “sketcher”, but now has capabilities exceeding those of other molecule drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule drawing programs are also free. Our free version includes a small set of ADMET Predictor property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. The chemist also sees that with a paid ADMET Predictor license, a total of over 140 predictions would be available.

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

We released MedChem Designer 2.5 during this reporting period. This new version now shows the chemist the specific predicted atom locations for metabolism by each of the enzymes predicted to act upon a molecule.

MedChem Studio™

Over the past several years, MedChem Studio updates have resulted in a very powerful tool for medicinal and computational chemists for both data mining and for designing new drug-like molecules. We released version 3.5 of MedChem Designer during this reporting period. The new features are too numerous to list, but include such important items as:

•	A new licensing module from Flexera called FlexNet™

•	Improvements to graphics in structure depictions and the Miner 3D module

•	Faster performance on large data sets

•	A 64-bit version is now available to deal with much larger data sets

MedChem Designer can be used to refine a small number of molecules: however, creating and screening a very large number of molecules down to a few promising lead candidates is the primary function of MedChem Studio (with ADMET Predictor). MedChem Studio has features that enable it to generate very large numbers of new molecular structures using a variety of de novo design methods. Coupled with ADMET Predictor and MedChem Designer, we believe the programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high-throughput screening experiments to find the most promising classes (groups of molecules with a large part of their structures the same) and molecules that are active against a particular target. In addition, MedChem Studio with ADMET Predictor can take an interesting (but not acceptable) molecule and very quickly generate many thousands of high quality analogs (i.e., similar new molecules) using a variety of design algorithms to generate new molecules that are predicted (via ADMET Predictor) to be both active against the target as well as acceptable in a variety of ADMET properties.

MedChem Studio version 3.5 was released during the current reporting period, adding a number of new features, including:

•	New molecular structure drawing algorithms for crisper structure depictions

•	New licensing module from Flexera called FlexNet™

•	Increased execution speed

•	64-bit version accesses much more memory for very large data sets

•	Ability for user to define equations to calculate new attributes by combining others

•	Enhanced Miner3D graphics with expanded assortment of chart types

NCE Project

Based on our strong belief in our ADMET Design Suite’s (MedChem Studio/MedChem Designer/ADMET Predictor) exceptional capabilities, we initiated our own project to design new molecules (NCEs, or New Chemical Entities). After considering various targets, we selected the malaria parasite Plasmodium falciparum, both because there is an unmet need for a very low-cost cure, and because we believed that external funding opportunities might exist if we were successful in generating high-quality lead compounds using our software. Our goal was to demonstrate how well the ADMET Design Suite worked to generate new lead molecules in a fraction of the time and cost normally required in the pharmaceutical industry. We completed the design process in September 2012 and we announced that we had requested quotations from chemical synthesis companies for the cost and time to make a small set of molecules. Five molecules of our own design and two precursors (almost the final designed structures, but a step away in synthesis) were synthesized and tested for inhibition of the parasite at the University of California at Riverside. We were hoping that at least one would show inhibition of the growth cycle of the parasite.

We were excited to learn that every molecule showed activity against the parasite at less than micromolar concentrations, with two showing activity at less than 100 nanomolar concentration (high potency) against the drug-sensitive strain of the parasite. They were then tested against the drug-resistant strain of the malaria parasite, and again potency was observed, with two molecules showing nanomolar activity. We believe this exercise – a software company using its own products to design novel molecules and have them synthesized and tested – is unprecedented.

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

At this time, we are not pursuing this project any further using internal funding, but would do so if external funding can be secured, because our goal for this project was not to develop a cure for malaria. Rather, we wanted to demonstrate that our software tools can enable scientists to quickly and efficiently analyze high-throughput data, to generate new molecular structures, and to assess their qualities via ADMET Predictor, resulting in high-quality lead candidates in a small fraction of the time and cost usually required. We accomplished that and we have been presenting our results in scientific meetings and in webinars to a worldwide audience. New software license sales resulting from these presentations have already more than recovered our investment.

During this reporting period, we announced that we had completed the design of a number of new molecules for a different target – the cyclo-oxygenase-2 (COX-2) enzyme that is the target for Celebrex®. Celebrex is the only COX-2 inhibitor remaining on the market, after the withdrawal of other approved drugs (such as Vioxx®) due to cardiac toxicity. Our chemical synthesis contractor has been working on developing the synthetic methods to make these new molecules for a number of weeks and progress is encouraging. We hope to have samples of several of our new molecules, if not all of them, in the next few months, at which time we will contract for testing them against both COX-2 and COX-1 enzymes (COX-1 is inhibited by aspirin and other drugs). The reason for also testing against the COX-1 enzyme is that it appears from the scientific research that was conducted after the withdrawal of other COX-2 inhibitors from the market that it is important to inhibit both COX-2 and COX-1 at a certain ratio in order to provide the benefits of COX-2 inhibition without the cardiotoxicity risk that has been associated with inhibiting COX-2 alone. We designed our new molecules based on activity models for both COX-2 and COX-1 built from public data, with the goal of providing an acceptable ratio of COX-2 to COX-1 inhibition.

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

GastroPlus

Our flagship product and largest source of revenues is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently in widespread use at pharmaceutical companies, the FDA, the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. Because of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (“OrBiTo”). OrBiTo is a collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of Europe, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of all other members. We believe participation in this initiative enables us to benefit from and to contribute to advancing the prediction of human oral absorption from preclinical data, and ensures that we are in front of the audience of member pharmaceutical companies and regulatory agencies.

Version 8.5 of GastroPlus was released during the current reporting period, adding a number of important new capabilities requested by customers as well as improvements we have identified in-house, including:

•	A new model for precipitation based on classical nucleation theory

•	Infant physiologies, including for babies born as much as 16 weeks premature

•	A unique method for using transporter data from preclinical experiments to predict transporter effects in human and other animals

•	A number of additional expression levels of enzymes and transporters in human and animal physiologies

MembranePlus™

MembranePlus is a new product that has been under development for a number of years, but was put on hold for several years due to other priorities. It was revived in the past year and is now nearing commercial release. Like DDDPlus, MembranePlus simulates laboratory experiments, but in this case, the experiments are for measuring permeability of drug-like molecules through various membranes, including several different cell cultures (Caco-2, MDCK) as well as artificially formulated membranes (PAMPA). The value of such a simulation is that when the same molecules are measured in different laboratories, results are often strikingly different. The differences are caused by a complex interplay of factors in how the experiment was set up. The ability to simulate these experiments with their specific setups in detail is provided by MembranePlus, and this enables the scientist to better interpret how results from various experiments can be used to predict permeability in human and animals, which is the ultimate goal. MembranePlus is unique and our customers have expressed significant interest in the new capability.

We plan to release version 1.0 of MembranePlus by March 2014.

Contract Research and Consulting Services

Our expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 80 scientific meetings worldwide in the past four years. We frequently conduct contracted studies for large customers (including the largest five pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing. Long-term collaborations and shorter-term consulting contracts serve both to showcase our technologies and to build and strengthen customer relationships.

During the fourth quarter of fiscal year 2013 we continued to work on our 5-year collaboration agreement with the Center for Food Safety and Applied Nutrition (CFSAN) of the FDA. FDA scientists and our scientists are using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. During the first year of this collaboration, we analyzed FDA databases and worked with FDA scientists to ensure that the FDA data to be used for building new predictive models is as accurate as we can reasonably make it. Both FDA scientists and our scientists are building a series of models to classify new compounds as toxic or nontoxic from FDA datasets. Included in this effort was a special modification to ADMET Predictor to allow the user to set a minimum value for specificity or sensitivity when building a model. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that determined all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one usually results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

PRODUCT DEVELOPMENT

Development of our software is focused on expanding product lines, designing enhancements to our core technology and integrating existing and new products into our principal software architecture and platform technology. We intend to offer regular updates to our products and to continue to look for opportunities to expand our existing product suite.

We develop all of our products internally. We have also licensed products or have otherwise acquired products, or portions of our products, from other organizations. These arrangements sometimes require the payment of royalties by us. We intend to continue to license or otherwise acquire technology or products from third parties. We currently have two royalty agreements, one with TSRL, Inc. (“TSRL”) and another with Symyx Technologies (“Symyx”). In July 1997, we entered into a royalty agreement with TSRL pursuant to which royalties were paid to TSRL from revenues on each license for GastroPlus basic software. In March 2010, we entered into a royalty agreement with Symyx, which was merged with Accelrys, Inc., pursuant to which royalties were paid to Symyx from revenues on each license for Metabolite module. After we entered into a buyout agreement with Enslein Research, we combined Metabolism module and Metabolite module, and currently we pay royalties to Symyx from the sale of a new Metabolism module. These license agreements have no expiration date.

MARKETING AND DISTRIBUTION

We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our web pages on the Internet, and using various communication media to our compiled database of prospects and customer names. At various scientific meetings around the world each year there are numerous presentations and posters presented in which the research that was reported on was performed using our software. Many of these presentations were from industry and FDA scientists; some were from our staff.

We have one independent distributor in Japan and two independent representatives in China; however, our scientific team is also the majority of our sales and marketing team, assisting our Vice President of Marketing and Sales and his staff with trade shows, seminars, and customer training both via the Internet and on-site. We believe that this is more effective than a completely separate sales team for several reasons: (1) customers appreciate talking directly with developers who can answer a wide range of technical questions about methods and features in depth; (2) our scientists benefit from direct customer contact by gaining an appreciation for the environment and problems of the customer; and (3) the relationships we build through scientist-to-scientist contact are stronger than through salesperson-to-scientist contacts.

We provide support to the GastroPlus User Group in Japan, which was organized by Japanese researchers several years ago. As of early 2013, a group of scientists in Europe and North America have organized another group following the example set in Japan. The number of members who have joined this group is more than 330. We support this group as well through coordination of online meetings each month and managing the web site for exchange of information among members.

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

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research and marketing resources that are larger than ours. Our management believes there is currently no significant competitive threat to GastroPlus or DDDPlus, however, one could be developed over time. MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing some of this work. Smaller companies generally need to outsource a greater percentage of this research. Thus, we compete not only with other software suppliers, but also with the in-house development teams at some of the larger pharmaceutical companies.

Although competitive products exist, both new licenses and license renewals for GastroPlus have continued to grow in spite of this competition. We believe that we enjoy a dominant market share in this segment. We believe that the success of our recent NCE project in which we designed, had synthesized, and tested a number of new molecules to treat malaria has cultivated strong interest in our ADMET Design Suite™ (ADMET Predictor/MedChem Studio/MedChem Designer). Presentations in the U.S., Japan, and Europe since the results were released have been well received and new licenses for our cheminformatics software have already more than recouped our investment. Our new COX-2/COX-1 NCE project is intended to further promote the abilities of our ADMET Design Suite for rapid and cost-effective design of lead compounds.

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

RESEARCH AND DEVELOPMENT

We believe that our ability to grow and remain competitive in our markets is strongly dependent on investment into research and development (“R&D”). R&D activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-20, “Costs of Software to Be Sold Leased, or Marketed”. R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, laboratory testing, and R&D consulting, were approximately $1,931,000 during fiscal year 2013, of which $1,129,000 was capitalized. R&D expenditures during fiscal year 2012 were approximately $1,907,000, of which $959,000 was capitalized.

Our pharmaceutical business R&D activities during fiscal year 2013 were focused on improving our ADMET Predictor/ADMET Modeler, MedChem Studio, MedChem Designer and GastroPlus products, as well as the development of our new MembranePlus software product described above.

EMPLOYEES

As of August 31, 2013, we employed 27 full-time employees and no part-time employees, including 19 in research and development, 4 in marketing and sales, 4 in administration and accounting. Currently 15 employees hold Ph.D.s and 1 is a Ph.D. candidate in their respective science or engineering disciplines. Additionally, 4 employees hold one or more Master’s degrees. Most of the senior management team and the members of our Board of Directors hold graduate degrees. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain qualified personnel. We continue to seek additions to our life sciences team although the competition for such personnel in the pharmaceutical industry is intense. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

We lease approximately 13,500 square feet of space in Lancaster, California. The original agreement had a five-year term with two (2), three (3)-year options to extend. Since the original five-year term expired in February 2011, we have exercised the first of the two (2), three (3)-year options which will end on February 2, 2014. We made an amendment to our current lease with a single remaining extension of three (3) years at an annual increase of 4% per year. The amended lease extends to February 2, 2017 with an annual increase of 3% per year and has an option of two (2) two-year extensions. The current base rent amount of $24,272.42 per month remains the same; however, we had 3 months’ free base rent during the months of June, July and August of 2013. We record these three (3) months as a discount divided equally through the first term of this amended lease from June 2013 through January 2017. The amended lease is filed with the SEC as an exhibit to our Form 10-Q filed on July 10, 2013.

After the sale of Words+ to Prentke Romich Company (PRC), we entered into a sublease agreement under which Words+ paid 20% of the monthly rent we pay to our landlord, plus 20% of facility-related operating expenses. The term of this month to month sublease commenced on January 1, 2012 and ended on February 28, 2013.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are not aware of any pending legal proceedings of any kind.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no share repurchase program pending, and the Company made no repurchases of its securities within the fourth quarter of the fiscal year 2013.

The following table shows low and high sales price for the Company’s common stock for the last eight fiscal quarters.

	Low Sales Price	High Sales Price
FY13:
Quarter ended August 31, 2013	4.01	4.83
Quarter ended May 31, 2013	3.92	4.39
Quarter ended February 29, 2013	4.01	4.59
Quarter ended November 30, 2012	4.38	4.80

FY12:
Quarter ended August 31, 2012	3.76	4.46
Quarter ended May 31, 2012	3.66	4.61
Quarter ended February 29, 2012	2.91	4.25
Quarter ended November 30, 2011	2.97	3.24

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes included in this Annual Report on Form 10-K.

Management Overview

Fiscal year 2013 highlights:

•	We released updated versions of all major software products.

•	We advanced the development of our new MembranePlus™ software program for simulation of in vitro permeability experiment, which is now nearing completion.

•	We completed two funded collaboration agreements with top-5 pharmaceutical companies to extend the capabilities of our flagship GastroPlus software with an enhanced oral cavity absorption model and the ability to simulate dosing through the skin.

•	We successfully completed the second year of our five-year renewable collaboration with the Center for Food Safety and Nutrition of the FDA to develop predictive toxicity models for food additives and contaminants.

•	We initiated a new drug design project targeting COX-2 and COX-1 enzymes and sent out requests for quotations for synthesis of these new molecules. After this reporting period we selected a contractor and development of the synthetic methods is now under way.

•	We expanded our technical staff, adding 2 new Ph.D. scientists to the Life Sciences department and two additional engineers to form a new Computational Technologies (CT) team.

•	Hosted 4 multi-day workshops in the United States and Europe to educate users on the various features & applications of our software

•	Redesigned website with modern look and new interactive features

•	Attended 55 scientific conferences, presenting 36 posters and oral podium lectures

•	Achieved 94% renewal rate for software licenses over last 3 fiscal quarters

•	Signed 60 new clients (includes new organizations and departments at existing clients)

•	Finalized new orders for software licenses at several major regulatory agencies (including the U.S. FDA, U.S. EPA, and China SFDA)

•	Achieved 27% increase in license revenue from Asian territories (Japan, China, Korea, Singapore, and Thailand).

•	Assisted with the formation of the GastroPlus User Group, an interactive network of North American and European industry users that has created a forum for sharing best practices, addressing unmet needs, and promoting the adoption of modeling & simulation.

•	In December 2012 during our first fiscal quarter of FY2013, the Board of Directors decided to pay an accelerated cash dividend consisting of all of the $0.05 per share dividend planned for February 2013, plus $0.03 of the planned dividends for May, August, and December 2013. This was done to provide shareholders with the benefit of the lower income tax rates in 2012 compared to the increased rates for 2013.

•	Our Board of Directors declared increased (from $0.02) quarterly cash dividends of $0.03 per share in May and August. Recently, our Board of Directors declared a $0.04/share dividend for November 15, 2013 distribution, which is in fiscal year 2014.

•	Our cash position remained strong, with cash at the end of the fiscal year of $10.2 million, and we have no debt.

Fiscal year 2013 Financial Summary:

•	Gross revenues increased 6.6% to $10,071,000 from $9,449,000 in fiscal year 2012

•	Selling, General and Administrative expenses increased 5.0% to $3,550,000 from $3,379,000 in fiscal year 2012

•	Research and Development expenditures increased 1.3% to $1,931,000 from $1,907,000 in fiscal year 2012. In fiscal year 2012, approximately $140,000 was spent for outside services to synthesize and test the new molecules we designed to inhibit the growth of the malaria parasite. In fiscal year 2013, we did not have such an expense, resulting appearance of small increase in research and development expenditure

•	Income from continuing operations increased 11.7% to $3,141,000 from $2,812,000 in fiscal year 2012

Strategy Going Forward:

•	Continue to advance our software offerings through both our in-house developments and our funded and unfunded collaborations with our industry and government customers

•	Continue to seek acquisition and partnership possibilities to broaden our offerings of products and services

•	Continue our marketing and sales campaign including attending and exhibiting at numerous scientific conferences and meetings, expanded use of social media, and expanded advertising

•	Increase our marketing and sales efforts with respect to our consulting services in both pharmacokinetics and in small molecule design

•	Seek partners for our malaria new chemical initiative to take it further into development

•	Select a new target and repeat our drug design, synthesis, and test activities as we did for malaria to further demonstrate the capabilities of our ADMET Design Suite to generate high-quality lead compounds in a fraction of the time and cost normally required

Fiscal year 2013 was another record year. We believe the continued growth of our pharmaceutical software and services business segment is the result of steadily increasing adoption of simulation and modeling software tools across the pharmaceutical industry, as well as the expertise we offer as consultants to assist companies involved in the research and development of new medicines. We have received a continuing series of study contracts with pharmaceutical companies ranging from several of the largest in the world to a number of medium-sized and smaller companies in the U.S. and Europe.

Our financial performance enabled us to maintain significant cash deposits, remain debt-free, and continue to invest in our marketing and sales activities we began in early 2009 in order to reach a wider customer base, as well as to distribute significant cash dividends to our shareholders.

We have not been successful in identifying and completing any acquisitions during this reporting period in spite of ongoing investigations. It is our intent to continue to search for acquisition opportunities that would be compatible with our current businesses and that would be immediately accretive, i.e., adding to both revenues and earnings.

In the past, we have used some of our cash to repurchase shares of our common stock because we believe that reducing the number of fully diluted shares provides greater value to our shareholders than receiving a low interest rate on our cash deposits, and because we believe that our cash deposits after such repurchases remain sufficient to accomplish any reasonable potential acquisitions as well as to maintain sufficient cash reserves to ensure meeting operational needs for the foreseeable future. Although there are no stock repurchase programs pending, our Board of Directors may consider additional repurchases at any time at prices and under conditions set by our Board of Directors.

Results of Operations

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2013 (“FY13”) and August 31, 2012 (“FY12”).

	Fiscal years ended
	08/31/13		08/31/12
Net sales	$10,071	100%	$9,449	100%
Cost of sales	1,647	16.4	1,510	16.0
Gross profit	8,424	83.6	7,939	84.0
Selling, general and administrative	3,550	35.2	3,379	35.8
Research and development	802	8.0	948	10.0
Total operating expenses	4,352	43.2	4,327	45.8
Income from operations	4,072	40.4	3,612	38.2
Other income	184	1.8	343	3.6
Net income before taxes	4,256	42.3	3,955	41.9
(Provision) for income taxes	(1,370)	(13.6)	(1,143)	(12.1)
Income from continuing operations	2,886	28.7%	2,812	29.8%
Results of discontinued operations, net of tax	–	–	216	2.3
Net income	$2,886	28.7%	$3,028	32.1%

FY13 COMPARED WITH FY12

Net Sales

Net sales increased $622,000, or 6.6%, to $10,071,000 in FY13 from $9,449,000 in FY12. We attribute the increase in pharmaceutical software sales to increases in the number of licenses with new and existing customers, as well as licensing of new modules to existing customers, especially for our GastroPlus line of products because it has more modules than other products we offer. The revenue from sales of software increased approximately $254,000, or 3%. In FY13, the revenue from two funded collaborations which will expand the capabilities of our GastroPlus software and analytical studies also increased approximately $368,000, or 101%.

Cost of Sales

Cost of sales increased $137,000, or 9.0%, to $1,647,000 in FY13 from $1,510,000 in FY12. As a percentage of net sales, cost of sales increased by 0.3%.

A significant portion of cost of sales is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $49,000, or 7%, in FY13 compared with FY12.

Royalty expense, a variable cost related to sales of our GastroPlus core program as well as royalties from the agreement with Accelrys, Inc. (the original agreement was with Symyx Technologies which merged with Accelrys, Inc.) Metabolite/Metabolism, increased approximately $46,000, or 8%, in FY13 compared with FY12.

Service cost, such as labor costs for trainings/workshops, analytical studies, and technical support, increased approximately $42,000, or 71%, in FY13 compared with FY12 due to more number of person-hours allocated to those services during FY13 compared with FY12.

Gross Profit

Gross profit increased $485,000, or 6.1%, to $8,424,000 in FY13 from $7,939,000 in FY12. We attribute this increase to the increased sales of pharmaceutical software which outweighed an increase in the cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $171,000, or 5.0% to $3,550,000 in FY13, compared to $3,379,000 in FY12; however, as a percentage of sales, SG&A decreased to approximately 35.2% in FY13 from approximately 35.8% in FY12. The major increases in SG&A expense were:

•	Mergers and acquisitions consultant fees incurred in FY12 were converted to selling expense as part of the commission for the sale of our former Words+ subsidiary after the close of that sale. This conversion of consulting fees to selling expense (commission) gives the appearance of a $105,000 increase in consulting fees in FY13 compared with FY12.

•	Commission expense increased by $50,000, or 22%, to $275,000 in FY13 from $225,000 in FY12. We incurred higher commissions to our dealers in Japan and China as they increased their sales.

•	Insurance expense increased by $45,000, or 24%, to $236,000 in FY13 from $191,000 in FY12 both from an increase in the number of employees, as well as an overall increase in insurance premiums with the largest increases in health insurance.

The major decreases in SG&A expense were:

•	Advertising expense decreased by $41,000, or 53%, to $38,000 in FY13 from $79,000 in FY12 due to ads placed for NCE (new chemical entity) malaria project in FY12 while no such ads were placed in FY13.

•	Marketing, labor and travel costs decreased by $83,000, or 56%, to $66,000 in FY13 from $149,000 in FY12. In FY12, we made significant efforts to expand our market share in China by sending life science personnel to China several times to demonstrate our products.

•	Professional fees paid to outside consultants decreased by $77,000, or 34%, to $150,000 in FY13 from $227,000 in FY12. In FY12, we incurred extra tax consulting fees relating to the sale of Words+, valuation services, and legal services related to our attempt to acquire certain assets of Entelos in bankruptcy court, while such fees were not incurred in FY13.

Thus, increases in SG&A expenses outweighed decreases.

Research and Development

We incurred approximately $1,931,000 of research and development costs during FY13. Of this amount, $1,129,000 was capitalized and $802,000 was expensed. In FY12, we incurred $1,900,000 of research and development costs, of which $952,000 was capitalized and $948,000 was expensed. The increase of $24,000, or 1.3%, in total research and development expenditures from FY12 to FY13 was due to staff increases and salary increases for existing staff, which outweighed the reduction in NCE (new chemical entity) malaria project costs.

Income from operations

During FY13, we generated income from operations of $4,072,000, as compared to $3,612,000 for FY12, an increase of 12.7%. We attribute this increase to increases in gross profit and decreases in research and development expense, which outweighed the increase in SG&A expense.

Other Income and (Expense)

Net other income (expense) decreased by $159,000, or 46.2%, to $184,000 in FY13 from $343,000 in FY12. This is due to the lower interest income and lower currency exchange gain in FY13 compared with FY12, and a decrease in sublease income from Words+ as they closed their operations in March 2013.

Provision for Income Taxes

Provision for income taxes for FY13 increased by $227,000, or 19.9%, to $1,370,000, compared to $1,143,000 for FY12 due to higher taxable income.

Income from Continuing Operations

Net income from continuing operations for FY13 increased by $74,000, or 2.7%, to $2,886,000, compared to $2,812,000 for FY12. We attribute this increase in net income to increased gross profit and decrease in research and development expense, and decrease in tax expense, which outweighed the increase in SG&A expense, the decrease in other income, and increase in tax expense.

SEASONALITY

Sales in our business segment exhibits some seasonal fluctuations, with the fourth fiscal quarter (June-August) generally having the lowest sales over the past three fiscal years because of summer vacations and reduced activities at our customers’ sites. This unaudited quarterly sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period; however, because our pharmaceutical software is licensed on an annual basis, renewals are usually within the same quarter year after year.

	Net Sales (in thousands)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013	2,290	3,118	3,095	1,568	10,071
2012	2,248	2,789	2,772	1,640	9,449
2011	2,050	2,622	2,640	1,427	8,739
2010	1,735	2,227	2,325	1,334	7,621
2009	1,430	1,779	1,985	1,107	6,301
2008	1,438	1,550	1,975	1,092	6,055
2007	824	1,808	1,659	1,465	5,756
2006	199	884	1,096	1,007	3,186
2005	524	410	662	473	2,069
2004	642	742	603	869	2,856
2003	507	582	614	1,403	3,106

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

We are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. The trend over the last ten years has been increasing cash deposits from our operating cash flows, and we expect that trend to continue for the foreseeable future. We have no material commitments for capital expenditures as of the end of the latest fiscal period.

We continue to seek opportunities for strategic acquisitions. If one or more such acquisitions is identified, a substantial portion of our cash reserves may be required to complete it; however, we intend to maintain sufficient cash reserves after any acquisition to provide reasonable assurance that outside financing will not be necessary to continue operations. If we identify an attractive acquisition that would require more cash to complete than we are willing or able to use from our cash reserves, we will consider financing options to complete the acquisition, including obtaining loans and issuing additional securities.

Because we have not been able to find suitable acquisitions for several years, the board of directors decided to distribute a portion of our cash reserves to our shareholders, declaring an ongoing $0.05 per share per quarter cash dividend beginning with the second quarter of FY12. Quarterly dividend payments made in FY12 and FY13 are listed in the following table.

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share		Total Amount
2/21/2012	3/1/2012	15,813,844	$0.05		$790,692
4/27/2012	5/8/2012	15,923,019	$0.05		$796,151
8/7/2012	8/10/2012	15,923,019	$0.05		$796,151
11/8/2012	11/13/2012	15,927,806	$0.05		$796,390
12/24/2012	12/28/2012	16,021,309	$0.14	*	$2,242,983
5/7/2013	5/10/2013	16,030,433	$0.03	**	$480,913
8/12/2013	8/15/2013	16,030,894	$0.03	**	$480,926

*	As a tax benefit to our shareholders considering the increase in federal income tax for capital gains in 2013, the Board of Directors declared an accelerated cash dividend, $0.14 per share, on December 14, 2012, consisting of all of the planned February 2013 distribution of $0.05 per share, plus $0.03 per share of the planned $0.05 per quarter per share for the remaining three fiscal quarters ending in calendar year 2013.

**	The Board of Directors decided to increase the May and August dividend distributions by 50% from the planned $0.02/share to $0.03/share.

There can be no assurances that our Board of Directors will continue the dividend distributions for any specified number of quarters; however, there is no current plan to discontinue the quarterly dividend distributions. After the end of this reporting period, our Board of Directors declared a dividend distribution of $0.04 per share for November 2013, an increase of 100% over the planned $0.02 per share that remained after the accelerated distribution in December 2012.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

RECENTLY ISSUED OR NEWLY ADOPTED ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which amended the guidance in Accounting Standards Update 2011-08 Testing Goodwill for Impairment to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. We adopted this standard in the first quarter of fiscal year 2013. We believe adoption did not have a material effect on our financial statements.

SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

We recognize revenues related to software licenses and software maintenance in accordance with the FASB Accounting Standards Codification (“ASC”) 985-605, “Software – Revenue Recognition”. Software products revenue is recorded when the following conditions are met: 1) evidence of arrangement exists; 2) delivery has been made; 3) the amount is fixed; and 4) collectability is probable. Post-contract customer support (“PCS”) obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $716,888 and $668,021 for the years ended August 31, 2013 and 2012, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The California Franchise Tax Board (“FTB”) audited us for the fiscal years ended (“FYE”) August 31, 2007 and 2008. We received refunds as we claimed; however they continued their audit to include fiscal years 2009 and 2010, and were reviewing 2007 and 2008 R&D credits, since those credits were carried forward to FYE 2009 and 2010. In May 2013, we received a letter from the FTB stating that an audit will not be conducted for those years at this time; however it may be subject to future audit if they receive new information.

In March 2012, we also received a notice from the Internal Revenue Service (IRS) that our fiscal year ended August 31, 2008 was subject to their examination. In October 2012, the IRS completed their examination of our 2007 tax filing. The outcome of this examination was a decrease of $36,868 in the amount refundable. We received a refund of $151,246 in December 2012.

Stock-Based Compensation

We account for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation” (“FASB 718-10”). Under this method, compensation costs include: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $115,740 and $181,521 for the fiscal years ended August 31, 2013 and 2012, respectively, and is included in the consolidated statements of operations as Consulting, Salaries, and Research and Development expense.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2013, the end of the fiscal year covered by this report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such framework, including the completion and review of internal review assessment forms and the completion and review of financial reporting information systems and controls checklists in the framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2013.

No changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended August 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B – OTHER INFORMATION

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

The remaining information required by Item 10 is incorporated by reference from the sections entitled “Board Matters and Corporate Governance,” “Election of Directors,” “Executive Compensation and Other Information,” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement on Schedule 14A (the “Proxy Statement”) to be distributed in connection with our 2014 Annual Shareholders’ Meeting.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the sections entitled “Executive Compensation and Other Information” and “Board Matters and Corporate Governance” in our Proxy Statement to be distributed in connection with our 2014 Annual Shareholders’ Meeting.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Information” in our Proxy Statement to be distributed in connection with our 2014 Annual Shareholders’ Meeting.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the subsection entitled “Certain Relationships and Related Transactions; Transactions with Related Persons” and the section entitled “Board Matters and Corporate Governance” in our Proxy Statement to be distributed in connection with our 2014 Annual Shareholders’ Meeting.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the section of the proposal entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement to be distributed in connection with our 2014 Annual Shareholders’ Meeting.

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

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company. (5)
3.2	Amended and Restated Bylaws of the Company. (5)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1)
10.2	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.3	The Company’s 2007 Stock Option Plan. (3)
10.4	Notice of Election to Extend Term of Lease by and between the Company and Crest Development LLC formerly Freeway Ventures LLC, dated July 29, 2010.(4)
10.5	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 22, 2011. (5) (†)
10.6	Bill of Sale by and between the Company and Entelos, Inc. dated September 19, 2011. (6)
10.7	Stock Purchase Agreement by and among the Company, Words+, Inc., and Prentke Romich Company dated November 15, 2011. (7)
10.8	Amended lease agreement by and between the Company and Crest Development LLC, dated May 23, 2013. (8)
10.9	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 22, 2013. (9) (†)
23.1	Consent of Independent Registered Public Accounting Firm (9)
31.1	Section 302 – Certification of the Principal Executive Officer. (9)
31.2	Section 302 – Certification of the Principal Financial Officer. (9)
32.1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer. (9)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2011.
(6)	Incorporated by reference to the Company’s Form 8-K filed September 22, 2011.
(7)	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011.
(8)	Incorporated by reference to the Company’s Form 10-Q filed July 10, 2013.
(9)	Filed herewith

(c)	Financial Statement Schedule.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on November 15, 2013.

SIMULATIONS PLUS, INC.

By:	/s/ Momoko A. Beran
Momoko A. Beran
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Walter S. Woltosz	Chairman of the Board of Directors and
Walter S. Woltosz	Chief Executive Officer (Principal executive officer)
November 15, 2013

/s/ Virginia E. Woltosz	Secretary and Director of the Company
Virginia E. Woltosz
November 15, 2013

/s/ Dr. David Z. D’Argenio	Director
Dr. David Z. D’Argenio
November 15, 2013

/s/ Dr. David L. Ralph	Director
Dr. David L. Ralph
November 15, 2013

/s/ Harold W. Rosenberger	Director
Harold W. Rosenberger
November 15, 2013

/s/ Momoko A. Beran	Chief Financial Officer of the Company
Momoko A. Beran	(Principal financial officer and principal accounting officer)
November 15, 2013

SIMULATIONS PLUS, INC.

CONTENTS

August 31, 2013 and 2012

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Shareholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 – F23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Simulations Plus, Inc.

Lancaster, California

We have audited the accompanying balance sheets of Simulations Plus, Inc. (a California corporation) as of August 31, 2013 and 2012 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simulations Plus, Inc. as of August 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs LLP

Encino, California

November 15, 2013

SIMULATIONS PLUS, INC.

BALANCE SHEETS

As of

	August 31,
ASSETS	2013	2012
Current assets
Cash and cash equivalents	$10,179,298	$12,701,075
Prepaid income taxes	301,573	153,896
Accounts receivable, net of allowance for doubtful accounts of $0	1,910,615	1,451,864
Contracts receivable	203,913	18,893
Prepaid expenses and other current assets	192,173	150,856
Deferred income taxes	184,258	193,712
Total current assets	12,971,830	14,670,296
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $5,801,578 and $5,084,690	2,891,169	2,479,468
Property and equipment, net (note 3)	117,987	107,410
Intellectual property, net of accumulated amortization of $11,250 and $3,750	63,750	71,250
Other assets	18,445	18,445
Total assets	$16,063,181	$17,346,869

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$146,011	$177,509
Accrued payroll and other expenses	311,209	312,912
Accrued bonuses to officer	60,000	60,000
Accrued income taxes	–	733,233
Other current liabilities	19,859	–
Deferred revenue	89,227	131,782
Total current liabilities	626,306	1,415,436

Long-term liabilities
Deferred income taxes	1,146,389	788,857
Other long-term liabilities	47,993	–
Total liabilities	1,820,688	2,204,293

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 16,030,894 and 15,927,806 shares issued and outstanding	4,502	4,399
Additional paid-in capital	4,842,794	4,628,366
Retained earnings	9,395,197	10,509,811
Total shareholders' equity	14,242,493	15,142,576

Total liabilities and shareholders' equity	$16,063,181	$17,346,869

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

STATEMENTS OF OPERATIONS

For the years ended

	August 31,
	2013	2012

Net sales	$10,070,770	$9,448,608
Cost of sales	1,646,530	1,510,148
Gross profit	8,424,240	7,938,460
Operating expenses
Selling, general, and administrative	3,549,495	3,379,017
Research and development	802,374	947,556
Total operating expenses	4,351,869	4,326,573

Income from operations	4,072,371	3,611,887

Other income (expense)
Interest income	49,492	89,265
Miscellaneous income	35,488	76,149
Gain on currency exchange	99,429	177,790
Gain on sale of assets	–	(433)
Interest expense	–	(3)
Total other income (expense)	184,409	342,768

Income from continuing operations before provision for income taxes	4,256,780	3,954,655

Provision for income taxes (note 6)	(1,370,182)	(1,142,693)
Income from continuing operations	$2,886,598	$2,811,962

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	–	(249,898)
Gain on sale of Words+, net of tax	–	465,820
Results of discontinued operations	–	215,922

Net Income	$2,886,598	$3,027,884

Basic earnings per share:
Continuing operations	$0.18	$0.18
Discontinued operations	–	0.01
Net basic earnings per share	$0.18	$0.19
Diluted earnings per share
Continuing operations	$0.18	$0.18
Discontinued operations	–	0.01
Net diluted earnings per share	$0.18	$0.19

Weighted-average common shares outstanding
Basic	15,996,432	15,763,674
Diluted	16,319,983	16,151,873

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, August 31, 2011	15,572,943	$4,044	$4,167,650	$9,864,921	$14,036,615

Exercise of stock options	354,863	355	301,286		301,641

Stock-based Compensation			181,521		181,521

Deferred tax adjustments
- Change in prior year tax refund			(36,868)		(36,868)

- Current deferred tax adjustments			14,777		14,777

Declaration of Dividend				(2,382,994)	(2,382,994)

Net income				3,027,884	3,027,884

Balance, August 31, 2012	15,927,806	$4,399	$4,628,366	$10,509,811	$15,142,576

Exercise of stock options	103,088	103	27,882		27,985

Stock-based Compensation			115,740		115,740

Excess tax benefits from share-based arrangement	70,806		70,806

Declaration of Dividend				(4,001,212)	(4,001,212)

Net income				2,886,598	2,886,598

Balance, August 31, 2013	16,030,894	$4,502	$4,842,794	$9,395,197	$14,242,493

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

STATEMENTS OF CASH FLOWS

For the years ended

	2013	2012
Cash flows from operating activities
Net income	$2,886,598	$3,027,884
Adjustments to reconcile net income to net cash provided by operating activities
(Income) from Discontinued Operations	–	(215,922)
Depreciation and amortization of property and equipment	42,573	41,802
Amortization of customer relationships	–	1,871
Amortization of capitalized computer software development costs	716,887	668,021
Amortization of Intellectual property	7,500	3,750
Excess tax benefits from share-based arrangement	(70,806)	22,091
Stock-based compensation	115,740	127,738
(Gain)/Loss from sale of assets	–	433
Deferred income taxes	366,986	207,617
(Increase) decrease in
Accounts receivable and Contracts receivable	(643,771)	(114,080)
Prepaid income taxes	(147,677)	105,538
Prepaid expenses and other assets	(41,317)	(26,903)
Increase (decrease) in
Accounts payable	(31,498)	1,372
Accrued payroll and other expenses	(1,703)	28,798
Accrued bonus	–	60,000
Accrued income taxes	(662,427)	542,245
Other liabilities	67,852	–
Deferred revenue	(42,555)	(9,409)
Net cash provided by operating activities of continuing operations	2,562,382	4,472,846
Net cash provided by (used in) operating activities of discontinued operations	–	(688,862)
Net cash provided by operating activities	2,562,382	3,783,984

Cash flows from investing activities
Proceeds from sale of Words+, Inc.	–	1,973,096
Proceeds from sale of assets	–	200
Purchases of property and equipment	(53,150)	(106,835)
Purchase of royalty	–	(75,000)
Capitalized computer software development costs	(1,128,588)	(958,507)
Net cash provided by (used in) investing activities of continuing operations	(1,181,738)	832,954
Net cash provided by (used in) investing activities of discontinued operations	–	6,532
Net cash provided by (used in) investing activities	(1,181,738)	839,486

Cash flows from financing activities
Excess tax benefits from share-based arrangement	70,806	(22,091)
Dividends	(4,001,212)	(2,382,994)
Proceeds from the exercise of stock options	27,985	301,641
Net cash (used in) financing activities of continuing operations	(3,902,421)	(2,103,444)

Net increase (decrease) in cash and cash equivalents from continuing operations	(2,521,777)	3,202,356
Net (decrease) in cash and cash equivalents from discontinued operations	–	(682,330)
Net increase (decrease) in cash and cash equivalents	(2,521,777)	2,520,026
Cash and cash equivalents, beginning of year	12,701,075	10,181,049
Cash and cash equivalents, end of period	$10,179,298	$12,701,075

Supplemental disclosures of cash flow information
Interest paid	$–	$3
Income taxes paid	$1,964,545	$457,000

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND LINES OF BUSINESS

Organization

Simulations Plus, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on July 17, 1996. On August 29, 1996, the shareholders of Words+, Inc. (“Words+”) exchanged their 2,000 shares of Words+, Inc. common stock for 2,200,000 (Pre-split) shares of Simulations Plus, Inc. common stock, and Words+ became a wholly -owned subsidiary of Simulations Plus, Inc. The Words+ subsidiary was sold effective November 30, 2011, and is treated as “discontinued operations” in the accompanying financial statements.

Lines of Business

The Company designs and develops pharmaceutical simulation software to promote cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students. The Company also developed and sells a productivity software program called Abbreviate! that was moved from the Words+ subsidiary to Simulations Plus, Inc.

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

Principles of Consolidation

The financial statements of Simulations Plus, Inc. include the accounts of Words+ up to November 30, 2011 (FY12), the date of sale of the wholly-owned subsidiary. All significant intercompany accounts and transactions were eliminated in consolidation. The operations of Words+ are presented as “discontinued operations” in the financial statements.

Revenue Recognition

We recognize revenues related to software licenses and software maintenance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software - Revenue Recognition”. Software products revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, 2) delivery has been made, 3) the amount is fixed, and 4) collectability is probable. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

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

Accounts Receivable

We analyze the age of customer balances, historical bad debt experience, customer creditworthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If we determine that the financial conditions of any of our customers have deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. The Company also estimated the contractual discount obligation for third party funding such as Medicaid and private insurance companies. Those estimated discounts were reflected in the allowance for doubtful accounts and contractual discounts and included in discontinued operations. Although we experienced significant collection problems with our former Words+ subsidiary, we have not had customers fail to pay on the pharmaceutical software and services side of the business, which now represents our entire business after the sale of our former subsidiary on November 30, 2011.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $716,888 and $668,021 for the years ended August 31, 2013 and 2012, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Fair Value of Financial Instruments

Assets and liabilities recorded at fair value in the Company’s Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by the standard, are as follows:

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

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

The following table summarizes fair value measurements by level at August 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$10,179,298	$–	$–	$10,179,298

Total assets	$10,179,298	$–	$–	$10,179,298

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, accrued bonuses to officers, and accrued warranty and service costs, the carrying amounts are approximate fair value due to their short-term nature.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2013 and 2012 were $38,000 and $79,000, respectively.

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

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

The California Franchise Tax Board (“FTB”) audited us for the fiscal years ended (“FYE”) August 31, 2007 and 2008. We received refunds as we claimed; however they continued their audit to include FYE 2009 and 2010, and are reviewing 2007 and 2008 R&D credits since those credits were carried forward to FYE 2009 and 2010. In May 2013, we received a letter from FTB stating that an audit will not be conducted for those years at this time; however it may be subject to future audit if they receive new information.

In March 2012, we also received a notice from the Internal Revenue Service (“IRS”) that our FYE 2008 is subject to their examination. In October 2012, the IRS completed their examination of our 2007 tax filing. The outcome of this examination was a decrease of $36,868 in the amount refundable. We received a refund of $151,246 in December 2012.

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for the fiscal year ended August 31, 2013 and 2012 was $7,500 and $3,750, respectively. Accumulated amortization as of August 31, 2013 and 2012 was $11,250 and $3,750, respectively.

Earnings per Share

The Company reports earnings per share in accordance with FASB ACS 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2013 and 2012 were as follows:

	2013	2012
Numerator
Net income attributable to common shareholders	$3,141,384	$3,027,884

Denominator
Weighted-average number of common shares outstanding during the year	15,996,432	15,763,674
Dilutive effect of stock options	323,551	388,199

Common stock and common stock equivalents used for diluted earnings per share	16,319,983	16,151,873

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 amortized over the options’ vesting period, and (2) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $115,740 and $181,521 for the years ended August 31, 2013 and 2012, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which amended the guidance in ASU 2011-08 , “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”) to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. We adopted this standard in the first quarter of FYE 2013. We believe adoption did not have a material effect on our financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2013 and 2012 consisted of the following:

	2013	2012
Equipment	$141,355	$123,062
Computer equipment	295,174	272,562
Furniture and fixtures	53,096	48,813
Leasehold improvements	61,860	53,898
	551,485	498,335
Less accumulated depreciation and Amortization	433,498	390,925
Total	$117,987	$107,410

Depreciation expense was $42,573 and $41,802 for the years ended August 31, 2013 and 2012, respectively.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Leases

Our original lease for approximately 13,500 square feet of space was under a five-year term with two (2), three (3)-year options to extend the lease. The base rent was $18,445 per month plus common area maintenance fees with annual 4% increase on the base rent. We made an amendment to our original lease which will end on February 2, 2014 with one remaining extension of three (3) years at an annual increase of 4% per year. The amended lease extends to February 2, 2017 , with an annual increase of 3% per year and has an option of two (2) two (2)-year extensions. The current base rent amount of $24,272 per month remains the same; however, we have three (3) months’ free base rent during the months of June, July and August of 2013. We will record these three (3) months as a discount divided equally through the first term of this amended lease from June 2013 through January 2017. The amended lease is filed with the Securities and Exchange Commission (“SEC”) as an exhibit in our Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013 filed with the SEC on July 10, 2013.

Rent expense, including common area maintenance fees for the year ended August 31, 2013 and 2012 were $305,636 and $293,089, respectively.

After the sale of Words+, we entered into a month to month sublease agreement commencing January 1, 2012 under which Words+ pays 20% of the monthly rent we pay to our landlord, plus 20% of facility-related operating expenses. We report our gross lease expense under Selling, General and Administrative expense; however, the sublease payments received from Words+ are reported under Other Income. The sublease to Words+ ended at February 28, 2013, when it closed its business operation.

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2013 were as follows:

Years Ending August 31,
2014	$291,269
2015	297,094
2016	306,007
2017	129,526
$1,023,896

On October 30, 2006, the Company entered into an equipment lease agreement. In this agreement, the Company leased a Ricoh Copier/Printer for 36 months with the option of earlier termination with a 60-day written notice. On October 30, 2009, we renewed the same agreement for another 36 months with an increment of 1 cent per copy on color printing which reflects their material cost. On April 17, 2012, we entered into a new lease agreement with ARC, a successor of Ricoh, former leasing company, for 36 months under the same term as the existing agreement which we pay as we use.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

Employment Agreement

On August 22, 2013, the Company entered into an employment agreement with its President/Chief Executive Officer that expires in August 2014. The employment agreement provides for an annual base salary of $300,000 per year, and a performance bonus in an amount equal to 5% of the Company’s net income before taxes of the previous fiscal year, not to exceed $60,000. The agreement also provides Employee stock options, exercisable for five years, to purchase ten (10) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 20,000 options over the term of the agreement. The Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

For fiscal year 2013, the Compensation Committee awarded a $30,000 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was paid in September 2013.

For fiscal year 2012, the Compensation Committee awarded a $30,000 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was paid in September 2012.

License Agreement

In 1997, the Company entered into an agreement with Therapeutic Systems Research Laboratory ("TSRL") to develop a computer simulation software program of the absorption of drug compounds in the gastrointestinal tract. Upon execution of a definitive License Agreement on July 9, 1997, TSRL received an initial payment of $75,000, and thereafter, the Company is obligated to pay a royalty of 20% of the net sales of the basic GastroPlus software without additional modules.

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

We also have a royalty agreement with Accelrys, Inc. (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for Metabolite Database access for developing our Metabolite module which was renamed as Metabolism module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay 25% of revenue derived from the sale of Metabolism/Metabolite module.

For the years ended August 31, 2013 and 2012, we incurred total royalty expense of approximately $646,000 and $601,000, respectively.

Legal Matters

We are not a party to any litigation at this time and we are not aware of any pending litigation of any kind.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

NOTE 5 - SHAREHOLDERS' EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal year 2013 and 2012. The details of dividend paid are in the following table:

FY2013

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share		Total Amount
11/08/2012	11/13/2012	15,927,806	$0.05		$796,390
12/24/2012	12/28/2012	16,021,309	$0.14	*	$2,242,983
05/07/2013	05/10/2013	16,030,433	$0.03	**	$480,913
08/12/2013	08/15/2013	16,030,894	$0.03	**	$480,926
Total					$4,001,212

*As a tax benefit to our shareholders considering the increase in federal income tax for capital gains in 2013, the Company’s Board of Directors declared an accelerated cash dividend, $0.14 per share, on December 14, 2012, consisting of all of the planned February 2013 distribution of $0.05 per share, plus $0.03 per share of the planned $0.05 per quarter per share for the remaining three fiscal quarters ending in calendar year 2013.

** The Company’s Board of Directors decided to increase the May and August dividend distribution by 50% from the planned $0.02/share to $0.03/share. Although dividend distributions are currently expected to continue on a quarterly basis, the Company’s Board of Directors reserves the right to discontinue the dividend distribution any time to meet the cash priorities of the business.

FY2012

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
02/21/2012	03/01/2012	15,813,844	$0.05	$790,692
04/27/2012	05/08/2012	15,923.019	$0.05	$796,151
08/07/2012	08/10/2012	15,923.019	$0.05	$796,151
Total				$2,382,994

Stock Option Plan

In September 1996, the Company’s Board of Directors adopted, and the Company’s shareholders approved, the 1996 Stock Option Plan (the "Option Plan") under which a total of 1,000,000 shares of common stock had been reserved for issuance. In March 1999, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 2,000,000. In February 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 4,000,000. In December 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 5,000,000. Furthermore, in February 2005, the shareholders approved an additional 1,000,000 shares, resulting in the total number of shares that may be granted under the Option Plan of 6,000,000. The 1996 Stock Option Plan terminated in September 2006 by its term.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

On February 23, 2007, the Company’s Board of Directors adopted and the Company’s shareholders approved the 2007 Stock Option Plan under which a total of 1,000,000 shares of common stock had been reserved for issuance.

Qualified Incentive Stock Options (“Qualified ISO”)

As of August 31, 2013, employees hold Qualified ISO to purchase 532,000 shares of the Company’s common stock at exercise prices ranging from $1.00 to $5.06 which were granted prior to August 31, 2013.

Transactions in FY12 (Incentive Stock Option Plan)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2011	957,636	$1.40	5.220
Granted	100,000	$3.25
Exercised	(360,736)	$1.22
Expired	(7,100)	$2.54

Outstanding, August 31, 2012	689,800	$1.74	4.523
Vested and Exercisable, August 31, 2012	467,100	$1.42	4.071
Vested and Expected to Vest, August 31, 2012	666,789	$1.71	4.451

Transactions in FY13 (Incentive Stock Option Plan)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2012	689,800	$1.74	4.523
Granted	20,000	$5.06
Exercised	(175,800)	$1.90
Canceled/Forfeited	(2,000)	$1.00

Outstanding, August 31, 2013	532,000	$1.82	3.953
Vested and Exercisable, August 31, 2013	392,600	$1.45	3.798
Vested and Expected to Vest, August 31, 2013	519,600	$1.79	3.912

Non-Qualified Stock Options (“NQSO”)

As of August 31, 2013, the outside members of the Company’s Board of Directors hold options to purchase 48,600 shares of the Company’s common stock at exercise prices ranging from $1.67 to $6.68, which were granted prior to August 31, 2013.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

Transactions in FY12	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2011	79,000	$2.29	5.150
Granted	10,000	$4.46
Exercised	(40,800)	$1.25
Canceled/Forfeited	(11,600)	$4.10

Outstanding, August 31, 2012	36,600	$3.47	8.139
Exercisable, August 31, 2012	17,000	$3.35	6.975

Transactions in FY13	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2012	36,600	$3.47	8.139
Granted	12,000	$4.78

Outstanding, August 31, 2013	48,600	$3.79	7.845
Exercisable, August 31, 2013	28,200	$3.28	6.671

The fair value of the options, including both ISO and NQSO options, granted during FYE 2013 is estimated at $30,200. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for FYE 2013: dividend yield of 4.35%, pre-vest forfeiture rate of 6.13%, expected volatility of 57.65%, risk-free interest rate of 0.66%, and expected life of 5.0 years. The total fair value of non-vested stock options as of August 31, 2013 was $194,956 and is amortizable over a weighted average period of 1.37 years.

During the previous fiscal year ended August 31, 2012, the fair value of the options, including both ISO and NQSO options, granted during FYE 2012 is estimated at $167,124. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for FYE 2012: dividend yield of 0.41%, pre-vest forfeiture rate of 5.61% to 6.09%, expected volatility of 62.27% to 69.87%, risk-free interest rate of 0.82% to 1.01%, and expected life of 5.0 years to 7.0 years. The total fair value of non-vested stock options as of August 31, 2012 was $292,426 and is amortizable over a weighted average period of 2.03 years.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

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

Intrinsic Value of options outstanding and options exercisable

	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
FY12	$1,918,904	$1,447,900	$982,786
FY13	$1,636,422	$1,357,870	$402,406

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.28 years at August 31, 2013. The exercise prices for the options outstanding at August 31, 2012 ranged from $1.00 to $6.68, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	353,100	3.9 years	$1.06	319,700	3.8 years	$1.07
$1.51	$3.00	34,600	6.5 years	$2.30	14,600	6.3 years	$2.04
$3.01	$4.50	156,900	4.1 years	$3.26	82,500	4.4 years	$3.18
$4.51	$6.68	36,000	6.0 years	$5.15	4,000	4.0 years	$6.68
		580,600			420,800

NOTE 6 - INCOME TAXES

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

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

The components of the income tax provision for FYE 2013 and 2012 were as follows:

	2013	2012
Current
Federal	$891,153	$872,907
State	112,042	177,975
	1,003,195	1,050,882
Deferred
Federal	57,805	114,712
State	309,182	(22,901)
	366,987	91,811

Total	$1,370,182	$1,142,693

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for FYE 2013 and 2012:

	2013	2012
Income tax computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.2	3.3
Meals & Entertainment	0.1	0.1
Other permanent differences	(0.5)	0.8
Research and development credit	(11.3)	(8.4)
Change in prior year estimated taxes	4.7	(0.9)
Total	32.2%	28.9%

Significant components of the Company's deferred tax assets and liabilities for income taxes for FYE 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets
Accrued payroll and other expenses	$82,104	$79,922
Deferred revenue	38,225	56,456
Deferred rent	29,068	–
Property and equipment	–	32,916
Intellectual property	30,326	–
Research and development credit	–	261,526
State taxes	45,343	66,902
State Tax Deferred	74,458	–
Total deferred tax assets	299,524	497,722
Less: Valuation allowance	–	–
	299,524	497,722
Deferred tax liabilities
Property and equipment	(23,077)	–
State Tax Deferred	(30,663)	–
Capitalized computer software development costs	(1,238,578)	(1,062,204)

Total deferred tax liabilities	(1,261,655)	(1,092,867)

Net deferred tax liabilities	$(962,131)	$(595,145)

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

We follow guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $6,357 and $1,300 for FYE 2013 and 2012, respectively. We file income tax returns with the IRS and the FTB. FTB audited us for FYE2007 and 2008. We received refunds as we claimed; however they continued their audit to include FYE 2009 and 2010, and were reviewing 2007 and 2008 research and development credits since those credits were carried forward to FYE 2009 and 2010. In May 2013, we received a letter from FTB stating that an audit will not be conducted for those years at this time; however it may be subject to future audit for the FYE 2007 through FYE 2010 if they receive new information.

In March 2012, we also received a notice from the IRS that our FYE 2008 is subject to their examination. In October 2012, the IRS completed their examination of our 2007 tax filing. The outcome of this examination was a decrease of $36,868 in the amount refundable. We received a refund of $151,246 in December 2012.

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

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

Revenue concentration shows that International sales accounted for 48% and 49% of net sales for FYE 2013 and 2012, respectively. Two customers (one is a dealer account representing various customers) accounted for 9% and 6% of net sales for FYE 2013. For FYE 2012, two customers accounted for 10% (one is a dealer account representing various customers) and 6% of net sales.

Accounts receivable concentration shows that two customers comprised 27% and 22% (a dealer account representing various customers) of accounts receivable at August 31, 2013, and two customers comprised 28% (a dealer account representing various customers) and 22% of accounts receivable at August 31, 2012.

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

NOTE 8 - GEOGRAPHIC REPORTING

The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues were as follows for FYE 2013 and 2012:

(in ‘000)	North America	Europe	Asia	South America	Total
August 31, 2013	$5,203	$2,980	$1,882	$6	$10,071
August 31, 2012	$4,805	$2,986	$1,633	$25	$9,449

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

NOTE 9 – RELATED PARTY TRANSACTIONS

During FYE 2013, included in bonus expenses to officers was $90,000, of which $60,000 was accrued bonus representing 5% of the Company’s FYE 2012 net income before bonuses and taxes, not exceeding $60,000, paid to the Corporate Secretary, Virginia Woltosz, as an annual bonus as part of the terms of the sale of Words+ to Simulations Plus, Inc. in 1996. The other $30,000, paid in September 2012, was FYE 2012 performance bonus to Walter Woltosz, our President/Chief Executive Officer. As of August 31, 2013, $60,000 was accrued and unpaid.

During FYE 2012, included in bonus expenses to officers was $87,500, of which $60,000 was accrued bonus representing 5% of the Company’s FYE 2012 net income before bonuses and taxes, not exceeding $60,000, paid to the Corporate Secretary, Virginia Woltosz, as an annual bonus as part of the terms of the sale of Words+ to Simulations Plus in 1996. The other $27,500, paid in December 2011, was FYE 2011 performance bonus to Walter Woltosz, our President/Chief Executive Officer.

NOTE 10 – CUSTOMER RELATIONSHIPS

The Company purchased customer relationships as a part of the acquisition of certain assets of Bioreason, Inc. in November 2005. Customer relationships was recorded at a cost of $128,042 and is being amortized over 78 months under the sum-of-the-years’-digits method. Amortization expense for FYE 2013 and 2012 amounted to $0 and $1,870, respectively. Accumulated amortization was $128,042 as of August 31, 2012 and the net book value of $0 was removed from the company’s accounts during FYE 2013.

NOTE 11 - EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for all eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the total employee compensation. We can also elect to make a profit-sharing contribution. Contributions by the Company to this Plan amounted to $104,162 and $89,258 for FYE 2013 and 2012, respectively.

NOTE 12 - DISCONTINUED OPERATIONS

On November 30, 2011, we sold our interest in Words+for $1,973,096 in cash. Words+ operations are now presented as discontinued operations in accordance with accounting rules related to the disposal of long-lived assets.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2013 and 2012

We recognized a gain of $465,820, net of tax, from this sale, which is included in income from discontinued operations in our statement of operations for the fiscal quarter ended November 30, 2011. The revenue and expenses of discontinued operations for the first fiscal quarter of 2012 are as follows:

(in thousands)	Period from 09/01/11 to 11/30/11

Net sales	$479
Cost of sales	265
Gross profit	214
Selling, general and administrative	563
Research and development	55
Total operating expenses	618
Income (Loss) from discontinued operations	(404)
Other income	–
Income (Loss) from discontinued operations before income taxes	(404)
(Provision for) income taxes	154
Results from discontinued operations, net of tax	$(250)

The carrying amount of the assets and liabilities of discontinued operations just prior to the date of the sale on November 30, 2011 were as follows:

(in thousands)	11/30/11

Cash and cash equivalents	$6
Receivables, net	357
Inventory	392
Prepaid and other current assets	33
Capitalized software development costs, net	212
Property and equipment, net	91
Total Assets	1,091

Accounts payable	72
Accrued payroll and other expenses	109
Accrued warranty and service costs	37
Total Liabilities	218

Net Assets of discontinued operations	$873

NOTE 13 - SUBSEQUENT EVENTS

On October 29, 2013, our Board of Directors declared the next quarterly cash dividend of $0.04 per share to our shareholders. The dividend will be distributed on Friday, November 15, 2013, for shareholders of record as of Friday, November 8, 2013.

From September 1, 2013 to November 13, 2013, an additional 43,000 shares were issued as a result of options exercised.

