Form 10-Q
period 2013-11-30
SIMULATIONS PLUS INC
filed 2014-01-13
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended November 30, 2013

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 13, 2014 was 16,073,894 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended November 30, 2013

Table of Contents

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2.	Changes in Securities	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signature		25

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED BALANCE SHEETS

As of

	(Unaudited)	(Audited)
	November 30,	August 31,
ASSETS
	2013	2013
Current assets
Cash and cash equivalents	$10,554,707	$10,179,298
Prepaid income taxes	64,798	301,573
Accounts receivable, net of allowance for doubtful accounts of $0	1,866,445	1,910,615
Contracts receivable	289,040	203,913
Prepaid expenses and other current assets	173,075	192,173
Deferred income taxes	188,126	184,258
Total current assets	13,136,191	12,971,830
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $5,993,404 and $5,801,578	3,072,547	2,891,169
Property and equipment, net (note 3)	115,927	117,987
Intellectual property, net of accumulated amortization of $13,125 and $11,250	61,875	63,750
Other assets	18,445	18,445
Total assets	$16,404,985	$16,063,181

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$235,422	$146,011
Accrued payroll and other expenses	337,603	311,209
Accrued bonuses to officer	30,000	60,000
Other current liabilities	19,859	19,859
Deferred revenue	168,241	89,227
Total current liabilities	791,125	626,306

Long-term liabilities
Deferred income taxes	1,220,435	1,146,389
Other long-term liabilities	43,028	47,993
Total liabilities	2,054,588	1,820,688

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 16,073,894 and 16,030,894 shares issued and outstanding	4,545	4,502
Additional paid-in capital	4,908,456	4,842,794
Retained earnings	9,437,396	9,395,197
Total shareholders' equity	14,350,397	14,242,493

Total liabilities and shareholders' equity	$16,404,985	$16,063,181

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended

	(Unaudited)
	November 30,
	2013	2012

Net sales	$2,641,000	$2,290,094
Cost of sales	448,420	386,870
Gross profit	2,192,580	1,903,224
Operating expenses
Selling, general, and administrative	1,071,091	931,060
Research and development	162,116	180,335
Total operating expenses	1,233,207	1,111,395

Income from operations	959,373	791,829

Other income (expense)
Interest income	9,026	13,728
Miscellaneous income	–	15,404
Gain on currency exchange	23,709	74,654
	–	–
Total other income (expense)	32,735	103,786

Income from operations before provision for income taxes	992,108	895,615

Provision for income taxes	(306,953)	(308,629)

Net Income	$685,155	$586,986

Earnings per share
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Weighted-average common shares outstanding
Basic	16,049,707	15,927,806
Diluted	16,366,720	16,365,552

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended

	(Unaudited)
	November 30,
	2013	2012
Cash flows from operating activities
Net income	$685,155	$586,986
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	11,903	10,690
Amortization of capitalized computer software development costs	191,829	182,085
Amortization of Intellectual property	1,875	1,875
Stock-based compensation	15,360	38,099
Deferred income taxes	70,178	46,339
(Increase) decrease in
Accounts receivable and Contracts receivable	(40,957)	(390,434)
Prepaid income taxes	236,775	–
Prepaid expenses and other assets	19,098	(60,930)
Increase (decrease) in
Accounts payable	89,408	16,598
Accrued payroll and other expenses	26,394	9,893
Accrued bonus	(30,000)	(45,000)
Accrued income taxes	–	(733,233)
Other liabilities	(4,965)	–
Deferred revenue	79,014	75,446
Net cash provided by operating activities	1,351,067	(261,586)

Cash flows from investing activities
Purchases of property and equipment	(9,843)	(1,638)
Capitalized computer software development costs	(373,204)	(262,083)
Net cash provided by (used in) investing activities	(383,047)	(263,721)

Cash flows from financing activities
Payment of Dividends	(642,956)	(796,390)
Proceeds from the exercise of stock options	50,345	–
Net cash (used in) financing activities of continuing operations	(592,611)	(796,390)

Net increase (decrease) in cash and cash equivalents	375,409	(1,321,697)
Cash and cash equivalents, beginning of year	10,179,298	12,701,075
Cash and cash equivalents, end of period	$10,554,707	$11,379,378

Supplemental disclosures of cash flow information
Interest paid	$–	$–
Income taxes paid	$–	$1,091,545

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2013 and 2012

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2013, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on November 18, 2013. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $191,829 and $182,085 the three months ended November 30, 2013 and 2012, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The following table summarizes fair value measurements by level at November 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$ 10,554,707	$ -	$ -	$ 10,554,707

Total	$ 10,554,707	$ -	$ -	$ 10,554,707

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for the fiscal quarter ended November 30, 2013 and 2012 was $1,875 and $1,875 respectfully. Accumulated amortization as of November 30, 2013 was $13,125.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2013 and 2012 were as follows:

	11/30/2013	11/30/2012
Numerator
Net income attributable to common shareholders	$685,155	$586,986
Denominator
Weighted-average number of common shares outstanding during the 3 months of FY14 and FY13	16,049,707	15,927,806
Dilutive effect of stock options	317,013	437,746
Common stock and common stock equivalents used for diluted earning per share	16,366,720	16,365,552

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $15,360 and $38,099 for the three months ended November 30, 2013 and 2012, respectively, and is included in the condensed statements of operations as Selling, General and Administration (SG&A), and Research and Development expense.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We are evaluating the impact, if any, of the adoption of ASU 2013-11 on our balance sheet.

Note 3: Property and Equipment

Property and equipment as of November 30, 2013 consisted of the following:

Equipment	$124,042
Computer equipment	134,398
Furniture and fixtures	51,465
Leasehold improvements	23,645
Sub total	333,550
Less: Accumulated depreciation and amortization	(217,623)
Net Book Value	$115,927

Note 4: COMMITMENTS AND CONTINGENCIES

Employment Agreement

On July 22, 2012, the Company entered into an employment agreement with its President/Chief Executive Officer that expired in August 2013. The employment agreement provided for an annual base salary of $300,000 per year, and a performance bonus in an amount not to exceed 10% of Employee’s salary, or $30,000 per year, at the end of each fiscal year. The specific amount of the bonus to be awarded will be determined by the Compensation Committee of the Board of Directors, based on the financial performance and achievements of the Company for the previous fiscal year. The agreement also provides Employee stock options, exercisable for five years, to purchase fifty (50) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 120,000 options over the term of the agreement. The Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

For fiscal year 2013, the Compensation Committee awarded a $30,000 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was paid in September 2013.

On August 22, 2013, effective as of September 1, 2013, the CEO’s employment agreement was renewed for another year by the Compensation Committee and provides for an annual bonus of up to five percent (5%) of the Company’s net income before taxes of the previous fiscal year not to exceed $60,000. In addition the agreement calls for the granting of ten (10) options to purchase shares of the Company’s common stock for each $1,000 of net income before taxes that the Company earns at the end of each fiscal year (up to a maximum of twenty thousand (20,000) options over the term of the agreement) at an exercise price equal to ten percent (10%) over the market value per share as of the date of grant (the number of shares to be adjusted accordingly for any stock splits or reverse splits after the date of the agreement). A copy of the agreement is attached to the Company’s 2013 Form 10-K filed with the SEC on November 18, 2013 as Exhibit 10.9.

Litigation

We are not a party to any litigation at this time and we are not aware of any pending litigation of any kind.

Note 5: SHAREHOLDERS’ EQUITY

Dividend

The Board of Directors declared cash dividends during fiscal year 2013. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/8/2012	11/13/2012	15,927,806	$0.05	$796,390
12/24/2012	12/28/2012	16,021,309	$0.14	$2,242,983
5/7/2013	5/10/2013	16,030,433	$0.03	$480,913
8/12/2013	8/15/2013	16,030,894	$0.03	$480,926
Total				$4,001,212

The Board of Directors also declared cash dividend during the first quarter of fiscal year 2014.

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/08/2013	11/15/2013	16,073,894	$0.04	$642,956

Total				642,956

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

Qualified Incentive Stock Options (Qualified ISO)

As of November 30, 2013, employees hold Qualified ISO to purchase 592,000 shares of common stock at exercise prices ranging from $1.00 to $5.61 which were granted prior to November 30, 2013.

Transactions in FY13	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2013	532,000	$1.82	3.95
Granted	100,000	$5.61
Exercised	(40,000)	$1.12
Outstanding, November 30, 2013	592,000	$2.51	4.02
Exercisable, November 30, 2013	366,600	$1.59	3.66

The fair value of the options, including both ISO and NQSO options, granted during the quarter ended November 30, 2013 is estimated at $130,781. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for FQE November 30, 2013: dividend yield of 3.14%, pre-vest forfeiture rate of 6.25%, expected volatility of 38.95%, risk-free interest rate of 1.36%, and expected life of 5.0 years.

Non-Qualified Stock Options (Non-Qualified SO)

As of November 30, 2013, the outside members of the Board of Directors hold options to purchase 45,600 shares of common stock at exercise prices ranging from $1.67 to $6.68, which were granted prior to November 30, 2013.

Transactions in FY13	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2013	48,600	$3.47	7.85
Exercised	(3,000)	$1.80
Outstanding, November 30, 2013	45,600	$3.92	7.78
Exercisable, November 30, 2013	25,200	$1.89	6.62

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 4.28 years at November 30, 2013. The exercise prices for the options outstanding at November 30, 2012 ranged from $1.00 to $6.68, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	313,100	3.87 years	$1.06	279,700	3.7 years	$1.06
$1.51	$3.00	31,600	6.36 years	$2.35	11,600	6.3 years	$2.11
$3.01	$4.50	156,900	3.90 years	$3.26	88,500	4.0 years	$3.18
$4.51	$6.68	136,000	5.16 years	$5.49	12,000	3.7 years	$5.59
		637,600	4.28 years	$2.61	391,800	3.9 years	$1.71

Note 6: RELATED PARTY TRANSACTIONS

As of November 30, 2013, included in bonus expenses to officers was $60,000, of which $15,000 was accrued bonus representing an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996, and $15,000 accrued bonus representing an estimated quarterly amount of bonus payable to our President/Chief Executive Officer, Walter Woltosz as part of his 2014 employment agreement The other $30,000, paid in September 2013, was FY2013 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was approved by the compensation committee during the quarter ended November 30, 2013.

NOTE 7: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that International sales accounted for 52% and 55% of net sales for the three months ended November 30, 2013 and 2012, respectively. Four customers accounting for 19%, 13%, 11% (a dealer account in Japan representing various customers), and 10% of net sales during the three months ended November 30, 2013, compared with four customers accounting for 22%, 14% (a dealer account in Japan representing various customers), 12%, and 8% of net sales during the three months ended November 30, 2012.

Accounts receivable concentration shows that four customers comprised 18%, 18% (a dealer account in Japan representing various customers), 15%, and 7% of accounts receivable at November 30, 2013, and four customers comprised 17% (a dealer account in Japan representing various customers), 16%, 11%, and 7% of accounts receivable at November 30, 2012.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

The majority of our customers are in the pharmaceutical industry. During the recent economic downturn, we have seen consolidations in the pharmaceutical industry. Although we have not seen any significant reduction in total revenues to date, our growth rate has been affected. Continued consolidation and downsizing in the pharmaceutical industry could have an impact on our revenues and earnings going forward.

Note 8: Geographic Reporting

We allocate revenues to geographic areas based on the locations of our customers. Geographical revenues for the three months ended November 30, 2013 and 2012 were as follows (in thousands):

	North America	Europe	Asia	South America	Total
November 30, 2013	$1,260	$536	$842	$3	$2,641
November 30, 2012	$1,033	$598	$659	$-	$2,290

Note 9: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $26,127 and $20,814 for the three months ended November 30, 2013 and 2012, respectively.

Note 10: SUBSEQUENT EVENTS:

On December 6, 2013, the Board of Directors voted to amend the Company’s 2007 Employee Stock Option Plan. The amendment would increase the number of shares issuable under the plan by 1,000,000. The amendment is subject to approval by shareholder vote at the next shareholder meeting scheduled for February 25th, 2014.

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

ADMET Predictor™

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a computer program that takes molecular structures as inputs and predicts over 140 different properties for them at the rate of about 200,000 compounds per hour on a fast laptop computer. This capability allows chemists to get estimates for a large number of important properties without the need to synthesize and test the molecules. ADMET Predictor has been consistently top-ranked for predictive accuracy in peer-reviewed, independent comparison studies, while generating its results at a very high throughput rate. The current state-of-the-art of this type of software does not enable finding the best molecule in a series, but it does allow identifying molecules that are highly likely to fail as potential drug candidates (the worst molecules, which is usually the majority of a chemical library) before synthesizing and testing them. Thus, millions of “virtual” compounds can be created and screened in a day, compared to potentially months of work to actually synthesize and test a much smaller number of actual compounds.

The ADMET Modeler™ subprogram that is integrated into ADMET Predictor enables scientists to use their own experimental data to quickly create high-quality, proprietary predictive models using the same powerful modeling methods we use to build our top-ranked class property predictions. Pharmaceutical companies expend substantial time and money conducting a wide variety of experiments on new molecules each year, resulting in large databases of experimental data. Using this proprietary data to build predictive models can provide a second return on their investment; however, model building has traditionally been a difficult and tedious activity performed by specialists. The automation in ADMET Modeler makes it easy for a scientist to create very powerful models with a minimum of training.

We are now examining a very different application of this modeling engine – building predictive models for missile aerodynamic force coefficients as a function of missile geometry, Mach number, and angle of attack. This problem was identified by the Aerospace Engineering department at Auburn University, and working with them, we have done some preliminary testing of the modeling engine in ADMET Modeler for this type of problem. Results have been very encouraging, and we believe there are government agencies and industrial aerospace companies that will find such a capability to be highly useful.

We released Version 6.5 of ADMET Predictor during last fiscal year. This version extended our metabolism predictions by training on a much larger experimental data set, and for the first time, provided specific metabolism rates for individual atoms within a molecule, rather than only for the molecule as a whole. These improvements are also available via MedChem Designer and MedChem Studio for customers who license ADMET Predictor. Version 6.5 also adds confidence levels to most of our toxicity models so that users have an idea of the reliability of each individual prediction.

We are now finalizing version 7.0, which we expect to release early in calendar 2014. This new version will incorporate a new model for predicting ionization constants (pKa’s) developed in a collaboration with Bayer AG that enabled us to more than double the size of our data set from about 16,000 pKa values to more than 35,000, and to expand the chemical space it covers to include a larger number of molecules more like those of interest to the pharmaceutical industry today. We believe the resulting improvement in pKa prediction puts our already best-in-class model well in front of any competitor. Predicting ionization is critical to predicting most other properties, so all of our models (approximately 144) are being retrained based on this new capability for version 7.0.

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule drawing program, or “sketcher”, but now has capabilities exceeding those of other molecule drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule drawing programs are also free. Our free version includes a small set of ADMET Predictor property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. The chemist also sees that with a paid ADMET Predictor license, the entire 144 predictions would be available.

We released MedChem Designer 2.5 during FY2013. This new version provides the chemist the specific predicted atom locations for metabolism by each of the enzymes predicted to act upon a molecule.

When coupled with a license for ADMET Predictor, MedChem Designer becomes a de novo design tool for medicinal chemists. With it, they can draw one or more molecular structures, then click on the ADMET Predictor icon and have over 140 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index. Scientists can also click on an icon to generate the likely metabolites of a molecule and then predict all of their properties from ADMET Predictor, including their ADMET Risk scores. This is important because a metabolite of a molecule can be harmful even though the parent molecule is not.

ADMET Risk provides a single number that tells the chemist how many default threshold values for 24 predicted properties were crossed (or violated) by each structure. The rules can be modified and new rules added by the user to include any desired rule set based on any combination of calculated descriptors, predicted properties, and user inputs. Thus, in a single number, the chemist can instantly compare the effects of different structural changes in many dimensions. As chemists attempt to modify structures to improve one property, they often cause others to become unacceptable. Without ADMET Risk, the chemist would have to separately examine many key properties for each new molecule (and its metabolites) to check whether any became unacceptable as a result of changing the structure.

We are now finalizing the next release of MedChem Designer, which will add the ability to capture the image of a molecular structure with a new snapshot tool, and the program will automatically convert the graphic image into any of several computer-based chemical structure files. Converting from lines and letters on the screen to an exact chemical representation of the molecule (Optical Structure Recognition, or OSR) is a complex task. Although a few OSR programs are in existence, we are not aware of any that can accurately convert as many varieties of images to chemical representation as the OSR tool within the development version of MedChem Designer. Such a capability allows chemists to quickly capture molecular structures from the scientific literature to use in our simulation and modeling software.

MedChem Studio™

Over the past several years, MedChem Studio updates have resulted in a very powerful tool for medicinal and computational chemists for both data mining and for designing new drug-like molecules. We released version 3.5 of MedChem Designer during FY2013. The new features are too numerous to list, but include such important items as:

A new licensing module from Flexera called FlexNet™

Improvements to graphics in structure depictions and the Miner 3D module

Faster performance on large data sets

A 64-bit version to deal with much larger data sets

While MedChem Designer can be used to refine a small number of molecules, MedChem Studio can be used to create and screen (with ADMET Predictor) a very large number of molecules down to a few promising lead candidates. MedChem Studio has features that enable it to generate very large numbers of new molecular structures using a variety of de novo design methods. Coupled with ADMET Predictor and MedChem Designer, we believe the programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high-throughput screening experiments to find the most promising classes (groups of molecules with a large part of their structures the same) and molecules that are active against a particular target. In addition, MedChem Studio can take an interesting (but not acceptable) molecule and, using a variety of design algorithms, very quickly generate many thousands of high quality analogs (similar new molecules) that are predicted (via ADMET Predictor) to be both active against the target as well as acceptable in a variety of ADMET properties.

MedChem Studio version 3.5 was released during FY2013, adding a number of new features, including:

New algorithms for drawing crisper molecular structures

New licensing module from Flexera called FlexNet™

Faster execution speed

64-bit version to allow access to much more memory for very large data sets

User-defined equations to calculate new attributes by combining others

Enhanced Miner3D graphics with expanded assortment of chart types

Current development has focused on the OSR tool mentioned above under the MedChem Designer discussion.

NCE Project

During late 2012, based on our strong belief in the exceptional capabilities of our ADMET Design Suite (MedChem Studio/MedChem Designer/ADMET Predictor), we initiated a new molecule (NCE, or New Chemical Entity) design project. After considering various targets, we selected the malaria parasite Plasmodium falciparum, both because of the unmet need for a very low-cost cure, and because we believed that external funding opportunities might exist if we were successful in generating high-quality lead compounds using our software. Our goal was to demonstrate how well the ADMET Design Suite worked to generate new lead molecules in a fraction of the time and cost normally required in the pharmaceutical industry. We completed the design process in September 2012 and we announced that we had requested quotations from chemical synthesis companies for the cost and time to make a small set of molecules. Five molecules of our own design and two precursors (almost the final designed structures, but a step away in synthesis) were synthesized and tested for inhibition of the parasite at the University of California at Riverside. We were hoping that at least one would show inhibition of the growth cycle of the parasite.

We were excited to learn that every molecule showed activity against the parasite at less than micromolar concentrations, with two showing activity at less than 100 nanomolar concentration (high potency) against the drug-sensitive strain of the parasite. They were then tested against the newer drug-resistant strain of the parasite, and again potency was observed, with two molecules showing nanomolar activity. We believe this exercise – a software company using its own products to design novel molecules and have them synthesized and tested – is unprecedented. New software license sales resulting from presenting our results have already more than recovered our investment.

During the previous reporting period, we announced that we had completed the design of a number of new molecules for a different target – the cyclo-oxygenase-2 (COX-2) enzyme that is the target for Celebrex®. Celebrex is the only COX-2 inhibitor remaining on the market, after the withdrawal of other approved drugs (such as Vioxx®) due to cardiac toxicity. Our chemical synthesis contractor has been working on developing the synthetic methods to make these new molecules and has now completed synthesizing sufficient material for four of the molecules to allow for testing them for activity. Samples of these new molecules are being sent out to a laboratory to measure activity against both COX-2 and COX-1 enzymes (COX-1 is inhibited by aspirin and other drugs). The reason for also testing against the COX-1 enzyme is that it appears from the scientific research that was conducted after the withdrawal of other COX-2 inhibitors from the market that it is important to inhibit both COX-2 and COX-1 at a certain ratio in order to provide the benefits of COX-2 inhibition without the cardiotoxicity risk that has been associated with inhibiting COX-2 alone. We designed our new molecules based on activity models we built for both COX-2 and COX-1 built from public data, with the goal of providing an acceptable ratio of COX-2 to COX-1 inhibition. This is much more challenging than designing for a single target, as we did for the earlier malaria NCE project.

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

GastroPlus

Our flagship product and largest source of revenues is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently in widespread use at pharmaceutical companies, the FDA, the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. Because of the widespread use of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (“OrBiTo”). OrBiTo is a collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of Europe, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of all other members. We believe participation in this initiative enables us to benefit from and to contribute to advancing the prediction of human oral absorption from preclinical data, and ensures that we are in front of the audience of member pharmaceutical companies and regulatory agencies.

Version 8.5 of GastroPlus was released during the current reporting period, adding a number of important new capabilities requested by customers as well as improvements we have identified in-house, including:

A new model for precipitation based on classical nucleation theory

Infant physiologies, including for babies born as much as 16 weeks premature

A unique method for using transporter data from preclinical experiments to predict transporter effects in human and other animals

A number of additional expression levels of enzymes and transporters in human and animal physiologies

GastroPlus version 9.0 is now in development. This version will add the ability to simulate dermal (through the skin) drug absorption from patches, creams, and ointments. This capability has been in development since May of 2012 through a funded collaboration with a top-5 pharmaceutical company, and is in final testing at this time. A number of other improvements will be included in version 9.0 that will be announced with the release of the product. An interim release (8.6) is planned for the very near future to enable certain customers to take advantage of a new physiological model for minipig, which has become a more frequently used animal species in preclinical development, and to add the ability to simulate more than two drugs for drug-drug interactions.

MembranePlus™

MembranePlus is a new product that has been under development for a number of years, but was put on hold for several years due to other priorities. It was revived in the past year and is now nearing commercial release. Like DDDPlus, MembranePlus simulates laboratory experiments, but in this case, the experiments are for measuring permeability of drug-like molecules through various membranes, including several different cell cultures (Caco-2, MDCK) as well as artificially formulated membranes (PAMPA). The value of such a simulation results from the fact that when the permeabilities of the same molecules are measured in different laboratories, results are often strikingly different. These differences are caused by a complex interplay of factors in how the experiment was set up and run. MembranePlus simulates these experiments with their specific experimental details, and this enables the scientist to better interpret how results from specific experimental protocols can be used to predict permeability in human and animals, which is the ultimate goal. MembranePlus is unique and our customers have expressed significant interest in the new capability.

We plan to release version 1.0 of MembranePlus by March 2014.

Contract Research and Consulting Services

Our expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 80 scientific meetings worldwide in the past four years. We frequently conduct contracted studies for large customers (including the largest five pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing, and we have expanded our studies to meet the increased workload. Long-term collaborations and shorter-term consulting contracts serve both to expand and showcase our technologies, and to build and strengthen customer relationships.

During the first quarter of fiscal year 2014 we continued to work on our 5-year collaboration agreement with the Center for Food Safety and Applied Nutrition (CFSAN) of the FDA. FDA scientists and our scientists are using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. During the first part of this collaboration, we analyzed FDA databases and worked with FDA scientists to ensure that the FDA data to be used for building new predictive models is as accurate as we can reasonably make it. Both FDA scientists and our scientists are building a series of models to classify new compounds as toxic or nontoxic from FDA datasets. Included early on in this effort was a special modification to ADMET Predictor to allow the user to set a minimum value for specificity or sensitivity when building a model, and this is now a standard part of the program available to all users. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that determined all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one usually results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

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

With our significant cash reserves, we continue to seek suitable acquisitions. Because we have been unable to identify suitable acquisitions and our cash continues to accumulate, the board of directors declared a $0.05 per share per quarter cash dividend that began in February 2012 and was paid in May, August, and November 2012. The board declared an accelerated cash dividend consisting of the February, 2013 dividend of $0.05 per share per quarter plus $0.03 per share from each of the expected May, August, and November 2013 dividends of $0.05 per share per quarter for a total of $0.14 per share, which was distributed on December 28, 2012, in order to provide our shareholders with the income tax benefits from lower capital gains rates in 2012 over 2013. We declared and paid a $.04 per share dividend in November 2013. A dividend of $0.05 per share per quarter is anticipated going forward; however, there can be no assurances that such dividends will be distributed, or if so , whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended November 30, 2013 and 2012.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	11/30/13		11/30/12
Net sales	$2,641	100%	$2,290	100%
Cost of sales	448	17.0	387	16.9
Gross profit	2,193	83.0	1,903	83.1
Selling, general and administrative	1,071	40.6	931	40.7
Research and development	162	6.1	180	7.9
Total operating expenses	1,233	46.7	1,111	48.5
Income from continuing operations	959	36.3	792	34.6
Other income	33	1.2	104	4.5
Income from continuing operations before taxes	992	37.5	896	39.1
(Provision for) income taxes	(307)	(11.6)	(309)	(13.5)
Net income	$685	25.9%	$587	25.6%

Net Sales

Net sales increased $351,000 or 15.3%, to $2,641,000 in the first fiscal quarter of Fiscal Year 2014 (“1QFY14”) from $2,290,000 in the first fiscal quarter of Fiscal Year 2013 (“1QFY13)”. We attribute the increase in revenues due to an approximately $435,000 increase software license revenues. Analytical study revenues were up $53,000. However, we were not involved in any collaboration studies in 1QFY14; therefore, net revenues for studies and collaborations decreased $58,000. In addition, training revenues declined by $26,000 as fewer training session were performed in FQ14.1.

Cost of Sales

Cost of sales increased by $61,000, or 15.9%, to $448,000 in 1QFY14 from $387,000 in 1QFY13. As a percentage of revenue, it also increased from 16.9% in 1QFY13 to 17.0%. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $10,000, or 5.4%, in 1QFY14 compared with 1QFY13. Royalty expense, another significant portion of cost of sales, increased approximately $34,000, or 25.5%, in 1QFY14 compared with 1QFY13. We pay a royalty on the core GastroPlus software licenses but not on its optional modules. The majority of the royalty costs increase was related to an increase in Gastro Plus license revenues. We also pay royalties to Accelrys on a portion of the ADMET Predictor Metabolism Module. Salaries related to analytical studies increase 33,000 in 1QFY14 compared with 1QFY13.

Gross Profit

Gross profit increased $290,000, or 15.2%, to $2,193,000 in 1QFY14 from $1,903,000 in 1QFY13. We attribute this increase to increased revenue outweighing increased cost of sales.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $140,000, or 15.0%, to $1,071,000 in 1QFY14 from $931,000 in 1QFY13.

The major increases in SG&A expense were:

•	Commission expense – we incurred commissions to our Japanese and Chinese dealers as they increased their sales. Commissions were up by $29,000.
•	Salaries and wages increased by $55,000. In the 1QFY14 greater portion of time was spent on R&D and projects that were capitalized than in 1QFY14.
•	Trade shows, marketing labor, and travel costs – We continued to increase our visibility at tradeshows and conferences, increasing spending in these areas by approximately $38,000.

The major decreases in SG&A expense were:

•	We incurred $36,000 less in M&A consultant fees in 1QFY14 vs 1QFY13.
•	We reduced advertising by $10,000 in 1QFY14 vs 1QFY13.

Increases in SG&A expenses outweighed decreases.

Research and Development

We incurred approximately $535,000 of research and development costs during 1QFY14. Of this amount, $373,000 was capitalized and $162,000 was expensed. In 1QFY13, we incurred $442,000 of research and development costs, of which $262,000 was capitalized and $180,000 was expensed. The increase of $85,000 or 19.2% in total research and development expenditures from 1QFY13 to 1QFY14 was due and supply costs associated with R&D efforts.

Other income (expense)

Net other income in 1QFY14 decreased by $71,000, or 68.5%, to $33,000 in 1QFY14 from $103,000 in 1QFY13. This is due mainly to lower interest income and lower currency exchange gains in 1QFY14 compared with 1QFY13.

Provision for Income Taxes

The provision for income taxes was $307,000 for 1QFY14 and $309,000 for 1QFY13. Our tax rate decreased to 31% in 1QFY14 from 34% in 1QFY13, due to higher permanent tax deductions in 1QFY14 for R&D and other credits.

Net Income

Net income increased by $98,000, or 16.7%, to $685,000 in 1QFY14 from $587,000 in 1QFY13. We attribute this increase to software license sales outweighing increases in operating expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we have been compensated in Japanese yen by Japanese customers and PRC Yuan (RMB) by Chinese customers. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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

Item 2.     Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

N/A

Item 5.     Other Information

On December 6, 2013, the Board of Directors voted to amend the Company’s 2007 Employee Stock Option Plan. The amendment would increase the number of shares issuable under the plan by 1,000,000. The amendment is subject to approval by shareholder vote at the next shareholder meeting scheduled for February 25th, 2014.

Item 6.     Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company. (4)
3.2	Amended and Restated Bylaws of the Company. (4)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1)
10.2	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.3	The Company’s 2007 Stock Option Plan. (3)
10.4	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 22, 2011. (4) (†)
10.5	Amended lease agreement by and between the Company and Crest Development LLC, dated May 23, 2013. (5)
10.6	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 22, 2013. (6) (†)
31.1	Section 302 – Certification of the Principal Executive Officer. (7)
31.2	Section 302 – Certification of the Principal Financial Officer. (7)
32.1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer. (7)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2011.
(5)	Incorporated by reference to the Company’s Form 10-Q filed July 10, 2013.
(6)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2013.
(7)	Filed herewith

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 13, 2014.

Simulations Plus, Inc.

Date: January 13, 2014	By:	/s/ John R. Kneisel
John R. Kneisel Chief Financial Officer

