Form 10-Q
period 2014-02-28
SIMULATIONS PLUS INC
filed 2014-04-09
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended February 28, 2014

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 9, 2014 was 16,162,460; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended February 28, 2014

SIMULATIONS PLUS, INC.

CONDENSED BALANCE SHEETS

at February 28, 2014 (Unaudited) and August 31, 2013 (Audited)

	(Unaudited)	(Audited)
	February 28,	August 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$9,701,417	$10,179,298
Income tax refund receivable/Prepaid	340,312	301,573
Accounts receivable, net of allowance for doubtful accounts of $0	2,690,572	1,910,615
Contracts receivable	135,433	203,913
Prepaid expenses and other current assets	177,544	192,173
Deferred income taxes	248,377	184,258
Total current assets	13,293,655	12,971,830
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $6,185,230 and $5,443,703	3,240,971	2,891,169
Property and equipment, net (note 3)	112,467	117,987
Intellectual property, net of accumulated amortization of $15,000 and $11,250	60,000	63,750
Other assets	18,445	18,445
Total assets	$16,725,538	$16,063,181

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$306,723	$146,011
Accrued payroll and other expenses	314,295	311,209
Accrued bonuses to officer	60,000	60,000
Other Current Liabilities	19,859	19,859
Deferred revenue	243,388	89,227
Total current liabilities	944,265	626,306

Long-term liabilities
Deferred income taxes	1,311,594	1,146,389
Other long-term liabilities	38,064	47,993
Total liabilities	2,293,923	1,820,688

Commitments and contingencies (note 4)

Shareholders' equity (note 5)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 16,162,460 and 16,030,894 shares issued and outstanding	4,634	4,502
Additional paid-in capital	4,987,194	4,842,794
Retained earnings	9,439,787	9,395,197

Total shareholders' equity	14,431,615	14,242,493

Total liabilities and shareholders' equity	$16,725,538	$16,063,181

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended February 28,

(Unaudited)

	Three months ended		Six months ended
	2014	2013	2014	2013

Net sales	$3,081,492	$3,118,121	$5,722,492	$5,408,215
Cost of sales	492,199	498,778	940,619	885,648
Gross profit	2,589,293	2,619,343	4,781,873	4,522,567
Operating expenses
Selling, general, and administrative	1,103,547	854,983	2,174,638	1,786,043
Research and development	354,007	247,522	516,123	427,857
Total operating expenses	1,457,554	1,102,505	2,690,761	2,213,900

Income from operations	1,131,739	1,516,838	2,091,112	2,308,667

Other income (expense)
Interest income	7,957	17,074	16,983	30,802
Miscellaneous income	–	15,390	–	30,794
Gain on currency exchange	4,428	22,988	28,137	97,642
Total other income (expense)	12,385	55,452	45,120	159,238
Income from continuing operations before provision for income taxes	1,144,124	1,572,290	2,136,232	2,467,905
Provision for income taxes	(334,260)	(510,715)	(641,213)	(819,344)

Net Income	$809,864	$1,061,575	$1,495,019	$1,648,561

Earnings per share
Basic	$0.05	$0.07	$0.09	$0.10
Diluted	$0.05	$0.06	$0.09	$0.10

Weighted-average common shares outstanding
Basic	16,107,327	16,004,397	16,078,173	15,965,890
Diluted	16,356,544	16,336,353	16,319,902	16,305,235

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended February 28,

(Unaudited)

	2014	2013
Cash flows from operating activities
Net income	$1,495,019	$1,648,561
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	23,873	20,999
Amortization of intellectual property	3,750	3,750
Amortization of capitalized computer software development costs	383,652	359,013
Excess tax benefits from share-based arrangements	–	(70,806)
Stock-based compensation	71,087	70,253
Deferred income taxes	101,086	71,367
(Increase) decrease in
Accounts receivable and Contracts receivable	(711,477)	(1,152,054)
Income tax receivable/Prepaid	(38,739)	151,246
Prepaid expenses and other assets	14,629	(17,495)
Increase (decrease) in
Accounts payable	160,712	77,228
Accrued payroll and other expenses	3,086	(4,320)
Accrued Bonus	–	(30,000)
Accrued income taxes	–	(634,568)
Other liabilities	(9,929)	–
Deferred revenue	154,161	90,953
Net cash provided by operating activities	1,650,910	584,127

Cash flows from investing activities
Purchases of property and equipment	(18,353)	(7,680)
Capitalized computer software development costs	(733,454)	(582,080)
Net cash provided by (used in) investing activities	(751,807)	(589,760)

Cash flows from financing activities
Excess tax benefits from share-based arrangements	–	70,806
Proceeds from the exercise of stock options	73,445	27,986
Dividends paid	(1,450,429)	(3,039,373)
Net cash (used in) financing activities of continuing operations	(1,376,984)	(2,940,581)

Net increase (decrease) in cash and cash equivalents	(477,881)	(2,946,214)
Cash and cash equivalents, beginning of year	10,179,298	12,701,075
Cash and cash equivalents, end of period	$9,701,417	$9,754,861

Supplemental disclosures of cash flow information
Interest paid	$–	$–
Income taxes paid	$572,192	$1,382,545

 The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 28, 2014 and 2013

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended February 28, 2014, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on November 18, 2013. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $383,652 and $359,013 for the six months ended February 28, 2014 and 2013, respectively, and amortization of software development costs was $191,823 and $176,928 for the three months ended February 28, 2014 and 2013, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The following table summarizes fair value measurements by level at February 28, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$9,701,417	$–	$–	$9,701,417

Total	$9,701,417	$–	$–	$9,701,417

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the six months periods ended February 28, 2014 and 2013 was $3,750 and was $1,875 for each three month period ended February 28, 2014 and 2013. Accumulated amortization as of February 28, 2014 was $15,000.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and six months ended February 28, 2014 and 2013 were as follows:

Six months ended	Three month ended		Six month ended
	02/28/2014	02/28/2013	02/28/2014	02/28/2013

Numerator:

Net income attributable to common shareholders	$809,864	$1,061,575	$1,495,019	$1,648,561

Denominator:

Weighted-average number of common shares outstanding during the period	16,107,327	16,004,397	16,078,173	15,965,890

Dilutive effect of stock options	249,217	331,956	241,729	339,345

Common stock and common stock equivalents used for diluted earnings per share	16,356,544	16,336,353	16,319,902	16,305,235

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $71,087 and $70,253 for the six months ended February 28, 2014 and 2013, respectively, and was $55,727 and $32,154 for the three months ended February 28, 2014 and 2013, respectively. This expense is included in the condensed statements of operations as Selling, General and Administration (SG&A), and Research and Development expense.

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

Note 3: Property and Equipment

Property and equipment as of February 28, 2014 consisted of the following:

Equipment	$124,042
Computer equipment	142,907
Furniture and fixtures	51,466
Leasehold improvements	23,645
Sub total	342,059
Less: Accumulated depreciation and amortization	(229,592)
Net Book Value	$112,467

Note 4: COMMITMENTS AND CONTINGENCIES

Employment Agreement

On July 22, 2012, the Company entered into an employment agreement with its President/Chief Executive Officer that expired in August 2013. The employment agreement provided for an annual base salary of $300,000 per year, and a performance bonus in an amount not to exceed 10% of Employee’s salary, or $30,000 per year, at the end of each fiscal year. The specific amount of the bonus to be awarded will be determined by the Compensation Committee of the Board of Directors, based on the financial performance and achievements of the Company for the previous fiscal year. The agreement also provides Employee stock options, exercisable for five years, to purchase fifty (50) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 120,000 options over the term of the agreement. The agreement allows the Company to terminate the agreement upon 30 days written notice, if termination is without cause, the Company's only obligation would be to pay its President the greater of a) 12 month’s salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

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

Note 5: SHAREHOLDERS’ EQUITY

Dividend

The Board of Directors declared cash dividends during fiscal year 2013. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/8/2012	11/13/2012	15,927,806	$0.05	$796,390
12/24/2012	12/28/2012	16,021,309	$0.14	$2,242,983
5/7/2013	5/10/2013	16,030,433	$0.03	$480,913
8/12/2013	8/15/2013	16,030,894	$0.03	$480,926
Total				$4,001,212

The Board of Directors has also declared cash dividends during fiscal year 2014. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/08/2013	11/15/2013	16,073,894	$0.04	$642,956
2/17/2014	2/24/2014	16,149,460	$0.05	$807,473
Total				$1,450,429

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

On February 23, 2007, the Board of Directors adopted and the shareholders approved the 2007 Stock Option Plan under which a total of 1,000,000 shares of common stock had been reserved for issuance. On February 25, 2014 the shareholders approved an additional 1,000,000 shares increasing the total number of shares that may be granted under the Option Plan to 2,000,000.

Qualified Incentive Stock Options (Qualified ISO)

As of February 28, 2014, employees hold Qualified ISO to purchase 479,000 shares of common stock at exercise prices ranging from $1.00 to $5.61 which were granted prior to February 28, 2014.

Transactions in FY14	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2013	532,000	$1.82	3.95
Granted	100,000	$5.61
Exercised	(147,000)	$1.29
Cancelled/Forfeited	(6,000)	$1.00
Outstanding, February 28, 2014	479,000	$2.78	3.88
Exercisable, February 28, 2014	289,600	$1.85	3.43

The fair value of the options, including both ISO and NQSO options, granted during the six months ended February 28, 2014 is estimated at $130,781. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for FQE February 28, 2014: dividend yield of 3.14%, pre-vest forfeiture rate of 6.25%, expected volatility of 38.95%, risk-free interest rate of 1.36%, and expected life of 5.0 years.

Non-Qualified Stock Options (Non-Qualified ISO)

As of February 28, 2014, the outside members of the Board of Directors hold options to purchase 45,600 shares of common stock at exercise prices ranging from $1.67 to $6.68, which were granted prior to February 28, 2014.

Transactions in FY14	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2013	48,600	$3.79	7.85
Exercised	(3,000)	$1.80
Outstanding, February 28, 2014	45,600	$3.92	7.54
Exercisable, February 28, 2014	25,200	$3.45	6.37

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 4.19 years at February 28, 2014. The exercise prices for the options outstanding at February 28, 2014 ranged from $1.00 to $6.68, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	215,100	3.81	$ 1.05	187,700	3.62	$1.06
$1.51	$3.00	31,600	6.12	$ 2.35	11,600	3.08	$2.11
$3.01	$4.50	141,900	3.63	$ 3.28	103,500	3.49	$3.22
$4.51	$6.68	136,000	4.95	$ 5.49	12,000	3.52	$5.59
		524,600	4.19	$ 2.88	314,800	3.67	$1.98

NOTE 6: RELATED PARTY TRANSACTIONS

As of February 28, 2014, included in bonus expenses to officers was $90,000, of which $30,000 was accrued bonus representing an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996, and $30,000 accrued bonus representing an estimated quarterly amount of bonus payable to our President/Chief Executive Officer, Walter Woltosz as part of his 2014 employment agreement The other $30,000, paid in September 2013, was FY2013 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was approved by the compensation committee in September 2013.

NOTE 7: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that International sales accounted for 61% and 53% of net sales for the six months ended February 28, 2014 and 2013, respectively. One customer (a dealer account in Japan representing various customers) accounted for 10% of sales for the six months ended February 28, 2014 compared to two customers who accounted for 11% (a dealer account in Japan representing various customers) and 10% of net sales during the six months ended February 28, 2013.

Accounts receivable concentration shows that two customers comprised 13% (a dealer account in Japan representing various customers) and 11% of accounts receivable at February 28, 2014 compared to three customers comprising 12%, 10% (a dealer account in Japan representing various customers), and 10% of accounts receivable at February 28, 2013.

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

NOTE 8: Geographic Reporting

We allocate revenues to geographic areas based on the locations of our customers. Geographical revenues for the six months ended February 28, 2014 and 2013 were as follows (in thousands):

Six month ended	North America	Europe	Asia	South America	Total

February 28, 2014	$2,228	$1,968	$1,515	$11	$5,722
February 28, 2013	$2,605	$1,775	$1,028	$–	$5,408

Note 9: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $61,756 and $50,545 for the six months ended February 28, 2014 and 2013, respectively, and $35,629 and $29,731 for the three months ended February 28, 2014 and 2013, respectively.

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

ADMET Predictor™

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a computer program that takes molecular structures as inputs and predicts over 140 different properties for them at the rate of over 100,000 compounds per hour on a fast laptop computer. This capability allows chemists to get estimates for a large number of important properties without the need to synthesize and test the molecules. ADMET Predictor has been consistently top-ranked for predictive accuracy in peer-reviewed, independent comparison studies, while generating its results at a very high throughput rate. Although the state-of-the-art of this type of software does not enable finding the best molecule in a series, it does allow identifying molecules that are highly likely to fail as potential drug candidates (the worst molecules, which is usually the majority of a chemical library) before synthesizing and testing them. Thus, millions of “virtual” compounds can be created and screened in a day, compared to potentially months or years of work to actually synthesize and test a much smaller number of actual compounds.

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

We are now examining a very different application of this modeling engine – building predictive models for missile aerodynamic force coefficients as a function of missile geometry, Mach number, and angle of attack. This problem was identified by the Aerospace Engineering department at Auburn University, and working with them, we have done some preliminary testing of the modeling engine in ADMET Modeler for this type of problem. Results have been very encouraging, and we believe there are government agencies and industrial aerospace companies that will find such a capability to be highly useful. We have developed a prototype AEROModeler™ program to test this concept and to use as a demonstrator for proposal efforts to potential funding agencies. Our proposed joint scientific poster on this subject with Auburn University’s Aerospace Engineering Department was selected for presentation at the NSMMS/CRASTE (National Space and Missile Material Symposium/Commercial and Government Responsive Access to Space Technology Exchange) conference in Huntsville, Alabama in June 2014.

We have also begun a preliminary investigation of applying this powerful modeling engine to the analysis of MRI (magnetic resonance imaging) data in cooperation with the MRI facility at Auburn University. This state-of-the-art facility has two MRIs – one a 3-Tesla machine and one a very powerful 7-Tesla machine, both built in the last few years. We are examining data from a series of subjects in four groups: healthy, PDD (Pervasive Developmental Disorder), ADHD (Attention Deficit Hyperactivity Disorder), and Asperger’s Syndrome to determine whether we can discriminate between the groups from the MRI imaging data. This is a problem that has defied solution so far, so it is a speculative effort involving minimal resources to determine whether we can show proof-of-concept. Our ability to process the data is not in question; rather, we need to determine whether the data contains sufficient information to discriminate between the different groups. The amount of data is massive (“big data”), requiring us to modify our code to handle much larger data arrays than our previous applications have required. Our goal is to show the potential of our modeling technology to provide useful classification of a subject into one of the four groups based only on MRI imaging so that we could go to various agencies (such as the National Institutes of Health) to obtain funding to develop a commercial product.

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

After the end of this reporting period, we released version 7.0. This new version incorporates a new model for predicting ionization constants (pKa’s), developed in a collaboration with Bayer AG that enabled us to more than double the size of our data set from about 16,000 pKa values to more than 35,000, and to expand the chemical space it covers to include a larger number of molecules more like those of interest to the pharmaceutical industry today. We believe the resulting improvement in pKa prediction puts our already best-in-class model well in front of any competitor. Predicting ionization is critical to predicting most other properties, so all of our models (approximately 144) were retrained based on this new capability for version 7.0.

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule drawing program, or “sketcher”, but now has capabilities exceeding those of other molecule drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule drawing programs are also free. Our free version includes a small set of ADMET Predictor property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. The chemist also sees that with a paid ADMET Predictor license, the entire 140+ predictions would be available.

We released MedChem Designer 2.5 during FY2013. This version provided specific predicted atom locations for metabolism by each of the enzymes predicted to act upon a molecule.

When coupled with a license for ADMET Predictor, MedChem Designer becomes a de novo design tool for medicinal chemists. With it, they can draw one or more molecular structures, then click on the ADMET Predictor icon and have over 140 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index. Scientists can also click on an icon to generate the likely metabolites of a molecule and then predict all of the properties of those metabolites from ADMET Predictor, including their ADMET Risk scores. This is important because a metabolite of a molecule can be harmful even though the parent molecule is not.

ADMET Risk provides a single number that tells the chemist how many default threshold values for 24 predicted properties were crossed (or violated) by each structure. The rules can be modified and new rules added by the user to include any desired rule set based on any combination of calculated descriptors, predicted properties, and user inputs. Thus, in a single number, the chemist can instantly compare the effects of different structural changes in many dimensions. As chemists attempt to modify structures to improve one property, they often cause others to become unacceptable. Without ADMET Risk, the chemist would have to individually examine many key properties for each new molecule (and its metabolites) to check whether any of them became unacceptable as a result of changing the structure.

We are now finalizing version 3.0 of MedChem Designer, which will add the ability to capture the image of a molecular structure from a variety of publication files with a new snapshot tool, and the program will automatically convert the graphic image into any of several computer-based chemical structure files. Converting from lines and letters on the screen to an exact chemical representation of the molecule (Optical Structure Recognition, or OSR) is a complex task. Although a few OSR programs are in existence, we are not aware of any that can accurately convert as many varieties of images to chemical representation as the OSR tool within the development version of MedChem Designer. Such a capability allows chemists to quickly capture molecular structures from the scientific literature to use in our simulation and modeling software.

MedChem Studio™

Over the past several years, MedChem Studio updates have resulted in a very powerful tool for medicinal and computational chemists for both data mining and for designing new drug-like molecules. We released version 3.5 of MedChem Designer during FY2013. The new features included such important items as:

A new licensing module from Flexera called FlexNet™

Improvements to graphics in structure depictions and the Miner 3D module

Faster performance on large data sets

A 64-bit version to deal with much larger data sets

User-defined equations to calculate new attributes by combining others

Enhanced Miner3D graphics with expanded assortment of chart types

While MedChem Designer can be used to refine a small number of molecules, MedChem Studio can be used to create and screen (with ADMET Predictor) a very large number of molecules down to a few promising lead candidates. MedChem Studio has features that enable it to generate new molecular structures using a variety of de novo design methods. Coupled with ADMET Predictor and MedChem Designer, we believe the programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high-throughput screening experiments to find the most promising classes (groups of molecules with a large part of their structures the same) and molecules that are active against a particular target. In addition, MedChem Studio can take an interesting (but not acceptable) molecule and, using a variety of design algorithms, very quickly generate many thousands to millions of high quality analogs (similar new molecules). These molecules can then be screened using ADMET Predictor to find molecules that are both active against the target as well as acceptable in a variety of ADMET properties.

MedChem Studio version 4.0 is now in final development and is expected to be released shortly after the ADMET Predictor 7.0 release to allow for proper synchronization between the two programs. Current development has focused primarily on the OSR tool mentioned above under the MedChem Designer discussion.

NCE Projects

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

During the previous reporting period, we announced that we had completed the design of a number of new molecules for a different target – the cyclo-oxygenase-2 (COX-2) enzyme that is the target for Celebrex®. Celebrex is the only COX-2 inhibitor remaining on the market, after the withdrawal of other approved drugs (such as Vioxx®) due to cardiac toxicity. It appears from the scientific research that was conducted after the withdrawal of other COX-2 inhibitors from the market that it is important to inhibit both COX-2 and COX-1 at a certain ratio in order to provide the benefits of COX-2 inhibition without the cardiotoxicity risk that has been associated with inhibiting COX-2 alone. We designed our new molecules based on activity models for both COX-2 and COX-1 built from public data, with the goal of providing an acceptable ratio of COX-2 to COX-1 inhibition. This is more challenging than designing for a single target, as we did for the earlier malaria NCE project. Results reported after the end of this reporting period showed that we were once again very successful, with all four molecules that were synthesized inhibiting both the COX-2 and COX-1 enzymes, and one of them providing the desired characteristic of higher affinity for COX-2 than COX-1. This is a remarkable achievement, and once again demonstrates that our ADMET Design Suite can save considerable time and money in developing new lead compounds for particular targets.

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

A new model for precipitation based on classical nucleation theory

Infant physiologies, including for babies born as much as 16 weeks premature

A unique method for using transporter data from preclinical experiments to predict transporter effects in human and other animals

A number of additional expression levels of enzymes and transporters in human and animal physiologies

An interim release (8.6) is planned for the very near future to enable certain customers to take advantage of a new physiological model for minipig, which has become a more frequently used animal species in preclinical development, and to add the ability to simulate populations within the Drug-drug interaction Module.

The next major release, version 9.0, is now well along in development. This version will add the ability to simulate dermal (through the skin) drug absorption from patches, creams, and ointments. This capability has been in development since May of 2012 through a funded collaboration with a top-5 pharmaceutical company, and is already in use at the customer’s sites at this time. A number of other improvements will be included in version 9.0 that will be announced with the release of the product.

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

Priorities for developing material for our imminent training workshops required us to delay the development work on MembranePlus. We now plan to release version 1.0 of MembranePlus in the third fiscal quarter.

Contract Research and Consulting Services

Our expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 80 scientific meetings worldwide in the past four years. We frequently conduct contracted studies for large customers (including the largest five pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing, and we have expanded our Simulations Studies team to meet the increased workload. Long-term collaborations and shorter-term consulting contracts serve both to expand and showcase our technologies, and to build and strengthen customer relationships.

During the second quarter of fiscal year 2014 we continued to work on our 5-year Research Collaboration Agreement (RCA) with the Center for Food Safety and Applied Nutrition (CFSAN) of the FDA. FDA scientists and our scientists are using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. During the first part of this collaboration, we analyzed FDA databases and worked with FDA scientists to ensure that the FDA data to be used for building new predictive models is as accurate as we can reasonably make it. Both FDA scientists and our scientists are building a series of models to classify new compounds as toxic or nontoxic from FDA datasets. Included early on in this effort was a special modification to ADMET Predictor to allow the user to set a minimum value for specificity or sensitivity when building a model, and this is now a standard part of the program available to all users. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that determined all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one usually results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

After the end of this reporting period, we announced another five-year RCA, this time with the Office of Generic Drugs (OGD) within the FDA. This RCA is directed toward the FDA’s evaluation of mechanistic IVIVCs (in vitro-in vivo correlations), an approach to determine whether mechanistic absorption modeling (MAM) correlates laboratory (in vitro) dissolution experiments with the in vivo behavior of a dosage form better than traditional empirical methods. We have proposed this method for about 15 years and believe in it, so we are pleased to see the FDA giving it serious consideration with this RCA.

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

With our significant cash reserves, seeking suitable acquisitions is a priority. Because we have been unable to identify suitable acquisitions and our cash continues to accumulate, the board of directors declared a $0.05 per share per quarter cash dividend that began in February 2012 and was paid in May, August, and November 2012. The board declared an accelerated cash dividend consisting of the February, 2013 dividend of $0.05 per share per quarter plus $0.03 per share from each of the expected May, August, and November 2013 dividends of $0.05 per share per quarter for a total of $0.14 per share, which was distributed on December 28, 2012, in order to provide our shareholders with the income tax benefits from lower capital gains rates in 2012 over 2013. We declared a $.04 per share dividend in November 2013 and a $.05 per share dividend in February 2014. We anticipate the dividend to be $0.05 per share per quarter, however there can be no assurances that such dividends will be distributed, or if so, whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended February 28, 2014 and 2013.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales(because of rounding, numbers may not foot):

	Three Months Ended
	02/28/14		02/28/13
Net sales	$3,081	100.0%	$3,118	100.0%
Cost of sales	492	16.0	499	16.0
Gross profit	2,589	84.0	2,619	84.0
Selling, general and administrative	1,104	35.8	855	27.4
Research and development	354	11.5	248	7.9
Total operating expenses	1,458	47.3	1,103	35.3
Income from operations	1,144	36.7	1,517	48.7
Other income	12	0.4	55	1.8
Income from operations before taxes	1,144	37.1	1,572	50.4
(Provision for) income taxes	(334)	(10.8)	(511)	(16.0)
Net income	$810	26.3%	$1,062	34.0%

Net Sales

Net sales decreased $37,000, or 1.2%, to $3,081,000 in the second quarter of Fiscal Year 2014 (“2QFY14”) from $3,118,000 in the second fiscal quarter of Fiscal Year 2013 (“2QFY13)”. Although software sales to new customers were very strong during the quarter, these increases were not able to compensate for a major customer deciding to move a global renewal order that had been received in the second fiscal quarter last year to the third fiscal quarter this year in order to synchronize with their internal budget timelines. Analytical study revenues decreased by $112,000 during the quarter as a consulting study contract from another client was delayed by their legal review process. The total effect on revenues of the customer budget timing and the delay in the study contract totaled approximately $350,000.

Cost of Sales

Cost of sales decreased by $7,000, or 1.3%, to $492,000 in 2QFY14 from $499,000 in 2QFY13. As a percentage of revenue, remained constant at 16% in 2QFY14 and 2QFY13. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs. Amortization cost increased approximately $15,000, or 9%, in 2QFY14 compared with 2QFY13. Royalty expense, another significant portion of cost of sales, decreased approximately $30,000, or 13%, in 2QFY14 compared with 2QFY13. We pay a royalty on the core GastroPlus software licenses but not on its optional modules. We also pay royalties to Accelrys on a portion of the ADMET Predictor Metabolism Module. Workshop/Training costs increased by $23,000 as we did more workshop programs and more onsite training in 2QFY14 compare to 2QFY13.

Gross Profit

Gross profit decreased $7,000, or 0.7%, to $2,589,000 in 2QFY14 from $2,619,000 in 2QFY13. We attribute this decrease to the decreased revenues outweighing the decrease in cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $249,000, or 29.1%, to $1,104,000 in 2QFY14 from $855,000 in 2QFY13.

The major changes in SG&A expenses for 2QFY14 vs 2QFY13 were:

•	Commission expense - increased by $36K, we incurred increased commissions to our Japanese and Chinese dealers as we recorded significantly increased sales in our Asian markets
•	Marketing labor costs - increased by $24K, substantive employee time was incurred in conjunction with updating of training material, trade shows and visitation of our Asian dealers
•	Travel expenses - increased $33K as the company strategically increased its presence at a number of trade shows and conferences in 2QFY14, in addition, a higher percentage of travel was at international destinations
•	Consulting Fees - increased by $44K, we used consultants in 2QF14 for review of contracts and other corporate transactional issues
•	Professional fees - increased by $29K, primarily due to costs associated with review of proxy issues and legal issues associated with the company’s amendment of its 2007 Stock Option Plan
•	Salaries and wages - Increased $32K due to annual salary review increases and duplicated salaries associated with the transition of the company’s CFO.

Research and Development

We incurred approximately $714,000 of research and development costs during 2QFY14. Of this amount, $360,000 was capitalized and $354,000 was expensed. In 2QFY13, we incurred $568,000 of research and development costs, of which $320,000 was capitalized and $248,000 was expensed. The increase of $146,000, or 26%, in total research and development expenditures from 2QFY13 to 2QFY14 was due to an expansion of staff as well as increases in salaries and stock-based compensation increases for existing employees. In addition, the company incurred $26K of costs associated with its COX-2/COX-1 NCE initiative (see NCE discussion in Business section above).

Other income (expense)

Net other income in 2QFY14 decreased by $43,000, or 27.7%, to $12,000 in 2QFY14 from $55,000 in 2QFY13. This is due to lower interest income, and lower currency exchange gains in 2QFY14 compared with 2QFY13. In addition 2QFY14 did not include sub-lease income of $15K, which was included in 2QFY13.

Provision for Income Taxes

The provision for income taxes decreased by $177,000, or 34.6%, to $334,000 in 2QFY14 from $510,000 in 2QFY13 due to decreased income before taxes. The Company’s effective tax rate was 29.2% and differs from statutory rates for the quarter mainly due to R&D tax credits recognized during the period.

Net Income

Net income decreased by $252,000, or 23.7%, to $810,000 in 2QFY14 from $1,061,000 in 2QFY13. We attribute this decrease to increased research and development costs and increased operating expenses.

Comparison of Six Months Ended February 28, 2014 and 2013.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales(because of rounding, numbers may not foot):

	Six Months Ended
	02/28/14		02/28/13
Net sales	$5,722	100.0%	$5,408	100.0%
Cost of sales	941	16.4	885	16.3
Gross profit	4,782	83.6	4,523	83.6
Selling, general and administrative	2,175	38.0	1,786	33.0
Research and development	516	9.0	428	7.9
Total operating expenses	2,691	47.0	2,214	40.9
Income from operations	2,091	36.6	2,309	42.7
Other income	45	0.7	159	2.9
Income from operations before taxes	2,136	37.3	2,468	45.6
(Provision for) income taxes	(641)	(11.2)	(819)	(15.1)
Net income	$1,495	26.1%	$1,649	30.5%

Net Sales

Net sales increased $314,000 or 5.8%, to $5,722,000 in the first 6 months of fiscal 2014 (“6moFY14”) from $5,408,000 in the first 6 months of fiscal 2013 (“6moFY13)”. The increase in revenues is due to an approximately $512,000 increase in software sales. Service revenues, such as collaboration, analytical studies, and workshop/training activities decreased by $197,000.

Cost of Sales

Cost of sales increased by $56,000, or 6.2%, to $941,000 in 6moFY14 from $885,000 in 6moFY13. As a percentage of revenue, cost of sales in 6moFY14 was approximately the same as 6moFY13 increasing by 0.1% to 16.4%. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs. Amortization cost increased approximately $25,000, or 6.9%, in 6moFY14 compared with 6moFY13. Royalty expense, another significant portion of cost of sales, increased approximately $4,000, or 1.1%, in 6moFY14 compared with 6moFY13. We pay a royalty on the core GastroPlus software licenses but not on its optional modules. We also pay royalties to Accelrys on a portion of the ADMET Predictor Metabolism Module.

Gross Profit

Gross profit increased $259,000, or 5.7%, to $4,782,000 in 6moFY14 from $4,523,000 in 6moFY13. We attribute this increase to increased revenue outweighing increased cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $389,000, or 21.8%, to $2,175,000 in 6moFY14 from $1,786,000 in 6moFY13.

The major changes in SG&A expenses for 6moFY14 vs 6moFY13 were:

•	Commission expense – increased by $66K, we incurred increased commissions to our Japanese and Chinese dealers as we recorded significantly increased sales in our Asian markets
•	Marketing labor costs – increased by $21K, substantive employee time was incurred in conjunction with updating of training materials, trade shows and visitation of our Asian dealers
•	Travel expenses - increased $49K as the company strategically increased its presence at a number of trade shows and conferences in 6moFY14. In addition, a higher percentage of travel was at international destinations
•	Bonus expense - increased by $30K, due to the changes in 2014 compensation plan for the company’s Chief Executive Officer (see Notes to Financial statements above)
•	Professional fees – increased by $29K, primarily due to costs associated with review of proxy issues and legal issues associated with the company’s amendment of its 2007 Stock Option Plan
•	Investor relations – increased by $20K, this is due to a change in stock transfer agents which occurred in the 3rd quarter of FY13
•	Salaries and wages – increased $88K due to annual salary review increases and some duplicated salaries associated with the transition of the company’s CFO. In addition the Life Science staff spent more time on G&A activities in 6moFY14 compared to 6moFY13, resulting in more expense allocated to SG&A

Research and Development

We incurred approximately $1,250,000 of research and development costs during 6moFY14. Of this amount, $733,000 was capitalized and $516,000 was expensed. In 6moFY13 we incurred $1,010,000 of research and development costs, of which $582,000 was capitalized and $428,000 was expensed. The increase of $240,000, or 23.7%, in total research and development expenditures from 6moFY13 to 6moFY14 was due to expansion of staff and increases in salaries and stock based compensation for existing employees, in addition the company incurred $26K of costs associated with its NCE initiative (See NCE discussion in Business section above).

Other income (expense)

Net other income decreased by $114,000, or 71.7%, to $45,000 in 6moFY14 from $159,000 in 6moFY13. This is due to the lower interest income and lower currency exchange gain in 6moFY14 compared with 6moFY13. In addition 6moFY14 did not include any sub-lease income, while $31K was included in 6moFY13.

Provision for Income Taxes

Provision for income taxes decreased by $178,000, or 21.7%, to $641,000 in 6moFY14 from $819,000 in 6moFY13 due to the decrease in income before taxes. The Company’s effective tax rate was 30% and differs from statutory rates for the quarter mainly due to R&D tax credits recognized during the period.

Income from Continuing Operations

Net income from continuing operations decreased by $154,000, or 9.3%, to $1,495,000 in 6moFY14 from $1,649,000 in 6moFY13. We attribute this decrease to increased research and development costs and increased operating expenses.

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

Part II. Other Information

Item 1.	Legal Proceedings

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings of any kind.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company. (5)
3.2	Amended and Restated Bylaws of the Company. (5)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1)
10.2	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.3	The Company’s 2007 Stock Option Plan. (3)
10.4	Notice of Election to Extend Term of Lease by and between the Company and Crest Development LLC formerly Freeway Ventures LLC, dated July 29, 2010.(4)
10.5	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 22, 2011. (5) (†)
10.6	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 22, 2013. (6) (†)
10.3	The Company’s Amended 2007 Stock Option Plan. (7).
31.1	Section 302 – Certification of the Principal Executive Officer. (7)
31.2	Section 302 – Certification of the Principal Financial Officer. (7)
32.1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer. (7)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_______

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2011.
(6)	Incorporated by reference to the Company’s Form 8-K filed September 22, 2011.
(7)	Filed herewith

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 9, 2014.

Simulations Plus, Inc.

Date: April 9, 2014	By:	/s/ John R Kneisel
John R. Kneisel
Chief Financial Officer

