Form 10-Q
period 2014-05-31
SIMULATIONS PLUS INC
filed 2014-07-08
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended May 31, 2014

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 8, 2014 was 16,342,804; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended May 31, 2014

SIMULATIONS PLUS, INC.

CONDENSED BALANCE SHEETS

at May 31, 2014 (Unaudited) and August 31, 2013

(Audited)

	(Unaudited)	(Audited)
	May 31,	August 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$7,757,972	$10,179,298
Prepaid income taxes	946,518	301,573
Accounts receivable, net of allowance for doubtful accounts of $0	3,219,743	1,910,615
Contracts receivable	124,270	203,913
Prepaid expenses and other current assets	119,180	192,173
Deferred income taxes	217,655	184,258
Total current assets	12,385,338	12,971,830
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $6,385,815 and $5,801,578	3,358,632	2,891,169
Property and equipment, net (note 3)	103,596	117,987
Intellectual property, net of accumulated amortization of $41,875 and $11,250	6,033,125	63,750
Other assets	18,445	18,445
Total assets	$21,899,136	$16,063,181

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$177,356	$146,011
Accrued payroll and other expenses	349,464	311,209
Accrued bonuses to officers	90,000	60,000
Other Current Liabilities	19,859	19,859
Current portion - Contract payable (Note 4)	750,000	–
Deferred revenue	234,671	89,227
Total current liabilities	1,621,350	626,306

Long-term liabilities
Deferred income taxes	2,529,371	1,146,389
Payments due under Contract payable (Note 4)	1,750,000	–
Other long-term liabilities	33,099	47,993
Total liabilities	5,933,820	1,820,688

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 16,335,804 and 16,030,894 shares issued and outstanding	4,807	4,502
Additional paid-in capital	6,021,432	4,842,794
Retained earnings	9,939,077	9,395,197

Total shareholders' equity	15,965,316	14,242,493

Total liabilities and shareholders' equity	$21,899,136	$16,063,181

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended May 31,

(Unaudited)

	Three months ended		Nine months ended
	2014	2013	2014	2013

Net sales	$3,740,567	$3,094,779	$9,463,059	$8,502,994
Cost of sales	227,600	451,935	1,168,219	1,337,583
Gross profit	3,512,967	2,642,844	8,294,840	7,165,411
Operating expenses
Selling, general, and administrative	1,204,312	903,589	3,378,950	2,689,632
Research and development	234,685	206,424	750,808	634,281
Total operating expenses	1,438,997	1,110,013	4,129,758	3,323,913

Income from operations	2,073,970	1,532,831	4,165,082	3,841,498

Other income (expense)
Interest income	8,017	9,203	25,000	40,005
Interest expense	–	–	–	–
Miscellaneous income	–	4,694	–	35,488
Gain on currency exchange	7,340	(980)	35,477	96,662
Total other income (expense)	15,357	12,917	60,477	172,155

Income before provision for income taxes	2,089,327	1,545,748	4,225,559	4,013,653

Provision for income taxes	(781,778)	(552,518)	(1,422,991)	(1,371,862)
Net Income	$1,307,549	$993,230	$2,802,568	$2,641,791

Earnings per share
Basic	$0.08	$0.06	$0.17	$0.17
Diluted	$0.08	$0.06	$0.17	$0.16

Weighted-average common shares outstanding
Basic	16,193,976	16,024,467	16,117,198	15,984,819
Diluted	16,455,078	16,335,608	16,361,695	16,307,618

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended May 31,

(Unaudited)

	2014	2013
Cash flows from operating activities
Net income	$2,802,568	$2,641,791
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	35,730	31,411
Amortization of intellectual property	30,625	5,625
Amortization of capitalized computer software development costs	584,237	532,106
Excess tax benefits from share-based arrangements	–	(70,806)
Stock-based compensation	103,498	98,494
Deferred income taxes	1,349,585	99,402
(Increase) decrease in
Accounts receivable and Contracts receivable	(1,229,485)	(1,611,838)
Prepaid income taxes	(644,945)	153,896
Prepaid expenses and other assets	72,993	13,284
Increase (decrease) in
Accounts payable	31,345	44,206
Accrued payroll and other expenses	38,255	24,973
Accrued Bonus	30,000	(15,000)
Accrued income taxes	–	(403,735)
Other liabilities	(14,894)	–
Deferred revenue	145,444	35,324
Net cash provided by operating activities	3,334,956	1,579,133

Cash flows from investing activities
Purchases of property and equipment	(21,339)	(19,259)
Purchase of intellectual property	(2,500,000)	–
Capitalized computer software development costs	(1,051,700)	(833,965)
Net cash used in investing activities	(3,573,039)	(853,224)

Cash flows from financing activities
Excess tax benefits from share-based arrangements	–	70,806
Proceeds from the exercise of stock options	75,445	27,985
Dividends paid	(2,258,688)	(3,520,285)
Net cash (used in) financing activities	(2,183,243)	(3,421,494)

Net increase (decrease) in cash and cash equivalents	(2,421,326)	(2,695,585)
Cash and cash equivalents, beginning of year	10,179,298	12,701,075
Cash and cash equivalents, end of period	$7,757,972	$10,005,490

Supplemental disclosures of cash flow information
Interest paid	$–	$–
Income taxes paid	$572,192	$1,382,545

Non-Cash Investing and Financing
Purchase of intellectual property with shares and notes payable	3,500,000	–

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2014 and 2013

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2014, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on November 18, 2013. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $584,237 and $532,106 for the nine months ended May 31, 2014 and 2013, respectively, and amortization of software development costs was $200,585 and $173,094 for the three months ended May 31, 2014 and 2013, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The following table summarizes fair value measurements by level at May 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$7,757,972	$–	$–	$7,757,972

Total	$7,757,972	$–	$–	$7,757,972

For certain of our financial instruments, including accounts receivable, accounts payable, contract payable, accrued payroll and other expenses, and accrued bonus to officer, the amounts approximate fair value due to their short maturities.

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the nine months periods ended May 31, 2014 and 2013 was $5,625 and was $1,875 for each three month period ended May 31, 2014 and 2013. Accumulated amortization as of May 31, 2013 was $16,875.

On May 15, 2014, we acquired intellectual property from TSRL, Inc of Ann Arbor, Michigan. The cost of $6,000,000 is being amortized over 10 years under the straight-line method. Amortization expense for the period of May 15, 2014 to May 31, 2014 was $25,000. Accumulated amortization as of May 31, 2014 was $25,000. (See Note 4)

Total amortization expense for intellectual property agreements for each of the nine months periods ended May 31, 2014 and 2013 was $30,625 and $ 5,625, respectively, and was $26,875 and $1,875 respectively for the three month periods ended May 31, 2014 and 2013. Accumulated amortization as of May 31, 2014 was $41,875.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2014 and 2013 were as follows:

	Three months ended		Nine months ended
	05/31/2014	05/31/2013	05/31/2014	05/31/2013
Numerator:
Net income attributable to common shareholders	$1,307,549	$993,230	$2,802,568	$2,641,791

Denominator:
Weighted-average number of common shares outstanding during the period	16,193,976	16,024,467	16,117,198	15,984,819
Dilutive effect of stock options	261,102	311,141	244,497	322,799

Common stock and common stock equivalents used for diluted earnings per share	16,455,078	16,335,608	16,361,695	16,307,618

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $103,498 and $98,495 for the nine months ended May 31, 2014 and 2013, respectively, and was $32,411 and $28,241 for the three months ended May 31, 2014 and 2013, respectively. This expense is included in the condensed statements of operations as Selling, General and Administration (SG&A), and Research and Development expense.

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

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 3: Property and Equipment

Property and equipment as of May 31, 2014 consisted of the following:

Equipment	$124,042
Computer equipment	145,893
Furniture and fixtures	51,466
Leasehold improvements	23,646
Sub total	345,047
Less: Accumulated depreciation and amortization	(241,451)
Net Book Value	$103,596

Note 4: CONTRACT PAYABLE

On May 15, 2014 the Company entered into an agreement (the “Agreement”) with TSRL, Inc., a Michigan corporation (“TSRL”). Under the terms of the Agreement, the Company and TSRL agreed to transfer the rights of the intellectual property under the Exclusive Software Licensing Agreement dated June 30, 1997 (the “License Agreement”), under which TSRL licensed to the Company certain Software Technology and Databases (as defined in the License Agreement), and pursuant to which the Company paid royalties to TSRL to the Company.

The Agreement calls for the Company to pay TSRL total consideration of $6 million. The Company paid $3.5 million on May 20, 2014, comprised of cash in the amount of $2.5 million and the issuance of $1 million worth of the Company’s common stock-- 164,745 shares of the Company’s common stock based upon the April 25, 2014 closing price per share of $6.07. Future payments under the Agreement, which is non-interest- bearing, are due as follows:

April 25, 2015	$750,000
April 25, 2016	750,000
April 25, 2017	1,000,000
Total	$2,500,000
Less Current portion	(750,000)
Contract payable, net of current portion	$1,750,000

Note 5: COMMITMENTS AND CONTINGENCIES

Employment Agreement

On July 22, 2012, the Company entered into an employment agreement with its President/Chief Executive Officer that expired in August 2013. The employment agreement provided for an annual base salary of $300,000 per year, and a performance bonus in an amount not to exceed 10% of Employee’s salary, or $30,000 per year, at the end of each fiscal year. The specific amount of the bonus to be awarded to be determined by the Compensation Committee of the Board of Directors, based on the financial performance and achievements of the Company for the previous fiscal year. The agreement also provided for Employee stock options, exercisable for five years, to purchase fifty (50) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 120,000 options over the term of the agreement at an exercise price equal to ten percent (10%) over the market value per share as of the date of grant (the number of shares to be adjusted accordingly for any stock splits or reverse splits after the date of the agreement). The agreement allows the Company to terminate the agreement upon 30 days written notice, if termination is without cause, the Company's only obligation would be to pay its President the greater of a) 12 month’s salary or b) the remainder of the term of the employment agreement from the date of notice of termination.

For fiscal year 2013, the Compensation Committee awarded a $30,000 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was paid in September 2013.

On August 22, 2013, effective as of September 1, 2013, the CEO’s employment agreement was renewed for another year by the Compensation Committee and provides for an annual bonus of up to five percent (5%) of the Company’s net income before taxes of the previous fiscal year not to exceed $60,000. In addition, at the CEO’s request, the agreement calls for a reduced granting of ten (10) options to purchase shares of the Company’s common stock for each $1,000 of net income before taxes that the Company earns at the end of each fiscal year (up to a maximum of twenty thousand (20,000) options over the term of the agreement) at an exercise price equal to ten percent (10%) over the market value per share as of the date of grant (the number of shares to be adjusted accordingly for any stock splits or reverse splits after the date of the agreement). A copy of the agreement is attached to the Company’s 2013 Form 10-K filed with the SEC on November 18, 2013 as Exhibit 10.9.

Litigation

The Company is a party to litigation. Management does not believe the outcome of such litigation will have a material impact on the Company’s financial position.

Note 6: SHAREHOLDERS’ EQUITY

Dividend

The Board of Directors declared cash dividends during fiscal year 2013. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/8/2012	11/13/2012	15,927,806	$0.05	$796,390
12/24/2012	12/28/2012	16,021,309	$0.14	$2,242,983
5/7/2013	5/10/2013	16,030,433	$0.03	$480,913
8/12/2013	8/15/2013	16,030,894	$0.03	$480,926
Total				$4,001,212

The Board of Directors has also declared cash dividends during fiscal year 2014. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/08/2013	11/15/2013	16,073,894	$0.04	$642,956
2/17/2014	2/24/2014	16,149,460	$0.05	$807,473
5/09/2014	5/16/2014	16,165,171	$0.05	$808,259
Total				$2,258,688

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

Qualified Incentive Stock Options (Qualified ISO)

As of May 31, 2014, employees hold Qualified ISO to purchase 466,000 shares of common stock at exercise prices ranging from $1.00 to $5.61 which were granted prior to May 31, 2014.

Transactions in FY14	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2013	532,000	$1.82	3.95
Granted	100,000	$5.61
Exercised	(160,000)	$1.36
Cancelled/Forfeited	(6,000)	$1.00
Outstanding, May 31, 2014	466,000	$2.80	3.57
Exercisable, May 31, 2014	314,000	$1.78	3.31

The fair value of the options, including both ISO and NQSO options, granted during the nine months ended May 31, 2014 is estimated at $130,781. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for FQE May 31, 2014: dividend yield of 3.14%, pre-vest forfeiture rate of 6.25%, expected volatility of 38.95%, risk-free interest rate of 1.36%, and expected life of 5.0 years.

Non-Qualified Stock Options (Non-Qualified ISO)

As of May 31, 2014, the outside members of the Board of Directors hold options to purchase 45,600 shares of common stock at exercise prices ranging from $1.67 to $6.68, which were granted prior to May 31, 2014.

Transactions in FY14	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2013	48,600	$3.79	7.85
Exercised	(3,000)	$1.80
Outstanding, May 31, 2014	45,600	$3.92	7.29
Exercisable, May 31, 2014	25,200	$3.45	6.12

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 4.19 years at May 31, 2014. The exercise prices for the options outstanding at May 31, 2014 ranged from $1.00 to $6.68, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	212,500	3.54	$1.05	212,500	3.54	$1.05
$1.51	$3.00	21,600	5.86	$2.28	11,600	5.83	$2.11
$3.01	$4.50	141,900	3.38	$3.28	103,500	3.24	$3.23
$4.51	$6.68	136,000	4.70	$5.49	12,000	3.27	$5.59
		511,600	3.90	$2.90	339,200	3.52	$1.90

NOTE 7: RELATED PARTY TRANSACTIONS

As of May 31, 2014, included in bonus expenses to officers was $120,000, of which $45,000 was accrued bonus representing an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996, and $45,000 accrued bonus representing an estimated quarterly amount of bonus payable to our President/Chief Executive Officer, Walter Woltosz as part of his 2014 employment agreement The other $30,000, paid in September 2013, was FY2013 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was approved by the compensation committee in September 2013.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that International sales accounted for 53% and 42% of net sales for the nine months ended May 31, 2014 and 2013, respectively. Three customers accounted for 14% (a dealer account in Japan representing various customers), 9% and 5% of sales for the nine months ended May 31, 2014 compared to three customers who accounted for 10% (a dealer account in Japan representing various customers) 9% and 7% of net sales during the nine months ended May 31, 2013.

Accounts receivable concentration shows that three customers comprised 23%, 18% (a dealer account in Japan representing various customers) and 10% of accounts receivable at May 31, 2014 compared to three customers comprising 18%, 13% and 11% (a dealer account in Japan representing various customers) of accounts receivable at May 31, 2013.

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

NOTE 9: Geographic Reporting

We allocate revenues to geographic areas based on the locations of our customers. Geographical revenues for the nine months ended May 31, 2014 and 2013 were as follows (in thousands):

Nine month ended	North America	Europe	Asia	South America	Total

May 31, 2014	$4,480	$2,684	$2,273	$26	$9,463
May 31, 2013	$4,413	$2,673	$1,416	$1	$8,503

Note 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $89,784 and $76,317 for the nine months ended May 31, 2014 and 2013, respectively, and $28,028 and $25,772 for the three months ended May 31, 2014 and 2013, respectively.

Note 11: SUBSEQUENT EVENT

On or about June 26, 2014, the Company was served with a complaint in a civil action entitled Sherri Winslow v. Incredible Adventures, Inc., et al. (Los Angeles Superior Court Case No. BC545789) alleging wrongful death and seeking unspecified damages arising out of a May 18, 2012 plane crash in the State of Nevada (the “Complaint”). In the Complaint, Plaintiff alleges that the Company was the owner of the subject aircraft.   The Company denies all material allegations against it, including that it owns or has ever owned any interest in the subject aircraft, and intends to vigorously defend itself.

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

General

BusinesS

Simulations Plus, Inc., incorporated in 1996, develops and produces software for use in pharmaceutical research and for education, as well as provides contract research services to the pharmaceutical industry. Two recent in-house developments take advantage of the artificial neural network ensemble modeling engine in our ADMET Predictor™ software for new markets. AEROModeler™ predicts missile aerodynamic force and moment coefficients and MRIModeler™ classifies patients as either likely to experience some form of autism or not. These are discussed further below under ADMET Predictor.

We currently offer five software products for pharmaceutical research: ADMET Predictor™, MedChem Designer™, MedChem Studio™, DDDPlus™, and GastroPlus™. We call the combination of ADMET Predictor, MedChem Studio, and MedChem Designer our ADMET Design Suite™.

ADMET Predictor™

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a computer program that takes molecular structures as inputs and predicts about 145 different properties for them at the rate of over 100,000 compounds per hour on a fast laptop computer. This capability allows chemists to get estimates for a large number of important properties without the need to synthesize and test the molecules. ADMET Predictor has been consistently top-ranked for predictive accuracy in peer-reviewed, independent comparison studies, while generating its results at a very high throughput rate. Although the state-of-the-art of this type of software does not enable finding the best molecule in a series, it does allow identifying molecules that are highly likely to fail as potential drug candidates (the worst molecules, which is usually the majority of a chemical library) before synthesizing and testing them. Thus, millions of “virtual” compounds can be created and screened in a day, compared to potentially months or years of work to actually synthesize and test a much smaller number of actual compounds.

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

We are now examining a very different application of this modeling engine – building predictive models for missile aerodynamic force and moment coefficients as a function of missile geometry, Mach number, and angle of attack. This problem was identified by the Aerospace Engineering department at Auburn University, and working with them, we have done some preliminary testing of the modeling engine in ADMET Modeler for this type of problem. Results have been very encouraging, and we believe there are government agencies and industrial aerospace companies that will find such a capability to be highly useful. We have developed a prototype AEROModeler™ program to test this concept and to use as a demonstrator for proposal efforts to potential funding agencies. Our proposed joint scientific poster on this subject with Auburn University’s Aerospace Engineering Department was selected for presentation at the NSMMS/CRASTE (National Space and Missile Material Symposium/Commercial and Government Responsive Access to Space Technology Exchange) conference in Huntsville, Alabama in June 2014, and received significant attention and positive feedback from both government agencies and aerospace contractors, not only for aerodynamic coefficient predictions, but for several other problems of interest to the industry.

We have also begun a preliminary investigation of applying this powerful modeling engine to the analysis of MRI (magnetic resonance imaging) data in cooperation with the MRI facility at Auburn University. This state-of-the-art facility has two MRIs – one a 3-Tesla machine and one a very powerful 7-Tesla machine, both built in the last few years. We are examining data from a series of subjects in four groups: healthy, PDD (Pervasive Developmental Disorder), ADHD (Attention Deficit Hyperactivity Disorder), and Asperger’s Syndrome, to determine whether we can discriminate between the groups from the MRI imaging data. The amount of data is massive (“big data”), requiring us to modify our code to handle much larger data arrays than our previous applications have required. Our current goal is to show the potential of our modeling technology to provide useful classification of a patient into one of the four groups based only on MRI imaging, so that we could go to various agencies (such as the National Institutes of Health) to obtain funding to develop a commercial product. Preliminary results exceed published classification accuracies from other groups by a substantial margin. We will be presenting a scientific poster at the Fourth Biennial Conference on Resting State/Brain Connectivity hosted by the Massachusetts Institute of Technology (MIT) in Cambridge, MA on September 10-13, 2014. We believe our artificial neural network ensemble modeling engine has wide-ranging applications and we intend to pursue funding to develop customized tools based on the engine for a number of potential applications.

During this reporting period, we released version 7.0 of ADMET Predictor. This new version incorporates a powerful new model for predicting ionization constants (pKa’s), developed in a collaboration with Bayer AG that enabled us to more than double the size of our data set from about 16,000 pKa values to more than 35,000, and to expand the chemical space it covers to include a larger number of molecules more like those of interest to the pharmaceutical industry today. We believe the resulting improvement in pKa prediction puts our already best-in-class model well in front of any competitor. Predicting ionization is critical to predicting most other properties, so all of our models (approximately 144) were retrained based on this new capability for version 7.0. We are currently finalizing version 7.1, which incorporates several new capabilities that we expect to release during our 4th fiscal quarter.

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

During this reporting period, we released version 3.0 of MedChem Designer, which added the ability to capture the image of a molecular structure from a variety of publication files with a new snapshot tool, and then have the program automatically convert the graphic image into any of several computer-based chemical structure files. Converting from lines and letters on the screen to an exact chemical representation of the molecule (Optical Structure Recognition, or OSR) is a complex task. Although a few OSR programs are in existence, we are not aware of any that can accurately convert as many varieties of images to chemical representation as the OSR tool within MedChem Designer. Such a capability allows chemists to quickly capture molecular structures from the scientific literature to use for various purposes, including in our simulation and modeling software.

MedChem Studio™

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

MedChem Studio version 4.0 was released during the current reporting period.

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

During previous reporting periods, we announced that we had completed the design of a number of new molecules for a different target – the cyclo-oxygenase-2 (COX-2) enzyme that is the target for Celebrex®. Celebrex is the only COX-2 inhibitor remaining on the market, after the withdrawal of other approved drugs (such as Vioxx®) due to cardiac toxicity. It appears from the scientific research that was conducted after the withdrawal of other COX-2 inhibitors from the market that it is important to inhibit both COX-2 and COX-1 at a certain ratio in order to provide the benefits of COX-2 inhibition without the cardiotoxicity risk that has been associated with inhibiting COX-2 alone. We designed our new molecules based on activity models for both COX-2 and COX-1 built from public data, with the goal of providing an acceptable ratio of COX-2 to COX-1 inhibition. This is more challenging than designing for a single target, as we did for the earlier malaria NCE project. Results reported during this reporting period showed that we were once again very successful, with all four molecules that were synthesized inhibiting both the COX-2 and COX-1 enzymes, and one of them providing the desired characteristic of higher affinity for COX-2 than COX-1. We believe this is a remarkable and unique achievement among software companies, and clearly demonstrates that our ADMET Design Suite can save considerable time and money in developing new lead compounds for particular targets.

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

GastroPlus

Our flagship product and largest source of revenues is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently in widespread use at pharmaceutical companies, the FDA, the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. Because of the widespread use of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (“OrBiTo”). OrBiTo is an international collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of Europe, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of all other members. We believe participation in this initiative enables us to benefit from and to contribute to advancing the prediction of human oral absorption from preclinical data, and ensures that we are in front of the audience of member pharmaceutical companies and regulatory agencies.

Version 8.5 of GastroPlus was released during the previous reporting period, adding a number of important new capabilities requested by customers as well as improvements we have identified in-house, including:

A new model for precipitation based on classical nucleation theory

Infant physiologies, including for babies born as much as 16 weeks premature

A unique method for using transporter data from preclinical experiments to predict transporter effects in human and other animals

A number of additional expression levels of enzymes and transporters in human and animal physiologies

An interim release (8.6) is planned for the 4th fiscal quarter (June 1 – August 31) to enable certain customers to take advantage of a new physiological model for minipig, which has become a more frequently used animal species in preclinical development, and to add the ability to simulate populations within the Drug-drug interaction Module.

The next major release, version 9.0, is already well along in development. This version will add the ability to simulate dermal (through the skin) drug absorption from patches, creams, and ointments. This capability was developed through a funded collaboration with a top-5 pharmaceutical company, and is already in use at the customer’s sites at this time. A number of other improvements will be included in version 9.0 that will be announced with the release of the product.

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

Priorities for developing material for our May training workshops as well as numerous conferences and on-site customer trainings required us to delay development of MembranePlus. We now plan to release version 1.0 of MembranePlus in the fourth fiscal quarter.

Contract Research and Consulting Services

Our expertise in oral absorption and pharmacokinetics is evidenced by the fact that our staff members have been speakers or presenters at over 150 scientific meetings worldwide in the past four years. We frequently conduct contracted studies for large customers (including the largest five pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing, and we have expanded our Simulations Studies team to meet the increased workload. Long-term collaborations and shorter-term consulting contracts serve both to expand and showcase our technologies, and to build and strengthen customer relationships.

During the current reporting period, we continued to work on our 5-year Research Collaboration Agreement (RCA) with the Center for Food Safety and Applied Nutrition (CFSAN) of the FDA. FDA scientists and our scientists are using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. During the first part of this collaboration, we analyzed FDA databases and worked with FDA scientists to ensure that the FDA data to be used for building new predictive models is as accurate as we can reasonably make it. Both FDA scientists and our scientists are building a series of models to classify new compounds as toxic or nontoxic from FDA datasets. Included early on in this effort was a special modification to ADMET Predictor to allow the user to set a minimum value for specificity or sensitivity when building a model, and this is now a standard part of the program available to all users. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that determined all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one usually results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

Also during this reporting period, we began another five-year RCA, this time with the Office of Generic Drugs (OGD) within the FDA. This RCA is directed toward the FDA’s evaluation of mechanistic IVIVCs (in vitro-in vivo correlations), an approach to determine whether mechanistic absorption modeling (MAM) correlates laboratory (in vitro) dissolution experiments with the in vivo behavior of a dosage form better than traditional empirical methods. We have proposed this method for about 15 years and believe in it, so we are pleased to see the FDA giving it serious consideration with this RCA.

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

With our significant cash reserves, seeking suitable acquisitions is a priority. Because we had been unable to identify suitable acquisitions and our cash continued to accumulate, the board of directors declared a $0.05 per share per quarter cash dividend that began in February 2012 and was paid in May, August, and November 2012. The board declared an accelerated cash dividend consisting of the February, 2013 dividend of $0.05 per share per quarter plus $0.03 per share from each of the expected May, August, and November 2013 dividends of $0.05 per share per quarter for a total of $0.14 per share, which was distributed on December 28, 2012, in order to provide our shareholders with the income tax benefits from lower capital gains rates in 2012 over 2013. We declared a $.04 per share dividend in November 2013 and $.05 per share dividends in February and May 2014. We anticipate the dividend to continue to be $0.05 per share per quarter, however there can be no assurances that such dividends will be distributed, or if so, whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each quarterly dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended May 31, 2014 and 2013.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	05/31/14		05/31/13
Net sales	$3,741	100.0%	$3,095	100.0%
Cost of sales	228	6.1	452	14.6
Gross profit	3,513	93.9	2,643	85.4
Selling, general and administrative	1,204	32.2	904	29.2
Research and development	235	6.3	206	6.7
Total operating expenses	1,439	38.5	1,110	35.9
Income from operations	2,074	55.4	1,533	49.5
Other income	15	0.4	13	0.4
Income from operations before taxes	2,089	55.9	1,546	49.9
(Provision for) income taxes	(781)	(20.9)	(553)	(17.8)
Net income	$1,308	35.0%	$993	32.1%

Net Sales

Net sales Increased $646,000, or 20.9%, to $3,741,000 in the third quarter of Fiscal Year 2014 (“3QFY14”) from $3,095,000 in the third fiscal quarter of Fiscal Year 2013 (“3QFY13”), setting a new record for revenues for any quarter in our history. Software sales increased $692,000 during the quarter. This increase included approximately $300,000 of sales to a major customer that decided in 2QFY14 to move the timing of their global renewal order to our third quarter to synchronize purchases for their internal budget timelines. We expect this long-time customer will now continue to renew in the third quarter going forward. Analytical study revenues decreased by $66,000 during the quarter, mainly due to 3QFY13 collaboration revenues that were not replaced in 3QFY14. Within analytical study revenues, we distinguish between consulting services and collaborations; it was the completion of the funded collaboration to develop the dermal dosing capability within GastroPlus that results in reduced analytical study revenues. Training revenues increase by $20,000.

Cost of Sales

Cost of sales decreased by $224,000 or 49.5%, to $228,000 in 2QFY14 from $452,000 in 2QFY13. The majority of this decrease is due to the absence of royalty expense as a the result of the agreement with TSRL discussed in Note 4. As sales of GastroPlus increase, we anticipate this agreement will have a significant impact on earnings as we will no longer be paying royalties on that growth. Instead, starting May 15, 2014, the Company will incur amortization expense in the fixed amount of $150,000 per quarter. Amortization expense under this agreement for 3QFY14 was $25,000 because the agreement was only in effect for one-half of one month. We continue to pay royalties to Accelrys on a portion of the ADMET Predictor Metabolism Module. Total expense under the Accelrys agreement was $9,000 during the quarter.

Another significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs. Amortization cost increased approximately $27,000, or 16%, in 3QFY14 compared with 2QFY13. Workshop/Training costs increased by $24,000, as we did more workshop programs and more onsite training in 3QFY14 compared to 3QFY13.

Gross Profit

Gross profit increased $870,000, or 32.9%, to $3,513,000 in 3QFY14 from $2,642,000 in 2QFY13. We attribute this change to increased revenues, and the absence of royalties in this quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $300,000, or 33.3%, to $1,204,000 in 3QFY14 from $904,000 in 3QFY13.

The major changes in SG&A expenses for 2QFY14 vs 2QFY13 were:

•	Commission expense - increased by $75K, we incurred increased commissions to our Japanese and Chinese dealers as we recorded significantly increased sales in our Asian markets
•	Marketing labor costs - increased by $24K, substantive employee time was incurred in conjunction with updating of training material, conference, trade shows
•	Travel expenses - increased $21K as the company continued its’ strategy of an increased presence at a number of trade shows and conferences in 3QFY14, in addition, a higher percentage of travel was at international destinations
•	Consulting Fees - increased by $44K, we used consultants in 3QF14 for review of contracts and other strategic issues
•	Professional fees - increased by $118K, due to the timing of accounting fees and legal fees associated with negotiation of the TSRL agreement (See Note 4) and other corporate matters

Research and Development

We incurred approximately $552,000 of research and development costs during 3QFY14. Of this amount, $317,000 was capitalized and $235,000 was expensed. In 3QFY13, we incurred $458,000 of research and development costs, of which $252,000 was capitalized and $206,000 was expensed. The increase of $94,000, or 20%, in total research and development expenditures from 3QFY13 to 3QFY14 was due to an expansion of staff as well as increases in salaries and stock-based compensation for existing employees. In addition, the company incurred $14K of costs associated with its COX-2/COX-1 NCE initiative (see NCE discussion in Business section above).

Other income (expense)

Net other income in 3QFY14 decreased by $2,000 to $15,000 in 3QFY14 from $13,000 in 3QFY13.

Provision for Income Taxes

The provision for income taxes increased by $229,000, or 41.5%, to $782,000 in 3QFY14 from $553,000 in 3QFY13 due to increased income before taxes. The Company’s effective tax rate for 3QFY14 was 37.4.

Net Income

Net income increased by $315,000, or 31.6%, to $1,308,000 in 3QFY14 from $993,000 in 3QFY13. We attribute this increase to the sales increase in excess of increased research and development costs and operating expenses.

Comparison of Nine Months Ended May 31, 2014 and 2013.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Nine Months Ended
	05/31/14		05/31/13
Net sales	$9,463	100.0%	$8,503	100.0%
Cost of sales	1,168	12.4	1,338	15.7
Gross profit	8,295	87.6	7,165	84.3
Selling, general and administrative	3,380	35.7	2,690	31.6
Research and development	750	7.9	634	7.5
Total operating expenses	4,130	43.6	3,324	39.1
Income from operations	4,165	44.0	3,841	45.2
Other income	61	0.6	172	2.0
Income from operations before taxes	4,226	44.6	4,014	47.2
(Provision for) income taxes	(1,423)	(15.0)	(1,372)	(16.1)
Net income	$2,803	29.6%	$2,642	31.1%

Net Sales

Net sales increased $960,000 or 11.3%, to $9,463,000 in the first 9 months of fiscal 2014 (“9moFY14”) from $8,503,000 in the first 9 months of fiscal 2013 (“9moFY13)”. The increase in revenues is due to an approximately $1,204,000 increase in software sales. Analytical studies and workshop/training revenues decreased by $244,000, primarily due to approximately $213,000 of funded collaboration revenues in 9moFY13 that were not replaced in 9moFY14.

Cost of Sales

Cost of sales decreased by $170,000, or 12.7%, to $1,168,000 in 9moFY14 from $1,338,000 in 9moFY13. As a percentage of revenue, cost of sales decreased in 9moFY14 by 3.4% mainly due to decreased royalty costs associated with the TRSL agreement. A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs. Amortization cost increased approximately $27,000, or 15.9%, in 9moFY14 compared with 9moFY13.

Gross Profit

Gross profit increased $1,130,000, or 15.8%, to $8,295,000 in 9moFY14 from $7,165,000 in 9moFY13. We attribute this change to increased revenues and the current-year effect on royalties of the TSRL Agreement.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $690,000, or 25.6%, to $3,379,000 in 9moFY14 from $2,690,000 in 9moFY13.

The major changes in SG&A expenses for 9moFY14 vs 9moFY13 were:

•	Commission expense – increased by $139K, we incurred increased commissions to our Japanese and Chinese dealers as we recorded significantly increased sales in our Asian markets
•	Marketing labor costs – increased by $43K, as substantial employee time was incurred in conjunction with updating of training materials, trade shows, and visiting our Asian dealers and customers

•	Travel expenses - increased $72K as the company continued its increased presence at trade shows and conferences in 9moFY14. In addition, a higher percentage of travel was at international destinations
•	Bonus expense - increased by $45K, due to the changes in 2014 compensation plan for the company’s Chief Executive Officer (see Notes to Financial statements above)
•	Consulting fees – increased by $54K as we used consultants in 9moFY14 for the TSRL analysis and review of contracts and other strategic issues
•	Professional fees – increased by $148K, primarily due to increased legal costs associated with review of proxy issues, legal expense associated with the company’s amendment of its 2007 Stock Option Plan, negotiation of the TSRL agreement (See Note 4), and other corporate matters
•	Investor relations – increased by $28K due to a change in stock transfer agents which occurred in the 3QFY13
•	Salaries and wages – increased $90K due to annual salary review increases and some duplicated salaries associated with the transition of the company’s CFO. In addition the Life Science staff spent more time on G&A activities (marketing, sales, and support) in 9moFY14 compared to 9moFY13, resulting in more expense allocated to SG&A

Research and Development

We incurred approximately $1,803,000 of research and development costs during 9moFY14. Of this amount, $1,052,000 was capitalized and $751,000 was expensed. In 9moFY13 we incurred $1,468,000 of research and development costs, of which $834,000 was capitalized and $634,000 was expensed. The increase of $335,000, or 22.8%, in total research and development expenditures from 9moFY13 to 9moFY14 was due to expansion of staff and increases in salaries and stock-based compensation for existing employees. In addition, the company incurred $40K of costs associated with its NCE initiative (See NCE discussion in Business section above).

Other income (expense)

Net other income decreased by $111,000, or 65%, to $61,000 in 9moFY14 from $172,000 in 9moFY13. This is due to lower interest income and lower currency exchange gain in 9moFY14 compared with 9moFY13. In addition 9moFY14 did not include any sublease income, while $36K was included in 9moFY13.

Provision for Income Taxes

Provision for income taxes increased by $51,000 or 15%, to $1,423,000 in 9moFY14 from $1,372,000 in 9moFY13 due to increased income before taxes. The Company’s effective tax rate was 33.7%, which differs from statutory rates for the quarter mainly due to R&D tax credits recognized during the period.

Net Income

Net income increased by $161,000 or 29.6%, to $2,803,000 in 9moFY14 from $2,642,000 in 9moFY13. We attribute this increase to the sales increase in excess of increased decrease to increased research and development costs and operating expenses.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from our operations. We have achieved continuous positive cash flow from operations for the last fourteen fiscal years. We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical business while maintaining expenses within operating cash flows.

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
On or about June 26, 2014, the Company was served with a complaint in a civil action entitled Sherri Winslow v. Incredible Adventures, Inc., et al. (Los Angeles Superior Court Case No. BC545789) alleging wrongful death and seeking unspecified damages arising out of a May 18, 2012 plane crash in the State of Nevada (the “Complaint”). In the Complaint, Plaintiff alleges that the Company was the owner of the subject aircraft. The Company denies all material allegations against it, including that it owns or has ever owned any interest in the subject aircraft, and intends to vigorously defend itself.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company. (5)
3.2	Amended and Restated Bylaws of the Company. (5)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan (the “Option Plan”) and forms of agreements relating thereto (1)
10.2	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.3	The Company’s 2007 Stock Option Plan. (3)
10.4	Notice of Election to Extend Term of Lease by and between the Company and Crest Development LLC formerly Freeway Ventures LLC, dated July 29, 2010.(4)
10.5	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 22, 2011. (5) (†)
10.6	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 22, 2013. (6) (†)

10.7	The Company’s Amended 2007 Stock Option Plan. (7).
10.8	Termination and Non-Assertion Agreement with TSRL, Inc. (8)
31.1	Section 302 – Certification of the Principal Executive Officer. (9)
31.2	Section 302 – Certification of the Principal Financial Officer. (9)
32.1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer. (9)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

------------------------------------------------------------------------------------------------------------------------

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2011.
(6)	Incorporated by reference to the Company’s Form 8-K filed September 22, 2011.
(7)	Incorporated by reference to the Company’s Form 10-Q filed April 9, 2014.
(8)	Incorporated by reference to the Company’s Form 8-K filed May 19, 2014.
(9)	Filed herewith.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 8, 2014.

Simulations Plus, Inc.
Date: July 8, 2014

By: /s/ John R Kneisel
John R. Kneisel
Chief Financial Officer

