Form 10-K
period 2014-08-31
SIMULATIONS PLUS INC
filed 2014-11-28
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[ ] Large accelerated filer	[ ]Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 28, 2014, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date, was approximately $57,581,229. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of November 26, 2014, 16,841,114 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report.

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2014

Table of Contents

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

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise, except as required by law.

PART I

ITEM 1 – BUSINESS

As used in this report, each of the terms “we,” “us,” “our,” the “Company” and “Simulations Plus” refers to Simulations Plus, Inc. and Cognigen Corporation, unless otherwise stated or the context otherwise requires.

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of groundbreaking drug discovery and development software for mechanistic modeling and simulation. Our software is licensed to major pharmaceutical, biotechnology, agrochemical, and food industry companies and to regulatory agencies worldwide for use in the conduct of industry-based research. We also provide consulting services to these industries. Recently, we have been exploring the application of some of our machine-learning technologies for problems in aerospace and healthcare outside of our traditional markets. Simulations Plus is headquartered in Southern California and its common stock trades on the NASDAQ Capital Market under the symbol “SLP.”

After the end of our 2014 fiscal year, in September 2014, Simulations Plus acquired Cognigen Corporation (Cognigen) as a wholly owned subsidiary. The acquisition is expected to add approximately $5 million to our revenues for the fiscal year ended August 31, 2015.

Cognigen, incorporated in 1992, is a leading provider of population modeling and simulation contract research services for the pharmaceutical and biotechnology industries. Cognigen’s clinical pharmacology-based consulting services include pharmacokinetic and pharmacodynamic modeling, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. Cognigen develops software for harnessing cloud-based computing in support of modeling and simulation activities and provides consulting services to improve interdisciplinary collaborations and R&D productivity.

We are a global leader focused on improving the ways scientists use knowledge and data to predict the properties and outcomes of pharmaceutical and biotechnology agents, and one of only two global companies who provide a wide range of preclinical and clinical consulting services and software. Our innovations in integrating new and existing science in medicinal chemistry, computational chemistry, pharmaceutical science, biology, and physiology into our software have made us the leading software provider for physiologically based pharmacokinetics (PBPK) modeling and simulation.

We generate revenue by delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies use our software programs and scientific knowledge to guide discovery and preclinical development programs. They also use it to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial design, and simulate outcomes in special populations, such as the elderly and pediatric patients.

PRODUCTS

General

Simulations Plus develops and produces software for use in pharmaceutical research and in the education of pharmacy and medical students, as well as provides contract consulting services to the pharmaceutical and chemical industries. Our wholly owned subsidiary, Cognigen, conducts high-quality analysis and regulatory report generation for data gathered during clinical trials of new and existing pharmaceutical products. Cognigen also has developed a proprietary software product called KIWI™ which is used internally and by some of its customers to access data and analysis results on Cognigen’s internal computer cloud. Each business division is discussed separately below, followed by a discussion of the expected synergies from the combination of Simulations Plus and Cognigen.

Simulations Plus

We currently offer six software products for pharmaceutical research: three simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus™, DDDPlus™, and MembranePlus™; and three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor™, MedChem Designer™, and MedChem Studio™. We call the combination of ADMET Predictor, MedChem Designer and MedChem Studio our ADMET Design Suite™. After years in development, MembranePlus was released in October 2014 after the close of the current reporting period.

GastroPlus

Our flagship product and largest source of revenues is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently the most widely used software of its type in pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. Because of the widespread use of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (OrBiTo). OrBiTo is an international collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of Europe, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of all other members. We believe participation in this initiative enables us to benefit from and to contribute to advancing the prediction of human oral absorption from preclinical data, and ensures that we are in front of the audience of member pharmaceutical companies and regulatory agencies.

After the end of our 2014 fiscal year, in September 2014, we entered into a research collaboration agreement (RCA) with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosing Routes Module of GastroPlus to provide a tool for generic companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. Under this RCA, we receive $200,000 per year. This RCA may be renewed for up to a total of three years based on the progress achieved during the project.

Because we did not want our customers to have to wait for the next major release, an interim release of GastroPlus, version 8.6, was released in August 2014, adding two important requested capabilities: (1) the addition of minipig physiology – a species becoming common in preclinical research; and (2) the expansion of the Drug-Drug Interaction (DDI) Module to include population simulations.

The next major release, version 9.0, is already in development. This version will add the ability to simulate dermal (through the skin) drug absorption from creams and ointments. This capability was developed through a funded collaboration with a top-5 pharmaceutical company, and is currently in use at the customer’s sites. A number of other improvements will be included in version 9.0 that will be announced with the release of the product, and which we believe will expand the market for GastroPlus in pharmaceutical research and development. We currently expect release of version 9.0 in December 2014 or early in 2015.

DDDPlus

DDDPlus simulates in vitro laboratory experiments used to measure the rate of dissolution of the drug and, if desired, the additives (excipients) in a particular dosage form (e.g., tablet or capsule) under a variety of experimental conditions. This software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the dissolution rate for various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, and (3) design in vitro dissolution experiments to better mimic in vivo conditions.

MembranePlus™

MembranePlus is a new product that has been under development for a number of years, but was put on hold for several years due to other priorities. The development effort was revived in the past year and the program was released in October 2014 after the close of the current reporting period. Similar to DDDPlus, MembranePlus simulates laboratory experiments, but in this case, the experiments are for measuring permeability of drug-like molecules through various membranes, including several different cell cultures (Caco-2, MDCK) as well as artificially formulated membranes (PAMPA). The value of such a simulation derives from the fact that when the permeabilities of the same molecules are measured in different laboratories, results are often significantly different. These differences are caused by a complex interplay of factors in how the experiment was set up and run. MembranePlus simulates these experiments with their specific experimental details, and this enables the scientist to better interpret how results from specific experimental protocols can be used to predict permeability in human and animals, which is the ultimate goal. We believe MembranePlus is unique and customers have expressed interest in the new capability.

ADMET Predictor™

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a chemistry-based computer program that takes molecular structures as inputs and predicts approximately 145 different properties for them at an average rate of over 100,000 compounds per hour. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, or to generate estimates of unknown properties for molecules that have been synthesized but for which only a limited number of experimental properties have been measured. Thus, a chemist can assess the likely success of a large number of existing molecules in a company’s chemical library, as well as molecules that have never been made, by providing their molecular structures, either by drawing them using a tool such as our MedChem Designer software, or by automatically generating large numbers of molecules using various computer algorithms, including those embedded in our MedChem Studio software.

ADMET Predictor has been top-ranked for predictive accuracy in peer-reviewed, independent comparison studies, while generating its results at a high throughput rate. Although the state-of-the-art of this type of software does not enable identifying the best molecule in a series, it does allow early screening of molecules that are highly likely to fail as potential drug candidates (i.e., the worst molecules, which is usually the majority of a chemical library) before synthesizing and testing them. Thus, millions of compounds can be created and screened in a day, compared to potentially months or years of work to actually synthesize and test a much smaller number of actual compounds.

During fiscal year 2014, we released version 7.1 of ADMET Predictor. This new version incorporates a powerful new model for predicting ionization constants (pKa’s), developed in a collaboration with Bayer AG that enabled us to more than double the size of our data set from about 16,000 pKa values to more than 35,000, and to expand the chemical space it covers to include a larger number of molecules more like those of interest to the pharmaceutical industry today. We believe the resulting improvement in pKa prediction will further differentiate our best-in-class model from any competitor. Predicting ionization is critical to predicting most other properties, so all of our models (approximately 144) were retrained based on this new capability for version 7.1.

The ADMET Modeler™ subprogram that is integrated into ADMET Predictor enables scientists to use their own experimental data to quickly create proprietary high-quality predictive models using the same powerful modeling methods we use to build our top-ranked property predictions. Pharmaceutical companies expend substantial time and money conducting a wide variety of experiments on new molecules each year, resulting in large databases of experimental data. Using this proprietary data to build predictive models can provide a second return on their investment; however, model building has traditionally been a difficult and tedious activity performed by specialists. The automation in ADMET Modeler makes it easy for a scientist to create very powerful models with a minimum of training.

We are currently examining two different applications of this modeling engine: (1) building predictive models for missile aerodynamic force and moment coefficients as a function of missile geometry, Mach number, and angle of attack, and (2) classifying patients as healthy or experiencing some disease state or genetic disorder evidenced by magnetic resonance imaging (MRI) of the brain. Other potential applications for this modeling engine have also been identified; however, our focus to date has been in these two areas.

The aerodynamic coefficient prediction problem was identified by the aerospace engineering department at Auburn University. Working with them, we have done some preliminary testing of the ADMET Modeler modeling engine for this type of problem. Results have been encouraging, and we believe there are government agencies and industrial aerospace companies that will find such a capability to be useful. To this end, we are developing a prototype AEROModeler™ program to test this concept and to use as a demonstrator for proposal efforts directed to potential funding agencies. A joint Simulations Plus/Auburn University scientific poster was accepted for presentation at the National Space and Missile Material Symposium/Commercial and Government Responsive Access to Space Technology Exchange (NSMMS/CRASTE) Conference in Huntsville, Alabama, in June 2014, and received attention and positive feedback from both government agencies and aerospace contractors, not only for aerodynamic coefficient predictions, but also for application to several other potential problems of interest to the industry.

The analysis of magnetic resonance imaging (MRI) data to classify patients as healthy or (in our first proof-of-concept case) likely to experience a form of autism has been developed in cooperation with the MRI facility at Auburn University. This state-of-the-art facility has two MRIs –a 3-Tesla machine and a 7-Tesla machine. The amount of data from MRI imaging is massive, requiring us to modify our code to handle much larger data arrays than our previous applications have required. Our current goal is to demonstrate the potential of our modeling technology to provide useful classification of a patient into one of the four groups based only on MRI data, so that we can approach various agencies (such as the NIH) to obtain funding to develop a commercial product. We presented a scientific poster at the Fourth Biennial Conference on Resting State/Brain Connectivity hosted by the Massachusetts Institute of Technology in September 2014 that received interest from a number of researchers working in this area. We believe our artificial neural network ensemble modeling engine has various applications and we intend to pursue funding to develop customized tools based on the engine for a number of potential applications.

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule drawing program, or “sketcher”, but now has capabilities exceeding those of other molecule drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free to our customers because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license the chemist would see the entire 145 predictions that are available.

When used with a license for ADMET Predictor, MedChem Designer becomes a de novo molecule design tool. With it, a researcher can draw one or more molecular structures, then click on the ADMET Predictor icon and have over 140 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index. Researchers can also click on an icon to generate the likely metabolites of a molecule and then predict all of the properties of those metabolites from ADMET Predictor, including their ADMET Risk scores. This is important because a metabolite of a molecule can be therapeutically beneficial (or harmful) even though the parent molecule is not.

Our proprietary ADMET Risk score provides a single number that tells the chemist how many default threshold values for various predicted properties were crossed (or violated) by each structure. The rules can be modified and new rules added by the user to include any desired rule set based on any combination of calculated descriptors, predicted properties, and user inputs. Thus, in a single number, the chemist can instantly compare the effects of different structural changes in many dimensions. The ideal score is zero; however, a low score greater than zero might be acceptable, depending on what property(s) caused the points to be assigned. If the number is too high (greater than 5-6), the molecule is not likely to be successful as a drug. As chemists attempt to modify structures to improve one property, they often cause others to become unacceptable. Without ADMET Risk, the chemist would have to individually examine many key properties for each new molecule (and its metabolites) to determine whether any of them became unacceptable as a result of changing the structure.

During fiscal year 2014, we released version 3.0 of MedChem Designer, which added the ability to capture the image of a molecular structure from a variety of publication files with a new snapshot tool, and then have the program automatically convert the graphic image into any of several computer-based chemical structure files. Converting from lines and letters on the screen to an exact chemical representation of the molecule (Optical Structure Recognition, or OSR) is a complex task. Although a few OSR programs are in existence, we are not aware of any that can accurately convert as many varieties of images to chemical representation as the OSR tool within MedChem Designer. Such a capability allows chemists to quickly capture molecular structures from the scientific literature to use for various purposes, including for use in our simulation and modeling software programs.

MedChem Studio™

MedChem Studio is a tool that is used both for data mining and for de novo design of new molecules. In its data-mining role, MedChem Studio facilitates searching of large chemical libraries to find molecules that contain identified substructures, and it enables rapid generation of clusters (classes) of molecules that share common substructures from high throughput screening (HTS) data. MedChem Studio version 4.0 was released during fiscal year 2014.

While MedChem Designer can be used to refine a small number of molecules, MedChem Studio can be used to create and screen (with ADMET Predictor) a very large number of molecules down to a few promising lead candidates. MedChem Studio has features that enable it to generate new molecular structures using a variety of de novo design methods. When MedChem Studio is used with ADMET Predictor and MedChem Designer (which we refer to as our ADMET Design Suite), we believe the programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high-throughput screening experiments to find the most promising classes (groups of molecules with a large part of their structures the same) and molecules that are active against a particular target. In addition, MedChem Studio can take an interesting (but not acceptable) molecule and, using a variety of design algorithms, quickly generate many thousands to millions of high quality analogs (similar new molecules). These molecules can then be screened using ADMET Predictor to find molecules that are both active against the target as well as acceptable in a variety of ADMET properties.

NCE Projects

During late 2012, we initiated a new molecule (NCE, or New Chemical Entity) design project in which we used our own products to design novel molecules and have them synthesized and tested. Our goal was to demonstrate the ability of our ADMET Design Suite to generate new lead molecules in a fraction of the time and cost normally required in the pharmaceutical industry. We have conducted two NCE design projects. In the first, we designed molecules to test against the malaria parasite and in the other we designed molecules to test against the cyclo-oxygenase-2 (COX-2) enzyme that is the target for Celebrex®. Both projects were successful in that when the molecules that we designed were tested against the malaria parasite and the COX-2 enzyme, the molecules successfully inhibited the malaria parasite and the COX-2 enzyme. We believe these projects demonstrate that our ADMET Design Suite can save considerable time and money in developing new lead compounds for particular targets. We have generated revenue from new software sales that resulted from presenting our results of the malaria parasite project.

Contract Research and Consulting Services

Our employees have expertise in oral absorption and pharmacokinetics. They have been speakers or presenters at over 150 scientific meetings worldwide in the past four years. We frequently conduct contracted studies for large customers (including the largest five pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing, and we have expanded our Simulations Studies team to meet the increased workload. Our acquisition of Cognigen is expected to result in increased demand for the consulting services of both companies.

We currently are working with the FDA on three different RCAs: the one for the ocular model in GastroPlus described above under “--GastroPlus,” and two more described below.

During fiscal year 2014, we continued to perform under our RCA with the FDA’s Center for Food Safety and Applied Nutrition (CFSAN). This RCA has a five-year term that commenced in [Month Year]. FDA scientists and our scientists are using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. Both FDA scientists and our scientists are building a series of models to classify new compounds as toxic or nontoxic from FDA datasets. Included early on in this effort was a special modification to ADMET Predictor requested by FDA scientists to allow the user to set a minimum value for specificity or sensitivity when building a model, and this is now a standard part of the program available to all users. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that determined all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one usually results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

During fiscal year 2014 we entered into an RCA with the FDA’s Office of Generic Drugs (OGD). The objective of this RCA, which also has a five-year term, is directed toward the FDA’s evaluation of mechanistic IVIVCs (in vitro-in vivo correlations), an approach to determine whether mechanistic absorption modeling (MAM) correlates laboratory (in vitro) dissolution experiments with the in vivo behavior of dosage forms better than traditional empirical methods.

Cognigen

We acquired Cognigen after the end of our 2014 fiscal year, on September 2, 2014. Cognigen has a reputation for high-quality analysis and regulatory reporting of data collected during clinical trials of new and existing pharmaceutical products, typically working on 30-40 drug projects per year. The analysis of clinical trial data that Cognigen performs is different from the type of consulting services offered by Simulations Plus, the former relies more on statistical models, whereas the latter relies more on mechanistic models. Statistical models rely on equations that are shown to fit the data, but without a detailed mechanistic understanding of why they do so. Mechanistic models involve detailed science-based mathematical representations of phenomena involved in drug absorption, distribution throughout the body, metabolism, and other effects.

At recent meetings held by the FDA and other regulatory agencies, such agencies emphasized an interest in bringing physiologically based pharmacokinetics (PBPK – a core strength of Simulations Plus) into clinical pharmacology (a core strength of Cognigen). We believe the combined strengths of Cognigen and Simulation Plus will uniquely position us at the forefront of model-based drug development going forward.

PRODUCT DEVELOPMENT

Development of our software is focused on expanding product lines, designing enhancements to our core technology and integrating existing and new products into our principal software architecture and platform technology. We intend to continue to offer regular updates to our products and to continue to look for opportunities to expand our existing suite of products and services.

To date, we have developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. These arrangements sometimes require that we pay royalties to third parties. We intend to continue to license or otherwise acquire technology or products from third parties when it makes business sense to do so. We currently have one license agreement, with Accelrys, Inc., pursuant to which a small royalty is paid to Accelrys from revenues on each license for the Metabolite module in ADMET Predictor. This license agreement continues in perpetuity and either party has the right to terminate it.

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (fka Therapeutic Systems Research Laboratories), pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and non-assertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement, As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000 as follows: (a) $3,500,000 by May 20, 2014, which amount was comprised of $2,500,000 in cash and $1,000,000 worth of our common stock (which was 164,745 shares based upon the April 25, 2014 closing price per share of $6.07 per share), (b) $750,000 payable on or before April 25, 2015, (c) $750,000 payable on or before April 25, 2016, and (d) $1,000,000 payable on or before April 25, 2017. Our payment obligations described above are non-interest bearing and will be amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. For most quarters, we expect that this will result in a savings over the royalty payments that would have been paid to TSRL if paid consistent with past practices.

MARKETING AND DISTRIBUTION

We distribute our products and offer our services in North America, South America, Europe, Japan, Australia, New Zealand, India, Singapore, and the People’s Republic of China.

We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our website, and using various communication channels to our database of prospects and customers. At various scientific meetings around the world each year there are numerous presentations and posters presented in which the research that was reported on was performed using our software. Many of these presentations were from industry and FDA scientists; some were from our staff.

Our sales and marketing efforts are handled primarily internally with our scientific team and several senior management staff assisting our marketing and sales staff with trade shows, seminars, and customer training both via the Internet and on-site. We believe that this is more effective than a completely separate sales team for several reasons: (1) customers appreciate talking directly with software developers and scientists who can answer a wide range of technical questions about methods and features in depth; (2) our scientists and engineers benefit from direct customer contact by gaining an appreciation for the environment and problems of the customer; and (3) we believe the relationships we build through scientist-to-scientist contact are stronger than relationships built through salesperson-to-scientist contacts. We also have one independent distributor in Japan and two independent representatives in China who also sell and market our products.

We provide support to the GastroPlus User Group in Japan, which was organized by Japanese researchers in 2009. As of early 2013, a group of scientists in Europe and North America have organized another group following the example set in Japan. Nearly 500 members have joined this group to date. We support this group through coordination of online meetings each month and managing the web site for exchange of information among members.

PRODUCTION

Our pharmaceutical software products are designed and developed by our development team in California, with locations in Lancaster, Petaluma, San Jose, and San Diego. In addition, we have one team member working out of North Carolina and our Chief Executive Officer works primarily from Auburn, Alabama.

The principal materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house and through outside contractors. In-house graphic art and engineering talent enables us to accomplish this production in a cost-efficient manner.

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research and marketing resources that are larger than ours. Our management believes there is currently no significant competitive threat to GastroPlus, DDDPlus, or MembranePlus; however, in spite of a barrier to entry, one could be developed over time. MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing. Smaller companies generally need to outsource a greater percentage of this research. Thus, we compete not only with other software suppliers, but also with the in-house development teams at some of the larger pharmaceutical companies.

Although competitive products exist, both new licenses and license renewals for GastroPlus have continued to grow in spite of this competition. We believe that we enjoy a significant market share in this segment. We believe that the success of our two NCE projects in which we designed, synthesized, and tested new molecules to treat malaria as well as COX-2/COX-1 will further promote the abilities of our ADMET Design Suite for rapid and cost-effective design of lead compounds.

We believe the key factors in our ability to successfully compete in this field are our ability to: (1) continue to invest in research and development, and develop and support industry-leading simulation and modeling software and related products and services to effectively predict activities and ADMET-related behaviors of new drug-like compounds, (2) design new molecules with acceptable activity and ADMET properties, (3) develop and maintain a proprietary database of results of physical experiments that serve as a basis for simulated studies and empirical models, (4) attract and retain a highly skilled scientific and engineering team, and (5) develop and maintain relationships with research and development departments of pharmaceutical companies, universities and government agencies.

We actively seek acquisitions to expand the pharmaceutical software and services business. In July 2014 we signed a merger agreement with Cognigen. The merger closed on September 2, 2014, subsequent to the end of fiscal year 2014. We plan to continue our efforts to find strategic targets and alliances that will enhance our position in the industry.

TRAINING AND TECHNICAL SUPPORT

Customer training and technical support are important factors in customer satisfaction for our pharmaceutical products, and we believe we are an industry leader in providing customer training and technical support in our business areas. We provide in-house seminars at customers’ and potential customers’ sites, as well at selected universities to train students who will soon be industry scientists. These seminars often serve as initial training in the event the potential customer decides to license or evaluate our software. Technical support is provided after the sale of any software in the form of on-site training (at the customer’s expense), web meetings and telephone, fax, and e-mail assistance to the customer’s users during the customer’s license period.

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

RESEARCH AND DEVELOPMENT

Research and development (R&D) activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to Be Sold Leased, or Marketed”. R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, laboratory testing, and R&D consulting, were approximately $2,322,000 during fiscal year 2014, of which $1,369,000 was capitalized. R&D expenditures during fiscal year 2013 were approximately $1,931,000, of which $1,129,000 was capitalized.

Our pharmaceutical business R&D activities during fiscal year 2014 were focused on improving our ADMET Predictor/ADMET Modeler, MedChem Studio, MedChem Designer and GastroPlus products, as well as the development of our new MembranePlus software product described above.

EMPLOYEES

As of August 31, 2014, Simulations Plus employed 30 full-time employees, including 22 in research and development, 4 in marketing and sales, 4 in administration and accounting. An additional Ph.D. level employee joined Simulations Plus in September 2014. Currently 16 employees hold Ph.Ds. in their respective science or engineering disciplines. Additionally, 6 employees hold one or more Master’s degrees. Most of the senior management team and the members of our Board of Directors hold graduate degrees.

The Cognigen acquisition added 35 full-time employees, bringing our total workforce to 66.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We lease approximately 13,500 square feet of space in Lancaster, California. The original lease had a five-year term with two, three-year options to extend. Following the expiration of initial five-year term in February 2011, we exercised the first of the three-year options which extended the lease to February 2, 2014. In June 2013, the lease was amended extending the term to February 2, 2017. As amended, the lease provides for an annual base rent increase of 3% per year and two, two-year options to extend the term. The current base rent amount is $24,272 per month; however, we had three months’ free base rent during the months of June, July and August of 2013. We record these three months as a discount divided equally through the initial term of the amended lease from June 2013 through January 2017.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

ITEM 3 – LEGAL PROCEEDINGS

Except as described below, we are not a party to any legal proceedings and are not aware of pending legal proceedings of any kind.

In June 2014, the Company was served with a complaint in a civil action entitled Sherri Winslow v. Incredible Adventures, Inc., et al. (Los Angeles Superior Court Case No. BC545789) alleging wrongful death and seeking unspecified damages arising out of a May 18, 2012 plane crash in the State of Nevada.  The Company’s Chief Executive Officer owns the subject aircraft and is also a named defendant. The complaint alleged that the Company was the owner of the subject aircraft.   The Company denies all material allegations against it, including that it owns or has ever owned any interest in the subject aircraft. On November 25, 2014, the plaintiff and the Company signed a stipulation of dismissal pursuant to which the plaintiff agreed to dismiss the Company without prejudice.  If the plaintiff does not discover evidence during a nine month period to and including August 31, 2015 that justifies bringing the Company back into the litigation, the Company will prepare a dismissal with prejudice to be signed on behalf of the plaintiff.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “SLP.”

Price Range of Common Stock

The following table shows low and high sales price for the Company’s common stock for the last eight fiscal quarters.

	Low Sales Price	High Sales Price
FY14:
Quarter ended August 31, 2014	5.43	7.00
Quarter ended May 31, 2014	5.61	6.76
Quarter ended February 29, 2014	4.86	6.08
Quarter ended November 30, 2013	4.70	5.41
FY13:
Quarter ended August 31, 2013	4.01	4.83
Quarter ended May 31, 2013	3.92	4.39
Quarter ended February 29, 2013	4.01	4.59
Quarter ended November 30, 2012	4.38	4.80

Holders

As of November 26, 2014, there were 47 shareholders of record.

Dividends

We paid a total of $3.1 million and $4.0 million in cash dividends during fiscal years 2014 and 2013, respectively, as set forth in the table below. We expect to pay quarterly dividends of $0.05 per share of common stock each quarter, subject to declaration by our Board of Directors. However, there can be no assurances that our Board of Directors will continue the dividend distributions for any specified number of quarters.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share		Total Amount
2013	11/8/2012	11/13/2012	15,927,806	$0.05		$796,390
	12/24/2012	12/28/2012	16,021,309	$0.14	*	$2,242,983
	5/7/2013	5/10/2013	16,030,433	$0.03	**	$480,913
	8/12/2013	8/15/2013	16,030,894	$0.03	**	$480,926
2014	11/08/2013	11/15/2013	16,073,894	$0.04	**	$642,956
	2/17/2014	2/24/2014	16,149,460	$0.05		$807,473
	5/09/2014	5/16/2014	16,165,171	$0.05		$808,259
	8/04/2014	8/11/2014	16,337,955	$0.05		$816,897

* As a tax benefit to shareholders considering the increase in federal income tax for capital gains in 2013, the Board of Directors declared an accelerated cash dividend of $0.14 per share on December 14, 2012, consisting of all of the planned February 2013 dividend of $0.05 per share, plus $0.03 per share of the planned $0.05 dividend per quarter per share for the remaining three fiscal quarters ending in calendar year 2013.

** The Board of Directors decided to increase the May, August, and November 2013 dividend distributions from the planned $0.02 per share ($0.03 of the $0.05 per share quarterly dividend having been distributed in December 2012) to $0.03 per share in May and August 2013 and to $0.04 in November 2013.

Repurchases

There is currently no share repurchase program pending, and the Company made no repurchases of its securities within the fourth quarter of the fiscal year 2014.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes included in this Annual Report on Form 10-K.

Management Overview

Fiscal year 2014 highlights:

•	In July 2014 we signed a merger agreement with Cognigen Corporation and completed the merger on September 2, 2014. As a result of this merger the Company now provides clinical trial consulting services to the pharmaceutical industry.
•	In May 2014 we terminated an exclusive software licensing agreement we entered into with Therapeutic Systems Research Laboratories (TSRL) in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under the 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000 payable in installments through April 2017. For most quarters, we expect that this will result in a savings over the royalty payments that would have been paid to TSRL if paid consistent with past practices.
•	We released updated versions of all major software products.
•	We advanced the development of our new MembranePlus™ software program for simulation of in vitro permeability experiment, which has now been released.
•	We successfully completed the third year of our five-year renewable collaboration with the Center for Food Safety and Nutrition of the FDA to develop predictive toxicity models for food additives and contaminants.
•	We completed a new drug design project targeting COX-2 and COX-1 enzymes. In this project, we synthesized four new molecules, and all four molecules inhibited both the COX-2 and COX-1 enzymes, and one of them provided the desired characteristic of higher affinity for COX-2 than COX-1. We believe this is a significant achievement for a software company, and that it demonstrates that our ADMET Design Suite can save considerable time and money in developing new lead compounds for particular targets.
•	We expanded our technical staff by over 10%, adding one new Ph.D. and one new Masters level scientist to the Life Sciences department and one new Masters level engineer to our Computational Technologies team.
•	We hosted five multi-day workshops in the United States, Europe, China, Japan, and Korea to educate users on the various features and applications of our software.
•	We attended 48 scientific conferences, presenting 30 posters and oral podium lectures.
•	We achieved 92% renewal rate for software licenses.
•	We signed 79 new clients (includes new organizations and departments at existing clients).
•	We finalized new orders for software licenses at several major regulatory agencies (including the U.S. EPA, China SFDA, and Japan PMDA).
•	We realized significant growth in license revenue from Asian territories (Japan, China, Korea, and India).
•	Our Board of Directors declared dividends totaling $0.19 per share ($0.04 dividend in the first quarter of fiscal year 2014 and $0.05 per share for the 2nd, 3rd and 4th quarters of fiscal year 2014).

Fiscal Year 2014 Financial Summary:

•	Gross revenues increased 13.8% to $11,461,000 from $10,071,000 in fiscal year 2013
•	Selling, general and administrative expenses increased 25.1% to $4,440,000 from $3,550,000 in fiscal year 2013
•	Research and development expenses increased 17.2% to $2,322,000 from $1,931,000 in fiscal year 2013
•	Income from continuing operations increased 9% to $4,439,000 from $2,886,000 in fiscal year 2013
•	Net income exceeded $3,000,000 for the first time

Strategy Going Forward:

•	Continue to advance our software offerings through both our in-house developments and our funded and unfunded collaborations with our industry and government customers
•	Continue to seek acquisition and partnership possibilities to broaden our offerings of products and services
•	Continue our marketing and sales campaign including attending and exhibiting at numerous scientific conferences and meetings, expanded use of social media, and expanded advertising
•	Increase our marketing and sales efforts with respect to our consulting services in both pharmacokinetics and in small molecule design
•	Continue to explore the application of our technologies to new markets in aerospace and healthcare

Fiscal year 2014 was another record year. We believe the continued growth of our pharmaceutical software and services business segment is the result of steadily increasing adoption of simulation and modeling software tools across the pharmaceutical industry, as well as the expertise we offer as consultants to assist companies involved in the research and development of new medicines. We have received a continuing series of study contracts with pharmaceutical companies ranging from several of the largest in the world to a number of medium-sized and smaller companies in the U.S. and Europe.

Our financial performance has enabled us to maintain significant cash deposits and to continue to invest in our marketing and sales activities in order to reach a wider customer base, as well as to distribute significant cash dividends to our shareholders, purchase the intellectual property rights related to GastroPlus™, and still have sufficient reserves to close an acquisition just after the fiscal year ended.

We were successful in identifying and completing the acquisition of Cognigen in September 2014; it is our intent to continue to search for acquisition opportunities that are compatible with our current businesses and that are accretive, i.e., adding to both revenues and earnings.

In the past, we have used some of our cash to repurchase shares of our common stock because we believe doing so provides greater value to our shareholders than receiving interest on our cash, while leaving us with sufficient cash to meet our operational needs for the foreseeable future and to pursue reasonable potential acquisitions. Although there are no stock repurchase programs pending, our Board of Directors may consider additional programs from time to time.

Results of Operations

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2014 (FY14) and August 31, 2013 (FY13).

	Fiscal years ended
	08/31/14		08/31/13
Net sales	$11,461	100%	$10,071	100%
Cost of sales	1,629	14.2	1,647	16.4
Gross profit	9,832	85.8	8,424	83.6
Selling, general and administrative	4,440	38.8	3,550	35.2
Research and development	953	8.3	802	8.0
Total operating expenses	4,393	47.1	4,352	43.2
Income from operations	4,439	38.7	4,072	40.4
Other income	74	0.7	184	1.8
Net income before taxes	4,513	39.4	4,256	42.3
(Provision) for income taxes	(1,488)	(13.0)	(1,370)	(13.6)
Net income	$3,025	26.4%	$2,886	28.7%

FY14 COMPARED WITH FY13

Net Sales

Net sales increased $1,390,000 or 13.8%, to $11,461,000 in FY14 from $10,071,000 in FY13. Revenues from sales of software increased approximately $1,642,000 or 17.8%. We attribute the increase in pharmaceutical software sales to increases in the number of licenses with new and existing customers, as well as licensing of new modules to existing customers, especially for our GastroPlus line of products because it has more optional modules than our other products. Revenues from studies decreased in FY14 by $244,000 as funded collaborations that generated approximately $213,000 of revenues recorded in FY13 were completed.

Cost of Sales

Cost of sales decreased by $18,000, or 1.1%, to $1,629,000 in FY14 from $1,647,000 in FY13. As a percentage of net sales, cost of sales decreased by 2.2%. This decrease was primarily due to decreased FY14 royalty payments as a result of the termination of the TRSL license agreement in May 2014 described below.

In 1997 we entered into an exclusive software licensing agreement with TSRL, pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and non-assertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement, as a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement. We agreed to pay TSRL total consideration of $6,000,000 as follows: (a) $3,500,000 by May 20, 2014, which amount was comprised of $2,500,000 in cash and $1,000,000 worth of our common stock (which was 164,745 shares based upon the April 25, 2014 closing price per share of $6.07 per share), (b) $750,000 payable on or before April 25, 2015, (c) $750,000 payable on or before April 25, 2016, and (d) $1,000,000 payable on or before April 25, 2017. Our payment obligations described above are non-interest bearing and will be amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. The amortization began May 15, 2014 resulting in a total amortization expense of $175,000 for FY14. For most quarters, we expect that this will result in a savings over the royalty payments that would have been paid to TSRL if paid consistent with past practices, and thereby increase earnings over time.

We continue to pay royalties to Accelrys, Inc. (the original agreement was with Symyx Technologies which merged with Accelrys, Inc.) Metabolite/Metabolism. Total royalties paid to Accelrys, Inc. in FY14 were $47,000.

A significant portion of cost of sales for pharmaceutical software products is the systematic amortization of capitalized software development costs. Amortization cost increased approximately $91,000, or 12.7%, in FY14 compared with FY13.

Service cost, such as labor costs for trainings/workshops, analytical studies, and technical support, increased approximately $39,000, in FY14 compared with FY13 due to a larger number of person-hours allocated to those services with our expanded customer base.

Gross Profit

Gross profit increased $1,408,000 or 16.7%, to $9,832,000 in FY14 from $8,424,000 in FY13. We attribute this increase to the increased sales of pharmaceutical software, which outweighed an increase in the cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased $890,000, or 25.1% to $4,440,000 in FY14, compared to $3,550,000 in FY13; and, as a percentage of sales, SG&A increased by 3.6% year-over-year from approximately 35. 2% in FY13 to 38.8% in FY14. The major changes in SG&A expense were:

•	Professional fees increased by $288,000, primarily due to increased legal expenses associated with review of proxy issues, plus one-time charges for legal expenses associated with the amendment of our 2007 Stock Option Plan, with the negotiation of the termination of the TSRL license agreement, and with the acquisition of Cognigen.
•	Consulting fees increased by $87,000 as we used consultants in FY14 in connection with the analysis of the termination of the TSRL license agreement, review of contracts and other strategic issues related to potential acquisitions, including the Cognigen acquisition.
•	Commission expense increased by $144,000, or 53%, to $419,000 in FY14 from $275,000 in FY13 We incurred higher commissions payable to our dealers in Japan and China due to increased sales.
•	Marketing labor costs increased by $43,000, as substantial employee time was incurred in conjunction with updating of training materials, trade shows, and visiting our Asian dealers and customers.
•	Travel expenses increased by $80,000 as we continued to increase our presence at trade shows and conferences in FY14. In addition, a higher percentage of travel was to international destinations.
•	Bonus expense increased by $60,000 due to the changes in 2014 compensation plan for our Chief Executive Officer (see Note 10 to our financial statements included in this report).
•	Salaries and wages increased $106,000, or 9.5% in FY14 due primarily to annual salary increases and duplicated salaries associated with the transition of our Chief Financial Officer. In addition the Life Science staff spent more time on general and administrative activities (marketing, sales, and support) in FY14 compared to FY13, resulting in more expense allocated to SG&A.

Research and Development

We incurred approximately $2,322,000 of research and development costs during FY14. Of this amount, $1,369,000 was capitalized and $953,000 was expensed. In FY13, we incurred $1,931,000 of research and development costs, of which $1,129,000 was capitalized and $802,000 was expensed. The increase of $391,000, or 20%, in total research and development expenditures from FY13 to FY14 was due to staff increases and salary increases for existing staff. In addition, we incurred $40,000 of costs related to our NCE COX2/COX1 project.

Income from operations

During FY14, we generated income from operations of $4,439,000 as compared to $4,072,000 for FY13, an increase of 9%. We attribute this increase to increases in gross profit that outweighed the increase in SG&A and research and development expenses.

Other Income

Net other income decreased by $110,000, or 59.9%, to $74,000 in FY14 from $184,000 in FY13. This is due to the lower interest income and lower currency exchange gain in FY13 compared with FY12, and a decrease in sublease income from Words+ as they closed their operations in March 2013.

Provision for Income Taxes

Provision for income taxes for FY14 increased by $118,000, or 19.9%, to $1,488,000 compared to $1,370,000 for FY13 due to higher taxable income. The effective tax rate was 33% for 2014 compared to 32.2% in FY13

Net Income

Net income for FY14 increased by $139,000, or 4.8%, to $3,026,000, compared to $2,886,000 for FY13. We attribute this increase to increases in gross profit that outweighed the increase in SG&A and research and development expenses, the decrease in other income, and increased tax expense.

SEASONALITY

Our sales exhibit some seasonal fluctuations, with the fourth fiscal quarter (June-August) generally having the lowest sales over the past three fiscal years because of summer vacations and reduced activities at our customers’ sites. This unaudited quarterly sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period; however, because our pharmaceutical software is licensed on an annual basis, renewals are usually within the same quarter year after year.

	Net Sales (in thousands of dollars)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014	2,641	3,081	3,741	1,998	11,461
2013	2,290	3,118	3,095	1,568	10,071
2012	2,248	2,789	2,772	1,640	9,449
2011	2,050	2,622	2,640	1,427	8,739
2010	1,735	2,227	2,325	1,334	7,621

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of capital has been cash flow from our operations. We have achieved continuous positive operating cash flow over the last ten fiscal years. We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us.

We are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. The trend over the last ten years has been increasing cash deposits from our operating cash flows, and we expect that trend to continue for the foreseeable future. In FY14 we used $2,500,000 of our cash reserves to pay the initial installment of the amounts we owe under termination and non-assertion agreement we entered into with TSRL in May 2014 that terminated the exclusive software licensing agreement we entered with TSRL in 1997. We also incurred $2,500,000 of debt in connection with termination and non-assertion agreement. We anticipate that that debt will be paid out of operations from the reduction in royalty payments that are no longer payable under the 1997 licensing agreement as a result of its termination. See “FY14 COMPARED WITH FY13—Cost of Sales,” above.

On July 23, 2014, we signed a merger agreement with Cognigen. The merger closed on September 2, 2014, subsequent to the end of FY14, and Cognigen became our wholly owned subsidiary. In connection with the closing we paid $2,080,000 in cash and issued 491,159 shares of common stock to the former Cognigen stockholders. The 491,159 shares were valued at $3,120,000 based on a $6.35 per share price, which was the volume-weighted average closing price of our common stock for the 30-consecutive trading day period ending two trading days before the closing date. Within three business days of July 23, 2016, subject to certain holdback provisions, we will pay an additional $720,000 in cash and issue an additional 170,014 shares of common stock to the former Cognigen stockholders, which additional shares are valued at $1,080,000 under the formula described above.

We will continue to seek opportunities for strategic acquisitions. If one or more such acquisitions is identified, a substantial portion of our cash reserves may be required to complete it; however, we intend to maintain sufficient cash reserves after any acquisition to provide reasonable assurance that outside financing will not be necessary to continue operations. If we identify an attractive acquisition that would require more cash to complete than we are willing or able to use from our cash reserves, we will consider financing options to complete the acquisition, including obtaining loans and issuing additional securities.

Our board of directors declared a $0.05 per share quarterly cash dividend beginning with the second quarter of our 2012 fiscal year. Quarterly dividend payments made in FY13 and FY14 are listed in the following table.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share		Total Amount
2013	11/8/2012	11/13/2012	15,927,806	$0.05		$796,390
	12/24/2012	12/28/2012	16,021,309	$0.14	*	$2,242,983
	5/7/2013	5/10/2013	16,030,433	$0.03	**	$480,913
	8/12/2013	8/15/2013	16,030,894	$0.03	**	$480,926
2014	11/08/2013	11/15/2013	16,073,894	$0.04	**	$642,956
	2/17/2014	2/24/2014	16,149,460	$0.05		$807,473
	5/09/2014	5/16/2014	16,165,171	$0.05		$808,259
	8/04/2014	8/11/2014	16,337,955	$0.05		$816,897

* As a tax benefit to shareholders considering the increase in federal income tax for capital gains in 2013, the Board of Directors declared an accelerated cash dividend of $0.14 per share on December 14, 2012, consisting of all of the planned February 2013 dividend of $0.05 per share, plus $0.03 per share of the planned $0.05 dividend per quarter per share for the remaining three fiscal quarters ending in calendar year 2013.

** The Board of Directors decided to increase the May, August, and November 2013 dividend distributions from the planned $0.02 per share ($0.03 of the $0.05 per share quarterly dividend having been distributed in December 2012) to $0.03 per share in May and August 2013 and to $0.04 in November 2013.

There can be no assurances that our Board of Directors will continue the dividend distributions for any specified number of quarters; however, there is no current plan to discontinue the quarterly dividend distributions. After the end of FY14, in November 2014, our Board of Directors declared a dividend distribution of $0.05 per share.

KNOWN TRENDS OR UNCERTAINTIES

Although we have not seen any significant reduction in revenues to date, we saw some consolidation in the pharmaceutical industry during the fairly recent economic downturn. This trend has not had a negative effect on our total sales to that industry; however, should consolidations and downsizing in the industry continue, those events could adversely impact our revenues and earnings going forward.

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

Our continued quest for acquisitions could result in a significant change to revenues and earnings if one or more such acquisitions are completed.

The potential for growth in new markets (e.g., aerospace and healthcare) is uncertain. We will continue to explore these opportunities until such time as we either generate sales or determine that resources would be more efficiently used elsewhere.

INFLATION

We have not been affected materially by inflation during the periods presented, and no material effect is expected in the near future.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Most license agreements have a term of one year; however, from time to time, we enter into multi-year license agreements. We generally unlock and invoice software one year at a time for multi-year licenses. Therefore, revenue is generally recognized one year at a time. On some smaller low-revenue agreements with academia, we have recognized revenues for multiple-year agreements in the first year.

We recognize the revenue from collaboration research and the revenue from grants equally over their terms. However, we recognize the contract study revenue using the percentage-of-completion method, depending upon how the contract studies are engaged, in accordance with FASB ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. To recognize revenue using the percentage-of-completion method, we must determine whether we meet the following criteria: 1) there is a long-term, legally enforceable contract, 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

We analyze the age of customer balances, historical bad-debt experience, customer creditworthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If we determine that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. We have not experienced any bad-debts in our pharmaceutical software and services business.

Capitalized Computer Software Development Costs

Software development costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to Be Sold Leased, or Marketed”. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale.

The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized computer software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase or licensing of existing software to be used in the Company’s software products.

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest programs, MedChem Designer and MembranePlus, and we do not foresee an end-of-life for any of them at this point. Amortization of software development costs amounted to $807,705 and $716,888 for the years ended August 31, 2014 and 2013, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Research and Development Costs

Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased software and databases that were developed by other companies and incorporated into, or used in the development of, our final products.

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

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $144,327 and $115,740 for the fiscal years ended August 31, 2014 and 2013, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements included elsewhere in this report beginning at page F-1, which are incorporated herein by reference.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such framework, including the completion and review of internal review assessment forms and the completion and review of financial reporting information systems and controls checklists in the framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2014.

No changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended August 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The remaining information required by Item 10 is incorporated by reference from the sections entitled “Board Matters and Corporate Governance,” “Election of Directors,” “Executive Compensation and Other Information,” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement on Schedule 14A to be distributed in connection with our 2015 Annual Shareholders’ Meeting (the “Proxy Statement”).

ITEM 11 – EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the sections entitled “Executive Compensation and Other Information” and “Board Matters and Corporate Governance” in the Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Information” in the Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the subsection entitled “Certain Relationships and Related Transactions; Transactions with Related Persons” and the section entitled “Board Matters and Corporate Governance” in the Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the section of the proposal entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1)     Financial Statements. The consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

(2)     Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or was included in the financial statements or notes included in this Annual Report on Form 10-K.

(3)     List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)     Exhibits. The following exhibits are filed or furnished with this report. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto. (13)^
3.1	Articles of Incorporation of the Company. (5)
3.2	Amended and Restated Bylaws of the Company. (5)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Amended and Restated Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto (1) (†)
10.2(a)	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.2(b)	Termination and Non-Assertion Agreement entered into on May 15, 2014 by and between the Company and TSRL, Inc. (11)
10.3(a)	The Company’s 2007 Stock Option Plan. (3) (†)
10.3(b)	The Company’s 2007 Stock Option Plan as amended as of December 6, 2013. (10) (†)
10.4(a)	Lease dated May 12, 2005 by and between Freeway Ventures, LLC and the Company. (6)
10.4(b)	Notice of Election to Extend Term of Lease by and between the Company and Crest Development LLC (formerly Freeway Ventures LLC) dated July 29, 2010.(4)
10.4(c)	One Amendment to Lease by and between the Company and Crest Development LLC entered into as May 23, 2013. (8)
10.5	Stock Purchase Agreement by and among the Company, Words+, Inc., and Prentke Romich Company dated November 15, 2011. (7)
10.6	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 22, 2011. (5) (†)
10.7	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 22, 2013. (9) (†)
10.8	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 28, 2014. (12) (†)
10.9	Employment Agreement by and between the Company and Thaddeus H Grasela Jr. dated as of September 2, 2014. (12) (†)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 – Certification of the Principal Executive Officer*
31.2	Section 302 – Certification of the Principal Financial Officer*
32.1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________

^ Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

* Filed herewith

** Furnished herewith

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

(7) Incorporated by reference to the Company’s Form 8-K filed November 16, 2011.

(8) Incorporated by reference to the Company’s Form 10-Q filed July 10, 2013.

(9) Incorporated by reference to the Company’s Form 10-K filed November 18, 2013.

(10) Incorporated by reference to the Company’s Form 10-Q filed April 9, 2014.

(11) Incorporated by reference to the Company’s Form 8-K filed May 19, 2014.

(12) Incorporated by reference to the Company’s Form 8-K filed September 4, 2014.

(13) Incorporated by reference to the Company’s Form 8-K/A filed November 18, 2014.

(c) Financial Statement Schedule.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 28, 2014

SIMULATIONS PLUS, INC.

By: /s/ John R. Kneisel

      John R. Kneisel

      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Walter S. Woltosz	Chairman of the Board of Directors and Chief Executive Officer
Walter S. Woltosz	(Principal executive officer)
November 28, 2014

/s/ Dr. Thaddeus H. Grasela	President and Director of the Company
Thaddeus H. Grasela
November 28, 2014

/s/ Dr. David Z. D’Argenio	Director
Dr. David Z. D’Argenio
November 28, 2014

/s/ Dr. David L. Ralph	Director
Dr. David L. Ralph
November 28, 2014

/s/ Harold W. Rosenberger	Director
Harold W. Rosenberger
November 28, 2014

/s/ John R. Kneisel	Chief Financial Officer of the Company
John R. Kneisel	(Principal financial officer and principal accounting officer)
November 28, 2014

SIMULATIONS PLUS, INC.

CONTENTS

August 31, 2014 and 2013

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Shareholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 – F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Simulations Plus, Inc.

Lancaster, California

We have audited the accompanying balance sheets of Simulations Plus, Inc. (a California corporation) as of August 31, 2014 and 2013 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simulations Plus, Inc. as of August 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs LLP

Encino, California

November 26, 2014

SIMULATIONS PLUS, INC.

BALANCE SHEETS

As of August 31, 2014 and 2013

	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$8,614,929	$10,179,298
Prepaid income taxes	748,359	301,573
Accounts receivable, net of allowance for doubtful accounts of $0	1,708,158	1,910,615
Contracts receivable	158,914	203,913
Prepaid expenses and other current assets	188,160	192,173
Deferred income taxes	114,846	184,258
Total current assets	11,533,366	12,971,830
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $6,609,283 and $5,801,578	3,452,541	2,891,169
Property and equipment, net (note 3)	95,242	117,987
Intellectual property, net of accumulated amortization of $193,750 and $11,250	5,881,250	63,750
Other assets	18,445	18,445
Total assets	$20,980,844	$16,063,181

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$130,547	$146,011
Accrued payroll and other expenses	340,709	311,209
Accrued bonuses to officer	120,000	60,000
Other current liabilities	19,859	19,859
Current portion - Contract payable (note 4)	750,000	–
Deferred revenue	30,370	89,227
Total current liabilities	1,391,485	626,306

Long-term liabilities
Deferred income taxes	2,375,874	1,146,389
Payments due under Contract payable (note 4)	1,750,000	–
Other long-term liabilities	28,134	47,993
Total liabilities	5,545,493	1,820,688

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 16,349,955 and 16,030,894 shares issued and outstanding	4,821	4,502
Additional paid-in capital	6,085,427	4,842,794
Retained earnings	9,345,103	9,395,197
Total shareholders' equity	15,435,351	14,242,493

Total liabilities and shareholders' equity	$20,980,844	$16,063,181

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

STATEMENTS OF OPERATIONS

For the years ended August 31, 2014 and 2013

	2014	2013

Net sales	$11,460,880	$10,070,770
Cost of sales	1,629,069	1,646,530
Gross profit	9,831,811	8,424,240
Operating expenses
Selling, general, and administrative	4,439,665	3,549,495
Research and development	952,774	802,374
Total operating expenses	5,392,439	4,351,869

Income from operations	4,439,372	4,072,371

Other income (expense)
Interest income	31,437	49,492
Miscellaneous income	–	35,488
Gain on currency exchange	42,488	99,429
	–	–
Total other income (expense)	73,925	184,409

Income before provision for income taxes	4,513,297	4,256,780

Provision for income taxes (note 7)	(1,487,806)	(1,370,182)
Net Income	$3,025,491	$2,886,598

Earnings per share
Basic	$0.19	$0.18
Diluted	$0.18	$0.18

Weighted-average common shares outstanding
Basic	16,173,674	15,996,432
Diluted	16,407,751	16,319,983

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended August 31, 2014 and 2013

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, August 31, 2012	15,927,806	$4,399	$4,628,366	$10,509,811	$15,142,576

Exercise of stock options	103,088	103	27,882		27,985

Stock-based Compensation			115,740		115,740

Excess tax benefits from share-based arrangement			70,806		70,806

Declaration of Dividends				(4,001,212)	(4,001,212)

Net income				2,886,598	2,886,598

Balance, August 31, 2013	16,030,894	$4,502	$4,842,794	$9,395,197	$14,242,493

Exercise of stock options	154,316	154	98,471		98,625

Stock-based Compensation			144,327		144,327

Issuance of stock-TSRL agreement(Note 4)	164,745	165	999,835		1,000,000

Declaration of Dividends				(3,075,585)	(3,075,585)

Net income				3,025,491	3,025,491

Balance, August 31, 2014	16,349,955	$4,821	$6,085,427	$9,345,103	$15,435,351

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

STATEMENTS OF CASH FLOWS

For the years ended August 31, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net income	$3,025,491	$2,886,598
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	47,231	42,573
Amortization of capitalized computer software development costs	807,705	716,887
Amortization of Intellectual property	182,500	7,500
Excess tax benefits from share-based arrangement	–	(70,806)
Stock-based compensation	144,327	115,740
Deferred income taxes	1,298,896	366,986
(Increase) decrease in
Accounts receivable and Contracts receivable	247,456	(643,771)
Prepaid income taxes	(446,786)	(147,677)
Prepaid expenses and other assets	4,014	(41,317)
Increase (decrease) in
Accounts payable	(15,464)	(31,498)
Accrued payroll and other expenses	29,500	(1,703)
Accrued bonus	60,000	–
Accrued income taxes	–	(662,427)
Other liabilities	(19,859)	67,852
Deferred revenue	(58,857)	(42,555)
Net cash provided by operating activities	5,306,154	2,562,382

Cash flows from investing activities
Purchase of intellectual property rights	(2,500,000)	–
Purchases of property and equipment	(24,486)	(53,150)
Capitalized computer software development costs	(1,369,077)	(1,128,588)
Net cash (used in) investing activities	(3,893,563)	(1,181,738)

Cash flows from financing activities
Excess tax benefits from share-based arrangement	–	70,806
Dividends	(3,075,585)	(4,001,212)
Proceeds from the exercise of stock options	98,625	27,985
Net cash (used in) financing activities of continuing operations	(2,976,960)	(3,902,421)

Net increase (decrease) in cash and cash equivalents	(1,564,369)	(2,521,777)
Cash and cash equivalents, beginning of year	10,179,298	12,701,075
Cash and cash equivalents, end of year	$8,614,929	$10,179,298

Supplemental disclosures of cash flow information
Interest paid	$–	$–
Income taxes paid	$692,562	$1,964,545
Non-Cash Investing and Financing
Purchase of intellectual property rights with shares and notes payable	$3,500,000	$–

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND LINES OF BUSINESS

Organization

Simulations Plus, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on July 17, 1996. Subsequent to August 31, 2014, on September 2, 2014, the Company acquired 100% of the stock of Cognigen Corporation.

Lines of Business

The Company designs and develops pharmaceutical simulation software to promote cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students, and it provides consulting services to the pharmaceutical and chemical industries. Recently, the Company has begun to explore developing software applications for defense and for health care outside of the pharmaceutical industry.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

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

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ and MembranePlus™ programs (MembranePlus™ was released following the close of the reporting period covered by this report), and we do not foresee an end-of-life for any of them at this point. Amortization of software development costs amounted to $807,705 and $716,887 for the years ended August 31, 2014 and 2013, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value in the Company’s Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by the standard, are as follows:

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

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, and accrued bonuses to officers the carrying amounts are approximate fair value due to their short-term nature.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2014 and 2013 were $38,000 and $38,000, respectively.

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the fiscal years ended August 31, 2014 and 2013 was $7,500. Accumulated amortization as of August 31, 2014 and 2013 was $18,750 and $11,250, respectively.

On May 15, 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for the period of May 15, 2014 to August 31, 2014 was $175,000. Accumulated amortization as of August 31, 2014 was $175,000. (See Note 4)

Total amortization expense for intellectual property agreements for the years ended August 31, 2014 and 2013 was $182,500 and $7,500, respectively. Accumulated amortization as of August 31, 2014 and 2013 was $193,750 and $11,250, respectively.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

Earnings per Share

The Company reports earnings per share in accordance with FASB ACS 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2014 and 2013 were as follows:

	2014	2013
Numerator
Net income attributable to common shareholders	$3,025,491	$2,886,598

Denominator
Weighted-average number of common shares outstanding during the year	16,173,674	15,996,432
Dilutive effect of stock options	234,077	323,551

Common stock and common stock equivalents used for diluted earnings per share	16,407,751	16,319,983

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $144,327 and $115,740 for the fiscal years ended August 31, 2014 and 2013, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the years ended August 31, 2014 and 2013.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which amended the guidance in ASU 2011-08 “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”) to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption was permitted. We adopted this standard in the first quarter of our 2013 fiscal year. The adoption did not have a material effect on our financial statements.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2014 and 2013 consisted of the following:

	2014	2013
Equipment	$125,541	$141,355
Computer equipment	51,466	295,174
Furniture and fixtures	147,541	53,096
Leasehold improvements	23,645	61,860
	348,193	551,485
Less accumulated depreciation and amortization	252,951	433,498
Total	$95,242	$117,987

Depreciation expense was $47,231 and $42,573 for the years ended August 31, 2014 and 2013, respectively.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

NOTE 4 – CONTRACT PAYABLE

On May 15, 2014, the Company entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997, as a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. The Company agreed to pay TSRL total consideration of $6.0 million. The Company paid $3.5 million on May 20, 2014, comprised of cash in the amount of $2.5 million and the issuance of $1 million worth of the Company’s common stock -- 164,745 shares of the Company’s common stock based upon the April 25, 2014 closing price per share of $6.07. Future payments under the termination and non-assertion agreement, which are non-interest- bearing, are due as follows:

April 25, 2015	$750,000
April 25, 2016	750,000
April 25, 2017	1,000,000
Total	$2,500,000
Less Current portion	(750,000)
Contract payable, net of current portion	$1,750,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 13,500 square feet of space in Lancaster, California. The original lease had a five-year term with two, three-year options to extend. The initial five-year term expired in February 2011, and we extended the lease to February 2, 2014. In June 2013, the lease was amended to extend the term to February 2, 2017. The amended lease also provides for an annual base rent increase of 3% per year and two, two-year options to extend. The current base rent is $24,272 per month; however, we had three months’ free base rent during the months of June, July and August of 2013. We record these three months as a discount divided equally through the first term of the amended lease from June 2013 through January 2017.

Rent expense, including common area maintenance fees for the years ended August 31, 2014 and 2013 was $295,410 and $305,636, respectively.

During our fiscal year ended August 31, 2012, we sold our former Words+ subsidiary, at which time we entered into a month-to-month sublease agreement commencing January 1, 2012 under which Words+ paid 20% of the monthly rent we paid to our landlord, plus 20% of facility-related operating expenses. We report our gross lease expense under Selling, General and Administrative expense; however, the sublease payments received from Words+ were reported under Other Income. The sublease to Words+ ended on February 28, 2013. Sublease payments totaled $35,500 for the fiscal year ended August 31, 2013.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2014 were as follows:

Years Ending August 31,
2015	$297,094
2016	306,007
2017	129,526
$732,627

The Company leases a copier/printer under an operating lease that expires in April 2015. The terms of the lease call for payments based on usage, and allow for earlier termination upon a 30-day written notice.

Employment Agreement

On August 22, 2013, the Company entered into an employment agreement with its President/Chief Executive Officer, Walter S. Woltosz, that expired in August 2014. The employment agreement provided for an annual base salary of $300,000 per year, and a performance bonus in an amount equal to 5% of the Company’s net income before taxes of the previous fiscal year, not to exceed $60,000. The employment agreement also provided stock options, exercisable for five years, to purchase 10 shares of the Company’s common stock for each $1,000 of net income before taxes at the end of each fiscal year up to a maximum of 20,000 shares over the term of the agreement. The Company may terminate the employment agreement upon 30 days written notice without cause. The Company's obligation under that circumstance would be to pay its President/Chief Executive Officer the greater of a) 12 months’ salary or b) the salary payable to him for the remainder of the term of the employment agreement from the date of notice of termination.

For fiscal year 2013, the Compensation Committee awarded a $30,000 performance bonus under that employment agreement, which was paid in September 2013.

Effective September 1, 2014, the Company entered into a new employment agreement with Mr. Woltosz to serve as Chief Executive Officer of the Company. Under the terms of this employment agreement, which has a one-year term, Mr. Woltosz is required to devote a minimum of 60% of his productive time to the position of Chief Executive Officer of the Company. He will receive annual compensation of $180,000, be eligible to receive stock options to purchase up to 12,000 shares of the Company’s common stock as determined by the Company’s Board of Directors, and will be paid an annual performance bonus of up to 5% of the Company’s net income before taxes not to exceed $36,000.

License Agreement

In 1997, the Company entered into an exclusive software licensing agreement with TSRL, Inc. (fka Therapeutic Systems Research Laboratories), to develop a computer simulation software program of the absorption of drug compounds in the gastrointestinal tract. Upon execution of that agreement the Company was obligated to pay a royalty of 20% of the net sales of the basic GastroPlus software without additional modules. On May 15, 2014, the parties entered into a termination and non-assertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement, as a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement. The Company agreed to pay TSRL total consideration of $6,000,000. The Company has no further obligation to pay royalties to TSRL. (See Note 4)

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

In September 2007, we entered into an agreement with Enslein Research, Inc. (“Enslein”) to jointly create a new metabolism module as part of ADMET Predictor. The fee for the exclusive license to the Enslein Data, in the form of a royalty, is 50% of the gross sales revenues of the ADMET Predictor Enslein Metabolism Module, and a $50,000 bonus at the time the cumulative revenue from ADMET Predictor Enslein Metabolism Module sales reaches $250,000. On February 28, 2012, we signed a buyout agreement with Enslein for $75,000, and are amortizing its cost over 10 years after this date.

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

For the years ended August 31, 2014 and 2013, we incurred total royalty expense of approximately $222,000 and $646,000, respectively.

Litigation

Except as described below, we are not a party to any legal proceedings and are not aware of any pending legal proceedings of any kind.

In June 2014, the Company was served with a complaint in a civil action entitled Sherri Winslow v. Incredible Adventures, Inc., et al. (Los Angeles Superior Court Case No. BC545789) alleging wrongful death and seeking unspecified damages arising out of a May 18, 2012 plane crash in the State of Nevada. The Company’s Chief Executive Officer owns the subject aircraft and is also a named defendant. The complaint alleged that the Company was the owner of the subject aircraft.   The Company denies all material allegations against it, including that it owns or has ever owned any interest in the subject aircraft. On November 25, 2014, the plaintiff and the Company signed a stipulation of dismissal pursuant to which the plaintiff agreed to dismiss the Company without prejudice.  If the plaintiff does not discover evidence during a nine month period to and including August 31, 2015 that justifies bringing the Company back into the litigation, the Company will prepare a dismissal with prejudice to be signed on behalf of the plaintiff.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

NOTE 6 – SHAREHOLDERS' EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal year 2014 and 2013. The details of dividend paid are in the following tables:

FY2014

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share		Total Amount
11/08/2013	11/15/2013	16,073,894	$0.04	**	$642,956
2/17/2014	2/24/2014	16,149,460	$0.05		$807,473
5/09/2014	5/16/2014	16,165,171	$0.05		$808,259
8/04/2014	8/11/2014	16,337,955	$0.05		$816,897
Total					$3,075,585

FY2013

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share		Total Amount
11/08/2012	11/13/2012	15,927,806	$0.05		$796,390
12/24/2012	12/28/2012	16,021,309	$0.14	*	$2,242,983
05/07/2013	05/10/2013	16,030,433	$0.03	**	$480,913
08/12/2013	08/15/2013	16,030,894	$0.03	**	$480,926
Total					$4,001,212

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

** The Company’s Board of Directors decided to increase the May, August, and November 2013 dividend distribution from the planned $0.02 per share to $0.03 per share, and in November 2013 they increased the amount to $0.04 per share.

Although dividend distributions are currently expected to continue on a quarterly basis, the Company’s Board of Directors reserves the right to discontinue the dividend distribution any time.

Stock Option Plan

In September 1996, the Company’s Board of Directors adopted, and the Company’s shareholders approved, the 1996 Stock Option Plan (the "1996 Plan") under which a total of 1,000,000 shares of common stock had been reserved for issuance. The total number of shares that may be granted under the 1996 Plan was increased to 2,000,000 in March 1999, to 4,000,000 in February 2000, to 5,000,000 in December 2000 and to 6,000,000 in February 2005. All such increases were approved by the Company’s Board of Directors and the Company’s shareholders. The 1996 Plan terminated in September 2006 in accordance with its terms.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

On February 23, 2007, the Company’s Board of Directors adopted and the Company’s shareholders approved the 2007 Stock Option Plan (the “2007 Plan”) under which a total of 1,000,000 shares of common stock had been reserved for issuance. On February 25, 2014, the Company’s Board of Directors and the Company’s shareholders approved an increase of the total number of shares that may be granted under the 2007 Plan to 2,000,000.

Incentive Stock Options (“ISOs”)

As of August 31, 2014, employees hold ISOs to purchase in the aggregate 532,000 shares of the Company’s common stock at exercise prices ranging from $1.00 to $6.85 per share.

Transactions in FY13 (ISOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life(Years)

Outstanding, August 31, 2012	689,800	$1.74	4.52
Granted	20,000	$5.06
Exercised	(175,800)	$1.90
Canceled/Forfeited	(2,000)	$1.00
Outstanding, August 31, 2013	532,000	$1.82	3.95
Vested and Exercisable, August 31, 2013	392,600	$1.45	3.79
Vested and Expected to Vest, August 31, 2013	519,600	$1.79	3.91

Transactions in FY14 (ISOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2013	532,000	$1.82	3.95
Granted	447,500	$6.57
Exercised	(175,000)	$1.34
Canceled/Forfeited	(6,000)	$1.00
Outstanding, August 31, 2014	798,500	$4.59	6.27
Vested and Exercisable, August 31, 2014	299,000	$1.82	3.16
Vested and Expected to Vest, August 31, 2014	728,079	$4.41	5.99

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

Non-Qualified Stock Options (“NQSOs”)

As of August 31, 2014, the outside members of the Company’s Board of Directors hold NQSOs to purchase in the aggregate 48,600 shares of the Company’s common stock at exercise prices ranging from $1.67 to $6.68 per share.

Transactions in FY13 (NQSOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2012	36,600	$3.47	8.14
Granted	12,000	$4.78
Outstanding, August 31, 2013	48,600	$3.79	7.85
Exercisable, August 31, 2013	28,200	$3.28	6.67

Transactions in FY14 (NQSOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2013	48,600	$3.79	7.85
Granted	15,000	$6.72
Exercised	(7,000)	$1.30
Outstanding, August 31, 2014	56,600	$4.82	7.96
Exercisable, August 31, 2014	31,400	$3.96	6.74

The fair value of the options, including both ISOs and NQSOs, granted during fiscal year 2014 is estimated at $1,103,600. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.01%, pre-vest forfeiture rate of 6.25%, expected volatility of 46.18%, risk-free interest rate of 1.80%, and expected life of 6.27 years. The total fair value of non-vested stock options as of August 31, 2014 was $1,133,865 and is amortizable over a weighted average period of 4.58 years.

During the fiscal year ended August 31, 2013, the fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 4.35%, pre-vest forfeiture rate of 6.13%, expected volatility of 57.65%, risk-free interest rate of 0.66%, and expected life of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

Intrinsic Value of options outstanding and options exercisable

	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
FY13	$1,636,422	$1,357,870	$402,406
FY14	$1,850,239	$1,552,171	$737,266

The weighted-average remaining contractual life of options outstanding issued under the 1996 and 2007 Plan was 6.38 years at August 31, 2014. The exercise prices for the options outstanding at August 31, 2014 ranged from $1.00 to $6.85 per share, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	197,500	3.5 years	$1.05	197,500	3.5 years	$1.05
$1.51	$3.00	17,600	5.7 years	$2.42	7,600	5.9 years	$2.34
$3.01	$4.50	141,500	3.1 years	$3.28	108,500	3.2 years	$3.26
$4.51	$6.85	498,500	8.5 years	$6.47	16,800	4.7 years	$5.36
		855,100			330,400

NOTE 7 – INCOME TAXES

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

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

The components of the income tax provision for fiscal year 2014 and 2013 were as follows:

	2014	2013
Current
Federal	$186,052	$891,153
State	2,858	112,042
	188,910	1,003,195
Deferred
Federal	1,180,655	57,805
State	118,241	309,182
	1,298,896	366,987

Total	$1,487,806	$1,370,182

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for fiscal year 2014 and 2013:

	2014	2013
Income tax computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.1	5.2
Meals & Entertainment	0.1	0.1
Other permanent differences	2.6	(0.5)
Research and development credit	(9.6)	(11.3)
Change in prior year estimated taxes	0.8	4.7
Total	33.0%	32.2%

Significant components of the Company's deferred tax assets and liabilities for income taxes for the fiscal years ended August 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets
Accrued payroll and other expenses	$88,574	$82,104
Deferred revenue	12,473	38,225
Deferred rent	–	29,068
Capitalized merger costs	93,306	–
Intellectual property	19,442	30,326
Research and development credit	216,917	–
State taxes	272	45,343
State Tax Deferred	120,575	74,458
Total deferred tax assets	551,558	299,524
Less: Valuation allowance	–	–
	551,558	299,524
Deferred tax liabilities
Property and equipment	(27,178)	(23,077)
State Tax Deferred	(5,914)	–
Intellectual Property	(1,361,535)	–
Capitalized computer software development costs	(1,417,959)	(1,238,578)

Total deferred tax liabilities	(2,812,586)	(1,261,655)

Net deferred tax liabilities	$(2,261,028)	$(962,131)

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $ -0- and $6,347 for fiscal year 2014 and 2013, respectively. We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal year 2010 thru 2013 are open for audit, and our state tax returns for fiscal year 2009 through 2013 remain open for audit. In addition our California tax return for the fiscal year 2007 and fiscal year 2008 remains open with regard to R&D tax credits as a result of a previous audit for which we received a letter from the California Franchise Tax Board stating that an audit will not be conducted for those years at this time; however it may be subject to future audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

NOTE 8 – CONCENTRATIONS AND UNCERTAINTIES

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

Revenue concentration shows that international sales accounted for 51% and 48% of net sales for fiscal year 2014 and 2013, respectively. Two customers accounted for 14% (a dealer account in Japan representing various customers), and 8% of net sales for fiscal year 2014. Two customers accounted for 9% and 6% of net sales for fiscal year 2013.

Accounts receivable concentration shows that two customers comprised 30% (a dealer account in Japan representing various customers), and 17% of accounts receivable at August 31, 2014, and two customers comprised 27% and 22% of accounts receivable at August 31, 2013.

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

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

NOTE 9 – GEOGRAPHIC REPORTING

The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues were as follows for fiscal year 2014 and 2013:

(in ‘000)	North America	Europe	Asia	South America	Total
August 31, 2014	$5,633	$2,983	$2,819	$26	$11,461
August 31, 2013	$5,203	$2,980	$1,882	$6	$10,071

NOTE 10 – RELATED PARTY TRANSACTIONS

During fiscal year 2014, included in bonus expenses to officers was $150,000, of which $60,000 was accrued bonus representing 5% of the Company’s net income before bonuses and taxes, not exceeding $60,000, paid to the Corporate Secretary, Virginia Woltosz, as an annual bonus as part of the terms of the original sale of Words+ to the Company in 1996. In addition, $60,000 was accrued under the employment agreement with Walter Woltosz, the Company’s Chief Executive Officer. The other $30,000, paid in September 2013, was a fiscal year 2013 performance bonus to Walter Woltosz. As of August 31, 2014, $120,000 was accrued. These amounts were paid in September 2014.

During fiscal year 2013, included in bonus expenses to officers was $90,000, of which $60,000 was accrued bonus representing 5% of the Company’s net income before bonuses and taxes, not exceeding $60,000, paid to the Corporate Secretary, Virginia Woltosz, as an annual bonus as part of the terms of the sale of Words+ to the Company in 1996. The other $30,000, paid in September 2012, was fiscal year 2012 performance bonus to Walter Woltosz, the Company’s Chief Executive Officer. As of August 31, 2013, $60,000 was accrued and was paid in September 2013.

NOTE 11 – EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the total employee compensation. We can also elect to make a profit-sharing contribution. We contributed $117,200 and $104,162 for fiscal year 2014 and 2013, respectively.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

NOTE 12 – SUBSEQUENT EVENTS

Dividend Declared

On October 28, 2014, our Board of Directors declared a quarterly cash dividend of $0.05 per share to our shareholders. The dividend was distributed on Friday, November 14, 2014, for shareholders of record as of Friday, November 7, 2014.

Acquisition/Merger with Cognigen Corporation

On July 23, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cognigen Corporation (“Cognigen”). On September 2, 2014, the Company consummated the acquisition of all outstanding equity interests of Cognigen pursuant to the terms of the Merger Agreement, with Cognigen merging with and into a newly-formed, wholly-owned subsidiary of the Company. We believe the combination of Simulations Plus and Cognigen provides substantial future potential based on the complementary strengths of each of the companies.

Under the terms of the Merger Agreement, as described below, the Company will pay the former shareholders of Cognigen total consideration of $7,000,000, consisting of $2,800,000 of cash and $4,200,000 worth of newly issued, unregistered shares of the Company’s common stock.

On September 2, 2014, the Company paid the former shareholders of Cognigen a total of $5,200,000, comprised of cash in the amount of $2,080,000 and the issuance of 491,159 shares of the Company’s common stock valued at $3,120,000 (under the terms of the Merger Agreement a price of approximately $6.35 dollars per share was used based upon the volume-weighted average closing price of the Company’s shares of common stock for the 30-consecutive-trading-day period ending two trading days prior to September 2, 2014). The actual stock price at September 2, 2014 was $6.67, so the total value of the stock issued was approximately $3,276,000. The Merger Agreement provides for a two-year market standoff period in which the newly issued shares may not be sold by the recipients thereof.

Within three business days following the two year anniversary of July 23, 2014 (the date of the Merger Agreement) and subject to any offsets, the Company will pay the former shareholders of Cognigen a total of $1,800,000, comprised of $720,000 of cash and the issuance of 170,014 shares of stock valued at $1,080,000 under the formula described above.

The Merger Agreement provides for a targeted working capital adjustment to be made 120 days after the closing date. Currently the amount of this adjustment has been preliminarily estimated to be $307,086 and is included in the following table showing estimated assets, liabilities, and total consideration.

SIMULATIONS PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2014 and 2013

Under the acquisition method of accounting, the total estimated purchase price is allocated to Cognigen’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (September 2, 2014). The following table summarizes the preliminary allocation of the purchase price for Cognigen:

Assets acquired, including accounts receivable of $934,000 and estimated Contracts receivable of $530,000	$1,719,579
Fixed assets acquired	480,000
Estimated value of software acquired	200,000
Estimated value of Intangibles acquired (Customer Lists, trade name etc.)	1,600,000
Estimated amount due to sellers - Working Capital Adjustment	(307,086)
Current Liabilities assumed	(644,499)
Goodwill	4,209,571

Total Consideration	$7,257,565

Goodwill has been provided in the transaction based on estimates of future earnings of this subsidiary including anticipated synergies associated with the positioning of the combined company as a leader in model-based drug development.

The accounting for this acquisition has not been completed, as further valuations and analyses are required to establish beginning fair market values and the implication on deferred taxes. The amounts shown are provisional, and do not include any adjustments for liabilities that will result from integration activities related to the acquisition. Additional assets or liabilities may be recorded that could affect the amounts. During the measurement period, any such adjustments to provisional amounts would increase or decrease goodwill. Adjustments that occur after the end of the measurement period will be recognized in the post-combination current period operations.

Option Activity

On September 24, 2014 the Board of Directors granted options to purchase 500 shares of the Company’s common stock to each of the employees of Cognigen. Each option has an exercise price of $6.85 per share, vests at a rate of 20% per year over the first 5 years and expires on September 24, 2024.

