Form 10-Q
period 2014-11-30
SIMULATIONS PLUS INC
filed 2015-01-14
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended November 30, 2014

OR

[_]	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 14, 2015 was 16,852,117 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended November 30, 2014

Table of Contents

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	(Unaudited)	(Audited)
	November 30,	August 31,
ASSETS
	2014	2014
Current assets
Cash and cash equivalents	$5,791,177	$8,614,929
Accounts receivable, net of allowance for doubtful accounts of $0	2,995,959	1,708,158
Revenues in excess of billings	734,503	158,914
Prepaid income taxes	626,128	748,359
Prepaid expenses and other current assets	264,093	188,160
Deferred income taxes	274,548	114,846
Total current assets	10,686,408	11,533,366
Long-term assets

Capitalized computer software development costs, net of accumulated amortization of $6,822,573 and $6,609,282	3,736,980	3,452,541
Property and equipment, net (note 3)	518,378	95,242
Intellectual property, net of accumulated amortization of $345,625 and $193,750	5,729,375	5,881,250
Other intangible assets net of accumulated amortization of $36,875	1,613,125	–
Goodwill	4,789,248	–
Other assets	34,083	18,445
Total assets	$27,107,597	$20,980,844

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$153,211	$130,547
Accrued payroll and other expenses	672,734	340,709
Accrued bonuses to officer	24,000	120,000
Other current liabilities	19,859	19,859
Current portion - Contracts payable (note 4)	750,000	750,000
Billings in excess of revenues	129,725	–
Deferred revenue	34,879	30,370
Total current liabilities	1,784,408	1,391,485

Long-term liabilities
Deferred income taxes	3,230,446	2,375,874
Payments due under Contracts payable (note 4)	3,604,405	1,750,000
Other long-term liabilities	23,169	28,134
Total liabilities	8,642,428	5,545,493

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 16,841,114 and 16,349,956 shares issued and outstanding	5,312	4,821
Additional paid-in capital	9,427,906	6,085,427
Retained earnings	9,031,951	9,345,103
Total shareholders' equity	18,465,169	15,435,351

Total liabilities and shareholders' equity	$27,107,597	$20,980,844

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended

	(Unaudited) November 30,
	2014	2013

Net revenues	$4,086,192	$2,641,000
Cost of sales	997,734	448,420
Gross profit	3,088,458	2,192,580
Operating expenses
Selling, general, and administrative	2,079,169	1,071,091
Research and development	259,912	162,116
Total operating expenses	2,339,081	1,233,207

Income from operations	749,377	959,373

Other income (expense)
Interest income	4,592	9,026
Miscellaneous income	–	–
Loss on currency exchange	(7,790)	23,709
	–	–
Total other income (expense)	(3,198)	32,735

Income from continuing operations before provision for income taxes	746,179	992,108

Provision for income taxes	(217,275)	(306,953)

Net Income	$528,904	$685,155

Earnings per share
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Weighted-average common shares outstanding
Basic	16,830,319	16,049,707
Diluted	17,097,858	16,366,720

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended

	(Unaudited) November 30,
	2014	2013
Cash flows from operating activities
Net income	$528,904	$685,155
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	93,036	11,903
Amortization of capitalized computer software development costs	213,290	191,829
Amortization of Intellectual property	151,875	1,875
Stock-based compensation	65,799	15,360
Deferred income taxes	32,370	70,178
(Increase) decrease in
Accounts receivable	(353,283)	(40,957)
Revenues in excess of billings	(177,880)	–
Prepaid income taxes	122,231	236,775
Prepaid expenses and other assets	12,788	19,098
Increase (decrease) in
Accounts payable	(36,753)	89,408
Accrued payroll and other expenses	(112,413)	26,394
Accrued bonus	(96,000)	(30,000)
Billings in excess of revenues	(216,715)	–
Other liabilities	(4,965)	(4,965)
Deferred revenue	4,509	79,014
Net cash provided by operating activities	226,793	1,351,067

Cash flows from investing activities
Purchases of property and equipment	(20,944)	(9,843)
Cash used to purchase Cognigen	(2,080,000)	–
Cash received in acquisition	190,184	–
Capitalized computer software development costs	(297,729)	(373,204)
Net cash provided by (used in) investing activities	(2,208,489)	(383,047)

Cash flows from financing activities
Payment of Dividends	(842,056)	(642,956)
Proceeds from the exercise of stock options	–	50,345
Net cash (used in) financing activities of continuing operations	(842,056)	(592,611)

Net increase (decrease) in cash and cash equivalents	(2,823,752)	375,409
Cash and cash equivalents, beginning of year	8,614,929	10,179,298
Cash and cash equivalents, end of period	$5,791,177	$10,554,707

Supplemental disclosures of cash flow information
Interest paid	$–	$–
Income taxes paid	$3,232	$–

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Cognigen Corporation	$3,277,171	$–
Creation of contract liability for acquisition of Cognigen Corporation	$1,854,405	$–

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014 and 2013

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2014, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on November 28, 2014. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. and Subsidiary ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Organization

Simulations Plus, Inc. was incorporated on July 17, 1996. On September 2, 2014 Simulations Plus, Inc. acquired all outstanding equity interests of Cognigen Corporation (“Cognigen”) pursuant to the terms of the Merger Agreement and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. (collectively, the "Company").

Note 2: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Simulations Plus, Inc. and, as of September 2, 2014, its wholly owned subsidiary, Cognigen Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

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

We recognize revenue from collaboration research and revenue from grants equally over their terms. For contract revenues based on actual hours incurred we recognize revenues when the work is performed. For fixed price contracts, we recognize contract study and other contract revenues using the percentage-of-completion method, depending upon how the contract studies are engaged, in accordance with ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. To recognize revenue using the percentage-of-completion method, we must determine whether we meet the following criteria: 1) there is a long-term, legally enforceable contract, 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $213,290 and $191,829 the three months ended November 30, 2014 and 2013, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

We test capitalized computer software development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Property and Equipment

Property and equipment are recorded at cost, which equals fair market value for property and equipment acquired in business combinations, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

Equipment	5 years
Computer equipment	3 to 7 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Shorter of life of asset or lease

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

Intangible Assets and Goodwill

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and recognizes the assets acquired and liabilities assumed at their acquisition date fair value. Acquired intangible assets include customer relationships, software, trade name, and non-compete agreements. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is not amortized, instead it is tested for impairment annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of November 30, 2014, the Company determined that it has two reporting units, Simulations Plus and Cognigen Corporation. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of November 30, 2014, the entire balance of goodwill was attributed to the Company's Cognigen Corporation reporting unit. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during the periods ended November 30, 2014 and 2013.

Reconciliation of Goodwill for the period ended November 30, 2014:

Balance, August 31, 2014	$–
Addition	4,789,248
Impairments	–
Balance, November 30, 2014	$4,789,248

Other Intangible Assets

The following table summarizes other intangible assets as of November 30, 2014:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$34,375	$1,065,625
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete	Straight line 5 years	50,000	2,500	47,500
		$1,650,000	$36,875	$1,613,125

Amortization expense for the three months ended November 30, 2014 was $36,875.

Business Acquisitions

The Company accounted for the acquisition of Cognigen using the purchase method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of advertiser and publisher turnover rates and estimates of terminal values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition.

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

The following table summarizes fair value measurements by level at November 30, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$5,791,177	$–	$–	$5,791,177

Total	$5,791,177	$–	$–	$5,791,177

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for the fiscal quarters ended November 30, 2014 and 2013 was $1,875 and $1,875, respectively. Accumulated amortization as of November 30, 2014 was $20,625.

On May 15, 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for the period of November 30, 2014 was $150,000. Accumulated amortization as of November 30, 2014 was $325,000. (See Note 4)

Total amortization expense for intellectual property agreements for the three months ended November 30, 2014 and 2013 was $151,875 and $1,875, respectively. Accumulated amortization as of November 30, 2014 was $345,625.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2014 and 2013 were as follows:

	11/30/2014	11/30/2013
Numerator
Net income attributable to common shareholders	$528,904	$685,155
Denominator
Weighted-average number of common shares outstanding during the 3 months of FY15 & FY14	16,830,319	16,049,707
Dilutive effect of stock options	267,539	317,013
Common stock and common stock equivalents used for diluted earnings per share	$17,097,858	$16,366,720

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated, based on the grant-date fair value, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $65,799 and $15,360 for the three months ended November 30, 2014 and 2013, respectively, and is included in the condensed consolidated statements of operations as Selling, General and Administration (SG&A), and Research and Development expense.

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

Note 3: Property and Equipment

Property and equipment as of November 30, 2014 consisted of the following:

Equipment	$144,656
Computer equipment	456,003
Furniture and fixtures	123,235
Leasehold improvements	103,599
Sub total	827,493
Less: Accumulated depreciation and amortization	(309,115)
Net Book Value	$518,378

NOTE 4: CONTRACTS PAYABLE

TSRL

Pursuant to the termination and non-assertion agreement with TSRL (See note 2), the Company will pay TSRL $2,500,000 over a three-year period. The payment schedule, by year, is below.

Cognigen

On September 2, 2014, the Company acquired Cognigen Corporation (See note 11). As part of the consideration the Company agreed that within three business days following the two year anniversary of July 23, 2014 (the date of the Merger Agreement) and subject to any offsets, the Company will pay the former shareholders of Cognigen a total of $1,800,000, comprised of $720,000 of cash and the issuance of 170,014 shares of stock.

Future payments under the Agreements, which are non-interest-bearing, are due as follows:

Twelve month Period ending November 30	TSRL	Cognigen	Total
2015	$750,000	$–	$750,000
2016	750,000	1,854,405	2,604,405
2017	1,000,000	0	1,000,000
Total	$2,500,000	$1,854,405	$4,354,405
Less Current portion	(750,000)	–	(750,000)
Contract payable, net of current portion	$1,750,000	$1,854,405	$3,604,405

Note 5: COMMITMENTS AND CONTINGENCIES

Employment Agreement

On August 22, 2013, the Company entered into an employment agreement with its President/Chief Executive Officer that expired in August 2014. The employment agreement provided for an annual base salary of $300,000 per year, and a performance bonus in an amount equal to 5% of the Company’s net income before taxes of the previous fiscal year, not to exceed $60,000. The agreement also provided Employee stock options, exercisable for five years, to purchase ten (10) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 20,000 options over the term of the agreement. The Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months salary or b) the remainder of the term of the employment agreement from the date of notice of termination. A copy of the agreement is attached to the Company’s 2013 Form 10-K filed with the SEC on November 18, 2013 as Exhibit 10.9.

For fiscal year 2013, the Compensation Committee awarded a $30,000 performance bonus to Walter Woltosz, our President/Chief Executive Officer, which was paid in September 2013.

Effective September 1, 2014, the Company entered into a new Employment Agreement with Walter S. Woltosz to serve as Chief Executive Officer of the Company (the “Woltosz Employment Agreement”). The Woltosz Employment Agreement has a one-year term. Under the terms of the Woltosz Employment Agreement, Mr. Woltosz is required to devote a minimum of 60% of his productive time to the position of Chief Executive Officer of the Company. He will receive annual compensation of $180,000, be eligible to receive up to 12,000 Company stock options under the 2007 Simulations Plus, Inc. Stock Option Plan, as determined by the Company’s Board of Directors, and shall be paid an annual performance bonus of up to 5% of the Company’s net income before taxes, not to exceed $36,000. A copy of the Woltosz Employment Agreement was filed as an attachment to the 8-K filed with the Securities and Exchange Commission on September 4, 2014.

On September 2, 2014, Thaddeus H. Grasela, Jr., Ph.D., was appointed President of the Company and its wholly-owned subsidiary Cognigen, and the Company and Cognigen have entered into an Employment Agreement with Dr. Grasela (the "Grasela Employment Agreement") which has a three-year term. Pursuant to the Grasela Employment Agreement, Dr. Grasela will receive an annual base salary of $250,000, will be eligible to receive Company stock options under the 2007 Simulations Plus, Inc. Stock Option Plan, as determined by the Company's Board of Directors, and will be eligible to receive an annual performance bonus in an amount not to exceed 10% of salary to be determined by the Compensation Committee of the Company's Board of Directors.

License Agreement

We have a royalty agreement with Accelrys, Inc. (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay 25% of revenue derived from the sale of Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the company now operates under the name Biovia.

For the fiscal quarter ended November 30, 2014 and 2013, we incurred total royalty expense of approximately $10,165 and $165,532, respectively.

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

Note 6: SHAREHOLDERS’ EQUITY

Dividend

The Board of Directors declared cash dividends during fiscal year 2014. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/08/2013	11/15/2013	16,073,894	$0.04	$642,956
2/17/2014	2/24/2014	16,149,460	$0.05	807,473
5/09/2014	5/16/2014	16,165,171	$0.05	808,259
8/04/2014	8/11/2014	16,337,955	$0.05	816,897
Total				$3,075,585

The Board of Directors also declared cash dividend during the first quarter of fiscal year 2015.

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/07/2014	11/14/2014	16,841,114	$0.05	$842,056

Total				$842,056

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

Qualified Incentive Stock Options (Qualified ISO)

As of November 30, 2014, employees hold Qualified ISO to purchase 815,500 shares of common stock at exercise prices ranging from $1.00 to $6.85, which were granted prior to November 30, 2014.

Transactions in FY14	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2014	798,500	$4.59	6.265
Granted	17,000	$6.85
Exercised	0	$0.00
Outstanding, November 30, 2014	815,500	$4.64	6.095
Exercisable, November 30, 2014	345,000	$2.31	3.033

The fair value of the options, including both ISO and NQSO options, granted during the quarter ended November 30, 2014 is estimated at $68,070. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for Fiscal quarter ended November 30, 2014: dividend yield of 2.92%, pre-vest forfeiture rate of 6.23%, expected volatility of 49.55%, risk-free interest rate of 2.23%, and expected life of 6.90 years.

Non-Qualified Stock Options (Non-Qualified ISO)

As of November 30, 2014, the outside members of the Board of Directors hold options to purchase 56,600 shares of common stock at exercise prices ranging from $1.67 to $6.72.

Transactions in FY15	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2014	56,600	$4.82	7.96
Granted	0	$0.00
Exercised	0	$0.00
Outstanding, November 30, 2014	56,600	$4.82	7.71
Exercisable, November 30, 2014	31,400	$3.96	6.49

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 6.20 years at November 30, 2014. The exercise prices for the options outstanding at November 30, 2014 ranged from $1.00 to $6.85, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$ 1.50	197,500	3.21 years	$ 1.05	197,500	3.2 years	$1.05
$1.51	$ 3.00	17,600	5.48 years	$ 2.42	7,600	5.6 years	$2.33
$3.01	$ 4.50	141,500	2.87 years	$ 3.28	108,500	3.0 years	$3.18
$4.51	$ 6.00	132,000	5.24 years	$ 5.45	58,800	4.1 years	$5.59
$6.01	$ 6.85	383,500	9.67 years	$ 6.84	4,000	2.8 years	$6.68
TOTAL		872,100	6.20 years	$4.65	376,400	3.3 years	$2.45

Note 7: RELATED PARTY TRANSACTIONS

As of November 30, 2014, included in bonus expenses to officers was $24,000, of which $15,000 was accrued bonus representing an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996, and $9,000 accrued bonus representing an estimated quarterly amount of bonus payable to our President/Chief Executive Officer, Walter Woltosz as part of his current employment agreement.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that International revenues accounted for 39% and 52% of net revenues for the three months ended November 30, 2014 and 2013, respectively. Two customers accounted for 12% and 10% of net revenues during the three months ended November 30, 2014. Four customers accounted for 19%, 13%, 11% (a dealer account in Japan representing various customers), and 10% of net revenues during the three months ended November 30, 2013.

Accounts receivable concentration shows that four customers comprised 16%, 12% (a dealer account in Japan representing various customers), 10% and 10% of accounts receivable at November 30, 2014, and four customers comprised 18%, 18% (a dealer account in Japan representing various customers), 15%, and 7% of accounts receivable at November 30, 2013.

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

Note 9: SEGMENT AND Geographic Reporting

We account for segments and geographic revenues in accordance with guidance issued by the FASB. Our reportable segments are strategic business units that offer different products and services.

Results for each segment and consolidated results are as follows for the three months ended November 30, 2014 (in thousands):

November 30, 2014
	Simulations Plus, Inc.	Cognigen Corporation*	Eliminations	Total
Net Revenues	$2,951	$1,135		$4,086
Income (loss) from operations before income taxes	$683	$63		$746
Total assets	$25,905	$8,441	$(7,238)	$27,108
Capital expenditures	$17	$3		$20
Capitalized software costs	$274	$24		$298
Depreciation and Amortization	$367	$91		$458

*Cognigen Corporation was acquired on September 2, 2014.

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended November 30, 2014 and 2013 were as follows (in thousands):

November 30, 2014

	North America	Europe	Asia	South America	Total
Simulations Plus, Inc.	$1,346	$640	$965	$–	$2,951
Cognigen Corporation*	1,135	–	–	–	1,135
Total	$2,481	$640	$965	–	$4,086

*Cognigen Corporation was acquired on September 2, 2014

Note 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $57,327 and $26,127 for the three months ended November 30, 2014 and 2013, respectively.

Note 11: ACQUISITION/MERGER WITH COGNIGEN CORPORATION

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

On September 2, 2014, the Company paid the former shareholders of Cognigen a total of $5,200,000, comprised of cash in the amount of $2,080,000 and the issuance of 491,159 shares of the Company’s common stock valued at $3,120,000 (under the terms of the Merger Agreement a price of approximately $6.35 dollars per share was used based upon the volume-weighted average closing price of the Company’s shares of common stock for the 30-consecutive-trading-day period ending two trading days prior to September 2, 2014). The actual stock price at September 2, 2014 was $6.67, so the total value of the stock issued was approximately $3,277,000. The Merger Agreement provides for a two-year market standoff period in which the newly issued shares may not be sold by the recipients thereof.

Within three business days following the two-year anniversary of July 23, 2014 (the date of the Merger Agreement) and subject to any offsets, the Company will pay the former shareholders of Cognigen a total of $1,800,000, comprised of $720,000 of cash and the issuance of 170,014 shares of stock valued at $1,080,000 under the formula described above.

The Merger Agreement provides for a targeted working capital adjustment to be made 120 days after the closing date. Currently the amount of this adjustment has been preliminarily estimated to be $26,707 and is included in the following table showing estimated assets, liabilities, and total consideration.

Under the acquisition method of accounting, the total estimated purchase price is allocated to Cognigen’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (September 2, 2014). The following table summarizes the preliminary allocation of the purchase price for Cognigen:

Assets acquired, including accounts receivable of $934,000 and estimated Contracts receivable of $530,000	$1,524,389
Fixed assets acquired	458,351
Estimated value of software acquired	200,000
Estimated value of Intangibles acquired (Customer Lists, trade name etc.)	1,600,000
Estimated amount due to sellers - Working Capital Adjustment	(26,707)
Current Liabilities assumed	(644,499)
Goodwill	4,789,248
Estimated Deferred income taxes	(662,500)

Total Consideration	$7,238,282

Goodwill has been provided in the transaction based on estimates of future earnings of this subsidiary including anticipated synergies associated with the positioning of the combined company as a leader in model-based drug development. Based on the structure of the transaction, the Company does not anticipate benefiting from any tax deductions in future periods for recognized goodwill.

The accounting for this acquisition has not been completed, as further valuations and analyses are required to establish beginning fair market values and the implication on deferred taxes. The amounts shown are provisional, and do not include any adjustments for charges that will result from integration activities related to the acquisition. Additional assets or liabilities may be recorded that could affect the amounts. During the measurement period, any such adjustments to provisional amounts would increase or decrease goodwill. Adjustments that occur after the end of the measurement period will be recognized in the post-combination current period operations.

Consolidated supplemental Pro Forma information

The following consolidated supplemental pro forma information assumes that the acquisition of Cognigen took place on September 1, 2013 for the income statements for the three month period ended November 30, 2013. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Cognigen to reflect the same expenses in the period ended November 30, 2013 that were incurred in the current three months ended November 30, 2014. The adjustments include costs of acquisition of $410,000, the amortization of intangibles acquired during the merger, and depreciation changes to reflect the value of the fixed assets acquired that would have occurred assuming the fair value adjustments to fixed assets had been applied on September 1, 2013, together with consequential tax effects.

	For the three months ended November 30 ( in 1000’s)
	2014	2013
Net Sales	$4,086	$3,834
Net Income	$529	$492

Earnings per share
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

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

Cognigen, incorporated in 1992, is a leading provider of population modeling and simulation contract research services for the pharmaceutical and biotechnology industries. Cognigen’s clinical-pharmacology-based consulting services include pharmacokinetic and pharmacodynamic modeling, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. Cognigen develops software for harnessing cloud-based computing in support of modeling and simulation activities and provides consulting services to improve interdisciplinary collaborations and R&D productivity.

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

PRODUCTS

General

Simulations Plus develops and produces software for use in pharmaceutical research and in the education of pharmacy and medical students, and we provide contract consulting services to the pharmaceutical and chemical industries. Our wholly owned subsidiary, Cognigen, conducts high-quality analysis and regulatory report generation for data gathered during clinical trials of new and existing pharmaceutical products. Cognigen also has developed a proprietary software product called KIWI™ which is used internally and by some of its customers to access data and analysis results on Cognigen’s internal computer cloud. Each business division is discussed separately below, followed by a discussion of the expected synergies from the combination of Simulations Plus and Cognigen.

Simulations Plus

We currently offer six software products for pharmaceutical research: three simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus™, DDDPlus™, and MembranePlus™; and three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor™, MedChem Designer™, and MedChem Studio™. We call the combination of ADMET Predictor, MedChem Designer and MedChem Studio our ADMET Design Suite™. After years in development, our newest software product, MembranePlus, was released in October 2014.

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

The next major release, version 9.0, is already in development. This version will add the ability to simulate dosing of biologics (such as antibodies), and will add dermal (through the skin) drug absorption from creams and ointments. The dermal dosing capability was developed through a funded collaboration with a top-5 pharmaceutical company, and has been in use at the customer’s sites for over a year. A number of other improvements will be included in version 9.0 that will be announced with the release of the product, and which we believe will expand the market for GastroPlus in pharmaceutical research and development. We currently expect release of version 9.0 in early 2015.

DDDPlus

DDDPlus simulates in vitro laboratory experiments that measure the rate of dissolution of a drug and, if desired, the additives (excipients) in a particular dosage form (e.g., tablet or capsule) under a variety of experimental conditions. This software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the dissolution rate for various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, and (3) design in vitro dissolution experiments to better mimic in vivo conditions.

MembranePlus™

MembranePlus is a new product that has been under development for a number of years, but was put on hold for several years due to other priorities. The development effort was revived in the past year and the program was released in October 2014. Similar to DDDPlus, MembranePlus simulates laboratory experiments, but in this case, the experiments are for measuring permeability of drug-like molecules through various membranes, including several different cell cultures (Caco-2, MDCK) as well as artificially formulated membranes (PAMPA). The value of such a simulation derives from the fact that when the permeabilities of the same molecules are measured in different laboratories, results are often significantly different. These differences are caused by a complex interplay of factors in how the experiment was set up and run. MembranePlus simulates these experiments with their specific experimental details, and this enables the scientist to better interpret how results from specific experimental protocols can be used to predict permeability in human and animals, which is the ultimate goal. We believe MembranePlus is unique and a number of customers have expressed interest in the new capability.

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

During fiscal year 2014, we released version 7.1 of ADMET Predictor. This new version incorporates a powerful new model for predicting ionization constants (pKa’s), developed in a collaboration with Bayer AG that enabled us to more than double the size of our data set from about 16,000 pKa values to more than 35,000, and to expand the chemical space it covers to include a larger number of molecules more like those of interest to the pharmaceutical industry today. We believe the resulting improvement in pKa prediction will further differentiate our best-in-class model from any competitor. Predicting ionization is critical to predicting most other properties, so all other models (approximately 144) were retrained based on this new capability for version 7.1.

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

We are currently examining three different applications of this modeling engine: (1) building predictive models for missile aerodynamic force and moment coefficients as a function of missile geometry, Mach number, and angle of attack, (2) classifying/identifying missiles from radar tracking data, and (3) classifying patients as healthy or experiencing some disease state or genetic disorder evidenced by magnetic resonance imaging (MRI) of the brain. Other potential applications for this modeling engine have also been identified; however, our focus to date has been in these three areas.

The aerodynamic coefficient prediction problem was identified by the aerospace engineering department at Auburn University. Working with them, we have done some preliminary testing of the ADMET Modeler modeling engine for this type of problem. Results have been encouraging, and we believe there are government agencies and industrial aerospace companies that will find such a capability to be useful. To this end, we are developing a prototype AEROModeler™ program to test this concept and to use as a demonstrator for proposal efforts directed to potential funding agencies. A joint Simulations Plus/Auburn University scientific poster was accepted for presentation at the National Space and Missile Material Symposium/Commercial and Government Responsive Access to Space Technology Exchange (NSMMS/CRASTE) Conference in Huntsville, Alabama, in June 2014, and received attention and positive feedback from both government agencies and aerospace contractors, not only for aerodynamic coefficient predictions, but also for application to several other potential problems of interest to the industry. We have also successfully applied the same technology to identify/classify missiles from radar tracking data in a proof-of-concept study. Identification of missile characteristics from radar tracking data can be a valuable tool for example, in rapidly determining whether defensive countermeasures are needed for an observed launch, and if so, what type(s) of countermeasures are most appropriate. We are planning to present at two aerospace conferences in the first half of 2015 to further show what our technology can do for these new applications.

The analysis of magnetic resonance imaging (MRI) data to classify patients as healthy or likely to experience a form of autism (in our first proof-of-concept case) has been developed in cooperation with the MRI facility at Auburn University. This state-of-the-art facility has two MRIs – a 3-Tesla machine and a 7-Tesla machine. The amount of data from MRI imaging is massive, requiring us to modify our code to handle much larger data arrays than our previous applications have required. Our current goal is to demonstrate the potential of our modeling technology to provide useful classification of a patient into one of four groups based only on MRI data, so that we can approach various agencies (such as the NIH) to obtain funding to develop a commercial product. We presented a scientific poster at the Fourth Biennial Conference on Resting State/Brain Connectivity hosted by the Massachusetts Institute of Technology in September 2014 that received interest from a number of researchers working in this area.

We believe our artificial neural network ensemble modeling engine has a wide variety of applications and we intend to pursue funding to develop customized tools based on the engine for a number of potential applications.

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule-drawing program, or “sketcher”, but now has capabilities exceeding those of other molecule-drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free to our customers because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule-drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license the chemist would see the entire 145 predictions that are available.

When used with a license for ADMET Predictor, MedChem Designer becomes a de novo molecule design tool. With it, a researcher can draw one or more molecular structures, then click on the ADMET Predictor icon and have about 145 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index. Researchers can also click on an icon to generate the likely metabolites of a molecule and then predict all of the properties of those metabolites from ADMET Predictor, including their ADMET Risk scores. This is important because a metabolite of a molecule can be therapeutically beneficial (or harmful) even though the parent molecule is not.

Our proprietary ADMET Risk score provides a single number that tells the chemist how many default threshold values for various predicted properties were crossed (or violated) by each structure. The default rules can be modified and new rules can be added by the user to include any desired rule set based on any combination of calculated descriptors, predicted properties, and user inputs. Thus, in a single number, the chemist can instantly compare the effects of different structural changes in many dimensions. The ideal score is zero; however, a low score greater than zero might be acceptable, depending on what property(s) caused the points to be assigned. If the number is too high (greater than 5-6), the molecule is not likely to be successful as a drug. As chemists attempt to modify structures to improve one property, they often cause others to become unacceptable. Without ADMET Risk, the chemist would have to individually examine many key properties for each new molecule (and its metabolites) to determine whether any of them became unacceptable as a result of changing the structure.

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

NCE Projects

During late 2012, we initiated a new molecule (NCE, or New Chemical Entity) design project in which we used our own products to design novel molecules and have them synthesized and tested. Our goal was to demonstrate the ability of our ADMET Design Suite to generate new lead molecules in a fraction of the time and cost normally required in the pharmaceutical industry. We have conducted two NCE design projects. In the first, we designed molecules to test against the malaria parasite and in the other we designed molecules to test against the cyclo-oxygenase-2 (COX-2) enzyme that is the target for Celebrex®. Both projects were successful in that when the molecules that we designed were tested against the malaria parasite and the COX-2 enzyme, every molecule successfully inhibited the malaria parasite or the COX-2 enzyme. We believe these projects demonstrate that our ADMET Design Suite can save considerable time and money in developing new lead compounds for particular targets. We have generated revenue from new software sales that resulted from presenting our NCE project results.

KIWITM

Drug development programs rely increasingly on modeling and simulation analyses to support decision making and submissions to regulatory agencies. To ensure high quality analyses, organizations must not only apply high quality science, but must also be able to support the science by being able to validate the results. KIWI is a cloud-based web application that was developed to efficiently organize, process, maintain, and communicate the volume of data and results generated by pharmacologists and scientists over the duration of a drug development program. The validated workflow and tools within KIWI promote traceability and reproducibility of results.

KIWI Version 1.2 was released in September 2014. This new release includes output of new statistical criteria, new graphic and tabular outputs, and improvements in the KIWI interface to more easily access functionality throughout the application.

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

During fiscal year 2014, we continued to perform under our RCA with the FDA’s Center for Food Safety and Applied Nutrition (CFSAN). This RCA has a five-year term that commenced in January 2011. FDA scientists and our scientists are using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. Both FDA scientists and our scientists are building a series of models to classify new compounds as toxic or nontoxic from FDA datasets. Included early on in this effort was a special modification to ADMET Predictor requested by FDA scientists to allow the user to set a minimum value for specificity or sensitivity when building a model, and this is now a standard part of the program available to all users. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that determined all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one usually results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

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

Cognigen

We acquired Cognigen on September 2, 2014. Cognigen has a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments and clinical trials of new and existing pharmaceutical products, typically working on 30-40 drug projects per year. The modeling analysis of clinical trial data that Cognigen performs is different from the modeling analysis offered by Simulations Plus; the former relies more on statistical and semi-mechanistic models, whereas the latter relies more on mechanistic models. Statistical models rely on direct observation and the mathematical equations are used to fit data collected across multiple studies along with describing the variability within and between patients taking a medicine when the mechanistic understanding of a medicine may not be fully understood. Mechanistic models are based on the detailed understanding of the human body and involve mathematical and scientific representation of the phenomena involved in drug absorption, distribution, metabolism, and elimination. Collectively, the models guide drug formulation design and dose selection.

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

On July 23, 2014, we signed a merger agreement with Cognigen. The merger closed on September 2, 2014, and Cognigen became our wholly owned subsidiary. We believe the combination of Simulations Plus and Cognigen provides substantial future potential based on the complementary strengths of each of the companies. It is our intent to continue to search for acquisition opportunities that are compatible with our current businesses and that are accretive, i.e., adding to both revenues and earnings.

The Company’s financial performance has enabled the Company to maintain significant cash reserves while seeking merger candidates and continuing to invest in our marketing and sales activities in order to reach a wider customer base, as well as to distribute significant cash dividends to our shareholders, buy out the former royalty agreement with TSRL related to GastroPlus, and still have sufficient reserves to close the acquisition of Cognigen Corporation in September 2014.

In the fiscal year ended August 31, 2014 we distributed $0.19 per share in dividends to our shareholders. We anticipate future dividends to be $0.05 per share per quarter; however, there can be no assurances that such dividends will be distributed, or if so, whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended November 30, 2014 and 2013.

The following table sets forth our consolidated condensed consolidated statements of operations (in thousands) and the percentages that such items bear to net revenues:

	Three Months Ended
	11/30/14		11/30/13
Net revenues	$4,086	100%	$2,641	100%
Cost of revenues	998	24.4	448	17.5
Gross margin	3,088	75.6	2,192	82.5
Selling, general and administrative	2,079	50.9	1,071	40.1
Research and development	260	6.3	162	6.1
Total operating expenses	2,339	57.2	1,233	46.2
Income from operations	749	18.3	959	36.3
Other income	(3)	0.0	33	1.2
Income from operations before taxes	746	18.3	992	37.5
(Provision for) income taxes	(217)	(5.4)	(306)	(11.6)
Net income	$529	12.9%	$685	25.9%

Net Revenues

Consolidated net Revenues increased by 54.7% or $1.445 million to $4.086 million in the first fiscal quarter of Fiscal Year 2015 (“1QFY15”) from $2.641 million in the first fiscal quarter of Fiscal Year 2014 (“1QFY14”). $1.135 million of this increase was from revenues generated by our newly acquired subsidiary, Cognigen Corporation. Net revenues of the Simulations Plus division increased $310,000 or 11.7%, to $2,951,000 in 1QFY15 from $2,641,000 in 1QFY14. Software sales increased $288,000 and training revenues increased $33,000, while analytical study revenues decreased by $11,000.

Cost of Revenues

Consolidated Cost of Revenues increased by $549,000 in 1QFY15 to $998,000 from $448,000 in 1QFY14. The majority of this increase was salary expenses of $521,000 added as a result of the Cognigen Acquisition. Cost of revenues for Simulations Plus remained fairly constant in 1QFY15 compared to 1QFY14. Simulations Plus saw a decrease in royalty costs of $155,000 which was offset by increased amortization cost of $150,000 related to the TSRL agreement (see note 4). The royalty payment for 1QFY15 that would have been due under the previous TSRL agreement would have been approximately $182,000.

Cost of Revenues as a percentage of revenue increased from 17.0% in 1QFY14 to 24.4% in 1QFY15. This percentage change is a result of lower margins of Cognigen’ consulting services compared to Simulations Plus’s historical margins.

A significant portion of Cost of Revenues for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to revenues. This amortization cost increased approximately $22,000 or 11.2%, in 1QFY15 compared with 1QFY14.

Gross Margin

Consolidated gross margin increased $896,000 or 40.9%, to $3,088,000 in 1QFY15 from $2,192,000 in 1QFY14. $600,000 of this increase in gross margin is from Cognigen, which showed a 52.9% gross margin on $1.135M in revenues. The remainder of the increase came mainly from margin on software sales.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $1.008 million, or 94.4% to $2.079 million in 1QFY15 from $1.071 million in 1QFY14.

The major increases in SG&A expense were:

•	Cognigen Corporation SG&A Expenses, which were $538,000 for 1QFY15. Significant expenses for Cognigen for 1QFY15 were as follows:
o	Selling expenses - $25,000.
o	Amortization of customer lists and other intangibles - $37,000.
o	Depreciation Expense - $44,000.
o	Employee benefits - $86,000.
o	Software licensing - $42,000.
o	Payroll and payroll taxes - $205,000.
o	Rent - $47,000.

•	Simulation Plus increases:
o	Fees paid to business broker - We paid $398,000 in one-time fees and expenses to our financial advisor/business broker related to the Cognigen acquisition. That one expense represented 13.5% of revenues and 19.1% of the SG&A costs for the period ended 1QFY15.
o	Legal fees for the Cognigen acquisition – We paid $13,000 in one-time legal fees during 1QFY15 to complete the activities related to the Cognigen acquisition. Legal fees for 1QFY15 vs 1QFY14 increase by $3,000.
o	Commission expense - We incurred commissions to our Japanese and Chinese dealers as they increased their sales. Commissions were up by $38,000.
o	Salaries, wages, and related benefits increased by $28,000 due to increased staff, salary increases, and increases in benefit costs.
o	Trade shows, marketing labor, and travel costs - We continued to increase our visibility at tradeshows and conferences, increasing spending in these areas by approximately $45,000.

•	Simulation Plus decreases:

The only major decrease in SG&A expense was $36,000 less in officer bonuses in 1QFY15 vs 1QFY14 due to a change in executive officer agreements and the timing of the 2013 bonus.

Research and Development

We incurred approximately $534,000 of research and development costs during 1QFY15. Of this amount, $274,000 was capitalized to software development costs and $260,000 was expensed. In 1QFY14, we incurred $535,000 of research and development costs, of which $373,000 was capitalized to software development costs and $162,000 was expensed.

Other income (expense)

Net other income (expense) in 1QFY15 decreased by $36,000 to a net expense of $3,000 from $33,000 in 1QFY14. This is due mainly to lower interest income from reduced cash balances and currency exchange losses in 1QFY15 due to currency fluctuations.

Provision for Income Taxes

The provision for income taxes was $217,000 for 1QFY15 and $306,000 for 1QFY14. Our effective tax rate decreased to 29.1% in 1QFY15 from 31% in 1QFY14, due to lower income and attendant higher percentage of permanent tax deductions in 1QFY15 for R&D and other credits.

Net Income

Net income decreased by $156,000, or 22.8%, to $529,000 in 1QFY15 from $685,000 in 1QFY14. We attribute the majority of this decrease to the one-time consulting costs associated with the Cognigen acquisition, outweighing increases in software sales and other operating profits from Cognigen. Without the consulting costs of almost $400,000 and one-time legal costs of about $13,000, net income would have increased by approximately $290,000 to $820,000, an increase of 19.6% over 1QFY14.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we have been compensated in Japanese yen by Japanese customers and PRC Yuan (RMB) by Chinese customers. In the future, if foreign currency transactions increase significantly, we may mitigate this effect through foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 1A.	Risk Factors

N/A

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

N/A

Item 6.	Exhibits

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

_______________________________

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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 14, 2015.

Simulations Plus, Inc.

Date: January 14, 2015	By:	/s/ John R. Kneisel
John R. Kneisel
Chief Financial Officer

