Form 10-Q
period 2015-02-28
SIMULATIONS PLUS INC
filed 2015-04-14
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended February 28, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 14, 2015 was 16,852,117; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended February 28, 2015

Table of Contents

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	(Unaudited)	(Audited)
	February 28,	August 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$6,103,042	$8,614,929
Accounts receivable, net of allowance for doubtful accounts of $0	3,179,288	1,708,158
Revenues in excess of billings	648,933	158,914
Prepaid income taxes	326,234	748,359
Prepaid expenses and other current assets	268,787	188,160
Deferred income taxes	205,593	114,846
Total current assets	$10,731,877	$11,533,366
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $7,099,333 and $6,609,283	$3,893,345	$3,452,541
Property and equipment, net (note 3)	460,313	95,242
Intellectual property, net of accumulated amortization of $497,500 and $193,750	5,577,500	5,881,250
Other intangible assets net of accumulated amortization of $73,750	1,576,250	–
Goodwill	4,789,248	–
Other assets	34,082	18,445
Total assets	$27,062,615	$20,980,844

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$120,657	$130,547
Accrued payroll and other expenses	388,057	340,709
Accrued bonuses to officer	48,000	120,000
Other current liabilities	19,859	19,859
Current portion - Contracts payable (note 4)	750,000	750,000
Billings in excess of revenues	96,803	–
Deferred revenue	44,948	30,370
Total current liabilities	$1,468,324	$1,391,485

Long-term liabilities
Deferred income taxes	$3,289,089	$2,375,874
Payments due under Contracts payable (note 4)	3,604,404	1,750,000
Other long-term liabilities	18,204	28,134
Total liabilities	$8,380,021	$5,545,493

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 16,852,117 and 16,349,955 shares issued and outstanding	$5,323	$4,821
Additional paid-in capital	9,517,692	6,085,427
Retained earnings	9,159,579	9,345,103
Total shareholders' equity	$18,682,594	$15,435,351

Total liabilities and shareholders' equity	$27,062,615	$20,980,844

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended February 28,

(Unaudited)

	Three months ended		Six months ended
	2015	2014	2015	2014

Net sales	$4,574,191	$3,081,492	$8,660,382	$5,722,492
Cost of sales	1,125,660	492,199	2,123,394	940,619
Gross profit	3,448,531	2,589,293	6,536,988	4,781,873
Operating expenses
Selling, general, and administrative	1,612,742	1,103,547	3,679,182	2,174,638
Research and development	360,708	354,007	633,348	516,123
Total operating expenses	1,973,450	1,457,554	4,312,530	2,690,761

Income from operations	1,475,081	1,131,739	2,224,458	2,091,112

Other income (expense)
Interest income	4,412	7,957	9,004	16,983
Gain (loss) on currency exchange	(34,684)	4,428	(42,475)	28,137
Total other income (expense)	(30,272)	12,385	(33,471)	45,120
Income from operations before provision for income taxes	1,444,809	1,144,124	2,190,987	2,136,232
Provision for income taxes	(474,576)	(334,260)	(691,851)	(641,213)
Net Income	$970,233	$809,864	$1,499,136	$1,495,019

Earnings per share
Basic	$0.06	$0.05	$0.09	$0.09
Diluted	$0.06	$0.05	$0.09	$0.09

Weighted-average common shares outstanding
Basic	16,848,983	16,107,327	16,839,599	16,078,173
Diluted	17,105,412	16,356,544	17,096,357	16,319,902

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended February 28,

(Unaudited)

	2015	2014
Cash flows from operating activities
Net income	$1,499,136	$1,495,019
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	112,441	23,873
Amortization of capitalized computer software development costs	490,051	383,652
Amortization of Intellectual property	377,500	3,750
Stock-based compensation	150,624	71,087
Deferred income taxes	159,968	101,086
(Increase) decrease in
Accounts receivable	(536,612)	(711,477)
Revenues in excess of billings	(92,310)	–
Prepaid income taxes	422,125	(38,739)
Prepaid expenses and other assets	8,095	14,629
Increase (decrease) in
Accounts payable	(69,307)	160,712
Accrued payroll and other expenses	(397,090)	3,086
Accrued bonus	(72,000)	–
Billings in excess of revenues	(249,637)	–
Other liabilities	(9,930)	(9,929)
Deferred revenue	14,576	154,161
Net cash provided by operating activities	1,807,630	1,650,910

Cash flows from investing activities
Purchases of property and equipment	(19,159)	(18,353)
Cash used to purchase Cognigen	(2,080,000)	–
Cash received in acquisition	190,184	–
Capitalized computer software development costs	(730,855)	(733,454)
Net cash provided by (used in) investing activities	(2,639,830)	(751,807)

Cash flows from financing activities
Payment of Dividends	(1,684,660)	(1,450,429)
Proceeds from the exercise of stock options	4,973	73,445
Net cash (used in) financing activities of continuing operations	(1,679,687)	(1,376,984)

Net increase (decrease) in cash and cash equivalents	(2,511,887)	(477,881)
Cash and cash equivalents, beginning of year	8,614,929	10,179,298
Cash and cash equivalents, end of period	$6,103,042	$9,701,417

Supplemental disclosures of cash flow information
Interest paid	$–	$–
Income taxes paid	$76,519	$572,192

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Cognigen Corporation	$3,277,170	$–
Creation of contract liability for acquisition of Cognigen Corporation	$1,854,404	$–

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015 and 2014

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended February 28, 2015, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on November 28, 2014. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Accounts Receivable

We analyze the age of customer balances, historical bad debt experience, customer creditworthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If we determine that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed

Capitalized Computer Software Development Costs

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest programs MedChem Designer™ and MembranePlus™, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $490,051 and $383,652 for the six months ended February 28, 2015 and 2014, respectively, and amortization of software development costs was $276,761 and $191,823 for the three months ended February 28, 2015 and 2014, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of February 28, 2015, the Company determined that it has two reporting units, Simulations Plus and Cognigen Corporation. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of February 28, 2015, the entire balance of goodwill was attributed to the Company's Cognigen Corporation reporting unit. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during the periods ended February 28, 2015 and 2014.

Reconciliation of Goodwill for the period ended February 28, 2015:

Balance, August 31, 2014	$–
Addition	4,789,248
Impairments	–
Balance, February 28, 2015	$4,789,248

Other Intangible Assets

The following table summarizes other intangible assets as of February 28, 2015:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$68,750	$1,031,250
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete	Straight line 5 years	50,000	5,000	45,000
		$1,650,000	$73,750	$1,576,250

Amortization expense for the three and six months ended February 28, 2015 was $36,875 and 73,750, respectively.

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

The following table summarizes fair value measurements by level at February 28, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$6,103,042	$–	$–	$6,103,042

Total	$6,103,042	$–	$–	$6,103,042

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the six months periods ended February 28, 2015 and 2014 was $3,750 and was $1,875 for each three-month period ended February 28, 2015 and 2014. Accumulated amortization as of February 28, 2015 was $22,500.

On May 15, 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for the three and six months ended February 28, 2015 was $150,000 and $300,000, respectively. Accumulated amortization as of February 28, 2015 was $475,000. (See Note 4).

Total amortization expense for intellectual property agreements for the three and six months ended February 28, 2015 and 2014 was $151,875 and $1,875, and $303,750 and $3,750, respectively. Accumulated amortization as of February 28, 2015 was $497,500.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and six months ended February 28, 2015 and 2014 were as follows:

	Three month ended		Six month ended
	02/28/2015	02/28/2014	02/28/2015	02/28/2014
Numerator:
Net income attributable to common shareholders	$970,233	$809,864	$1,499,136	$1,495,019
Denominator:
Weighted-average number of common shares outstanding during the period	16,848,983	16,107,327	16,839,599	16,078,173
Dilutive effect of stock options	256,429	249,217	256,758	241,729
Common stock and common stock equivalents used for diluted earnings per share	17,105,412	16,356,544	17,096,357	16,319,902

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $150,624 and $71,087 for the six months ended February 28, 2015 and 2014, respectively, and was $84,825 and $55,727 for the three months ended February 28, 2015 and 2014, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General and Administration (SG&A), and Research and Development expense.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We adopted this standard during fiscal 2015 and believe that it did not have a significant effect on our financial position or results of operation.

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

Note 3: Property and Equipment

Property and equipment as of February 28, 2015 consisted of the following:

Equipment	$416,798
Computer equipment	123,234
Furniture and fixtures	182,073
Leasehold improvements	103,599
Sub total	825,704
Less: Accumulated depreciation and amortization	(365,391)
Net Book Value	$460,313

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

Future payments under the Agreements, which are non-interest-bearing, are due as follows:

Twelve month Period ending February 28	TSRL	Cognigen	Total
2015	$750,000	$–	$750,000
2016	750,000	1,854,404	2,604,404
2017	1,000,000	0	1,000,000
Total	$2,500,000	$1,854,404	$4,104,404
Less Current portion	(750,000)	–	(750,000)
Contract payable, net of current portion	$1,750,000	$1,854,404	$3,604,404

Note 5: COMMITMENTS AND CONTINGENCIES

Employment Agreement

On August 22, 2013, the Company entered into an employment agreement with its President/Chief Executive Officer that expired in August 2014. The employment agreement provided for an annual base salary of $300,000 per year, and a performance bonus in an amount equal to 5% of the Company’s net income before taxes of the previous fiscal year, not to exceed $60,000. The agreement also provided Employee stock options, exercisable for five years, to purchase ten (10) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 20,000 options over the term of the agreement. The Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months’ salary or b) the remainder of the term of the employment agreement from the date of notice of termination. A copy of the agreement is attached to the Company’s 2013 Form 10-K filed with the SEC on November 18, 2013 as Exhibit 10.9.

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

On September 2, 2014, Thaddeus H. Grasela, Jr., Ph.D., was appointed President of the Company and its wholly-owned subsidiary Cognigen, and the Company and Cognigen have entered into an Employment Agreement with Dr. Grasela (the “Grasela Employment Agreement”) which has a three-year term. Pursuant to the Grasela Employment Agreement, Dr. Grasela will receive an annual base salary of $250,000, will be eligible to receive Company stock options under the 2007 Simulations Plus, Inc. Stock Option Plan, as determined by the Company’s Board of Directors, and will be eligible to receive an annual performance bonus in an amount not to exceed 10% of salary to be determined by the Compensation Committee of the Company’s Board of Directors.

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

For the six months ended February 28, 2015 and 2014 we incurred royalty expense of $34,989 and $364,369, respectively and for the three months ended February 28, 2015 and 2014, we incurred royalty expense of approximately $24,824 and $198,837, respectively.

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

Note 6: SHAREHOLDERS’ EQUITY

Dividend

The Board of Directors declared cash dividends during fiscal year 2014. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/08/2013	11/15/2013	16,073,894	$0.04	$642,956
2/17/2014	2/24/2014	16,149,460	$0.05	807,473
5/09/2014	5/16/2014	16,165,171	$0.05	808,259
8/04/2014	8/11/2014	16,337,955	$0.05	816,897
Total				$3,075,585

The Board of Directors has also declared cash dividends during fiscal year 2015. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/07/2014	11/14/2014	16,841,114	$0.05	$842,056
1/26/2015	2/2/2015	16,852,117	$0.05	$842,604
Total				$1,684,660

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

Qualified Incentive Stock Options (Qualified ISO)

As of February 28, 2015, employees hold Qualified ISO to purchase 802,200 shares of common stock at exercise prices ranging from $1.00 to $6.85, which were granted prior to February 28, 2015.

Transactions in FY15	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2014	798,500	$4.59	6.265
Granted	17,000	$6.85
Exercised	(4,500)	$1.11
Cancelled/Forfeited	(8,800)	$6.85
Outstanding, February 28, 2015	802,200	$4.64	5.840
Exercisable, February 28, 2015	370,500	$2.40	2.737

The fair value of the options, including both ISO and NQSO options, granted during the six months ended February 28, 2015 is estimated at $130,781. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for Fiscal quarter ended February 28, 2015: dividend yield of 2.92%, pre-vest forfeiture rate of 6.23%, expected volatility of 49.55%, risk-free interest rate of 2.23%, and expected life of 6.90 years.

Non-Qualified Stock Options (Non-Qualified ISO)

As of February 28, 2015, the outside members of the Board of Directors hold options to purchase 35,600 shares of common stock at exercise prices ranging from $1.67 to $6.85, which were granted prior to February 28, 2015.

Transactions in FY15	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2014	56,600	$4.82	7.96
Granted	0	$0.00
Exercised	(6,503)	$3.28
Cancelled/Forfeited	(14,497)	$4.97
Outstanding, February 28, 2015	35,600	$5.05	7.38
Exercisable, February 28, 2015	19,000	$4.29	7.32

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 5.90 years at February 28, 2015. The exercise prices for the options outstanding at February 28, 2015 ranged from $1.00 to $6.85, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	193,000	3.02 years	$1.04	193,000	3.02 years	$1.04
$1.51	$3.00	13,600	5.15 years	$2.41	3,600	5.19 years	$2.19
$3.01	$4.50	133,500	2.36 years	$3.25	131,700	2.29 years	$3.23
$4.51	$6.00	128,000	3.85 years	$5.47	57,200	3.71 years	$5.42
$6.01	$6.85	369,700	9.42 years	$6.84	4,000	2.50 years	$6.67
TOTAL		837,800	5.90 years	$4.65	389,500	2.89 years	$2.49

NOTE 7: RELATED PARTY TRANSACTIONS

As of February 28, 2015, included in bonus expenses to officers was $48,000, of which $30,000 was accrued bonus representing an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996, and $18,000 accrued bonus representing an estimated quarterly amount of bonus payable to our President/Chief Executive Officer, Walter Woltosz as part of his current employment agreement.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that International sales accounted for 39.8% and 53% of net sales for the six months ended February 28, 2015 and 2014, respectively. Two customers accounted for 10% (a dealer account in Japan representing various customers) and 8% of sales for the six months ended February 28, 2015 compared to one customer (a dealer account in Japan representing various customers) accounting for 10% of sales for the six months ended February 28, 2014.

Accounts receivable concentration shows that one customer (a dealer account in Japan representing various customers) comprised 13% of accounts receivable at February 28, 2015, compared to two customers comprising 13% (a dealer account in Japan representing various customers) and 11% of accounts receivable at February 28, 2014.

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

Results for each segment and consolidated results are as follows for the three and six months ended February 28, 2015 (in thousands):

Three months ended February 28, 2015
	Simulations Plus, Inc	Cognigen Corporation*	Eliminations	Total
Net Revenues	$3,302	$1,271		$4,574
Income (loss) from operations	$1,288	$187		$1,475
Total assets	$25,974	$8,327	$(7,238)	$27,063
Capital expenditures	$0	$0		$0
Capitalized software costs	$393	$39		$432
Depreciation and Amortization	$431	$91		$458

Six months ended February 28, 2015
	Simulations Plus, Inc	Cognigen Corporation*	Eliminations	Total
Net Revenues	$6,254	$2,406		$8,660
Income (loss) from operations	1,975	249		$2,224
Total assets	$25,974	$8,327	$(7,238)	$27,063
Capital expenditures	$17	$3		$20
Capitalized software costs	$667	$64		$730
Depreciation and Amortization	$798	$182		$980

*Cognigen Corporation was acquired on September 2, 2014.

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months and six months ended February 28, 2015 and 2014 were as follows (in thousands):

Three months ended February 28, 2015

	North America	Europe	Asia	South America	Total
Simulations Plus, Inc.	$1,459	$1,265	$578	$1	$3,303
Cognigen Corporation *	$1,271	$0	$0	$0	$1,271
Total	$2,730	$1,265	$578	$1	$4,574

Six months ended February 28, 2015

	North America	Europe	Asia	South America	Total
Simulations Plus, Inc.	$2,805	$1,905	$1,543	$1	$6,254
Cognigen Corporation *	$2,406	–	–	–	$2,406
Total	$5,211	$1,905	$1,543	$1	$8,660

*Cognigen Corporation was acquired on September 2, 2014

Three and six months ended February 28, 2014**

	North America	Europe	Asia	South America	Total
Three Months	$968	$1,432	$673	$8	$3,081
Six Months	$2,228	$1,968	$1,515	$11	$5,722

** Does not include Cognigen Corporation acquired on September 2, 2014

Note 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $122,846 and $61,756 for the six months ended February 28, 2015 and 2014, respectively, and $65,519 and $35,629 for the three months ended February 28, 2015 and 2014, respectively.

Note 11: ACQUISITION/MERGER WITH COGNIGEN CORPORATION

On July 23, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cognigen Corporation (“Cognigen”). On September 2, 2014, the Company consummated the acquisition of all outstanding equity interests of Cognigen pursuant to the terms of the Merger Agreement, with Cognigen merging with and into a newly formed, wholly owned subsidiary of the Company. We believe the combination of Simulations Plus and Cognigen provides substantial future potential based on the complementary strengths of each of the companies.

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

The Merger Agreement provided for a targeted working capital adjustment to be made 120 days after the closing date.

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

Consolidated supplemental Pro Forma information

The following consolidated supplemental pro forma information assumes that the acquisition of Cognigen took place on September 1, 2013 for the income statements for the three- and six-month periods ended February 28, 2014. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Cognigen to reflect the same expenses in the period ended February 28, 2014 that were incurred in the current three months ended February 28, 2015. The adjustments include costs of acquisition of $410,000, the amortization of intangibles acquired during the merger, and depreciation changes to reflect the value of the fixed assets acquired that would have occurred assuming the fair value adjustments to fixed assets had been applied on September 1, 2013, together with consequential tax effects.

	For the three months ended February 28 ( in 1000’s)		For the six months ended February 28 ( in 1000’s)
	2015	2014	2015	2014
Net Sales	$4,574	$4,208	$8,660	$8,043
Net Income	$970	$598	$1,499	$1,109

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

The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by the forward-looking statements.

The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations.

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

GastroPlus

Our flagship product and largest source of revenues is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently the most widely used software of its type in pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. Because of the widespread use of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (OrBiTo). OrBiTo is an international collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of Europe, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of all other members. We believe participation in this initiative enables us to benefit from and to contribute to advancing the prediction of human oral bioavailability from preclinical data, and ensures that we are in front of the audience of member pharmaceutical companies and regulatory agencies.

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

The ADMET Modeler™ subprogram that is integrated into ADMET Predictor enables scientists to use their own experimental data to quickly create proprietary high-quality predictive models using the same powerful machine learning methods we use to build our top-ranked property predictions. Pharmaceutical companies expend substantial time and money conducting a wide variety of experiments on new molecules each year, resulting in large databases of experimental data. Using this proprietary data to build predictive models can provide a second return on their investment; however, model building has traditionally been a difficult and tedious activity performed by specialists. The automation in ADMET Modeler makes it easy for a scientist to create very powerful models with a minimum of training.

We are currently examining three different applications of this machine learning engine: (1) building predictive models for missile aerodynamic force and moment coefficients as a function of missile geometry, Mach number, and angle of attack, (2) classifying/identifying missiles from radar tracking data, and (3) classifying patients as healthy or experiencing some disease state or genetic disorder evidenced by magnetic resonance imaging (MRI) of the brain. Other potential applications for this modeling engine have also been identified; however, our focus to date has been in these three areas.

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

The analysis of magnetic resonance imaging (MRI) data to classify patients as healthy or likely to experience a form of autism (in our first proof-of-concept case) has been developed in cooperation with the MRI facility at Auburn University. This state-of-the-art facility has two MRIs – a 3-Tesla machine and a 7-Tesla machine. The amount of data from MRI imaging is massive, requiring us to modify our code to handle much larger data arrays than our previous applications have required. Our current goal is to demonstrate the potential of our modeling technology to provide useful classification of a patient into one of four groups based only on MRI data, so that we can approach various agencies (such as the NIH) to obtain funding to develop a commercial product. We presented a scientific poster at the Fourth Biennial Conference on Resting State/Brain Connectivity held at the Massachusetts Institute of Technology in September 2014 that received interest from a number of researchers working in this area.

We believe our machine learning modeling engine has a wide variety of applications and we intend to pursue funding to develop customized tools based on the engine for a number of potential applications.

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule-drawing program, or “sketcher”, but now has capabilities exceeding those of other molecule-drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free to our customers because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule-drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license the chemist would see the entire 145 predictions that are available. As of March 31, 2015, over 14,000 copies of MedChem Designer have been downloaded by scientists around the world.

When used with a license for ADMET Predictor, MedChem Designer becomes a de novo molecule design tool. With it, a researcher can draw one or more molecular structures, then click on the ADMET Predictor icon and have over 145 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index. Researchers can also click on an icon to generate the likely metabolites of a molecule and then predict all of the properties of those metabolites from ADMET Predictor, including each of their ADMET Risk scores. This is important because a metabolite of a molecule can be therapeutically beneficial (or harmful) even though the parent molecule is not.

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

MedChem Studio™

MedChem Studio is a tool that is used both for data mining and for de novo design of new molecules. In its data-mining role, MedChem Studio facilitates searching of large chemical libraries to find molecules that contain identified substructures, and it enables rapid generation of clusters (classes) of molecules that share common substructures from high-throughput screening (HTS) data. MedChem Studio version 4.0 was released during fiscal year 2014.

While MedChem Designer can be used to refine a small number of molecules, MedChem Studio can be used to create and screen (with ADMET Predictor) a very large number of molecules down to a few promising lead candidates. MedChem Studio has features that enable it to generate new molecular structures using a variety of de novo design methods. When MedChem Studio is used with ADMET Predictor and MedChem Designer (which we refer to as our ADMET Design Suite), we believe the programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high-throughput screening experiments to find the most promising classes (groups of molecules with a large common part of their structures) and molecules that are active against a particular target. In addition, MedChem Studio can take an interesting (but not acceptable) molecule and, using a variety of design algorithms, quickly generate many thousands to millions of high quality analogs (similar new molecules). These molecules can then be screened using ADMET Predictor to find molecules that are both active against the target as well as acceptable in a variety of ADMET properties.

NCE Projects

During late 2012, we initiated a new molecule (NCE, or New Chemical Entity) design project in which we used our own products to design novel molecules and have them synthesized and tested. Our goal was to demonstrate the ability of our ADMET Design Suite to generate new lead molecules in a fraction of the time and cost normally required in the pharmaceutical industry. We have conducted two NCE design projects. In the first, we designed molecules to test against the malaria parasite and in the other we designed molecules to test against the cyclo-oxygenase-2 (COX-2) enzyme that is the target for Celebrex®, while also inhibiting to a lesser extent the COX-1 enzyme that is the target for aspirin. Both projects were successful in that when the molecules that we designed were tested against the malaria parasite and the COX-2/COX-1 enzymes, every molecule successfully inhibited the malaria parasite or the COX-2/COX-1 enzymes. We believe these projects demonstrate that our ADMET Design Suite can save considerable time and money in developing new lead compounds for particular targets. We have generated revenue from new software sales that resulted from presenting our NCE project results.

KIWITM

Drug development programs rely increasingly on modeling and simulation analyses to support decision making and submissions to regulatory agencies. To ensure high-quality analyses, organizations must not only apply high-quality science, but must also be able to support the science by being able to validate the results. KIWI is a cloud-based web application that was developed to efficiently organize, process, maintain, and communicate the volume of data and results generated by pharmacologists and scientists over the duration of a drug development program. The validated workflow and tools within KIWI promote traceability and reproducibility of results.

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

We currently are working with the FDA on three different Research Collaboration Agreements (RCAs): the one for the ocular model in GastroPlus described above under “--GastroPlus,” and two more described below.

During fiscal year 2014, we continued to perform under our RCA with the FDA’s Center for Food Safety and Applied Nutrition (CFSAN). This RCA has a five-year renewable term that commenced in January 2011. FDA scientists and our scientists are using ADMET Predictor/Modeler to build predictive models for likely toxicities of food additives and contaminants. Both FDA scientists and our scientists are building a series of models to classify new compounds as toxic or nontoxic from FDA datasets. Included early on in this effort was a special modification to ADMET Predictor requested by FDA scientists to allow the user to set a minimum value for specificity or sensitivity when building a model, and this is now a standard part of the program available to all users. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that determined all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one usually results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

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

Cognigen

We acquired Cognigen on September 2, 2014. Cognigen has a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments and clinical trials of new and existing pharmaceutical products, typically working on 30-40 drug projects per year. The modeling analysis of clinical trial data that Cognigen performs is different from the modeling analysis offered by Simulations Plus; the former relies more on statistical and semi-mechanistic models, whereas the latter relies more on mechanistic models. Statistical models rely on direct observation and the mathematical equations are used to fit data collected across multiple studies along with describing the variability within and between patients taking a medicine when the mechanistic understanding of a medicine may not be fully understood. Mechanistic models are based on the detailed understanding of the human body and the chemistry of the drug and involve mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models guide drug formulation design and dose selection.

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

Results of Operations

Comparison of Three Months Ended February 28, 2015 and 2014.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	2/28/15		2/28/14
Net sales	$4,574	100.0%	$3,081	100.0%
Cost of sales	1,126	24.6	492	16.0
Gross profit	3,448	75.4	2,589	84.0
Selling, general and administrative	1,612	35.2	1,104	35.8
Research and development	361	7.9	354	11.5
Total operating expenses	1,973	43.1	1,458	47.3
Income from operations	1,475	32.3	1,131	36.7
Other income	(30)	0.7	12	0.4
Income from operations before taxes	1,445	31.6	1,144	37.1
(Provision for) income taxes	(475)	(10.4)	(334)	(10.8)
Net income	$970	21.2%	$810	26.3%

Net Revenues

Consolidated net revenues increased by 48.4% or $1.493 million to $4.574 million in the second fiscal quarter of Fiscal Year 2015 (“2QFY15”) from $3.081 million in the second fiscal quarter of Fiscal Year 2014 (“2QFY14”). $1.271 million of this increase was from revenues generated by our newly acquired subsidiary, Cognigen Corporation. Net revenues of Simulations Plus increased $221,000 or 7.2%, to $3.302 million in 2QFY15 from $3.081 million in 2QFY14. Software sales were down slightly by 0.2%, this was mainly due to a delayed renewal order for approximately $250,000 that renewed in the first week of the third quarter. Training revenues increased $54,000, while analytical study revenues increased by $171,000.

Cost of Revenues

Consolidated cost of revenues increased by $634,000 in 2QFY15 to $1,126,000 from $492,000 in 2QFY14. The majority of this increase was due to salary expenses of $520,000 added as a result of the Cognigen Acquisition. Cost of revenues for Simulations Plus increased $112,000 in 2QFY15 compared to 2QFY14, $48,000 of this increase was due to salaries related to increased analytical study activities and a $75,000 increase in software amortization expense. Simulations Plus saw a decrease in royalty costs of $174,000, which was offset by increased amortization cost of $150,000 related to the TSRL agreement (see note 4). The royalty payment for 2QFY15 that would have been due under the previous TSRL agreement would have been approximately $179,000.

Cost of revenues as a percentage of revenue increased from 16.0% in 2QFY14 to 24.6% in 2QFY15. This percentage change is a result of the blending of lower margins on Cognigen’s consulting services with Simulations Plus’s higher margins that are based primarily on software sales.

A significant portion of cost of revenues for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to revenues. This amortization cost increased approximately $85,000 or 11.2%, in 2QFY15 compared with 2QFY14. The increase is related to our latest releases of GastroPlus and ADMETPredictor.

Gross Margin

Consolidated gross margin increased $860,000 or 33.2%, to $3,448,000 in 2QFY15 from $2,589,000 in 2QFY14. $534,000 of this increase in gross margin is from Cognigen, which showed a 58% gross margin on $1,271,000 in revenues. The remainder of the increase came mainly from the Simulations Plus margin on software sales, training and analytical study revenues.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $509,000 or 46.1%, to $1.612 million in 2QFY15 from $1.104 million in 2QFY14.

The major increases in SG&A expense were:

•	Cognigen Corporation SG&A Expenses, which were $539,000 for 2QFY15. Significant expenses for Cognigen for 2QFY15 were as follows:
o	Selling expenses: $11,000
o	Amortization of customer lists and other intangibles: $37,000.
o	Depreciation Expense: $44,000.
o	Employee benefits: $94,000.
o	Software licensing: $42,000.
o	Payroll and payroll taxes: $200,000.
o	Rent: $47,000.

•	Simulation Plus SG&A expenses were down $30,000 in 2QFY15 compared to 2QFY14
o	Increases:
▪	Professional fees-Accounting: Fees increased by $27,000 over 2QFY14 as the Company’s tax return was prepared a quarter earlier in 2QFY15. In addition, the Company incurred additional accounting and tax-related costs associated with the Cognigen acquisition.
▪	Salaries: Increased $22,000 in 2QFY15, mainly due to annual salary adjustments and related payroll taxes.

o	Decreases:
▪	Selling expenses-travel costs: Decreased by $44,000 in 2QFY15, the result of less foreign travel compared to 2QFY14.
▪	Consulting Fees: decreased by $42,000. During 2QFY14 we were paying a business consultant related to our acquisition activities.
▪	Legal Fees: decreased by $38,000. During 2QFY14 we incurred legal fees associated with the amendment of the Company’s 2007 Stock Option Plan. There were no such fees in 2QFY15.

Research and Development

We incurred approximately $717,000 of research and development costs during 2QFY15. Of this amount, $394,000 was capitalized software development costs and $361,000 was expensed. In 2QFY14, we incurred $714,000 of research and development costs, of which $360,000 was capitalized software development costs and $354,000 was expensed.

Other income (expense)

Net other income (expense) in 2QFY15 decreased by $42,000 to a net expense of $30,000 from $12,000 of income in 2QFY14. This is due mainly to currency exchange losses in 2QFY15 caused by a strengthening US dollar.

Provision for Income Taxes

The provision for income taxes was $475,000 for 2QFY15 compared to $334,000 for 2QFY14. Our effective tax rate increased to 32.9% in 2QFY15 from 29.2% in 2QFY14, due to increased income and the attendant lower percentage of permanent tax deductions in 2QFY15 for R&D and other credits.

Net Income

Net income increased by $160,000, or 19.8%, in 2QFY15 to $970,000 from $810,000 in 2QFY14. We attribute the majority of this increase to the added earnings from our Cognigen subsidiary of $124,000 and the effect of approximately $34,000 in increased earnings from the parent company.

Comparison of Six Months Ended February 28, 2015 and 2014.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Six Months Ended
	02/28/15		02/28/14
Net sales	$8,660	100.0%	$5,722	100.0%
Cost of sales	2,123	24.5	941	16.4
Gross profit	6,537	75.5	4,782	83.6
Selling, general and administrative	3,679	42.5	2,175	38.0
Research and development	633	7.3	516	9.0
Total operating expenses	4,312	49.8	2,691	47.0
Income from operations	2,225	25.7	2,091	36.6
Other income	(34)	0.4	45	0.7
Income from operations before taxes	2,191	25.3	2,136	37.3
(Provision for) income taxes	(692)	(8.0)	(641)	(11.2)
Net income	$1,499	17.3%	$1,495	26.1%

Net Revenues

Consolidated net revenues increased by 51.3% or $2,938 million to $8.660 million in the first six months of Fiscal Year 2015 (“6moFY15”) from $5.722 million in the first six months of Fiscal Year 2014 (“6moFY14”). $2.406 million of this increase was from revenues generated by our newly acquired subsidiary, Cognigen Corporation. Net revenues of the Simulations Plus division increased $532,000 or 9.3%, to $6.254 million in 6moFY15 from $5.722 million in 6moFY14. Six-month software revenues were negatively impacted by a delayed renewal order for approximately $250,000 that was renewed the week after the quarter ended, and so had to be booked as third- quarter revenues. Nonetheless, 6moFY15 software sales increased $281,000 and training revenues increased $87,000 while analytical study revenues were up by $156,000 compared to 6moFY14.

Cost of Revenues

Consolidated cost of revenues increased by $1.182 Million to $2.123 Million in 6moFY15 from $941,000 in 6moFY14. The majority of this increase was salary expenses of $1.041 million added as a result of the Cognigen acquisition. Cost of revenues for Simulations Plus increased by $114,000 in 6moFY15 compared to 6moFY14. Of that amount, $86,000 was due to increased software amortization costs, and $31,000 was due to increased labor costs associated with increased study activities, plus another $19,000 of increased technical support costs. Simulations Plus saw a decrease in royalty costs of $330,000 for the first six months, which was offset by increased amortization cost of $300,000 related to the TSRL agreement (see note 4).

Cost of revenues as a percentage of revenue increased from 12.1% in 6moFY14 to 24.5% in 6moFY15. This percentage change is a result of the blending of lower margins on Cognigen’s consulting services with Simulations Plus’s higher margins that are based primarily on software sales.

A significant portion of cost of revenues for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to revenues. This amortization cost increased approximately $86,000 or 22.5% in 6moFY15 compared with 6moFY14. The increase is related to our latest releases of GastroPlus and ADMETPredictor.

Gross Margin

Consolidated gross margin increased $1.755 million or 36.7%, to $6.537 million in 6moFY15 from $4.782 in 6moFY14. $1.338 million of this increase in gross margin is from Cognigen, which showed a 55.6% gross margin on $2.406 million in revenues for 6moFY15. The remainder of the increase came mainly from margin on software sales and analytical studies.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $1.504 million, or 69.2% to $3.679 million in 6moFY15 from $2.175 million in 6moFY14.

The major increases in SG&A expense were:

•	Cognigen Corporation SG&A Expenses, which were $1.065 million for 6moFY15. Significant expenses for Cognigen for 6moFY15 were as follows:
o	Selling expenses: $36,000.
o	Amortization of customer lists and other intangibles: $74,000.
o	Depreciation Expense: $88,000.
o	Employee benefits: $182,000.
o	Software licensing: $84,000.
o	Payroll and payroll taxes: $405,000.Rent - $94,000.

•	Simulation Plus-Overall SG&A costs were up $440,000 in 6moFY15 compared to 6moFY14
o	Increases:
▪	Consulting Fees: Fees were up $351,000 for 6moFY15 compare to 6moFY14. We paid $398,000 in one-time fees and expenses to our financial advisor/business broker related to the Cognigen acquisition. That one-time expense represented 4.6% of revenues and 10.8% of the SG&A costs for the period ended 6moFY15.
▪	Commission expense: We incurred commissions to our Japanese and Chinese dealers as they increased their sales. Commissions were up by $49,000.
▪	Employee benefits: increased by $29,000 due to increased medical insurance costs and higher 401K cost on increased salaries.
▪	Payroll and payroll taxes: increased $46,000 due to annual salary increases and an increase in administrative time associated with the Cognigen integration.
▪	Profession fees-Accounting: increased by $28,000 over 6moFY14 as the Company’s tax return was prepared a quarter earlier in 6moFY15. In addition, the Company incurred additional accounting and tax-related costs associated with the Cognigen acquisition.

o	Decreases:
▪	Legal fees: We paid $13,000 in one-time legal fees during 6moFY15 to complete the activities related to the Cognigen acquisition; however, overall legal fees for 6moFY15 vs 6moFY14 decreased by $34,000. In 2014, we incurred legal fees associated with the buyout of the TSRL agreement (See Note 4), the review of proxy issues, and legal issues associated with the amendment of the Company’s 2007 Stock Option Plan. There were no such fees in 6moFY15.
▪	Bonus Expense was $42,000 less in 6moFY15 compared to 6moFY14 due to a change in executive officer agreements and the timing of the 2014 bonus.

Research and Development

We incurred approximately $1.364 million of research and development costs during 6moFY15. Of this amount, $731,000 was capitalized software development costs and $633,000 was expensed. In 6moFY14 we incurred $1.250 million of research and development costs, of which $734,000 was capitalized software development costs and $516,000 was expensed.

Other income (expense)

Net other income (expense) in 6moFY15 decreased by $79,000 to a net expense of $33,000 from income of $45,000 in 6moFY14. This is due mainly to currency exchange losses in 6moFY15 due to currency fluctuations caused by a strengthening US dollar.

Provision for Income Taxes

The provision for income taxes was $692,000 for 6moFY15 compared to $642,000 for 6moFY14. Our effective tax rate increased to 31.6% in 6moFY15 from 30% in 6moFY14, due to increased income and the attendant lower percentage of permanent tax deductions in 6moFY15 for R&D and other credits.

Net Income

Net income increased by $4,000, or 0.3%, to $1.499 million in 6moFY15 from $1.495 million in 6moFY14. As discussed above, we incurred one-time consulting costs associated with the Cognigen acquisition of $400,000. Without those one-time costs, net income would have increased by approximately $280,000 to $1,780,000 net of tax, an increase of 18.7% over 6moFY14. In addition, a major software renewal of approximately $250,000 was delayed into the first week of our third quarter.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we have been compensated in Japanese yen by Japanese customers and PRC Yuan by Chinese customers. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through price adjustments and/or foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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

Our management, including our CEO, president, and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

_______________

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

(10) Incorporated by reference to the Company’s Form 10-Q filed April 9, 2014.

(11) Incorporated by reference to the Company’s Form 8-K filed May 19, 2014.

(12) Incorporated by reference to the Company’s Form 8-K filed September 4, 2014.

(13) Incorporated by reference to the Company’s Form 8-K/A filed November 18, 2014.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 14, 2015.

Simulations Plus, Inc.

Date: April 14, 2015	By:	/s/ John R. Kneisel
John R. Kneisel Chief Financial Officer

