Form 10-Q
period 2015-05-31
SIMULATIONS PLUS INC
filed 2015-07-14
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended May 31, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 14, 2015 was 16,892,117; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended May 31, 2015

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	(Unaudited)	(Audited)
	May 31,	August 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$6,428,596	$8,614,929
Accounts receivable, net of allowance for doubtful accounts of $0	3,990,467	1,708,158
Revenues in excess of billings	924,793	158,914
Prepaid income taxes	–	748,359
Prepaid expenses and other current assets	269,776	188,160
Deferred income taxes	209,705	114,846
Total current assets	$11,823,337	$11,533,366
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $7,358,012 and $6,609,283	$3,880,162	$3,452,541
Property and equipment, net (note 3)	420,629	95,242
Intellectual property, net of accumulated amortization of $649,375 and $193,750	5,425,625	5,881,250
Other intangible assets net of accumulated amortization of $110,625	1,539,375	–
Goodwill	4,789,248	–
Other assets	34,082	18,445
Total assets	$27,912,458	$20,980,844

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$133,126	$130,547
Accrued payroll and other expenses	427,750	340,709
Accrued bonuses to officer	72,000	120,000
Income taxes payable	178,894	–
Other current liabilities	19,859	19,859
Current portion - Contracts payable (note 4)	750,000	750,000
Billings in excess of revenues	93,122	–
Deferred revenue	42,168	30,370
Total current liabilities	$1,716,919	$1,391,485

Long-term liabilities
Deferred income taxes	$3,510,899	$2,375,874
Payments due under Contracts payable (note 4)	2,854,404	1,750,000
Other long-term liabilities	13,239	28,134
Total liabilities	$8,095,461	$5,545,493

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 16,887,117 and 16,349,955 shares issued and outstanding	$5,358	$4,821
Additional paid-in capital	9,643,394	6,085,427
Retained earnings	10,168,245	9,345,103
Total shareholders' equity	$19,816,997	$15,435,351
	$–	–
Total liabilities and shareholders' equity	$27,912,458	$20,980,844

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended May 31,

(Unaudited)

	Three months ended		Nine months ended
	2015	2014	2015	2014

Net Revenues	$5,942,082	$3,740,567	$14,602,464	$9,463,059
Cost of revenues	1,115,402	227,600	3,238,796	1,168,219
Gross margin	4,826,680	3,512,967	11,363,668	8,294,840
Operating expenses
Selling, general, and administrative	1,624,610	1,204,312	5,303,792	3,378,950
Research and development	348,285	234,685	981,633	750,808
Total operating expenses	1,972,895	1,438,997	6,285,425	4,129,758

Income from operations	2,853,785	2,073,970	5,078,243	4,165,082

Other income (expense)
Interest income	4,391	8,017	13,394	25,000
Gain(loss) on currency exchange	(35,632)	7,340	(78,107)	35,477
Total other income (expense)	(31,241)	15,357	(64,713)	60,477
Income from operations before
provision for income taxes	2,822,544	2,089,327	5,013,530	4,225,559
Provision for income taxes	(970,122)	(781,778)	(1,661,972)	(1,422,991)
Net Income	$1,852,422	$1,307,549	$3,351,558	$2,802,568

Earnings per share
Basic	$0.11	$0.08	$0.20	$0.17
Diluted	$0.11	$0.08	$0.20	$0.17

Weighted-average common shares outstanding
Basic	16,862,128	16,193,976	16,847,191	16,117,198
Diluted	17,073,155	16,455,078	17,070,334	16,361,695

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended May 31,

(Unaudited)

	2015	2014
Cash flows from operating activities
Net income	$3,351,558	$2,802,568
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	168,585	35,730
Amortization of capitalized computer software development costs	748,730	584,237
Amortization of Intellectual property	566,250	30,625
Stock-based compensation	230,501	103,498
Deferred income taxes	377,666	1,349,585
(Increase) decrease in
Accounts receivable	(1,347,791)	(1,229,485)
Revenues in excess of billings	(368,170)	–
Prepaid income taxes	748,359	(644,945)
Prepaid expenses and other assets	7,106	72,993
Increase (decrease) in
Accounts payable	(56,838)	31,345
Accrued payroll and other expenses	(357,397)	38,255
Accrued bonus	(48,000)	30,000
Billings in excess of revenues	(253,318)	–
Accrued income taxes	178,894	–
Other liabilities	(14,895)	(14,894)
Deferred revenue	11,796	145,444
Net cash provided by operating activities	$3,943,036	3,334,956

Cash flows from investing activities
Purchases of property and equipment	(35,620)	(21,339)
Purchases of intellectual property	–	(2,500,000)
Cash used to purchase Cognigen	(2,080,000)	–
Cash received in acquisition	190,184	–
Capitalized computer software development costs	(976,350)	(1,051,700)
Net cash provided by (used in) investing activities	(2,901,786)	(3,573,039)

Cash flows from financing activities
Payment of Dividends	(2,528,416)	(2,258,688)
Payments on Contracts Payable	(750,000)
Proceeds from the exercise of stock options	50,833	75,445
Net cash (used in) financing activities of continuing operations	(3,227,583)	(2,183,243)

Net increase (decrease) in cash and cash equivalents	(2,186,333)	(2,421,326)
Cash and cash equivalents, beginning of year	8,614,929	10,179,298
Cash and cash equivalents, end of period	$6,428,596	$7,757,972

Supplemental disclosures of cash flow information
Interest paid	$–	$–
Income taxes paid	$320,707	$572,192

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Cognigen Corporation	$3,277,170	$–
Creation of contract liability for acquisition of Cognigen Corporation	$1,854,404	$–
Purchase of intellectual property with shares and notes payable	$–	$3,500,000

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015 and 2014

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2015, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on November 28, 2014. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Organization

Simulations Plus, Inc. was incorporated on July 17, 1996. On September 2, 2014, Simulations Plus, Inc. acquired all outstanding equity interests of Cognigen Corporation (“Cognigen”) pursuant to the terms of the Merger Agreement and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. (collectively, the "Company").

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

As a byproduct of ongoing improvements and upgrades for the new programs and new modules of software, some modifications are provided to customers who have already licensed software at no additional charge. Other software modifications result in new, additional cost modules that expand the functionality of the software. These are licensed separately. We consider the modifications that are provided without charge to be minimal, as they do not significantly change the basic functionality or utility of the software, but rather add convenience, such as being able to plot some additional variable on a graph in addition to the numerous variables that had been available before, or adding some additional calculations to supplement the information provided from running the software. Such software modifications for any single product have typically occurred once or twice per year, sometimes more, sometimes less. Thus, they are infrequent. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided.

Generally, we enter into one-year license agreements with customers for the use of our pharmaceutical software products. We recognize revenue on these contracts when all the criteria are met. Most license agreements have a term of one year; however, from time to time, we enter into multi-year license agreements. We generally unlock and invoice software one year at a time for multi-year licenses. Therefore, revenue is recognized one year at a time. Certain of the Company's software products are housed and supported on the Company's computer networks. Software revenues for those products are including in income over the life of the contract.

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

Accounts Receivable

We analyze the age of customer balances, historical bad debt experience, customer credit worthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If we determine that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest programs MedChem Designer™ and MembranePlusTM, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $748,730 and $584,237 for the nine months ended May 31, 2015 and 2014, respectively, and amortization of software development costs was $258,679 and $200,585 for the three months ended May 31, 2015 and 2014, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of May 31, 2015, the Company determined that it has two reporting units, Simulations Plus and Cognigen Corporation. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of May 31, 2015, the entire balance of goodwill was attributed to the Company's Cognigen Corporation reporting unit. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during the periods ended May 31, 2015 and 2014.

Reconciliation of Goodwill for the period ended May 31, 2015:

Balance, August 31, 2014	$–
Addition	4,789,248
Impairments	–
Balance, May 31, 2015	$4,789,248

Other Intangible Assets

The following table summarizes other intangible assets as of May 31, 2015:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$103,125	$996,875
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete	Straight line 5 years	50,000	7,500	42,500
		$1,650,000	$110,625	$1,539,375

Amortization expense for the three and nine months ended May 31, 2015 was $36,875 and $110,625, respectively.

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

The following table summarizes fair value measurements by level at May 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$6,428,596	$–	$–	$6,428,596

Total	$6,428,596	$–	$–	$6,428,596

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the nine months periods ended May 31, 2015 and 2014 was $5,625 and was $1,875 for each three-month period ended May 31, 2015 and 2014. Accumulated amortization as of May 31, 2015 was $24,375.

On May 15, 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for the nine months ended May 31, 2015 and 2014 was $450,000 and $25,000 respectively. Amortization expense for the three months ended May 31, 2015 and 2014 was $150,000 and $25,000 respectively. Accumulated amortization as of May 31, 2015 was $625,000. (See Note 4).

Total amortization expense for intellectual property agreements for the nine months ended May 31, 2015 and 2014 was $455,625 and $30,625, respectively. Total amortization expense for intellectual property agreements for the three months ended May 31, 2015 and 2014 was $151,875 and $26,875, respectively. Accumulated amortization as of May 31, 2015 was $649,375.

Earnings per Share

We report earnings per share (EPS) in accordance with FASB ASC 260-10. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted EPS is computed similar to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted EPS for the three and nine months ended May 31, 2015 and 2014 were as follows:

	Three month ended		Nine month ended
	05/31/2015	05/31/2014	05/31/2015	05/31/2014
Numerator:
Net income attributable to common shareholders	$1,852,422	$1,307,549	$3,351,558	$2,802,568
Denominator:
Weighted-average number of common shares outstanding during the period	16,862,128	16,193,976	16,847,191	16,117,198
Dilutive effect of stock options	211,027	261,102	223,143	244,497
Common stock and common stock equivalents used for diluted EPS	17,073,155	16,455,078	17,070,334	16,361,695

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $230,501 and $103,498 for the nine months ended May 31, 2015 and 2014, respectively, and was $79,877 and $32,411 for the three months ended May 31, 2015 and 2014, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General and Administrative (SG&A), and Research and Development expense.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We adopted this standard during fiscal 2015 and believe that it did not have a significant effect on our financial position or results of operation.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for years beginning after December 15, 2016. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 3: Property and Equipment

Property and equipment as of May 31, 2015 consisted of the following:

Equipment	$426,555
Computer equipment	123,234
Furniture and fixtures	188,778
Leasehold improvements	103,599
Sub total	842,166
Less: Accumulated depreciation and amortization	(421,537)
Net Book Value	$420,629

NOTE 4: CONTRACTS PAYABLE

TSRL

Pursuant to the termination and non-assertion agreement with TSRL (See note 2), the Company will pay TSRL $2,500,000 over a three-year period. The payment schedule, by year, is below.

Cognigen

On September 2, 2014, the Company acquired Cognigen Corporation (See note 11). As part of the consideration, the Company agreed that within three business days following the two-year anniversary of July 23, 2014 (the date of the Merger Agreement), and subject to any offsets, the Company will pay the former shareholders of Cognigen a total of $1,800,000, comprised of $720,000 of cash and the issuance of 170,014 shares of stock.

Future payments under the Agreements, which are non-interest-bearing, are due as follows:

Twelve month Period ending May 31	TSRL	Cognigen	Total
2016	750,000	0	750,000
2017	1,000,000	1,854,404	2,854,404
Total	$1,750,000	$1,854,404	$3,604,404
Less Current portion	(750,000)	–	(750,000)
Contract payable, net of current portion	$1,000,000	$1,854,404	$2,854,404

Note 5: COMMITMENTS AND CONTINGENCIES

Employment Agreement

On August 22, 2013, the Company entered into an employment agreement with its Chief Executive Officer that expired in August 2014. The employment agreement provided for an annual base salary of $300,000 per year, and a performance bonus in an amount equal to 5% of the Company’s net income before taxes of the previous fiscal year, not to exceed $60,000. The agreement also provided Employee stock options, exercisable for five years, to purchase ten (10) shares of Common Stock for each one thousand dollars ($1,000) of net income before taxes at the end of each fiscal year up to a maximum of 20,000 options over the term of the agreement. The Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company's only obligation would be to pay its President the greater of a) 12 months’ salary or b) the remainder of the term of the employment agreement from the date of notice of termination. A copy of the agreement is attached to the Company’s 2013 Form 10-K filed with the SEC on November 18, 2013 as Exhibit 10.9.

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

On September 2, 2014, Thaddeus H. Grasela, Jr., Ph.D., was appointed President of the Company and its wholly owned subsidiary Cognigen, and the Company and Cognigen have entered into an Employment Agreement with Dr. Grasela (the “Grasela Employment Agreement”), which has a three-year term. Pursuant to the Grasela Employment Agreement, Dr. Grasela will receive an annual base salary of $250,000, will be eligible to receive Company stock options under the 2007 Simulations Plus, Inc., Stock Option Plan as determined by the Company’s Board of Directors, and will be eligible to receive an annual performance bonus in an amount not to exceed 10% of salary, to be determined by the Compensation Committee of the Company’s Board of Directors.

License Agreement

The Company executed a royalty agreement with Accelrys, Inc. (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the company now operates under the name Biovia. Under this agreement for the nine months ended May 31, 2015 and 2014 we incurred royalty expense of $58,187 and $32,680, respectively and for the three months ended May 31, 2015 and 2014, we incurred royalty expense of approximately $23,197 and $8,613, respectively.

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

Note 6: SHAREHOLDERS’ EQUITY

Dividend

The Board of Directors declared cash dividends during fiscal year 2014. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/8/2013	11/15/2013	16,073,894	$0.04	$642,956
2/17/2014	2/24/2014	16,149,460	$0.05	$807,473
5/09/2014	5/16/2014	16,165,171	$0.05	$808,259
8/4/2014	8/11/2014	16,337,955	$0.05	$816,897
Total				$3,075,585

The Board of Directors has also declared cash dividends during fiscal year 2015. The details of dividends paid are in the following table:

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/7/2014	11/14/2014	16,841,114	$0.05	$842,056
1/26/2015	2/2/2015	16,852,117	$0.05	$842,606
5/11/2015	5/18/2015	16,875,117	$0.05	$843,754
Total				$2,528,416

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

Qualified Incentive Stock Options (Qualified ISO)

As of May 31, 2015, employees hold Qualified ISO to purchase 752,500 shares of common stock at exercise prices ranging from $1.00 to $6.85, which were granted prior to May 31, 2015.

Transactions in FY15	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2014	798,500	$4.59	6.27
Granted	17,000	$6.85
Exercised	(39,500)	$1.29
Cancelled/Forfeited	(23,500)	$6.85
Outstanding, May 31, 2015	752,500	$4.75	5.73
Exercisable, May 31, 2015	345,500	$2.52	2.70

The fair value of the options, including both ISO and NQSO options, granted during the nine months ended May 31, 2015 is estimated at $44,987. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for Fiscal quarter ended May 31, 2015: dividend yield of 2.92%, pre-vest forfeiture rate of 6.23%, expected volatility of 49.55%, risk-free interest rate of 2.23%, and expected life of 6.90 years.

Non-Qualified Stock Options (Non-Qualified ISO)

As of May 31, 2015, the outside members of the Board of Directors hold options to purchase 35,600 shares of common stock at exercise prices ranging from $1.67 to $6.85, which were granted prior to May 31, 2015.

Transactions in FY15	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2014	56,600	$4.82	7.96
Granted	0	$0.00
Exercised	(6,503)	$3.28
Cancelled/Forfeited	(14,497)	$4.97
Outstanding, May 31, 2015	35,600	$5.05	7.13
Exercisable, May 31, 2015	19,000	$4.29	5.72

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 5.72 years at May 31, 2015. The exercise prices for the options outstanding at May 31, 2015 ranged from $1.00 to $6.85, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	163,000	3.02 years	$1.03	163,000	3.21 years	$1.03
$1.51	$3.00	8,600	4.91 years	$2.37	8,600	4.91 years	$2.37
$3.01	$4.50	133,500	2.11 years	$3.25	131,700	2.04 years	$3.24
$4.51	$6.00	128,000	3.60 years	$5.47	57,200	3.46 years	$5.42
$6.01	$6.85	355,000	9.17 years	$6.84	4,000	2.25 years	$6.68
TOTAL		788,100	5.79 years	$4.76	364,500	2.86 years	$2.61

NOTE 7: RELATED PARTY TRANSACTIONS

As of May 31, 2015, included in bonus expenses to officers was $72,000, of which $45,000 was accrued bonus representing an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996, and $27,000 accrued bonus representing an estimated quarterly amount of bonus payable to the Chief Executive Officer, Walter Woltosz, as part of his current employment agreement.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that international sales accounted for 39.5% and 53% of net sales for the nine months ended May 31, 2015 and 2014, respectively. Three customers accounted for 8% (a dealer account in Japan representing various customers), 7%, and 5% of sales for the nine months ended May 31, 2015, compared with three customers accounting for 14% (a dealer account in Japan representing various customers), 9%, and 5% of sales for the nine months ended May 31, 2014.

Accounts receivable concentration shows that two customers comprise 18% and 16% (a dealer account in Japan representing various customers), respectively, of accounts receivable at May 31, 2015, compared to three customers that comprised 23%, 18% (a dealer account in Japan representing various customers), and 10% of accounts receivable at May 31, 2014.

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

Results for each segment and consolidated results are as follows for the three and nine months ended May 31, 2015 (in thousands):

Three months ended May 31, 2015

	Simulations Plus, Inc.	Cognigen Corporation*	Eliminations	Total
Net Revenues	$4,541	$1,401		$5,942
Income (loss) from operations before income taxes	$2,445	$377		$2,822
Total assets	$26,336	$8,814	$(7,238)	$27,912
Capital expenditures	$7	$10		$17
Capitalized software costs	$193	$53		$246
Depreciation and Amortization	$413	$91		$504

Nine months ended May 31, 2015

	Simulations Plus, Inc.	Cognigen Corporation*	Eliminations	Total
Net Revenues	$10,795	$3,807		$14,602
Income (loss) from operations before income taxes	$4,386	$627		$5,013
Total assets	$26,336	$8,814	$(7,238)	$27,912
Capital expenditures	$23	$14		$37
Capitalized software costs	$860	$116		$976
Depreciation and Amortization	$1,211	$273		$1,484

*Cognigen Corporation was acquired on September 2, 2014.

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months and nine months ended May 31, 2015 and 2014 were as follows (in thousands):

Three months ended May 31, 2015

	North America	Europe	Asia	South America	Total
Simulations Plus, Inc.	$2,239	$1,287	$1,003	$12	$4,541
Cognigen Corporation *	$1,401	$0	$0	$0	$1,401
Total	$3,640	$1,287	$1,003	$12	$5,942

Nine months ended May 31, 2015

	North America	Europe	Asia	South America	Total
Simulations Plus, Inc.	$5,029	$3,201	$2,552	$13	$10,795
Cognigen Corporation *	$3,807	–	–	–	$3,807
Total	$8,836	$3,201	$2,552	$13	$14,602

*Cognigen Corporation was acquired on September 2, 2014

Three and nine months ended May 31, 2014**

	North America	Europe	Asia	South America	Total
Three Months	$2,350	$672	$719	$0	$3,741
Nine Months	$4,480	2,684	2,273	$26	$9,463

** Does not include Cognigen Corporation acquired on September 2, 2014

Note 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $179,591 and $89,784 for the nine months ended May 31, 2015 and 2014, respectively, and $56,745 and $28,028 for the three months ended May 31, 2015 and 2014, respectively.

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

Under the acquisition method of accounting, the total estimated purchase price is allocated to Cognigen’s tangible and intangible assets and liabilities based on its estimated fair values at the date of the completion of the acquisition (September 2, 2014). The following table summarizes the preliminary allocation of the purchase price for Cognigen:

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

The accounting for this acquisition has not been completed, as further valuations and analysis is required to establish beginning fair market values and the implication on deferred taxes. The amounts shown are provisional, and do not include any adjustments for charges that will result from integration activities related to the acquisition. Additional assets or liabilities may be recorded that could affect the amounts. During the measurement period, any such adjustments to provisional amounts would increase or decrease goodwill. Adjustments that occur after the end of the measurement period will be recognized in the post-combination current period operations.

Consolidated supplemental Pro Forma information

The following consolidated supplemental pro forma information assumes that the acquisition of Cognigen took place on September 1, 2013 for the income statements for the three- and nine-month periods ended May 31, 2014. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Cognigen to reflect the same expenses in the period ended May 31, 2014 that were incurred in the period ended May 31, 2015. The adjustments include costs of acquisition of $410,000, the amortization of intangibles acquired during the merger, and depreciation changes to reflect the value of the fixed assets acquired that would have occurred assuming the fair value adjustments to fixed assets had been applied on September 1, 2013, together with consequential tax effects.

	For the three months ended May 31 (in 1000’s)		For the nine months ended May 31 (in 1000’s)
	2015	2014	2015	2014
Net Sales	$5,942	$5,073	$14,602	$13,116
Net Income	$1,852	$1,506	$3,352	$2,543

Item 2.	Management's Discussion and Analysis or Plan of Operations

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

Cognigen, incorporated in 1992, is a leading provider of population modeling and simulation contract research services for the pharmaceutical and biotechnology industries. Cognigen’s clinical-pharmacology-based consulting services include pharmacokinetic and pharmacodynamic modeling, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. Cognigen has also developed software for harnessing cloud-based computing in support of modeling and simulation activities and provides consulting services to improve interdisciplinary collaborations and R&D productivity.

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

PRODUCTS

General

Simulations Plus develops and produces software for use in pharmaceutical research and in the education of pharmacy and medical students, and we provide contract consulting services to the pharmaceutical and chemical industries. Our wholly owned subsidiary, Cognigen, conducts high-quality analysis and regulatory report generation for data gathered during clinical trials of new and existing pharmaceutical products. Cognigen also has developed a proprietary software product called KIWI™, which is used internally and by some of its customers to access data and analysis results on Cognigen’s internal computer cloud. Each business division is discussed separately below, followed by a discussion of the expected synergies from the combination of Simulations Plus and Cognigen.

Simulations Plus

We currently offer six software products for pharmaceutical research: three simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus™, DDDPlus™, and MembranePlus™; and three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor™, MedChem Designer™, and MedChem Studio™. We call the combination of ADMET Predictor, MedChem Designer, and MedChem Studio our ADMET Design Suite™. After years in development, our newest software product, MembranePlus, was released in October 2014.

GastroPlus

Our flagship product and largest source of revenue is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently the most widely used software of its type in pharmaceutical companies worldwide, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. Because of the widespread use of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (OrBiTo). OrBiTo is an international collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of Europe, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of all other members. We believe participation in this initiative enables us to benefit from and to contribute to advancing the prediction of human oral bioavailability from preclinical data, and ensures that we are in front of the audience of member pharmaceutical companies and regulatory agencies.

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

During this reporting period, we submitted a proposal in response to a new request from the FDA for a similar RCA to investigate dosing of Long-Acting Injectable Microspheres. If awarded, this effort will also be funded for $200,000 per year for up to three years; however, we will not know whether we will be awarded a contract until August or September 2015.

Version 9.0 of GastroPlus was released during the current reporting period. This is the largest single upgrade we’ve made to the program to date, and the expanded level of science and technology incorporated in this version adds valuable new functionalities that we believe provides the most advanced decision-making tool for preclinical and early clinical trial simulation and modeling analysis available today. Several of the significant enhancements include:

•	ability to simulate the absorption and distribution of biologics (antibodies and proteins)
•	ability to simulate dosing to the skin, including patches, creams, ointments, and subcutaneous injections
•	tighter integration with our ADMET Predictor™ software to increase the utility of the program in early drug discovery.

Our goal with GastroPlus is to integrate the best science into user-friendly software to enable pharmaceutical researchers and regulators to perform sophisticated analyses of complex drug behaviors in humans and laboratory animals. Already the most widely used program in the world for physiologically based pharmacokinetics (PBPK), the addition of these new capabilities is expected to expand the user base earlier into both earlier drug discovery as well as expanded application in clinical trial data analysis within the pharmaceutical industry, while also helping us further penetrate the biopharmaceuticals, food, cosmetics, and general toxicology markets.

DDDPlus

DDDPlus simulates in vitro laboratory experiments that measure the rate of dissolution of a drug and, if desired, the additives (excipients) in a particular dosage form (e.g., tablet or capsule) under a variety of experimental conditions. This software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the dissolution rate for various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, and (3) design in vitro dissolution experiments to better mimic in vivo conditions. A major upgrade to DDDPlus is in final stages of development and is currently expected to be released during 4QFY15 prior to August 31, 2015.

MembranePlus™

MembranePlus is a new product that has been under development for a number of years, but was put on hold for several years due to other priorities. The development effort was revived in the past two years and the program was released in October 2014. Similar to DDDPlus, MembranePlus simulates laboratory experiments, but in this case, the experiments are for measuring permeability of drug-like molecules through various membranes, including several different cell cultures (Caco-2, MDCK) as well as artificially formulated membranes (PAMPA). The value of such a simulation derives from the fact that when the permeabilities of the same molecules are measured in different laboratories, results are often significantly different. These differences are caused by a complex interplay of factors in how the experiment was set up and run. MembranePlus simulates these experiments with their specific experimental details, and this enables scientists to better interpret how results from specific experimental protocols can be used to predict permeability in human and animals, which is the ultimate goal. We believe MembranePlus is unique and a number of customers have expressed interest in the program and sales are beginning to come in. We expect to see a gradual increase in sales for this new product, much like we experienced with DDDPlus in its introduction, as scientists learn what such a program can do for them.

ADMET Predictor™

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a chemistry-based computer program that takes molecular structures as inputs and predicts approximately 145 different properties for them at an average rate of over 100,000 compounds per hour on a modern laptop computer. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, or to generate estimates of unknown properties for molecules that have been synthesized, but for which only a limited number of experimental properties have been measured. Thus, a chemist can assess the likely success of a large number of existing molecules in a company’s chemical library, as well as molecules that have never been made, by providing their molecular structures, either by drawing them using a tool such as our MedChem Designer software, or by automatically generating large numbers of molecules using various computer algorithms, including those embedded in our MedChem Studio software.

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

This latest release of ADMET Predictor contains updated cytochrome P450 enzyme kinetics models that are seamlessly integrated into the recently released GastroPlus™ Version 9.0, enhancing the synergy between predicted properties and PBPK simulations. It also contains two new models related to human liver microsome (HLM) stability, an experiment that is routinely run on newly synthesized compounds in the pharmaceutical industry. The updated models illustrate our commitment to providing the best predictive models in the industry.

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

We are currently examining three applications of this machine learning engine outside of our normal pharmaceutical markets: (1) building predictive models for missile aerodynamic force and moment coefficients as a function of missile geometry, Mach number, and angle of attack, (2) classifying/identifying missiles from radar tracking data, and (3) classifying patients as healthy or experiencing some disease state or genetic disorder evidenced by magnetic resonance imaging (MRI) of the brain. Other potential applications for this modeling engine have also been identified; however, our focus to date has been in these three areas.

The aerodynamic coefficient prediction problem was identified by the aerospace engineering department at Auburn University. Working with them, we have done some preliminary testing of the ADMET Modeler modeling engine for this type of problem. Results have been encouraging, and we believe there are government agencies and industrial aerospace companies that will find such a capability to be useful. To this end, we are developing a prototype AEROModeler™ program to test this concept and to use as a demonstrator for proposal efforts directed to potential funding agencies. A joint Simulations Plus/Auburn University scientific poster was accepted for presentation at the National Space and Missile Material Symposium/Commercial and Government Responsive Access to Space Technology Exchange (NSMMS/CRASTE) Conference in Huntsville, Alabama, in June 2014 and another in June 2015. Positive feedback both from government agencies and aerospace contractors was received at both meetings, not only for aerodynamic coefficient predictions, but also for application to several other potential problems of interest to the industry. We have also successfully applied the same technology to identify/classify missiles from radar tracking data in a proof-of-concept study. Identification of missile characteristics from radar tracking data can be a valuable tool, for example, in rapidly determining whether defensive countermeasures are needed for an observed launch, and if so, what type(s) of countermeasures are most appropriate. We presented at two aerospace conferences in June 2015 to further show what our technology can do for these new applications.

The analysis of magnetic resonance imaging (MRI) data to classify patients as healthy or likely to experience a form of autism (in our first proof-of-concept case) has been developed in cooperation with the MRI Research Facility at Auburn University. This state-of-the-art facility has two MRIs – a 3-Tesla machine and a 7-Tesla machine. The amount of data from MRI imaging is massive, requiring us to modify our code to handle much larger data arrays than our previous applications have required. Our current goal is to demonstrate the potential of our modeling technology to provide useful classification of a patient into one of four groups based only on MRI data, so that we can approach various agencies (such as the NIH) to obtain funding to develop a commercial product. We presented a scientific poster at the Fourth Biennial Conference on Resting State/Brain Connectivity held at the Massachusetts Institute of Technology in September 2014 that received interest from a number of researchers working in this area. Although our recent Phase I Small Business Innovation Research (SBIR) proposal to the National Institute of Biomedical Imaging and Bioengineering did not result in an award, we believe other funding opportunities exist and that the results we have achieved are significantly better than results from other organizations published in the scientific literature.

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

When used with a license for ADMET Predictor, MedChem Designer becomes a de novo molecule design tool. With it, a researcher can draw one or more new molecular structures, then click on the ADMET Predictor icon and have over 145 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index. Researchers can also click on an icon to generate the likely metabolites of a molecule and then predict all of the properties of those metabolites from ADMET Predictor, including each of their ADMET Risk scores. This is important because a metabolite of a molecule can be therapeutically beneficial (or harmful) even though the parent molecule is not.

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

During fiscal year 2014, we released version 3.0 of MedChem Designer, which added the ability to capture the image of a molecular structure from a variety of publication files with a new snapshot tool, and then have the program automatically convert the graphic image into any of several computer-based chemical structure files. Converting from lines and letters on the screen to an exact chemical representation of the molecule (Optical Structure Recognition, or OSR) is a complex task. Although a few OSR programs are in existence, we are not aware of any that can accurately convert as many varieties of images to chemical representation as the OSR tool within MedChem Designer. Such a capability allows chemists to quickly capture molecular structures from the scientific literature, PowerPoint® presentations, and other documents to use for various purposes, including for use in our simulation and modeling software programs.

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

While MedChem Designer can be used to refine a small number of molecules, MedChem Studio can be used to create and screen (with ADMET Predictor) a very large number of molecules down to a few promising lead candidates. MedChem Studio has features that enable it to generate new molecular structures using a variety of de novo design methods. When MedChem Studio is used with ADMET Predictor and MedChem Designer (which we refer to as our ADMET Design Suite), we believe the programs provide an unmatched capability for chemists to create and search through large libraries of compounds that have undergone high-throughput-screening experiments to find the most promising classes (groups of molecules with a large common part of their structures) and molecules that are active against a particular target. In addition, MedChem Studio can take an interesting (but not acceptable) molecule and, using a variety of design algorithms, quickly generate many thousands to millions of high-quality analogs (similar new molecules). These molecules can then be screened using ADMET Predictor to find molecules that are both active against the target as well as acceptable in a variety of ADMET properties.

NCE Projects

During late 2012, we initiated a new molecule (NCE, or New Chemical Entity) design project in which we used our own products to design novel molecules and have them synthesized and tested. Our goal was to demonstrate the ability of our ADMET Design Suite to generate new lead molecules in a fraction of the time and cost normally required in the pharmaceutical industry. We have conducted two NCE design projects. In the first, we designed molecules to test against the malaria parasite Plasmodium falciparum, and in the other we designed molecules to test against the cyclo-oxygenase-2 (COX-2) enzyme that is the target for Celebrex®, while also inhibiting to a lesser extent the COX-1 enzyme that is the target for aspirin. Both projects were successful in that every one of the molecules we designed inhibited the malaria parasite or the COX-2/COX-1 enzymes. We believe these projects demonstrate that our ADMET Design Suite can save considerable time and money in developing new lead compounds for particular targets. We have generated revenue from new software sales that resulted from presenting our NCE project results.

KIWITM

Drug development programs rely increasingly on modeling and simulation analyses to support decision making and submissions to regulatory agencies. To ensure high-quality analyses, organizations must not only apply high-quality science, but must also be able to support the science by being able to validate the results. KIWI is a cloud-based web application that was developed by our Cognigen subsidiary to efficiently organize, process, maintain, and communicate the volume of data and results generated by pharmacologists and scientists over the duration of a drug development program. The validated workflow and tools within KIWI promote traceability and reproducibility of results.

The pharmaceutical industry has been rapidly adopting cloud technology as a solution to ever-expanding computer processing needs. Leveraging our 20-plus years of experience in providing an architecture supporting modeling and simulation efforts, we have developed KIWI as a secure, validated, enterprise-scale environment, enabling global teams to collaborate on model-based decision making. KIWI has proven to be a valuable platform for encouraging interdisciplinary discussions about the model development process and interpretation of results. We continue to receive positive feedback about the functionality implemented in KIWI and the value of the approach we have taken to harness cloud technology. As Cognigen intends to continue to improve functionality and collaboration within the KIWI platform, the licensing fee is expected to be a source of recurring high-margin revenue for further development and growth. KIWI Version 1.3 was released in May 2015. This version of KIWI provides our user community with access to new features that accelerate completion of modeling projects by decreasing run times and facilitating the comparison and exporting of results across models. These features include dynamic comparisons of model parameter estimates and diagnostic plots, export of model run records for regulatory submissions, and accelerated infrastructure with the upgrade to the latest versions of NONMEM® and Perl-speaks-NONMEM running in a 64-bit Linux environment.

Contract Research and Consulting Services

Our employees have expertise in oral absorption and pharmacokinetics. They have been speakers or presenters at over 150 scientific meetings worldwide in the past four years. We frequently conduct contracted studies for large customers (including the five largest pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing, and we have expanded our Simulations Studies team to meet the increased workload. Our acquisition of Cognigen has resulted in increased demand for the consulting services of both companies.

We currently provide software to the FDA under a Research Collaboration Agreement (RCAs) that was initiated in January 2011, and we are actively working with the FDA on two other RCAs: the one for the ocular model in GastroPlus described above under “--GastroPlus,” and two more described below.

Our RCA with the FDA’s Center for Food Safety and Applied Nutrition (CFSAN) began in January 2011. FDA scientists are continuing to use ADMET Predictor/Modeler under this RCA to build predictive models for likely toxicities of food additives and contaminants from FDA data sets. Included early on in this effort was a special modification to ADMET Predictor requested by FDA scientists to allow the user to set a minimum value for specificity or sensitivity when building a model, and this became a standard part of the program available to all users. Sensitivity refers to how well a model identifies toxic (or any other property) compounds. A model that determined all compounds are toxic would have 100% sensitivity, because all toxic compounds would be labeled as such; however, all nontoxic compounds would also be labeled toxic. Specificity refers to how well a model distinguishes between toxic and nontoxic compounds. Increasing one usually results in decreasing the other. Depending on the purpose of the model, some scientists will prefer to train models that emphasize one statistic over the other.

During fiscal year 2014, we entered into an RCA with the FDA’s Office of Generic Drugs (OGD). The objective of this RCA, which also has a five-year renewable term, is directed toward the FDA’s evaluation of mechanistic IVIVCs (in vitro-in vivo correlations), an approach to determine whether mechanistic absorption modeling (MAM) correlates laboratory (in vitro) dissolution experiments with the in vivo behavior of dosage forms better than traditional empirical methods.

Also in fiscal year 2014, Simulations Plus was notified by the U.S. Food and Drug Administration (FDA) that the company was awarded a $200,000 cooperative agreement to develop improved modeling and simulation capabilities for dosage forms designed to be applied to the eye. The initial award provides support for the first year of the project. Funding for a second and third year of effort, at $200,000 per year, is subject to the availability of funds and satisfactory progress of the project.

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

At recent meetings held by the FDA and other regulatory agencies, such agencies emphasized an interest in bringing physiologically based pharmacokinetics (PBPK – a core strength of Simulations Plus) into clinical pharmacology (a core strength of Cognigen). We believe the combined strengths of Cognigen and Simulation Plus will uniquely position us at the forefront of model-based drug development going forward. Cognigen scientists are now using GastroPlus PBPK models frequently to support their consulting studies in addition to the more traditional NONMEM models used in clinical pharmacology.

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

In the fiscal year ended August 31, 2014 we distributed $0.19 per share in dividends to our shareholders. In fiscal year 2015 we have distributed $0.05 per share in November 2014, February 2015, and May 2015. The Board of Directors will decide whether to approve the same dividend in August 2015 at its July 2015 meeting. We anticipate future dividends to be $0.05 per share per quarter; however, there can be no assurances that such dividends will be distributed, or if so, whether the amounts will be more, less, or the same as expected. Each quarter, the Board of Directors must approve each dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended May 31, 2015 and 2014.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	05/31/15		05/31/14
Net revenues	$5,942	100.0%	$3,741	100.0%
Cost of revenues	1,115	18.8	228	6.1
Gross margin	4,827	81.2	3,513	93.9
Selling, general and administrative	1,625	27.3	1,204	32.2
Research and development	348	5.9	235	6.3
Total operating expenses	1,973	33.2	1,439	38.5
Income from operations	2,854	48.0	2,074	55.4
Other income	(32)	(0.5)	15	0.4
Income from operations before taxes	2,822	47.5	2,089	55.9
(Provision for) income taxes	(970)	(16.4)	(781)	(20.9)
Net income	$1,852	31.1%	$1,308	35.0%

Net Revenues

Consolidated net revenues increased by 58.9% or $2.201 million to $5.942 million in the third fiscal quarter of Fiscal Year 2015 (“3QFY15”) from $3.741 million in the third fiscal quarter of Fiscal Year 2014 (“3QFY14”). $1.401 million of this increase was from revenues generated by our newly acquired subsidiary, Cognigen Corporation. Net revenues of Simulations Plus increased $801,000 or 21.4%, to $4.541 million in 2QFY15 from $3.741 million in 3QFY14. Software sales increased by 21.8% aided by an order that carried into the current fiscal quarter of approximately $250,000 that renewed in the first week of the third quarter.

Cost of Revenues

Consolidated cost of revenues increased by $887,000 in 3QFY15 to $1.115 million from $228,000 in 3QFY14. A major portion of this increase was due to salary expenses of $485,000 added as a result of the Cognigen Acquisition. Cost of revenues for Simulations Plus increased $390,000 in 3QFY15 compared to 3QFY14. $125,000 of this increase was increased amortization expense associated with the TSRL agreement signed in May 2014 (see note 4). In addition, in 3QFY14 the company posted a $165,000 royalty benefit associated with the signing of the TSRL agreement. A significant portion of cost of revenues for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to revenues. This amortization cost increased approximately $48,000 or 24%, in 3QFY15 compared with 3QFY14. The increase is related to our latest releases of GastroPlus and ADMET Predictor. As a result of these changes, cost of revenues as a percentage of revenue increased from 6.1% in 3QFY14 to 18.8% in 3QFY15.

Gross Margin

Consolidated gross margin increased $1.314 million or 37.4%, to $4.827 million in 3QFY15 from $3.513 million in 3QFY14. $903,000 of this increase in gross margin is from Cognigen, which showed a 64.5% gross margin on $1.401 million in revenues. The remainder of the increase came mainly from the Simulations Plus margin on software sales.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $421,000 or 34.9%, to $1.625 million in 3QFY15 from $1.204 million in 3QFY14.

The major increases in SG&A expense were:

•	Cognigen Corporation SG&A Expenses, which were $494,000 for 3QFY15. Significant expenses for Cognigen for 3QFY15 were as follows:
o	Selling expenses: $28,000
o	Amortization of customer lists and other intangibles: $37,000.
o	Depreciation Expense: $44,000.
o	Employee benefits: $82,000.
o	Software licensing: $43,000.
o	Payroll and payroll taxes: $182,000.
o	Rent: $47,000.

•	Simulation Plus SG&A expenses were down $74,000 in 3QFY15 compared to 3QFY14
o	Increases:
▪	Salaries: Increased $74,000 in 3QFY15, mainly due to increases in stock-based compensation, annual salary adjustments and related payroll taxes.
o	Decreases:
▪	Professional fees: Legal Fees decreased by $111,000 from 3QFY14 The Company incurred substantial legal fees in the 3QFY14 associated with legal review and negotiation of the TSRL agreement and the Cognigen acquisition.
▪	Selling expenses: Travel Costs: Decreased by $44,000 in 3QFY15, the result of less foreign travel compared to 3QFY14
▪	Consulting Fees: decreased by $32,000. During 3QFY14 we were paying a business consultant related to our acquisition activities.

Research and Development

We incurred approximately $594,000 of research and development costs during 3QFY15. Of this amount, $246,000 was capitalized software development costs and $348,000 was expensed. In 3QFY14, we incurred $552,000 of research and development costs, of which $317,000 was capitalized software development costs and $235,000 was expensed.

Other income (expense)

Net other income (expense) in 3QFY15 decreased by $47,000 to a net expense of $32,000 from $15,000 of income in 3QFY14. This is due mainly to currency exchange losses in 3QFY15 caused by the strengthening US dollar.

Provision for Income Taxes

The provision for income taxes was $970,000 for 3QFY15 compared to $781,000 for 3QFY14. Our effective tax rate decreased to 34.4% in 3QFY15 from 37.4% in 3QFY14. The decreased rate is attributed to the effect of stock-based compensation deductions and tax credits in 3QFY15 and prior year true-up adjustments posted in 3QFY14.

Net Income

Net income increased by $544,000 or 41.6%, in 3QFY15 to $1.852 million from $1.308 million in 3QFY14. $256,000 of this increase to earnings came from our Cognigen subsidiary, with $289,000 increase from the parent.

Comparison of Nine Months Ended May 31, 2015 and 2014.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Nine Months Ended
	05/31/15		05/31/14
Net revenues	$14,603	100.0%	$9,463	100.0%
Cost of revenues	3,239	22.2	1,168	12.4
Gross margin	11,364	77.8	8,295	87.6
Selling, general and administrative	5,304	36.3	3,380	35.7
Research and development	981	6.7	750	7.9
Total operating expenses	6,285	43.0	4,130	43.6
Income from operations	5,079	34.8	4,165	44.0
Other income	(65)	(0.4)	61	0.6
Income from operations before taxes	5,014	34.4	4,226	44.6
(Provision for) income taxes	(1,662)	(11.4)	(1,423)	(15.0)
Net income	$3,352	23.0%	$2,803	29.6%

Net Revenues

Consolidated net revenues increased by 54.3% or $5.140 million to $14.603 million in the first nine months of Fiscal Year 2015 (“9moFY15”) from $9.463 million in the first nine months of Fiscal Year 2014 (“9moFY14”). $3.807 million of this increase was from revenues generated by our newly acquired subsidiary, Cognigen Corporation. Net revenues of the Simulations Plus division increased $1.332 million or 14.1%, to $10.795 million in 9moFY15 from $9.463 million in 9moFY14. 9moFY15 software sales increased $1.055 million or 11.7% and training revenues increased $61,000 or 51% while analytical study revenues were up by $208,000 or 60% compared to 9moFY14.

Cost of Revenues

Consolidated cost of revenues increased 177% by $2.070 million to $3.239 million in 9moFY15 from $1.168 million in 9moFY14. The majority of this increase was salary expenses of $1.525 million added as a result of the Cognigen acquisition. Cost of revenues for Simulations Plus increased by $504,000 in 9moFY15 compared to 9moFY14. Of that amount, $134,000 was due to increased software amortization costs, and $82,000 was due to increased labor costs associated with increased study activities plus another $28,000 of increased technical support costs. Simulations Plus saw a decrease in royalty costs of $149,000 for the first nine months, which was offset by increased amortization cost of $450,000 related to the TSRL agreement (see note 4).

Cost of revenues as a percentage of revenue increased from 12.4% in 9moFY14 to 22.2% in 9moFY15. The majority of this percentage change is a result of the blending of lower margins on Cognigen’s consulting services with Simulations Plus’s higher margins that are based primarily on software license sales.

A significant portion of cost of revenues for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to revenues. This amortization cost increased approximately $164,000 or 28% in 9moFY15 compared with 9moFY14. The increase is related to our latest releases of GastroPlus and ADMET Predictor.

Gross Margin

Consolidated gross margin increased $3.069 million or 37%, to $11.364 million in 9moFY15 from $8.295 in 9moFY14. $2.241 million of this increase in gross margin is from Cognigen, which showed a 58.9% gross margin on $3.807 million in revenues for 9moFY15. The remainder of the increase came mainly from software license sales and analytical studies.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $1.924 million, or 57% to $5.304 million in 9moFY15 from $3.380 million in 9moFY14.

The major increases in SG&A expense were:

•	Cognigen Corporation SG&A Expenses, which were $1.065 million for 9moFY15. Significant expenses for Cognigen for 9moFY15 were as follows:
o	Selling expenses: $64,000.
o	Amortization of customer lists and other intangibles: $111,000.
o	Depreciation Expense: $133,000.
o	Employee benefits: $264,000.
o	Software licensing: $126,000.
o	Payroll and payroll taxes: $574,000.
o	Rent - $141,000.

•	Simulation Plus-Overall SG&A costs were up $366,000 in 9moFY15 compared to 9moFY14
o	Increases:
▪	Consulting Fees: Fees were up $319,000 for 9moFY15 compare to 9moFY14. We paid $398,000 in one-time fees and expenses to our financial advisor/business broker related to the Cognigen acquisition. That one-time expense represented 2.7% of revenues and 7.5% of the SG&A costs for the period ended 9moFY15.
▪	Commission expense: We incurred commissions to our Japanese and Chinese dealers as they increased their sales. Commissions were up by $62,000.
▪	Employee benefits: increased by $37,000 due to increased medical insurance costs and higher 401K costs on increased salaries.
▪	Payroll and payroll taxes: increased $127,000 due to annual salary increases and an increase in administrative time associated with the Cognigen integration.

o	Decreases:
▪	Legal fees: We paid $13,000 in one-time legal fees during 9moFY15 to complete the activities related to the Cognigen acquisition; however, overall legal fees for 9moFY15 vs 9moFY14 decreased by $145,000. In 2014, we incurred legal fees associated with the buyout of the TSRL agreement (See Note 4), the review of proxy issues, and legal issues associated with the amendment of the Company’s 2007 Stock Option Plan , and the Cognigen acquisition.
▪	Bonus Expense was $48,000 less in 9moFY15 compared to 8moFY14 due to a change in executive officer agreements and the timing of the 2014 bonus.

Research and Development

We incurred approximately $1.957 million of research and development costs during 9moFY15. Of this amount, $976,000 was capitalized software development costs and $981,000 was expensed. In 9moFY14 we incurred $1.803 million of research and development costs, of which $1.052 million was capitalized software development costs and $750,000 was expensed.

Other income (expense)

Net other income (expense) in 9moFY15 decreased by $126,000 to a net expense of $65,000 from an income of $61,000 in 9moFY14. This is due mainly to currency exchange losses in 9moFY15 due to currency fluctuations caused by the strengthening US dollar.

Provision for Income Taxes

The provision for income taxes was $1.662 million for 9moFY15 compared to $1.423 million for 9moFY14. Our effective tax rate decreased to 33.1% in 9moFY15 from 33.7% in 9moFY14.

Net Income

Net income increased by $549,000, or 19.6%, to $3.352 million in 9moFY15 from $2.803 million in 9moFY14. As discussed above, we incurred one-time consulting costs associated with the Cognigen acquisition of $400,000. Without those one-time costs, net income would have increased by approximately another $280,000 to $3.632 million, an increase of 30% over 9moFY14.

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

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we have been compensated in Japanese yen by Japanese customers and PRC Yuan by Chinese customers. We adjusted our prices for Japan in April to offset some of the effect of the exchange rate. In the future, if foreign currency transactions increase significantly, then we may mitigate this effect through price adjustments and/or foreign currency forward contracts whose market-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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

(10) Incorporated by reference to the Company’s Form 10-Q filed April 9, 2014.

(11) Incorporated by reference to the Company’s Form 8-K filed May 19, 2014.

(12) Incorporated by reference to the Company’s Form 8-K filed September 4, 2014.

(13) Incorporated by reference to the Company’s Form 8-K/A filed November 18, 2014.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 14, 2015.

Simulations Plus, Inc.

Date: July 14, 2015	By:	/s/ John R. Kneisel
John R. Kneisel Chief Financial Officer

