Form 10-K
period 2015-08-31
SIMULATIONS PLUS INC
filed 2015-11-20
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 28, 2015, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date, was approximately $65,494,887. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of November 18, 2015, 16,996,001 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2015

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

ITEM 1 –BUSINESS

As used in this report, each of the terms “we,” “us,” “our,” the “Company” and “Simulations Plus” refers to Simulations Plus, Inc. and Cognigen Corporation, unless otherwise stated or the context otherwise requires.

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of groundbreaking drug discovery and development software for mechanistic modeling and simulation. Our software is licensed to major pharmaceutical, biotechnology, agrochemical, and food industry companies and to regulatory agencies worldwide for use in the conduct of industry-based research. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and reporting to regulatory agencies. Recently, we have been exploring the application of some of our machine-learning technologies for problems in aerospace and healthcare outside of our traditional markets. Simulations Plus is headquartered in Southern California, with offices in Buffalo, New York, and its common stock trades on the NASDAQ Capital Market under the symbol “SLP.”

In September 2014, Simulations Plus acquired Cognigen Corporation (Cognigen) as a wholly-owned subsidiary pursuant to that certain Agreement and Plan of Merger dated as of July 23, 2014 by and between Simulations Plus and Cognigen (Merger Agreement). Cognigen, originally incorporated in 1992, is a leading provider of population modeling and simulation contract research services for the pharmaceutical and biotechnology industries. Cognigen’s clinical-pharmacology-based consulting services include pharmacokinetic and pharmacodynamic modeling, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. Cognigen also has developed software for harnessing cloud-based computing in support of modeling and simulation activities and secure data archiving, and provides consulting services to improve interdisciplinary collaborations and R&D productivity.

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

We generate revenue by delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies use our software programs and scientific knowledge to guide discovery, preclinical, and clinical development programs. They also use it to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial design, and simulate outcomes in special populations, such as the elderly and pediatric patients.

PRODUCTS

General

We currently offer seven software products for pharmaceutical research and development: three simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus™, DDDPlus™, and MembranePlus™; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor™, MedChem Designer™, and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite™); and one program that supports data analysis and reporting through our proprietary secure cloud called KIWI™. On October 15, 2015 we announced the upcoming release of a new software product called PKPlus™ for noncompartmental pharmacokinetic analysis and reporting, which is further described below.

GastroPlus

Our flagship product and currently our largest source of revenue is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently the most widely used software of its type by pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. The FDA recently added 50 additional GastroPlus licenses to the 20 it already had, bringing the total to 70. Because of the widespread use of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (OrBiTo). OrBiTo is an international collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of Europe, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of all other members. We believe participation in this initiative enables us to benefit from and to contribute to advancing the prediction of human oral bioavailability from preclinical data, and ensures that we are in front of the audience of member pharmaceutical companies and regulatory agencies.

In September 2014 we entered into a research collaboration agreement (RCA) with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosing Routes Module of GastroPlus to provide a tool for generic companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. Under this RCA, we receive $200,000 per year. This RCA may be renewed for up to a total of three years based on the progress achieved during the project. The RCA was renewed for a second year in September 2015.

We were awarded another RCA by the FDA in September 2015, this time to expand the capabilities of GastroPlus to simulate the dosing of long-acting injectable microspheres. This type of dosage form is usually injected via subcutaneous or intramuscular routes, but can also be used for ocular dosing. Once again, this RCA provides up to $200,000 per year for up to three years. Under this agreement, we will develop simulation models to deal with the slow dissolution/decomposition of the microsphere carrier material that gradually releases the actual drug over periods as long as weeks or months.

In April 2015, we released Version 9.0 of GastroPlus. This was the largest single upgrade we have made to the program to date, and the level of science and technology added valuable new functionalities that we believe provide the most advanced decision-making tool for preclinical and early clinical trial simulation and modeling analysis available today. Several of the significant enhancements include:

•	ability to simulate the absorption and distribution of biologics (antibodies and proteins);
•	ability to simulate dosing to the skin, including patches, creams, ointments, and subcutaneous injections; and
•	tighter integration with our ADMET Predictor™ software to increase the utility of the program in early drug discovery

Our goal with GastroPlus is to integrate the best science into user-friendly software to enable pharmaceutical researchers and regulators to perform sophisticated analyses of complex drug behaviors in humans and laboratory animals. Already the most widely used program in the world for physiologically based pharmacokinetics (PBPK), the addition of these new capabilities is expected to expand the user base earlier into the research and development process within the pharmaceutical industry, while also helping us further penetrate the biopharmaceuticals, food, cosmetics, and general toxicology markets.

DDDPlus

DDDPlus simulates in vitro laboratory experiments that measure the rate of dissolution of a drug and, if desired, the additives (excipients) in a particular dosage form (e.g., tablet or capsule) under a variety of experimental conditions. This software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the dissolution rate for various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, and (3) design in vitro dissolution experiments to better mimic in vivo conditions. A major upgrade to DDDPlus is in final stages of development and is currently expected to be released in the second quarter of fiscal year 2016.

MembranePlus™

MembranePlus was released in October 2014. Similar to DDDPlus, MembranePlus simulates laboratory experiments, but in this case, the experiments are for measuring permeability of drug-like molecules through various membranes, including several different cell cultures (Caco-2, MDCK), as well as artificially formulated membranes (PAMPA). The value of such a simulation derives from the fact that when the permeabilities of the same molecules are measured in different laboratories, results are often significantly different. These differences are caused by a complex interplay of factors in how the experiment was set up and run. MembranePlus simulates these experiments with their specific experimental details, and this enables scientists to better interpret how results from specific experimental protocols can be used to predict permeability in human and animals, which is the ultimate goal. A few initial sales of MembranePlus have been made. Similar to DDDPlus ten years ago, this program is a very new concept that requires educating scientists on how and why to use it, and our marketing and sales program is tasked with providing that training.

PKPlus™

On October 15, 2015 we announced the upcoming release of a new standalone software product called PKPlus, based on the internal PKPlus Module in GastroPlus, first introduced in 2000. The PKPlus Module in GastroPlus provides quick and easy fitting of compartmental and noncompartmental analysis (NCA) pharmacokinetic models for oral and intravenous doses, but was not a tool that was designed to meet all of the requirements for generating these analyses and producing report-quality output for regulatory submissions. The new standalone PKPlus program is being developed to provide the full level of functionality needed by pharmaceutical industry scientists to generate the analyses and the outputs needed to satisfy regulatory agency requirements for both NCA and compartmental pharmacokinetics. The program has been in development for about 15 months, and is nearing completion and beta test. We believe the potential number of users for PKPlus is significant and that it has the potential to become one of our leading revenue producers. After introducing it at our Japan User Meeting and at the American Association of Pharmaceutical Scientists conference in Orlando, both in October, 2015, we received positive responses from current GastroPlus customers, some of whom had encouraged us in the past to develop such a capability after using the PKPlus Module in GastroPlus.

ADMET Predictor™

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a chemistry-based computer program that takes molecular structures as inputs and predicts approximately 150 different properties for them at an average rate of over 100,000 compounds per hour on a modern laptop computer. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, or to generate estimates of unknown properties for molecules that have been synthesized, but for which only a limited number of experimental properties have been measured. Thus, a chemist can assess the likely success of a large number of existing molecules in a company’s chemical library, as well as molecules that have never been made, by providing their molecular structures, either by drawing them using a tool such as our MedChem Designer software, or by automatically generating large numbers of molecules using various computer algorithms, including those embedded in our MedChem Studio software.

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

This latest release of ADMET Predictor (version 7.2, released in May 2015) contains updated cytochrome P450 enzyme kinetics models that are seamlessly integrated into the recently released GastroPlus Version 9.0, enhancing the synergy between predicted properties and PBPK simulations. It also contains two new models related to human liver microsomal (HLM) stability, an experiment that is routinely run on newly synthesized compounds in the pharmaceutical industry. The updated models illustrate our commitment to providing the best predictive models in the industry.

We are now working on ADMET Predictor 8.0, which features a redesigned interface and a number of new capabilities to enhance the performance and user-friendliness of the program. We expect to release version 8.0 by January 2016.

The ADMET Modeler™ subprogram that is integrated into ADMET Predictor enables scientists to use their own experimental data to quickly create proprietary high-quality predictive models using the same powerful machine learning methods we use to build our top-ranked property predictions. Pharmaceutical companies expend substantial time and money conducting a wide variety of experiments on new molecules each year, resulting in large databases of experimental data. Using this proprietary data to build predictive models can provide a second return on their investment; however, model building has traditionally been a difficult and tedious activity performed by specialists. The automation in ADMET Modeler makes it easy for a scientist to create very powerful models with minimal training.

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

The aerodynamic coefficient prediction problem was identified by the aerospace engineering department at Auburn University. Working with them, we have done some preliminary testing of the ADMET Modeler modeling engine for this type of problem. Results have been encouraging, and we believe there are government agencies and industrial aerospace companies that will find such a capability to be useful. To this end, we are developing a prototype AEROModeler™ program to test this concept and to use as a demonstrator for proposal efforts directed to potential funding agencies. A joint Simulations Plus/Auburn University scientific poster was accepted for presentation at the National Space and Missile Material Symposium/Commercial and Government Responsive Access to Space Technology Exchange (NSMMS/CRASTE) Conferences in Huntsville, Alabama, in June 2014 and in Chantilly, VA in June 2015. Positive feedback from both government agencies and aerospace contractors was received at both meetings, not only for aerodynamic coefficient predictions, but also for application to several other potential problems of interest to the industry. We have also applied the same technology to identify/classify missiles from radar tracking data in a proof-of-concept study. Identification of missile characteristics from radar tracking data can be a valuable tool; for example, it can be used to rapidly determine whether defensive countermeasures are needed for an observed launch, and if so, what type(s) of countermeasures are most appropriate. We presented at two aerospace conferences in June 2015 to further demonstrate what our technology can do for these new applications.

The analysis of MRI data to classify patients as healthy or likely to experience a form of autism (in our first proof-of-concept case) has been developed in cooperation with the MRI Research Facility at Auburn University. This state-of-the-art facility has two MRI machines – a 3-Tesla machine and a 7-Tesla machine. The amount of data from MRI imaging is massive, requiring us to modify the machine-learning code to handle much larger data arrays than our previous applications have required. Our current goal is to demonstrate the potential of our modeling technology to provide useful classification of a patient into one of four groups based only on MRI data, so that we can approach various agencies (such as the NIH) to obtain funding to develop a commercial product. We presented a scientific poster at the Fourth Biennial Conference on Resting State/Brain Connectivity held at the Massachusetts Institute of Technology in September 2014, which received interest from a number of researchers working in this area. We believe our machine-learning software engine has a wide variety of potential applications and we intend to pursue funding to develop customized tools based on the engine for a number of them.

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule-drawing program, or “sketcher”, but now has capabilities exceeding those of other molecule-drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free to our customers because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule-drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license, the chemist would see the entire approximately 150 predictions that are available. Over 15,000 copies of MedChem Designer have been downloaded by scientists around the world.

When used with a license for ADMET Predictor, MedChem Designer becomes a de novo molecule design tool. With it, a researcher can draw one or more molecular structures, then click on the ADMET Predictor icon and have approximately 150 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index. Researchers can also click on an icon to generate the likely metabolites of a molecule and then predict all of the properties of those metabolites from ADMET Predictor, including each of their ADMET Risk scores. This is important because a metabolite of a molecule can be therapeutically beneficial (or harmful) even though the parent molecule is not.

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

NCE Projects

During late 2012, we initiated a new molecule (NCE, or New Chemical Entity) design project in which we used our own products to design novel molecules and have them synthesized and tested. Our goal was to demonstrate the ability of our ADMET Design Suite to generate new lead molecules in a fraction of the time and cost normally required in the pharmaceutical industry. We have conducted two NCE design projects. In the first, we designed molecules to test against the malaria parasite and in the other we designed molecules to test against the cyclo-oxygenase-2 (COX-2) enzyme that is the target for Celebrex®, while also inhibiting to a lesser extent the cyclo-oxygenase-1 (COX-1) enzyme that is the target for aspirin. Both projects were successful in that when the molecules that we designed were tested against the malaria parasite and the COX-2/COX-1 enzymes, every molecule successfully inhibited the malaria parasite or the COX-2/COX-1 enzymes. We believe these projects demonstrate that our ADMET Design Suite can save considerable time and money in developing new lead compounds for particular targets..

KIWITM

Drug development programs rely increasingly on modeling and simulation analyses to support decision-making and submissions to regulatory agencies. To ensure high-quality analyses, organizations must not only apply high-quality science, but must also be able to support the science by being able to validate the results. KIWI is a cloud-based web application that was developed to efficiently organize, process, maintain, and communicate the volume of data and results generated by pharmacologists and scientists over the duration of a drug development program. The validated workflow and tools within KIWI promote traceability and reproducibility of results.

The pharmaceutical industry has been rapidly adopting cloud technology as a solution to ever-expanding computer processing needs. Leveraging our 20-plus years of experience in providing an architecture supporting modeling and simulation efforts, we have developed KIWI as a secure, validated, enterprise-scale environment, enabling global teams to collaborate on model-based decision making. KIWI has proven to be a valuable platform for encouraging interdisciplinary discussions about the model development process and interpretation of results. We continue to receive positive feedback about the functionality implemented in KIWI and the value of the approach we have taken to harness cloud technology. We continue to improve functionality and collaboration within the KIWI platform. KIWI Version 1.3 was released in May 2015. This version of KIWI provides our user community with access to new features that accelerate completion of modeling projects by decreasing run times and facilitating the comparison and exporting of results across models. These features include dynamic comparisons of model parameter estimates and diagnostic plots, export of model run records for regulatory submissions, and accelerated infrastructure with the upgrade to the latest versions of NONMEM® and Perl-speaks-NONMEM running in a 64-bit Linux environment.

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

We currently are working with the FDA on three different RCAs: the two for the ocular model and long-acting injectable microspheres in GastroPlus described above under “GastroPlus,” and another one described below.

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

Cognigen

We acquired Cognigen on September 2, 2014. Cognigen has a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments and clinical trials of new and existing pharmaceutical products, typically working on 30-40 drug projects per year. The modeling analysis of clinical trial data that Cognigen performs is different from the modeling analysis offered by Simulations Plus; the former relies more on statistical and semi-mechanistic models, whereas the latter relies more on mechanistic models. Statistical models rely on direct observation, and the mathematical equations are used to fit data collected across multiple studies along with describing the variability within and between patients taking a medicine when the mechanistic understanding of a medicine may not be fully understood. Mechanistic models are based on a detailed understanding of the human body and the chemistry of the drug and involve mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models guide drug formulation design and dose selection.

At recent meetings held by the FDA and other regulatory agencies, such agencies emphasized an interest in bringing physiologically based pharmacokinetics (PBPK – a core strength of Simulations Plus) into clinical pharmacology (a core strength of Cognigen). We believe the combined strengths of the new Simulation Plus uniquely position us at the forefront of model-based drug development going forward.

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

To date, we have developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. These arrangements sometimes require that we pay royalties to third parties. We intend to continue to license or otherwise acquire technology or products from third parties when it makes business sense to do so. We currently have one license agreement, with Accelrys, Inc., pursuant to which a small royalty is paid to Accelrys, Inc. from revenues on each license for the Metabolite module in ADMET Predictor. This license agreement continues in perpetuity and either party has the right to terminate it.

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (aka Therapeutic Systems Research Laboratories) (TSRL), pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and non-assertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement, As a result, we obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000 as follows: (a) $3,500,000 by May 20, 2014, which amount was comprised of $2,500,000 in cash and $1,000,000 worth of our common stock (which was 164,745 shares based upon the April 25, 2014 closing price per share of $6.07 per share), (b) $750,000 payable on or before April 25, 2015, (c) $750,000 payable on or before April 25, 2016, and (d) $1,000,000 payable on or before April 25, 2017. Our payments due to TSRL by May 20, 2014, April 25, 2014 and April 25, 2015 were paid on or before such deadlines. Our payment obligations described above are non-interest-bearing and will be amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. For most quarters, we expect that this will result in a savings over the royalty payments that would have been paid to TSRL if paid consistent with past practices.

MARKETING AND DISTRIBUTION

We distribute our products and offer our services in North America, South America, Europe, Japan, Australia, New Zealand, India, Singapore, and the People’s Republic of China.

We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our website, and using various communication channels to our database of prospects and customers. At various scientific meetings around the world each year there are numerous presentations and posters presented in which the research that was reported on was performed using our software. Many of these presentations are from industry and FDA scientists; some are from our staff.

Our sales and marketing efforts are handled primarily internally with our scientific team and several senior management staff assisting our marketing and sales staff with trade shows, seminars, and customer training both via the Internet and on-site. We believe that this is more effective than a completely separate sales team for several reasons: (1) customers appreciate talking directly with software developers and scientists who can answer a wide range of technical questions about methods and features in depth; (2) our scientists and engineers benefit from direct customer contact by gaining an appreciation for the environment and problems of the customer; and (3) we believe the relationships we build through scientist-to-scientist contact are stronger than relationships built through salesperson-to-scientist contacts. We also have one independent distributor in Japan and two independent representatives in China who sell and market our products.

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

PRODUCTION

Our pharmaceutical software products are designed and developed by our development team in California, with locations in Lancaster, Petaluma, San Jose, and San Diego. In addition, we have one team member working out of North Carolina and New York and our Chief Executive Officer works primarily from Auburn, Alabama.

The principal materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house and through outside contractors. In-house graphic art and engineering talent enables us to accomplish this production in a cost-efficient manner.

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research and marketing resources that are larger than ours. Our management believes there is currently no significant competitive threat to DDDPlus, or MembranePlus; however, in spite of a barrier to entry, one could be developed over time. GastroPlus, MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler, and KIWI operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

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

We believe the key factors in our ability to successfully compete in this field are our ability to: (1) continue to invest in research and development, and develop and support industry-leading simulation and modeling software and related products and services to effectively predict activities and ADMET-related behaviors of new drug-like compounds, useful in designing new molecules with acceptable activity and ADMET properties, (2) develop and maintain a proprietary database of results of physical experiments that serve as a basis for simulated studies and empirical models, (3) attract and retain a highly skilled scientific and engineering team, and (4) develop and maintain relationships with research and development departments of pharmaceutical companies, universities and government agencies.

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

Technical support for pharmaceutical software is provided by our life sciences team and our inside sales and support staff based at our headquarters facilities in Lancaster, California and Buffalo, New York. We provide free telephone support offering toll-free numbers in the U.S. and Canada, and e-mail and web-based support for all of our pharmaceutical software products worldwide. Technical support for pharmaceutical software products is minimal, averaging a few person-hours per month.

RESEARCH AND DEVELOPMENT

Research and development (R&D) activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to Be Sold Leased, or Marketed”. R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, laboratory testing, and R&D consulting, were approximately $2,496,000 during fiscal year 2015, of which $1,169,000 was capitalized. R&D expenditures during fiscal year 2014 were approximately $2,322,000, of which $1,369,000 was capitalized.

Our pharmaceutical business R&D activities during fiscal year 2015 were focused on improving our ADMET Predictor/ADMET Modeler, MedChem Studio, MedChem Designer and GastroPlus products, as well as the development of our new MembranePlus software product described above.

EMPLOYEES

As of August 31, 2015, we employed 57 full-time employees and 3 part-time employees, including 45 in technical and research and development, 5 in marketing and sales, 10 in administration and accounting. Currently 23 employees hold Ph.Ds. in their respective science or engineering disciplines, and 15 employees hold one or more Master’s degrees. Most of the senior management team and the members of our Board of Directors hold graduate degrees.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

We own two patents that were acquired as part of our acquisition of certain assets of Bioreason, Inc. We primarily protect our intellectual property through copyrights and trade secrets. Our intellectual property consists primarily of source code for computer programs and data files for various applications of those programs in the pharmaceutical software businesses. The expertise of our staff is a considerable asset closely related to intellectual property, and attracting and retaining highly qualified scientists and engineers is essential to our business.

EFFECT OF GOVERNMENT REGULATIONS

Our pharmaceutical software products are tools used in research and development and are neither approved nor approvable by the FDA or other government agencies.

ITEM 1A – RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 –PROPERTIES

We lease approximately 13,500 square feet of office space in Lancaster, California. The original lease had a five-year term with two, three-year options to extend. The initial five-year term expired in February 2011, and we extended the lease to February 2, 2014. In June 2013, the lease was amended to extend the term to February 2, 2017. The amended lease also provides for an annual base rent increase of 3% per year and two, two-year options to extend. The current base rent is $24,272 per month; however, we had three months’ free base rent during the months of June, July and August of 2013. We record these three months as a discount divided equally through the first term of the amended lease from June 2013 through January 2017.

We also lease approximately 12,225 square feet of office space in Buffalo, New York. The initial five-year term expires in October 2018; the lease allows for a three-year option to extend to October 2021. The current base rent is $15,638 per month. Rent expense, including common area maintenance fees for the years ended August 31, 2015 and 2014 was $488,888 and $305,636, respectively.

We believe our existing facilities and equipment are in good operating condition and are suitable for the conduct of our business.

ITEM 3 – LEGAL PROCEEDINGS

Except as described below, we are not a party to any legal proceedings and are not aware of pending legal proceedings of any kind.

In June 2014, the Company was served with a complaint in a civil action entitled Sherri Winslow v. Incredible Adventures, Inc., et al. (Los Angeles Superior Court Case No. BC545789) alleging wrongful death and seeking unspecified damages arising out of a May 18, 2012 plane crash in the State of Nevada.  The Company’s Chief Executive Officer owns the subject aircraft and is also a named defendant. The complaint alleged that the Company was the owner of the subject aircraft.   The Company denied all material allegations against it, including that it owns or has ever owned any interest in the subject aircraft. On November 25, 2014, the plaintiff and the Company signed a stipulation of dismissal pursuant to which the plaintiff agreed to dismiss the Company without prejudice.  The Company planned to prepare a dismissal with prejudice to be signed on behalf of the plaintiff in the event the plaintiff did not discover evidence during a nine month period to and including August 31, 2015 that justified bringing the Company back into the litigation. The Company did not receive notification of any such discovery and is in the process of preparing documents for the plaintiff’s final dismissal with prejudice.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “SLP.”

Price Range of Common Stock

The following table shows low and high sales price for the Company’s common stock for the last eight fiscal quarters.

		Low Sales Price	High Sales Price
FY15:
	Quarter ended August 31, 2015	5.67	6.82
	Quarter ended May 31, 2015	5.65	6.30
	Quarter ended February 28, 2015	6.18	6.88
	Quarter ended November 30, 2014	5.87	7.00
FY14:
	Quarter ended August 31, 2014	5.43	7.00
	Quarter ended May 31, 2014	5.61	6.76
	Quarter ended February 28, 2014	4.86	6.08
	Quarter ended November 30, 2013	4.70	5.41

Holders

As of November 18, 2015, there were 57 shareholders of record.

Dividends

We paid a total of $3.4 million and $3.1 million in cash dividends during fiscal years 2015 and 2014, respectively, as set forth in the table below. We expect to pay quarterly dividends of $0.05 per share of common stock each quarter, subject to declaration by our Board of Directors. However, there can be no assurances that our Board of Directors will continue the dividend distributions for any specified number of quarters.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2014	11/08/2013	11/15/2013	16,073,894	$ 0.04	$ 642,956
	2/17/2014	2/24/2014	16,149,460	$ 0.05	$ 807,473
	5/09/2014	5/16/2014	16,165,171	$ 0.05	$ 808,259
	8/04/2014	8/11/2014	16,337,955	$ 0.05	$ 816,897
2015	11/7/2014	11/14/2014	16,841,114	$ 0.05	$ 842,056
	1/26/2015	2/2/2015	16,852,117	$ 0.05	$ 842,606
	5/11/2015	5/18/2015	16,875,117	$ 0.05	$ 843,754
	7/23/15	7/30/2015	16,943,001	$ 0.05	$ 847,150

Repurchases

There is currently no share repurchase program pending, and the Company made no repurchases of its securities within the fourth quarter of the fiscal year 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	670,350	$5.06	804,146
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	670,350	$5.06	804,146

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes included in this Annual Report on Form 10-K.

Management Overview

Fiscal Year 2015 Highlights:

•	In September 2014 we completed a merger with Cognigen. As a result of this merger the Company now provides clinical trial consulting services to the pharmaceutical industry.
•	We released updated versions of certain of our major software products.
•	We successfully completed the fourth year of our five-year renewable collaboration with the Center for Food Safety and Nutrition of the FDA to develop predictive toxicity models for food additives and contaminants.
•	We hosted six workshops in the United States, Europe, Japan, China, Korea, and Brazil to educate users on the various features and applications of our software.
•	Our employees attended 52 scientific conferences, presenting 30 posters and oral podium lectures.
•	We achieved 91% renewal rate for software licenses (greater than 95% in terms of revenue).
•	We signed 86 new clients (includes new organizations and departments at existing clients).
•	We finalized new orders for software licenses at several major regulatory agencies (including the U.S. Environmental Protection Agency, China Food and Drug Administration, and Japan Pharmaceuticals and Medical Devices Agency).
•	We realized growth in license revenue from Asian territories (Japan, China, Korea, and India).
•	We saw a an approximately 30% increase in membership numbers for the GastroPlus™ User Group
•	Approximately 68 scientific papers written by our users were published in peer-reviewed scientific journals.
•	Our Board of Directors declared dividends totaling $0.20 per share ($0.05 per share each quarter of fiscal year 2015).

Fiscal Year 2015 Financial Summary:

Consolidated net revenues increased by 59.8% or $6.853 million to $18.314 million in the fiscal year ended August 31, 2015 (FY15) from $11.461 million in the fiscal year ended August 31, 2014 (FY14). $5.228 million of this increase was from revenues generated by our Buffalo, NY division (Cognigen).

Consolidated gross margin increased $4.167 million or 42.4%, to $13.998 million in FY15 from $9.832 in FY14. $3.144 million of this increase in gross margin is from our Buffalo, NY division (Cognigen).

Research and development expenses increased 39.4% to $1.328 million from $0.953 million in FY14.

Income from operations increased 31.9% to $5.857 in FY15 million from $4.439 million in FY14.

Strategy Going Forward:

•	The Company will continue to advance our software offerings through both our in-house developments and our funded and unfunded collaborations with our industry and government customers;
•	Continue to seek acquisition and partnership possibilities to broaden our offerings of products and services;
•	Continue our marketing and sales campaign, including attending and exhibiting at numerous scientific conferences and meetings, expanded use of social media, and expanded advertising;
•	Increase our marketing and sales efforts with respect to our consulting services in both pharmacokinetics and in small molecule design; and
•	Continue to explore the application of our technologies to new markets in aerospace and healthcare.

FY15 was another record year. We believe the continued growth of our pharmaceutical software and services business segment is the result of steadily increasing adoption of simulation and modeling software tools across the pharmaceutical industry, as well as the expertise we offer as consultants to assist companies involved in the research and development of new medicines. We have received a continuing series of study contracts with pharmaceutical companies ranging from several of the largest in the world to a number of medium-sized and smaller companies in the U.S. and Europe.

Our financial performance has enabled us to maintain significant cash deposits and to continue to invest in our marketing and sales activities in order to reach a wider customer base, as well as to distribute significant cash dividends to our shareholders.

We were successful in completing the acquisition of Cognigen in September 2014; it is our intent to continue to search for acquisition opportunities that are compatible with our current businesses and that are accretive, i.e., adding to both revenues and earnings.

We do not have any stock repurchase programs currently in place or pending, however our Board of Directors may consider additional programs from time to time.

Results of Operations

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for FY15 and FY14.

	Fiscal years ended
	08 /31/15		8/31/14
Net sales	$18,314	100%	$11,461	100%
Cost of sales	4,316	23.6	1,629	14.2
Gross profit	13,998	76.4	9,832	85.8
Selling, general and administrative	6,813	37.2	4,440	38.8
Research and development	1,329	7.2	953	8.3
Total operating expenses	8,142	44.4	5,393	47.1
Income from operations	5,857	32.0	4,439	38.7
Other income	(164)	(0.9)	74	0.7
Net income before taxes	5,693	31.1	4,513	39.4
(Provision) for income taxes	(1,850)	(10.1)	(1,488)	(13.0)
Net income	$3,843	21.0%	$3,025	26.4%

FY15 COMPARED WITH FY14

Net Revenues

Consolidated net revenues increased by 59.8% or $6.853 million to $18.314 million in FY15 from $11.461 million in FY14. $5.228 million of this increase was from revenues generated by our Buffalo subsidiary (Cognigen), which was acquired on the first business day of FY15. Net revenues of the California division increased $1.659 million or 14.5%, to $13.086 million in FY15 from $11.461 million in FY14. FY15 software sales increased $1.254 million and training revenues increased $71,000 while analytical study revenues increased by $326,000 compared to FY14.

Cost of Revenues

Consolidated cost of revenues increased by $2.687 million to $4.316 million in FY15 from $1.629 million in FY14. The majority of this increase was salary expenses of $2.025 million added as a result of the Cognigen acquisition. Cost of revenues for Simulations Plus increased by $602,000 in FY15 compared to FY14. Of that amount, $169,000 was due to increased software amortization costs, and $96,000 was due to increased labor costs associated with increased study activities plus another $37,000 of increased technical support costs. Simulations Plus also saw a decrease in royalty costs of $144,000 in FY15, which was offset by increased amortization cost of $600,000 related to the TSRL agreement.

Cost of revenues as a percentage of revenue increased from 14.2% in FY14 to 23.6% in FY15. The majority of this percentage change is a result of the blending of lower margins on Cognigen’s consulting services with Simulations Plus’ higher margins that are based primarily on software sales.

A significant portion of cost of revenues for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to revenues. This amortization cost increased approximately $215,000 in FY15 compared with FY14. The increase is related to our latest releases of GastroPlus and ADMETPredictor and amortization of software acquired as part of the Cognigen acquisition.

Gross Margin

Consolidated gross margin increased $4.167 million or 42.4%, to $13,998 million in FY15 from $9.832 in FY14. $3.144 million of this increase in gross margin is from Cognigen, which showed a 60.1% gross margin on $5.228 million in revenues for FY15. The remainder of the increase came mainly from margin on software sales and analytical studies.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $2.379 million, or 53.6% to $6.818 million in FY15 from $3.380 million in FY14.

The major increases in SG&A expense were:

•	Cognigen’s SG&A Expenses were $2.030 million for FY15. Significant expenses for Cognigen for FY15 were as follows:
o	Selling expenses: $78,000.
o	Amortization of customer lists and other intangibles: $148,000.
o	Depreciation Expense: $164,000.
o	Employee benefits: $350,000.
o	Software licensing: $167,000.
o	Payroll and payroll taxes: $739,000.
o	Rent: $188,000.

•	Simulation Plus’ overall SG&A costs increased by $343,000 in FY15 compared to FY14
o	Increases:
▪	Consulting Fees: Fees increased by $289,000 for FY15 compared to FY14. In FY15, we paid approximately $400,000 in one-time fees and expenses to our financial advisor/business broker related to the Cognigen acquisition. That one-time expense represented 2.2% of revenues and 5.8% of the SG&A costs for FY15.
▪	Commission expense: We incurred commissions to our Japanese and Chinese dealers as they increased their sales. Commissions increased by $95,000.
▪	Employee benefits: Expenses for employee benefits increased by $45,000 in FY15 compared to FY14 due to increased medical insurance costs and higher 401K costs on increased salaries.
▪	Payroll and payroll taxes: Costs in connection with payroll and payroll taxes increased by $139,000 in FY15 compared to FY14 due to annual salary increases and an increase in administrative time associated with the Cognigen integration.

o	Decreases:
▪	Legal fees: We paid $13,000 in one-time legal fees during FY15 to complete the activities related to the Cognigen acquisition; however, overall legal fees for FY15 compared to FY14 decreased by $274,000. The fees decreased substantially because in FY14, we incurred legal fees associated with the buyout of the TSRL agreement, the review of proxy issues, issues associated with the amendment of the Company’s 2007 Stock Option Plan, and the Cognigen acquisition.
▪	Bonus Expense was $42,000 less in FY15 compared to FY14 due to a change in executive officer agreements and the timing of the 2014 bonus.

Research and Development

We incurred approximately $2,496,000 of research and development costs during FY15. Of this amount, $1,168,000 was capitalized and $1,328,000 was expensed. We incurred approximately $2,322,000 of research and development costs during FY14. Of this amount, $1,369,000 was capitalized and $953,000 was expensed. The increase of $374,000, or 7.5%, in total research and development expenditures from FY14 to FY15 was mainly due to salary increases for existing staff and research and development expenditures of $223,000 at Cognigen.

Other income (expense)

Net other income (expense) in FY15 decreased by $238,000 to a net expense of $164,000 from income of $74,000 in FY14. This is due mainly to currency exchange losses incurred in FY15 due to currency fluctuations from a strengthening US dollar.

Provision for Income Taxes

The provision for income taxes was $1.850 million for FY15 compared to $1.488 million for FY14. Our effective tax rate decreased to 32.5% in FY15 from 33.0% in FY14.

Net Income

Net income increased by $818,000, or 27%, to $3.843 million in FY15 from $3.025 million in FY14. Approximately $683,000 of the increase is income from Cognigen. As discussed above, we incurred one-time consulting costs associated with the Cognigen acquisition of $400,000. Without those one-time costs, net income would have increased by another approximately $246,000 to $4.089 million net of tax, an increase of 35.2% over FY14.

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

	Net Sales (in thousands of dollars)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015	4,086	4,574	5,942	3,712	18,314
2014	2,641	3,081	3,741	1,998	11,461
2013	2,290	3,118	3,095	1,568	10,071
2012.	2,248	2,789	2,772	1,640	9,449
2011	2,050	2,622	2,640	1,427	8,739
2010	1,735	2,227	2,325	1,334	7,621

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of capital has been cash flow from our operations. We have achieved continuous positive operating cash flow over the last eleven fiscal years. We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us.

We are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. The trend over the last ten years has been increasing cash deposits from our operating cash flows, and we expect that trend to continue for the foreseeable future. In FY14 we used $2,500,000 of our cash reserves to pay the initial installment of the amounts we owe under termination and non-assertion agreement we entered into with TSRL in May 2014 that terminated the exclusive software licensing agreement we entered with TSRL in 1997. We also incurred $2,500,000 of debt in connection with termination and non-assertion agreement. In April 2015 we made our first payment of $750,000 under this agreement. We anticipate that that debt will be paid out of operations from the reduction in royalty payments that are no longer payable under the 1997 licensing agreement as a result of its termination.

On July 23, 2014, we signed the Merger Agreement with Cognigen. The merger closed on September 2, 2014, subsequent to the end of FY14, and Cognigen became our wholly owned subsidiary. In connection with the closing we paid $2,080,000 in cash and issued 491,159 shares of common stock of the Company to the former Cognigen shareholders. The 491,159 shares were valued at $3,120,000 based on a $6.35 per share price, which was the volume-weighted average closing price of our common stock for the 30-consecutive trading day period ending two trading days before the closing date. Within three business days of July 23, 2016, subject to certain holdback provisions, we will pay an additional $720,000 in cash and issue an additional 170,014 shares of common stock to the former Cognigen stockholders, which additional shares are valued at $1,080,000 under the formula described above.

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

Quarterly dividend payments made in FY14 and FY15 are listed in the following table.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2014	11/08/2013	11/15/2013	16,073,894	$ 0.04	$ 642,956
	2/17/2014	2/24/2014	16,149,460	$ 0.05	$ 807,473
	5/09/2014	5/16/2014	16,165,171	$ 0.05	$ 808,259
	8/04/2014	8/11/2014	16,337,955	$ 0.05	$ 816,897
2015	11/7/2014	11/14/2014	16,841,114	$ 0.05	$ 842,056
	1/26/2015	2/2/2015	16,852,117	$ 0.05	$ 842,606
	5/11/2015	5/18/2015	16,875,117	$ 0.05	$ 843,754
	7/23/15	7/30/2015	16,943,001	$ 0.05	$ 847,150

The Board of Directors has indicated its intention to pay $0.05 quarterly dividends. There can be no assurances that our Board of Directors will continue the dividend distributions for any specified number of quarters; however, there is no current plan to discontinue the quarterly dividend distributions. After the end of FY15, in November 2015, our Board of Directors declared a dividend distribution of $0.05 per share.

KNOWN TRENDS OR UNCERTAINTIES

Although we have not seen any significant reduction in revenues to date, we have seen some consolidation in the pharmaceutical industry during economic downturns. These consolidations have not had a negative effect on our total sales to that industry; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

RECENTLY ISSUED OR NEWLY ADOPTED ACCOUNTING STANDARDS

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We adopted this standard during FY15 and believe that it did not have a significant effect on our financial position or results of operation.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for years beginning after December 15, 2016. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

SIGNIFICANT ACCOUNTING POLICIES

Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Actual results could differ from those estimates. Significant accounting policies for us include revenue recognition, accounting for capitalized software development costs, valuation of stock options, and accounting for income taxes.

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

Generally, we enter into one-year license agreements with customers for the use of our pharmaceutical software products. We recognize revenue on these contracts when all the criteria are met. Most license agreements have a term of one year; however, from time to time, we enter into multi-year license agreements. We generally unlock and invoice software one year at a time for multi-year licenses. Therefore, revenue is recognized one year at a time. Certain of the Company's software products are housed and supported on the Company's computer networks. Software revenues for those products are included in income over the life of the contract.

We recognize revenue from collaboration research and revenue from grants equally over their terms. For contract revenue based on actual hours incurred we recognize revenue when the work is performed. For fixed price contracts, we recognize contract study and other contract revenue using the percentage-of-completion method, depending upon how the contract studies are engaged, in accordance with ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. To recognize revenue using the percentage-of-completion method, we must determine whether we meet the following criteria: 1) there is a long-term, legally enforceable contract, 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest programs, MedChem Designer and MembranePlus, and we do not foresee an end-of-life for any of them at this point. Amortization of software development costs amounted to $1,023,139 and $807,705 for FY15 and FY14, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2015, the Company determined that it has two reporting units, Simulations Plus and Cognigen. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of August 31, 2015, the entire balance of goodwill was attributed to the Company's Cognigen reporting unit. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during FY15 and FY14.

Reconciliation of Goodwill for the period ended August 31, 2015:

Balance, August 31, 2014	$–
Addition	4,789,248
Impairments	–
Balance, August 31, 2015	$4,789,248

Other Intangible Assets

The following table summarizes other intangible assets as of August 31, 2015:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$137,500	$962,500
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete	Straight line 5 years	50,000	10,000	40,000
		$1,650,000	$147,500	$1,502,500

Amortization expense for FY15 and FY14 was$147,500 and $-0-, respectively.

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

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $295,243 and $144,327 for the FY15 and FY14, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such framework, including the completion and review of internal review assessment forms and the completion and review of financial reporting information systems and controls checklists in the framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2015.

No changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended August 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The remaining information required by Item 10 is incorporated by reference from the sections entitled “Board Matters and Corporate Governance,” “Election of Directors,” “Executive Compensation and Other Information,” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement on Schedule 14A to be distributed in connection with our 2016 Annual Shareholders’ Meeting (the “Proxy Statement”).

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

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto. (13)^
3.1	Articles of Incorporation of the Company. (5)
3.2	Amended and Restated Bylaws of the Company. (5)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Amended and Restated Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto (1) (†)
10.2(a)	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.2(b)	Termination and Non-Assertion Agreement entered into on May 15, 2014 by and between the Company and TSRL, Inc. (11)
10.3(a)	The Company’s 2007 Stock Option Plan. (3) (†)
10.3(b)	The Company’s 2007 Stock Option Plan as amended as of December 6, 2013. (10) (†)
10.4(a)	Lease, dated May 12, 2005 by and between Freeway Ventures, LLC and the Company. (6)
10.4(b)	Notice of Election to Extend Term of Lease by and between the Company and Crest Development LLC (formerly Freeway Ventures LLC) dated July 29, 2010.(4)
10.4(c)	One Amendment to Lease by and between the Company and Crest Development LLC entered into as May 23, 2013. (8)
10.5	Stock Purchase Agreement by and among the Company, Words+, Inc., and Prentke Romich Company dated November 15, 2011. (7)
10.6	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 22, 2013. (9) (†)
10.7	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 28, 2014. (12) (†)
10.8	Employment Agreement by and between the Company and Thaddeus H Grasela Jr. dated as of September 2, 2014. (12) (†)
10.9	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 9, 2015. (14) (†)
21.1	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 – Certification of the Principal Executive Officer*
31.2	Section 302 – Certification of the Principal Financial Officer*
32.1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2011.
(6)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.
(7)	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011.
(8)	Incorporated by reference to the Company’s Form 10-Q filed July 10, 2013.
(9)	Incorporated by reference to the Company’s Form 10-K filed November 18, 2013.
(10)	Incorporated by reference to the Company’s Form 10-Q filed April 9, 2014.
(11)	Incorporated by reference to the Company’s Form 8-K filed May 19, 2014.
(12)	Incorporated by reference to the Company’s Form 8-K filed September 4, 2014.
(13)	Incorporated by reference to the Company’s Form 8-K/A filed November 18, 2014.
(14)	Incorporated by reference to the Company’s Form 8-K filed July 15, 2015.

(c) Financial Statement Schedule.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 2015

SIMULATIONS PLUS, INC.

By:	/s/ John R. Kneisel
John R. Kneisel Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/Walter S. Woltosz Walter S. Woltosz	Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
November 20, 2015

/s/ Dr. Thaddeus H. Grasela Thaddeus H. Grasela	President and Director of the Company
November 20, 2015

/s/ Dr. David Z. D’Argenio Dr. David Z. D’Argenio	Director
November 20, 2015

/s/ Dr. David L. Ralph Dr. David L. Ralph	Director
November 20, 2015

/s/ Dr. John K. Paglia John K. Paglia	Director
November 20, 2015

/s/ John R. Kneisel John R. Kneisel	Chief Financial Officer of the Company (Principal financial officer and principal accounting officer)
November 20, 2015

SIMULATIONS PLUS, INC. & SUBSIDIARY

CONTENTS

August 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Simulations Plus, Inc. and Subsidiary

Lancaster, California

We have audited the accompanying consolidated balance sheets of Simulations Plus, Inc. (a California corporation) and Subsidiary as of August 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulations Plus, Inc. and Subsidiary as of August 31, 2015 and 2014, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

November 18, 2015

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2015 and 2014

	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$8,551,275	$8,614,929
Accounts receivable, net of allowance for doubtful accounts of $0	1,593,707	1,708,158
Revenues in excess of billings	795,125	158,914
Prepaid income taxes	–	748,359
Prepaid expenses and other current assets	381,718	188,160
Deferred income taxes	210,972	114,846
Total current assets	11,532,797	11,533,366
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $7,632,421 and $6,609,283	3,798,339	3,452,541
Property and equipment, net (note 3)	413,510	95,242
Intellectual property, net of accumulated amortization of $801,250 and $193,750	5,273,750	5,881,250
Other intangible assets net of accumulated amortization of $147,500	1,502,500	–
Goodwill	4,789,248	–
Other assets	34,082	18,445
Total assets	$27,344,226	$20,980,844

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$209,407	$130,547
Accrued payroll and other expenses	429,580	340,709
Accrued bonuses to officer	121,000	120,000
Income taxes payable	43,602	–
Other current liabilities	19,859	19,859
Current portion - Contracts payable (note 4)	2,604,404	750,000
Billings in excess of revenues	106,534	–
Deferred revenue	78,945	30,370
Total current liabilities	3,613,331	1,391,485

Long-term liabilities
Deferred income taxes	3,190,419	2,375,874
Payments due under Contracts payable (note 4)	1,000,000	1,750,000
Other long-term liabilities	8,274	28,134
Total liabilities	$7,812,024	$5,545,493

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 16,943,001 and 16,349,955 shares issued and outstanding	5,414	4,821
Additional paid-in capital	9,714,290	6,085,427
Retained earnings	9,812,498	9,345,103
Total shareholders' equity	$19,532,202	$15,435,351
	$–	–
Total liabilities and shareholders' equity	$27,344,226	$20,980,844

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended August 31,

	2015	2014
Net Revenues	$18,314,248	$11,460,880
Cost of revenues	4,315,870	1,629,069
Gross margin	13,998,378	9,831,811
Operating expenses
Selling, general, and administrative	6,813,374	4,439,665
Research and development	1,328,476	952,774
Total operating expenses	8,141,850	5,392,439

Income from operations	5,856,528	4,439,372

Other income (expense)
Interest income	17,935	31,437
Gain (loss) on currency exchange	(181,534)	42,488
Total other income (expense)	(163,599)	73,925
Income from operations before provision for income taxes	5,692,929	4,513,297
Provision for income taxes	(1,849,968)	(1,487,806)
Net Income	$3,842,961	$3,025,491

Earnings per share
Basic	$0.23	$0.19
Diluted	$0.23	$0.18

Weighted-average common shares outstanding
Basic	16,864,670	16,173,674
Diluted	17,032,158	16,407,751

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended August 31, 2015 and 2014

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, August 31, 2013	16,030,894	$4,502	$4,842,794	$9,395,197	$14,242,493

Exercise of stock options	154,316	154	98,471		98,625

Stock-based Compensation			144,327		144,327

Issuance of stock-TSRL agreement (Note 4)	164,745	165	999,835		1,000,000

Declaration of Dividend				(3,075,585)	(3,075,585)

Net income				3,025,491	3,025,491

Beginning balance August 31, 2014	16,349,955	$4,821	$6,085,427	$9,345,103	$15,435,351

Exercise of stock options	101,887	102	56,941		57,043

Stock-based Compensation			295,243		295,243

Issuance of stock-Cognigen Acquisition	491,159	491	3,276,679		3,277,170

Excess tax benefits from share-based arrangement					–

Declaration of Dividend				(3,375,566)	(3,375,566)

Net income				3,842,961	3,842,961

Balance, August 31, 2015	16,943,001	$5,414	$9,714,290	$9,812,498	$19,532,202

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended August 31, 2015 and 2014

	2015	2014
Cash flows from operating activities
Net income	$3,842,961	$3,025,491
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	211,454	47,231
Amortization of capitalized computer software development costs	1,023,139	807,705
Amortization of Intellectual property	755,000	182,500
Stock-based compensation	295,243	144,327
Deferred income taxes	55,919	1,298,896
(Increase) decrease in
Accounts receivable	1,048,969	247,456
Revenues in excess of billings	(238,502)	–
Prepaid income taxes	748,359	(446,786)
Prepaid expenses and other assets	(104,836)	4,014
Increase (decrease) in
Accounts payable	19,443	(15,464)
Accrued payroll and other expenses	(355,567)	29,500
Accrued bonus	1,000	60,000
Billings in excess of revenues	(239,906)	–
Accrued income taxes	43,602	–
Other liabilities	(19,860)	(19,859)
Deferred revenue	48,573	(58,857)
Net cash provided by operating activities	7,134,991	5,306,154

Cash flows from investing activities
Purchases of property and equipment	(71,369)	(24,486)
Purchases of intellectual property	–	(2,500,000)
Cash used to purchase Cognigen	(2,080,000)	–
Cash received in acquisition	190,184	–
Capitalized computer software development costs	(1,168,937)	(1,369,077)
Net cash provided by (used in) investing activities	(3,130,122)	(3,893,563)

Cash flows from financing activities
Payment of Dividends	(3,375,566)	(3,075,585)
Payments on Contracts Payable	(750,000)
Proceeds from the exercise of stock options	57,043	98,625
Net cash (used in) financing activities of continuing operations	(4,068,523)	(2,976,960)

Net increase (decrease) in cash and cash equivalents	(63,654)	(1,564,369)
Cash and cash equivalents, beginning of year	8,614,929	10,179,298
Cash and cash equivalents, end of period	$8,551,275	$8,614,929

Supplemental disclosures of cash flow information
Interest paid	$–	$–
Income taxes paid	$961,907	$692,562

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Cognigen Corporation	$3,277,170	$–
Creation of contract liability for acquisition of Cognigen Corporation	$1,854,404	$–
Purchase of intellectual property with shares and notes payable	$–	$3,500,000

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND LINES OF BUSINESS

Organization

Simulations Plus, Inc. (“Simulations Plus”) was incorporated on July 17, 1996. On September 2, 2014, Simulations Plus, Inc. acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”) and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. (collectively, “Company”, “we”, “us”, “our”), pursuant to the terms of that certain Agreement and Plan of Merger, dated as of July 23, 2014, by and between Simulations Plus and Cognigen (the “Merger Agreement”).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Simulations Plus and, as of September 2, 2014, its wholly-owned subsidiary, Cognigen. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Actual results could differ from those estimates. Significant accounting policies for us include revenue recognition, accounting for capitalized computer software development costs, valuation of stock options, and accounting for income taxes.

Revenue Recognition

We recognize revenues related to software licenses and software maintenance in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software – Revenue Recognition”. Software product revenue is recorded when the following conditions are met: 1) evidence of arrangement exists; 2) delivery has been made; 3) the amount is fixed; and 4) collectability is probable. Post-contract customer support (“PCS”) obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

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

Generally, we enter into one-year license agreements with customers for the use of our pharmaceutical software products. We recognize revenue on these contracts when all the criteria are met. Most license agreements have a term of one year; however, from time to time, we enter into multi-year license agreements. We generally unlock and invoice software one year at a time for multi-year licenses. Therefore, revenue is recognized one year at a time. Certain of the Company's software products are housed and supported on the Company's computer networks. Software revenues for those products are included in income over the life of the contract.

We recognize revenue from collaboration research and revenue from grants equally over their terms. For contract revenue based on actual hours incurred we recognize revenues when the work is performed. For fixed price contracts, we recognize contract study and other contract revenue using the percentage-of-completion method, depending upon how the contract studies are engaged, in accordance with FASB ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. To recognize revenue using the percentage-of-completion method, we must determine whether we meet the following criteria: 1) there is a long-term, legally enforceable contract, 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

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

Capitalized Computer Software Development Costs

Software development costs are capitalized in accordance with FASB ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed”. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ and MembranePlus™ programs (MembranePlus™ was released following the close of the Company’s fiscal year ended August 31, 2014), and we do not foresee an end-of-life for any of them at this point. Amortization of software development costs amounted to $1,023,139 and $807,705 for the years ended August 31, 2015 and 2014, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

We test capitalized computer software development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Property and Equipment

Property and equipment are recorded at cost, or fair market value for property and equipment acquired in business combinations, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

Equipment	5 years
Computer equipment	3 to 7 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Shorter of life of asset or lease

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

Intangible Assets and Goodwill

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and recognizes the assets acquired and liabilities assumed at their acquisition date fair value. Acquired intangible assets include customer relationships, software, trade names, and non-compete agreements. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2015, the Company determined that it has two reporting units, Simulations Plus and Cognigen. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of August 31, 2015, the entire balance of goodwill was attributed to the Company's Cognigen reporting unit. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during the fiscal years ended each of August 31, 2015 and 2014.

Reconciliation of Goodwill for the fiscal year ended August 31, 2015 is as follows:

Balance, August 31, 2014	$–
Addition	4,789,248
Impairments	–
Balance, August 31, 2015	$4,789,248

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

Other Intangible Assets

The following table summarizes other intangible assets as of August 31, 2015:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$137,500	$962,500
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete	Straight line 5 years	50,000	10,000	40,000
		$1,650,000	$147,500	$1,502,500

Amortization expense for the fiscal year ended August 31, 2015 was $147,500.

Future amortization for the next five years is as follows:

Year ending August 31,	Amount
2016	147,500
2017	147,500
2018	147,500
2019	147,500
2020	137,500

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

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

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

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, and accrued bonuses to officers, the carrying amounts are approximate fair value due to their short-term nature.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2015 and 2014 were approximately $38,000 and $38,000, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs include salaries, laboratory experiment, and purchased software which was developed by other companies and incorporated into, or used in the development of, our final products.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740-10, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the fiscal years ended August 31, 2015 and 2014 was $7,500. Accumulated amortization as of August 31, 2015 and 2014 was $26,250 and $18,750, respectively.

On May 15, 2014, we entered into a termination and non-assertion agreement with TSRL, Inc. (“TSRL”), pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization for the fiscal year ended August 31, 2015 was $600,000. Amortization expense for the period of May 15, 2014 to August 31, 2014 was $175,000. Accumulated amortization as of August 31, 2015 was $775,000. (See note 4)

Total amortization expense for intellectual property agreements for the years ended August 31, 2015 and 2014 was $607,500 and $193,700, respectively. Accumulated amortization as of August 31, 2014 and 2013 was $801,250 and $193,750, respectively.

Future amortization for the next five years is as follows:

Year ending August 31,	TSRL	Enslien Research	Total
2016	$ 600,000	$ 7,500	$ 607,500
2017	$ 600,000	$ 7,500	$ 607,500
2018	$ 600,000	$ 7,500	$ 607,500
2019	$ 600,000	$ 7,500	$ 607,500
2020	$ 600,000	$ 7,500	$ 607,500

Earnings per Share

The Company reports earnings per share in accordance with FASB ACS 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2015 and 2014 were as follows:

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

	2015	2014
Numerator
Net income attributable to common shareholders	$3,842,961	$3,025,491

Denominator
Weighted-average number of common shares outstanding during the year	16,864,670	16,173,674
Dilutive effect of stock options	234,077	167,507

Common stock and common stock equivalents used for diluted earnings per share	17,032,158	16,407,751

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $295,243 and $144,327 for the fiscal years ended August 31, 2015 and 2014, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” and FASB ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the years ended August 31, 2015 and 2014.

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We are evaluating the impact, if any, of the adoption of ASU 2013-11 on our balance sheet. The adoption of ASU 2013-11 did not have a material effect on our balance sheet.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2015 and 2014 consisted of the following:

	2015	2014
Equipment	$460,626	$125,541
Computer equipment	123,235	51,466
Furniture and fixtures	190,456	147,541
Leasehold improvements	103,599	23,645
	877,916	348,193
Less accumulated depreciation and amortization	464,406	252,951
Total	$413,510	$95,242

Depreciation expense was $211,454 and $47,231 for the years ended August 31, 2015 and 2014, respectively.

NOTE 4 – CONTRACTS PAYABLE

TSRL

Pursuant to the termination and non-assertion agreement with TSRL, the Company agreed to pay TSRL total consideration of $6.0 million. The Company paid $3.5 million on May 20, 2014, comprised of cash in the amount of $2.5 million and the issuance of $1 million worth of the Company’s common stock - 164,745 shares of the Company’s common stock based upon the April 25, 2014 closing price per share of $6.07(See note 2). The Company will pay TSRL an additional $2,500,000 over a three-year period. The remaining payments scheduled, by year, are below.

Cognigen Acquisition Liability-Related Party

On September 2, 2014, the Company acquired Cognigen (See note 12). As part of the above-discussed consideration payable to the former shareholders of Cognigen the Company agreed that within three business days following the two-year anniversary of July 23, 2014 (the date of the Merger Agreement) and subject to any offsets, the Company will pay the former shareholders of Cognigen a total of $1,854,404, comprised of $720,000 of cash and the issuance of 170,014 shares of the Company’s stock. The former shareholders of Cognigen are currently employed by the consolidated Company, one of whom serves as the President of each of Simulations Plus and Cognigen.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

Future payments under the Agreements, which are non-interest-bearing, are due as follows:

Twelve month Period ending August 31,	TSRL	Cognigen Acquisition Liability	Total
2016	$750,000	$1,854,404	$2,604,404
2017	1,000,000	0	1,000,000
Total	$1,750,000	$1,854,404	$3,604,404
Less Current portion	(750,000)	(1,854,404)	(2,604,404)
Contracts payable, net of current portion	$1,000,000	$0	$1,000,000

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

Cognigen leases approximately 12,225 square feet of space in Buffalo, New York. The initial five-year term expires in October 2018; the lease allows for a three year option to extend to October 2021. The current base rent is $15,638 per month. Rent expense, including common area maintenance fees for the years ended August 31, 2015 and 2014 was $488,888 and $305,636, respectively.

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2015 were as follows:

Years Ending August 31,
2016	$493,661
2017	317,180
2018	198,654
2019	31,276
$1,040,771

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

Employment Agreement

Effective September 1, 2014, the Company entered into an Employment Agreement with Walter S. Woltosz to serve as Chief Executive Officer of the Company (the “Woltosz Employment Agreement”). The Woltosz Employment Agreement had a one-year term. Under the terms of the Woltosz Employment Agreement, Mr. Woltosz was required to devote a minimum of 60% of his productive time to the position of Chief Executive Officer of the Company. He received annual compensation of $180,000, was eligible to receive stock options to purchase up to 12,000 shares of the Company’s common stock under the 2007 Simulations Plus, Inc. Stock Option Plan, as determined by the Company’s Board of Directors, and was to be paid an annual performance bonus of up to 5% of the Company’s net income before taxes, not to exceed $36,000. A copy of the Woltosz Employment Agreement was filed as an attachment to the 8-K filed with the Securities and Exchange Commission on September 4, 2014. On July 9, 2015, the Company renewed this employment agreement for another year on the same terms as the September 2014 agreement. A copy of the agreement was filed as an attachment to the 8-K filed with the Securities and Exchange Commission on July 15, 2015.

On September 2, 2014, Thaddeus H. Grasela, Jr., Ph.D., was appointed President of Simulations Plus and its wholly-owned subsidiary Cognigen, and the Company and Cognigen have entered into an Employment Agreement with Dr. Grasela (the “Grasela Employment Agreement”) which has a three-year term. Pursuant to the Grasela Employment Agreement, Dr. Grasela will receive an annual base salary of $250,000, will be eligible to receive stock options to purchase shares of the Company’s common stock under the 2007 Simulations Plus, Inc. Stock Option Plan, as determined by the Company’s Board of Directors, and will be eligible to receive an annual performance bonus in an amount not to exceed 10% of base salary to be determined by the Compensation Committee of the Company’s Board of Directors. On September 1, 2015 the Compensation Committee awarded a $25,000 performance bonus to Dr. Grasela, this expense was accrued as an expense as of August 31, 2015.

License Agreement

The Company executed a royalty agreement with Accelrys, Inc. (“Accelrys”) (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the company now operates under the name Biovia. Under this royalty agreement for the fiscal year ended August 31, 2015 and 2014 we incurred royalty expense of $77,307 and $46,662, respectively.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

Litigation

Except as described below, we are not a party to any legal proceedings and are not aware of any pending legal proceedings of any kind.

In June 2014, the Company was served with a complaint in a civil action entitled Sherri Winslow v. Incredible Adventures, Inc., et al. (Los Angeles Superior Court Case No. BC545789) alleging wrongful death and seeking unspecified damages arising out of a May 18, 2012 plane crash in the State of Nevada.  The Company’s Chief Executive Officer owns the subject aircraft and is also a named defendant. The complaint alleged that the Company was the owner of the subject aircraft.   The Company denied all material allegations against it, including that it owns or has ever owned any interest in the subject aircraft. On November 25, 2014, the plaintiff and the Company signed a stipulation of dismissal pursuant to which the plaintiff agreed to dismiss the Company without prejudice. The Company planned to prepare a dismissal with prejudice to be signed on behalf of the plaintiff in the event the plaintiff did not discover evidence during a nine-month period to and including August 31, 2015, that justified bringing the Company back into the litigation. The Company did not receive notification of any such discovery and is in the process of preparing documents for the plaintiff’s final dismissal with prejudice.

NOTE 6 – SHAREHOLDERS' EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2015 and 2014. The details of the dividends paid are in the following tables:

FY2015

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/7/2014	11/14/2014	16,841,114	$0.05	$842,056
1/26/2015	2/2/2015	16,852,117	$0.05	$842,606
5/11/2015	5/18/2015	16,875,117	$0.05	$843,754
7/23/2015	7/30/2015	16,943,001	$0.05	$847,150
Total				$3,375,566

FY2014

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/08/2013	11/15/2013	16,073,894	$0.04	$642,956
2/17/2014	2/24/2014	16,149,460	$0.05	$807,473
5/09/2014	5/16/2014	16,165,171	$0.05	$808,259
8/04/2014	8/11/2014	16,337,955	$0.05	$816,897
Total				$3,075,585

Although dividend distributions are currently expected to continue on a quarterly basis, the Company’s Board of Directors reserves the right to discontinue the dividend distribution any time.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

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

Incentive Stock Options (“ISOs”)

As of August 31, 2015, employees of the Company held ISOs to purchase in the aggregate 621,000 shares of the Company’s common stock at exercise prices ranging from $1.00 to $7.10 per share.

Transactions in FY14 (ISOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2013	532,000	$1.82	3.95
Granted	447,500	$6.57
Exercised	(175,000)	$1.34
Canceled/Forfeited	(6,000)	$1.00
Outstanding, August 31, 2014	798,500	$4.59	6.27
Vested and Exercisable, August 31, 2014	299,000	$1.82	3.16
Vested and Expected to Vest, August 31, 2014	728,079	$4.41	5.99

Transactions in FY15 (ISOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2014	798,500	$4.59	6.27
Granted	37,000	$6.99
Exercised	(95,384)	$2.49
Canceled/Forfeited	(119,116)	$4.86
Outstanding, August 31, 2015	621,000	$5.01	6.48
Vested and Exercisable, August 31, 2015	265,700	$2.81	4.40
Vested and Expected to Vest, August 31, 2015	576,952	$4.87	6.32

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

Non-Qualified Stock Options (“NQSOs”)

As of August 31, 2015, the outside members of the Company’s Board of Directors held NQSOs to purchase in the aggregate 49,350 shares of the Company’s common stock at exercise prices ranging from $1.78 to $6.75 per share.

Transactions in FY14 (NQSOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2013	48,600	$3.79	7.85
Granted	15,000	$6.72
Exercised	(7,000)	$1.30
Outstanding, August 31, 2014	56,600	$4.82	7.96
Exercisable, August 31, 2014	31,400	$3.96	6.74

Transactions in FY15 (NQSOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2014	56,600	$4.82	7.96
Granted	13,750	$6.75
Exercised	(6,503)	$3.28
Cancelled/Forfeited	(14,497)	$4.97
Outstanding, August 31, 2015	49,350	$5.52	7.75
Exercisable, August 31, 2015	27,200	$4.70	6.31

The fair value of the options, including both ISOs and NQSOs, granted during fiscal year 2015 is estimated at $113,435. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.03%, pre-vest forfeiture rate of 6.20%, expected volatility of 47.13%, risk-free interest rate of 2.09%, and expected life of 6.89 years. The total fair value of non-vested stock options as of August 31, 2015 was $904,560 and is amortizable over a weighted average period of 3.64 years.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

During the fiscal year ended August 31, 2014, the fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.01%, pre-vest forfeiture rate of 6.25%, expected volatility of 46.18%, risk-free interest rate of 1.80%, and expected life of 6.27 years.

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

Intrinsic Value of options outstanding and options exercisable

	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
FY15	$1,182,797	$1,109,489	$396,485
FY14	$1,850,239	$1,552,171	$737,266

The weighted-average remaining contractual life of options outstanding issued under the 1996 and 2007 Plan was 6.57 years at August 31, 2015. The exercise prices for the options outstanding at August 31, 2015 ranged from $1.00 to $7.10 per share, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	158,500	3.0 years	$1.02	158,500	3.0 years	$1.03
$1.51	$3.00	8,600	4.7 years	$2.37	8,600	4.7 years	$2.37
$3.01	$4.50	41,000	3.4 years	$3.25	41,000	3.4 years	$3.25
$4.51	$6.00	74,000	3.7 years	$5.48	11,600	4.9 years	$4.92
$6.01	$7.10	388,250	9.0 years	$6.85	73,200	8.6 years	$6.83
		670,350			292,900

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

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

The components of the income tax provision for fiscal years 2015 and 2014 were as follows:

	2015	2014
Current
Federal	$1,557,897	$186,052
State	236,152	2,858
	1,794,049	188,910
Deferred
Federal	(15,036)	1,180,655
State	70,955	118,241
	55,919	1,298,896

Total	$1,849,968	$1,487,806

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for fiscal years 2015 and 2014:

	2015	2014
Income tax computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.0	5.1
Meals & Entertainment	0.1	0.1
Other permanent differences	(0.2)	2.6
Research and development credit	(6.9)	(9.6)
Change in prior year estimated taxes	0.5	0.8
Total	32.5%	33.0%

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

Significant components of the Company's deferred tax assets and liabilities for income taxes for the fiscal years ended August 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets
Accrued payroll and other expenses	$97,625	$88,573
Deferred revenue	43,703	12,473
Capitalized merger costs	299,965	93,306
Intellectual property	24,221	19,442
Research and development credit	90,365	216,917
State taxes	78,089	272
State Tax Deferred	175,044	120,575
Total deferred tax assets	809,012	551,558
Less: Valuation allowance	–	–
	809,012	551,558
Deferred tax liabilities
Property and equipment	(159,980)	(27,178)
State Tax Deferred	(8,445)	(5,914)
Intellectual Property	(2,053,219)	(1,361,535)
Capitalized computer software development costs	(1,566,815)	(1,417,959)

Total deferred tax liabilities	(3,788,460)	(2,812,586)

Net deferred tax liabilities	$(2,979,447)	$(2,261,028)

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $ -0- and $-0- for fiscal years 2015 and 2014, respectively. We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal year 2011 thru 2014 are open for audit, and our state tax returns for fiscal year 2010 through 2014 remain open for audit. In addition our California tax return for the fiscal year 2007 and fiscal year 2008 remains open with regard to research and development tax credits as a result of a previous audit for which we received a letter from the California Franchise Tax Board stating that an audit will not be conducted for those years at this time; however it may be subject to future audit. In 2015 the Company was informed that the IRS will be auditing the Company’s tax return for 2014. The audit was started in October 2015 and has not been completed. The Company does not believe that this examination by the IRS will result in a significant change to our financial position or results of operations.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

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

Revenue concentration shows that international sales accounted for 37% and 51% of net sales for fiscal years 2015 and 2014, respectively. Three customers, respectively, accounted for 10% (actually a dealer account in Japan representing various customers), 8% and 6% of net sales for fiscal years 2015. Two customers accounted for 14% (actually a dealer account in Japan representing various customers), and 8% of net sales for fiscal year 2014.

Accounts receivable concentration shows that three customers comprised 12% (a dealer account in Asia representing various customer), 11% (actually a dealer account in Japan representing various customers), and 11% of accounts receivable at August 31, 2015, and two customers comprised 30% (actually a dealer account in Japan representing various customers), and 17% of accounts receivable at August 31, 2014.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

The majority of our customers are in the pharmaceutical industry. During economic downturns, we have seen consolidations in the pharmaceutical industry. Although we have not seen any significant reduction in total revenues to date, our growth rate could be effected by consolidation and downsizing in the pharmaceutical industry.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

NOTE 9 – SEGMENT AND Geographic Reporting

We account for segments and geographic revenues in accordance with guidance issued by the FASB. Our reportable segments are strategic business units that offer different products and services.

Results for each segment and consolidated results are as follows years ended August 31, 2015 and 2014 (in thousands):

Fiscal Year Ended August 31, 2015

	Simulations Plus, Inc.	Cognigen Corporation*	Eliminations	Total
Net Revenues	$13,086	$5,228		$18,314
Income (loss) from operations before income taxes	$4,816	$1,041		$5,857
Total assets	$25,549	$9,033	$(7,238)	$27,344
Capital expenditures	$23	$14		$37
Capitalized software costs	$1,019	$151		$1,170
Depreciation and Amortization	$1,633	$357		$1,990

*Cognigen Corporation was acquired on September 2, 2014.

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the years ended August 31, 2015 and 2014 were as follows (in thousands):

Fiscal Year Ended August 31, 2015

	North America	Europe	Asia	South America	Total
Simulations Plus, Inc.	$6,261	$3,629	$3,153	$43	$13,086
Cognigen Corporation *	$5,228	–	–	–	$5,228
Total	$11,489	$3,629	$3,153	$43	$18,314

*Cognigen Corporation was acquired on September 2, 2014

Fiscal Year Ended August 31, 2014**

	North America	Europe	Asia	South America	Total
Simulations Plus, Inc	$5,633	$2,983	$2,819	$26	$11,461

** Does not include Cognigen acquired on September 2, 2014

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

NOTE 10 – RELATED PARTY TRANSACTIONS

During fiscal year 2015, included in bonus expenses to officers was $121,000, of which $60,000 was accrued bonus representing 5% of the Company’s net income before bonuses and taxes, not exceeding $60,000, paid to the Corporate Secretary, Virginia Woltosz, as an annual bonus as part of the terms of the original sale of Words+ to the Company in 1996. In addition, $36,000 was accrued under the employment agreement with Walter Woltosz, the Company’s Chief Executive Officer, and another $25,000 was expensed as a fiscal year 2014 performance bonus for Thaddeus Grasela the Company’s President. As of August 31, 2015, $121,000 was accrued. These amounts were paid in September 2015.

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

On September 2, 2015 Simulations Plus acquired Cognigen. The Company incurred a liability of $1,854,404 due to the former shareholders of Cognigen who are currently employees and shareholders of the consolidated Company (See note 4). This liability is due to be settled in July 2016.

NOTE 11 – EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the total employee compensation. We can also elect to make a profit-sharing contribution. We contributed $237,300 and $117,200 for fiscal years 2015 and 2014, respectively.

NOTE 12 – ACQUISITION/MERGER WITH COGNIGEN CORPORATION

On July 23, 2014, Simulations Plus and Cognigen entered into the Merger Agreement. On September 2, 2014, the Company consummated the acquisition of all outstanding equity interests of Cognigen pursuant to the terms of the Merger Agreement, with Cognigen merging with and into a newly formed, wholly-owned subsidiary of Simulations Plus. We believe the combination of Simulations Plus and Cognigen provides substantial future potential based on the complementary strengths of each of the companies.

Under the terms of the Merger Agreement, as described below, the Company will pay the former shareholders of Cognigen total consideration of $7,000,000, consisting of $2,800,000 of cash and $4,200,000 worth of newly-issued, unregistered shares of the Company’s common stock.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

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

The Merger Agreement provided for a targeted working capital adjustment to be made 120 days after the closing date. The amount of that adjustment was $26,707.

Under the acquisition method of accounting, the total estimated purchase price is allocated to Cognigen’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (September 2, 2014). The following table summarizes the preliminary allocation of the purchase price for Cognigen:

Assets acquired, including accounts receivable of $934,000 and estimated Contracts receivable of $398,000	$1,524,389
Fixed assets acquired	458,351
Estimated value of software acquired	200,000
Estimated value of Intangibles acquired (Customer Lists, trade name etc.)	1,600,000
Working Capital Adjustment	(26,707)
Current Liabilities assumed	(644,499)
Goodwill	4,789,248
Estimated Deferred income taxes	(662,500)

Total Consideration	$7,238,282

Goodwill has been provided in the transaction based on estimates of future earnings of this subsidiary including anticipated synergies associated with the positioning of the combined company as a leader in model-based drug development. Based on the structure of the transaction, the Company does not anticipate benefiting from any tax deductions in future periods for recognized goodwill.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

Consolidated supplemental Pro Forma information

The following consolidated supplemental pro forma information assumes that the acquisition of Cognigen took place on September 1, 2013 for the income statements for the fiscal year ended August 31, 2014. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Cognigen to reflect the same expenses in the fiscal year ended August 31, 2014 that were incurred in the fiscal year ended August 31, 2015. The adjustments include costs of acquisition of $410,000, the amortization of intangibles acquired during the merger, and depreciation changes to reflect the value of the fixed assets acquired that would have occurred assuming the fair value adjustments to fixed assets had been applied on September 1, 2013, together with consequential tax effects.

	For the fiscal year ended August 31 (in 1000’s)
	(Actual)	(Pro forma)
	2015	2014
Net Sales	$18,314	$16,196
Net Income	$3,842	$2,554

NOTE 13 – SUBSEQUENT EVENTS

Dividend Declared

On October 28, 2015, our Board of Directors declared a quarterly cash dividend of $0.05 per share to our shareholders. The dividend was distributed on Monday, November 16, 2015, for shareholders of record as of Monday, November 9, 2015.

