Form 10-Q
period 2015-11-30
SIMULATIONS PLUS INC
filed 2016-01-14
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended November 30, 2015

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 14, 2016 was 16,966,001 and no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended November 30, 2015

Table of Contents

PART I. FINANCIAL INFORMATION

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	(Unudited)	(Audited)
	November 30,	August 31,
ASSETS
	2015	2015
Current assets
Cash and cash equivalents	$7,154,513	$8,551,275
Accounts receivable, net of allowance for doubtful accounts of $0	4,042,436	1,593,707
Revenues in excess of billings	742,939	795,125
Prepaid expenses and other current assets	263,062	381,718
Deferred income taxes	161,431	210,972
Total current assets	12,364,381	11,532,797
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $7,879,689 and $7,632,421	3,818,371	3,798,339
Property and equipment, net (note 3)	364,499	413,510
Intellectual property, net of accumulated amortization of $953,125 and $801,250	5,121,875	5,273,750
Other intangible assets net of accumulated amortization of $184,375 and $147,500	1,465,625	1,502,500
Goodwill	4,789,248	4,789,248
Other assets	34,082	34,082
Total assets	$27,958,081	$27,344,226

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$90,155	$209,407
Accrued payroll and other expenses	501,935	429,580
Accrued bonuses to officer	30,250	121,000
Income taxes payable	385,095	43,602
Other current liabilities	19,859	19,859
Current portion - Contracts payable (note 4)	2,604,404	2,604,404
Billings in excess of revenues	211,718	106,534
Deferred revenue	53,312	78,945
Total current liabilities	3,896,728	3,613,331

Long-term liabilities
Deferred income taxes	3,123,517	3,190,419
Payments due under Contracts payable (note 4)	1,000,000	1,000,000
Other long-term liabilities	3,309	8,274
Total liabilities	$8,023,554	$7,812,024

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 16,996,001 and 16,943,001 shares issued and outstanding	5,467	5,414
Additional paid-in capital	9,859,889	9,714,290
Retained earnings	10,069,171	9,812,498
Total shareholders' equity	$19,934,527	$19,532,202
	$–	–
Total liabilities and shareholders' equity	$27,958,081	$27,344,226

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED Statements of Operations

For the three months ended November 30,

	Three months ended
	(Unaudited)
	2015	2014

Net Revenues	$4,838,620	$4,086,192
Cost of revenues	1,083,347	997,734
Gross margin	3,755,273	3,088,458
Operating expenses
Selling, general, and administrative	1,676,433	2,079,169
Research and development	351,307	259,912
Total operating expenses	2,027,740	2,339,081

Income from operations	1,727,533	749,377

Other income (expense)
Interest income	4,467	4,592
Gain (loss) on currency exchange	(14,895)	(7,790)
Total other income (expense)	(10,428)	(3,198)
Income from operations before provision for income taxes	1,717,105	746,179
Provision for income taxes	(610,632)	(217,275)
Net Income	$1,106,473	$528,904

Earnings per share
Basic	$0.07	$0.03
Diluted	$0.06	$0.03

Weighted-average common shares outstanding
Basic	16,966,089	16,830,319
Diluted	17,255,068	17,097,858

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED Statements of Cash Flows

For the three months ended November 30,

	(Unaudited)
	2015	2014
Cash flows from operating activities
Net income	$1,106,473	$528,904
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	50,218	93,036
Amortization of capitalized computer software development costs	247,268	213,290
Amortization of Intellectual Property	188,750	151,875
Stock-based compensation	63,962	65,799
Deferred income taxes	(17,361)	32,370
(Increase) decrease in
Accounts receivable	(2,448,729)	(353,283)
Revenues in excess of billings	52,186	(177,880)
Prepaid income taxes	–	122,231
Prepaid expenses and other assets	118,656	12,788
Increase (decrease) in
Accounts payable	(119,252)	(36,753)
Accrued payroll and other expenses	72,355	(112,413)
Accrued bonus	(90,750)	(96,000)
Billings in excess of revenues	105,184	(216,715)
Accrued income taxes	341,493	–
Other liabilities	(4,965)	(4,965)
Deferred revenue	(25,633)	4,509
Net cash provided by (used in) operating activities	(360,145)	226,793

Cash flows from investing activities
Purchases of property and equipment	(1,207)	(20,944)
Cash used to purchase Cognigen	–	(2,080,000)
Cash received in acquisition	–	190,184
Capitalized computer software development costs	(267,300)	(297,729)
Net cash provided by (used in) investing activities	(268,507)	(2,208,489)

Cash flows from financing activities
Payment of Dividends	(849,800)	(842,056)
Proceeds from the exercise of stock options	81,690	–
Net cash (used in) financing activities of continuing operations	(768,110)	(842,056)

Net increase (decrease) in cash and cash equivalents	(1,396,762)	(2,823,752)
Cash and cash equivalents, beginning of year	8,551,275	8,614,929
Cash and cash equivalents, end of period	$7,154,513	$5,791,177

Supplemental disclosures of cash flow information
Interest paid	$–	$–
Income taxes paid	$285,500	$3,232

Non-Cash Investing and Financing Activities
Stock issued for acquisiton of Cognigen Corporation	$–	$3,277,170
Creation of contract liability for acquisition of Cognigen Corporation	$–	$1,854,404

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2015 and 2014

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2015, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on November 20, 2015. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Organization

Simulations Plus, Inc. (“Simulations Plus”, “Lancaster”) was incorporated on July 17, 1996. On September 2, 2014, Simulations Plus, Inc. acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”, “Buffalo”) and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. (collectively, “Company”, “we”, “us”, “our”), pursuant to the terms of that certain Agreement and Plan of Merger, dated as of July 23, 2014, by and between Simulations Plus and Cognigen (the “Merger Agreement”).

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

As a byproduct of ongoing improvements and upgrades for the new programs and new modules of software, some modifications are provided to customers who have already purchased software licenses at no additional charge. Other software modifications result in new, additional cost modules that expand the functionality of the software. These are licensed separately. We consider the modifications that are provided without charge to be minimal, as they do not significantly change the basic functionality or utility of the software, but rather add convenience, such as being able to plot some additional variable on a graph in addition to the numerous variables that had been available before, or adding some additional calculations to supplement the information provided from running the software. Such software modifications for any single product have typically occurred once or twice per year, sometimes more, sometimes less. Thus, they are infrequent. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided.

Generally, we enter into one-year license agreements with customers for the use of our pharmaceutical software products. We recognize revenue on these contracts when all the criteria are met.

Most license agreements have a term of one year; however, from time to time, we enter into multiyear license agreements. We generally unlock and invoice software one year at a time for multiyear licenses. Therefore, revenue is recognized one year at a time.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $247,268 and $213,290 for the three months ended November 30, 2015 and 2014, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill and indefinite-lived assets

Goodwill and indefinite-lived assets are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans.

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

The following table summarizes fair value measurements by level at November 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$7,154,513	$–	$–	$7,154,513
Total	$7,154,513	$–	$–	$7,154,513

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for the fiscal quarters ended November 30, 2015 and 2014 was $1,875 and $1,875, respectively. Accumulated amortization as of November 30, 2015 and 2014 was $28,125 and $20,625, respectively.

On May 15, 2014, we bought out a royalty agreement with TSRL, Inc. of Ann Arbor, Michigan. The cost of $6,000,000 is being amortized over 10 years under the straight-line method. Amortization expense for the periods ended November 30, 2015 and 2014 was $150,000. Accumulated amortization as of November 30, 2015 and August 31, 2015 was $925,000 and $775,000, respectively. (See Note 4.)

Total amortization expense for intellectual property agreements for the three months ended was $151,875 and $151,875, respectively. Accumulated amortization as of November 30, 2015 and August 31, 2015 was $953,125 and $801,250, respectively.

Intangible assets

The Company acquired certain intangible assets as part of the acquisition of Cognigen Corporation on September 2, 2014. The following table summarizes those intangible assets as of November 30, 2015:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$171,875	$928,125
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete	Straight line 5 years	50,000	12,500	37,500
		$1,650,000	$184,375	$1,465,625

Amortization expense for each of the three months ended November 30, 2015 and 2014 was $36,875. According to policy in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2015 and 2014 were as follows:

	11/30/2015	11/30/2014
Numerator
Net income attributable to common shareholders	$1,106,473	$528,904
Denominator
Weighted-average number of common shares outstanding during the 3 months of FY15 & FY14	16,966,089	16,830,319
Dilutive effect of stock options	288,979	267,539
Common stock and common stock equivalents used for diluted earnings per share	17,255,068	17,097,858

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated, based on the grant-date fair value, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $63,962 and $65,799 for the three months ended November 30, 2015 and 2014, respectively, and is included in the condensed statements of operations as Selling, General and Administration (SG&A), and Research and Development expense.

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

Note 3: Property and Equipment

Property and equipment as of November 30, 2015 consisted of the following:

Equipment	$191,663
Computer equipment	460,626
Furniture and fixtures	123,235
Leasehold improvements	103,599
Sub total	879,123
Less: Accumulated depreciation and amortization	(514,624)
Net Book Value	$364,499

Note 4: CONTRACTS PAYABLE

TSRL

Pursuant to the termination and non-assertion agreement with TSRL, the Company agreed to pay TSRL total consideration of $6.0 million. The Company paid $3.5 million on May 20, 2014, comprised of cash in the amount of $2.5 million and the issuance of $1 million worth of the Company’s common stock - 164,745 shares of the Company’s common stock based upon the April 25, 2014 closing price per share of $6.07(See note 2). According to the contract, the Company paid $750,000 to TSRL in April 2015 and will pay TSRL an additional $1,750,000 within the next two-year period. The remaining payments scheduled, by year, are below.

Cognigen Acquisition Liability-Related Party

On September 2, 2014, the Company acquired Cognigen Corporation. As part of the above-discussed consideration payable to the former shareholders of Cognigen, the Company agreed that within three business days following the two-year anniversary of July 23, 2014 (the date of the Merger Agreement) and subject to any offsets, the Company will pay the former shareholders of Cognigen a total of $1,854,404, comprised of $720,000 of cash and the issuance of 170,014 shares of the Company’s stock. The former shareholders of Cognigen are currently employed by the consolidated Company, one of whom serves as the President.

Future payments under the Agreements, which are non-interest-bearing, are due as follows:

Twelve-month Period ending November 30	TSRL	Cognigen Acquisition Liability	Total

2016	$750,000	$1,854,404	$2,604,404
2017	1,000,000	0	1,000,000
Total	$1,750,000	$1,854,404	$3,604,404
Less current portion	(750,000)	(1,854,404)	(2,604,404)
contracts payable, net of current portion	$1,000,000	$0	$1,000,000

Note 5: COMMITMENTS AND CONTINGENCIES

Employment Agreement

Effective September 1, 2014, the Company entered into an Employment Agreement with Walter S. Woltosz to serve as Chief Executive Officer of the Company (the “Woltosz Employment Agreement”). The Woltosz Employment Agreement had a one-year term. Under the terms of the Woltosz Employment Agreement, Mr. Woltosz was required to devote a minimum of 60% of his productive time to the position of Chief Executive Officer of the Company. He received annual compensation of $180,000, was eligible to receive stock options to purchase up to 12,000 shares of the Company’s common stock under the 2007 Simulations Plus, Inc. Stock Option Plan, as determined by the Company’s Board of Directors, and was to be paid an annual performance bonus of up to 5% of the Company’s net income before taxes, not to exceed $36,000. A copy of the Woltosz Employment Agreement was filed as an attachment to the 8-K filed with the Securities and Exchange Commission on September 4, 2014. On July 9, 2015, the Company renewed this employment agreement for another year on the same terms as the September 2014 agreement. A copy of the agreement was filed as an attachment to the 8-K filed with the Securities and Exchange Commission on July 15, 2015. Mr. Woltosz’ bonuses under these agreements were paid in September following each agreement’s term.

On September 2, 2014, Thaddeus H. Grasela, Jr., Ph.D., was appointed President of the Company, and the Company has entered into an Employment Agreement with Dr. Grasela (the “Grasela Employment Agreement”), which has a three-year term. Pursuant to the Grasela Employment Agreement, Dr. Grasela will receive an annual base salary of $250,000, will be eligible to receive stock options to purchase shares of the Company’s common stock under the 2007 Simulations Plus, Inc. Stock Option Plan, as determined by the Company’s Board of Directors, and will be eligible to receive an annual performance bonus in an amount not to exceed 10% of base salary to be determined by the Compensation Committee of the Company’s Board of Directors. On September 1, 2015 the Compensation Committee awarded a $25,000 performance bonus to Dr. Grasela. This expense was accrued as an expense as of August 31, 2015. This bonus was paid in September 2015.

License Agreement

The Company executed a royalty agreement with Accelrys, Inc. (“Accelrys”) (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the Company now operates under the name BIOVIA. Under this royalty agreement for the three months ended November 30, 2015 and 2014, we incurred royalty expense of $15,550 and $10,165, respectively.

Income taxes

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

Note 6: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2016 and 2015. The details of the dividends paid are in the following tables:

FY2015
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/7/2014	11/14/2014	16,841,114	$0.05	$842,056
1/26/2015	2/2/2015	16,852,117	$0.05	$842,606
5/11/2015	5/18/2015	16,875,117	$0.05	$843,754
7/23/2015	7/30/2015	16,943,001	$0.05	$847,150
Total				$3,375,566

FY2016
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/09/2015	11/16/2015	16,996,001	$0.05	$849,800

Total				$849,800

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

Qualified Incentive Stock Options (Qualified ISO)

As of November 30, 2015, employees hold Qualified ISO to purchase 560,800 shares of common stock at exercise prices ranging from $1.00 to $7.10, which were granted prior to November 30, 2015.

Transactions in FY16	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2015	621,000	$5.01	6.10
Granted	0	$0.00
Exercised	53,000	$1.54
Cancelled/Forfeited	(7,200)	$6.85
Outstanding, November 30, 2015	560,800	$5.31	6.52
Exercisable, November 30, 2015	244,160	$3.45	4.32

Non-Qualified Stock Options (Non-Qualified ISO)

As of November 30, 2015, the outside members of the Board of Directors hold options to purchase 49,350 shares of common stock at exercise prices ranging from $1.67 to $6.75, which were granted prior to November 30, 2015.

Transactions in FY16	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2015	49,350	$5.52	7.78
Granted	0	$0.00
Exercised	0	$0.00
Outstanding, November 30, 2015	49,350	$5.52	7.50
Exercisable, November 30, 2015	27,200	$4.70	6.06

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 6.60 years at November 30, 2015. The exercise prices for the options outstanding at November 30, 2015 ranged from $1.00 to $7.10, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	120,000	2.71 years	$1.03	120,500	2.71 years	$1.03
$1.51	$3.00	3,600	4.44 years	$2.20	3,600	4.44 years	$2.20
$3.01	$4.50	31,000	3.50 years	$3.33	31,000	3.50 years	$3.33
$4.51	$6.00	74,000	3.41 years	$5.48	41,600	3.46 years	$5.42
$6.01	$7.10	381,050	8.72 years	$6.85	74,660	8.37 years	$6.83
		610,150	6.60 years	$5.33	271,360	4.49 years	$3.58

Note 7: RELATED PARTY TRANSACTIONS

As of November 30, 2015, included in bonus expenses to officers was $30,250, of which $15,000 was accrued bonus representing an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996, and $15,250 accrued bonus representing an estimated quarterly amount of bonuses payable to our President, Thaddeus Grasela, and our Chief Executive Officer, Walter Woltosz, as part of their current employment agreements.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that International sales accounted for 45.9% and 39% of net sales for the three months ended November 30, 2015 and 2014, respectively. The top four customers accounted for 11%, 9% (a dealer account in Japan representing over 40 customers), 6%, and 6% of net sales during the three months ended November 30, 2015. The top five customers accounted for 16%, 12% (a dealer account in Japan representing over 40 customers), 10%, 10%, and 9% of net sales during the three months ended November 30, 2014.

Accounts receivable concentration shows that four customers comprised 16%, 13%, 8%, and 8% (a dealer account in Japan representing over 40 customers) of accounts receivable at November 30, 2015. Accounts receivable concentration shows that five customers comprised 16%, 12% (a dealer account in Japan representing over 40 customers), 10%, 10%, and 9% of accounts receivable at November 30, 2014.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

The majority of our customers are in the pharmaceutical industry. Although past consolidation and downsizing in the pharmaceutical industry has not negatively impacted our sales, future consolidation and downsizing could have an impact on our revenues and earnings going forward.

Note 9: SEGMENT AND Geographic Reporting

We account for segments and geographic revenues in accordance with guidance issued by the FASB. Our reportable segments are strategic business units that offer different products and services.

Results for each segment and consolidated results are as follows for the three months ended November 30, 2015 and (in thousands):

November 30, 2015
	Lancaster	Buffalo	Eliminations	Total
Net revenues	$3,410	$1,428		$4,838
Income (loss) from operations	1,424	304		1,728
Identifiable assets	26,002	9,194	$(7,238)	27,958
Capital expenditures	1	0		1
Capitalized software costs	223	44		267
Depreciation and amortization	395	91		486

November 30, 2014
	Lancaster	Buffalo	Eliminations	Total
Net revenues	$2,951	$1,135		$4,086
Income (loss) from operations	686	63		749
Identifiable assets	25,905	8,441	$(7,238)	27,108
Capital expenditures	17	3		20
Capitalized software costs	274	24		298
Depreciation and amortization	367	91		458

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended November 30, 2015 and 2014 were as follows (in thousands):

November 30, 2015
	North America	Europe	Asia	South America	Total
Lancaster	$1,462	$914	$1,032	$1	$3,410
Buffalo	1,428	–	–	–	1,428
Total	2,280	773	1,032	1	4,838

November 30, 2014
	North America	Europe	Asia	South America	Total
Lancaster	$1,346	$640	$965	$–	$2,951
Buffalo	1,135	–	–	–	1,135
Total	2,481	640	965	–	4,086

Note 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $55,889 and $57,327 for the three months ended November 30, 2015 and 2014, respectively.

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

General

BUSINESS

OVERVIEW

The Company is a premier developer of groundbreaking drug discovery and development simulation and modeling software. Our software is licensed to major pharmaceutical, biotechnology, agrochemical, and food industry companies and to regulatory agencies worldwide for use in the conduct of model-based drug development and the study of environmental toxicants. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and regulatory submissions. Recently, we have been exploring the application of some of our advanced machine-learning technologies for problems in aerospace and healthcare outside of our traditional markets. The Company is headquartered in Southern California, with offices in Buffalo, New York. Our common stock trades on the NASDAQ Capital Market under the symbol “SLP.”

We are also a leading provider of population modeling and simulation contract research services for the pharmaceutical and biotechnology industries. Our clinical-pharmacology-based consulting services include pharmacokinetic and pharmacodynamic modeling, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. We have also developed software for harnessing cloud-based computing in support of modeling and simulation activities and secure data archiving, and we provide consulting services to improve interdisciplinary collaborations and R&D productivity.

We are a global leader focused on improving the ways scientists use knowledge and data to predict the properties and outcomes of pharmaceutical and biotechnology agents, and one of only two global companies who provide a wide range of early discovery, preclinical, and clinical consulting services and software. Our innovations in integrating new and existing science in medicinal chemistry, computational chemistry, computer science, pharmaceutical science, biology, and physiology into our software have made us the leading software provider for physiologically based pharmacokinetics (PBPK) modeling and simulation.

We generate revenue by delivering relevant, cost-effective software, as well as creative and insightful consulting services. Pharmaceutical and biotechnology companies use our software programs and scientific knowledge to guide discovery, preclinical, and clinical development programs. They also use it to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, develop generic dosage forms, optimize clinical trial designs, and simulate outcomes in special populations, such as the elderly and pediatric patients.

PRODUCTS

General

We currently offer seven software products for pharmaceutical research and development: three simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus™, DDDPlus™, and MembranePlus™; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor™, MedChem Designer™, and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite™); and one program that supports data analysis and reporting through our proprietary secure cloud called KIWI™. During this reporting period, we announced the upcoming release of a new software product called PKPlus™ for noncompartmental and compartmental pharmacokinetic analysis and reporting, which is further described below.

GastroPlus

Our flagship product and currently our largest source of revenue is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently the most widely used software of its type in pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. The U.S. FDA recently added 50 additional GastroPlus licenses to the 20 it already had, bringing the total to 70. Because of the widespread use of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (OrBiTo). OrBiTo is an international collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of Europe, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of all other members. We believe our investment to participate in this initiative enables us to benefit from, and to contribute to, advancing the prediction of human oral bioavailability from preclinical data, and ensures that we are in front of the audience of member pharmaceutical companies and regulatory agencies.

In September 2014, we entered into a research collaboration agreement (RCA) with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosing Routes Module of GastroPlus to provide a tool for generic companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. Under this RCA, we receive up to $200,000 per year. This RCA may be renewed for up to a total of three years based on the progress achieved during the project. After a highly successful first year, the RCA was renewed for its second year in September 2015.

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

In addition to the two funded efforts with the FDA described above, we also have an unfunded RCA with the FDA’s Office of Generic Drugs (OGD) that began in 2014. The objective of this RCA, which has a five-year term, is directed toward the FDA’s evaluation of mechanistic IVIVCs (in vitro-in vivo correlations) to determine whether mechanistic absorption modeling (MAM) correlates laboratory (in vitro) dissolution experiment results with the behavior of dosage forms in humans and animals (in vivo) better than traditional empirical methods.

In April 2015, we released Version 9.0 of GastroPlus. This was the largest single upgrade we’ve made to the program to date, and the added level of science and technology enabled valuable new functionalities that we believe provide the most advanced decision-making tool for preclinical and early clinical trial simulation and modeling analysis available today. Several of the significant enhancements include:

•	ability to simulate the absorption and distribution of biologics (antibodies and proteins)
•	ability to simulate dosing to the skin, including patches, creams, ointments, and subcutaneous injections
•	tighter integration with our ADMET Predictor™ software to increase the utility of the program in early drug discovery.

Our goal with GastroPlus is to integrate the best science into user-friendly software to enable pharmaceutical researchers and regulators to perform sophisticated analyses of complex drug behaviors in humans and laboratory animals. Already the most widely used program in the world for physiologically based pharmacokinetics (PBPK), the addition of these new capabilities is expected to expand the user base earlier into the research & development process within the pharmaceutical industry, while also helping us further penetrate the biopharmaceuticals, food, cosmetics, and general toxicology markets.

DDDPlus

DDDPlus simulates in vitro laboratory experiments that measure the rate of dissolution of a drug and, if desired, the additives (excipients) in a particular dosage form (e.g., powder, tablet, or capsule) under a variety of experimental conditions. This unique software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the dissolution rate for various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, and (3) design in vitro dissolution experiments to better mimic in vivo conditions. A major upgrade to DDDPlus is in final stages of development and is currently expected to be released in the second quarter of fiscal year 2016.

MembranePlus™

Similar to DDDPlus, MembranePlus simulates laboratory experiments, but in this case, the experiments are for measuring permeability of drug-like molecules through various membranes, including several different standard cell cultures (Caco-2, MDCK), as well as artificially formulated membranes (PAMPA). The value of such a simulation derives from the fact that when the permeabilities of the same molecules are measured in different laboratories using (supposedly) the same experiments, results are often significantly different. These differences are caused by a complex interplay of factors in how the experiment was set up and run. MembranePlus simulates these experiments with their specific experimental details, and this enables scientists to better interpret how results from specific experimental protocols can be used to predict permeability in human and animals, which is the ultimate goal. A few initial sales of MembranePlus have been made. Like DDDPlus was ten years ago, this program is a very new concept that requires educating scientists on how and why to use it, and our marketing and sales program has been tasked with providing that training.

PKPlus™

On October 15, 2015 we announced the upcoming release of a new standalone software product called PKPlus, based on the internal PKPlus Module in GastroPlus that has been available since 2000. The PKPlus Module in GastroPlus provides quick and easy fitting of compartmental and noncompartmental analysis (NCA) pharmacokinetic (PK) models for oral and intravenous doses, but was not a tool that was designed to meet all of the requirements for generating these analyses and producing report-quality output for regulatory submissions. The new standalone PKPlus program is being developed to provide the full level of functionality needed by pharmaceutical industry scientists to generate the analyses and the outputs needed to satisfy regulatory agency requirements for both NCA and compartmental PK. The program has been in development for about 17 months, and is nearing completion. We believe the potential number of users for PKPlus is large and that it has the potential to become one of our leading revenue producers.

ADMET Predictor™

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a chemistry-based computer program that takes molecular structures (i.e., drawings of molecules represented in various forms) as inputs and predicts approximately 150 different properties for them at an average rate of over 100,000 compounds per hour on a modern laptop computer. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, or to generate estimates of unknown properties for molecules that have been synthesized, but for which only a limited number of experimental properties have been measured. Thus, a chemist can assess the likely success of a large number of existing molecules in a company’s chemical library, as well as molecules that have never been made, by providing their molecular structures, either by drawing them using a tool such as our MedChem Designer software, or by automatically generating large numbers of molecules using various computer algorithms, including those embedded in our MedChem Studio software.

ADMET Predictor has been top-ranked for predictive accuracy in multiple peer-reviewed, independent comparison studies, while generating its results at a high throughput rate. Although the state-of-the-art of this type of software does not enable identifying the best molecule in a series, it does allow early screening of molecules that are highly likely to fail as potential drug candidates (i.e., the worst molecules, which is usually the majority of a chemical library) before synthesizing and testing them. Thus, millions of virtual compounds can be created and screened in a day, compared to potentially months or years of work to actually synthesize and test a much smaller number of actual compounds.

The latest release of ADMET Predictor (version 7.2, released in May) contains updated cytochrome P450 enzyme kinetics models that are seamlessly integrated into the recently released GastroPlus Version 9.0, enhancing the synergy between predicted properties and PBPK simulations and enabling discovery chemists – a new group of potential users – to use PBPK simulations. It also contains two new models related to human liver microsomal (HLM) stability, an experiment that is routinely run on newly synthesized compounds in the pharmaceutical industry. The updated models illustrate our commitment to providing the best predictive models in the industry.

We are now working on ADMET Predictor 8.0, which features a completely redesigned and modernized interface as well as a number of new capabilities to enhance the performance and user-friendliness of the program. We expect to release version 8.0 in early calendar 2016.

The optional ADMET Modeler™ Module in ADMET Predictor enables scientists to use their own experimental data to quickly create proprietary high-quality predictive models using the same powerful machine-learning methods we use to build our top-ranked property predictions. Pharmaceutical companies expend substantial time and money conducting a wide variety of experiments on new molecules each year, generating large databases of experimental data. Using this proprietary data to build predictive models can provide a second return on their investment; however, model building has traditionally been a difficult and tedious activity performed by specialists. The automation in ADMET Modeler makes it easy for a scientist to create very powerful models with minimal training.

We are currently investigating three applications of this machine-learning engine outside of our normal pharmaceutical markets: (1) building predictive models for missile aerodynamic force and moment coefficients as a function of missile geometry, Mach number, and angle of attack, (2) classifying/identifying missiles and other objects from radar tracking data, and (3) classifying patients as healthy or experiencing some disease state or genetic disorder evidenced by magnetic resonance imaging (MRI) of the brain. Other potential applications for this modeling engine have also been identified; however, our focus to date has been in these three areas.

We believe our machine-learning software engine has a wide variety of potential applications and we intend to pursue funding to develop customized tools based on the engine for a number of them.

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule-drawing program, or “sketcher”, but now has capabilities exceeding those of other molecule-drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free to our customers because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule-drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license, the chemist would see the entire ~150 predictions that are available. Over 15,000 copies of MedChem Designer have been downloaded by scientists around the world to date.

When used with a license for ADMET Predictor, MedChem Designer becomes a de novo molecule design tool. With it, a researcher can draw one or more molecular structures, then click on the ADMET Predictor icon and have ~150 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index. Researchers can also click on an icon to generate the likely metabolites of a molecule and then predict all of the properties of those metabolites from ADMET Predictor, including each of their ADMET Risk scores. This is important because a metabolite of a molecule can be therapeutically beneficial (or harmful) even though the parent molecule is not.

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

MedChem Studio™

MedChem Studio is a powerful software tool that is used both for data mining and for de novo design of new molecules. In its data-mining role, MedChem Studio facilitates searching of large chemical libraries to find molecules that contain identified substructures, and it enables rapid generation of clusters (classes) of molecules that share common substructures from high-throughput screening (HTS) data. MedChem Studio version 4.0 was released during fiscal year 2014.

While MedChem Designer can be used to refine a small number of molecules, MedChem Studio can be used to create and screen (with ADMET Predictor) very large numbers of molecules down to a few promising lead candidates. MedChem Studio has features that enable it to generate new molecular structures using a variety of de novo design methods. When MedChem Studio is used with ADMET Predictor and MedChem Designer (which we refer to as our ADMET Design Suite), we believe the programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high-throughput screening experiments to find the most promising classes (groups of molecules with a large common part of their structures) and molecules that are active against a particular target. In addition, MedChem Studio can take an interesting (but not acceptable) molecule and, using a variety of design algorithms, quickly generate many thousands to millions of high quality analogs (similar new molecules). These molecules can then be screened using ADMET Predictor to find molecules that are both active against the target as well as acceptable in a variety of ADMET properties. We demonstrated the power of the ADMET Design Suite during two NCE (new chemical entity) projects wherein we designed lead molecules to inhibit the growth of the plasmodium falciparum malaria parasite in one study and lead molecules that were combined COX-1 and COX-2 inhibitors. Every molecule we designed and had synthesized hit their targets. We are not aware of any other software company that has demonstrated the ability of their software in this way.

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

The pharmaceutical industry has been rapidly adopting cloud technology as a solution to ever-expanding computer processing needs. Leveraging our 20-plus years of experience in providing an architecture supporting modeling and simulation efforts, we have developed KIWI as a secure, validated, enterprise-scale environment, enabling global teams to collaborate on model-based decision making. KIWI has proven to be a valuable platform for encouraging interdisciplinary discussions about the model development process and interpretation of results. We continue to receive positive feedback about the functionality implemented in KIWI and the value of the approach we have taken to harness cloud technology. We continue to improve functionality and collaboration within the KIWI platform, and we expect the licensing fee will be a source of recurring revenue for further development and growth. KIWI Version 1.3 was released in May 2015. This version of KIWI provides our user community with access to new features that accelerate completion of modeling projects by decreasing run times and facilitating the comparison and exporting of results across models. These features include dynamic comparisons of model parameter estimates and diagnostic plots, export of model run records for regulatory submissions, and accelerated infrastructure with the upgrade to the latest versions of NONMEM® and Perl-speaks-NONMEM running in a 64-bit Linux environment.

Contract Research and Consulting Services

Our scientists and engineers have world-class expertise in drug absorption via various dosing routes (oral, intravenous, ocular, nasal/pulmonary, and dermal), pharmacokinetics, and pharmacodynamics. They have been speakers or presenters at over 150 scientific meetings worldwide in the past four years. We frequently conduct contracted studies for large customers (including the five largest pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing, and we have expanded our consulting teams to meet the increased workload.

We currently are working with the FDA on three different Research Collaboration Agreements (RCAs): the two funded efforts for the ocular model and long-acting injectable microspheres and the unfunded IVIVC effort, all described above under “GastroPlus”.

Pharmacometric modeling:

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments and clinical trials of new and existing pharmaceutical products, typically working on 30-40 drug projects per year. The modeling analysis of clinical trial data that we perform is different from the modeling analysis offered by GastroPlus; the former relies more on statistical and semi-mechanistic models, whereas the latter relies on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on the detailed understanding of the human body and the chemistry of the drug and involve mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models guide drug formulation design and dose selection.

At recent (2014) meetings held by the FDA and other regulatory agencies, such agencies emphasized an interest in bringing physiologically based pharmacokinetics (PBPK) into clinical pharmacology. We believe the combined strengths of the new Simulation Plus formed through the acquisition of Cognigen in September 2014 have now uniquely positioned us at the forefront of model-based drug development.

Because of the synergies achieved through the integration of Cognigen into Simulations Plus, our first full fiscal year of combined operations resulted in significantly increased revenues and earnings. Our clinical pharmacometricians in Buffalo supported by our consulting team in California are learning to use the PBPK modeling capabilities of GastroPlus and are performing such studies under new and expanded contracts with pharmaceutical customers.

PRODUCT DEVELOPMENT

Development of our software is focused on expanding product lines, designing enhancements to our core technologies, and integrating existing and new products into our principal software architecture and platform technologies. We intend to continue to offer regular updates to our products and to continue to look for opportunities to expand our existing suite of products and services.

To date, we have developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. These arrangements sometimes require that we pay royalties to third parties. We intend to continue to license or otherwise acquire technology or products from third parties when it makes business sense to do so. We currently have one license agreement, with BIOVIA, a San Diego division of Dassault Systemes in France, pursuant to which a small royalty is paid to BIOVIA from revenues on each license for the Metabolite module in ADMET Predictor. This license agreement continues in perpetuity and either party has the right to terminate it.

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (aka Therapeutic Systems Research Laboratories), pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and non-assertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000 as follows: (a) $3,500,000 by May 20, 2014, which amount was comprised of $2,500,000 in cash and $1,000,000 worth of our common stock (which was 164,745 shares based upon the April 25, 2014 closing price per share of $6.07 per share), (b) $750,000 payable on or before April 25, 2015, (c) $750,000 payable on or before April 25, 2016, and (d) $1,000,000 payable on or before April 25, 2017. Our payment obligation described above is non-interest-bearing and will be amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. For most quarters, we expect that this will result in a savings over the royalty payments that would have been paid to TSRL if paid consistent with past practices.

MARKETING AND DISTRIBUTION

We distribute our products and offer our services in North America, South America, Europe, Japan, Australia, New Zealand, India, Singapore, and the People’s Republic of China.

We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our website, and using various communication channels to our database of prospects and customers. At various scientific meetings around the world each year, there are numerous presentations and posters presented in which the research that was reported on was performed using our software. Many of these presentations were from industry and FDA scientists; some were from our staff.

Our sales and marketing efforts are handled primarily internally with our scientific team and several senior management staff assisting our marketing and sales staff with trade shows, seminars, and customer training, both via the Internet and on-site. We believe that this is more effective than a completely separate sales team for several reasons: (1) customers appreciate talking directly with software developers and consulting scientists who can answer a wide range of technical questions about methods and features in depth; (2) our scientists and engineers benefit from direct customer contact by gaining an appreciation for the environment and problems of the customer; and (3) we believe the relationships we build through scientist-to-scientist contact are stronger than relationships built through salesperson-to-scientist contacts. We also have one independent distributor in Japan and two independent representatives in China who sell and market our products.

We provide support to the GastroPlus User Group in Japan, which was organized by Japanese researchers in 2009. In early 2013, a group of scientists in Europe and North America organized another group following the example set in Japan. Over 750 members have joined this group to date. We support this group through coordination of online meetings each month and managing the web site for exchange of information among members. These user groups provide us valuable feedback with respect to desired new features and suggested interface changes.

PRODUCTION

Our pharmaceutical software products are designed and developed by our development teams in California and New York, with locations in Lancaster, Petaluma, San Jose, San Diego, and Buffalo. In addition, we have one team member working out of North Carolina and our Chief Executive Officer works primarily from Auburn, Alabama.

The principal materials and components used in the manufacture of simulation software products include CD-ROMs and instruction manuals, which are also produced in-house and through outside contractors. In-house graphic art and engineering talent enables us to accomplish this production in a cost-efficient manner.

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing, and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research, and marketing resources that are larger than ours. Our management believes there is currently no significant competitive threat to GastroPlus, DDDPlus, or MembranePlus; however, in spite of a high barrier to entry, one could be developed over time. MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing. Smaller companies generally need to outsource a greater percentage of this research. Thus, we compete not only with other software suppliers, but also with the in-house development teams at some of the larger pharmaceutical companies.

Although competitive products exist, both new licenses and license renewals for GastroPlus have continued to grow. We believe that we enjoy a dominant market share in this segment. We believe that the success of our two NCE projects in which we successfully designed, synthesized, and tested new lead molecules to treat malaria as well as COX-2/COX-1 will further promote the abilities of our ADMET Design Suite for rapid and cost-effective design of lead compounds.

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

On July 23, 2014, we signed a merger agreement with Cognigen Corporation of Buffalo, New York. The merger closed on September 2, 2014, and Cognigen became our wholly owned subsidiary. We believe the combination of Simulations Plus and Cognigen provides substantial future potential based on the complementary strengths of each of the companies. It is our intent to continue to search for acquisition opportunities that are compatible with our current businesses and that are accretive, i.e., adding to both revenues and earnings.

In the fiscal year ended August 31, 2015 we distributed $0.20 per share in dividends to our shareholders. And in November 2015 we distributed another quarterly dividend of $0.05 per share. We anticipate future dividends to be $0.05 per share per quarter; however, there can be no assurances that such dividends will be distributed, or if so, whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each quarterly dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended November 30, 2015 and 2014.

The following table sets forth our consolidated condensed statements of operations (in thousands) and the percentages that such items bear to net sales:

	Three Months Ended
	11/30/15		11/30/14
Net revenues	$4,838	100%	$4,086	100%
Cost of revenues	1,083	22.4	998	24.4
Gross margin	3,755	77.6	3,088	75.6
Selling, general and administrative	1,676	34.6	2,079	50.9
Research and development	351	7.3	260	6.4
Total operating expenses	2,027	41.9	2,339	57.2
Income from operations	1,728	35.7	749	18.3
Other income(Expense)	(11)	(0.2)	(3)	(0.1)
Income from operations before income taxes	1,717	35.5	746	18.2
(Provision for) income taxes	(611)	(12.6)	(217)	(5.3)
Net income	$1,106	22.9%	$529	12.9%

Net Revenues

Consolidated net Revenues increased $752,000 or 18.4% to $4.838M in the first fiscal quarter of Fiscal Year 2016 (“1QFY16”) from $4.086M in the first fiscal quarter of Fiscal Year 2015 (“1QFY15”). $293,000 of this increase was from new revenues generated by our Buffalo Division, representing a 25.9% increase over 1QFY15. Net revenues of the Lancaster Division increased $459,000 or 15.6%, to $3.41 million in 1FQY16 from $2.95 million in 1QFY15. Software sales increased $324,000 or 11.8%, while analytical study revenues increase by $121,000 or 89% over 1QFY15.

Cost of Revenues

Consolidated Cost of Revenues increased by $85,000 in 1QFY16 to $1.083 million from $998,000 in 1QFY15. The increase came mainly from a $33,000 increase in software amortization costs and a $49,000 increase in training costs for workshops in 1QFY16.

Cost of Revenues as a percentage of revenue decreased from 24.4% in 1QFY15 to 22.4% in 1QFY16. A significant portion of Cost of Revenues for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to sales. This amortization cost increased approximately $33,000 in 1QFY16 compared with 1QFY15.

Gross Margin

Consolidated gross margin increased $667,000 or 21.6%, to $3,755 million in 1QFY16 from $3.088 million in 1QFY15, a result of containing costs while increasing revenues.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $403,000, or 19.4% to $1.68 million in 1QFY16 from $2.08 million in 1QFY15.

•	Major Increases:
o	No significant increases in SG&A expenses in 1QFY16 compared to 1QFY15.
•	Major Decreases:
o	Consulting Fees - In 1QFY15, we paid approximately $400,000 in one-time fees and expenses to our financial advisor/business broker related to the Cognigen acquisition. There were no such expenses in the current reporting period.
o	Trade show costs decreased $44,000 in 1QFY16.

Research and Development

Total research and development cost increased $84,000 in 1QFY16 compared to 1QFY15. We incurred approximately $618,000 of research and development costs during 1QFY16. Of this amount, $267,000 was capitalized and $351,000 was expensed. In 1QFY15, we incurred $534,000 of research and development costs, of which $274,000 was capitalized and $260,000 was expensed.

Other income (expense)

Net other income (expense) in 1QFY15 decreased by $8,000 to a net expense of $11,000 from net expense of $3,000 in 1QFY15. This is due mainly to currency exchange losses in 1QFY16 due to currency fluctuations.

Provision for Income Taxes

The provision for income taxes was $611,000 for 1QFY16 and $217,000 for 1QFY15. Our effective tax rate increased to 35.6% in 1QFY16 from 29.1% in 1QFY15, due to higher income and attendant lower percentage of permanent tax deductions in 1QFY16 for R&D and other credits.

Net Income

Net income increased by $577,000, or 109.2%, to $1.106 million in 1QFY16 from $529,000 in 1QFY15. The increase comes from two main sources: increased revenues of $752,000; and reduced SG&A expense in 2016, since in 2015 we incurred approximately $400,000 of one-time consulting costs associated with the Cognigen acquisition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our risk from exposure to financial markets is limited to foreign exchange variances and fluctuations in interest rates. We may be subject to some foreign exchange risks. Most of our business transactions are in U.S. dollars, although we generate significant revenues from customers overseas. The exception is that we have been compensated in Japanese yen by Japanese customers and PRC Yuan (RMB) by Chinese customers. In the future, if foreign currency transactions increase significantly, we may mitigate this effect through foreign currency forward contracts whose mark-to-market gains or losses are recorded in "Other Income or expense" at the time of the transaction. To date, exchange rate exposure has not resulted in a material impact.

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

Item 1A.	Risk factors
Not applicable

Item 2.	Changes in Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other Information
N/A

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto. (13)^
3.1	Articles of Incorporation of the Company. (5)
3.2	Amended and Restated Bylaws of the Company. (5)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Amended and Restated Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto (1) (†)
10.2(a)	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)

10.2(b)	Termination and Non-Assertion Agreement entered into on May 15, 2014 by and between the Company and TSRL, Inc. (11)
10.3(a)	The Company’s 2007 Stock Option Plan. (3) (†)
10.3(b)	The Company’s 2007 Stock Option Plan as amended as of December 6, 2013. (10) (†)
10.4(a)	Lease, dated May 12, 2005 by and between Freeway Ventures, LLC and the Company. (6)
10.4(b)	Notice of Election to Extend Term of Lease by and between the Company and Crest Development LLC (formerly Freeway Ventures LLC) dated July 29, 2010.(4)
10.4(c)	One Amendment to Lease by and between the Company and Crest Development LLC entered into as May 23, 2013. (8)
10.5	Stock Purchase Agreement by and among the Company, Words+, Inc., and Prentke Romich Company dated November 15, 2011. (7)
10.6	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 22, 2013. (9) (†)
10.7	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 28, 2014. (12) (†)
10.8	Employment Agreement by and between the Company and Thaddeus H Grasela Jr. dated as of September 2, 2014. (12) (†)
10.9	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 9, 2015. (14) (†)
21.1	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 – Certification of the Principal Executive Officer*
31.2	Section 302 – Certification of the Principal Financial Officer*
32.1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended August 31, 2011.
(6)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.
(7)	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011.
(8)	Incorporated by reference to the Company’s Form 10-Q filed July 10, 2013.
(9)	Incorporated by reference to the Company’s Form 10-K filed November 18, 2013.
(10)	Incorporated by reference to the Company’s Form 10-Q filed April 9, 2014.
(11)	Incorporated by reference to the Company’s Form 8-K filed May 19, 2014.
(12)	Incorporated by reference to the Company’s Form 8-K filed September 4, 2014.
(13)	Incorporated by reference to the Company’s Form 8-K/A filed November 18, 2014.
(14)	Incorporated by reference to the Company’s Form 8-K filed July 15, 2015.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 14, 2016.

Simulations Plus, Inc.

Date: January 14, 2016	By:	/s/ John R. Kneisel
John R. Kneisel
Chief Financial Officer

