Form 10-Q
period 2016-02-29
SIMULATIONS PLUS INC
filed 2016-04-13
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended February 29, 2016

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 13, 2016 was 17,029,501; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended February 29, 2016

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	(Unaudited)	(Audited)
	February 29,	August 31,
ASSETS	2016	2015
Current assets
Cash and cash equivalents	$7,062,993	$8,551,275
Accounts receivable, net of allowance for doubtful accounts of $0	3,808,081	1,593,707
Revenues in excess of billings	856,558	795,125
Prepaid income taxes	240,116	–
Prepaid expenses and other current assets	309,152	381,718
Deferred income taxes	237,557	210,972
Total current assets	12,514,457	11,532,797
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $8,126,958 and $7,632,421	3,849,025	3,798,339
Property and equipment, net (note 3)	317,019	413,510
Intellectual property, net of accumulated amortization of $1,105,000 and $801,250	4,970,000	5,273,750
Other intangible assets net of accumulated amortization of $221,250 and $147,500	1,428,750	1,502,500
Goodwill	4,789,248	4,789,248
Other assets	34,082	34,082
Total assets	$27,902,581	$27,344,226

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$126,078	$209,407
Accrued payroll and other expenses	441,088	429,580
Accrued bonuses to officer	60,500	121,000
Income taxes payable	–	43,602
Other current liabilities	18,204	19,859
Current portion - Contracts payable (note 4)	2,604,404	2,604,404
Billings in excess of revenues	172,297	106,534
Deferred revenue	114,631	78,945
Total current liabilities	3,537,202	3,613,331

Long-term liabilities
Deferred income taxes	3,054,076	3,190,419
Payments due under Contracts payable (note 4)	1,000,000	1,000,000
Other long-term liabilities	–	8,274
Total liabilities	$7,591,278	$7,812,024

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 17,018,001 and 16,943,001 shares issued and outstanding	5,489	5,414
Additional paid-in capital	9,942,194	9,714,290
Retained earnings	10,363,620	9,812,498
Total shareholders' equity	$20,311,303	$19,532,202

Total liabilities and shareholders' equity	$27,902,581	$27,344,226

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended February 29 and 28,

	Three months ended		Six months ended
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015

Net Revenues	$5,163,726	$4,574,191	$10,002,346	$8,660,382
Cost of revenues	1,263,741	1,130,907	2,347,088	2,175,582
Gross profit	3,899,985	3,443,284	7,655,258	6,484,800
Operating expenses
Selling, general, and administrative	1,722,844	1,607,495	3,399,278	3,626,994
Research and development	461,389	360,708	812,696	633,348
Total operating expenses	2,184,233	1,968,203	4,211,974	4,260,342

Income from operations	1,715,752	1,475,081	3,443,284	2,224,458

Other income (expense)
Interest income	4,486	4,412	8,953	9,004
Gain(loss) on currency exchange	(28,330)	(34,684)	(43,224)	(42,475)
Total other income (expense)	(23,844)	(30,272)	(34,271)	(33,471)
Income from operations before provision for income taxes	1,691,908	1,444,809	3,409,013	2,190,987
Provision for income taxes	(546,559)	(474,576)	(1,157,191)	(691,851)
Net Income	$1,145,349	$970,233	$2,251,822	$1,499,136

Earnings per share
Basic	$0.07	$0.06	$0.13	$0.09
Diluted	$0.07	$0.06	$0.13	$0.09

Weighted-average common shares outstanding
Basic	17,005,649	16,848,983	16,985,869	16,839,599
Diluted	17,268,144	17,105,412	17,230,099	17,096,357

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended February 29 and 28,

	(Unaudited)
	2016	2015
Cash flows from operating activities
Net income	$2,251,822	$1,499,136
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	98,992	112,441
Amortization of capitalized computer software development costs	494,537	490,051
Amortization of Intellectual Property	377,500	377,500
Stock-based compensation	120,249	150,624
Deferred income taxes	(162,928)	159,968
(Increase) decrease in
Accounts receivable	(2,214,374)	(536,612)
Revenues in excess of billings	(61,433)	(92,310)
Prepaid income taxes	(240,116)	422,125
Prepaid expenses and other assets	72,566	8,095
Increase (decrease) in
Accounts payable	(83,329)	(69,307)
Accrued payroll and other expenses	11,508	(397,090)
Accrued bonus	(60,500)	(72,000)
Billings in excess of revenues	65,763	(249,637)
Accrued income taxes	(43,602)	–
Other liabilities	(9,929)	(9,930)
Deferred revenue	35,686	14,576
Net cash provided by (use in) operating activities	652,412	1,807,630

Cash flows from investing activities
Purchases of property and equipment	(2,501)	(19,159)
Cash used to purchase Cognigen	–	(2,080,000)
Cash received in acquisition	–	190,184
Capitalized computer software development costs	(545,223)	(730,855)
Net cash provided by (used in) investing activities	(547,724)	(2,639,830)

Cash flows from financing activities
Payment of Dividends	(1,700,700)	(1,684,660)
Proceeds from the exercise of stock options	107,730	4,973
Net cash (used in) financing activities of continuing operations	(1,592,970)	(1,679,687)

Net increase (decrease) in cash and cash equivalents	(1,488,282)	(2,511,887)
Cash and cash equivalents, beginning of year	8,551,275	8,614,929
Cash and cash equivalents, end of period	$7,062,993	$6,103,042

Supplemental disclosures of cash flow information
Interest paid	$–	$–
Income taxes paid	$1,596,000	$76,519

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Cognigen Corporation	$–	$3,277,170
Creation of contract liability for acquisition of Cognigen Corporation	$–	$1,854,404

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 29, 2016 and February 28, 2015

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended February 29, 2016, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on November 20, 2015. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Reclassifications

Certain numbers in the prior year have been reclassified to conform to the current year's presentation.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $494,537 and $490,051 for the six months ended February 29, 2016 and February 28, 2015, respectively, and amortization of software development costs was $247,269 and $276,761 for the three months ended February 29, 2016 and February 28, 2015, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The following table summarizes fair value measurements by level at February 29, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$7,062,993	$–	$–	$7,062,993

Total	$7,062,993	$–	$–	$7,062,993

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the six months periods ended February 29, 2016 and February 28, 2015 was $3,750 and was $1,875 for each three-month period ended February 29, 2016 and February 28, 2015. Accumulated amortization as of February 29, 2016 was $30,000.

On May 15, 2014, we bought out a royalty agreement with TSRL, Inc. of Ann Arbor, Michigan. The cost of $6,000,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the six months periods ended February 29, 2016 and February 28, 2015 was $300,000 and was $150,000 for each three-month period ended February 29, 2016 and February 28, 2015. Accumulated amortization as of February 29, 2016 and August 31, 2015 was $1,075,000 and $775,000, respectively. (See Note 4.)

Total amortization expense for intellectual property agreements for the three months ended February 29, 2016 and February 28, 2015 was $151,875. Accumulated amortization as of February 29, 2016 and August 31, 2015 was $1,105,000 and $801,250, respectively.

Intangible assets

The Company acquired certain intangible assets as part of the acquisition of Cognigen Corporation on September 2, 2014. The following table summarizes those intangible assets as of February 29, 2016:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$206,250	$893,750
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete	Straight line 5 years	50,000	15,000	35,000
		$1,650,000	$221,250	$1,428,750

Amortization expense for each of the six months periods ended February 29, 2016 and February 28, 2015 was $73,750 and was $36,875 for each three-month periods ended February 29, 2016 and February 28, 2015. According to policy in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and six months ended February 29, 2016 and February 28, 2015 were as follows:

	Three months ended		Six months ended
	02/29/2016	02/28/2015	02/29/2016	02/28/2015
Numerator:
Net income attributable to common shareholders	$1,145,349	$970,233	$2,251,822	$1,499,136

Denominator:
Weighted-average number of common shares outstanding during the period	17,005,649	16,848,983	16,985,869	16,839,599
Dilutive effect of stock options	262,495	256,429	244,230	256,758
Common stock and common stock equivalents used for diluted earnings per share	17,268,144	17,105,412	17,230,099	17,096,357

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $120,249 and $150,624 for the six months ended February 29, 2016 and February 28, 2015, respectively, and was $56,287 and $84,825 for the three months ended February 29, 2016 and February 28, 2015, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General and Administration (SG&A), and Research and Development expense.

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

Note 3: Property and Equipment

Property and equipment as of February 29, 2016 consisted of the following:

Equipment	$192,958
Computer equipment	460,626
Furniture and fixtures	123,235
Leasehold improvements	103,599
Sub total	880,418
Less: Accumulated depreciation and amortization	(563,399)
Net Book Value	$317,019

NOTE 4: CONTRACTS PAYABLE

TSRL

Pursuant to the termination and non-assertion agreement with TSRL, the Company agreed to pay TSRL total consideration of $6.0 million. The Company paid $3.5 million on May 20, 2014, comprised of cash in the amount of $2.5 million and the issuance of $1 million worth of the Company’s common stock - 164,745 shares of the Company’s common stock based upon the April 25, 2014 closing price per share of $6.07 (See note 2). According to the contract, the Company paid $750,000 to TSRL in April 2015 and will pay TSRL an additional $1,750,000 within the next two-year period. The remaining payments scheduled, by year, are below.

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

Future payments under the Agreements, which are non-interest-bearing, are due as follows:

As of the period ending February 28,	TSRL	Cognigen Acquisition Liability	Total
2016	$750,000	$1,854,404	$2,604,404
2017	1,000,000	0	1,000,000
Total	$1,750,000	$1,854,404	$3,604,404
Less current portion	(750,000)	(1,854,404)	(2,604,404)
contracts payable, net of current portion	$1,000,000	$0	$1,000,000

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

On September 2, 2014, Thaddeus H. Grasela, Jr., Ph.D., was appointed President of the Company, and the Company has entered into an Employment Agreement with Dr. Grasela (the “Grasela Employment Agreement”), which has a three-year term. Pursuant to the Grasela Employment Agreement, Dr. Grasela receives an annual base salary of $250,000, is eligible to receive stock options to purchase shares of the Company’s common stock under the 2007 Simulations Plus, Inc. Stock Option Plan, as determined by the Company’s Board of Directors, and is eligible to receive an annual performance bonus in an amount not to exceed 10% of base salary, to be determined by the Compensation Committee of the Company’s Board of Directors. On September 1, 2015 the Compensation Committee awarded a $25,000 performance bonus to Dr. Grasela. This expense was accrued as an expense as of August 31, 2015. This bonus was paid in September 2015.

License Agreement

The Company executed a royalty agreement with Accelrys, Inc. (“Accelrys”) (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the Company now operates under the name BIOVIA. For the Six months ended February 29, 2016 and February 28, 2015, we incurred royalty expense of $50,838 and $34,989, respectively, and for the three months ended February 29, 2016 and February 28, 2015, we incurred royalty expense of approximately $35,288 and $24,824, respectively.

Income taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal year 2012 thru 2015 are open for audit, and our state tax returns for fiscal year 2011 through 2015 remain open for audit. In addition, our California tax returns for fiscal years 2008 and 2009 remain open with regard to research and development tax credits as a result of a previous audit for which we received a letter from the California Franchise Tax Board stating that an audit will not be conducted for those years at this time; however it may be subject to future audit. In 2015 the Company was informed that the IRS will be auditing the Company’s tax return for 2014. The audit was started in October 2015 and has not been completed. The Company does not believe that this examination by the IRS will result in a significant change to our financial position or results of operations.

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

Note 6: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2016 and 2015. The details of the dividends paid are in the following tables:

FY2015

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/7/2014	11/14/2014	16,841,114	$0.05	$842,056
1/26/2015	2/2/2015	16,852,117	$0.05	$842,606
5/11/2015	5/18/2015	16,875,117	$0.05	$843,754
7/23/2015	7/30/2015	16,943,001	$0.05	$847,150
Total				$3,375,566

FY2016

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/09/2015	11/16/2015	16,996,001	$0.05	$849,800
1/29/2016	02/05/2016	17,018,001	$0.05	$850,900
Total				$1,700,700

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

Qualified Incentive Stock Options (Qualified ISO)

As of February 29, 2016, employees hold Qualified ISO to purchase 950,900 shares of common stock at exercise prices ranging from $1.00 to $9.71, which were granted prior to February 29, 2016.

Transactions in FY16	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2015	621,000	$5.01	6.10
Granted	412,100	$9.71
Exercised	(75,000)	$1.44
Cancelled/Forfeited	(7,200)	$6.85
Outstanding, February 29, 2016	950,900	$7.32	7.97
Exercisable, February 29, 2016	230,160	$3.80	4.34

Non-Qualified Stock Options (Non-Qualified ISO)

As of February 29, 2016, the outside members of the Board of Directors hold options to purchase 49,350 shares of common stock at exercise prices ranging from $1.67 to $6.75, which were granted prior to February 29, 2016.

Transactions in FY16	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2015	49,350	$5.52	7.78
Granted	0	$0.00
Exercised	0	$0.00
Outstanding, February 29, 2016	49,350	$5.52	7.25
Exercisable, February 29, 2016	27,200	$4.70	5.81

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 7.93 years at February 29, 2016. The exercise prices for the options outstanding at February 29, 2016 ranged from $1.00 to $9.82, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	100,500	2.34 years	$1.04	100,500	2.34 years	$1.04
$1.51	$3.00	3,600	4.19 years	$2.20	3,600	4.19 years	$2.20
$3.01	$4.50	29,000	3.35 years	$3.33	29,000	3.35 years	$3.35
$4.51	$6.00	74,000	3.16 years	$5.48	41,600	3.21 years	$5.42
$6.01	$7.50	381,050	8.48 years	$6.85	82,660	8.19 years	$6.86
$7.50	$9.82	412,100	10.00 years	$9.71	0	–	–
		1,000,250	7.93 years	$7.23	257,360	4.49 years	$3.89

NOTE 7: RELATED PARTY TRANSACTIONS

As of February 28, 2016, included in bonus expenses to officers was $60,500, of which $30,000 was accrued bonus representing an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996, and $18,000 accrued bonus representing an estimated amount of bonus payable to our Chief Executive Officer, Walter Woltosz as part of his current employment agreement, and $12,500 accrued bonus representing as estimated amount of bonus payable to our President, Thaddeus Grasela as part of his current employment agreement.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that international sales accounted for 42.6% and 39.8% of net sales for the six months ended February 29, 2016 and February 28, 2015, respectively. Three customers accounted for 10% (a dealer account in Japan representing various customers), 6%, and 6% of sales for the six months ended February 26, 2016. Two customers accounted for 10% (a dealer account in Japan representing various customers) and 8% of sales for the six months ended February 28, 2015.

Accounts receivable concentrations shows that two customers comprised 12% (a dealer account in Japan representing various customers) and 11% of accounts receivable at February 29, 2016 compared to one customer (a dealer account in Japan representing various customers) that comprised 13% of accounts receivable at February 28, 2015.

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

Results for each segment and consolidated results are as follows for the three and six months ended February 29, 2016 and February 28, 2015 (in thousands):

Three months ended February 29, 2016

	Lancaster	Buffalo	Eliminations	Total
Net revenues	$3,648	1,516		$5,164
Income (loss) from operations	1,470	246		1,716
Identifiable assets	25,854	9,267	$(7,238)	27,903
Capital expenditures	0	1		1
Capitalized software costs	233	45		278
Depreciation and amortization	394	90		484

Three months ended February 28, 2015

	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$3,303	$1,271		$4,574
Income (loss) from operations	$1,288	$187		$1,475
Total assets	$25,974	$8,327	$(7,238)	$27,063
Capital expenditures	$0	$0		$0
Capitalized software costs	$393	$39		$432
Depreciation and Amortization	$431	$91		$458

Six months ended February 29, 2016

	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$7,058	$2,944		$10,002
Income (loss) from operations	$2,894	$549		$3,443
Total assets	$25,854	$9,267	$(7,238)	$27,903
Capital expenditures	$1	$1		$2
Capitalized software costs	$455	$90		$545
Depreciation and Amortization	$789	$182		$971

Six months ended February 28, 2015

	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$6,254	$2,406		$8,660
Income (loss) from operations	1,975	249		$2,224
Total assets	$25,974	$8,327	$(7,238)	$27,063
Capital expenditures	$17	$3		$20
Capitalized software costs	$667	$64		$730
Depreciation and Amortization	$798	$182		$980

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months and six months ended February 29, 2016 and February 28, 2015 were as follows (in thousands):

Three months ended February 29, 2016

	North America	Europe	Asia	South America	Total
Lancaster	$1,331	$1,490	$827	$0	$3,648
Buffalo	$1,516	$0	$0	$0	$1,516
Total	$2,847	$1,490	$827	$0	$5,164

Three months ended February 28, 2015

	North America	Europe	Asia	South America	Total
Lancaster	$1,459	$1,265	$578	$1	$3,303
Buffalo	$1,271	$0	$0	$0	$1,271
Total	$2,730	$1,265	$578	$1	$4,574

Six months ended February 29, 2016

	North America	Europe	Asia	South America	Total

Lancaster	$2,793	$2,404	$1,860	$1	$7,058
Buffalo	$2,944	–	–	–	$2,944
Total	$5,737	$2,404	$1,860	$1	$10,002

Six months ended February 28, 2015

	North America	Europe	Asia	South America	Total
Lancaster	$2,805	$1,905	$1,543	$1	$6,254
Buffalo	$2,406	–	–	–	$2,406
Total	$5,211	$1,905	$1,543	$1	$8,660

Note 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $107,075 and $122,846 for the six months ended February 29, 2016 and February 28, 2015, respectively, and $51,737 and $65,519 for the three months ended February 29, 2016 and February 28, 2015, respectively.

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

General

BUSINESS

OVERVIEW

The Company is a premier developer of groundbreaking drug discovery and development simulation and modeling software. Our software is licensed to major pharmaceutical, biotechnology, agrochemical, and food industry companies and to regulatory agencies worldwide for use in the conduct of model-based drug development and the study of environmental toxicants. We also provide consulting services ranging from early drug discovery through preclinical and clinical development and regulatory submissions. Recently, we have been exploring the application of some of our advanced machine-learning technologies for problems in aerospace and healthcare outside of our traditional markets. The Company is headquartered in Southern California, with offices in Buffalo, New York. Our common stock trades on the NASDAQ Capital Market under the symbol “SLP.”

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

We are a global leader focused on improving the ways scientists use knowledge and data to predict the properties of new molecules and the outcomes of clinical trials with pharmaceutical and biotechnology agents. We are one of only two global companies who provide a wide range of early discovery, preclinical, and clinical consulting services and software. Our innovations in integrating new and existing science in medicinal chemistry, computational chemistry, computer science, pharmaceutical science, biology, and physiology into our software have made us the leading software provider for physiologically based pharmacokinetics (PBPK) modeling and simulation. Our powerful machine-learning technology that has resulted in best-in-class predictions in pharmaceutical chemistry is now being successfully tested for solving several complex problems in the aerospace and healthcare industries.

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

PRODUCTS

General

We currently offer seven software products for pharmaceutical research and development: three simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus™, DDDPlus™, and MembranePlus™; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor™, MedChem Designer™, and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite™); and one program called KIWI™ that supports data analysis and reporting through our proprietary secure cloud. During the first fiscal quarter of FY2016, we announced the upcoming release of a new software product called PKPlus™ for noncompartmental and compartmental pharmacokinetic analysis and reporting, which is further described below.

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

Because of the widespread use of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (OrBiTo). OrBiTo, begun in 2012, is an international collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of Europe, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of all other members. We believe our investment to participate in this initiative enables us to benefit from, and to contribute to, advancing the prediction of human oral bioavailability from preclinical data, and ensures that we are well-known to member pharmaceutical companies and regulatory agencies.

In September 2014, we entered into a research collaboration agreement (RCA) with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosing Routes Module of GastroPlus. The objective of this agreement is to provide a tool for generic companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. Under this RCA, we receive up to $200,000 per year. This RCA may be renewed for up to a total of three years based on the progress achieved during the project. After a highly successful first year, the RCA was renewed for its second year in September 2015.

We were awarded another RCA by the FDA in September 2015, this time to expand the capabilities of GastroPlus to simulate the dosing of long-acting injectable microspheres. This type of dosage form is usually injected via subcutaneous or intramuscular routes, but can also be used for ocular dosing. Once again, this RCA provides up to $200,000 per year for up to three years. Under this agreement, we are developing simulation models to deal with the slow dissolution/decomposition of the microsphere carrier material that gradually releases the active drug over periods as long as weeks or months.

In addition to the two funded efforts with the FDA described above, we also have an unfunded RCA with the FDA’s Office of Generic Drugs (OGD) that began in 2014. The objective of this RCA, which has a five-year term, is directed toward the FDA’s evaluation of mechanistic IVIVCs (in vitro-in vivo correlations) to determine whether mechanistic absorption modeling (MAM) can relate laboratory (in vitro) dissolution experiment results to the behavior of dosage forms in humans and animals (in vivo) better than traditional empirical methods.

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

Our goal with GastroPlus is to integrate the most advanced science into user-friendly software to enable pharmaceutical researchers and regulators to perform sophisticated analyses of complex drug behaviors in humans and laboratory animals. Already the most widely used program in the world for physiologically based pharmacokinetics (PBPK), the addition of these new capabilities is expected to expand the user base in the early pharmaceutical research & development process, while also helping us further penetrate the biopharmaceuticals, food, cosmetics, and general toxicology markets.

We are now developing version 9.5 of GastroPlus, which will add a number of new capabilities and will refine and enhance some of the existing capabilities in the program, including intramuscular dosing, simulation of antibody-drug conjugates, additional animal physiologies, enhanced report generation, and enhancements to the PBPK tissue models. We expect to release version 9.5 before the end of FY2016.

DDDPlus

DDDPlus simulates in vitro laboratory experiments that measure the rate of dissolution of a drug and, if desired, the additives (excipients) in a particular dosage form (e.g., powder, tablet, or capsule) under a variety of experimental conditions. This unique software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the dissolution rate for various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, and (3) design in vitro dissolution experiments to better mimic in vivo conditions. Version 5.0 DDDPlus, which adds a number of significant enhancements to the capabilities of DDDPlus, is in final stages of development and is expected to be released in the third fiscal quarter of FY2016. This version will add new formulation types (controlled release bilayer tablet, delayed release coated tablet, and immediate release coated beads), expanded formulation specification options, biorelevant solubilities and surfactant effects on dissolution, tablet compression and disintegration models, links with GastroPlus, and update licensing.

MembranePlus™

Similar to DDDPlus, MembranePlus simulates laboratory experiments, but in this case, the experiments are for measuring permeability of drug-like molecules through various membranes, including several different standard cell cultures (Caco-2, MDCK), as well as artificially formulated membranes (PAMPA). The value of such a simulation derives from the fact that when the permeabilities of the same molecules are measured in different laboratories using (supposedly) the same experimental conditions, the results are often significantly different. These differences are caused by a complex interplay of factors in how the experiment was set up and run. MembranePlus simulates these experiments with their specific experimental details, and this enables scientists to better interpret how results from specific experimental protocols can be used to predict permeability in human and animals, which is the ultimate goal. A few initial sales of MembranePlus have been made. Like DDDPlus was ten years ago, this program is a very new concept that requires educating scientists on how and why to use it, and our marketing and sales program has been tasked with providing that training.

PKPlus™

On October 15, 2015 we announced the upcoming release of a new standalone software product called PKPlus, based on the internal PKPlus Module in GastroPlus that has been available since 2000. The PKPlus Module in GastroPlus provides quick and easy fitting of compartmental pharmacokinetic models and noncompartmental analysis (NCA) for oral and intravenous doses. The original module was not designed to meet all of the requirements for performing these analyses and producing report-quality output for regulatory submissions. The new standalone PKPlus program is being developed to provide the full level of functionality needed by pharmaceutical industry scientists to perform the analyses and generate the outputs needed to fully satisfy regulatory agency requirements for both NCA and compartmental PK modeling. The program has been in development for about 20 months, and is nearing completion. We believe the potential number of users for PKPlus is large and that it has the potential to become one of our leading revenue producers.

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

The most recent release of ADMET Predictor (version 7.2, released in May, 2015) contains updated cytochrome P450 enzyme kinetics models that are seamlessly integrated into the recently released GastroPlus Version 9.0, enhancing the synergy between predicted properties and PBPK simulations and enabling discovery chemists – a new group of potential users – to use PBPK simulations. It also contains two new models related to human liver microsomal (HLM) stability, an experiment that is routinely run on newly synthesized compounds in the pharmaceutical industry. The updated models illustrate our commitment to providing the best predictive models in the industry.

We are now in final development and testing of ADMET Predictor 8.0, which features a completely redesigned and modernized interface as well as a number of new capabilities to enhance the performance and user-friendliness of the program. We expect to release version 8.0 during the third fiscal quarter of FY2016.

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

We are currently investigating three applications of this machine-learning engine outside of our normal pharmaceutical markets, including: (1) building predictive models for missile aerodynamic force and moment coefficients as a function of missile geometry, Mach number, and angle of attack, (2) classifying/identifying missiles and other objects from radar tracking data, and (3) classifying patients as healthy or experiencing some disease state or genetic disorder evidenced by magnetic resonance imaging (MRI) of the brain. Other potential applications for this modeling engine have also been identified; however, our focus to date has been in these three areas.

We believe our machine-learning software engine has a wide variety of potential applications and we intend to pursue funding to develop customized tools to further monetize our investment in this technology by expanding our markets beyond the life sciences and chemistry.

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

MedChem Studio™

MedChem Studio is a powerful software tool that is used both for data mining and for de novo design of new molecules. In its data-mining role, MedChem Studio facilitates searching of large chemical libraries to find molecules that contain identified substructures, and it enables rapid generation of clusters (classes) of molecules that share common substructures from high-throughput screening (HTS) data. MedChem Studio version 4.0 was released during fiscal year 2014. We have now merged MedChem Studio with the refactoring of ADMET Predictor 8.0, so that either program can be entered through the same interface, and the communication between the two programs is enhanced through the seamless integration of both technologies. We believe this will enhance the attractiveness of both ADMET Predictor and MedChem Studio to medicinal and computational chemists.

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

KIWI Version 1.5 was released in March 2016. This new version introduced major enhancements in the functionality of visualization tools offered by the platform. These enhancements include simplifying the creation of plots and comparing them across multiple models, thus accelerating the model refinement process. In addition, analysts can now conveniently copy visualization preferences across projects, improving consistency and facilitating collaboration and communication with clients and colleagues.

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

Pharmacometric modeling:

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments and clinical trials of new and existing pharmaceutical products, typically working on 30-40 drug projects per year. The model-based analysis of clinical trial data that we perform is different from the modeling analysis offered by GastroPlus; the former relies more on statistical and semi-mechanistic models, whereas the latter relies on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on the detailed understanding of the human body and the chemistry of the drug and involve mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models guide drug formulation design and dose selection.

At meetings held in 2014 by the FDA and other regulatory agencies, such agencies emphasized an interest in bringing physiologically based pharmacokinetics (PBPK) into clinical pharmacology.

Because of the synergies achieved through the integration of our Buffalo division (Cognigen) into Simulations Plus, our first full fiscal year of combined operations resulted in significantly increased revenues and earnings. Our clinical pharmacometricians in Buffalo, supported by our consulting team in California, are learning to use the PBPK modeling capabilities of GastroPlus and are performing such studies under new and expanded contracts with pharmaceutical customers.

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

We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our website, and using various communication channels to our database of prospects and customers. At various scientific meetings around the world each year there are numerous presentations and posters presented in which the reported research was performed using our software. Many of these presentations were from industry and FDA scientists; some were from our staff.

Our sales and marketing efforts are handled primarily internally with our scientific team and several senior management staff assisting our marketing and sales staff with trade shows, seminars, and customer training both online and on-site. We believe that this is more effective than a completely separate sales team for several reasons: (1) customers appreciate talking directly with software developers and consulting scientists who can answer a wide range of technical questions about methods and features in depth; (2) our scientists and engineers benefit from direct customer contact by gaining an appreciation for the environment and problems of the customer; and (3) we believe the relationships we build through scientist-to-scientist contact are stronger than relationships built through salesperson-to-scientist contacts. We also have one independent distributor in Japan and two independent representatives in China who also sell and market our products.

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

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research, and marketing resources that are larger than ours. Our management believes there is currently no significant competitive threat to GastroPlus, DDDPlus, or MembranePlus; however, in spite of a high barrier to entry, one could be developed over time. Our upcoming PKPlus software product will compete with one major and a few minor software programs; however, the capabilities and design features of PKPlus, along with more affordable licensing, is expected to generate significant interest, and we believe sales will begin quickly after the product is released in the third quarter. MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

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

In the fiscal year ended August 31, 2015 we distributed $0.20 per share in dividends to our shareholders. In November 2015 and February 2016 the board declared quarterly dividends of $0.05 per share. We anticipate future dividends to be $0.05 per share per quarter; however, there can be no assurances that such dividends will be distributed, or if so, whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each quarterly dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended February 29, 2016 and February 28, 2015.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	02/29/16		02/28/15
Net sales	$5,164	100.0%	$4,574	100.0%
Cost of sales	1,264	24.5	* 1,131	24.7
Gross profit	3,900	75.5	3,443	75.3
Selling, general and administrative	1,723	33.4	* 1,607	35.1
Research and development	461	8.9	361	7.9
Total operating expenses	2,184	42.3	1,968	43.0
Income from operations	1,716	33.2	1,475	32.3
Other income	(24)	(0.4)	(30)	(0.7)
Income from operations before taxes	1,692	32.8	1,445	31.6
(Provision for) income taxes	(547)	(10.6)	(475)	(10.4)
Net income	$1,145	22.2%	$970	21.2%

* Numbers in the prior year have been reclassified to conform to the current year presentation

Net Revenues

Consolidated net revenues increased by 12.9% or $590,000 to $5.16 million in the second fiscal quarter of Fiscal Year 2016 (“2QFY16”) from $4.57 million in the second fiscal quarter of Fiscal Year 2015 (“2QFY15”). $245,000 of this increase was from revenues generated by our Buffalo Division, representing a 19.2% increase over 2QFY15. Net revenues of the Lancaster Division increased $344,000 or 10.4%, to $3.65 million in 2QFY16 from $3.30 million in 2QFY15. Consolidated software and software related sales increased $454,000 or 14.8%, while consolidated consulting and analytical study revenues increased $136,000 or 9.1% over 2QFY15.

Cost of Revenues

Consolidated cost of revenues increased by $133,000 in 2QFY16 to $1.26 million from $1.13 million in 2QFY15. Most of the increase is attributed to the first annual bonuses paid to employees in our Buffalo Division; $139,000 was paid to them during this period. There were no other significant changes to consolidated expenses in 2QFY16 compared to 2QFY15.

Cost of Revenues as a percentage of revenue remained substantially constant, decreasing by only 0.2% in 2QFY16 to 24.5% as compared to 2QFY15.

Gross Profit

Consolidated gross profit increased $457,000 or 13.3%, to $3.90 million in 2QFY16 from $3.44 million in 2QFY15. $105,000 of this increase in gross margin is from our Buffalo Division, which showed a 55.5% gross margin on $1.52 million in revenues. Our Lancaster Division accounted for $352,000 of the increase, which came mainly from increased software license sales. The Lancaster Division showed an 83.8% gross margin for the quarter.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $116,000, or 7.2%, to $1.72 million in 2QFY16, from $1.61 million in 2QFY15.

The major increases in SG&A expenses this year compared to last year were:

•	Commissions to our Japanese and Chinese dealers as they increased their sales. Commissions were up by $31,000.
•	Marketing labor increased by $24,000 - more time was spent by scientific personnel on marketing-related activities
•	Advertising increased by $24,000 – we increased our web presence and incurred other advertising-related costs
•	Professional fees were up $24,000 – this was the result of the additional costs of a consolidated entity and other tax and accounting compliance-related issues

Major Decreases - There were no significant decreases in this quarter compared to last year.

Research and Development

We incurred approximately $739,000 of research and development costs during 2QFY16. Of this amount, $278,000 was capitalized software development costs and $461,000 was expensed. We incurred approximately $794,000 of research and development costs during 2QFY15. Of this amount, $433,000 was capitalized software development costs and $361,000 was expensed.

Other income (expense)

No significant changes

Provision for Income Taxes

The provision for income taxes was $547,000 for 2QFY16 compared to $475,000 for 2QFY15. Our effective tax rate remained fairly constant this period decreasing 0.4% to 32.3% in 2QFY16 from 32.7% in 2QFY15.

Net Income

Net income increased by $175,000, or 18.0%, in 2QFY16 to $1,145,000 from $970,000 in 2QFY15. We attribute the majority of this increase to the added software revenues from our Lancaster operations.

Comparison of Six Months Ended February 29, 2016 and February 28, 2015

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Six Months Ended
	02/29/16		02/28/15
Net sales	$10,002	100.0%	$8,660	100.0%
Cost of revenues	2,347	23.5	* 2,176	25.1
Gross profit	7,655	76.5	6,484	74.9
Selling, general and administrative	3,399	34.0	* 3,626	41.9
Research and development	813	8.1	633	7.3
Total operating expenses	4,212	42.1	4,259	49.2
Income from operations	3,443	34.4	2,225	25.7
Other income	(34)	(0.3)	(34)	(0.4)
Income from operations before taxes	3,409	34.1	2,191	25.3
(Provision for) income taxes	(1,157)	(11.6)	(692)	(8.0)
Net income	$2,252	22.5%	$1,499	17.3%

* Numbers in the prior year have been reclassified to conform to the current year presentation

Net Revenues

Consolidated net revenues increased by 15.5% or $1.34 million to $10.00 million in the first six months of Fiscal Year 2016 (“6moFY16”) from $8.66 million in the first six months of Fiscal Year 2015 (“6moFY15). $538,000 of this increase was from revenues generated by our Buffalo Division, representing a 22.4% increase over 6moFY15. Net revenues of the Lancaster Division increased $804,000, or 12.9%, to $7.06 million for 6moFY16 from $6.25 million in 6moFY15. Consolidated software and software-related sales increased $798,000, or 13.5%, in 6moFY16, while consolidated consulting and analytical study revenues increased $545,000, or 19.8%, over 6moFY15.

Cost of Revenues

Consolidated cost of revenues increased by $172,000 in 6moFY16 to $2.35 million from $2.18 million in 6moFY15. The increase came mainly from the first annual bonuses paid to employees in our Buffalo Division; $139,000 was paid during the period. There were no other significant changes to consolidated expenses in 6moFY16 compared to 6moFY15.

Consolidated cost of revenues as a percentage of revenue decreased from 25.1% in 6moFY15 to 23.5% in 6moFY16. The change mainly comes from increased revenues, while costs remained fairly constant except as noted above.

Gross Profit

Consolidated gross profit increased $1.17 million or 18%, to $7.66 million in 6moFY16 from $6.48 million in 6moFY15. $1.34 million of this increase in gross margin is from our Buffalo Division, which showed a 59.2% gross margin on $2.94 million in revenues for 6moFY16. Our Lancaster Division accounted for $764,000 of the increase, which came mainly from increased software license sales. The Lancaster Division showed an 83.8% gross margin for the six-month period.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $228,000, or 6.3%, to $3.40 million in 6moFY16 from $3.63 million in 6moFY15.

The major increases in SG&A expense were:

•	Commissions to our Japanese and Chinese dealers as they increased their sales. Commissions were up by $27,000.
•	Advertising increase by $42,000 - we increased our web presence and incurred other advertising-related costs
•	Marketing labor increased by $38,000 - more time was spent by scientific personnel on marketing-related activities
•	Software License expenses increased $28,000 due to new outside software licensing based on increased software volume tiers

The major decreases in SG&A expense were:

•	Consulting Fees decreased by $397,000 - in 1QFY15, we paid approximately $400,000 in one-time fees and expenses to our financial advisor/business broker related to the Cognigen acquisition. There were no such expenses in the current reporting period.

Research and Development

We incurred approximately $1.36 million of research and development costs during 6moFY16. Of this amount, $545,000 was capitalized software development costs and $813,000 was expensed We incurred approximately $1.25 million of research and development costs during 6moFY15. Of this amount, $631,000 was capitalized software development costs and $633,000 was expensed.

Other income (expense)

No significant changes

Provision for Income Taxes

The provision for income taxes was $1,157,000 for 6moFY16 compared to $692,000 for 6moFY15. Our effective tax rate increased to 34.0% in 6moFY16 from 31.3% in 6moFY15, due to increased income and the attendant lower percentage of permanent tax deductions in 6moFY15 for R&D and other credits.

Net Income

Net income increased by $752,000, or 50.2%%, to $2.25 million in 6moFY16 from $1.50 million in 6moFY15. The increase comes from two main sources: increased revenues of $1.34 million; and reduced SG&A expense in 2016, since in 2015 we incurred approximately $400,000 of one-time consulting costs associated with the Cognigen acquisition.

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

Item 1A Risk factors

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

___________________________________________________
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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 13, 2016.

Simulations Plus, Inc.

Date:	April 13, 2016	By: /s/ John R Kneisel
John R. Kneisel
Chief Financial Officer

