Form 10-Q
period 2016-05-31
SIMULATIONS PLUS INC
filed 2016-07-14
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended May 31, 2016

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 14, 2016 was 17,051,964; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended May 31, 2016

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	(Unaudited)	(Audited)
	May 31,	August 31,
ASSETS
	2016	2015
Current assets
Cash and cash equivalents	$7,279,683	$8,551,275
Accounts receivable, net of allowance for doubtful accounts of $0	4,582,573	1,593,707
Revenues in excess of billings	1,039,897	795,125
Prepaid income taxes	108,690	–
Prepaid expenses and other current assets	288,164	381,718
Deferred income taxes	289,835	210,972
Total current assets	13,588,842	11,532,797
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $8,368,000 and $7,632,421	3,878,342	3,798,339
Property and equipment, net (note 3)	297,385	413,510
Intellectual property, net of accumulated amortization of $1,256,875 and $801,250	4,818,125	5,273,750
Other intangible assets net of accumulated amortization of $258,125 and $147,500	1,391,875	1,502,500
Goodwill	4,789,248	4,789,248
Other assets	34,082	34,082
Total assets	$28,797,899	$27,344,226

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$184,996	$209,407
Accrued payroll and other expenses	510,792	429,580
Accrued bonuses to officers	90,750	121,000
Income taxes payable	–	43,602
Other current liabilities	13,239	19,859
Current portion - Contracts payable (note 4)	2,854,404	2,604,404
Billings in excess of revenues	112,445	106,534
Deferred revenue	261,266	78,945
Total current liabilities	4,027,892	3,613,331

Long-term liabilities
Deferred income taxes	3,264,372	3,190,419
Payments due under Contracts payable (note 4)	–	1,000,000
Other long-term liabilities	–	8,274
Total liabilities	$7,292,264	$7,812,024

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 17,032,364 and 16,943,001 shares issued and outstanding	5,504	5,414
Additional paid-in capital	10,078,647	9,714,290
Retained earnings	11,421,484	9,812,498
Total shareholders' equity	$21,505,635	$19,532,202

Total liabilities and shareholders' equity	$28,797,899	$27,344,226

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended May 31,

	Three months ended		Nine months ended
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015

Net Revenues	$6,012,193	$5,942,082	$16,014,539	$14,602,464
Cost of revenues	1,194,815	1,132,695	3,541,903	3,308,277
Gross margin	4,817,378	4,809,387	12,472,636	11,294,187
Operating expenses
Selling, general, and administrative	1,680,707	1,607,317	5,079,985	5,234,311
Research and development	348,427	348,285	1,161,124	981,633
Total operating expenses	2,029,134	1,955,602	6,241,109	6,215,944

Income from operations	2,788,244	2,853,785	6,231,527	5,078,243

Other income (expense)
Interest income	4,553	4,391	13,507	13,394
Gain(loss) on currency exchange	7,733	(35,632)	(35,490)	(78,107)
Total other income (expense)	12,286	(31,241)	(21,983)	(64,713)

Income from operations before provision for income taxes	2,800,530	2,822,544	6,209,544	5,013,530
Provision for income taxes	(891,191)	(970,122)	(2,048,383)	(1,661,972)
Net Income	$1,909,339	$1,852,422	$4,161,161	$3,351,558

Earnings per share
Basic	$0.11	$0.11	$0.24	$0.20
Diluted	$0.11	$0.11	$0.24	$0.20

Weighted-average common shares outstanding
Basic	17,028,634	16,862,128	17,000,228	16,847,191
Diluted	17,227,540	17,073,155	17,219,835	17,070,334

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended May 31,

	(Unaudited)
	2016	2015
Cash flows from operating activities
Net income	$4,161,161	$3,351,558
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	148,442	168,585
Amortization of capitalized computer software development costs	735,579	748,730
Amortization of Intellectual Property	566,250	566,250
Stock-based compensation	234,616	230,501
Deferred income taxes	(4,910)	377,666
(Increase) decrease in
Accounts receivable	(2,988,866)	(1,347,791)
Revenues in excess of billings	(244,772)	(368,170)
Prepaid income taxes	(108,690)	748,359
Prepaid expenses and other assets	93,554	7,106
Increase (decrease) in
Accounts payable	(24,411)	(56,838)
Accrued payroll and other expenses	81,212	(357,397)
Accrued bonus	(30,250)	(48,000)
Billings in excess of revenues	5,911	(253,318)
Accrued income taxes	(43,602)	178,894
Other liabilities	(14,894)	(14,895)
Deferred revenue	182,321	11,796
Net cash provided by (used in) operating activities	2,748,651	3,943,036

Cash flows from investing activities
Purchases of property and equipment	(32,317)	(35,620)
Cash used to purchase Cognigen	–	(2,080,000)
Cash received in acquisition	–	190,184
Capitalized computer software development costs	(815,582)	(976,350)
Net cash provided by (used in) investing activities	(847,899)	(2,901,786)

Cash flows from financing activities
Payment of Dividends	(2,552,175)	(2,528,416)
Payments on Contracts Payable	(750,000)	(750,000)
Proceeds from the exercise of stock options	129,831	50,833
Net cash (used in) financing activities of continuing operations	(3,172,344)	(3,227,583)

Net increase (decrease) in cash and cash equivalents	(1,271,592)	(2,186,333)
Cash and cash equivalents, beginning of year	8,551,275	8,614,929
Cash and cash equivalents, end of period	$7,279,683	$6,428,596

Supplemental disclosures of cash flow information
Interest paid	$–	$–
Income taxes paid	$2,186,159	$320,707

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Cognigen Corporation	$–	$3,277,170
Creation of contract liability for acquisition of Cognigen Corporation	$–	$1,854,404

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2016 and 2015

(Unaudited)

Note 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2016, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on November 20, 2015. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $735,759 and $748,730 for the nine months ended May 31, 2016 and 2015, respectively, and amortization of software development costs was $241,042 and $258,679 for the three months ended May 31, 2016 and 2015, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The following table summarizes fair value measurements by level at May 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$7,279,683	$–	$–	$7,279,683

Total	$7,279,683	$–	$–	$7,279,683

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the nine months periods ended May 31, 2016 and 2015 was $5,625 and was $1,875 for each three-month period ended May 31, 2016 and 2015. Accumulated amortization as of May 31, 2016 was $31,875.

On May 15, 2014, we bought out a royalty agreement with TSRL, Inc. of Ann Arbor, Michigan. The cost of $6,000,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the nine months periods ended May, 2016 and 2015 was $450,000 and was $150,000 for each three-month period ended May 31, 2016 and 2015. Accumulated amortization as of May 31, 2016 and August 31, 2015 was $1,225,000 and $775,000, respectively. (See Note 4.)

Total amortization expense for intellectual property agreements for the three months ended May 31, 2016 and 2015 was $151,875, and $455,625 for the nine months ended May 31, 2016 and 2015. Accumulated amortization as of May 31, 2016 was $1,256,875 and $801,250 as of August 31, 2015.

Intangible assets

The Company acquired certain intangible assets as part of the acquisition of Cognigen Corporation on September 2, 2014. The following table summarizes those intangible assets as of May 31, 2016:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$240,625	$859,375
Trade Name-Cognigen	None	500,000	–	500,000
Covenants not to compete	Straight line 5 years	50,000	17,500	32,500
		$1,650,000	$258,125	$1,391,875

Amortization expense for each of the three months periods ended May 31, 2016 and 2015 was $36,875 and was $110,625 for each nine-month periods ended May 31, 2016 and 2015. According to policy in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2016 and 2015 were as follows:

	Three months ended		Nine months ended
	05/31/2016	05/31/2015	05/31/2016	05/31/2015
Numerator:
Net income attributable to common shareholders	$1,909,339	1,852,422	$4,161,161	$3,351,558

Denominator:
Weighted-average number of common shares outstanding during the period	17,028,634	16,862,128	17,000,228	16,847,191
Dilutive effect of stock options	198,906	211,027	219,607	223,143
Common stock and common stock equivalents used for diluted earnings per share	17,227,540	17,073,155	17,219,835	17,070,334

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $246,616 and $230,501 for the nine months ended May 31, 2016 and 2015, respectively, and was $114,367 and $79,877 for the three months ended May 31, 2016 and 2015, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General and Administration (SG&A), and Research and Development expense.

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

In April 2016, the FASB issued AS 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board's new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include - the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 3: Property and Equipment

Property and equipment as of May 31, 2016 consisted of the following:

Equipment	$487,459
Computer equipment	195,940
Furniture and fixtures	123,235
Leasehold improvements	103,598
Sub total	910,232
Less: Accumulated depreciation and amortization	(612,847)
Net Book Value	$297,385

NOTE 4: CONTRACTS PAYABLE

TSRL

Pursuant to the termination and non-assertion agreement with TSRL, the Company agreed to pay TSRL total consideration of $6.0 million. The Company paid $3.5 million on May 20, 2014, comprised of cash in the amount of $2.5 million and the issuance of $1 million worth of the Company’s common stock - 164,745 shares of the Company’s common stock based upon the April 25, 2014 closing price per share of $6.07 (See note 2). According to the contract, the Company paid $750,000 to TSRL in April 2015 and 2016 and will pay TSRL an additional $1,000,000 in April 2017. The remaining payments scheduled, by year, are below.

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

Future payments under the Agreements, which are non-interest-bearing, are due as follows:

As of the period ending May 31,	TSRL	Cognigen Acquisition Liability	Total
2017	$1,000,000	$1,854,404	$2,854,404

Total	$1,000,000	$1,854,404	$2,854,404
Less current portion	(1,000,000)	(1,854,404)	(2,854,404)
Contracts payable, net of current portion	$0	$0	$0

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

License Agreement

The Company executed a royalty agreement with Accelrys, Inc. (“Accelrys”) (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the Company now operates under the name BIOVIA. For the nine months ended May 31, 2016 and 2015, we incurred royalty expense of $95,323 and $58,187, respectively, and for the three months ended May 31, 2016 and 2015, we incurred royalty expense of $44,485 and $23,197, respectively.

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

Note 6: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2016 and 2015. The details of the dividends paid are in the following tables:

FY2015
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/7/2014	11/14/2014	16,841,114	$0.05	$842,056
1/26/2015	2/2/2015	16,852,117	$0.05	$842,606
5/11/2015	5/18/2015	16,875,117	$0.05	$843,754
7/23/2015	7/30/2015	16,943,001	$0.05	$847,150
Total				$3,375,566

FY2016
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/09/2015	11/16/2015	16,996,001	$0.05	$849,800
1/29/2016	02/05/2016	17,018,001	$0.05	$850,900
5/02/2016	5/09/2016	17,029,051	$0.05	$851,475
Total				$2,552,175

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

Qualified Incentive Stock Options (Qualified ISO)

As of May 31, 2016, employees hold Qualified ISO to purchase 965,600 shares of common stock at exercise prices ranging from $1.00 to $9.82, which were granted prior to May 31, 2016.

Transactions in FY16	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2015	621,000	$5.01	6.10
Granted	412,100	$9.71
Exercised	(89,363)	$1.48
Cancelled/Forfeited	(27,487)	$7.66
Outstanding, May 31, 2016	916,250	$7.39	7.79
Exercisable, May 31, 2016	213,590	$3.90	4.22

Non-Qualified Stock Options (Non-Qualified ISO)

As of May 31, 2016, the outside members of the Board of Directors hold options to purchase 49,350 shares of common stock at exercise prices ranging from $1.67 to $6.75, which were granted prior to May 31, 2016.

Transactions in FY16	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2015	49,350	$5.52	7.78
Granted	0	$0.00
Exercised	0	$0.00
Outstanding, May 31, 2016	49,350	$5.52	6.99
Exercisable, May 31, 2016	27,200	$4.70	5.56

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 7.75 years at May 31, 2016. The exercise prices for the options outstanding at May 31, 2016 ranged from $1.00 to $9.82, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	88,000	2.30 years	$1.03	88,000	2.30 years	$1.03
$1.51	$3.00	3,600	3.94 years	$2.2	3,600	3.94 years	$2.20
$3.01	$4.50	28,500	3.12 years	$3.35	28,500	3.12 years	$3.35
$4.51	$6.00	74,000	2.91 years	$5.48	41,600	2.96 years	$5.42
$6.01	$7.50	367,200	8.22 years	$6.85	79,090	7.91 years	$6.86
$7.50	$9.82	404,300	9.76 years	$9.71	0	–	–
		965,600	7.75 years	$7.29	240,790	4.49 years	$3.99

NOTE 7: RELATED PARTY TRANSACTIONS

As of May 31, 2016, included in bonus expenses to officers was $90,750, of which $45,000 was accrued bonus representing an estimated quarterly amount of bonus payable to the Corporate Secretary, Virginia Woltosz, as part of the terms of the sale of Words+ to Simulations Plus in 1996, and $27,000 accrued bonus representing an estimated amount of bonus payable to our Chief Executive Officer, Walter Woltosz as part of his current employment agreement, and $18,750 accrued bonus representing as estimated amount of bonus payable to our President, Thaddeus Grasela as part of his current employment agreement.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that international sales accounted for 43.8% and 39.5% of net sales for the nine months ended May 31, 2016 and 2015, respectively. Four customers accounted for 8% (a dealer account in Japan representing various customers), 6%, 5% and 5% of sales for the nine months ended May 31, 2016. Three customers accounted for 8% (a dealer account in Japan representing various customers), 7%, and 5% of sales for the nine months ended May 31, 2015.

Accounts receivable concentrations shows that two customers comprised 15% and 11% (a dealer account in Japan representing various customers) of accounts receivable at May 31, 2016 compared to two customers (a dealer account in Japan representing various customers) that comprised 18% and 16% of accounts receivable at May 31, 2015.

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

Results for each segment and consolidated results are as follows for the three and nine months ended May 31, 2016 and 2015 (in thousands):

Three months ended May 31, 2016
	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$4,664	$1,348	–	$6,012
Income (loss) from operations	$2,577	$211		$2,788
Total assets	$26,532	$9,504	$(7,238)	$28,798
Capital expenditures	$3	$27		$30
Capitalized software costs	$222	$48		$270
Depreciation and Amortization	$381	$98		$479

Three months ended May 31, 2015
	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$4,541	$1,401		$5,942
Income (loss) from operations	$2,477	$377		$2,854
Total assets	$26,336	$8,814	$(7,238)	$27,912
Capital expenditures	$7	$10		$17
Capitalized software costs	$193	$53		$246
Depreciation and Amortization	$413	$91		$504

Nine months ended May 31, 2016
	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$11,722	$4,293		$16,015
Income (loss) from operations	$5,471	$760		$6,232
Total assets	$26,532	$9,504	$(7,238)	$28,798
Capital expenditures	$4	$28		$32
Capitalized software costs	$678	$138		$816
Depreciation and Amortization	$1,171	$279		$1,450

Nine months ended May 31, 2015
	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$10,795	$3,807		$14,602
Income (loss) from operations	$4,451	$627		$5,078
Total assets	$26,336	$8,814	$(7,238)	$27,912
Capital expenditures	$23	$14		$37
Capitalized software costs	$860	$116		$976
Depreciation and Amortization	$1,211	$273		$1,484

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months and nine months ended May 31, 2016 and 2015 were as follows (in thousands):

Three months ended May 31, 2016
	North America	Europe	Asia	South America	Total
Lancaster	$2,444	$1,247	$973	$–	$4,664
Buffalo	$1,348	$–	$–	$–	$1,348
Total	$3,792	$1,247	$973	$–	$6,012

Three months ended May 31, 2015
	North America	Europe	Asia	South America	Total
Lancaster	$2,239	$1,287	$1,003	$12	$4,541
Buffalo	$1,401	$–	$–	$–	$1,401
Total	$3,640	$1,287	$1,003	$12	$5,942

Nine months ended May 31, 2016
	North America	Europe	Asia	South America	Total
Lancaster	$5,237	$3,651	$2,833	$1	$11,722
Buffalo	$4,293	$–	$–	$–	$4,293
Total	$9,530	$3,651	$2,833	$1	$16,015

Nine months ended May 31, 2015
	North America	Europe	Asia	South America	Total
Lancaster	$5,029	$3,201	$2,552	$13	$10,795
Buffalo	$3,807	$–	$–	$–	$3,807
Total	$8,836	$3,201	$2,552	$13	$14,602

Note 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $168,654 and $179,591 for the nine months ended May 31, 2016 and 2015, respectively, and $61,028 and $56,745 for the three months ended May 31, 2016 and 2015, respectively.

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

PRODUCTS

General

We currently offer seven software products for pharmaceutical research and development: three simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus™, DDDPlus™, and MembranePlus™; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor™, MedChem Designer™, and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite™); and one program called KIWI™ that provides an integrated platform for data analysis and reporting through our proprietary secure cloud. During the first fiscal quarter of FY2016, we announced the development of a major new software product called PKPlus™ for noncompartmental and compartmental pharmacokinetic analysis and reporting, which is further described below.

GastroPlus

Our flagship product and currently our largest source of revenue is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently the most widely used software of its type in pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. The U.S. FDA currently has 70 GastroPlus licenses.

Because of the widespread use of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (OrBiTo). OrBiTo, begun in 2012, is an international collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of the European Union, our participation in this project is at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of all other members. We believe our investment to participate in this initiative enables us to benefit from, and to contribute to, advancing the prediction of human oral bioavailability from preclinical data, and ensures that we are well-known to member pharmaceutical companies and regulatory agencies.

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

During May and June we submitted proposals in response to two new solicitations issued by the FDA. One is to incorporate PBPK modeling such as we have in GastroPlus with the statistical analysis methods traditionally used in clinical trial data analysis (done with simple statistical models rather than detailed PBPK models). This would involve integrating the expertise in our science teams in Lancaster (PBPK) and Buffalo (pharmacometrics – the statistical approaches currently used for Phase 2 and 3 analyses), further exploiting the synergies between our two divisions.

The other solicitation is to deal with supersaturating drug delivery systems (SDDSs), which dissolve rapidly in the stomach at low pH where their solubility is high, then become supersaturated (concentration is greater than solubility) when the drug moves into the intestinal tract where pH is much higher and solubility is lower.

The solicitations indicate that up to two contracts will be awarded for each project. The funding for each award is $250,000 per year for up to two years, for a potential total of $500,000 for each project, or up to a total of $1 million over two years if we were to win both. We believe our proposals are strong and we anticipate receiving awards for one or both projects. Both of these projects would result in substantially expanding the capabilities of our GastroPlus software. Announcement of awards is expected by September.

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

We are now finalizing the development of version 9.5 of GastroPlus, which will add a number of new capabilities and will refine and enhance some of the existing capabilities in the program, including intramuscular dosing, simulation of antibody-drug conjugates, additional animal physiologies, enhanced report generation, and enhancements to the PBPK tissue models. We expect to release version 9.5 before the end of FY2016.

DDDPlus

DDDPlus simulates in vitro (laboratory) experiments that measure the rate of dissolution of a drug and, if desired, the additives (excipients) in a particular dosage form (e.g., powder, tablet, or capsule) under a variety of experimental conditions. This unique software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the dissolution rate for various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, and (3) design in vitro dissolution experiments to better mimic in vivo (animal and human) conditions. Version 5.0 of DDDPlus, which adds a number of significant enhancements, was released in April. This version adds new formulation types (controlled release bilayer tablet, delayed release coated tablet, and immediate release coated beads), expanded formulation specification options, biorelevant solubilities and surfactant effects on dissolution, tablet compression and disintegration models, links with GastroPlus, and updated licensing.

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

PKPlus™

On October 15, 2015 we announced the development of a new standalone software product called PKPlus, based on the internal PKPlus Module in GastroPlus that has been available since 2000. The PKPlus Module in GastroPlus provides quick and easy fitting of compartmental pharmacokinetic models as well as noncompartmental analysis (NCA) for intravenous and extravascular (oral, dermal, ocular, pulmonary, etc.) doses. The original PKPlus module in GastroPlus was not designed to meet all of the requirements for performing these analyses for Phase 2 and 3 clinical trials and to produce report-quality output for regulatory submissions. The new standalone PKPlus program is being developed to provide the full level of functionality needed by pharmaceutical industry scientists to perform the analyses and generate the outputs needed to fully satisfy regulatory agency requirements for both NCA and compartmental PK modeling. The program has been in development for about 23 months, and is nearing completion. We believe the potential number of users for PKPlus is large and that it has the potential to eventually become one of our leading revenue producers. We expect to release PKPlus in our fourth fiscal quarter.

ADMET Predictor™

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a chemistry-based computer program that takes molecular structures (i.e., drawings of molecules represented in various forms) as inputs and predicts approximately 150 different properties for them at an average rate of over 100,000 compounds per hour on a modern laptop computer. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, as well as to generate estimates of unknown properties for molecules that have been synthesized, but for which only a limited number of experimental properties have been measured. Thus, a chemist can assess the likely success of a large number of existing molecules in a company’s chemical library, as well as molecules that have never been made, by providing their molecular structures, either by drawing them using a tool such as our MedChem Designer software, or by automatically generating large numbers of molecules using various computer algorithms, including those embedded in our MedChem Studio software.

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

The most recent release of ADMET Predictor (version 7.2, released in May, 2015) contains updated cytochrome P450 enzyme kinetics models that are seamlessly integrated into the recently released GastroPlus Version 9.0, enhancing the synergy between predicted properties and PBPK simulations and enabling discovery chemists – a new group of potential users – to use PBPK simulations. It also contains two new models related to human liver microsomal (HLM) stability, an experiment that is routinely run on newly synthesized compounds in the pharmaceutical industry. These updated models illustrate our commitment to providing the best predictive models in the industry.

We are now in final development and testing of ADMET Predictor 8.0, which features a completely redesigned and modernized interface as well as a number of new capabilities to enhance the performance and user-friendliness of the program. We expect to release version 8.0 during the fourth fiscal quarter of FY2016.

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

Potential new markets for machine learning

We are currently investigating applications of this machine-learning engine outside of our normal pharmaceutical markets. To date, we have conducted several proof-of-concept studies including: (1) building predictive models for missile aerodynamic force and moment coefficients as a function of missile geometry, Mach number, and angle of attack, (2) classifying/identifying missiles and other objects from radar tracking data, (3) mapping jet engine compressor performance to predict when maintenance might be required, and (4) classifying patients as healthy or experiencing some disease state or genetic disorder evidenced by magnetic resonance imaging (MRI) of the brain. Other potential applications for this modeling engine have also been identified; however, our focus to date has been in these three areas.

We believe our proprietary machine-learning software engine has a wide variety of potential applications and we intend to pursue funding to develop customized tools to further monetize our investment in this technology by expanding our markets beyond the life sciences and chemistry.

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule-drawing program, or “sketcher”, but now has capabilities exceeding those of other molecule-drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule-drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license, the chemist would see the entire ~150 predictions that are available. Over 16,000 copies of MedChem Designer have been downloaded by scientists around the world to date.

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

Our proprietary ADMET Risk score provides a single number that tells the chemist how many default threshold values for various predicted properties were crossed (or violated) by each structure. Thus, in a single number, the chemist can instantly compare the effects of different structural changes in many dimensions. The ideal score is zero; however, a low score greater than zero might be acceptable, depending on what property(s) caused the points to be assigned. If the number is too high (greater than 5 or 6), the molecule is not likely to be successful as a drug. The default rules can be modified and new rules can be added by the user to include any desired rule set based on any combination of calculated descriptors, predicted properties, and user inputs. As chemists attempt to modify structures to improve one property, they often cause others to become unacceptable. Without ADMET Risk, the chemist would have to individually examine many key properties for each new molecule (and its metabolites) to determine whether any of them became unacceptable as a result of changing the structure.

MedChem Studio™

MedChem Studio is a powerful software tool that is used both for data mining and for de novo design of new molecules. In its data-mining role, MedChem Studio facilitates searching large chemical libraries to find molecules that contain identified substructures, and it enables rapid identification of clusters (classes) of molecules that share common substructures. MedChem Studio version 4.0 was released during fiscal year 2014. We have now merged MedChem Studio with the refactoring of ADMET Predictor 8.0, so that either program can be entered through the same interface, and the communication between the two programs is enhanced through the seamless integration of both technologies. We believe this will enhance the attractiveness of both ADMET Predictor and MedChem Studio to medicinal and computational chemists.

While MedChem Designer can be used to refine a small number of molecules, MedChem Studio can be used to create and screen (with ADMET Predictor) very large numbers of molecules down to a few promising lead candidates. MedChem Studio has features that enable it to generate new molecular structures using a variety of de novo design methods. When MedChem Studio is used with ADMET Predictor and MedChem Designer (the combination of which we refer to as our ADMET Design Suite), we believe the programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high-throughput screening experiments to find the most promising classes (groups of molecules with a large common part of their structures) and molecules that are active against a particular target. In addition, MedChem Studio can take an interesting (but not acceptable) molecule and, using a variety of design algorithms, quickly generate many thousands to millions of high quality analogs (similar new molecules). These molecules can then be screened using ADMET Predictor to find molecules that are predicted to be both active against the target and acceptable in a variety of ADMET properties. We demonstrated the power of the ADMET Design Suite during two NCE (new chemical entity) projects wherein we designed lead molecules to inhibit the growth of the plasmodium falciparum malaria parasite in one study and lead molecules that were combined COX-1 and COX-2 inhibitors. In each case, we announced ahead of time that we were attempting to do this, and we reported the results when the projects were complete. Every molecule we designed and had synthesized hit their targets in both projects. We are not aware of any other software company that has demonstrated the ability of their software in this way.

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

Pharmacometric modeling:

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments as well as clinical trials of new and existing pharmaceutical products, typically working on 30-40 drug projects per year. The model-based analysis of clinical trial data that we perform is different from the modeling analysis offered by GastroPlus; the former relies more on statistical and semi-mechanistic models, whereas the latter relies on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on the detailed understanding of the human body and the chemistry of the drug and involve mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models guide drug formulation design and dose selection.

At meetings held in 2014 by the FDA and other regulatory agencies, such agencies emphasized an interest in bringing mechanistically detailed physiologically based pharmacokinetics (PBPK) into clinical pharmacology. The recent $500,000/2-year solicitation from the FDA demonstrates the significant interest the agency has in pushing this technology forward.

Because of the synergies achieved through the integration of our Buffalo division (Cognigen) into Simulations Plus, our first full fiscal year of combined operations resulted in significantly increased revenues and earnings. Our clinical pharmacometricians in Buffalo, supported by our consulting team in California, are learning to use the PBPK modeling capabilities of GastroPlus and are performing such studies under new and expanded contracts with pharmaceutical customers. Our proposal to the FDA for combining PBPK modeling with traditional population-based statistical methods relies on combining the expertise of our California and New York divisions, made possible by our acquisition of Cognigen Corporation nearly two years ago.

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

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (aka Therapeutic Systems Research Laboratories), pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and non-assertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000 as follows: (a) $3,500,000 by May 20, 2014, which amount was comprised of $2,500,000 in cash and $1,000,000 worth of our common stock (which was 164,745 shares based upon the April 25, 2014 closing price per share of $6.07 per share), (b) $750,000 payable on or before April 25, 2015, (c) $750,000 payable on or before April 25, 2016, and (d) $1,000,000 payable on or before April 25, 2017. Our payment obligation described above is non-interest-bearing and will be amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. For most quarters, we expect that this will result in a savings over the royalty payments that would have been paid to TSRL if paid consistent with past practices. All payments have now been made except the final $1 million, which will be paid in April 2017.

MARKETING AND DISTRIBUTION

We distribute our products and offer our services in North America, South America, Europe, Japan, Australia, New Zealand, India, Singapore, Taiwan, and the People’s Republic of China.

We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our website, and using various communication channels to our database of prospects and customers. At various scientific meetings around the world each year there are numerous presentations and posters presented in which the reported research was performed using our software. Many of these presentations were from industry and FDA scientists; some were from our staff. In addition, more than 50 peer-reviewed scientific journal articles are published each year using our software, mostly by our customers, further supporting its use in a wide range of preclinical and clinical studies.

Our sales and marketing efforts are handled primarily internally with our scientific team and several senior management staff assisting our marketing and sales staff with trade shows, seminars, and customer trainings both online and on-site. We believe that this is more effective than a completely separate sales team for several reasons: (1) customers appreciate talking directly with software developers and consulting scientists who can answer a wide range of in-depth technical questions about methods and features; (2) our scientists and engineers gain an appreciation for the customer’s environment and problems; and (3) we believe the relationships we build through scientist-to-scientist contact are stronger than relationships built through salesperson-to-scientist contacts. We also have one independent distributor in Japan and two independent representatives in China who also sell and market our products with support from our scientists and engineers.

We provide support to the GastroPlus User Group in Japan, which was organized by Japanese researchers in 2009. In early 2013, a group of scientists in Europe and North America organized another group following the example set in Japan. Over 850 members have joined this group to date. We support this group through coordination of online meetings each month and managing the user group web site for exchange of information among members. These user groups provide us valuable feedback with respect to desired new features and suggested interface changes.

PRODUCTION

Our pharmaceutical software products are designed and developed by our development teams in California and New York, with locations in Lancaster, Petaluma, San Jose, San Diego, and Buffalo. In addition, we have one team member working out of North Carolina and our Chief Executive Officer works primarily from Auburn, Alabama.

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research, and marketing resources that are larger than ours. Our management believes there is currently no significant competitive threat to GastroPlus; however, in spite of a high barrier to entry, one could be developed over time. Our upcoming PKPlus software product will compete with one major and a few minor software programs; however, the capabilities and design features of PKPlus, along with more affordable licensing, are expected to generate significant interest, and we believe sales will begin quickly after the product is released in the fourth quarter. MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing. Smaller companies generally need to outsource a greater percentage of this research. Thus, we compete not only with other software suppliers, but also with the in-house development teams at some of the larger pharmaceutical companies.

Although competitive products exist, both new licenses and license renewals for GastroPlus have continued to grow. We believe that we enjoy a dominant market share in this segment. We believe that the success of our two NCE projects in which we successfully designed, synthesized, and tested new lead molecules to treat malaria as well as COX-2/COX-1 will further promote the abilities of our ADMET Design Suite for rapid and cost-effective design of lead compounds. We expect the completely refactored ADMET Predictor 8.0 version with its fresh look and expanded features will generate increased interest in drug discovery and early drug development teams.

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

We actively seek acquisitions to expand the pharmaceutical software and services business. We plan to continue our efforts to find strategic targets and alliances that will enhance our position in the industry, and to pursue the application of our machine-learning technology to new industries.

STRATEGY

Our business strategy is to do the things we need to do to promote growth both organically (by expanding our current products and services through in-house efforts) and by acquisition. We believe in the “Built to Last” approach - that the fundamental science and technologies that underlie our business units are the keys both to improving our existing products and to expanding the product line with new products that meet our various customers’ needs. We believe the continued growth of our pharmaceutical software and services business segment is the result of steadily increasing adoption of simulation and modeling software tools across the pharmaceutical industry, as well as the world-class expertise we offer as consultants to assist companies involved in the research and development of new medicines. We have received a continuing series of study contracts with pharmaceutical companies ranging from several of the largest in the world to a number of medium-sized and smaller companies in the U.S. and Europe.

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

In the fiscal year ended August 31, 2015 we distributed $0.20 per share in dividends to our shareholders. In November 2015, February 2016, and May 2016 the board declared quarterly dividends of $0.05 per share. We anticipate future dividends to be $0.05 per share per quarter; however, there can be no assurances that such dividends will be distributed, or if so, whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each quarterly dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended May 31, 2016 and 2015.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	5/31/16		5/31/15
Net revenues	$6,012	100.0%	$5,942		100.0%
Cost of revenues	1,195	19.9	1,132	*	19.1
Gross profit	4,817	80.1	4,809		80.9
Selling, general and administrative	1,681	28.0	1,607	*	27.0
Research and development	348	5.8	348		5.9
Total operating expenses	2,029	33.8	1,955		32.9
Income from operations	2,788	46.4	2,854		48.0
Other income	12	0.2	(31)		(0.5)
Income from operations before taxes	2,800	46.2	2,822		47.5
(Provision for) income taxes	(891)	(14.8)	(970)		(16.3)
Net income	$1,909	31.8%	$1,852		31.2%

* Numbers in the prior year have been reclassified to conform to the current year presentation

Net Revenues

Consolidated net revenues increased by 1.2% or $70,000 to $6.012 million in the third fiscal quarter of Fiscal Year 2016 (“3QFY16”) from $5.942 million in the third fiscal quarter of Fiscal Year 2015 (“3QFY15”). This net increase was due to a $123,000 increase in revenues generated by our Lancaster Division, representing a 2.7% increase over 3QFY15, offset by a 3.8% decrease in revenues of our Buffalo Division of $53,000, to $1.348 million in 3QFY16 from $1.401 million in 3QFY15. Consolidated software and software-related sales increased $123,000 or 2.8%, while consolidated consulting and analytical study revenues decreased $53,000 or 3.5% over 3QFY15. Buffalo revenues were impacted by a combination of cancellations of consulting contracts caused by drug failures in clinical trials as well as delayed trials by the sponsors.

Cost of Revenues

Consolidated cost of revenues increased by $63,000, or 5.5%, in 3QFY16 to $1.195 million from $1.132 million in 3QFY15. $53,000 of the increase was training-revenues-related costs. There were no other significant changes to consolidated cost of revenues in 3QFY16 compared to 3QFY15.

Cost of Revenues as a percentage of revenue remained substantially constant, increasing slightly by 0.9% in 3QFY16 to 19.9% as compared to 18.8% in 3QFY15.

Gross Profit

Consolidated gross profits remained nearly constant, increasing $8,000 or 0.02%, to $4.817 million in 3QFY16 from $4.809 million in 3QFY15. Our Lancaster Division accounted for a $117,000 increase, which came mainly from increased software license sales and related training revenues, while our Buffalo Division saw a decrease of $109,000 due to a combination of lower revenues and increased Cost of Revenues. Consolidated Gross profit as a percentage of revenues remained substantially constant, increasing 0.2% to 80.1% in 3QFY16 from 81.2% in 3QFY15.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $74,000, or 3.5%, to $1.681 million in 3QFY16, from $1.607 million in 3QFY15.

The major increases in SG&A expenses this year compared to last year were:

•	Advertising increased by $30,000 – we increased our web presence and incurred other advertising-related costs
•	Professional fees were up $55,000 – this was the result of tax preparation/review and accounting for compliance-related issues

Major Decreases – Commission expenses decreased $27,000 on lower commissionable revenues. There were no other individually significant decreases in this quarter compared to last year.

Research and Development

We incurred approximately $617,000 of research and development costs during 3QFY16. Of this amount, $269,000 was capitalized software development costs and $348,000 was expensed. We incurred approximately $594,000 of research and development costs during 3QFY15. Of this amount, $246,000 was capitalized software development costs and $348,000 was expensed.

Other income (expense)

Other income was $12,000 compared to a loss of $31,000 in 3QFY15. Foreign currency exchange accounted for $8,000 of the increase, $43,000 more in 3QFY16 compared to a $35,000 loss in 3QFY15. The change is mainly due to the dollar strengthening in relation to the Japanese yen. Interest income remained nearly constant at $4600 compared to $4300 in 3QFY15.

Provision for Income Taxes

The provision for income taxes was $891,000 for 3QFY16 compared to $970,000 for 3QFY15. Our effective tax rate decreased 2.9% to 31.8% in 3QFY16 from 34.7% in 3QFY15. This decrease is a result of higher tax credits in 3QFY16.

Net Income

Net income increased by $57,000, or 3.1%, in 3QFY16 to $1.909 million from $1.852 million in 3QFY15. Net earnings from our Lancaster division was $1.778 million, up 11.4% from $1.596 million in 3QFY15. Net earnings for our Buffalo division were $131,000, a decrease of $125,000 or 48.9% from $256,000 in 3QFY15; we attribute this decrease to the impact of the combination of the cancellations of consulting contracts caused by drug failures in clinical trials as well as delayed trials by the sponsors.

Comparison of Nine Months Ended May 31, 2016 and 2015

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Nine Months Ended
	5/31/16		5/31/15
Net sales	$16,015	100.0%	$14,602		100.0%
Cost of revenues	3,542	22.1	3,308	*	22.7
Gross profit	12,473	77.9	11,294		77.3
Selling, general and administrative	5,080	31.7	5,234	*	35.9
Research and development	1,161	7.3	982		6.7
Total operating expenses	6,241	39.0	6,216		42.6
Income from operations	6,232	38.9	5,078		34.8
Other income	(22)	(0.13)	(65)		(0.44)
Income from operations before taxes	6,210	38.8	5,014		34.3
(Provision for) income taxes	(2,048)	(12.8)	(1,662)		(11.4)
Net income	$4,161	26.0%	$3,352		23.0%

* Numbers in the prior year have been reclassified to conform to the current year presentation

Net Revenues

Consolidated net revenues increased by 9.7% or $1.412 million to $16.014 million in the first nine months of Fiscal Year 2016 (“9moFY16”) from $14.602 million in the first nine months of Fiscal Year 2015 (“9moFY15). $485,000 of this increase was from revenues generated by our Buffalo Division, representing a 12.7% increase over 9moFY15. Net revenues of the Lancaster Division increased $927,000, or 8.6%, to $11.722 million for 9moFY16 from $10.795 million in 9moFY15. Consolidated software and software-related sales increased $923,000, or 8.9%, in 9moFY16, while consolidated consulting and analytical study revenues increased $492,000, or 11.5%, over 9moFY15.

Cost of Revenues

Consolidated cost of revenues increased by $234,000 in 9moFY16 to $3.542 million from $3.308 million in 9moFY15. The increase came mainly from additional training-revenue-related costs of $69,000, and first-year bonuses of $139,000 paid to employees in our Buffalo Division. There were no other significant changes to consolidated expenses in 9moFY16 compared to 9moFY15. Consolidated cost of revenues as a percentage of revenue decreased 0.6% from 22.7% in 9moFY15 to 22.1% in 9moFY16.

Gross Profit

Consolidated gross profit increased $1.178 million or 10.4%, to $12.473 million in 9moFY16 from $11.294 million in 9moFY15. $297,000 of this increase in gross profit is from our Buffalo Division, which showed a 59.1% gross margin on $4.292 million in revenues for 9moFY16. Our Lancaster Division accounted for $881,000 of the increase, which came mainly from increased software license sales. The Lancaster Division showed an 84.8% gross margin for the nine-month period.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $155,000, or 2.9%, to $5.080 million in 9moFY16 from $5.23 million in 9moFY15. SG&A as a percent of revenues decreased to 31.7% from 35.9% in 9moFY15.

The major increases in SG&A expense were:

•	Advertising increase by $68,000 - we increased our web presence and incurred other advertising-related costs

•	Marketing labor increased by $50,000 - more time was spent by scientific personnel on marketing-related activities

•	Software License expenses increased $51,000 due to new outside software licensing based on increased software volume tiers
•	Professional fees were up $72,000 – this was the result of the additional costs of the consolidated entity and other tax and accounting compliance-related issues

The major decreases in SG&A expense were:

•	Consulting Fees decreased by $397,000 - in 9moFY15, we paid approximately $400,000 in one-time fees and expenses to our financial advisor/business broker related to the Cognigen acquisition. There were no such expenses in the current reporting period.

Research and Development

We incurred approximately $1.974 million of research and development costs during 9moFY16. Of this amount, $814,000 was capitalized software development costs and $1.161 million was expensed. We incurred approximately $1.957 million of research and development costs during 9moFY15. Of this amount, $976,000 was capitalized software development costs and $982,000 was expensed.

Other income (expense)

Foreign currency showed a $35,000 loss for 9MoFY16, a $43,000 increase compared to the $78,000 loss in 9moFY15. The change is mainly due to the dollar strengthening in relation to the Japanese yen.

Provision for Income Taxes

The provision for income taxes was $2.049 million for 9moFY16 compared to $1.662 million for 9moFY15, an increase of $386,000, or 23.1%. Our effective tax rate decreased slightly to 33.0% in 9moFY16 from 33.1% in 9moFY15, This decrease is a result of increased tax credits in 9moFY16.

Net Income

Net income increased by $810,000, or 24.2%, to $4.161 million in 9moFY16 from $3.352 million in 9moFY15. The increase comes from two main sources: increased revenues of $1.412 million; and reduced SG&A expense in 2016, since in 2015 we incurred approximately $400,000 of one-time consulting costs associated with the Cognigen acquisition.

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

Our management, including our CEO, president, and CFO, do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 14, 2016.

Simulations Plus, Inc.

Date:	July 14, 2016	By: /s/ John R Kneisel
John R. Kneisel
Chief Financial Officer

