Form 10-K
period 2016-09-30
SIMULATIONS PLUS INC
filed 2016-11-14
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

[_] Large accelerated filer	[X] Accelerated filer
[_] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 28, 2016, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date, was approximately $102,975,104. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of November 14, 2016, 17,226,478 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2016

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

PART I

ITEM 1 –BUSINESS

As used in this report, each of the terms “we,” “us,” “our,” the “Company” and “Simulations Plus” refers to Simulations Plus, Inc. and Cognigen Corporation, a wholly-owned subsidiary of Simulations Plus, unless otherwise stated or the context otherwise requires.

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of groundbreaking drug discovery and development software for mechanistic modeling and simulation, for machine-learning-based prediction of properties of molecules solely from their structure, and is exploring the application of its machine-learning technologies in other industries, including aerospace/military and general healthcare. Our pharmaceutical/chemistry software is licensed to major pharmaceutical, biotechnology, agrochemical, and food industry companies and to regulatory agencies worldwide for use in the conduct of industry-based research. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and for submissions to regulatory agencies. Simulations Plus is headquartered in Southern California, with offices in Buffalo, New York, and its common stock trades on the NASDAQ Capital Market under the symbol “SLP.”

In September 2014, Simulations Plus acquired Cognigen Corporation (Cognigen) as a wholly-owned subsidiary pursuant to that certain Agreement and Plan of Merger, dated as of July 23, 2014, by and between Simulations Plus and Cognigen (the “Merger Agreement”). Cognigen, was originally incorporated in 1992. Through the integration of Cognigen into Simulations Plus, Simulations Plus is now also a leading provider of population modeling and simulation contract research services for the pharmaceutical and biotechnology industries. Our clinical-pharmacology-based consulting services include pharmacokinetic and pharmacodynamic modeling, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. We have also developed software for harnessing cloud-based computing in support of modeling and simulation activities and secure data archiving, and we provide consulting services to improve interdisciplinary collaborations and research and development productivity.

We are a global leader focused on improving the ways scientists use knowledge and data to predict the properties and outcomes of pharmaceutical and biotechnology agents, and are one of only two global companies who provide a wide range of preclinical and clinical consulting services and software. Our innovations in integrating new and existing science in medicinal chemistry, computational chemistry, pharmaceutical science, biology, physiology, and machine learning into our software have made us the leading software provider for physiologically based pharmacokinetics (PBPK) modeling and simulation and for prediction of molecular properties from structure.

We generate revenue by delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies use our software programs and scientific knowledge to guide early drug discovery (molecule design and screening), preclinical, and clinical development programs. They also use it to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial design, and simulate outcomes in special populations, such as the elderly and pediatric patients.

PRODUCTS

General

We currently offer eight software products for pharmaceutical research and development: three simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus™; DDDPlus™; and MembranePlus™; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor™; MedChem Designer™; and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite™); one recently-announced program for rapid clinical trial data analysis and regulatory submissions called PKPlus™; and one program called KIWI™ that provides an integrated platform for data analysis and reporting through our proprietary secure cloud. During the fourth fiscal quarter of the fiscal year ended August 31, 2016, we announced the release of our newest software offering, PKPlus™, a next-generation software package for noncompartmental and compartmental pharmacokinetic analysis and reporting, which is further described below.

GastroPlus

Our flagship product and currently our largest source of revenue is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently the most widely used software of its type by pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. The FDA currently has 70 GastroPlus licenses.

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

In September 2016 we announced that Simulations Plus had been invited to join the European SimInhale Consortium and had been admitted to this prestigious group focused on advancing the state of the art for simulation of inhaled dosage forms. As one of only two U.S. participants, Simulations Plus will participate in activities designed to advance particle designs for improved deposition and interaction with lung tissue; promote realistic computer simulations of particle aerosolization, delivery and deposition; promote patient-tailored inhaled medicines; promote integration of device and formulation design; and promote critical assessment of toxicity issues and related risks.

In September 2014, we entered into a research collaboration agreement (RCA) with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosing Routes Module of GastroPlus. The objective of this agreement is to provide a tool for generic companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. Under this RCA, we receive up to $200,000 per year. This RCA may be renewed for up to a total of three years based on the progress achieved during the project. After a successful second year, the RCA was renewed for its third year in September 2016, and will expire in September 2017.

We were awarded another RCA by the FDA in September 2015, this time to expand the capabilities of GastroPlus to simulate the dosing of long-acting injectable microspheres. This type of dosage form is usually injected via subcutaneous or intramuscular routes, but can also be used for ocular dosing. Once again, this RCA provides up to $200,000 per year for up to three years. Under this agreement, we are developing simulation models to deal with the slow dissolution/decomposition of the microsphere carrier material that gradually releases the active drug over periods as long as weeks or months. After a successful first year, the RCA was renewed for the second year in September 2016, and will expire in September 2017 unless re-renewed.

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

In April 2015, we released Version 9.0 of GastroPlus. This was the largest single upgrade we have made to the program to date, and the added level of science and technology enabled valuable new functionalities that we believe provide the most advanced decision-making tool for preclinical and early clinical trial simulation and modeling analysis available today. Several of the significant enhancements include:

•	ability to simulate the absorption and distribution of biologics (antibodies and proteins);
•	ability to simulate dosing to the skin, including patches, creams, ointments, and subcutaneous injections; and
•	tighter integration with our ADMET Predictor™ software to increase the utility of the program in early drug discovery.

Our goal with GastroPlus is to integrate the most advanced science into user-friendly software to enable pharmaceutical researchers and regulators to perform sophisticated analyses of complex drug behaviors in humans and laboratory animals. Already the most widely used program in the world for physiologically based pharmacokinetics (PBPK), the addition of these new capabilities is expected to expand the user base in the early pharmaceutical research and development process, while also helping us further penetrate the biopharmaceuticals, food, cosmetics, and general toxicology markets.

We are now finalizing the development of version 9.5 of GastroPlus, which will add a number of new capabilities and will refine and enhance some of the existing capabilities in the program, including intramuscular dosing, simulation of antibody-drug conjugates, additional animal physiologies, enhanced report generation, and enhancements to the PBPK tissue models. We expect to release version 9.5 before the end of calendar year 2016.

DDDPlus

DDDPlus simulates in vitro (laboratory) experiments that measure the rate of dissolution of a drug and, if desired, the additives (excipients) in a particular dosage form (e.g., powder, tablet, or capsule) under a variety of experimental conditions. This unique software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the dissolution rate for various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, and (3) design in vitro dissolution experiments to better mimic in vivo (animal and human) conditions. Version 5.0 of DDDPlus, which adds a number of significant enhancements, was released in April 2016. This version adds new formulation types (controlled release bilayer tablet, delayed release coated tablet, and immediate release coated beads), expanded formulation specification options, biorelevant solubilities and surfactant effects on dissolution, tablet compression and disintegration models, links with GastroPlus, and updated licensing.

MembranePlus™

MembranePlus was released in October 2014. Similar to DDDPlus, MembranePlus simulates laboratory experiments, but in this case, the experiments are for measuring permeability of drug-like molecules through various membranes, including several different standard cell cultures (Caco-2, MDCK), as well as artificially formulated membranes (PAMPA). The value of such a simulation derives from the fact that when the permeabilities of the same molecules are measured in different laboratories using (supposedly) the same experimental conditions, the results are often significantly different. These differences are caused by a complex interplay of factors in how the experiment was set up and run. MembranePlus simulates these experiments with their specific experimental details, and this enables scientists to better interpret how results from specific experimental protocols can be used to predict permeability in human and animals, which is the ultimate goal. A few initial sales of MembranePlus have been made. Similar to DDDPlus ten years ago, this program is a new concept that requires educating scientists on how and why to use it, and our marketing and sales program has been tasked with providing that training.

PKPlus™

On August 25, 2016, we announced the release of a new standalone software product called PKPlus, based on the internal PKPlus Module in GastroPlus that has been available since 2000. The PKPlus Module in GastroPlus provides quick and easy fitting of compartmental pharmacokinetic (PK) models as well as noncompartmental analysis (NCA) for intravenous and extravascular (oral, dermal, ocular, pulmonary, etc.) doses; however, the PKPlus Module in GastroPlus was not designed to meet all of the requirements for performing these analyses for Phase 2 and 3 clinical trials and producing report-quality output for regulatory submissions. The new standalone PKPlus program has been developed to provide the full level of functionality needed by pharmaceutical industry scientists to perform the analyses and generate the outputs needed to fully satisfy regulatory agency requirements for both NCA and compartmental PK modeling. We believe the potential number of eventual users for PKPlus is in the thousands world-wide and that it has the potential to eventually become one of our leading revenue producers.

ADMET Predictor™

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a chemistry-based computer program that takes molecular structures (i.e., drawings of molecules represented in various formats) as inputs and predicts approximately 150 different properties for them at an average rate of over 100,000 compounds per hour on a modern laptop computer. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, as well as to generate estimates of unknown properties for molecules that have been synthesized, but for which only a limited number of experimental properties have been measured. Thus, a chemist can assess the likely success of a large number of existing molecules in a company’s chemical library, as well as molecules that have never been made, by providing their molecular structures, either by drawing them using a tool such as our MedChem Designer software, or by automatically generating large numbers of molecules using various computer algorithms, including those embedded in our MedChem Studio software.

ADMET Predictor has been top-ranked for predictive accuracy in multiple peer-reviewed, independent comparison studies, while generating its results at a high throughput rate. Although the state of the art of this type of software does not enable identifying the best molecule in a series, it does allow early screening of molecules that are highly likely to fail as potential drug candidates (i.e., the worst molecules, which is usually the majority of a chemical library) before synthesizing and testing them. Thus, millions of virtual compounds can be created and screened in a day, compared to potentially months or years of work to actually synthesize and test a much smaller number of actual compounds.

The most recent release of ADMET Predictor, version 8.0, was released on August 1, 2016. This new version features a completely redesigned and modernized interface as well as a number of new capabilities to enhance the performance and user-friendliness of the program. In addition, we have integrated a number of MedChem Studio features into the new ADMET Predictor, and created a tighter integration between the two programs when a MedChem Studio license is obtained along with an ADMET Predictor license.

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

Potential new markets for machine learning

We are currently investigating applications of our sophisticated machine-learning engine outside of our normal pharmaceutical markets. To date, we have conducted several proof-of-concept studies including: (1) building predictive models for missile aerodynamic force and moment coefficients as a function of missile geometry, Mach number, and angle of attack, (2) classifying/identifying missiles and other objects from radar tracking data, (3) mapping jet engine compressor performance to predict when maintenance might be required, and (4) classifying patients as healthy or experiencing some disease state or genetic disorder evidenced by magnetic resonance imaging (MRI) of the brain. Other potential applications for this modeling engine have also been identified; however, our focus to date has been primarily in these areas.

We believe our proprietary machine-learning software engine has a wide variety of potential applications and we intend to pursue funding to develop customized tools to further monetize our investment in this technology by expanding our markets beyond the life sciences and chemistry. In addition, we are examining a variety of expanded capabilities to add to the basic modeling engine to accommodate even larger data sets (“big data analytics”) and new applications.

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

When used with a license for ADMET Predictor, MedChem Designer becomes a de novo molecule design tool. With it, a researcher can draw one or more molecular structures, then click on the ADMET Predictor icon and have approximately150 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index. Researchers can also click on an icon to generate the likely metabolites of a molecule and then predict all of the properties of those metabolites from ADMET Predictor, including each of their ADMET Risk scores. This is important because a metabolite of a molecule can be therapeutically beneficial (or harmful) even though the parent molecule is not.

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

Contract Research and Consulting Services

Our scientists and engineers have expertise in drug absorption via various dosing routes (oral, intravenous, ocular, nasal/pulmonary, and dermal), pharmacokinetics, and pharmacodynamics. They have been speakers or presenters at over 150 scientific meetings worldwide in the past four years. We frequently conduct contracted consulting studies for large customers (including the five largest pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing, and we have expanded our consulting teams to meet the increased workload.

We closed a five-year consulting agreement with a major research foundation to implement a platform for coordinating the data generated by global teams engaged in model-based drug development and began work on the project.

We currently are working with the FDA on three different Research Collaboration Agreements (RCAs): the two funded efforts for the ocular model and long-acting injectable microspheres and the unfunded IVIVC effort, all described above under “GastroPlus”. We also successfully completed the fifth year of our five-year renewable collaboration with the Center for Food Safety and Nutrition of the FDA to develop predictive toxicity models for food additives and contaminants.

Pharmacometric Modeling

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

To date, we have developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. These arrangements sometimes require that we pay royalties to third parties. We intend to continue to license or otherwise acquire technology or products from third parties when it makes business sense to do so. We currently have one license agreement, with BIOVIA, a San Diego division of Dassault Systemes in France (formerly known as Accelrys, Inc.), pursuant to which a small royalty is paid to BIOVIA from revenues on each license for the Metabolite module in ADMET Predictor. This license agreement continues in perpetuity and either party has the right to terminate it.

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (aka Therapeutic Systems Research Laboratories) (TSRL), pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and non-assertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000 as follows: (a) $3,500,000 by May 20, 2014, which amount was comprised of $2,500,000 in cash and $1,000,000 worth of our common stock (which was 164,745 shares based upon the April 25, 2014 closing price per share of $6.07 per share), (b) $750,000 payable on or before April 25, 2015, (c) $750,000 payable on or before April 25, 2016, and (d) $1,000,000 payable on or before April 25, 2017. All payments have now been made except the final $1 million, which will be paid in April 2017. Our outstanding payment obligation described above is non-interest-bearing and will be amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. For most quarters, we expect that this will result in a savings over the royalty payments that would have been paid to TSRL if paid consistent with past practices.

MARKETING AND DISTRIBUTION

We distribute our products and offer our services in North America, South America, Europe, Japan, Australia, New Zealand, India, Singapore, Taiwan, and the People’s Republic of China.

We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our website, and using various communication channels to our database of prospects and customers. At various scientific meetings around the world each year there are numerous presentations and posters presented in which the reported research was performed using our software. Many of these presentations are from industry and FDA scientists; some are from our staff. In addition, more than 50 peer-reviewed scientific journal articles, posters, and podium presentations are published each year using our software, mostly by our customers, further supporting its use in a wide range of preclinical and clinical studies.

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

PRODUCTION

Our pharmaceutical software products are designed and developed by our development teams in California and New York, with locations in Lancaster, Petaluma, San Jose, San Diego, and Buffalo. In addition, we have one team member working out of North Carolina and our Chief Executive Officer works primarily from Auburn, Alabama. Our products and services are now delivered electronically – we no longer provide CD-ROMs and printed manuals or reports.

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research, and marketing resources that are larger than ours. Our management believes there is currently no significant competitive threat to GastroPlus; however, in spite of a high barrier to entry, one could be developed over time. Our new PKPlus software product will compete with one major and a few minor software programs; however, the capabilities and design features of PKPlus, along with more affordable licensing, are expected to generate significant interest. MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry.

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

RESEARCH AND DEVELOPMENT

Research and development (R&D) activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to Be Sold Leased, or Marketed”. R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, laboratory testing, and R&D consulting, were approximately $2,641,000 during fiscal year 2016, of which $1,196,000 was capitalized. R&D expenditures during fiscal year 2015 were approximately $2,496,000 during fiscal year 2015, of which $1,168,000 was capitalized.

Our pharmaceutical business R&D activities during fiscal year 2015 were focused on improving our ADMET Predictor/ADMET Modeler, MedChem Studio, MedChem Designer and GastroPlus products, as well as the development of our new MembranePlus software product described above.

EMPLOYEES

As of August 31, 2016, Simulations Plus and its subsidiary Cognigen Corporation employed a total of 63 employees, including 60 full-time employees and 3 part-time employees, including 48 in technical and research and development, 5 in marketing and sales, 10 in administration and accounting. Currently 25 employees hold Ph.Ds. in their respective science or engineering disciplines, and 16 employees hold one or more Master’s degrees. Most of the senior management team and the members of our Board of Directors hold graduate degrees.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 –PROPERTIES

We lease approximately 13,500 square feet of office space in Lancaster, California. The original lease had a five-year term with two, three-year options to extend. The initial five-year term expired in February 2011, and we extended the lease to February 2, 2014. In June 2013, the lease was amended to extend the term to February 2, 2017. The amended lease also provides for an annual base rent increase of 3% per year and two, two-year options to extend. In May 2016 the Company exercised the two, two-year options extending the term of the lease through February 2, 2021 at a fixed rate of $25,000 per month. The new extension agreement gives the Company the right, upon 90 days’ prior notice, to terminate the lease in the last two years of the term upon payment of a recapture payment equal to the 3% base payment increase that would have been due under the original agreement.

Our subsidiary leases approximately 12,225 square feet of office space in Buffalo, New York. The initial five-year term expires in October 2018; the lease allows for a three-year option to extend to October 2021. The current base rent is $15,638 per month.

Rent expense, including common area maintenance fees for the fiscal years ended August 31, 2016 and 2015 was $491,800 and $488,888, respectively.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

ITEM 3 – LEGAL PROCEEDINGS

Except as described below, we are not a party to any legal proceedings and are not aware of pending legal proceedings of any kind.

In June 2014, the Company was served with a complaint in a civil action entitled Sherri Winslow v. Incredible Adventures, Inc., et al. (Los Angeles Superior Court Case No. BC545789) alleging wrongful death and seeking unspecified damages arising out of a May 18, 2012 plane crash in the State of Nevada. The Company’s Chief Executive Officer owns the subject aircraft and is also a named defendant. The complaint alleged that the Company was the owner of the subject aircraft. The Company denies all material allegations against it, including that it owns or has ever owned any interest in the subject aircraft. On November 25, 2014, the plaintiff and the Company signed a stipulation of dismissal pursuant to which the plaintiff agreed to dismiss the Company without prejudice. The Company planned to prepare a dismissal with prejudice to be signed on behalf of the plaintiff in the event the plaintiff did not discover evidence during a nine month period to and including August 31, 2015 that justified bringing the Company back into the litigation. The Company did not receive any notification of any such discovery and is in the process of preparing documents for the plaintiff’s final dismissal with prejudice.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “SLP.”

Price Range of Common Stock

The following table shows low and high sales price for the Company’s common stock for the last eight fiscal quarters.

	Low Sales Price	High Sales Price
FY15:
Quarter ended August 31, 2015	5.67	6.82
Quarter ended May 31, 2015	5.65	6.30
Quarter ended February 28, 2015	6.18	6.88
Quarter ended November 30, 2014	5.87	7.00
FY16:
Quarter ended August 31, 2016	6.73	8.68
Quarter ended May 31, 2016	7.61	9.60
Quarter ended February 29, 2016	8.86	11.34
Quarter ended November 30, 2015	6.67	10.14

Holders

As of November 14, 2016, there were 42 shareholders of record.

Dividends

We paid a total of approximately $3.4 million in cash dividends during each of fiscal years 2016 and 2015 as set forth in the table below. We expect to pay quarterly dividends of $0.05 per share of common stock each quarter, subject to declaration by our Board of Directors. However, there can be no assurances that our Board of Directors will continue the dividend distributions for any specified number of quarters.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2015	11/7/2014	11/14/2014	16,841,114	$0.05	$842,056
	1/26/2015	2/2/2015	16,852,117	$0.05	$842,606
	5/11/2015	5/18/2015	16,875,117	$0.05	$843,754
	7/23/15	7/30/2015	16,943,001	$0.05	$847,150
2016	11/09/2015	11/16/2015	16,996,001	$0.05	$849,800
	1/29/2016	02/05/2016	17,018,001	$0.05	$850,900
	5/02/2016	5/09/2016	17,029,501	$0.05	$851,475
	8/11/2016	8/18/2016	17,221,978	$0.05	$861,099

Equity Compensation Plan Information

The following information is provided as of August 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	947,500	$7.50	438,760
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	947,500	$7.50	438,760

Repurchases

There is currently no share repurchase program pending, and the Company has made no repurchases of its securities since fiscal year 2011.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes included in this Annual Report on Form 10-K.

Management Overview

Fiscal year 2016 highlights:

•	We released new versions of our ADMET Predictor™, DDDPlus™, and KIWI™ software programs.
•	We released our new software product, PKPlus™.
•	We closed a five-year consulting agreement with a major research foundation to implement a platform for global teams engaged in model-based drug development and began work on the projectWe successfully completed the first year of our three-year funded collaboration with the Office of Generic Drugs of the FDA to develop mechanistic models for delivery of long-acting injectable microsphere dosage forms.
•	We successfully completed the second year of our three-year funded collaboration with the Office of Generic Drugs of the FDA to develop mechanistic models for ocular delivery of drug products.
•	We successfully completed the fifth year of our five-year renewable collaboration with the Center for Food Safety and Nutrition of the FDA to develop predictive toxicity models for food additives and contaminants.We successfully completed the third year of our five-year collaboration with the Office of Testing and Research of the FDA to validate the mechanistic absorption model and in vitro-in vivo correlations in GastroPlus™.
•	We hosted nine workshops in the United States, Europe, Japan, China, Korea, and India to educate users on the various features and applications of our software.
•	Our employees attended 43 scientific conferences, presenting 41 posters and oral podium lectures.
•	We achieved an 88% renewal rate for software license accounts (>94% in terms of revenue).
•	We signed 75 new clients (includes new organizations and departments at existing clients).
•	We finalized new orders for software licenses at several major regulatory agencies (including the FDA, U.S. Environmental Protection Agency, and China’s CFDA
•	We realized growth in license revenue from contract research organizations (CROs) in excess of 50%, while recognizing greater than 95% growth in license revenue from non-pharmaceutical industry companies (e.g., chemicals, consumer goods).
•	We saw an approximately 25% increase in membership numbers for the GastroPlus User Group.
•	Our Board of Directors declared dividends totaling $0.20 per share ($0.05 per share each quarter of fiscal year 2016).

Fiscal Year 2016 Financial Summary:

•	Consolidated net revenues increased by $1.658 million, or 9.1%, to $19.972 million in fiscal year 2016 from $18.314 million in fiscal year 2015.
•	Consolidated gross margin increased $1.449 million or 10.4%, to $15.371 million in fiscal year 2016 from $13.922 million in fiscal year 2015.
•	Net income from operations increased $1.385 million, or 23.5%, to $7.232 million in fiscal year 2016 from $5.857 million in fiscal year 2015.
•	Net income increased by $1.107 million, or 28.8%, to $4.950 million in fiscal year 2016 from $3.843 million in fiscal year 2015.

Strategy Going Forward:

•	The Company will continue to advance our software offerings through both our in-house developments and our funded and unfunded collaborations with our industry and government customers;
•	Continue to seek acquisition and partnership possibilities to broaden our offerings of products and services;
•	Continue our marketing and sales campaign including attending and exhibiting at numerous scientific conferences and meetings, expanded use of social media, and expanded advertising;
•	Increase our marketing and sales efforts with respect to our consulting services in both pharmacokinetics and in small molecule design;
•	Continue to explore the application of our technologies to new markets in aerospace and healthcare; and
•	Continue to seek strategic acquisitions that can add to both revenues and earnings.

Fiscal year 2016 was another record year. We believe the continued growth of our pharmaceutical software and services business segment is the result of steadily increasing adoption of simulation and modeling software tools across the pharmaceutical industry, as well as the expertise we offer as consultants to assist companies involved in the research and development of new medicines. We have received a continuing series of study contracts with pharmaceutical companies ranging from several of the largest in the world to a number of medium-sized and smaller companies in the U.S., Europe, and Japan.

Our financial performance has enabled us to maintain significant cash deposits and to continue to invest in our marketing and sales activities in order to reach a wider customer base, as well as to distribute significant cash dividends to our shareholders.

We completed a second successful year of the integration of Cognigen, following our acquisition of Cognigen in September 2014; it is our intent to continue to search for acquisition opportunities that are strategically compatible with our current businesses and that are accretive, i.e., adding to both revenues and earnings.

We do not have any stock repurchase programs currently in place or pending; however, our Board of Directors may consider additional programs from time to time.

Results of Operations

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2016 (FY16) and August 31, 2015 (FY15)(because of rounding, numbers may not foot).

	Fiscal years ended
	08/31/16		08/31/15 *
Net sales	$19,972	100%	$18,314	100%
Cost of sales	4,602	23.0	*4,392	24.0
Gross profit	15,370	77.0	13,922	76.0
Selling, general and administrative	6,694	33.5	*6,736	36.8
Research and development	1,445	7.3	1,329	7.2
Total operating expenses	8,139	40.8	8,065	44.0
Income from operations	7,232	36.2	5,857	32.0
Other income	4	(0.0)	(164)	(0.9)
Net income before taxes	7,236	36.2	5,693	31.1
(Provision) for income taxes	(2,286)	(11.4)	(1,850)	(10.1)
Net income	$4,950	24.8%	$3,843	21.0%

* Numbers in the prior year have been reclassified to conform to the current year presentation

FY16 COMPARED WITH FY15

Net Revenues

Consolidated net revenues increased by 9.1% or $1.658 million to $19.972 million in FY16 from $18.314 million in FY15. $326,000 of this increase was from revenues generated by our Buffalo subsidiary (Cognigen), while net revenues of the California division increased $1.332 million or 10.2%, to $14.418 million in FY16 from $13.086 million in FY15. FY16 software license sales increased $1.340 million, while consulting revenues increased by $318,000 compared to FY15.

Cost of Revenues

Consolidated cost of revenues increased by $209,000 to $4.602 million in FY16 from $4.392 million in FY15. The majority of this increase was salary-related expenses from annual salary increases and the first year of expensed bonuses for our Buffalo division (Cognigen).

Cost of revenues as a percentage of revenue decreased from 24.0% in FY15 to 23.0% in FY16. The majority of this percentage change is a result of the percentage blend of software sales compared to consulting services during FY16.

A significant portion of cost of revenues for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to revenues. This amortization cost decreased approximately $42,000 in FY16 compared with FY15. In FY15, amortization expense increased approximately $215,000 due to releases of GastroPlus and ADMET Predictor and amortization of software acquired as part of the Cognigen acquisition.

Gross Margin

Consolidated gross margin increased $1.449 million or 10.4%, to $15.371 million in FY16 from $13.922 in FY15. $1.372 of this increase is from the California division, which showed an 84.3% gross margin. The Buffalo Division Gross margins increased $77,000 with margins of 58% after first-time bonuses of $139,000.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $43,000, or 0.6% to $6.694 million in FY16 from $6.737 million in FY15.

The major increases in SG&A expense were:

o	Advertising expenses increased by $97,000 as the Company increased its web presence and incurred other advertising-related costs;
o	Marketing labor expenses increased by $46,000, related to more time spent by scientific staff;
o	Trade show expenses increased by $49,000, related to greater attendance and presence during FY16;
o	Professional fees increased by $120,000 associated with costs of consolidated audits and other compliance-related expenses; and
o	Outside software licensing fees increased by $59,000.

The major decreases in SG&A expense were:

o	Outside consulting fees decreased by $397,000; in FY15, we paid fees and expenses to our financial advisor/business broker related to the Cognigen acquisition. There were no such expenses in FY16.

Research and Development

We incurred approximately $2,641,000 of research and development costs during FY16. Of this amount, $1,196,000 was capitalized and $1,445,000 was expensed. We incurred approximately $2,496,000 of research and development costs during FY15. Of this amount, $1,168,000 was capitalized and $1,328,000 was expensed. The increase of $ 145,000, or 5.8%, in total research and development expenditures from FY15 to FY16 was mainly due to salary increases for existing staff.

Other income (expense)

Net other income (expense) in FY16 increased by $168,000 to a net other income of $5,000 from an expense of $164,000 in FY15. This is due mainly to a $168,000 reduction in currency losses in FY16.

Provision for Income Taxes

The provision for income taxes was $2.286 million for FY16 compared to $1.850 million for FY15. Our effective tax rate decreased to 31.6% in FY16 from 32.5% in FY15.

Net Income

Net income increased by $1,107,000, or 28.8%, to $4.950 million in FY15 from $3.843 million in FY15.

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

	Net Sales (in thousands of dollars)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016	4,839	5,164	6,011	3,958	19,972
2015	4,086	4,574	5,942	3,712	18,314
2014	2,641	3,081	3,741	1,998	11,461
2013	2,290	3,118	3,095	1,568	10,071
2012	2,248	2,789	2,772	1,640	9,449
2011	2,050	2,622	2,640	1,427	8,739
2010	1,735	2,227	2,325	1,334	7,621

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of capital has been cash flow from our operations. We have achieved continuous positive operating cash flow over the last twelve fiscal years. We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us.

We are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. The trend over the last ten years has been increasing cash deposits from our operating cash flows, and we expect that trend to continue for the foreseeable future. In FY14 we used $2,500,000 of our cash reserves to pay the initial installment of the amounts we owe under termination and non-assertion agreement we entered into with TSRL in May 2014 that terminated the exclusive software licensing agreement we entered with TSRL in 1997. We also incurred $2,500,000 of debt in connection with termination and non-assertion agreement. We have been paying that debt out of, and anticipate that that debt will continue to be, paid out of operations from the reduction in royalty payments that are no longer payable under the 1997 licensing agreement as a result of its termination.

On July 23, 2014, we signed the Merger Agreement with Cognigen. The merger closed on September 2, 2014, subsequent to the end of FY14, and Cognigen became our wholly-owned subsidiary. In connection with the closing we paid $2,080,000 in cash and issued 491,159 shares of common stock of the Company to the former Cognigen stockholders. The 491,159 shares were valued at $3,120,000 based on a $6.35 per share price, which was the volume-weighted average closing price of our common stock for the 30 consecutive trading-day period ending two trading days before the closing date. In July 2016, we paid the additional $720,000 in cash due, and issued the additional 170,014 shares of common stock due, to the former Cognigen stockholders, which additional shares were valued at $1,080,000 under the formula described above.

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

Quarterly dividend payments made in FY15 and FY16 are listed in the following table.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2015	11/7/2014	11/14/2014	16,841,114	$0.05	$842,056
	1/26/2015	2/2/2015	16,852,117	$0.05	$842,606
	5/11/2015	5/18/2015	16,875,117	$0.05	$843,754
	7/23/15	7/30/2015	16,943,001	$0.05	$847,150
2016	11/09/2015	11/16/2015	16,996,001	$0.05	$849,800
	1/29/2016	02/05/2016	17,018,001	$0.05	$850,900
	5/02/2016	5/09/2016	17,029,501	$0.05	$851,475
	8/11/2016	8/18/2016	17,221,978	$0.05	$861,099

The Board of directors has indicated its intension to pay $0.05 quarterly dividends; however, there can be no assurances that our Board of Directors will continue the dividend distributions as the decision is made on a quarterly basis based on current financial conditions and strategic plans. After the end of FY16, in November 2016, our Board of Directors declared a dividend distribution of $0.05 per share.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

RECENTLY ISSUED OR NEWLY ADOPTED ACCOUNTING STANDARDS

In May 2014, the Franchise Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current generally accepted accounting principles in the U.S. (GAAP) and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for years beginning after December 15, 2016. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740) (“ASU 2015-17). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include - the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

SIGNIFICANT ACCOUNTING POLICIES

Estimates

Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Actual results could differ from those estimates. Significant accounting policies for us include revenue recognition, accounting for capitalized software development costs, valuation of stock options, and accounting for income taxes.

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

Accounts Receivable

We analyze the age of customer balances, historical bad-debt experience, customer creditworthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If we determine that the financial conditions of any of its customers deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. We have not experienced any bad debts in our pharmaceutical software and services business.

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years. Amortization of software development costs amounted to $981,066 and $1,023,139 for the FY16 and FY15, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2016, the Company determined that it has two reporting units, Simulations Plus and Cognigen. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of August 31, 2016, the entire balance of goodwill was attributed to the Company's Cognigen reporting unit. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during FY16 and FY15.

Reconciliation of Goodwill for FY16 and FY15:

Balance, August 31, 2014	$–
Addition	4,789,248
Impairments	–
Balance, August 31, 2015	$4,789,248
Addition	–
Impairments	–
Balance, August 31, 2016	$4,789,248

Other Intangible Assets

The following table summarizes other intangible assets as of August 31, 2016:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$275,000	$825,000
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete	Straight line 5 years	50,000	20,000	30,000
		$1,650,000	$295,000	$1,355,000

Amortization expense for each of FY16 and FY15 was $147,500.

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

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $347,077 and $295,243 for the fiscal years ended August 31, 2016 and 2015, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

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

ITEM 9A. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer (i.e. its Chief Executive Officer and Chief Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

A material weakness (as defined in SEC Rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2016. In making this assessment, management used the criteria described in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2016. Management has identified the following material weakness of internal control over financial reporting as of August 31, 2016:

Information Technology General Controls

During our review of internal controls, we identified various deficiencies related to the design, implementation, and effectiveness of our general information technology controls (“GITCs”) over financial reporting. In particular, these deficiencies related to the configuration set-up of the information technology system and related financial applications, segregation of duties, user access, and change management controls that are intended to ensure that access to financial applications and data, and the ability to place program changes into production for such financial applications and data, are adequately restricted to appropriate internal personnel. Due to these GITC deficiencies, we concluded that those deficiencies, in the aggregate, result in a reasonable possibility that material misstatements in our interim or annual financial statements would not be prevented or detected on a timely basis and, as such, constitute a material weakness as of August 31, 2016. Management believes that although our financial reports have been accurate and that the weaknesses identified in our review have not resulted in any material misstatement in our interim or annual financial statements at any time, that we will improve our GITCs to ensure accurate reporting is not compromised in the future.

Management has taken steps to remediate the GITC deficiencies, including enhancing its internal documentation and monitoring approach to ensure that all GITC procedures designed to restrict access to applications and data are operating in an optimal manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel. Management implemented the majority of the remedial steps during the fourth quarter of 2016 and expects that all steps will be substantially implemented and tested by February 28, 2017. In accordance with our internal control compliance program, a material weakness is not considered remediated until the remediation processes have been operational for a sufficient period of time and successfully tested.

Rose, Snyder & Jacobs LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of August 31, 2016, as stated in their report which is included herein.

Changes in internal control over financial reporting

Except as described above in this Item 9A, there was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fourth quarter of the fiscal year ended August 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by Item 10 is incorporated by reference from the sections entitled “Board Matters and Corporate Governance,” “Election of Directors,” “Executive Compensation and Other Information,” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement on Schedule 14A to be distributed in connection with our 2017 Annual Shareholders’ Meeting (the “Proxy Statement”).

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

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto. (13)^
3.1	Articles of Incorporation of the Company. (5)
3.2	Amended and Restated Bylaws of the Company. (5)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Amended and Restated Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto (1) (†)
10.2(a)	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.2(b)	Termination and Non-Assertion Agreement entered into on May 15, 2014 by and between the Company and TSRL, Inc. (11)
10.3(a)	The Company’s 2007 Stock Option Plan. (3) (†)
10.3(b)	The Company’s 2007 Stock Option Plan as amended as of December 6, 2013. (10) (†)
10.4(a)	Lease dated May 12, 2005 by and between Freeway Ventures, LLC and the Company. (6)
10.4(b)	Notice of Election to Extend Term of Lease by and between the Company and Crest Development LLC (formerly Freeway Ventures LLC) dated July 29, 2010.(4)
10.4(c)	One Amendment to Lease by and between the Company and Crest Development LLC entered into as of May 23, 2013. (8)
10.4(d)	Second Amendment to Lease by and between the Company and Crest Development LLC Entered into as of May 1, 2016*
10.5	Stock Purchase Agreement by and among the Company, Words+, Inc., and Prentke Romich Company dated November 15, 2011. (7)
10.6	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 28, 2014. (12) (†)
10.7	Employment Agreement by and between the Company and Thaddeus H Grasela Jr. dated as of September 2, 2014. (12) (†)
10.8	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 9, 2015. (9) (†)
10.9	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 8, 2016. (15) (†)
10.10	Form of Indemnification Agreement. (16)
21.1	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
31.v1	Section 302 – Certification of the Principal Executive Officer*
31.v2	Section 302 – Certification of the Principal Financial Officer*
32.v1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer**
101v.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-KSB for the fiscal year ended August 31, 1997.
(3)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2009.
(4)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(5)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2011.
(6)	Incorporated by reference to an exhibit to the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.
(7)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed November 16, 2011.
(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2013.
(9)	Incorporated by reference to an exhibit to the Company’s Form 10-K filed November 18, 2013.
(10)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed April 9, 2014.
(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 19, 2014.
(12)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed September 4, 2014.
(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed July 15, 2015.
(15)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 11, 2016.
(16).	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 10, 2016

(c)       Financial Statement Schedule.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2016

SIMULATIONS PLUS, INC.

By:	/s/ John R. Kneisel
John R. Kneisel Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Walter S. Woltosz Walter S. Woltosz	Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
November 14, 2016

/s/ Dr. Thaddeus H. Grasela Thaddeus H. Grasela	President and Director of the Company
November 14, 2016

/s/ Dr. David Z. D’Argenio Dr. David Z. D’Argenio	Director
November 14, 2016

/s/ Dr. David L. Ralph Dr. David L. Ralph	Director
November 14, 2016

/s/ Dr. John K. Paglia John K. Paglia	Director
November 14, 2016

/s/ John R. Kneisel John R. Kneisel	Chief Financial Officer of the Company (Principal financial officer and principal accounting officer)
November 14, 2016

SIMULATIONS PLUS, INC. & SUBSIDIARY

CONTENTS

August 31, 2016 and 2015

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Simulations Plus, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Simulations Plus, Inc. (a California corporation) and subsidiary (the “Company”) as of August 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simulations Plus, Inc. and subsidiary at August 31, 2016 and 2015, and the consolidated results of their income and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simulations Plus, Inc. and subsidiary’s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 14, 2016 expressed an adverse opinion thereon.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

November 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Simulations Plus, Inc.

We have audited Simulations Plus, Inc. and subsidiary’s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO Criteria”). Simulations Plus, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

-	Ineffective information technology (IT) controls

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated November 14, 2016, on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Simulations Plus, Inc. and Subsidiary has not maintained effective internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, and cash flows of Simulations Plus, Inc. and Subsidiary, and our report dated November 14, 2016, expressed an unqualified opinion.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

November 14, 2016

SIMULATIONS PLUS, INC.

CONSOLIDATED BALANCE SHEETS

As of August 31

ASSETS
	2016	2015
Current assets
Cash and cash equivalents	$8,030,284	$8,551,275
Accounts receivable, net of allowance for doubtful accounts of $0	3,009,517	1,593,707
Revenues in excess of billings	694,131	795,125
Prepaid income taxes	555,486	–
Prepaid expenses and other current assets	410,811	381,718
Deferred income taxes	228,713	210,972
Total current assets	12,928,942	11,532,797
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $8,613,487 and $7,632,421	4,013,127	3,798,339
Property and equipment, net (note 4)	256,381	413,510
Intellectual property, net of accumulated amortization of $1,408,750 and $801,250	4,666,250	5,273,750
Other intangible assets net of accumulated amortization of $295,000 and $147,500	1,355,000	1,502,500
Goodwill	4,789,248	4,789,248
Other assets	34,082	34,082
Total assets	$28,043,030	$27,344,226

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$108,111	$209,407
Accrued payroll and other expenses	481,610	429,580
Accrued bonuses to officers	121,000	121,000
Income taxes payable	–	43,602
Other current liabilities	8,274	19,859
Current portion - Contracts payable (note 5)	1,000,000	2,604,404
Billings in excess of revenues	230,100	106,534
Deferred revenue	176,422	78,945
Total current liabilities	2,125,517	3,613,331

Long-term liabilities
Deferred income taxes	3,184,919	3,190,419
Payments due under Contracts payable (note 5)	–	1,000,000
Other long-term liabilities	–	8,274
Total liabilities	$5,310,436	$7,812,024

Commitments and contingencies (note 6)

Shareholders' equity (note 7)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 17,225,478 and 16,943,001 shares issued and outstanding	7,227	5,414
Additional paid-in capital	11,376,007	9,714,290
Retained earnings	11,349,360	9,812,498
Total shareholders' equity	$22,732,594	$19,532,202

Total liabilities and shareholders' equity	$28,043,030	$27,344,226

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended August 31,

	2016	2015

Net Revenues	$19,972,079	$18,314,248
Cost of revenues	4,601,513	4,392,477
Gross margin	15,370,566	13,921,771
Operating expenses
Selling, general, and administrative	6,693,691	6,736,767
Research and development	1,445,069	1,328,476
Total operating expenses	8,138,760	8,065,243

Income from operations	7,231,806	5,856,528

Other income (expense)
Interest income	18,014	17,935
Gain(loss) on currency exchange	(13,428)	(181,534)
Total other income (expense)	4,586	(163,599)
Income from operations before provision for income taxes	7,236,392	5,692,929
Provision for income taxes	(2,286,256)	(1,849,968)
Net Income	$4,950,136	$3,842,961

Earnings per share
Basic	$0.29	$0.23
Diluted	$0.29	$0.23

Weighted-average common shares outstanding
Basic	17,028,566	16,864,670
Diluted	17,209,506	17,032,158

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended August 31, 2016 and 2015

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, August 31, 2014	16,349,955	$4,821	$6,085,427	$9,345,103	$15,435,351

Exercise of stock options	101,887	102	56,941	–	57,043

Stock-based Compensation	–	–	295,243	–	295,243

Issuance of stock-Cognigen Acquisition	491,159	491	3,276,679	–	3,277,170

Declaration of Dividend	–	–	–	(3,375,566)	(3,375,566)

Net income	–	–	–	3,842,961	3,842,961

Beginning balance August 31, 2015	16,943,001	$5,414	$9,714,290	$9,812,498	$19,532,202

Exercise of stock options	112,463	113	181,936	–	182,049

Stock-based Compensation	–	–	347,077	–	347,077

Issuance of stock-Cognigen Acquisition	170,014	1,700	1,132,704	–	1,134,404

Declaration of Dividend	–	–	–	(3,413,274)	(3,413,274)

Net income	–	–	–	4,950,136	4,950,136

Balance, August 31, 2016	17,225,478	$7,227	$11,376,007	$11,349,360	$22,732,594

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31,

	2016	2015
Cash flows from operating activities
Net income	$4,950,136	$3,842,961
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	196,250	211,454
Amortization of capitalized computer software development costs	981,066	1,023,139
Amortization of Intellectual Property	755,000	755,000
Stock-based compensation	347,077	295,243
Deferred income taxes	(23,241)	55,919
(Increase) decrease in
Accounts receivable	(1,415,810)	1,048,969
Revenues in excess of billings	100,994	(238,502)
Prepaid income taxes	(555,486)	748,359
Prepaid expenses and other assets	(29,093)	(104,836)
Increase (decrease) in
Accounts payable	(101,296)	19,443
Accrued payroll and other expenses	52,030	(355,567)
Accrued bonus	–	1,000
Billings in excess of revenues	123,566	(239,906)
Accrued income taxes	(43,602)	43,602
Other liabilities	(19,859)	(19,860)
Deferred revenue	97,477	48,573
Net cash provided by operating activities	5,415,209	7,134,991

Cash flows from investing activities
Purchases of property and equipment	(39,121)	(71,369)
Cash used to purchase Cognigen	(720,000)	(2,080,000)
Cash received in acquisition	–	190,184
Capitalized computer software development costs	(1,195,854)	(1,168,937)
Net cash (used in) investing activities	(1,954,975)	(3,130,122)

Cash flows from financing activities
Payment of Dividends	(3,413,274)	(3,375,566)
Payments on Contracts Payable	(750,000)	(750,000)
Proceeds from the exercise of stock options	182,049	57,043
Net cash (used in) financing activities of continuing operations	(3,981,225)	(4,068,523)

Net increase (decrease) in cash and cash equivalents	(520,991)	(63,654)
Cash and cash equivalents, beginning of year	8,551,275	8,614,929
Cash and cash equivalents, end of period	$8,030,284	$8,551,275

Supplemental disclosures of cash flow information
Income taxes paid	$2,908,587	$961,907

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Cognigen Corporation	$1,134,404	$3,277,170
Creation of contract liability for acquisition of Cognigen Corporation	$–	$1,854,404

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years. Amortization of software development costs amounted to $981,066 and $1,023,139 for the years ended August 31, 2016 and 2015, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

August 31, 2016 and 2015

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2016, the Company determined that it has two reporting units, Simulations Plus and Cognigen Corporation. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of August 31, 2016, the entire balance of goodwill was attributed to the Company's Cognigen Corporation reporting unit. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during the periods ended August 31, 2016 and 2015.

Reconciliation of Goodwill for the period ended August 31, 2016:

Balance, August 31, 2014	$–
Addition	4,789,248
Impairments	–
Balance, August 31, 2015	$4,789,248
Addition	–
Impairments	–
Balance, August 31, 2016	$4,789,248

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

Other Intangible Assets

The following table summarizes other intangible assets as of August 31, 2016:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$275,000	$825,000
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete	Straight line 5 years	50,000	20,000	30,000
		$1,650,000	$295,000	$1,355,000

Amortization expense for the year ended August 31, 2016 and 2015 was $147,500.

Future amortization for the next five years is as follows:

Year ending August 31,	Amount
2017	147,500
2018	147,500
2019	147,500
2020	137,500
2021	137,500

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

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, and accrued bonuses to officers the carrying amounts are approximate fair value due to their short-term nature.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2016 and 2015 were approximately $131,783 and $38,000, respectively.

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the fiscal years ended August 31, 2016 and 2015 was $7,500. Accumulated amortization as of August 31, 2016 and 2015 was $33,750 and $26,250, respectively.

On May 15, 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization for the year ended August 31, 2016 and 2015 was $600,000. Accumulated amortization as of August 31, 2016 and 2015 was $1,375,000 and $775,000, respectively. (See Note 5)

Total amortization expense for intellectual property agreements for the years ended August 31, 2016 and 2015 was $607,500. Accumulated amortization as of August 31, 2016 and 2015 was $1,408,750 and $801,250, respectively.

Future amortization for the next five years is as follows:

Year ending August 31,	TSRL	Enslien	Total
2017	$ 600,000	$ 7,500	$ 607,500
2018	$ 600,000	$ 7,500	$ 607,500
2019	$ 600,000	$ 7,500	$ 607,500
2020	$ 600,000	$ 7,500	$ 607,500
2021	$ 600,000	$ 7,500	$ 607,500

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

Earnings per Share

The Company reports earnings per share in accordance with FASB ACS 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2016 and 2015 were as follows:

	2016	2015
Numerator
Net income attributable to common shareholders	$4,950,136	$3,842,961

Denominator
Weighted-average number of common shares outstanding during the year	17,028,566	16,864,670
Dilutive effect of stock options	180,940	167,488

Common stock and common stock equivalents used for diluted earnings per share	17,209,506	17,032,158

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $347,077 and $295,243 for the fiscal years ended August 31, 2016 and 2015, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the years ended August 31, 2016 and 2015.

Recently Issued Accounting Standards

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

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

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

NOTE 3 – CONTRACTS IN PROGRESS

Cost, estimated earnings, and billings on uncompleted contracts are summarized as follows as of August 31, 2016 and 2015:

	2016	2015
Revenues earned to date on uncompleted contract	$2,557,507	$3,155,123
Billings to date on uncompleted contracts	(2,093,476)	(2,466,532)
	$464,031	$688,591

Contracts in progress are included in the accompanying balance sheets under the following captions:

	2016	2015
Revenues in excess of billings	$694,131	$795,125
Billings in excess of revenues	(230,100)	(106,534)
	$464,031	$688,591

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2016 and 2015 consisted of the following:

	2016	2015
Equipment	$487,458	$460,626
Computer equipment	125,385	123,235
Furniture and fixtures	200,595	190,456
Leasehold improvements	103,599	103,599
	917,037	877,916
Less accumulated depreciation and amortization	660,656	464,406
Total	$256,381	$413,510

Depreciation expense was $196,250 and $211,454 for the years ended August 31, 2016 and 2015, respectively.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

NOTE 5: CONTRACTS PAYABLE

TSRL

Pursuant to the termination and non-assertion agreement with TSRL (See note 2), the Company will pay TSRL $2,500,000 over a three-year period. The remaining payment of $1,000,000 will be made in April 2017.

Cognigen Acquisition Liability-Related Party

On September 2, 2014, the Company acquired Cognigen Corporation (See note 13). As part of the consideration the Company agreed that within three business days following the two year anniversary of July 23, 2014 (the date of the Merger Agreement) and subject to any offsets, the Company will pay the former shareholders of Cognigen a total of $1,854,404, comprised of $720,000 of cash and the issuance of 170,014 shares of stock. The former shareholders of Cognigen are currently employed by the consolidated Company, one of whom serves as the President of Simulations Plus, Inc. and Cognigen. In July 2016 the final payment was made and the shares were issued.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 13,500 square feet of space in Lancaster, California. The original lease had a five-year term with two, three-year options to extend. The initial five-year term expired in February 2011, and we extended the lease to February 2, 2014. In June 2013, the lease was amended to extend the term to February 2, 2017. The amended lease also provides for an annual base rent increase of 3% per year and two, two-year options to extend. In May 2016 the company exercised the two, two-year options extending the term of the lease through February 2, 2021 at a fixed rate of $25,000 per month. The new extension agreement allowed the company with 90 days notice to opt out of the remaining lease in the last two years of the term upon payment of a recapture payment equal to the 3% base payment increase that would have been due under the original agreement.

Our subsidiary leases approximately 12,225 square feet of space in Buffalo, New York. The initial five-year term expires in October 2018; the lease allows for a three year option to extend to October 2021. The current base rent is $15,638 per month.

Rent expense, including common area maintenance fees for the years ended August 31, 2016 and 2015 was $491,800 and $488,888, respectively.

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2016 were as follows:

Years Ending August 31,
2017	$487,654
2018	498,654
2019	331,276
2020	300,000
2021	126,786
$1,744,370

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

Employment Agreement

Effective September 1, 2014, the Company entered into a new Employment Agreement with Walter S. Woltosz to serve as Chief Executive Officer of the Company (the “Woltosz Employment Agreement”). The Woltosz Employment Agreement has a one-year term. Under the terms of the Woltosz Employment Agreement, Mr. Woltosz is required to devote a minimum of 60% of his productive time to the position of Chief Executive Officer of the Company. He will receive annual compensation of $180,000, be eligible to receive up to 12,000 Company stock options under the 2007 Simulations Plus, Inc. Stock Option Plan, as determined by the Company’s Board of Directors, and shall be paid an annual performance bonus of up to 5% of the Company’s net income before taxes, not to exceed $36,000. A copy of the Woltosz Employment Agreement was filed as an attachment to the 8-K filed with the Securities and Exchange Commission on September 4, 2014. On July 9, 2015, the Company renewed this employment agreement for another year at the same terms as the September 2014 agreement. A copy of the agreement was filed as an attachment to the 8-K filed with the Securities and Exchange Commission on July 15, 2015. On August 8, 2016 the Company renewed this employment agreement for another year at the same terms as the September 2014 agreement. A copy of the agreement was filed as an attachment to the 8-K filed with the Securities and Exchange Commission on August 11, 2016.

On September 2, 2014, Thaddeus H. Grasela, Jr., Ph.D., was appointed President of the Company and its wholly-owned subsidiary Cognigen, and the Company and Cognigen have entered into an Employment Agreement with Dr. Grasela (the “Grasela Employment Agreement”) which has a three-year term. Pursuant to the Grasela Employment Agreement, Dr. Grasela will receive an annual base salary of $250,000, will be eligible to receive Company stock options under the 2007 Simulations Plus, Inc. Stock Option Plan, as determined by the Company’s Board of Directors, and will be eligible to receive an annual performance bonus in an amount not to exceed 10% of salary to be determined by the Compensation Committee of the Company’s Board of Directors. On September, 2016 and 2015 the Compensation Committee awarded a $25,000 performance bonuses, this expense was accrued as an expense as of August 31, 2016 and 2015.

License Agreement

The Company executed a royalty agreement with Accelrys, Inc. (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the company now operates under the name Biovia. Under this agreement for the year ended August 31, 2016 and 2015 we incurred royalty expense of $119,620 and $77,307, respectively.

Litigation

Except as described below, we are not a party to any legal proceedings and are not aware of any pending legal proceedings of any kind.

In June 2014, the Company was served with a complaint in a civil action entitled Sherri Winslow v. Incredible Adventures, Inc., et al. (Los Angeles Superior Court Case No. BC545789) alleging wrongful death and seeking unspecified damages arising out of a May 18, 2012 plane crash in the State of Nevada. The Company’s Chief Executive Officer owns the subject aircraft and is also a named defendant. The complaint alleged that the Company was the owner of the subject aircraft. The Company denies all material allegations against it, including that it owns or has ever owned any interest in the subject aircraft. On November 25, 2014, the plaintiff and the Company signed a stipulation of dismissal pursuant to which the plaintiff agreed to dismiss the Company without prejudice. If the plaintiff does not discover evidence during a nine month period to and including August 31, 2015 that justifies bringing the Company back into the litigation, the Company will prepare a dismissal with prejudice to be signed on behalf of the plaintiff. The Company did not receive any notification and is in the process of further discussion with the Plaintiffs’ regarding final dismissal with prejudice.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

NOTE 7 - SHAREHOLDERS' EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal year 2016 and 2015. The details of dividend paid are in the following tables:

FY2015

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/7/2014	11/14/2014	16,841,114	$0.05	$842,056
1/26/2015	2/2/2015	16,852,117	$0.05	$842,606
5/11/2015	5/18/2015	16,875,117	$0.05	$843,754
7/23/2015	7/30/2015	16,943,001	$0.05	$847,150
Total				$3,375,566

FY2016

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/09/2015	11/16/2015	16,996,001	$0.05	$849,800
1/29/2016	02/05/2016	17,018,001	$0.05	$850,900
5/02/2016	5/09/2016	17,029,501	$0.05	$851,475
8/11/2016	8/18/2016	17,221,978	$0.05	$861,099
Total				$3,413,274

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

Incentive Stock Options (“ISOs”)

As of August 31, 2016, employees hold ISOs to purchase in the aggregate 894,750 shares of the Company’s common stock at exercise prices ranging from $1.00 to $9.82 per share.

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

Transactions in FY15 (ISOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2014	798,500	$4.59	6.27
Granted	37,000	$6.99
Exercised	(95,384)	$2.49
Canceled/Forfeited	(119,116)	$4.86
Outstanding, August 31, 2015	621,000	$5.01	6.01
Vested and Exercisable, August 31, 2015	265,700	$2.81	4.40
Vested and Expected to Vest, August 31, 2015	576,952	$4.87	6.32

Transactions in FY16 (ISOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2015	621,000	$5.01	6.01
Granted	412,100	$9.71
Exercised	(100,863)	$1.45
Canceled/Forfeited	(27,487)	$7.66
Expired	(10,000)	$1.13
Outstanding, August 31, 2016	894,750	$7.54	7.72
Vested and Exercisable, August 31, 2016	253,380	$4.85	5.26
Vested and Expected to Vest, August 31, 2016	812,458	$7.40	7.58

Non-Qualified Stock Options (“NQSOs”)

As of August 31, 2016, the outside members of the Company’s Board of Directors hold NQSOs to purchase in the aggregate 52,750 shares of the Company’s common stock at exercise prices ranging from $1.78 to $8.62 per share.

Transactions in FY15 (NQSOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2014	56,600	$4.82	7.96
Granted	13,750	$6.75
Exercised	(6,503)	$3.28
Cancelled/Forfeited	(14,497)	$4.97
Outstanding, August 31, 2015	49,350	$5.52	7.75
Exercisable, August 31, 2015	27,200	$4.70	6.31

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

Transactions in FY16 (NQSOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2015	49,350	$5.52	7.75
Granted	15,000	$8.62
Exercised	(11,600)	$3.33
Cancelled/Forfeited	(0)	$–
Outstanding, August 31, 2016	52,750	$6.88	8.07
Exercisable, August 31, 2016	26,500	$5.95	6.70

The fair value of the options, including both ISOs and NQSOs, granted during fiscal year 2016 is estimated at $1,189,730. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.32%, pre-vest forfeiture rate of 6.31%, expected volatility of 34.22%, risk-free interest rate of 1.42%, and expected life of 6.80 years. The total fair value of non-vested stock options as of August 31, 2016 was $1,366,269 and is amortizable over a weighted average period of 7.58 years.

The fair value of the options, including both ISOs and NQSOs, granted during fiscal year 2015 was estimated at $113,435. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.03%, pre-vest forfeiture rate of 6.20%, expected volatility of 47.13%, risk-free interest rate of 2.09%, and expected life of 6.89 years.

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

Intrinsic Value of options outstanding and options exercisable

	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
FY15	$1,182,797	$1,109,489	$396,485
FY16	$1,500,659	$1,025,718	$853,423

The weighted-average remaining contractual life of options outstanding issued under the 1996 and 2007 Plan was 7.74 years at August 31, 2016. The exercise prices for the options outstanding at August 31, 2016 ranged from $1.00 to $9.82 per share, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$ 1.50	67,000	3.0 years	$ 1.00	67,000	3.0 years	$1.03
$1.51	$ 3.00	–	–	–	–	–	–-
$3.01	$ 4.50	20,000	1.9 years	$ 3.16	20,000	1.9 years	$3.16
$4.51	$ 6.00	74,000	2.7 years	$ 5.48	44,000	2.9 years	$5.38
$6.01	$ 7.50	367,200	8.0 years	$ 6.85	148,880	7.9 years	$6.85
$7.51	$ 9.00	15,000	10.0 years	$ 8.62	0
$9.01	$ 9.82	404,300	9.5 years	$ 9.71	0
		947,500			279,880

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

NOTE 8 - INCOME TAXES

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

The components of the income tax provision for fiscal year 2016 and 2015 were as follows:

	2016	2015
Current
Federal	$2,118,229	$1,482,798
State	171,840	236,152
Foreign	19,428	75,099
	2,309,497	1,794,049
Deferred
Federal	22,936	(15,036)
State	(46,177)	70,955
	(23,241)	55,919

Total	$2,286,256	$1,849,968

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for fiscal year 2016 and 2015:

	2016	2015
Income tax computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	3.4	5.0
Meals & Entertainment	0.1	0.1
Stock Based Compensation	1.3	0.3
Other permanent differences	(0.6)	(0.5)
Research and development credit	(6.3)	(6.9)
Change in prior year estimated taxes	(0.3)	0.5
Total	31.6%	32.5%

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

Significant components of the Company's deferred tax assets and liabilities for income taxes for the fiscal years ended August 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets
Accrued payroll and other expenses	$108,769	$97,625
Deferred revenue	71,009	43,703
Capitalized merger costs	292,693	299,965
Intellectual property	21,205	24,221
Research and development credit	54,427	90,365
State taxes	58,426	78,089
State Tax Deferred	160,391	175,044
Total deferred tax assets	766,920	809,012
Less: Valuation allowance	–	–
	766,920	809,012
Deferred tax liabilities
Property and equipment	(93,900)	(159,980)
State Tax Deferred	(9,491)	(8,445)
Intellectual Property	(2,004,451)	(2,053,220)
Capitalized computer software development costs	(1,615,284)	(1,566,815)
Total deferred tax liabilities	(3,723,126)	(3,788,460)

Net deferred tax liabilities	$(2,956,206)	$(2,979,447)

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $ -0- and $-0- for fiscal year 2016 and 2015, respectively. We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal year 2012 thru 2013 and 2015 are open for audit, and our state tax returns for fiscal year 2011 through 2015 remain open for audit. In addition our California tax return for the fiscal year 2007 and fiscal year 2008 remains open with regard to R&D tax credits as a result of a previous audit for which we received a letter from the California Franchise Tax Board stating that an audit will not be conducted for those years at this time; however it may be subject to future audit. In 2015 the Company was informed that the IRS was auditing the Company’s tax return for 2014. This audit was completed during FY2016; there were no changes as a result of the audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

NOTE 9 – CONCENTRATIONS AND UNCERTAINTIES

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

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

Revenue concentration shows that international sales accounted for 38% and 37% of net sales for fiscal year 2016 and 2015, respectively. Three customers accounted for 10% (a dealer account in Japan representing various customers), 7% and 6% of net sales for fiscal year 2016. Three customers accounted for 10% (a dealer account in Japan representing various customers), 8% and 6% of net sales for fiscal year 2015.

Accounts receivable concentration shows that three customers comprised 16% (a dealer account in Japan representing various customers), 10%, and 10% of accounts receivable at August 31, 2016, and three customers comprised 12% (a dealer account in Asia representing various customer), 11% (a dealer account in Japan representing various customers), and 11% of accounts receivable at August 31, 2015.

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

NOTE 10: SEGMENT AND Geographic Reporting

We account for segments and geographic revenues in accordance with guidance issued by the FASB. Our reportable segments are strategic business units that offer different products and services.

Results for each segment and consolidated results are as follows years ended August 31, 2016 and 2015 (in thousands, because of rounding, numbers may not foot):

Year ended August 31, 2015
	Simulations Plus, Inc.	Cognigen Corporation	Eliminations	Total
Net Revenues	$13,086	$5,228		$18,314
Income (loss) from operations before income taxes	$4,816	$1,041		$5,857
Total assets	$25,549	$9,033	$(7,238)	$27,344
Capital expenditures	$23	$14		$37
Capitalized software costs	$1,019	$151		$1,170
Depreciation and Amortization	$1,633	$357		$1,990

Year ended August 31, 2016
	Simulations Plus, Inc.	Cognigen Corporation	Eliminations	Total
Net Revenues	$14,417	5,554		$19,972
Income (loss) from operations before income taxes	$6,330	$901		$7,231
Total assets	$26,306	$8,975	$(7,238)	$28,043
Capital expenditures	$6	$32		$38
Capitalized software costs	$1,017	$178		$1,195
Depreciation and Amortization	$1,556	$375		$1,931

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the years ended August 31, 2016 and 2015 were as follows (in thousands, because of rounding, numbers may not foot):

Year ended August 31, 2015

	North America	Europe	Asia	South America	Total

Simulations Plus, Inc.	$6,261	$3,629	$3,153	$43	$13,086
Cognigen Corporation	5,228	–	–	–	5,228
Total	$11,489	$3,629	$3,153	$43	$18,314

Year ended August 31, 2016

	North America	Europe	Asia	South America	Total

Simulations Plus, Inc.	$6,830	$4,022	$3,564	$2	$14,418
Cognigen Corporation	5,554	–	–	–	5,554
Total	$12,384	$4,022	$3,564	$2	$19,972

NOTE 11 – RELATED PARTY TRANSACTIONS

During fiscal year 2016 and 2015, included in bonus expenses to officers was $121,000, of which $60,000 was accrued bonus representing 5% of the Company’s net income before bonuses and taxes, not exceeding $60,000, paid to the Corporate Secretary, Virginia Woltosz, as an annual bonus as part of the terms of the original sale of Words+ to the Company in 1996. In addition, $36,000 was accrued under the employment agreement with Walter Woltosz, the Company’s Chief Executive Officer, and another $25,000 was expensed as a fiscal year 2014 performance bonus for Thaddeus Grasela the Company’s President. These bonuses were accrued as of August 31, 2016 and 2015, and paid in the month following the fiscal close.

On September 2, 2014 the Company acquired Cognigen Corporation. The Company incurred a liability of $1,854,404 due to the former shareholders of Cognigen Corporation who are currently employees and shareholders of the Consolidated Company. (See note 5). This liability was settled in July 2016 with a cash payment of $720,000 and the balance of $1,134,404 stock issuance.

NOTE 12 - EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the total employee compensation. We can also elect to make a profit-sharing contribution. We contributed $219,756 and $237,300 for fiscal year 2016 and 2015, respectively.

NOTE 13 - ACQUISITION/MERGER WITH COGNIGEN CORPORATION

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

SIMULATIONS PLUS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

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

NOTE 14 - SUBSEQUENT EVENTS

Dividend Declared

On October 31, 2016, our Board of Directors declared a quarterly cash dividend of $0.05 per share to our shareholders. The dividend will be distributed on Thursday, November 17, 2016, for shareholders of record as of Thursday, November 10, 2016.

