Form 10-Q
period 2017-02-28
SIMULATIONS PLUS INC
filed 2017-04-10
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended February 28, 2017
OR
☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

☐ Large accelerated filer	☒Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 10, 2017 was 17,240,626; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended February 28, 2017

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 28,	August 31,
ASSETS
	2017	2016
Current assets
Cash and cash equivalents	$7,426,811	$8,030,284
Accounts receivable, net of allowance for doubtful accounts of $0	4,668,219	3,009,517
Revenues in excess of billings	1,223,520	694,131
Prepaid income taxes	374,405	555,486
Prepaid expenses and other current assets	296,394	410,811
Total current assets	13,989,349	12,700,229
Long-term assets

Capitalized computer software development costs,net of accumulated amortization of $9,187,363 and $8,613,487	4,023,627	4,013,127
Property and equipment, net (note 3)	280,631	256,381
Intellectual property, net of accumulated amortization of $1,712,500 and $1,408,750	4,362,500	4,666,250
Other intangible assets net of accumulated amortization of $368,750 and $295,000	1,281,250	1,355,000
Goodwill	4,789,248	4,789,248
Other assets	34,082	34,082
Total assets	$28,760,687	$27,814,317

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$221,355	$108,111
Accrued payroll and other expenses	538,575	481,610
Accrued bonuses to officers	30,500	121,000
Other current liabilities	–	8,274
Current portion - Contracts payable (note 4)	1,000,000	1,000,000
Billings in excess of revenues	155,073	230,100
Deferred revenue	194,938	176,422
Total current liabilities	2,140,441	2,125,517

Long-term liabilities
Deferred income taxes	2,755,636	2,956,206
Total liabilities	$4,896,077	$5,081,723

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 17,230,478 and 17,225,478 shares issued and outstanding	7,241	7,227
Additional paid-in capital	11,673,696	11,376,007
Retained earnings	12,183,673	11,349,360
Total shareholders' equity	$23,864,610	$22,732,594

Total liabilities and shareholders' equity	$28,760,687	$27,814,317

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2017 and February 29, 2016

	Three months ended		Six months ended
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016

Net Revenues	$5,705,590	$5,163,726	$11,123,525	$10,002,346
Cost of revenues	1,553,952	1,263,741	2,889,935	2,347,088
Gross margin	4,151,638	3,899,985	8,233,590	7,655,258
Operating expenses
Selling, general, and administrative	1,948,136	1,722,844	3,811,692	3,399,278
Research and development	408,536	461,389	698,836	812,696
Total operating expenses	2,356,672	2,184,233	4,510,528	4,211,974

Income from operations	1,794,966	1,715,752	3,723,062	3,443,284

Other income (expense)
Interest income	4,429	4,486	8,886	8,953
Gain (loss) on currency exchange	(14,441)	(28,330)	20,486	(43,224)
Total other income (expense)	(10,012)	(23,844)	29,372	(34,271)

Income before provision for income taxes	1,784,954	1,691,908	3,752,434	3,409,013
Provision for income taxes	(589,194)	(546,559)	(1,195,109)	(1,157,191)
Net Income	$1,195,760	$1,145,349	$2,557,325	$2,251,822

Earnings per share
Basic	$0.07	$0.07	$0.15	$0.13
Diluted	$0.07	$0.07	$0.15	$0.13

Weighted-average common shares outstanding
Basic	17,233,017	17,005,649	17,229,586	16,985,869
Diluted	17,438,508	17,268,144	17,421,457	17,230,099

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2017 and February 29, 2016

	(Unaudited)
	2017	2016
Cash flows from operating activities
Net income	$2,557,325	$2,251,822
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	81,573	98,992
Amortization of customer relationships	–	–
Amortization of capitalized computer software development costs	573,876	494,537
Amortization of Intellectual Property	377,500	377,500
Stock-based compensation	212,486	120,249
Deferred income taxes	(200,570)	(162,928)
(Increase) decrease in
Accounts receivable	(1,658,702)	(2,214,374)
Revenues in excess of billings	(529,389)	(61,433)
Prepaid income taxes	181,081	(240,116)
Prepaid expenses and other assets	114,417	72,566
Increase (decrease) in
Accounts payable	113,244	(83,329)
Accrued payroll and other expenses	56,965	11,508
Accrued bonus	(90,500)	(60,500)
Billings in excess of revenues	(75,027)	65,763
Accrued income taxes	0	(43,602)
Other liabilities	(8,274)	(9,929)
Deferred revenue	18,516	35,686
Net cash provided by operating activities	1,724,521	652,412

Cash flows used in investing activities
Purchases of property and equipment	(105,823)	(2,501)
Capitalized computer software development costs	(584,376)	(545,223)
Net cash used in investing activities	(690,199)	(547,724)

Cash flows used in financing activities
Payment of dividends	(1,723,012)	(1,700,700)
Payments on Contracts Payable	–	–
Proceeds from the exercise of stock options	85,217	107,730
Net cash used in financing activities	(1,637,795)	(1,592,970)

Net increase (decrease) in cash and cash equivalents	(603,473)	(1,488,282)
Cash and cash equivalents, beginning of year	8,030,284	8,551,275
Cash and cash equivalents, end of period	$7,426,811	$7,062,993

Supplemental disclosures of cash flow information
Income taxes paid	$1,204,500	$1,596,000

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017 and February 29, 2016

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended February 28, 2017, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on November 14, 2016. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest MedChem Designer™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $289,659 and $247,269 for the three months ended February 28, 2017 and February 29, 2016, respectively and $573,876 and $494,537 for the six months ended February 28, 2017 and February 29, 2016, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended February 28, 2017 and 2016 was $1,875, and was $3,750 for each of the six-month periods ended February 28, 2017 and February 29, 2016. Accumulated amortization as of February 28, 2017 and August 31, 2016 was $37,500 and $33,750, respectively.

On May 15, 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended February 28, 2017 and February 29, 2016 was $150,000 and was $300,000 for each of the six-month periods ended February 28, 2017 and February 29, 2016. Accumulated amortization as of February 28, 2017 and August 31, 2016 was $1,675,000 and $1,375,000, respectively.

Total amortization expense for intellectual property agreements for the three months ended February 28, 2017 and February 29, 2016 was $151,875, and total amortization expense for the six months ended February 28, 2017 and February 29, 2016 was $303,750. Accumulated amortization as of February 28, 2017 was $1,712,500 and $1,408,750 as of August 31, 2016.

Intangible assets

The Company acquired certain intangible assets as part of the acquisition of Cognigen Corporation on September 2, 2014. The following table summarizes those intangible assets as of February 28, 2017:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$343,750	$756,250
Trade Name-Cognigen	None	500,000	–	500,000
Covenants not to compete	Straight line 5 years	50,000	25,000	25,000
		$1,650,000	$368,750	$1,281,250

Amortization expense for each of the three-and six-month periods ended February 28, 2017 and February 29, 2016 was $36,875 and $73,750, respectively. According to policy in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and six months ended February 28, 2017 and February 29, 2016 were as follows:

	Three months ended		Six months ended
	2/28/2017	2/29/2016	2/28/2017	2/29/2016
Numerator: Net income attributable to common shareholders	$1,195,760	$1,145,349	$2,557,325	$2,251,822

Denominator: Weighted-average number of common shares outstanding during the period	17,233,017	17,005,649	17,229,586	16,985,869
Dilutive effect of stock options	205,491	262,495	191,871	244,230
Common stock and common stock equivalents used for diluted earnings per share	17,438,508	17,268,144	17,421,457	17,230,099

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $116,626 and $56,287 for the three months ended February 28, 2017 and February 29, 2016 respectively and $212,486 and $120,249 for the six months ended February 28, 2017 and February 29, 2016, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General, and Administration (SG&A), and Research and Development expense.

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

NOTE 3: Property and Equipment

Property and equipment as of February 28, 2017 consisted of the following:

Equipment	$567,856
Computer equipment	226,020
Furniture and fixtures	125,385
Leasehold improvements	103,599
Sub total	1,022,860
Less: Accumulated depreciation and amortization	(742,229)
Net Book Value	$280,631

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

License Agreement

The Company executed a royalty agreement with Accelrys, Inc. (“Accelrys”) (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the Company now operates under the name BIOVIA. We incurred royalty expense of $42,024 and $35,288, respectively, and for the three months ended February 28, 2017 and February 29, 2016 respectively and $73,092 and $50,838 for the six months ended February 28, 2017 and February 29, 2016, respectively.

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

NOTE 6: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2017 and 2016. The details of the dividends paid are in the following tables:

FY2017
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/10/2016	11/17/2016	17,226,478	$0.05	$861,324
1/30/2017	2/6/2017	17,233,758	$0.05	861,688
Total				$1,723,012

FY2016
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/09/2015	11/16/2015	16,996,001	$0.05	$849,800
1/29/2016	02/05/2016	17,018,001	$0.05	$850,900
5/02/2016	5/09/2016	17,029,051	$0.05	$851,475
8/11/2016	8/18/2016	17,221,978	$0.05	$861,099
Total				$3,413,274

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

On February 23, 2007, the Board of Directors adopted, and the shareholders approved, the 2007 Stock Option Plan under which a total of 1,000,000 shares of common stock had been reserved for issuance. On February 25, 2014 the shareholders approved an additional 1,000,000 shares increasing the total number of shares that may be granted under the Option Plan to 2,000,000. This plan terminated in February 2017 by its term.

On December 23, 2016 the Board of Directors adopted, and on February 23, 2017 the shareholders approved, the 2017 Equity Incentive Plan under which a total of 1,000,000 shares of common stock has been reserved for issuance. This plan will terminate in December 2026. A copy of the 2017 Equity Incentive Plan is attached to this filing.

Qualified Incentive Stock Options (Qualified ISO)

As of February 28, 2017 employees hold Qualified ISO to purchase 1,286,272 shares of common stock at exercise prices ranging from $1.00 to $10.06.

Transactions in FY17	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2016	894,750	$7.54	7.72
Granted	404,582	$10.05
Exercised	(7,760)	$6.85
Cancelled/Forfeited	(5,300)	$9.44
Outstanding, February 28, 2017	1,286,272	$8.32	8.08
Exercisable, February 28, 2017	366,520	$6.01	5.49

Non-Qualified Stock Options (Non-Qualified ISO)

As of February 28, 2017 the outside members of the Board of Directors and certain employees hold non-qualified options to purchase 47,168 shares of common stock at exercise prices ranging from $4.46 to $10.06.

Transactions in FY17	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2016	52,750	$6.88	8.07
Granted	17,418	$10.05
Exercised	(9,500)	$5.88
Cancelled/Forfeited	(13,500)	$7.43
Outstanding, February 28, 2017	47,168	$8.10	8.86
Exercisable, February 28, 2017	13,000	$5.78	7.16

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 8.11 years at February 28, 2017. The exercise prices for the options outstanding at February 28, 2017 ranged from $1.00 to $10.06, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	67,000	2.10 years	$1.00	67,000	2.10 years	$1.00
$3.01	$4.50	20,000	1.36 years	$3.16	20,000	1.36 years	$3.16
$4.51	$6.00	70,000	1.91 years	$5.52	70,000	1.91 years	$5.52
$6.01	$7.50	344,940	7.54 years	$6.86	140,220	7.55 years	$6.86
$7.51	$9.00	10,000	9.50 years	$8.62	0	–	$–
$9.01	$10.06	821,500	9.51 years	$9.89	82,300	9.04 years	$9.72
		1,333,440	8.11 years	$8.32	379,520	5.54 years	$6.01

NOTE 7: RELATED PARTY TRANSACTIONS

As of February 28, 2017, included in bonus expenses to officers was $30,500, of which $18,000 was an accrued bonus representing an estimated amount of bonus payable to our Chief Executive Officer, Walter Woltosz as part of his current employment agreement, and $12,500 accrued bonus representing as estimated amount of bonus payable to our President, Thaddeus Grasela as part of his current employment agreement.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that international sales accounted for 36% and 42.6% of net sales for the six months ended February 28, 2017, and February 29, 2016, respectively. Four customers accounted for 7% (a dealer account in Japan representing various customers), 6%, 6%, and 6% of sales for the six months ended February 29, 2017. Three customers accounted for 10% (a dealer account in Japan representing various customers), 6%, and 6% of sales for the six months ended February 29, 2016.

Accounts receivable concentrations shows that two customers comprised 9.1% and 8.6% (a dealer account in Japan representing various customers) of accounts receivable at February 28, 2017, compared to two customers comprising 12% (a dealer account in Japan representing various customers) and 11% of accounts receivable at February 29, 2016.

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

Results for each segment and consolidated results are as follows for the three and six months ended February 28, 2017 and February 29, 2016 (in thousands):

Three months ended February 28, 2017
	Lancaster	Buffalo	Eliminations	Total
Net revenues	$4,042	$1,663		$5,705
Income (loss) from operations	1,569	226		1,795
Identifiable assets	26,630	9,369	$(7,238)	28,761
Capital expenditures	4	43		47
Capitalized software costs	319	30		349
Depreciation and amortization	421	96		517

Three months ended February 29, 2016
	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$3,648	$1,516		$5,164
Income (loss) from operations	1,470	246		1,716
Total assets	25,854	9,267	$(7,238)	27,903
Capital expenditures	0	1		1
Capitalized software costs	233	45		278
Depreciation and Amortization	394	90		484

Six months ended February 28, 2017
	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$7,738	$3,386		$11,124
Income (loss) from operations	3,058	665		3,723
Total assets	26,630	9,369	$(7,238)	28,761
Capital expenditures	25	80		105
Capitalized software costs	531	53		584
Depreciation and Amortization	838	195		1,033

Six months ended February 29, 2016
	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$7,058	$2,944		$10,002
Income (loss) from operations	2,894	549		3,443
Total assets	25,854	9,267	$(7,238)	27,903
Capital expenditures	1	1		2
Capitalized software costs	455	90		545
Depreciation and Amortization	789	182		971

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months and six months ended February 28, 2017 and February 29, 2016 were as follows (in thousands):

Three months ended February 28, 2017
	North America	Europe	Asia	South America	Total
Lancaster	$1,755	$1,337	$950	$1	$4,042
Buffalo	1,663	0	0	0	1,663
Total	$3,418	$1,337	$950	$1	$5,705

Three months ended February 29, 2016
	North America	Europe	Asia	South America	Total
Lancaster	$1,331	$1,490	$827	$0	$3,648
Buffalo	1,516	0	0	0	1,516
Total	$2,847	$1,490	$827	$0	$5,164

Six months ended February 28, 2017
	North America	Europe	Asia	South America	Total
Lancaster	$3,728	$2,058	$1,951	$1	$7,738
Buffalo	3,386	–	–	–	3,386
Total	$7,114	$2,058	$1,951	$1	$11,124

Six months ended February 29, 2016
	North America	Europe	Asia	South America	Total
Lancaster	$2,793	$2,404	$1,860	$1	$7,058
Buffalo	2,944	–	–	–	2,944
Total	$5,737	$2,404	$1,860	$1	$10,002

NOTE 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $60,931 and $51,737 for the three months ended February 28, 2017 and February 29, 2016 respectively and $114,890 and $107,075 for the six months ended February 28, 2017 and February 29, 2016 respectively.

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

GastroPlus

Our flagship product, and currently our largest source of revenue, is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently the most widely used software of its type by pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. The FDA currently has 70 GastroPlus licenses.

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

In September 2016 we announced that Simulations Plus had been invited to join the European SimInhale Consortium and had been admitted to this prestigious group focused on advancing the state of the art for simulation of inhaled dosage forms. As one of only two U.S. participants, Simulations Plus is participating in activities designed to advance particle designs for improved deposition and interaction with lung tissue; promote realistic computer simulations of particle aerosolization, delivery, and deposition; promote patient-tailored inhaled medicines; promote integration of device and formulation design; and promote critical assessment of toxicity issues and related risks.

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

We were awarded another RCA by the FDA in September 2015, this one to expand the capabilities of GastroPlus to simulate the dosing of long-acting injectable microspheres. This type of dosage form is usually injected via subcutaneous or intramuscular routes, but can also be used for ocular dosing. Once again, this RCA provides up to $200,000 per year for up to three years. Under this agreement, we are developing simulation models to deal with the very slow dissolution/decomposition of the microsphere carrier material that gradually releases the active drug over periods as long as weeks or months. After a successful first year, the RCA was renewed for the second year in September 2016, and will expire in September 2017 unless further renewed.

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

In April 2017, we released Version 9.5 of GastroPlus after nearly two years of improvements over version 9.0, which was released in April 2015. Version 9.5 is now the largest single upgrade we’ve made to the program. New functionalities that we believe provide the most advanced decision-making tool for preclinical and early clinical trial simulation and modeling analysis available today include:

•	ability to simulate the absorption and distribution of antibody-drug conjugates (ADCs), which are antibodies that are used to carry small drug molecules to the intended target tissue
•	ability to dose via intramuscular injection and an improved model for subcutaneous injection
•	several new physiology models, including Chinese and hepatic impairment populations
•	revamped workflows for building in vitro-in vivo correlations (IVIVCs) and performing virtual bioequivalence trial simulations
•	improved reporting capabilities, making it easier for companies wishing to submit results to regulatory agencies

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

DDDPlus

DDDPlus simulates in vitro (laboratory) experiments that measure the rate of dissolution of a drug and, if desired, the additives (excipients) in a particular dosage form (e.g., powder, tablet, capsule, or injectable solids) under a variety of experimental conditions. This unique software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the disintegration and dissolution rates of various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, and (3) design in vitro dissolution experiments to better mimic in vivo (animal and human) conditions. Version 5.0 of DDDPlus, which added a number of significant enhancements, was released in April 2016. This version added new formulation types (controlled release bilayer tablet, delayed release coated tablet, and immediate release coated beads), expanded formulation specification options, biorelevant solubilities and surfactant effects on dissolution, tablet compression and disintegration models, links with GastroPlus, and updated licensing. Current improvements in development and testing include new capabilities to simulate in vitro dissolution experiments for long-acting injectable microspheres as part of our work under the FDA-funded grant mentioned above.

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

PKPlus™

On August 25, 2016, we announced the release of a new standalone software product called PKPlus, based on the internal PKPlus Module in GastroPlus that has been available since 2000. The PKPlus Module in GastroPlus provides quick and easy fitting of compartmental pharmacokinetic (PK) models as well as noncompartmental analysis (NCA) for intravenous and extravascular (oral, dermal, ocular, pulmonary, etc.) doses; however, the PKPlus Module in GastroPlus was not designed to meet all of the requirements for performing these analyses for Phase 2 and 3 clinical trials, nor to produce report-quality output for regulatory submissions. The new standalone PKPlus program has been developed to provide the full level of functionality needed by pharmaceutical industry scientists to perform the analyses and generate the outputs needed to fully satisfy regulatory agency requirements for both NCA and compartmental PK modeling. After receiving considerable feedback on version 1.0, we are modifying the program to include additional desired features requested by our users and potential users and expect to release the next version during the third fiscal quarter. We believe the potential number of eventual users for PKPlus is in the thousands world-wide and that it has the potential to eventually become one of our leading revenue producers.

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

We released version 8.1 in January 2017. This new release includes:

•	Both 64-bit and 32-bit executables, making it possible to handle larger data sets
•	Optimization of spreadsheet and model-building functions to improve efficiency
•	Model-building in ADMET Modeler has been streamlined and made much more efficient
•	The MedChem Studio™ Module includes combinatorial substituent and scaffold replacement operations
•	New in silico Ames tests have been added to produce reliable confidence predictions and are more broadly applicable
•	ADMET Risk™ scores are now accessible graphically in histograms

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

When used with a license for ADMET Predictor, MedChem Designer becomes a de novo molecule design tool. With it, a researcher can draw one or more molecular structures, then click on the ADMET Predictor icon and have approximately 150 properties for each structure calculated in seconds, including our proprietary ADMET Risk index. Researchers can also click on an icon to generate the likely metabolites of a molecule and then predict all of the properties of those metabolites from ADMET Predictor, including each of their ADMET Risk scores. This is important because a metabolite of a molecule can be therapeutically beneficial (or harmful) even though the parent molecule is not.

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

In the fiscal year ended August 31, 2016 we distributed $0.20 per share in dividends to our shareholders. In November 2016 and February 2017 we distributed a quarterly dividends of $0.05 per share. We anticipate future dividends to be at least $0.05 per share per quarter; however, there can be no assurances that such dividends will be distributed, or if so, whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each quarterly dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended February 28, 2017 and February 29, 2016.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	2/28/17		2/29/16
Net revenues	$5,706	100.0%	$5,164	100.0%
Cost of revenues	1,554	27.2	1,264	24.5
Gross profit	4,152	72.8	3,900	75.5
Selling, general and administrative	1,948	34.1	1,723	33.4
Research and development	409	7.2	461	8.9
Total operating expenses	2,357	41.3	2,184	42.3
Income from operations	1,795	31.5	1,716	33.2
Other income	(10)	(0.2)	(24)	(0.4)
Income from operations before taxes	1,785	31.3	1,692	32.8
(Provision for) income taxes	(589)	(10.3)	(547)	(10.6)
Net income	$1,196	21.0%	$1,145	22.2%

Net Revenues

Consolidated net revenues increased by 10.5% or $542,000 to $5.706 million in the second fiscal quarter of Fiscal Year 2017 (“2QFY17”) from $5.164 million in the second fiscal quarter of Fiscal Year 2016 (“2QFY16”). This net increase was due to a $394,000 increase in revenues generated by our Lancaster Division, representing a 10.8% increase over 2QFY16. We saw an increase of $148,000 or 9.7% in revenues of our Buffalo Division to $1.664 million in 2QFY17 from $1.516 million in 2QFY16. Consolidated software and software-related sales increased $297,000 or 8.4%, while consolidated consulting and analytical study revenues increased $245,000 or 14.9% over 2QFY16.

Cost of Revenues

Consolidated cost of revenues increased by $290,000, or 23.0%, in 2QFY17 to $1.554 million from $1.264 million in 2QFY16. Cost of Revenues as a percentage of revenue increased by 2.76% in 2QFY17 to 27.2% as compared to 24.5% in 2QFY16. $137,000 of the increased costs are allocated labor related to increased studies and contracts, $40,000 of increased costs associated with training programs presented in 2QFY17, increased software amortization of $42,000, and $65,000 of direct contract related expenses.

Gross Profit

Consolidated gross profits increased $252,000 or 6.5%, to $4.152 million in 2QFY17 from $3.900 million in 2QFY16. Our Lancaster Division accounted for a $256,000 increase, which came mainly from increased software license sales and related study revenues, while our Buffalo Division showed a slight decrease of $4,000. Consolidated Gross profit as a percentage of revenues decreased 2.3 to 72.8% in 2QFY17 from 75.5% in 2QFY16.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $225,000, or 13.1%, to $1.948 million in 2QFY17, from $1.723 million in 2QFY16.

The major increases in SG&A expenses this year compared to last year were:

•	Salaries and Wages increased $81,000 – increases in wages over the prior year, higher annual bonuses paid based on increased profit, increased non-cash stock compensation costs, and a higher percentage of allocated G&A labor by scientific staff.
•	Consulting increased $39,000—associated with review of various corporate planning initiatives
•	Professional fees increased $109,000 –this increased second quarter cost is mainly the result of the company’s transition to accelerated filer status and the cost of the Company’s Sarbanes-Oxley internal control related costs as well as additional accounting compliance and legal costs associated with review of proxy, 10K, Equity Incentive Plan and other corporate documents

The major decreases in SG&A expenses this year compared to last year were:

•	Selling expenses decreased by $40,000 mostly as trade shows costs and website redevelopment costs were down over the prior year

Research and Development

Total research and development cost decreased $52,000 in 2QFY17 compared to 2QFY16. In 2QFY17 we incurred approximately $758,000 of research and development costs, of which $350,000 was capitalized and $409,000 was expensed. In 2QFY16 we incurred approximately $739,000 of research and development costs, of which $278,000 was capitalized and $461,000 was expensed.

Other income (expense)

Other income (expense) was a net expense of $10,000 in 2QFY17 compared to an expense of $24,000 in 2QFY16. Foreign currency exchange accounted for $14,000 of increased income. The change is mainly due to the dollar strengthening in relation to the Japanese yen.

Provision for Income Taxes

The provision for income taxes was $589,000 for 2QFY17 compared to $547,000 for 2QFY16. Our effective tax rate increased to 33.1% in 2Q17from 32.3% in 2QFY16. This increase is a result of the anticipated lower effect of tax credits on earnings in 2QFY17.

Net Income

Net income increased by $50,000 or 4.4%, in 2QFY17 to $1.196 million from $1.145 million in 2QFY16. Net earnings from our Lancaster division were up $62,000 or 6.2% to $1.056 million in 2QFY17. Net earnings for our Buffalo division decreased by $12,000 or 7.6% to $140,000 in 2QFY17.

Comparison of Six Months Ended February 28, 2017 and February 29, 2016

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Six Months Ended
	2/28/17		2/29/16

Net revenues	$11,124	100.0%	$10,002	100.0%
Cost of revenues	2,890	26.0	2,347	23.5
Gross profit	8,234	74.0	7,655	76.5
Selling, general and administrative	3,812	34.3	3,399	34.0
Research and development	699	6.3	813	8.1
Total operating expenses	4,511	40.6	4,212	42.1
Income from operations	3,723	33.5	3,443	34.4
Other income	29	0.3	(34)	(0.3)
Income from operations before taxes	3,752	33.7	3,409	34.1
(Provision for) income taxes	(1,195)	(10.7)	(1,157)	(11.6)
Net income	$2,557	23.0%	$2,252	22.5%

Net Revenues

Consolidated net revenues increased by 11.2% or $1.121 million to $11.124 million in the first six months of Fiscal Year 2017 (“6moFY17”) from $10.002 million in the first six months of Fiscal Year 2016 (“6moFY16). $442,000 of this increase was from revenues generated by our Buffalo Division, representing a 15% increase over 6moFY16. Net revenues of the Lancaster Division increased $679,000, or 9.6%, to $7.738 million for 6moFY17 from $7.058 million in 6moFY15. Consolidated software and software-related sales increased $528,000, or 7.9%, in 6moFY17, while consolidated consulting and analytical study revenues increased $593,000, or 18.0%, over 6moFY16.

Cost of Revenues

Consolidated cost of revenues increased by $542,000 in 6moFY17 to $2.890 million from $2.347 million in 6moFY16. The increase came mainly from $262,000 of the increased costs are allocated labor related to increased studies and contracts, $83,000 of increased costs associated with training programs, increased software amortization of $79,000, and $105,000 of direct contract-related expenses. Consolidated cost of revenues as a percentage of revenue increased from 23.5% in 6moFY16 to 27.2% in 6moFY17.

Gross Profit

Consolidated gross profit increased $578,000 or 7.6%, to $8.234 million in 6moFY17 from $7.655 million in 6moFY16. $162,000 of this increase in gross margin is from our Buffalo Division, which showed a 56.3% gross margin on $3.386 million in revenues for 6moFY17. Our Lancaster Division accounted for $416,000 of the increase showing an 81.8% gross margin for the six-month period.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $412,000 or 12.1%, to $3.811 million in 6moFY17 from $3.399 million in 6moFY16.

•	Salaries and Wages increased $133,000 – increases in wages taxes and benefit over the prior year, higher annual bonus paid based on increased profit, increased non-cash stock compensation costs, and a higher percentage of allocated G&A labor by scientific staff
•	Consulting increased $53,000—associated with review of various corporate planning initiatives
•	Professional fees increased $258,000 –this increase is mainly the result of the company’s transition to accelerated filer status and the cost of the Company’s Sarbanes-Oxley internal control related costs as well as additional accounting compliance and legal costs associated with reviews of proxy, 10-K, Equity Incentive Plan and other corporate documents

The major decreases in SG&A expenses this year compared to last year were:

•	Selling expenses decreased by $27,000 mostly as advertising and website redevelopment costs were down over the prior year

Research and Development

We incurred approximately $1.28 million of research and development costs during 6moFY17. Of this amount, $584,000 was capitalized software development costs and $699,000 was expensed. We incurred approximately $1.36 million of research and development costs during 6moFY16. Of this amount, $545,000 was capitalized software development costs and $813,000 was expensed.

Other income (expense)

Other income increased $63,000 in 6moFY17 and showed income of $29,000 in 6moFY17compared to an expense of $34,000 in 6MoFY16. Foreign currency exchange gains accounted for this change due to the dollar strengthening in relation to the Japanese yen.

Provision for Income Taxes

The provision for income taxes was $1,195,000 for 6moFY17 compared to $1,157,000 for 6moFY16. Our effective tax rate decreased to 31.9% in 6moFY17 down from 34.0% in 6moFY16 due mainly to the effect of stock-based compensation.

Net Income

Net income increased by $306,000, or 13.6%, to $2.557 million in 6moFY17 from $2.252 million in 6moFY16. The increase comes from revenue growth in both divisions of the Company. Net earnings from our Lancaster division were up $224,000 or 11.7% to $2.136 million in 6moFY17 from $1.912 million in 6moFY16. Net earnings for our Buffalo division increased by $82,000 or 24.2% to $421,000 in 6moFY17 from $224,000 in 6moFY16.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 28, 2017 and August 31, 2016, we had cash and cash equivalents of $7.43 million and $8.03 million, respectively. We do not hold any investments that are exposed to market risk related to changes in interest rates, which could adversely affect the value of our assets and liabilities, and we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the three months and six months ended February 28, 2017 and February 29, 2016 we sold $561,000 and $538,000, and $973,000 and $1,263,000, respectively, of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables is subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of February 28, 2017, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2017 we continued to take steps and additional measures to remediate the underlying causes of the material weaknesses related to Information Technology General Controls identified in our annual report for the year ended August 31, 2016, including enhancing our internal documentation and monitoring approach to ensure that all GITC procedures designed to restrict access to applications and data are operating in an optimal manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel. Management implemented and tested substantially all remedial steps during the six months ended February 28, 2017.

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

In June 2014, the Company was served with a complaint in a civil action entitled Sherri Winslow v. Incredible Adventures, Inc., et al. (Los Angeles Superior Court Case No. BC545789) alleging wrongful death and seeking unspecified damages arising out of a May 18, 2012 plane crash in the State of Nevada.  The Company’s Chief Executive Officer owns the subject aircraft and is also a named defendant. The complaint alleged that the Company was the owner of the subject aircraft.   The Company denied all material allegations against it, including that it owns or has ever owned any interest in the subject aircraft. On November 25, 2014, the plaintiff and the Company signed a stipulation of dismissal pursuant to which the plaintiff agreed to dismiss the Company without prejudice.  The Company planned to prepare a dismissal with prejudice to be signed on behalf of the plaintiff in the event the plaintiff did not discover evidence during a nine-month period to and including August 31, 2015 that justified bringing the Company back into the litigation. The Company did not receive notification of any such discovery and is in the process of preparing documents for the plaintiff’s final dismissal with prejudice.

Item 1A.	Risk Factors

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical changes, and international operations. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity. The risks described below could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this Quarterly Report on Form 10-Q, the information incorporated herein by reference, and those forward-looking statements we may make from time to time. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Relating to the Pending Transactions

None pending

Certain Risks Related to Our Marketplace and Environment

a)	Our ability to sustain or increase revenues will depend upon our success in entering new markets, continuing to increase our customer base, and in deriving additional revenues from our existing customers. Our products are currently used primarily by molecular modeling and simulation specialists in pharmaceutical, biotechnology, agritech, cosmetics, and government research organizations. One component of our overall business strategy is to derive more revenues from our existing customers by expanding their use of our products and services. Such strategy would have our customers utilize our scientific informatics platforms and our tools and components to leverage vast amounts of information stored in both corporate databases and public data sources in order to make informed scientific and business decisions during the research and development process. In addition, we seek to expand into new markets, and new areas within our existing markets, by acquiring businesses in these markets, attracting and retaining personnel knowledgeable in these markets, identifying the needs of these markets, and developing marketing programs to address these needs. If successfully implemented, these strategies would increase the usage of our software and services by biologists, chemists, engineers, and informaticians operating within our existing pharmaceutical, biotechnology, and chemical customers, as well as by new customers in other industries. However, if our strategies are not successfully implemented, our products and services may not achieve market acceptance or penetration in targeted new departments within our existing customers or in new industries. As a result, we may incur additional costs and expend additional resources without being able to sustain or increase revenue.

b)	Consolidation within the pharmaceutical and biotechnology industries may continue to lead to fewer potential customers for our products and services. A significant portion of our customer base consists of pharmaceutical and biotechnology companies. Consolidation within the pharmaceutical and biotechnology industries may result in fewer customers for our products and services. Although the industry consolidation that has taken place over the past 20 years has not prevented our business from growing to date, if one of the parties to a consolidation uses the products or services of our competitors, we may lose existing customers as a result of such consolidation.

c)	Increasing competition and increasing costs within the pharmaceutical and biotechnology industries may affect the demand for our products and services, which may affect our results of operations and financial condition. Our pharmaceutical and biotechnology customers' demand for our products is impacted by continued demand for their products and by our customers' research and development costs. Demand for our customers' products could decline, and prices charged by our customers for their products may decline, as a result of increasing competition, including competition from companies manufacturing generic drugs. In addition, our customers' expenses could continue to increase as a result of increasing costs of complying with government regulations and other factors. A decrease in demand for our customers' products, pricing pressures associated with the sales of these products and additional costs associated with product development could cause our customers to reduce research and development expenditures. Although our products increase productivity and reduce costs in many areas, because our products and services depend on such research and development expenditures, our revenues may be significantly reduced.

d)	Health care reform and restrictions on reimbursement may affect the pharmaceutical, biotechnology, and industrial chemical companies that purchase or license our products or services, which may affect our results of operations and financial condition. The continuing efforts of government and third-party payers in the markets we serve to contain or reduce the cost of health care may reduce the profitability of pharmaceutical, biotechnology, and industrial chemical companies, causing them to reduce research and development expenditures. Because some of our products and services depend on such research and development expenditures, our revenues may be significantly reduced. We cannot predict what actions federal, state, or private payers for health care goods and services may take in response to any health care reform proposals or legislation.

e)	We face strong competition in the life science market for computer-aided design modeling and simulation software and for cheminformatics products. The market for our computer-aided design modeling and simulation software products for the life science market is intensely competitive. We currently face competition from other scientific software providers, larger technology and solutions companies, in-house development by our customers and academic and government institutions, and the open source community. Some of our competitors and potential competitors have longer operating histories in certain segments of our industry than we do and could have greater financial, technical, marketing, research and development, and other resources. Many of our competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on these markets. Some offerings that compete with our products are developed and made available at lower cost by government organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge. We could also face competition from open source software initiatives, in which developers provide software and intellectual property free over the Internet. In addition, some of our customers spend significant internal resources in order to develop their own software. Moreover, we intend to leverage our scientific informatics platform in order to enable our customers to more effectively utilize the vast amounts of information stored in both their databases and public data sources in order to make informed scientific and business decisions during the research and development process. This strategy could lead to competition from much larger companies that provide general data storage and management software. There can be no assurance that our current or potential competitors will not develop products, services, or technologies that are comparable to, superior to, or render obsolete, the products, services, and technologies we offer. There can be no assurance that our competitors will not adapt more quickly than we to technological advances and customer demands, thereby increasing such competitors' market share relative to ours. Any material decrease in demand for our technologies or services may have a material adverse effect on our business, financial condition, and results of operations.

f)	We are subject to pricing pressures in some of the markets we serve. The market for computer-aided design modeling and simulation products for the life science industry is intensely competitive. Although the average price of our software licenses has increased slightly or remained relatively constant for fiscal 2014, 2015, and 2016, we may experience a decline in the future. In response to increased competition and general adverse economic conditions in this market, we may be required to modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.

g)	Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities. Our research and development operations and administrative functions are primarily conducted at our facilities in Lancaster, California, and Buffalo, New York. Although we have contingency plans in effect for natural disasters or other catastrophic events, the occurrence of such events could still disrupt our operations. For example, our Lancaster, California facility is located in a state that is particularly susceptible to earthquakes. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

h)	Our insurance coverage may not be sufficient to avoid material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future. We maintain insurance coverage for protection against many risks of liability. The extent of our insurance coverage is under continuous review and is modified as we deem it necessary. Despite this insurance, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. In addition, we may not be able to obtain any insurance coverage, or adequate insurance coverage, when our existing insurance coverage expires. For example, we do not carry earthquake insurance for our facilities in Lancaster, California, because we do not believe the costs of such insurance are reasonable in relation to the potential risk for our part of California.

i)	Changes in government regulation or in practices relating to the pharmaceutical or biotechnology industries, including potential health care reform, could decrease the need for the services we provide. Governmental agencies throughout the world, but particularly in the U.S., strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies, among others, navigate the regulatory drug approval process. Accordingly, many regulations, and often new regulations, are expected to result in higher regulatory standards and often additional revenues for companies that service these industries. However, some changes in regulations, such as a relaxation in regulatory requirements or the introduction of streamlined or expedited drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services.

j)	Any failure by us to comply with applicable regulations and related guidance could harm our reputation and operating results, and compliance with new regulations and guidance may result in additional costs. Any failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This could harm our reputation, our prospects for future work, and our operating results. If our operations are found to violate any applicable law or other governmental regulations, we might be subject to civil and criminal penalties, damages, and fines. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business, and damage our reputation.

k)	Many of our contracts are fixed-price and may be delayed or terminated or reduced in scope for reasons beyond our control, or we may underprice or overrun cost estimates with these contracts, potentially resulting in financial losses. Many of our contracts provide for services on a fixed-price or fee-for-service with a cap basis and, accordingly, we bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. In addition, these contracts may be terminated or reduced in scope either immediately or upon notice. Cancellations may occur for a variety of reasons, and often at the discretion of the client. The loss, reduction in scope, or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts frequently entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to a predetermined termination fee and irrevocably committed costs/expenses.

l)	We could experience a breach of the confidentiality of the information we hold or of the security of our computer systems. We operate large and complex computer systems that contain significant amounts of client data. As a routine element of our business, we collect, analyze, and retain substantial amounts of data pertaining to the clinical study data analysis we conduct for our clients. Unauthorized third parties could attempt to gain entry to such computer systems for the purpose of stealing data or disrupting the systems. We believe that we have taken appropriate measures to protect them from intrusion, and we continue to improve and enhance our systems in this regard, but in the event that our efforts are unsuccessful, we could suffer significant harm. Our contracts with our clients typically contain provisions that require us to keep confidential the information generated from these studies. In the event the confidentiality of such information was compromised, we could suffer significant harm.

m)	Impairment of goodwill or other intangible assets may adversely impact future results of operations. We have intangible assets, including goodwill and other indefinite-lived intangibles, on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, input from accredited valuation consultants, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions might have increased or decreased the estimated fair value of our goodwill and other intangible assets that could potentially result in a different impact to our results of operations. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill or other indefinite-lived intangibles. To the extent goodwill or other indefinite-lived intangibles are impaired, their carrying value will be written down to its implied fair value and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of August 31, 2016, the carrying amount of goodwill and other intangibles was $6,144,248 on our consolidated balance sheet.

Certain Risks Related to Our Operations

a)	Software Defects or malfunctions in our products could hurt our reputation among our customers, result in delayed or lost revenue, and expose us to liability. Our business and the level of customer acceptance of our products depend upon the continuous, effective, and reliable operation of our software and related tools and functions. To the extent that defects cause our software to malfunction and our customers' use of our products is interrupted, our reputation could suffer and our revenue could decline or be delayed while such defects are remedied. We may also be subject to liability for the defects and malfunctions of third party technology partners and others with whom our products and services are integrated.

b)	Delays in the release of new or enhanced products or services or undetected errors in our products or services may result in increased cost to us, delayed market acceptance of our products, and delayed or lost revenue. To achieve market acceptance, new or enhanced products or services can require long development and testing periods, which may result in delays in scheduled introduction. Any delays in the release schedule for new or enhanced products or services may delay market acceptance of these products or services and may result in delays in new customer orders for these new or enhanced products or services or the loss of customer orders. In addition, new or enhanced products or services may contain a number of undetected errors or “bugs” when they are first released. Although we extensively test each new or enhanced software product or service before it is released to the market, there can be no assurance that significant errors will not be found in existing or future releases. As a result, in the months following the introduction of certain releases, we may need to devote significant resources to correct these errors. There can be no assurance, however, that all of these errors can be corrected.

c)	We are subject to risks associated with the operation of a global business. We derive a significant portion of our total revenue from our operations in international markets. During the years ended August 31, 2016, 2015 and 2014, 38%, 37% and 48% respectively, of our total revenue was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts, including terrorist acts, throughout the world may interfere with our or our customers' activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of US and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees, distributors, and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

d)	The drug discovery and development services industry is highly competitive. Our clinical pharmacology division often competes for business not only with other clinical research organization (CROs), but also with internal discovery and development departments within our larger clients, who may have greater resources than ours. We also compete with universities and teaching hospitals for outsourced services. We compete based on a variety of factors, including:

•	reputation for on-time quality performance;
•	reputation for regulatory compliance;
•	expertise and experience in multiple specialized areas;
•	scope and breadth of service and product offerings across the drug discovery and development spectrum;
•	ability to provide flexible and customized solutions to support our clients' drug discovery and development needs;
•	price/value;
•	technological expertise and efficient drug development processes;
•	financial stability;
•	accessibility of client data through secure portals; and
•	ability to acquire, process, analyze, and report data in an accurate manner.

e)	If we do not compete successfully, our business could suffer. Increased competition might lead to price and other concessions that might adversely affect our operating results. The drug discovery and development services industry has continued to see a trend towards consolidation, particularly among biotechnology companies, who are targets for each other and for larger pharmaceutical companies. If this trend continues, it is likely to produce more competition among the larger companies and CROs generally, with respect to both clients and acquisition candidates. In addition, while there are substantial barriers to entry for large, global competitors with broad-based services, small, specialized entities considering entering the CRO industry will continue to find lower barriers to entry, and private equity firms may determine that there are opportunities to acquire and consolidate these companies, thus further increasing possible competition. More generally, our competitors or others might develop technologies, services, or products that are more effective or commercially attractive than our current or future technologies, services, or products, or that render our technologies, services, or products less competitive or obsolete. If competitors introduce superior technologies, services, or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenue, and financial condition, would be materially and adversely affected. In the aggregate, these competitive pressures may affect the attractiveness of our technologies, services, or products and could adversely affect our financial results.

f)	Potential Changes in U.S. and International Tax Law. In the U.S., there are several proposals to reform corporate tax law that are currently under consideration. These proposals include reducing the corporate statutory tax rate, broadening the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, implementing a territorial regime of taxation, limiting the ability of U.S. corporations to deduct interest expense associated with offshore earnings, modifying the foreign tax credit rules, and reducing the ability to defer U.S. tax on offshore earnings. These or other changes in the U.S. tax laws could increase our effective tax rate, which would affect our profitability.

g)	Contract research services create a risk of liability. As a CRO, we face a range of potential liabilities which may include:

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

n)	Our quarterly and annual operating results fluctuate and may continue to fluctuate in the future, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially. We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock. Our results of operations in any quarter or annual period have varied in the past and may vary from quarter to quarter or year to year and are influenced by such factors as:

a.	changes in the general global economy;
b.	the number and scope of ongoing client engagements; the commencement, postponement, delay, progress, completion, or cancellation of client contracts in the quarter;
c.	changes in customer budget cycles;
d.	the number and scope of ongoing client engagements;
e.	the commencement, postponement, delay, progress, completion, or cancellation of client contracts in the quarter;
f.	changes in the mix of our products and services;
g.	competitive pricing pressures;
h.	the extent of cost overruns;
i.	buying patterns of our clients;
j.	budget cycles of our clients;
k.	the effect of potential acquisitions and consequent integration;
l.	the timing of new product releases by us or our competitors;
m.	general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers’ access to capital;
n.	changes in tax laws, rules, regulations, and tax rates in the locations in which we operate;
o.	the timing and charges associated with completed acquisitions and other events;
p.	the financial performance of the limited partnerships in which we invest; and
q.	exchange rate fluctuations.

o)	We derive a significant percentage of our revenues from a concentrated group of customers and the loss of more than one of our major customers could materially and adversely affect our business, results of operations or financial condition. Three customers accounted for 10% (a dealer account in Japan representing various customers), 7% and 6% of net sales for fiscal year 2016. Three customers accounted for 10% (a dealer account in Japan representing various customers), 8% and 6% of net sales for fiscal year 2015. Two customers accounted for 14% (actually a dealer account in Japan representing various customers), and 8% of net sales for fiscal year 2014. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations, or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.

p)	A significant portion of our operating expenses is relatively fixed and planned expenditures are based in part on expectations regarding future revenues. Accordingly, unexpected revenue shortfalls may decrease our gross margins and could cause significant changes in our operating results from year to year. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

q)	If our customers cancel their contracts or terminate or delay their clinical trials, we may lose or delay revenues and our business may be harmed. Certain of our customer contracts are subject to cancellation by our customers at any time with limited notice. Customers engaged in clinical trials may terminate or delay a clinical trial for various reasons, including the failure of the tested product to satisfy safety or efficacy requirements, unexpected or undesired clinical results, decisions to deemphasize a particular product or forgo a particular clinical trial, decisions to downsize clinical development programs, insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required clinical supplies. Any termination or delay in the clinical trials would likely result in a consequential delay or termination in those customers’ service contracts. We have experienced terminations and delays of our customer service contracts in the past (although no such past terminations have had a significant impact on our results of operations) and we expect to experience additional terminations and delays in the future. The termination of single-study arrangements could result in decreased revenues and the delay of our customers’ clinical trials could result in delayed professional services revenues, which could materially harm our business.

r)	If our security is breached, our business could be disrupted, our operating results could be harmed, and customers could be deterred from using our products and services. Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including clinical data, financial information, and other sensitive information relating to our customers, company, and workforce. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems (including, among other methods, cyber- attacks or social engineering) that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.

s)	Any failure by us to properly protect customer data we possess or are deemed to possess in connection with the conduct of clinical trials, could subject us to significant liability. Our customers use our solutions to collect, manage, and report information in connection with the conduct of clinical trials. This information may be considered our customers’ proprietary information. Since we receive and process our customers’ data from customers utilizing our hosted solutions, there is a risk that we could be liable if there were a breach of any obligation to a protected person under contract, standard of practice, or regulatory requirement. If we fail to properly protect our customers’ data that is in our possession or deemed to be in our possession, we could be subjected to significant liability and our reputation would be harmed.

t)	We rely upon a single internal hosting facility and Amazon Web Services to deliver our solutions to our customers and any disruption of or interference with our hosting systems, operations, or use of the Amazon Web Services could harm our business and results of operations. Substantially all of the computer hardware necessary to deliver our CRO and KIWI solutions is located at our internal hosting facility in Buffalo, New York. In addition to our dedicated hosting facility, we utilize third-party cloud computing services from Amazon Web Services ("AWS") to help us efficiently scale our cloud-based solutions and provide training. Because we cannot easily switch our AWS-serviced operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations, and our business would be adversely impacted. Our systems and operations or those of AWS could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war, and similar events. The occurrence of a natural disaster, an act of terrorism or other unanticipated problems at our or AWS' hosting facilities could result in lengthy interruptions in our service. Although we and AWS maintain backup facilities and disaster recovery services in the event of a system failure, these may be insufficient or fail. Any system failure, including network, software, or hardware failure, that causes an interruption in our Buffalo data center or our use of AWS or that causes a decrease in responsiveness of our cloud-based solutions could damage our reputation and cause us to lose customers, which could harm our business and results of operations. Our business may be harmed if our customers and potential customers believe our service is unreliable.

u)	Defects or errors in our software applications could harm our reputation, result in significant cost to us and impair our ability to market our solutions. Our software applications are inherently complex and may contain defects or errors, some of which may be material. Errors may result from our own technology or from the interface of our cloud-based solutions with legacy systems and data, which we did not develop. The risk of errors is particularly significant when a new product is first introduced or when new versions or enhancements of existing products are released. The likelihood of errors is increased when we do more frequent releases of new products and enhancements of existing products. We have, from time to time, found defects in our solutions. Although these past defects have not resulted in any litigation against us to date, we have invested significant capital, technical, managerial, and other resources to investigate and correct these past defects and we have needed to divert these resources from other development efforts. In addition, material performance problems or defects in our solutions may arise in the future. Material defects in our cloud-based solutions could result in a reduction in sales, delay in market acceptance of our solutions, or credits or refunds to our customers. In addition, such defects may lead to the loss of existing customers and difficulty in attracting new customers, diversion of development resources, or harm to our reputation. Correction of defects or errors could prove to be impossible or impractical. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

v)	If we are not able to reliably meet our data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed and customer contracts may be terminated. As part of our current business model, we deliver our software over the Internet and store and manage hundreds of terabytes of data for our customers, resulting in substantial information technology infrastructure and ongoing technological challenges, which we expect to continue to increase over time. If we do not reliably meet these data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed, leading to reduced revenues and increased expenses. Our hosting services are subject to service-level agreements and, in the event that we fail to meet guaranteed service or performance levels, we could be subject to customer credits or termination of these customer contracts. If the cost of meeting these data storage and management requirements increases, our results of operations could be harmed.

w)	Some of our software solutions and services utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business. Some of our software solutions utilize software covered by open source licenses. Open source software is typically freely accessible, usable and modifiable, and is used by our development team in an effort to reduce development costs and speed up the development process. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user's software to disclose publicly part or all of the source code to the user's software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms. While we monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose or make available the source code to the related product or solution, such use could inadvertently occur. This could harm our intellectual property position and have a material adverse effect on our business.

x)	We may be unable to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights. Our success is heavily dependent upon our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition, and assignment-of-inventions agreements. The steps we take to protect these rights may not be adequate to prevent misappropriation of our technology by third parties, or may not be adequate under the laws of some foreign countries, which may not protect our intellectual property rights to the same extent as do the laws of the United States. Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. In addition, there remains the possibility that others will “reverse engineer” our products in order to introduce competing products, or that others will develop competing technology independently. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, results of operations or financial condition.

y)	Current and future litigation against us, which may arise in the ordinary course of our business, could be costly and time consuming to defend. We are subject to claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Third parties may in the future assert intellectual property rights to technologies that are important to our business and demand back royalties or demand that we license their technology. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover such claims, may not be sufficient for one or more such claims, and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, negatively affecting our business, results of operations, and financial condition.

z)	We could incur substantial costs resulting from product liability claims relating to our products or services or our customers’ use of our products or services. Any failure or errors in a customer’s clinical trial caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although we are generally entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers’ use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, may divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, a court may not enforce our indemnification right if the customer challenges it or the customer may not be able to fund any amounts for indemnification owed to us. In addition, our existing insurance coverage may not continue to be available on reasonable terms or may not be available in amounts sufficient to cover one or more large claims, or the insurer may disclaim coverage as to any future claim.

aa)	Our Buffalo Subsidiary (Cognigen) depends on the clinical trial market, and a downturn in this market could cause our revenues to decrease. Our Buffalo business depends entirely on the clinical trials conducted or sponsored by pharmaceutical, biotechnology and medical device companies, CROs, and other entities. Our revenues may decline as a result of conditions affecting these industries, including general economic downturns, increased consolidation, decreased competition, or fewer products under development. Other developments that may affect these industries and harm our operating results include product liability claims, changes in government regulation, changes in governmental price controls or third-party reimbursement practices, and changes in medical practices. Disruptions in the world credit and equity markets may also result in a global downturn in spending on research and development and clinical trials and may impact our customers’ access to capital and their ability to pay for our solutions. Any decrease in research and development expenditures or in the size, scope, or frequency of clinical trials could materially adversely affect our business, results of operations, or financial condition.

bb)	As a public company, we may incur significant administrative workload and expenses in connection with new and changing compliance requirements. As a public company with common stock listed on The NASDAQ Stock Market, we must comply with various laws, regulations and requirements. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules adopted by the SEC and by The NASDAQ Stock Market, may result in increased general and administrative expenses and a diversion of management's time and attention as we respond to new requirements.

cc)	We have been paying quarterly dividends on our common stock, and although there has been a consistent track record of paying these dividends, the Board of Directors may suspend the dividend, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock. Should the Board of Directors suspend the dividend and decide to use those funds to invest more into the business, you may not receive any dividends on your investment in our common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Shares of our common stock may depreciate in value or may not appreciate in value.

dd)	Risks Related to Our Common Stock - The price of our common stock may fluctuate significantly and investors could lose all or part of their investments. Shares of our common stock were sold in our initial public offering ("IPO") in 1996 at a price of $1.25 per share (on a post-split basis), and our common stock has subsequently traded as high as $11.75 and as low as $0.38 from our IPO through March 31, 2017. However, an active, liquid, and orderly market for our common stock on The NASDAQ Stock Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

a.	our quarterly or annual earnings or those of other companies in our industry;
b.	announcements by us or our competitors of significant contracts or acquisitions;
c.	changes in accounting standards, policies, guidance, interpretations, or principles;
d.	general economic and stock market conditions, including disruptions in the world credit and equity markets;
e.	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;
f.	future sales of our common stock; and
g.	the other factors described in these “Risk Factors.”

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

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

N/A

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto. (13)^
3.1	Articles of Incorporation of the Company. (5)
3.2	Amended and Restated Bylaws of the Company. (5)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Amended and Restated Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto (1) (†)
10.2(a)	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)
10.2(b)	Termination and Non-Assertion Agreement entered into on May 15, 2014 by and between the Company and TSRL, Inc. (11)
10.3(a)	The Company’s 2007 Stock Option Plan. (3) (†)
10.3(b)	The Company’s 2007 Stock Option Plan as amended as of December 6, 2013. (10) (†)
10.4(a)	Lease dated May 12, 2005 by and between Freeway Ventures, LLC and the Company. (6)
10.4(b)	Notice of Election to Extend Term of Lease by and between the Company and Crest Development LLC (formerly Freeway Ventures LLC) dated July 29, 2010.(4)
10.4(c)	One Amendment to Lease by and between the Company and Crest Development LLC entered into as of May 23, 2013. (8)
10.4(d)	Second Amendment to Lease by and between the Company and Crest Development LLC Entered into as of May 1 2016
10.5	Stock Purchase Agreement by and among the Company, Words+, Inc., and Prentke Romich Company dated November 15, 2011. (7)
10.6	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 22, 2011. (5) (†)
10.7	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 22, 2013. (9) (†)
10.8	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 28, 2014. (12) (†)
10.9	Employment Agreement by and between the Company and Thaddeus H Grasela Jr. dated as of September 2, 2014. (12) (†)
10.10	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 9, 2015. (9) (†)
10.11	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 8, 2016. (9) (†)
10.12	2017 Equity Incentive Plan*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 – Certification of the Principal Executive Officer*
31.2	Section 302 – Certification of the Principal Financial Officer*
32.1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(11)       Incorporated by reference to the Company’s Form 8-K filed May 19, 2014.

(12)       Incorporated by reference to the Company’s Form 8-K filed September 4, 2014.

(13)       Incorporated by reference to the Company’s Form 8-K/A filed November 18, 2014.

(14) Incorporated by reference to the Company’s Form 8-K filed July 15, 2015.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 10, 2017.

Simulations Plus, Inc.

Date:	April 10, 2017	By: /s/ John R Kneisel
John R. Kneisel
Chief Financial Officer

