Form 10-Q
period 2017-05-31
SIMULATIONS PLUS INC
filed 2017-07-10
CIK 1023459

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended May 31, 2017
OR
☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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
☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 10, 2017 was 17,245,346; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended May 31, 2017

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31,	August 31,
ASSETS
	2017	2016
Current assets
Cash and cash equivalents	$8,248,197	$8,030,284
Accounts receivable, net of allowance for doubtful accounts of $0	5,010,589	3,009,517
Revenues in excess of billings	1,130,154	694,131
Prepaid income taxes	241,540	555,486
Prepaid expenses and other current assets	304,408	410,811
Total current assets	14,934,888	12,700,229
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $9,477,930 and $8,613,487	4,077,144	4,013,127
Property and equipment, net (note 3)	257,552	256,381
Intellectual property, net of accumulated amortization of $1,864,375 and $1,408,750	4,210,625	4,666,250
Other intangible assets net of accumulated amortization of $405,625 and $295,000	1,244,375	1,355,000
Goodwill	4,789,248	4,789,248
Other assets	34,082	34,082
Total assets	$29,547,914	$27,814,317

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$211,645	$108,111
Accrued payroll and other expenses	647,203	481,610
Accrued bonuses to officers	45,750	121,000
Other current liabilities	–	8,274
Current portion - Contracts payable (note 4)	–	1,000,000
Billings in excess of revenues	313,399	230,100
Deferred revenue	48,964	176,422
Total current liabilities	1,266,961	2,125,517

Long-term liabilities
Deferred income taxes	3,055,465	2,956,206
Total liabilities	4,322,426	5,081,723

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 17,242,510 and 17,225,478 shares issued and outstanding	7,244	7,227
Additional paid-in capital	11,816,573	11,376,007
Retained earnings	13,401,671	11,349,360
Total shareholders' equity	25,225,488	22,732,594
	$–	–
Total liabilities and shareholders' equity	$29,547,914	$27,814,317

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2017 and 2016

	Three months ended		Nine months ended
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016

Net Revenues	$6,748,518	$6,012,193	$17,872,044	$16,014,539
Cost of revenues	1,444,764	1,194,815	4,334,699	3,541,903
Gross margin	5,303,754	4,817,378	13,537,345	12,472,636
Operating expenses
Selling, general, and administrative	1,954,871	1,680,707	5,766,563	5,079,985
Research and development	253,799	348,427	952,635	1,161,124
Total operating expenses	2,208,670	2,029,134	6,719,198	6,241,109

Income from operations	3,095,084	2,788,244	6,818,147	6,231,527

Other income (expense)
Interest income	4,663	4,553	13,548	13,507
Gain (loss) on currency exchange	(14,913)	7,733	5,573	(35,490)
Total other income (expense)	(10,250)	12,286	19,121	(21,983)

Income before provision for income taxes	3,084,834	2,800,530	6,837,268	6,209,544
Provision for income taxes	(1,004,805)	(891,191)	(2,199,914)	(2,048,383)
Net Income	$2,080,029	$1,909,339	$4,637,354	$4,161,161

Earnings per share
Basic	$0.12	$0.11	$0.27	$0.24
Diluted	$0.12	$0.11	$0.27	$0.24

Weighted-average common shares outstanding
Basic	17,241,891	17,028,634	17,233,470	17,000,228
Diluted	17,585,528	17,227,540	17,454,864	17,219,835

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2017 and 2016

	(Unaudited)
	2017	2016
Cash flows from operating activities
Net income	$4,637,354	$4,161,161
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	116,348	148,442
Amortization of capitalized computer software development costs	864,443	735,579
Amortization of Intellectual Property	566,250	566,250
Stock-based compensation	355,365	234,616
Deferred income taxes	99,259	(4,910)
(Increase) decrease in
Accounts receivable	(2,001,072)	(2,988,866)
Revenues in excess of billings	(436,023)	(244,772)
Prepaid income taxes	313,946	(108,690)
Prepaid expenses and other assets	106,403	93,554
Increase (decrease) in
Accounts payable	103,534	(24,411)
Accrued payroll and other expenses	165,593	81,212
Accrued bonus	(75,250)	(30,250)
Billings in excess of revenues	83,299	5,911
Accrued income taxes	–	(43,602)
Other liabilities	(8,274)	(14,894)
Deferred revenue	(127,458)	182,321
Net cash provided by operating activities	4,763,717	2,748,651

Cash flows used in investing activities
Purchases of property and equipment	(117,519)	(32,317)
Capitalized computer software development costs	(928,460)	(815,582)
Net cash used in investing activities	(1,045,979)	(847,899)

Cash flows used in financing activities
Payment of dividends	(2,585,043)	(2,552,175)
Payments on Contracts Payable	(1,000,000)	(750,000)
Proceeds from the exercise of stock options	85,218	129,831
Net cash used in financing activities	(3,499,825)	(3,172,344)

Net increase (decrease) in cash and cash equivalents	217,913	(1,271,592)
Cash and cash equivalents, beginning of year	8,030,284	8,551,275
Cash and cash equivalents, end of period	$8,248,197	$7,279,683

Supplemental disclosures of cash flow information
Income taxes paid	$1,765,189	$2,186,159

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017 and 2016

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2017, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on November 14, 2016. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Subsequent to May 31, 2017, on June 1, 2017 the Company acquired 100% of the stock of DILIsym Systems, Inc.

Lines of Business

The Company designs and develops pharmaceutical simulation software to promote cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students, and it provides consulting services to the pharmaceutical and chemical industries. The Company is also exploring developing software applications for defense and for health care outside of the pharmaceutical industry.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years, although all of our current software products have already been on the market for 7-15 years except for our newest PKPlus™ program, and we do not foresee an end-of-life for any of them at this point). Amortization of software development costs amounted to $290,567 and $241,042 for the three months ended May 31, 2017 and 2016 and $864,443 and $735,579 for the nine months ended May 31, 2017 and 2016, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $ -0- and $-0- for fiscal year 2017 and 2016, respectively. We file income tax returns with the IRS and various state jurisdictions and India.

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended May 31, 2017 and 2016 was $1,875, and was $3,750 for each of the nine-month periods ended May 31, 2017 and 2016. Accumulated amortization as of May 31, 2017 and August 31, 2016 was $39,375 and $33,750, respectively.

On May 15, 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We paid TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended May 31, 2017 and 2016 was $150,000 and was $450,000 for each of the nine-month periods ended May 31, 2017 and 2016. Accumulated amortization as of May 31, 2017 and August 31, 2016 was $1,825,000 and $1,375,000, respectively.

Total amortization expense for intellectual property agreements for the three months ended May 31, 2017 and 2016 was $151,875, and total amortization expense for the nine months ended May 31, 2017 and 2016 was $455,625. Accumulated amortization as of May 31, 2017 was $1,864,375 and $1,408,750 as of August 31, 2016.

Intangible assets

The Company acquired certain intangible assets as part of the acquisition of Cognigen Corporation on September 2, 2014. The following table summarizes those intangible assets as of May 31, 2017:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$378,125	$721,875
Trade Name-Cognigen	None	500,000	–	500,000
Covenants not to compete	Straight line 5 years	50,000	27,500	22,500
		$1,650,000	$405,625	$1,244,375

Amortization expense for each of the three-and nine-month periods ended May 31, 2017 and 2016 was $36,875 and $110,625, respectively. According to policy in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2017 and 2016 were as follows:

	Three months ended		Nine months ended
	5/31/2017	5/31/2016	5/31/2017	5/31/2016
Numerator:
Net income attributable to common shareholders	$2,080,029	$1,909,339	$4,637,354	$4,161,161

Denominator:
Weighted-average number of common shares outstanding during the period	17,241,891	17,028,634	17,233,470	17,000,228
Dilutive effect of stock options	343,637	198,906	221,394	219,607
Common stock and common stock equivalents used for diluted earnings per share	17,585,528	17,227,540	17,454,864	17,219,835

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $142,879 and $114,367 for the three months ended May 31, 2017 and 2016 respectively and $355,365 and $234,616 or the nine months ended May 31, 2017 and 2016, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General, and Administration (SG&A), and Research and Development expense.

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

NOTE 3: Property and Equipment

Property and equipment as of May 31, 2017 consisted of the following:

Equipment	$572,871
Computer equipment	230,229
Furniture and fixtures	127,857
Leasehold improvements	103,599
Sub total	1,034,556
Less: Accumulated depreciation and amortization	(777,004)
Net Book Value	$257,552

NOTE 4: CONTRACTS PAYABLE

TSRL

Pursuant to the termination and nonassertion agreement with TSRL (See note 2), the Company paid TSRL $2,500,000 over a three-year period. The final payment of $1,000,000 was made in April 2017.

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

License Agreement

The Company executed a royalty agreement with Accelrys, Inc. (“Accelrys”) (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the Company now operates under the name BIOVIA. We incurred royalty expense of $35,494 and $44,485, respectively, and for the three months ended May 31, 2017 and 2016, respectively and $108,587 and $95,323 for the nine months ended May 31, 2017 and 2016, respectively.

Income taxes

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

In June 2017, the Plaintiff settled the case with certain of the Defendants; the case was dismissed on June 20, 2017. The Company incurred no liability as part of the settlement and has been dismissed with prejudice.

NOTE 6: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2017 and 2016. The details of the dividends paid are in the following tables:

FY2017
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/10/2016	11/17/2016	17,226,478	$0.05	$861,324
1/30/2017	2/6/2017	17,233,758	$0.05	$861,688
5/08/2017	5/15/2017	17,240,626	$0.05	$862,031
Total				$2,585,043

FY2016
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/09/2015	11/16/2015	16,996,001	$0.05	$849,800
1/29/2016	02/05/2016	17,018,001	$0.05	$850,900
5/02/2016	5/09/2016	17,029,051	$0.05	$851,475
8/11/2016	8/18/2016	17,221,978	$0.05	$861,099
Total				$3,413,274

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

Qualified Incentive Stock Options (Qualified ISO)

As of May 31, 2017 employees hold Qualified ISO to purchase 1,272,692 shares of common stock at exercise prices ranging from $1.00 to $10.06.

Transactions in FY17	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2016	894,750	$7.54	7.72
Granted	404,582	$10.05
Exercised	(9,892)	$7.00
Cancelled/Forfeited	(16,748)	$9.24
Outstanding, May 31, 2017	1,272,692	$8.32	7.82
Exercisable, May 31, 2017	359,000	$5.96	5.18

Non-Qualified Stock Options (Non-Qualified ISO)

As of May 31, 2017 the outside members of the Board of Directors and certain employees hold non-qualified options to purchase 47,168 shares of common stock at exercise prices ranging from $4.46 to $10.06.

Transactions in FY17	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2016	52,750	$6.88	8.07
Granted	17,418	$10.05
Exercised	(9,500)	$5.88
Cancelled/Forfeited	(13,500)	$7.43
Outstanding, May 31, 2017	47,168	$8.10	8.61
Exercisable, May 31, 2017	13,000	$5.78	6.90

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 7.85 years at May 31, 2017. The exercise prices for the options outstanding at May 31, 2017 ranged from $1.00 to $10.06, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$1.50	67,000	1.85 years	$1.00	67,000	1.85 years	$1.00
$3.01	$4.50	20,000	1.10 years	$3.16	20,000	1.10 years	$3.16
$4.51	$6.00	70,000	1.66 years	$5.52	70,000	1.66 years	$5.52
$6.01	$7.50	341,040	7.28 years	$6.86	136,620	7.30 years	$6.86
$7.51	$9.00	10,000	9.25 years	$8.62	–	–	$–
$9.01	$10.06	811,820	9.26 years	$9.89	78,380	8.79 years	$9.72
		1,319,860	7.85 years	$8.32	372,000	5.24 years	$5.96

NOTE 7: RELATED PARTY TRANSACTIONS

As of May 31, 2017, included in bonus expenses to officers was $45,750, of which $27,000 was an accrued bonus representing an estimated amount of bonus payable to our Chief Executive Officer, Walter Woltosz as part of his current employment agreement, and $18,750 accrued bonus representing as estimated amount of bonus payable to our President, Thaddeus Grasela as part of his current employment agreement.

May 1, 2017, Dr. Daniel Weiner was appointed as a member of the Board of Directors of the Company. Dr. Weiner also served on the Board of Directors of DILIsym. Immediately prior to the closing of the acquisition discussed in Subsequent Event Note 11, Dr. Weiner owned 5,000 shares of DILIsym’s common stock (less than one percent of DILIsym’s outstanding shares). At the closing of the Acquisition, Dr. Weiner received approximately $29,000 in cash consideration of the sale of his shares of DILIsym to the Company and may receive up to an additional $35,000 upon any payment of the holdback consideration and/or Earn-out Payments.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Revenue concentration shows that international sales accounted for 34% and 43.8% of net sales for the nine months ended May 31, 2017 and 2016, respectively. Three customers accounted for 8%, 6% (a dealer account in Japan representing various customers), and 5% of sales for the nine months ended May 31, 2017. Four customers accounted for 8% (a dealer account in Japan representing various customers), 6%, 5% and 5% of sales for the nine months ended May 31, 2016.

Accounts receivable concentrations shows that three customers comprised 14%, 12% (a dealer account in Japan representing various customers), and 8% of accounts receivable at May 31, 2017 compared to two customers comprising 15% and 11% (a dealer account in Japan representing various customers) at May 31, 2016.

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

Results for each segment and consolidated results are as follows for the three and nine months ended May 31, 2017 and 2016 (in thousands):

Three months ended May 31, 2017
	Lancaster	Buffalo	Eliminations	Total
Net revenues	$4,948	$1,801		$6,749
Income (loss) from operations	2,681	414		3,095
Identifiable assets	27,428	9,358	$(7,238)	29,548
Capital expenditures	12	0		12
Capitalized software costs	278	66		344
Depreciation and amortization	422	92		514

Three months ended May 31, 2016
	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$4,664	$1,348		$6,012
Income (loss) from operations	2,577	211		2,788
Total assets	26,532	9,504	$(7,238)	28,798
Capital expenditures	3	27		30
Capitalized software costs	222	48		270
Depreciation and Amortization	381	98		479

Nine months ended May 31, 2017
	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$12,685	$5,187		$17,872
Income (loss) from operations	5,739	1,079		6,818
Total assets	27,428	9,358	$(7,238)	29,548
Capital expenditures	37	80		117
Capitalized software costs	809	120		929
Depreciation and Amortization	1,261	286		1,547

Nine months ended May 31, 2016
	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$11,722	$4,293		$16,015
Income (loss) from operations	5,471	760		6,232
Total assets	26,532	9,504	$(7,238)	28,798
Capital expenditures	4	28		32
Capitalized software costs	678	138		816
Depreciation and Amortization	1,171	279		1,450

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months and nine months ended May 31, 2017 and 2016 were as follows (in thousands):

Three months ended May 31, 2017
	North America	Europe	Asia	South America	Total
Lancaster	$2,533	$1,144	$1,271	$0	$4,948
Buffalo	1,801	0	0	0	1,801
Total	$4,334	$1,144	$1,271	$0	$6,749

Three months ended May 31, 2016
	North America	Europe	Asia	South America	Total
Lancaster	$2,444	$1,247	$973	$0	$4,664
Buffalo	1,348	0	0	0	1,348
Total	$3,792	$1,247	$973	$0	$6,012

Nine months ended May 31, 2017
	North America	Europe	Asia	South America	Total
Lancaster	$6,261	$3,201	$3,222	$1	$12,685
Buffalo	5,187	–	–	–	5,187
Total	$11,448	$3,201	$3,222	$1	$17,872

Nine months ended May 31, 2016
	North America	Europe	Asia	South America	Total
Lancaster	$5,237	$3,651	$2,833	$1	$11,722
Buffalo	4,293	–	–	–	4,293
Total	$9,530	$3,651	$2,833	$1	$16,015

NOTE 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $64,233 and $61,028 for the three months ended May 31, 2017 and 2016 respectively and $179,123 and $168,654 for the nine months ended May 31, 2017 and 2016, respectively.

NOTE 11: SUBSEQUENT EVENTS

On May 1, 2017, Simulations Plus, Inc. entered into a Stock Purchase Agreement (the “Agreement”) with DILIsym Services, Inc., a North Carolina corporation (“DILIsym”), the shareholders of DILIsym (the “DILIsym Shareholders”) and Brett A. Howell, the representative of the DILIsym Shareholders (the “DILIsym Shareholders Representative”), each, a “Party,” and collectively, the “Parties.”

On June 1, 2017, the Company consummated the acquisition of all outstanding capital stock of DILIsym pursuant to the terms of the Agreement and DILIsym became a wholly owned subsidiary of the Company (the “Acquisition”). Under the terms of the Agreement, the Company: (1) paid to the DILIsym Shareholders Five Million Dollars ($5,000,000) payable at the closing of the Acquisition (the “Closing”) subject to certain adjustments and holdbacks as provided in the Agreement and as more fully described below; and (2) will pay to the DILIsym Shareholders certain earn-out payments, to be measured by the adjusted earnings of DILIsym before income taxes, payable following the Closing, as more particularly described below and in the Agreement:

a) On June 1, 2017, the Company paid the DILIsym Shareholders total cash consideration of $4,515,982; which such amount included $515,982 in working capital left in DILIsym’s accounts in excess of the amount required under the Agreement,

b) At the holdback release date, eighteen months from the Closing and subject to any offsets, the Company will pay $1,000,000 of holdback consideration; and

c) In addition, the Company may pay up to an additional $5,000,000 in Earn-out Payments over the 3 years following the Closing if and when such Earn-out Payments become due and payable, and subject to certain offsets as provided in the Agreement, according to the Agreement.

The Company is currently in the process of preparing information for, and assessing the accounting treatment of the transaction.

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

General

BUSINESS

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of groundbreaking drug discovery and development software for mechanistic modeling and simulation, and for machine-learning-based prediction of properties of molecules solely from their structure, and is exploring the application of its machine-learning technologies in other industries, including aerospace/military and general healthcare. Our pharmaceutical/chemistry software is licensed to major pharmaceutical, biotechnology, agrochemical, and food industry companies and to regulatory agencies worldwide for use in the conduct of industry-based research. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and for submissions to regulatory agencies. As the result of acquiring our Cognigen division in Buffalo in 2014, we are also a leading provider of population modeling and simulation contract research services for the pharmaceutical and biotechnology industries. Our clinical-pharmacology-based consulting services include pharmacokinetic and pharmacodynamic modeling, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. In addition, we have developed software for harnessing cloud-based computing in support of modeling and simulation activities and secure data archiving, and we provide consulting services to improve interdisciplinary collaborations and research and development productivity. Simulations Plus is headquartered in Southern California, with additional offices in Buffalo, New York; San Diego, California; Auburn, Alabama; Guerneville, California; and Raleigh-Durham, North Carolina. The Company’s common stock trades on the NASDAQ Capital Market under the symbol “SLP.”

We are a global leader focused on improving the ways scientists use knowledge and data to predict the properties and outcomes of pharmaceutical and biotechnology agents, and are one of only two global companies who provide a wide range of preclinical and clinical consulting services and software from early discovery all the way through clinical trials and beyond to post-patent support of generic drug companies. Our innovations in integrating new and existing science in medicinal chemistry, computational chemistry, pharmaceutical science, biology, physiology, and machine learning into our software have made us the leading software provider for physiologically based pharmacokinetics (PBPK) modeling and simulation and for prediction of molecular properties from structure.

We generate revenue by delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies use our software programs and scientific knowledge to guide early drug discovery (molecule design and screening), preclinical development, clinical development, and generic product development programs. They use it to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, optimize clinical trial design, and simulate outcomes in special populations, such as the elderly and pediatric patients.

PRODUCTS

General

We currently offer eight software products for pharmaceutical research and development: three simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus™; DDDPlus™; and MembranePlus™; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor™; MedChem Designer™; and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite™); our newest program which is designed for rapid clinical trial data analysis and regulatory submissions called PKPlus™; and one program called KIWI™ from our Cognigen division that provides an integrated platform for data analysis and reporting through our proprietary secure cloud.

GastroPlus

Our flagship product, and currently our largest source of revenue, is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently the most widely used commercial software of its type by pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. The FDA currently has 70 GastroPlus licenses.

Because of the widespread use of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (OrBiTo). OrBiTo, begun in 2012, is an international collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of the European Union, our participation in this project has been at our own expense, while other members are compensated for their work; however, we are a full member with access to all of the data and discussions of all other members. We believe our investment to participate in this initiative has enabled us to benefit from, and to contribute to, advancing the prediction of human oral bioavailability from preclinical data, and ensures that we are well-known to member pharmaceutical companies and regulatory agencies.

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

PKPlus™

On August 25, 2016, we announced the release of a new standalone software product called PKPlus, based on the internal PKPlus Module in GastroPlus that has been available since 2000. The PKPlus Module in GastroPlus provides quick and easy fitting of compartmental pharmacokinetic (PK) models as well as noncompartmental analysis (NCA) for intravenous and extravascular (oral, dermal, ocular, pulmonary, etc.) doses; however, the PKPlus Module in GastroPlus was not designed to meet all of the requirements for performing these analyses for Phase 2 and 3 clinical trials, nor to produce report-quality output for regulatory submissions. The new standalone PKPlus program has been developed to provide the full level of functionality needed by pharmaceutical industry scientists to perform the analyses and generate the outputs needed to fully satisfy regulatory agency requirements for both NCA and compartmental PK modeling. After receiving considerable feedback on version 1.0, we are modifying the program to include a number of additional features requested by our users and potential users and expect to release the next version later this year. We believe the potential number of eventual users for PKPlus is in the thousands world-wide and that it has the potential to eventually become one of our leading revenue producers.

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

The optional ADMET Modeler Module™ in ADMET Predictor enables scientists to use their own experimental data to quickly create proprietary high-quality predictive models using the same powerful machine-learning methods we use to build our top-ranked property predictions. Pharmaceutical companies expend substantial time and money conducting a wide variety of experiments on new molecules each year, generating large databases of experimental data. Using this proprietary data to build predictive models can provide a second return on their investment; however, model building has traditionally been a difficult and tedious activity performed by specialists. The automation in ADMET Modeler makes it easy for a scientist to create very powerful models with minimal training.

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

Version 8.5 is now well along in development and will add a number of powerful new features, including significant improvements to the ADMET Modeler Module.

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

KIWI Version 1.6 was released in September 2016. This new version introduced major enhancements in the functionality of visualization tools offered by the platform. These enhancements include simplifying the creation of plots and comparing them across multiple models, thus accelerating the model refinement process. In addition, analysts can now conveniently copy visualization preferences across projects, improving consistency and facilitating collaboration and communication with clients and colleagues. We are now further enhancing KIWI as part of our five-year, almost-$5 million contract with a leading global research foundation.

Contract Research and Consulting Services

Our scientists and engineers have expertise in drug absorption via various dosing routes (oral, intravenous, ocular, nasal/pulmonary, and dermal), pharmacokinetics, and pharmacodynamics. They have attended over 200 scientific meetings worldwide in the past four years, often speaking and presenting. We frequently conduct contracted consulting studies for large customers (including the five largest pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing, and we have expanded our consulting teams to meet the increased workload.

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

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (aka Therapeutic Systems Research Laboratories) (TSRL), pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and nonassertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000. All payments have now been made as of April 2017. Our payment obligation is being amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. To date, this has resulted in expense savings over $900,000 compared to the royalty payments that would have been paid to TSRL if paid consistent with past practices.

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

PRODUCTION

Our pharmaceutical software products are designed and developed by our development teams in California, North Carolina, and New York, with California locations in Lancaster, Gureneville, San Jose, and San Diego, and in Buffalo, New York. In addition, our Chief Executive Officer works primarily from Auburn, Alabama. Our products and services are now delivered electronically – we no longer provide CD-ROMs and printed manuals or reports.

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

In the fiscal year ended August 31, 2016 we distributed $0.20 per share in dividends to our shareholders. In November 2016, February 2017, and May 2017 we distributed quarterly dividends of $0.05 per share. We anticipate future dividends to be at least $0.05 per share per quarter; however, there can be no assurances that such dividends will be distributed, or if so, whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each quarterly dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended May 31, 2017 and 2016.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	5/31/17		5/31/16
Net revenues	$6,749	100.0%	$6,012	100.0%
Cost of revenues	1,445	21.4	1,195	19.9
Gross profit	5,304	78.6	4,817	80.1
Selling, general and administrative	1,955	29.0	1,681	28.0
Research and development	254	3.7	348	5.8
Total operating expenses	2,209	32.7	2,029	33.8
Income from operations	3,095	45.9	2,788	46.4
Other income	(10)	(0.2)	12	0.2
Income from operations before taxes	3,085	45.7	2,800	46.6
(Provision for) income taxes	(1,005)	(14.9)	(891)	(14.8)
Net income	$2,080	30.8%	$1,909	31.8%

Net Revenues

Consolidated net revenues increased by 12.2% or $736,000 to $6.75 million in the third fiscal quarter of Fiscal Year 2017 (“3QFY17”) from $6.01 million in the third fiscal quarter of Fiscal Year 2016 (“3QFY16”). This net increase was due to a $284,000 increase in revenues generated by our Lancaster Division, representing a 6.1% increase over 3QFY16, along with an increase of $453,000 or 33.6% in revenues of our Buffalo Division to $1.80 million in 3QFY17 from $1.35 million in 3QFY16. Consolidated software and software-related sales increased $223,000 or 4.9%, while consolidated consulting and analytical study revenues increased $513,000 or 34.9% over 3QFY16.

Cost of Revenues

Consolidated cost of revenues increased by $250,000, or 20.9%, in 3QFY17 to $1.45 million from $1.20 million in 3QFY16. Cost of Revenues as a percentage of revenue increased by 1.5% in 3QFY17 to 21.4% as compared to 19.9% in 3QFY16. $209,000 of the increased costs are allocated labor related to increased studies and contracts, and software amortization increase by $50,000.

Gross Profit

Consolidated gross profits increased $486,000 or 10.1%, to $5.30 million in 3QFY17 from $4.82 million in 3QFY16. Our Lancaster Division accounted for a $233,000 increase, which came from a mix of increased software license sales and analytical study revenues, while our Buffalo Division showed a $253,000 increase mainly from consulting revenues. Consolidated Gross profit as a percentage of revenues decreased 1.5% to 78.6% in 3QFY17 from 80.1% in 3QFY16.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $274,000, or 16.3%, to $1.95 million in 3QFY17, from $1.68 million in 3QFY16.

The major increases in SG&A expenses this year compared to last year were:

•	Commissions increased $94,000 – higher commissionable sales in Asia
•	Salaries and Wages increased $94,000 – increases in wages over the prior year, higher increased non-cash stock compensation costs, and a higher percentage of allocated G&A labor by scientific staff.
•	Recruitment and Hiring increased $34,000 – hiring fees and moving costs for increased staffing
•	Acquisition Costs DILIsym Services, Inc.—costs of acquisition during the quarter were $144,000 which included legal, M&A, accounting and other direct acquisition related costs

The major decreases in SG&A expenses this year compared to last year were:

•	Selling expenses decreased by $27,000 web and website redevelopment costs were down over the prior year
•	Professional Fees-Accounting–decreased by $55,000 lower compliance cost associated with Sarbanes-Oxley incurred in the current year

Research and Development

Total research and development cost decreased $19,000 in 3QFY17 compared to 3QFY16. In 3QFY17 we incurred approximately $598,000 of research and development costs, of which $344,000 was capitalized and $254,000 was expensed. In 3QFY16 we incurred approximately $617,000 of research and development costs, of which $269,000 was capitalized and $348,000 was expensed.

Provision for Income Taxes

The provision for income taxes was $1.00 million for 3QFY17 compared to $891,000 for 3QFY16. Our effective tax rate decreased to 32.57% in 3Q17from 34.4% in 3QFY16. This decrease is a result of the effect of tax credits and equity based compensation on earnings in 3QFY17.

Net Income

Net income increased by $171,000 or 8.9%, in 3QFY17 to $2.08 million from $1.91 million in 3QFY16. Net earnings from our Lancaster division were up $36,000 or 2.0% to $1.78 million in 3QFY17. Approximately $144,000 in one-time pretax charges related to the acquisition of DILIsym Services, Inc. were expensed to the Lancaster division in this reporting period, which lowered net income by approximately $97,000 for 3QFY17. Net earnings for our Buffalo division increased by $131,000 or 102.3% to $266,000 in 3QFY17.

Comparison of Nine Months Ended May 31, 2017 and 2016

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Nine Months Ended
	5/31/17		5/31/16

Net revenues	$17,872	100.0%	$16,015	100.0%
Cost of revenues	4,335	24.2	3,542	22.1
Gross profit	13,537	75.8	12,473	77.9
Selling, general and administrative	5,767	32.3	5,080	31.7
Research and development	953	5.3	1,161	7.3
Total operating expenses	6,719	37.6	6,241	39.0
Income from operations	6,818	38.2	6,232	38.9
Other income	19	0.1	(22)	(0.1)
Income from operations before taxes	6,837	38.3	6,210	38.8
(Provision for) income taxes	(2,200)	(12.3)	(2,048)	(12.8)
Net income	$4,637	25.9%	$4,161	26.0%

Net Revenues

Consolidated net revenues increased by 11.6% or $1.86 million to $17.87 million in the first nine months of Fiscal Year 2017 (“9moFY17”) from $16.01 million in the first nine months of Fiscal Year 2016 (“9moFY16). $895,000 of this increase was from revenues generated by our Buffalo Division, representing a 20.8% increase over 9moFY16. Net revenues of the Lancaster Division increased $963,000, or 8.2%, to $11.72 million for 9moFY17 from $11.72 million in 9moFY16. Consolidated software and software-related sales increased $751,000, or 6.7%, in 9moFY17, while consolidated consulting and analytical study revenues increased $1.11 million, or 23.2%, over 9moFY16.

Cost of Revenues

Consolidated cost of revenues increased by 22.4% or $793,000 in 9moFY17 to $4.33 million from $3.54 million in 9moFY16. The increase came mainly from $472,000 of increased labor related to studies and contracts, $65,000 of increased costs associated with training programs, increased software amortization of $129,000, and $108,000 of direct contract-related expenses. Consolidated cost of revenues as a percentage of revenue increased from 22.1% in 9moFY16 to 24.2% in 9moFY17.

Gross Profit

Consolidated gross profit increased $1.06 million or 8.5%, to $13.53 million in 9moFY17 from $12.47 million in 9moFY16. $415,000 of this increase in gross margin is from our Buffalo Division, which showed a 56.9% gross margin on $5.19 million in revenues for 9moFY17. Our Lancaster Division accounted for $649,000 of the increase, showing an 83.4% gross margin for the nine-month period.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $687,000 or 13.5%, to $5.77 million in 9moFY17 from $5.08 million in 9moFY16.

•	Salaries and Wages increased $183,000 – increases in wages, taxes, and benefits over the prior year, higher annual bonuses paid based on increased profit, increased non-cash stock compensation costs, and a higher percentage of allocated G&A labor by scientific staff
•	Commission expense increased $102,000 – higher commissionable sales in Asia
•	Professional fees increased $316,000 – this increase is the result of the company’s transition to accelerated filer status and the cost of the Company’s Sarbanes-Oxley internal-control-related costs, as well as additional accounting compliance and legal costs associated with reviews of our proxy, 10-K, Equity Incentive Plan, and other corporate documents
•	Acquisition Costs DILIsym Services, Inc.—costs of acquisition during the nine months were $261,000, which included legal, M&A, accounting and other direct acquisition related costs

The major decreases in SG&A expenses this year compared to last year were:

•	Selling expenses decreased by $53,000 mostly as advertising and website redevelopment costs were down over the prior year
•	Travel and Entertainment decreased by $45,000 – lower cost of conference attendance and foreign travel

Research and Development

We incurred approximately $1.89 million of research and development costs during 9moFY17. Of this amount, $928,000 was capitalized software development costs and $952,000 was expensed. We incurred approximately $1.97 million of research and development costs during 9moFY16. Of this amount, $814,000 was capitalized software development costs and $1.16 million was expensed.

Other income (expense)

Other income increased $41,000 in 9moFY17 and showed income of $19,000 in 9moFY17 compared to an expense of $21,000 in 9MoFY16. Foreign currency exchange gains accounted for this change due to the dollar strengthening in relation to the Japanese yen.

Provision for Income Taxes

The provision for income taxes was $2.20 million for 9moFY17 compared to $2.05 million for 9moFY16. Our effective tax rate decreased to 32.2% in 9moFY17, down from 33.0% in 9moFY16 due mainly to the effect of stock-based compensation.

Net Income

Net income increased by $476,000, or 11.4%, to $4.64 million in 9moFY17 from $4.16 million in 9moFY16. The increase comes from revenue growth in both divisions of the Company. Net earnings from our Lancaster division were up $260,000 or 7% to $3.95 million in 9moFY17 from $3.69 million in 9moFY16. Approximately $261,000 in one-time pretax charges related to the acquisition of DILIsym Services, Inc. were expensed to the Lancaster division in 9moFY17, which lowered net income by approximately $177,000. Net earnings for our Buffalo division increased by $216,000 or 45.9% to $687,000 in 9moFY17 from $471,000 in 9moFY16.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of May 31, 2017 and August 31, 2016, we had cash and cash equivalents of $8.25 million and $8.03 million, respectively. We do not hold any investments that are exposed to market risk related to changes in interest rates, which could adversely affect the value of our assets and liabilities, and we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the three months and nine months ended May 31, 2017 and 2016 we sold $795,000 and $466,000, and $1.77 million and $1.73 million, respectively, of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables is subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of May 31, 2017, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2017 we had implemented additional measures to remediate the underlying causes of the material weaknesses related to Information Technology General Controls identified in our annual report for the year ended August 31, 2016, including enhancing our internal documentation and monitoring approach to ensure that all GITC procedures designed to restrict access to applications and data are operating in an optimal manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel.

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

In June 2017 the Plaintiff settled the case with certain of the Defendants; the case was dismissed on June 20, 2017. The Company incurred no liability as part of the settlement and has been dismissed with prejudice.

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

n)	Our quarterly and annual operating results fluctuate and may continue to fluctuate in the future, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially. We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock. Our results of operations in any quarter or annual period have varied in the past and may vary from quarter to quarter or year to year and are influenced by such factors as:

a.	changes in the general global economy;
b.	the number and scope of ongoing client engagements; the commencement, postponement, delay, progress, completion, or cancellation of client contracts in the quarter;
c.	changes in customer budget cycles;
d.	the number and scope of ongoing client engagements;
e.	the commencement, postponement, delay, progress, completion, or cancellation of client contracts in the quarter;
f.	changes in the mix of our products and services;
g.	competitive pricing pressures;
h.	the extent of cost overruns;
i.	buying patterns of our clients;
j.	budget cycles of our clients;
k.	the effect of potential acquisitions and consequent integration;
l.	the timing of new product releases by us or our competitors;
m.	general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers’ access to capital;
n.	changes in tax laws, rules, regulations, and tax rates in the locations in which we operate;
o.	the timing and charges associated with completed acquisitions and other events;
p.	the financial performance of the limited partnerships in which we invest; and
q.	exchange rate fluctuations.

o)	We derive a significant percentage of our revenues from a concentrated group of customers and the loss of more than one of our major customers could materially and adversely affect our business, results of operations or financial condition. Three customers accounted for 10% (a dealer account in Japan representing various customers), 7% and 6% of net sales for fiscal year 2016. Three customers accounted for 10% (a dealer account in Japan representing various customers), 8% and 6% of net sales for fiscal year 2015. Two customers accounted for 14% (actually a dealer account in Japan representing various customers), and 8% of net sales for fiscal year 2014. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations, or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.

p)	A significant portion of our operating expenses is relatively fixed and planned expenditures are based in part on expectations regarding future revenues. Accordingly, unexpected revenue shortfalls may decrease our gross margins and could cause significant changes in our operating results from year to year. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

q)	If our customers cancel their contracts or terminate or delay their clinical trials, we may lose or delay revenues and our business may be harmed. Certain of our customer contracts are subject to cancellation by our customers at any time with limited notice. Customers engaged in clinical trials may terminate or delay a clinical trial for various reasons, including the failure of the tested product to satisfy safety or efficacy requirements, unexpected or undesired clinical results, decisions to deemphasize a particular product or forgo a particular clinical trial, decisions to downsize clinical development programs, insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required clinical supplies. Any termination or delay in the clinical trials would likely result in a consequential delay or termination in those customers’ service contracts. We have experienced terminations and delays of our customer service contracts in the past (although no such past terminations have had a significant impact on our results of operations) and we expect to experience additional terminations and delays in the future. The termination of single-study arrangements could result in decreased revenues and the delay of our customers’ clinical trials could result in delayed professional services revenues, which could materially harm our business.

r)	If our security is breached, our business could be disrupted, our operating results could be harmed, and customers could be deterred from using our products and services. Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including clinical data, financial information, and other sensitive information relating to our customers, company, and workforce. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems (including, among other methods, cyber- attacks or social engineering) that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.

s)	Any failure by us to properly protect customer data we possess or are deemed to possess in connection with the conduct of clinical trials, could subject us to significant liability. Our customers use our solutions to collect, manage, and report information in connection with the conduct of clinical trials. This information may be considered our customers’ proprietary information. Since we receive and process our customers’ data from customers utilizing our hosted solutions, there is a risk that we could be liable if there were a breach of any obligation to a protected person under contract, standard of practice, or regulatory requirement. If we fail to properly protect our customers’ data that is in our possession or deemed to be in our possession, we could be subjected to significant liability and our reputation would be harmed.

t)	We rely upon a single internal hosting facility and Amazon Web Services to deliver our solutions to our customers and any disruption of or interference with our hosting systems, operations, or use of the Amazon Web Services could harm our business and results of operations. Substantially all of the computer hardware necessary to deliver our CRO and KIWI solutions is located at our internal hosting facility in Buffalo, New York. In addition to our dedicated hosting facility, we utilize third-party cloud computing services from Amazon Web Services ("AWS") to help us efficiently scale our cloud-based solutions and provide training. Because we cannot easily switch our AWS-serviced operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations, and our business would be adversely impacted. Our systems and operations or those of AWS could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war, and similar events. The occurrence of a natural disaster, an act of terrorism or other unanticipated problems at our or AWS' hosting facilities could result in lengthy interruptions in our service. Although we and AWS maintain backup facilities and disaster recovery services in the event of a system failure, these may be insufficient or fail. Any system failure, including network, software, or hardware failure, that causes an interruption in our Buffalo data center or our use of AWS or that causes a decrease in responsiveness of our cloud-based solutions could damage our reputation and cause us to lose customers, which could harm our business and results of operations. Our business may be harmed if our customers and potential customers believe our service is unreliable.

u)	Defects or errors in our software applications could harm our reputation, result in significant cost to us and impair our ability to market our solutions. Our software applications are inherently complex and may contain defects or errors, some of which may be material. Errors may result from our own technology or from the interface of our cloud-based solutions with legacy systems and data, which we did not develop. The risk of errors is particularly significant when a new product is first introduced or when new versions or enhancements of existing products are released. The likelihood of errors is increased when we do more frequent releases of new products and enhancements of existing products. We have, from time to time, found defects in our solutions. Although these past defects have not resulted in any litigation against us to date, we have invested significant capital, technical, managerial, and other resources to investigate and correct these past defects and we have needed to divert these resources from other development efforts. In addition, material performance problems or defects in our solutions may arise in the future. Material defects in our cloud-based solutions could result in a reduction in sales, delay in market acceptance of our solutions, or credits or refunds to our customers. In addition, such defects may lead to the loss of existing customers and difficulty in attracting new customers, diversion of development resources, or harm to our reputation. Correction of defects or errors could prove to be impossible or impractical. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

v)	If we are not able to reliably meet our data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed and customer contracts may be terminated. As part of our current business model, we deliver our software over the Internet and store and manage hundreds of terabytes of data for our customers, resulting in substantial information technology infrastructure and ongoing technological challenges, which we expect to continue to increase over time. If we do not reliably meet these data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed, leading to reduced revenues and increased expenses. Our hosting services are subject to service-level agreements and, in the event that we fail to meet guaranteed service or performance levels, we could be subject to customer credits or termination of these customer contracts. If the cost of meeting these data storage and management requirements increases, our results of operations could be harmed.

w)	Some of our software solutions and services utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business. Some of our software solutions utilize software covered by open source licenses. Open source software is typically freely accessible, usable and modifiable, and is used by our development team in an effort to reduce development costs and speed up the development process. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user's software to disclose publicly part or all of the source code to the user's software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms. While we monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose or make available the source code to the related product or solution, such use could inadvertently occur. This could harm our intellectual property position and have a material adverse effect on our business.

x)	We may be unable to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights. Our success is heavily dependent upon our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition, and assignment-of-inventions agreements. The steps we take to protect these rights may not be adequate to prevent misappropriation of our technology by third parties, or may not be adequate under the laws of some foreign countries, which may not protect our intellectual property rights to the same extent as do the laws of the United States. Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. In addition, there remains the possibility that others will “reverse engineer” our products in order to introduce competing products, or that others will develop competing technology independently. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, results of operations or financial condition.

y)	Current and future litigation against us, which may arise in the ordinary course of our business, could be costly and time consuming to defend. We are subject to claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Third parties may in the future assert intellectual property rights to technologies that are important to our business and demand back royalties or demand that we license their technology. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover such claims, may not be sufficient for one or more such claims, and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, negatively affecting our business, results of operations, and financial condition.

z)	We could incur substantial costs resulting from product liability claims relating to our products or services or our customers’ use of our products or services. Any failure or errors in a customer’s clinical trial caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although we are generally entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers’ use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, may divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, a court may not enforce our indemnification right if the customer challenges it or the customer may not be able to fund any amounts for indemnification owed to us. In addition, our existing insurance coverage may not continue to be available on reasonable terms or may not be available in amounts sufficient to cover one or more large claims, or the insurer may disclaim coverage as to any future claim.

aa)	Our Buffalo Subsidiary (Cognigen) depends on the clinical trial market, and a downturn in this market could cause our revenues to decrease. Our Buffalo business depends entirely on the clinical trials conducted or sponsored by pharmaceutical, biotechnology and medical device companies, CROs, and other entities. Our revenues may decline as a result of conditions affecting these industries, including general economic downturns, increased consolidation, decreased competition, or fewer products under development. Other developments that may affect these industries and harm our operating results include product liability claims, changes in government regulation, changes in governmental price controls or third-party reimbursement practices, and changes in medical practices. Disruptions in the world credit and equity markets may also result in a global downturn in spending on research and development and clinical trials and may impact our customers’ access to capital and their ability to pay for our solutions. Any decrease in research and development expenditures or in the size, scope, or frequency of clinical trials could materially adversely affect our business, results of operations, or financial condition.

bb)	As a public company, we may incur significant administrative workload and expenses in connection with new and changing compliance requirements. As a public company with common stock listed on The NASDAQ Stock Market, we must comply with various laws, regulations and requirements. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules adopted by the SEC and by The NASDAQ Stock Market, may result in increased general and administrative expenses and a diversion of management's time and attention as we respond to new requirements.

cc)	We have been paying quarterly dividends on our common stock, and although there has been a consistent track record of paying these dividends, the Board of Directors may suspend the dividend, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock. Should the Board of Directors suspend the dividend and decide to use those funds to invest more into the business, you may not receive any dividends on your investment in our common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Shares of our common stock may depreciate in value or may not appreciate in value.

dd)	Risks Related to Our Common Stock - The price of our common stock may fluctuate significantly and investors could lose all or part of their investments. Shares of our common stock were sold in our initial public offering ("IPO") in 1996 at a price of $1.25 per share (on a post-split basis), and our common stock has subsequently traded as high as $13.00 and as low as $0.38 from our IPO through May 31, 2017. However, an active, liquid, and orderly market for our common stock on The NASDAQ Stock Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

a.	our quarterly or annual earnings or those of other companies in our industry;
b.	announcements by us or our competitors of significant contracts or acquisitions;
c.	changes in accounting standards, policies, guidance, interpretations, or principles;
d.	general economic and stock market conditions, including disruptions in the world credit and equity markets;
e.	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;
f.	future sales of our common stock; and
g.	the other factors described in these “Risk Factors.”

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

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

N/A

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto. (13)^
3.1	Articles of Incorporation of the Company. (5)
3.2	Amended and Restated Bylaws of the Company. (5)
4.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 hereof)
4.2	Amended and Restated Bylaws of the Company. (incorporated by reference to Exhibit 3.2 hereof)
4.3	Form of Common Stock Certificate (1)
4.4	Share Exchange Agreement (1)
10.1	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto (1) (†)
10.2(a)	Exclusive License Software Agreement by and between the Company and Therapeutic Systems Research Laboratories dated June 30, 1997. (2)

10.2(b)	Termination and Non-Assertion Agreement entered into on May 15, 2014 by and between the Company and TSRL, Inc. (11)
10.3(a)	The Company’s 2007 Stock Option Plan. (3) (†)
10.3(b)	The Company’s 2007 Stock Option Plan as amended as of December 6, 2013. (10) (†)
10.4(a)	Lease dated May 12, 2005 by and between Freeway Ventures, LLC and the Company. (6)
10.4(b)	Notice of Election to Extend Term of Lease by and between the Company and Crest Development LLC (formerly Freeway Ventures LLC) dated July 29, 2010.(4)
10.4(c)	One Amendment to Lease by and between the Company and Crest Development LLC entered into as of May 23, 2013. (8)
10.4(d)	Second Amendment to Lease by and between the Company and Crest Development LLC Entered into as of May 1 2016
10.5	Stock Purchase Agreement by and among the Company, Words+, Inc., and Prentke Romich Company dated November 15, 2011. (7)
10.6	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 22, 2011. (5) (†)
10.7	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 22, 2013. (9) (†)
10.8	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 28, 2014. (12) (†)
10.9	Employment Agreement by and between the Company and Thaddeus H Grasela Jr. dated as of September 2, 2014. (12) (†)
10.10	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of July 9, 2015. (9) (†)
10.11	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 8, 2016. (9) (†)
10.12	2017 Equity Incentive Plan
10.13	Stock Purchase Agreement by and among Simulation Plus, Inc., DILIsym Services, Inc., The Shareholders’ Representative and The Shareholders of DILIsym Services, Inc**
31.1	Section 302 – Certification of the Principal Executive Officer*
31.2	Section 302 – Certification of the Principal Financial Officer*
32.1	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(11)     Incorporated by reference to the Company’s Form 8-K filed May 19, 2014.

(12)     Incorporated by reference to the Company’s Form 8-K filed September 4, 2014.

(13)     Incorporated by reference to the Company’s Form 8-K/A filed November 18, 2014.

(14)     Incorporated by reference to the Company’s Form 8-K filed July 15, 2015.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 10, 2017.

Simulations Plus, Inc.

Date:	July 10, 2017	By: /s/ John R Kneisel
John R. Kneisel
Chief Financial Officer

