Form 10-K
period 2017-08-31
SIMULATIONS PLUS INC
filed 2017-11-14
CIK 1023459

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes    ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 28, 2017, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date, was approximately $106,370,782. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of November 14, 2017, 17,284,792 shares of the registrant’s common stock were outstanding.

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

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2017

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

PART I

ITEM 1 –BUSINESS

As used in this report, each of the terms “we,” “us,” “our,” the “Company” and “Simulations Plus” refers to Simulations Plus, Inc. and its wholly owned subsidiaries Cognigen Corporation, of Buffalo, New York, and DILIsym Services, Inc of Research Triangle Park, North Carolina, unless otherwise stated or the context otherwise requires.

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of groundbreaking drug discovery and development software for mechanistic modeling and simulation, for machine-learning-based prediction of properties of molecules solely from their structure, and is exploring the application of its machine-learning technologies in other industries, including aerospace/military and general healthcare. Our pharmaceutical/chemistry software is licensed to major pharmaceutical, biotechnology, agrochemical, and food industry companies and to regulatory agencies worldwide for use in the conduct of industry-based research. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and for submissions to regulatory agencies. Simulations Plus is headquartered in Southern California, with offices in Buffalo, New York, and Research Triangle Park, North Carolina, and its common stock trades on the NASDAQ Capital Market under the symbol “SLP.”

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

In June 2017, Simulation Plus acquired DILIsym Services, Inc (DILIsym) as a wholly owned subsidiary pursuant to a stock purchase agreement dated May 1, 2017. On June 1, 2017, the Company consummated the acquisition of all outstanding equity interests of DILIsym pursuant to the terms of the Stock Agreement, with DILIsym becoming a wholly owned subsidiary of the Company. We believe the combination of Simulations Plus and DILIsym provides substantial future potential based on the complementary strengths of each of the companies. The acquisition of DILIsym positions the Company as the leading provider of Drug Induced Liver Injury (DILI) modeling and simulations software and contract research services. In addition to the DILIsym® software for analysis of potential drug-induced liver injury, DILIsym Services, Inc. also has developed a simulation program for analyzing nonalcoholic fatty liver disease (NAFLD) called NAFLDsym™. The difference between DILIsym and NAFLDsym is that DILIsym estimates the potential for a particular drug molecule to induce liver injury, while NAFLDsym estimates the likelihood of new molecules to treat nonalcoholic fatty liver disease, and is unique to the mechanisms involved in such treatment. As such, DILIsym can be a single program that addresses a wide variety of molecules across various companies, while NAFLDsym requires customizing the software for each mechanism of action. Both the DILIsym and NAFLDsym software programs require outputs from physiologically based pharmacokinetics (PBPK) software as inputs. The GastroPlus™ software from Simulations Plus provides such information; thus, the integration of these technologies will provide a seamless capability for analyzing the potential for drug-induced liver injury for new drug compounds and for investigating the potential for new therapeutic agents to treat nonalcoholic fatty liver disease.

We are a global leader focused on improving the ways scientists use knowledge and data to predict the properties and outcomes of pharmaceutical and biotechnology agents, and provide the most comprehensive suite of software and consulting services ranging from early drug discovery through development, clinical trials, and post-patent support to generic pharmaceutical companies. Our innovations in integrating new and existing science in medicinal chemistry, computational chemistry, pharmaceutical science, biology, physiology, systems pharmacology/toxicology, and machine learning into our software have made us the leading software provider for physiologically based pharmacokinetics (PBPK) modeling and simulation, prediction of molecular properties from structure, and analysis of drug-induced liver injury and nonalcoholic fatty liver disease.

We generate revenue by delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies use our software programs and scientific knowledge to guide early drug discovery (molecule design and screening), preclinical, and clinical development programs. They also use it to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial design, avoid toxicological problems, and simulate outcomes in special populations, such as the elderly and pediatric patients.

PRODUCTS

General

We currently offer ten software products for pharmaceutical research and development: five simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus™; DDDPlus™; MembranePlus™; DILIsym; and NAFLDsym; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor™; MedChem Designer™; and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite™); our newest program which is designed for rapid clinical trial data analysis and regulatory submissions called PKPlus™; and one program called KIWI™ from our Cognigen division that provides an integrated platform for data analysis and reporting through our proprietary secure cloud.

GastroPlus

Our flagship product, and currently our largest single source of software revenue, is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently the most widely used commercial software of its type by pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. The FDA currently has 30 floating GastroPlus licenses shared across various divisions.

Because of the widespread use of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (OrBiTo). OrBiTo, begun in 2012 and completed in 2017, was an international collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of the European Union, our participation in this project was at our own expense, while other members were compensated for their work; however, we were a full member with access to all of the data and discussions of all other members. We believe our investment to participate in this initiative enabled us to benefit from, and to contribute to, advancing the prediction of human oral bioavailability from preclinical data, and ensured that we are well-known to member pharmaceutical companies and regulatory agencies.

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

In September 2014, we entered into a research collaboration agreement (RCA) with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosing Routes Module of GastroPlus. The objective of this agreement is to provide a tool for generic companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. Under this RCA, we receive up to $200,000 per year. This RCA could be renewed for up to a total of three years based on the progress achieved during the project. After a successful second year, the RCA was renewed for its third year in September 2016, and was completed in September 2017.

We were awarded another RCA by the FDA in September 2015, this one to expand the capabilities of GastroPlus to simulate the dosing of long-acting injectable microspheres. This type of dosage form is usually injected via subcutaneous or intramuscular routes, but can also be used for ocular dosing. Once again, this RCA provides up to $200,000 per year for up to three years. Under this agreement, we are developing simulation models to deal with the very slow dissolution/decomposition of the microsphere carrier material that gradually releases the active drug over periods as long as weeks or months. After a successful second year, the RCA was renewed for the third year in September 2017, and will expire in September 2018 unless further renewed.

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

Version 9.6 is now in development and release is expected in early calendar 2018. This version will add a number of important new capabilities, including improvements to absorption, metabolism, drug-drug interaction, and output reporting, among others.

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

Version 6.0 of DDDPlus is in final development testing and will offer a series of new capabilities, including:

•	simulation of the in vitro dissolution of long-acting injectable dosage forms
•	simulation of the in vitro dissolution of controlled release bead formulations
•	improved simulation of transfer assay experiments
•	ability to fit models from precipitation experiments
•	new dissolution apparatus models
•	improved output reporting

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

Version 2.0 of MembranePlus is in final development testing. This version will add:

•	simulation of sandwich hepatocyte assays
•	simulation of suspended hepatocyte assays
•	intracellular protein binding
•	integration of ADMET Predictor metabolism predictions
•	improved output reporting

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

We are now in final development testing of PKPlus version 2.0, which has incorporated a wide variety of requested features from current users as well as evaluators of version 1.0,including:

•	21 CFR Part 11 compliance for audit trail and validation
•	nonparametric superstition for analysis of multiple dose pharmacokinetics
•	ability to edit input data prior to incorporating it into a project
•	ability to save templates for various types of analyses to reduce the time required when working with new datasets
•	new statistics graphical outputs
•	command line version for rapid validation and for batch processing

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

We released version 8.1 in January 2017. This new release includes:

•	Both 64-bit and 32-bit executables, making it possible to handle larger data sets
•	Optimization of spreadsheet and model-building functions to improve efficiency
•	Model-building in ADMET Modeler has been streamlined and made much more efficient
•	The MedChem Studio™ Module includes combinatorial substituent and scaffold replacement operations
•	New in silico Ames tests have been added to produce reliable confidence predictions and are more broadly applicable
•	ADMET Risk™ scores are now accessible graphically in histograms

The release of version 8.5 is imminent. This new version will include:

•	a new Simulation Module to predict absorption and bioavailability for libraries of molecules from their structure
•	ability to optimize doses to achieve desired steady-state concentrations
•	new property models for rat fraction unbound in plasma, blood/plasma concentration ratio, and metabolism by certain enzymes
•	all MedChem Studio™ features now available through the same graphical user interface as ADMET Predictor
•	new synthetic difficulty model
•	improved visualization
•	multithreading and other speed enhancements

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

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule-drawing program, or “sketcher”, but now has capabilities exceeding those of other molecule-drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule-drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license, the chemist would see the entire approximately 150 predictions that are available. Over 22,000 copies of MedChem Designer have been downloaded by scientists around the world to date.

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

MedChem Studio™

MedChem Studio has been integrated into the ADMET Predictor platform, but can still be licensed separately without requiring a license for ADMET Predictor. MedChem Studio is a powerful software tool that is used both for data mining and for de novo design of new molecules. In its data-mining role, MedChem Studio facilitates searching large chemical libraries to find molecules that contain identified substructures, and it enables rapid identification of clusters (classes) of molecules that share common substructures. We have now merged MedChem Studio with ADMET Predictor so that either program can be entered through the same interface, and the communication between the two programs is enhanced through the seamless integration of both technologies. We believe this will enhance the attractiveness of both ADMET Predictor and MedChem Studio to medicinal and computational chemists.

While MedChem Designer can be used to refine a small number of molecules, MedChem Studio can be used to create and screen (with ADMET Predictor) very large numbers of molecules down to a few promising lead candidates. MedChem Studio has features that enable it to generate new molecular structures using a variety of de novo design methods. When MedChem Studio is used with ADMET Predictor and MedChem Designer (the combination of which we refer to as our ADMET Design Suite), we believe the programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high-throughput screening experiments to find the most promising classes (groups of molecules with a large common part of their structures) and molecules that are active against a particular target. In addition, MedChem Studio can take an interesting (but not acceptable) molecule and, using a variety of design algorithms, quickly generate many thousands to millions of high quality analogs (similar new molecules). These molecules can then be screened using ADMET Predictor to find molecules that are predicted to be both active against the target and acceptable in a variety of ADMET properties. We demonstrated the power of the ADMET Design Suite during two NCE (new chemical entity) projects wherein we designed lead molecules to inhibit the growth of the plasmodium falciparum malaria parasite in one study, and lead molecules that were able to inhibit two targets at the same time: COX-1 and COX-2. In each case, we announced ahead of time that we were attempting to do this, and we reported the results when the projects were complete. Every molecule we designed and had synthesized hit their targets in both projects, clearly demonstrating the power of the ADMET Design Suite.

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

DILIsym

The DILIsym software is a quantitative systems pharmacology (QSP) program that has been in development since 2011. QSP software models are based on the fundamental understanding of complex biological pathways, disease processes, and drug mechanisms of action, integrating information from experiments and forming hypotheses for the next experimental model. DILIsym deals with the propensity for some drug molecules to induce temporary or permanent changes in biological functions within liver cells (hepatocytes) that can result in damage to the liver. Some drugs cause temporary changes in liver function but the body soon compensates and liver function returns to normal. Other drugs cause liver function to permanently decline as they continue to be taken. The DILIsym software models a variety of interactions within the hepatocytes to determine whether a particular drug molecule interrupts normal signaling pathways in a manner to induce injury to the cells.

NAFLDsym

Where DILIsym is used to investigate the likelihood that a known drug molecule would cause injury to the liver, NAFLDsym is concerned with a liver that is already diseased by excess fat and investigated the likelihood that various molecules might provide beneficial therapeutic benefits to treat or cure the disease. DILIsym can be considered a “shrink wrap” software product, usable across many companies and drug development projects. NAFLDsym, on the other hand, requires modification for each of a number of different mechanisms of action that potential new drug compounds could use to treat the disease, and so is a customized tool used in consulting projects for each new client project.

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

We currently are working with the FDA on two Research Collaboration Agreements (RCAs): the funded efforts for long-acting injectable microspheres and the unfunded IVIVC effort, both described above under “GastroPlus”. We also successfully completed the third year of our funded collaboration for ocular dosing just after the end of FY2017.

Pharmacometric Modeling

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments as well as clinical trials of new and existing pharmaceutical products, typically working on 30-40 drug projects per year. Traditionally, the model-based analysis of clinical trial data was different from the modeling analysis offered by GastroPlus; the former relied more on statistical and semi-mechanistic models, whereas the latter is based on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on a detailed understanding of the human body and the chemistry of the drug and involve mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models guide drug formulation design and dose selection. Beginning in 2014, the U.S. F.D.A and other regulatory agencies began to emphasize the need to push mechanistic PBPK modeling and simulation into clinical pharmacology, and we have seen the benefit of having our clinical pharmacology team in the Cognigen division and our scientists in our Lancaster, California (Simulations Plus) division working together to achieve this goal.

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

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (aka Therapeutic Systems Research Laboratories) (TSRL), pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and nonassertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000. All payments have now been made as of April 2017. Our payment obligation is being amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. To date, this has resulted in expense savings over $950,000 compared to the royalty payments that would have been paid to TSRL if paid consistent with past practices.

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

We provide support to the GastroPlus User Group in Japan, which was organized by Japanese researchers in 2009. In early 2013, a group of scientists in Europe and North America organized another GastroPlus User Group following the example set in Japan. Nearly 1,000 members have joined this group to date. We support this group through coordination of online meetings each month and managing the user group web site for exchange of information among members. These user groups provide us valuable feedback with respect to desired new features and suggested interface changes.

PRODUCTION

Our pharmaceutical software products are designed and developed by our development teams in California (Lancaster, Gureneville, San Jose, and San Diego), North Carolina (Research Triangle Park), and New York (Buffalo). In addition, our Chief Executive Officer works primarily from Auburn, Alabama. Our products and services are now delivered electronically – we no longer provide CD-ROMs and printed manuals or reports.

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research, and marketing resources that are larger than ours. Our management believes there is currently no significant competitive threat to GastroPlus; however, in spite of a high barrier to entry, one could be developed over time. Our new PKPlus software product will compete with one major and a few minor software programs; however, the capabilities and design features of PKPlus, along with more affordable licensing, are expected to generate significant interest. MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry. We believe DILIsym and NAFLDsym enjoy a unique market position, with no significant competition.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing. Smaller companies generally need to outsource a greater percentage of this research. Thus, we compete not only with other software suppliers, but also with the in-house development teams at some of the larger pharmaceutical companies.

Although competitive products exist, both new licenses and license renewals for GastroPlus have continued to grow. We believe that we enjoy a dominant market share in this segment. We believe our ADMET Predictor/ADMET Modeler, MedChem Studio, MedChem Designer, DDDPlus, MembranePlus, PKPlus, KIWI, DILIsym, and NAFLDsym software offerings are each unique in their combination of capabilities and we intend to continue to market them aggressively.

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

RESEARCH AND DEVELOPMENT

Research and development (R&D) activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to Be Sold Leased, or Marketed”. R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, laboratory testing, and R&D consulting, were approximately $2,743,000 during fiscal year 2017, of which $1,376,000 was capitalized. R&D expenditures were approximately $2,641,000 during fiscal year 2016, of which $1,196,000 was capitalized. R&D expenditures during fiscal year 2015 were approximately $2,496,000 during fiscal year 2015, of which $1,168,000 was capitalized.

CUSTOMERS

Our customers include large, medium-sized and smaller biotech and pharmaceutical companies, universities, and regulatory agencies and other government organizations. We concentrate on serving the needs of our customers in drug discovery, development, clinical trials, and post-patent generic formulation development. Our current customer base is highly fragmented, with the exception of 2017 the 2 largest customers each made up 7% of our revenues.

SEASONALITY

We have traditionally experienced seasonal revenue weakness during our fiscal fourth quarter (June-August) due to summer vacations and reduced activities at our customers’ sites. Though our net sales figures for any quarter are not necessarily indicative of sales for any future period, our pharmaceutical software is typically licensed on an annual basis which means renewals usually fall in the same quarter year after year.

ENVIRONMENTAL MATTERS

We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings or competitive position with respect to any of our operations.

EMPLOYEES

As of August 31, 2017, Simulations Plus and its subsidiaries Cognigen Corporation and DILIsym, employed a total of 86 employees, including 83 full-time employees and 3 part-time employee, including 67 in technical and research and development, 7 in marketing and sales, 12 in administration and accounting. Currently 39 employees hold Ph.Ds. in their respective science or engineering disciplines, and 19 employees hold one or more Master’s degrees. Most of the senior management team and the members of our Board of Directors hold graduate degrees.

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

ITEM 1A – RISK FACTORS

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical changes, and international operations. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity. The risks described below could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this Annual Report on Form 10-K, the information incorporated herein by reference, and those forward-looking statements we may make from time to time. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Certain Risks Related to Our Marketplace and Environment

Our ability to sustain or increase revenues will depend upon our success in entering new markets, continuing to increase our customer base, and in deriving additional revenues from our existing customers.

Our products are currently used primarily by molecular modeling and simulation specialists in pharmaceutical, biotechnology, agrotech, cosmetics, and government research organizations. One component of our overall business strategy is to derive more revenues from our existing customers by expanding their use of our products and services. Such strategy would have our customers utilize our scientific informatics platforms and our tools and components to leverage vast amounts of information stored in both corporate databases and public data sources in order to make informed scientific and business decisions during the research and development process. In addition, we seek to expand into new markets, and new areas within our existing markets, by acquiring businesses in these markets, attracting and retaining personnel knowledgeable in these markets, identifying the needs of these markets, and developing marketing programs to address these needs. If successfully implemented, these strategies would increase the usage of our software and services by biologists, chemists, engineers, and informaticians operating within our existing pharmaceutical, biotechnology, and chemical customers, as well as by new customers in other industries. However, if our strategies are not successfully implemented, our products and services may not achieve market acceptance or penetration in targeted new departments within our existing customers or in new industries. As a result, we may incur additional costs and expend additional resources without being able to sustain or increase revenue.

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

The market for computer-aided design modeling and simulation products for the life science industry is intensely competitive. Although the average price of our software licenses has increased slightly or remained relatively constant for fiscal 2015, 2016, and 2017, we may experience a decline in the future. In response to increased competition and general adverse economic conditions in this market, we may be required to modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities.

Our research and development operations and administrative functions are primarily conducted at our facilities in Lancaster, California, Buffalo, New York and Research Triangle Park, North Carolina. Although we have contingency plans in effect for natural disasters or other catastrophic events, the occurrence of such events could still disrupt our operations. For example, our Lancaster, California facility is located in a state that is particularly susceptible to earthquakes. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

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

 Any negative commentaries made by any regulatory agencies or any failure by us to comply with applicable regulations and related guidance could harm our reputation and operating results, and compliance with new regulations and guidance may result in additional costs.

Any negative commentaries made by any regulatory agencies or any failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This could harm our reputation, our prospects for future work, and our operating results. If our operations are found to violate any applicable law or other governmental regulations, we might be subject to civil and criminal penalties, damages, and fines. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business, and damage our reputation.

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

We have intangible assets, including goodwill and other indefinite-lived intangibles, on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, input from accredited valuation consultants, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions might have increased or decreased the estimated fair value of our goodwill and other intangible assets that could potentially result in a different impact to our results of operations. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill or other indefinite-lived intangibles. To the extent goodwill or other indefinite-lived intangibles are impaired, their carrying value will be written down to its implied fair value and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of August 31, 2017, the carrying amount of goodwill and other intangibles was $10,387,198 on our consolidated balance sheet.

Certain Risks Related to Our Operations

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

We derive a significant portion of our total revenue from our operations in international markets. During the years ended August 31, 2017, 2016 and 2015, 38%, 38% and 37% respectively, of our total revenue was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts, including terrorist acts, throughout the world may interfere with our or our customers' activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of US and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees, distributors, and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

Contract research services create a risk of liability.

As a CRO, we face a range of potential liabilities which may include:

•	Errors or omissions in reporting of study detail in preclinical studies that may lead to inaccurate reports, which may undermine the usefulness of a study or data from the study, or which may potentially advance studies absent the necessary support or inhibit studies from proceeding to the next level of testing; and

•	Risks associated with our possible failure to properly care for our clients' property, such as research models, records, work in progress, or other archived materials.

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

At August 31, 2017, we had no borrowed debt and have no need to do so to fund normal operations in the foreseeable future; however, should circumstances require us to incur debt and a lender could not be found to provide that debt, this could have a significant adverse effect on our business, including making it more difficult for us to obtain financing on favorable terms, limiting our ability to capitalize on significant business opportunities, and making us more vulnerable to rising interest rates.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business.

Our success depends to a significant extent on the continued services of our senior management and other members of management. Walter S. Woltosz, our Chief Executive Officer and Chairman of the Board, has held his position since our founding in 1996. We have a one-year employment agreement with Mr. Woltosz and we have employment agreements with our division presidents that range from two to three years. If Mr. Woltosz, our division presidents or other members of senior management do not continue in their present positions, our business may suffer. Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific and technical and managerial personnel. While we have a strong record of employee retention, there is still significant competition for qualified personnel in the software, pharmaceutical and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner, could harm our business.

If we are not successful in selecting and integrating the businesses and technologies we acquire, or in managing our current and future divestitures, our business may suffer.

In September 2014 and June 2017, the Company expanded our business through acquisitions. We continue to search to acquire businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions. Even if completed, acquisitions and alliances involve numerous risks which may include: difficulties in achieving business and continuing financial success; difficulties and expenses incurred in assimilating and integrating operations, services, products, technologies, or pre-existing relationships with our customers, distributors, and suppliers; challenges with developing and operating new businesses, including those which are materially different from our existing businesses and which may require the development or acquisition of new internal capabilities and expertise; challenges of maintaining staffing at the acquired entities, including loss of key employees; potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller(s); the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; diversion of management's attention from other business concerns; acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing shareholders; new technologies and products may be developed which cause businesses or assets we acquire to become less valuable; and risks that disagreements or disputes with prior owners of an acquired business, technology, service, or product may result in litigation expenses and distribution of our management's attention. In the event that an acquired business or technology or an alliance does not meet our expectations, our results of operations may be adversely affected.

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

We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock. Our results of operations in any quarter or annual period have varied in the past and may vary from quarter to quarter or year to year and are influenced by such factors as:

•	changes in the general global economy;
•	the number and scope of ongoing client engagements; the commencement, postponement, delay, progress, completion, or cancellation of client contracts in the quarter;
•	changes in customer budget cycles;
•	the number and scope of ongoing client engagements;
•	the commencement, postponement, delay, progress, completion, or cancellation of client contracts in the quarter;
•	changes in the mix of our products and services;
•	competitive pricing pressures;
•	the extent of cost overruns;
•	buying patterns of our clients;

•	budget cycles of our clients;
•	the effect of potential acquisitions and consequent integration;
•	the timing of new product releases by us or our competitors;
•	general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers’ access to capital;
•	changes in tax laws, rules, regulations, and tax rates in the locations in which we operate;
•	the timing and charges associated with completed acquisitions and other events;
•	the financial performance of the limited partnerships in which we invest; and
•	exchange rate fluctuations.

We derive a significant percentage of our revenues from a concentrated group of customers and the loss of more than one of our major customers could materially and adversely affect our business, results of operations or financial condition.

Three customers accounted for 7% (a dealer account in Japan representing various customers), 7%, and 5% of net sales for fiscal year 2017. Three customers accounted for 10% (a dealer account in Japan representing various customers), 7%, and 6% of net sales for fiscal year 2016. Three customers accounted for 10% (a dealer account in Japan representing various customers), 8%, and 6% of net sales for fiscal year 2015. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations, or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.

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

Shares of our common stock were sold in our initial public offering ("IPO") in 1996 at a price of $1.25 per share (on a post-split basis), and our common stock has subsequently traded as high as $15.85 and as low as $0.38 from our IPO through August 31, 2017. However, an active, liquid, and orderly market for our common stock on The NASDAQ Stock Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;
•	announcements by us or our competitors of significant contracts or acquisitions;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	general economic and stock market conditions, including disruptions in the world credit and equity markets;
•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;
•	future sales of our common stock; and
•	the other factors described in these “Risk Factors.”

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

Our Cognigen subsidiary leases approximately 12,623 square feet of office space in Buffalo, New York. The initial five-year term expires in October 2018; the lease allows for a three-year option to extend to October 2021. The current base rent is $15,638 per month.

In September 2017 DILIsym Services, Inc. signed a 3-year lease for approximately 1,900 rentable square feet of space in Research Triangle Park, North Carolina. The initial three-year term expires in October 2020. The base rent is $3,975 per month with an annual 3% adjustment. Prior to this lease DILIsym was on a month-to-month rental.

Rent expense, including common area maintenance fees for the fiscal years ended August 31, 2017, 2016 and 2015 was $509,600, $491,800, and $488,888, respectively.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

ITEM 3 – LEGAL PROCEEDINGS

Except as described below, we are not a party to any legal proceedings and are not aware of pending legal proceedings.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $0.001 per share, trades on the NASDAQ Capital Market under the symbol “SLP.”

Price Range of Common Stock

The following table shows high and low sales prices for the Company’s common stock for each quarter during the past two fiscal years:

	High	Low
FY16:
Quarter ended November 30, 2015	$10.27	$6.49
Quarter ended February 29, 2016	$11.89	$7.30
Quarter ended May 31, 2016	$9.88	$7.52
Quarter ended August 31, 2016	$8.86	$6.74
FY17:
Quarter ended November 30, 2016	$10.75	$8.10
Quarter ended February 28, 2017	$10.50	$8.81
Quarter ended May 31, 2017	$12.75	$9.70
Quarter ended August 31, 2017	$16.15	$11.50

Holders

As of November 14, 2017, there were 42 shareholders of record.

Dividends

We paid a total of approximately $3.4 million in cash dividends during each of fiscal years 2017, and 2016 as set forth in the table below. We expect to pay quarterly dividends of $0.06 per share of common stock each quarter, subject to declaration by our Board of Directors. However, there can be no assurances that our Board of Directors will continue the dividend distributions for any specified number of quarters.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2016	11/09/2015	11/16/2015	16,996,001	$0.05	$849,800
	1/29/2016	2/05/2016	17,018,001	$0.05	$850,900
	5/02/2016	5/09/2016	17,029,501	$0.05	$851,475
	8/11/2016	8/18/2016	17,221,978	$0.05	$861,099
2017	11/10/2016	11/17/2016	17,226,478	$0.05	$861,324
	1/30/2017	2/6/2017	17,233,758	$0.05	$861,688
	5/08/2017	5/15/2017	17,240,626	$0.05	$862,031
	7/28/2017	8/4/2017	17,268,920	$0.05	$863,446

Shareholder Return Performance Presentation

The following graph compares the cumulative total stockholder return on our common stock of a $100 investment from August 31, 2012 through August 31, 2017 assuming reinvestment of dividends, with a similar investment in the Russell 3000 index (the “Russell 3000”) and with the companies listed in the NASDAQ Composite - Total Returns (“IXIC”), and the S&P600 Health Care Equipment & Services Industry Group Index (SP600-3510). The historical information set forth below is not necessarily indicative of future performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Equity Compensation Plan Information

The following information is provided as of August 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,249,126	$8.51	987,084
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,249,126	$8.51	987,084

Repurchases

There is currently no share repurchase program pending, and the Company has made no repurchases of its securities since fiscal year 2011.

ITEM 6 – SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the fiscal years in the five-year period ended August 31, 2017. We derived the selected consolidated financial data from our audited consolidated financial statements, which should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended August 31,
Statements of operations data	2017[a]	2016	2015[b]	2014[c]		2013[d]
Net Revenues	$24,137,913	$19,972,079	$18,314,248	$11,460,880		$10,070,770
Cost of revenues	6,307,800	4,601,513	4,392,477	1,628,069		1,646,530
Gross margin	17,830,113	15,370,566	13,921,771	9,832,811		8,424,240

SG&A expenses	8,198,184	6,693,691	6,736,767	4,439,665		3,549,495
R&D	1,367,645	1,445,069	1,328,476	952,774		802,374
Total operating expenses	9,565,829	8,138,760	8,065,243	5,392,439		4,351,869

Income from operations	8,264,284	7,231,806	5,856,528	4,440,372		4,072,371

Other income (expense)	(24,017)	4,586	(163,599)	73,925		184,409

Income from operations before income taxes	8,240,267	7,236,392	5,692,929	4,514,297		4,256,780
Provision for income taxes	(2,452,670)	(2,286,256)	(1,849,968)	(1,487,806)		(1,370,182)
Net Income	$5,787,597	$4,950,136	$3,842,961	$3,026,491		$2,886,598

Earnings per share
Basic	$0.34	$0.29	$0.23	$0.19		$0.18
Diluted	$0.33	$0.29	$0.23	$0.18		$0.18

Weighted-average common shares outstanding
Basic	17,239,490	17,028,566	16,864,670	16,173,674		15,996,432
Diluted	17,515,917	17,209,506	17,032,158	16,407,751		16,319,983

Dividend per common share	$0.20	$0.20	$0.20	$0.19		$0.25
Dividends	$3,448,489	$3,413,274	$3,375,566	$3,075,585		$4,001,212

	As of August 31, 2017*
Balance sheet data at year end	2017	2016	2015 *	2014	*	2013	*

Cash and cash equivalents	6,215,718	8,030,284	8,551,275	8,614,929		10,179,298
Net working capital	10,625,437	10,574,712	7,708,494	10,027,035		12,161,266
Total assets	38,512,468	27,814,317	27,133,254	20,865,998		15,878,923
Total liabilities associated with business and intangible acquisitions	5,985,516	1,000,000	3,604,404	2,500,000		–
Total liabilities	12,707,581	5,081,723	7,601,052	5,430,647		1,636,430
Total shareholders’ equity	25,804,887	22,732,594	19,532,202	15,435,351		14,242,493

* Amounts reclassified for presentation used in 2017

Notes to Five-Year Summary

[a] Effective June 1, 2017, we acquired DILIsym Services, Inc. and incurred approximately $620,000 of acquisition related costs in FY2017.

[b] Effective September 2, 2014 we acquired Cognigen Corporation and incurred approximately $308,000 of acquisition related costs in FY 2014 and $410,000 in FY 2015.

[c] In May 2014, the Company entered into an exclusive software licensing agreement with TSRL, Inc. (aka Therapeutic Systems Research Laboratories), pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL.  As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000. All payments were made as of April 2017. The $6,000,000 is being amortized at a constant rate of $600,000 per year until it is completely amortized, after which no further expense will be incurred.

[d] As a tax benefit to shareholders considering the increase in federal income tax for capital gains in 2013, the Board of Directors declared an accelerated cash dividend of $0.14 per share on December 14, 2012, consisting of all of the planned February 2013 dividend of $0.05 per share, plus $0.03 per share of the planned $0.05 dividend per quarter per share for the remaining three fiscal quarters ending in calendar year 2013. The Board decided to do additional dividends later that year.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes included in this Annual Report on Form 10-K.

Management Overview

Fiscal year 2017 highlights:

•	We released ADMET Predictor version 8.1
•	We announced that Simulations Plus was invited to join the European SimInhale Consortium
•	We released GastroPlus version 9.5
•	Dr. Daniel Weiner joined the Board of Directors as an outside director
•	We acquired DILIsym Services, Inc. in a potential $10 million deal
•	We signed a distributor agreement with Quantum Bio Solutions in South Korea
•	We signed a distributor agreement with Electrolab in India
•	We released DILIsym® version 6A
•	We announced the promotion of Mr. John DiBella to president of the Lancaster Simulations Plus division

Fiscal Year 2017 Financial Summary:

•	Consolidated net revenues increased by $4.17 million, or 20.9%, to $24.14 million in fiscal year 2017 from $19.97 million in fiscal year 2016.
•	Consolidated gross margin increased $2.46 million or 16.0%, to $17.83 million in fiscal year 2017 from $15.37 million in fiscal year 2016.
•	Net income from operations increased $1.03 million, or 14.3%, to $8.26 million in fiscal year 2017 from $7.23 million in fiscal year 2016.
•	Net income increased by $837,000, or 16.9%, to $5.79 million in fiscal year 2017 from $4.95 million in fiscal year 2016.
•	Diluted earnings share increased by $0.04 or 14.9% to $0.33 in 2017 from $0.29 from 2016.

Strategy Going Forward:

•

•	Continue to pursue funded and unfunded collaborations in support of improving our products and services
•	Continue to seek accretive acquisitions that complement our existing offerings and expand our markets
•	Continue our aggressive marketing and sales campaign, including numerous scientific conferences and meetings
•	Continue to expand our use of social media and advertising
•	Continue to expand our sales staff, both in-house and in the field
•	Continue to pursue monetizing our artificial intelligence platform in other industries
•	Expand our publishing activities in scientific journals

Fiscal year 2017 was yet another record year. We believe the continued growth of our pharmaceutical software and services business is the result of steadily increasing adoption of simulation and modeling software tools across the pharmaceutical industry, the push by regulatory agencies for increased use of modeling and simulation, and the expertise we offer as consultants to assist companies involved in the research and development of new medicines. We have received a continuing series of study contracts with pharmaceutical companies ranging from several of the largest in the world to a number of medium-sized and smaller companies in the U.S., Europe, and Japan.

Our financial performance has enabled us to maintain significant cash deposits in spite of paying out one-time charges of over $5.5 million during the last six months of FY2017, and to continue to invest in our marketing and sales activities in order to reach a wider customer base, as well as to distribute significant cash dividends to our shareholders.

We do not have any stock repurchase programs currently in place or pending; however, our Board of Directors may consider additional programs from time to time.

Results of Operations

FY17 COMPARED WITH FY16

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2017 (FY17) and August 31, 2016 (FY16) (because of rounding, numbers may not foot).

	Fiscal years ended
	08/31/17		08/31/16
Net sales	$24,138	100.0%	$19,972	100.0%
Cost of sales	6,308	26.1	4,602	23.0
Gross profit	17,830	73.9	15,370	77.0
Selling, general and administrative	8,198	34.0	6,694	33.5
Research and development	1,368	5.6	1,445	7.3
Total operating expenses	9,566	39.6	8,139	40.8
Income from operations	8,264	34.2	7,232	36.2
Other income (Exp)	(24)	(0.1)	4	(0.0)
Net income before taxes	8,240	34.1	7,236	36.2
(Provision) for income taxes	(2,453)	(10.1)	(2,286)	(11.4)
Net income	$5,788	24.0%	$4,950	24.8%

Net Revenues

Consolidated net revenues increased by 20.9% or $4.17 million to $24.14 million in FY17 from $19.97 million in FY16. $1.75 million of this increase was from revenues generated by our Buffalo subsidiary (Cognigen), an increase of 31.4%. Our Lancaster, California division increased $1.18 million or 8.2%, to $15.6 million in FY17 from $14.42 million in FY16. DILIsym Services, Inc. (DILIsym), our June 1st 2017 acquisition located in North Carolina, recorded revenues of $1.24 million. FY17 software license sales increased $1.07 million while consulting revenues increased by $3.1 million compared to FY16.

Cost of Revenues

Consolidated cost of revenues increased by $1.71 million or 37.1% to $6.31 million in FY17 from $4.60 million in FY16. Labor-related cost accounted for $1.02 million of this increase, a combination of increased labor count, salary increases, and bonuses at our subsidiaries based on increased earnings. Included in the increase was $115,000 of salary expense at DILIsym. Other significant increases in cost of revenues included $314,000 of direct contract expenses paid for testing at DILIsym, and approximately $119,000 of increased training related expenses.

A significant portion of cost of revenues for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to revenues. This amortization cost increased approximately $116,000 in FY17 compared with FY16. In addition, in 2017 there was an additional $86,000 of amortization expense associated with acquired technologies associated with DILIsym’s drug-induced liver injury technologies.

Cost of revenues as a percentage of revenue increased to 26.1% in FY17 from 23.0% in FY16. The majority of this percentage change is a result of the increased salary costs associated with consulting costs and the blend of software sales compared to consulting services during FY17.

Gross Margin

Consolidated gross margin increased $2.46 million or 16.0%, to $17.83 million in FY17 from $15.37 million in FY16. $805,000 of this increase is from the California division, which showed an 83.0% gross margin. The Buffalo Division Gross margins increased $972,000 or 30.2% with margins of 58%, and DILIsym of North Carolina showed $683,000, a 55.2% margin.

Overall gross margin decreased to 73.9% in FY17 from 76.9% in FY16 due to increased salary costs associated with the relatively higher revenue mix of consulting to software in FY17.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $1.50 million, or 22.5% to $8.19 million in FY17 from $6.69 million in FY16. As a percent of revenues, SG&A was 33.96% for FY17, compared to 33.52% in FY16 and 36.78% in FY15.

The major increases in SG&A expense were:

o	In 2017 the Company incurred approximately $620,000 of one-time charges associated with the acquisition of DILIsym Services, Inc.; these included legal, accounting, and investment banking fees
o	Commission expenses were up $62,000, related to increased sales through representatives in Asia
o	Accounting and audit fees increased by $127,000 associated with costs of consolidated audits and other compliance-related expenses for the first year of accelerated filer status
o	G&A Salaries and Wages increased by $400,000; this increase is a combination of increased stock compensation costs of $70,000, salaries of $62,000 at DILIsym during the last fiscal quarter after acquisition, annual salary increases and increased head count in Lancaster and Buffalo.
o	Insurance Expense increased $95,000; $86,000 was health-related medical costs of which $33,000 was associated with DILIsym.
o	Payroll tax expense increased $80,000, the effect of higher salary expense of which $22,000 was DILIsym
o	Legal expenses increased $61,000 due to document review and review of other strategic initiatives
o	Amortization expense increased $53,000 due to new acquisition amortization for DILIsym intangibles

The major decreases in SG&A expense were:

o	Advertising expenses decreased by $73,000; in 2016 the Company incurred greater advertising expense to upgrade its website

Research and Development

We incurred approximately $2,743,000 of research and development costs during FY17. Of this amount, $1,376,000 was capitalized and $1,367,000 was expensed. We incurred approximately $2,641,000 of research and development costs during FY16. Of this amount, $1,196,000 was capitalized and $1,445,000 was expensed. The increase of $104,000, or 4%, in total research and development expenditures from FY16 to FY17 was mainly from $71,000 of costs incurred by DILIsym Services Inc.

Provision for Income Taxes

The provision for income taxes was $2.45 million for FY17 compared to $2.29 million for FY16. Our effective tax rate decreased to 29.8% in FY17 from 31.6% in FY16. This decrease is a result of additional tax deductions for stock-based compensation.

Net Income

Net income increased by $837,000 or 16.9%, to $5.79 million in FY17 from $4.95 million in FY16. Of note, this increase is in spite of the fact that during FY17 stock compensation costs increased by $238,000 and $620,000 of one-time pretax costs were incurred associated with the acquisition of DILIsym services.

FY16 COMPARED WITH FY15

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2016 (FY16) and August 31, 2015 (FY15) (because of rounding, numbers may not foot).

	Fiscal years ended
	08/31/16		08/31/15 *
Net sales	$19,972	100.0%	$18,314	100.0%
Cost of sales	4,602	23.0	4,392	24.0
Gross profit	15,370	77.0	13,922	76.0
Selling, general and administrative	6,694	33.5	6,736	36.8
Research and development	1,445	7.3	1,329	7.2
Total operating expenses	8,139	40.8	8,065	44.0
Income from operations	7,232	36.2	5,857	32.0
Other income	4	(0.0)	(164)	(0.9)
Net income before taxes	7,236	36.2	5,693	31.1
(Provision) for income taxes	(2,286)	(11.4)	(1,850)	(10.1)
Net income	$4,950	24.8%	$3,843	21.0%

* Numbers in the prior year have been reclassified to conform to the current year presentation

Net Revenues

Consolidated net revenues increased by 9.1% or $1.658 million to $19.97 million in FY16 from $18.31 million in FY15. $326,000 of this increase was from revenues generated by our Buffalo subsidiary (Cognigen), while net revenues of the California division increased $1.33 million or 10.2%, to $14.42 million in FY16 from $13.09 million in FY15. FY16 software license sales increased $1.34 million, while consulting revenues increased by $318,000 compared to FY15.

Cost of Revenues

Consolidated cost of revenues increased by $209,000 to $4.60 million in FY16 from $4.39 million in FY15. The majority of this increase was salary-related expenses from annual salary increases and the first year of expensed bonuses for our Buffalo division (Cognigen).

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

Gross Margin

Consolidated gross margin increased $1.45 million or 10.4%, to $15.37 million in FY16 from $13.92 in FY15. $1.37 of this increase is from the California division, which showed an 84.3% gross margin. The Buffalo Division Gross margins increased $77,000 with margins of 58% after first-time bonuses of $139,000.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $43,000, or 0.6% to $6.69 million in FY16 from $6.74 million in FY15.

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

Provision for Income Taxes

The provision for income taxes was $2.29 million for FY16 compared to $1.850 million for FY15. Our effective tax rate decreased to 31.6% in FY16 from 32.5% in FY15.

Net Income

Net income increased by $1,107,000, or 28.8%, to $4.950 million in FY15 from $3.84 million in FY15.

SEASONALITY

Our sales exhibit some seasonal fluctuations, with the fourth fiscal quarter (June-August) generally having the lowest sales over the past three fiscal years because of summer vacations and reduced activities at our customers’ sites. In 2017, revenues in the fourth quarter revenues were higher than normal due to the acquisition of DILIsym along with increased revenues at our Buffalo Division. This unaudited quarterly sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period; however, because our pharmaceutical software is licensed on an annual basis, renewals are usually within the same quarter year after year. (Numbers may not foot because of rounding)

Net Sales (in thousands of dollars)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017	$5,418	5,706	6,748	6,265	$24,138
2016	$4,839	5,164	6,011	3,958	$19,972
2015	$4,086	4,574	5,942	3,712	$18,314
2014	$2,641	3,081	3,741	1,998	$11,461
2013	$2,290	3,118	3,095	1,568	$10,071
2012	$2,248	2,789	2,772	1,640	$9,449
2011	$2,050	2,622	2,640	1,427	$8,739
2010	$1,735	2,227	2,325	1,334	$7,621

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

On May 1, 2017 we signed a stock acquisition agreement with DILIsym Services, Inc. of Research Triangle Circle, North Carolina, and on June 1, 2017 consummated the acquisition of all the outstanding capital stock of DILIsym Services, Inc. pursuant to a Stock Purchase Agreement. DILIsym became a wholly-owned subsidiary of Simulations Plus. Under the terms of the Agreement, the Company: (1) paid to the DILIsym Shareholders Five Million Dollars, $4,515,982 payable at the closing of the Acquisition subject to certain adjustments and holdbacks and will pay to the DILIsym Shareholders certain earn-out payments, to be measured by the earnings of DILIsym before income taxes, payable following the Closing, as more particularly described in the Agreement and as more fully described in Note 13.

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

Quarterly dividend payments made in FY16 and FY17 are listed in the following table.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2016	11/09/2015	11/16/2015	16,996,001	$0.05	$849,800
	1/29/2016	2/05/2016	17,018,001	$0.05	$850,900
	5/02/2016	5/09/2016	17,029,501	$0.05	$851,475
	8/11/2016	8/18/2016	17,221,978	$0.05	$861,099
2017	11/10/2016	11/17/2016	17,226,478	$0.05	$861,324
	1/30/2017	2/06/2017	17,233,758	$0.05	$861,688
	5/08/2017	5/15/2017	17,240,626	$0.05	$862,031
	7/28/2017	8/04/2017	17,268,920	$0.05	$863,446

The Board of directors has indicated its intension to pay $0.06 quarterly dividends; however, there can be no assurances that our Board of Directors will continue the dividend distributions as the decision is made on a quarterly basis based on current financial conditions and strategic plans. After the end of FY17, in November 2017, our Board of Directors declared a dividend distribution of $0.06 per share.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

CONTRACTUAL OBLIGATIONS

The following table provides aggregate information regarding our contractual obligations as of August 31, 2017.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Operating lease obligations	$1,393	$531	$731	$131	$–
Contracts Payable	5,985	247	5,738	–	–

Total	$7,378	$778	$6,469	$131	$–

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

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740) (“ASU 2015-17). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended August 31, 2017 because it reduced complexity while maintaining the usefulness of the information. The retrospective application resulted in a reclassification of the current deferred tax asset at August 31, 2016 now being presented against the long term deferred tax liability.

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

We recognize revenue from collaboration research, revenue from grants and consortium memberships over their terms. For contract revenues based on actual hours incurred we recognize revenues when the work is performed. For fixed price contracts, we recognize contract study and other contract revenues using the percentage-of-completion method, depending upon how the contract studies are engaged, in accordance with ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. To recognize revenue using the percentage-of-completion method, we must determine whether we meet the following criteria: 1) there is a long-term, legally enforceable contract, 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years. Amortization of software development costs amounted to $1,089,238, $ $981,066 and $1,023,139 for FY17, FY16 and FY15, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2017, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of August 31, 2017, the balance of goodwill was attributed to two of the Company's reporting units Cognigen and DILIsym. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during FY17, FY16 and FY15.

Reconciliation of Goodwill for FY17, FY16 and FY15:

	Cognigen	DILIsym	Total
Balance, August 31, 2014	$–	$–	$–
Addition	4,789,248	–	4,789,248
Impairments	–	–	–
Balance, August 31, 2015	4,789,248	–	4,789,248
Addition	–	–	–
Impairments	–	–	–
Balance, August 31, 2016	4,789,248	–	4,789,248
Addition	–	5,597,950	5,597,950
Impairments	–	–	–
Balance, August 31, 2017	$4,789,248	$5,597,950	$10,387,198

Other Intangible Assets

The following table summarizes other intangible assets as of August 31, 2017:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$412,500	$687,500
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	30,000	20,000
Covenants not to compete-DILIsym	Straight line 4 years	80,000	5,000	75,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 8 years	1,900,000	47,500	1,852,500
		$4,490,000	$495,000	$3,995,000

Amortization expense for FY17, FY16, and FY15 was $200,000, $147,500, and $147,500, respectively.

Business Acquisitions

The Company accounted for the acquisition of Cognigen and DILIsym Services Inc. using the purchase method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of advertiser and publisher turnover rates and estimates of terminal values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition.

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

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $585,018, $347,077 and $295,243 for the fiscal years ended August 31, 2017, 2016 and 2015, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 2017, and August 31, 2016, we had cash and cash equivalents of $6.22 million and $8.03 million, respectively. We do not hold any investments that are exposed to market risk related to changes in interest rates, which could adversely affect the value of our assets and liabilities, and we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the years ended August 31, 2017, 2016, and 2015 we sold $2.75 million, $2.49 million and $2.27 million, respectively, of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables is subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements included elsewhere in this report beginning at page F-1, which are incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management assessed our internal control over financial reporting as of August 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded DILIsym Services, Inc. (DILIsym), a wholly owned subsidiary of Simulations Plus Inc. that consisted of the net assets purchased in June 2017. DILIsym represented 24.5% and 5.1% of the Company’s consolidated total assets and consolidated net sales, respectively, as of and for the year ended August 31, 2017. This acquisition is more fully discussed in Note 13 to our Consolidated Financial Statements for fiscal year 2017.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Rose Snyder and Jacobs LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

We adopted a Corporate Code of Ethics which is posted on our website: www.simulations-plus.com.

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

EXHIBIT NUMBER	DESCRIPTION
2.1 (4)^	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto.
3.1 (2)	Articles of Incorporation of the Company.
3.2 (2)	Amended and Restated Bylaws of the Company.
4.1 (1)	Form of Common Stock Certificate.
4.2 (1)	Share Exchange Agreement.
10.1 (1) (†)	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto.
10.2 (3) (†)	The Company’s 2007 Stock Option Plan, as amended.
10.3 (10)	Second Amendment to Lease by and between the Company and Crest Development LLC, dated as of May 1, 2016.
10.4 (5) (†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 8, 2016.
10.5 (6)	Form of Indemnification Agreement.
10.6 (8)	2017 Equity Incentive Plan.
10.7 (7)	Stock Purchase Agreement by and among Simulation Plus, Inc., DILIsym Services, Inc., The Shareholders’ Representative and The Shareholders of DILIsym Services, Inc., dated as of May 1, 2017.
10.8 (9)(†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of September 1, 2017.
10.9 (9) (†)	Employment Agreement by and between the Company and John DiBella, dated as of September 1, 2017.
10.10 (9) (†)	Employment Agreement by and between the Company and Thaddeus H Grasela Jr., dated as of September 2, 2017.
21.1 *	List of Subsidiaries.
23.1 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Section 302 – Certification of the Principal Executive Officer.
31.2 *	Section 302 – Certification of the Principal Financial Officer.
32.1 *	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

36

__________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(3)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed April 9, 2014.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 11, 2016.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 10, 2016.
(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2017.
(8)	Incorporated by reference to Appendix A to the Company’s Schedule 14A filed December 29. 2016.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed September 6, 2017.
(10)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2016.

(c)       Financial Statement Schedule.

See Item 15(a)(2) above.

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2017

SIMULATIONS PLUS, INC.

By:	/s/ John R. Kneisel
John R. Kneisel Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Walter S. Woltosz	Chairman of the Board of Directors and Chief Executive Officer
Walter S. Woltosz	(Principal executive officer)
November 14, 2017

/s/ Dr. Thaddeus H. Grasela	Director
Thaddeus H. Grasela
November 14, 2017

/s/ Dr. Daniel Weiner	Director
Dr. Daniel Weiner
November 14, 2017

/s/ Dr. David L. Ralph	Director
Dr. David L. Ralph
November 14, 2017

/s/ Dr. John K. Paglia	Director
John K. Paglia
November 14, 2017

/s/ John R. Kneisel	Chief Financial Officer of the Company (Principal financial
John R. Kneisel	officer and principal accounting officer)
November 14, 2017

39

SIMULATIONS PLUS, INC. & SUBSIDIARY

CONTENTS

August 31, 2017, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Simulations Plus, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Simulations Plus, Inc. (a California Corporation) and subsidiaries (the “Company”) as of August 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2017. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simulations Plus, Inc. and subsidiaries as of August 31, 2017, and 2016, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simulations Plus, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 14, 2017, expressed an unqualified opinion.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

November 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Simulations Plus, Inc.

We have audited Simulations Plus, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO Criteria”). As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at DILIsym Services, Inc. (“DILI”), which was acquired on June 1, 2017 and whose financial statements constitute 35.8% and 5.1% of the Company’s consolidated total assets and consolidated net sales, respectively, as of and for the fiscal year ended August 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at DILI. Simulations Plus, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Simulations Plus, Inc. and Subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Simulations Plus, Inc. and Subsidiaries as of August 31, 2017 and 2016 and for the three years in the period ended August 31, 2017, and our report dated November 14, 2017 expressed an unqualified opinion.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

November 14, 2017

SIMULATIONS PLUS, INC.

CONSOLIDATED BALANCE SHEETS

As of August 31

ASSETS
	2017	2016
Current assets
Cash and cash equivalents	$6,215,718	$8,030,284
Accounts receivable, net of allowance for doubtful accounts of $0	4,048,725	3,009,517
Revenues in excess of billings	1,481,082	694,131
Prepaid income taxes	462,443	555,486
Prepaid expenses and other current assets	459,902	410,811
Total current assets	12,667,870	12,700,229
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $9,795,469 and $8,613,487	4,307,600	4,013,127
Property and equipment, net (note 4)	291,135	256,381
Intellectual property, net of accumulated amortization of $2,095,417 and $1,408,750	6,829,583	4,666,250
Other intangible assets net of accumulated amortization of $495,000 and $295,000	3,995,000	1,355,000
Goodwill	10,387,198	4,789,248
Other assets	34,082	34,082
Total assets	$38,512,468	$27,814,317

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$240,892	$108,111
Accrued payroll and other expenses	983,293	602,610
Other current liabilities	–	8,274
Current portion - Contracts payable (note 5)	247,328	1,000,000
Billings in excess of revenues	216,958	230,100
Deferred revenue	353,962	176,422
Total current liabilities	2,042,433	2,125,517

Long-term liabilities
Deferred income taxes, net	4,926,960	2,956,206
Payments due under Contracts payable (note 5)	5,738,188	–
Total liabilities	12,707,581	5,081,723

Commitments and contingencies (note 6)

Shareholders' equity (note 7)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 17,277,604 and 17,225,478 shares issued and outstanding	7,278	7,227
Additional paid-in capital	12,109,141	11,376,007
Retained earnings	13,688,468	11,349,360
Total shareholders' equity	$25,804,887	$22,732,594
	$–	–
Total liabilities and shareholders' equity	$38,512,468	$27,814,317

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended August 31,

	2017	2016	2015

Net Revenues	$24,137,913	$19,972,079	$18,314,248
Cost of revenues	6,307,800	4,601,513	4,392,477
Gross margin	17,830,113	15,370,566	13,921,771
Operating expenses
Selling, general, and administrative	8,198,184	6,693,691	6,736,767
Research and development	1,367,645	1,445,069	1,328,476
Total operating expenses	9,565,829	8,138,760	8,065,243

Income from operations	8,264,284	7,231,806	5,856,528

Other income (expense)
Interest income	15,857	18,014	17,935
Interest expense	(38,188)	–	–
Gain(loss) on currency exchange	(1,686)	(13,428)	(181,534)
Total other income (expense)	(24,017)	4,586	(163,599)

Income before provision for income taxes	8,240,267	7,236,392	5,692,929
Provision for income taxes	(2,452,670)	(2,286,256)	(1,849,968)
Net Income	$5,787,597	$4,950,136	$3,842,961

Earnings per share
Basic	$0.34	$0.29	$0.23
Diluted	$0.33	$0.29	$0.23

Weighted-average common shares outstanding
Basic	17,239,490	17,028,566	16,864,670
Diluted	17,515,917	17,209,506	17,032,158

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended August 31, 2017, 2016 and 2015

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, August 31, 2014	16,349,955	$4,821	$6,085,427	$9,345,103	$15,435,351

Exercise of stock options	101,887	102	56,941		57,043

Stock-based Compensation			295,243		295,243

Issuance of stock-Cognigen Acquisition	491,159	491	3,276,679		3,277,170

Declaration of Dividend				(3,375,566)	(3,375,566)

Net income				3,842,961	3,842,961

Balance, August 31, 2015	16,943,001	$5,414	$9,714,290	$9,812,498	$19,532,202

Exercise of stock options	112,463	113	181,936		182,049

Stock-based Compensation			347,077		347,077

Issuance of stock-Cognigen Acquisition	170,014	1,700	1,132,704		1,134,404

Declaration of Dividend				(3,413,274)	(3,413,274)

Net income				4,950,136	4,950,136

Balance, August 31, 2016	17,225,478	$7,227	$11,376,007	$11,349,360	$22,732,594

Exercise of stock options	49,642	49	111,355		111,404

Stock-based Compensation			585,018		585,018

Shares issued to Directors for services	2,484	2	36,761		36,763

Declaration of Dividend				(3,448,489)	(3,448,489)

Net income				5,787,597	5,787,597

Balance, August 31, 2017	17,277,604	$7,278	$12,109,141	$13,688,468	$25,804,887

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities
Net income	$5,787,597	$4,950,136	$3,842,961
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	151,444	196,250	211,454
Amortization of capitalized computer software development costs	1,096,967	981,066	1,023,139
Amortization of Intellectual Property	886,667	755,000	755,000
Change in value of contingent consideration	38,188	–	–
Stock-based compensation	585,018	347,077	295,243
Shares issued to directors for services	36,763	–	–
Deferred income taxes	(178,374)	(23,241)	55,919
(Increase) decrease in
Accounts receivable	(876,231)	(1,415,810)	1,048,969
Revenues in excess of billings	(634,409)	100,994	(238,502)
Prepaid income taxes	93,043	(555,486)	748,359
Prepaid expenses and other assets	40,528	(29,093)	(104,836)
Increase (decrease) in
Accounts payable	99,337	(101,296)	19,443
Accrued payroll and other expenses	283,831	52,030	(353,567)
Billings in excess of revenues	(118,061)	123,566	(239,906)
Accrued income taxes	(153,713)	(43,602)	43,602
Other liabilities	(8,274)	(19,859)	(19,860)
Deferred revenue	(252,582)	97,477	48,573
Net cash provided by operating activities	6,877,739	5,415,209	7,135,991

Cash flows used in investing activities
Purchases of property and equipment	(175,961)	(39,121)	(71,369)
Cash used to acquire subsidiaries	(4,515,982)	(720,000)	(2,080,000)
Cash received in acquisition	1,720,434	–	190,184
Capitalized computer software development costs	(1,383,711)	(1,195,854)	(1,168,937)
Net cash used in investing activities	(4,355,220)	(1,954,975)	(3,130,122)

Cash flows used in financing activities
Payment of dividends	(3,448,489)	(3,413,274)	(3,375,566)
Payments on Contracts Payable	(1,000,000)	(750,000)	(750,000)
Proceeds from the exercise of stock options	111,404	182,049	57,043
Net cash used in financing activities	(4,337,085)	(3,981,225)	(4,068,523)

Net increase (decrease) in cash and cash equivalents	(1,814,566)	(520,991)	(62,654)
Cash and cash equivalents, beginning of year	8,030,284	8,551,275	8,614,929
Cash and cash equivalents, end of period	$6,215,718	$8,030,284	$8,552,275

Supplemental disclosures of cash flow information
Income taxes paid	$2,687,921	$2,908,587	$961,907

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Cognigen Corporation	$–	$1,134,404	$3,277,170
Creation of contract liabilities for acquisition of subsidiaries	$5,738,188	$–	$1,854,404

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND LINES OF BUSINESS

Organization

Simulations Plus, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on July 17, 1996. On September 2, 2014, Simulations Plus, Inc. acquired all outstanding equity interests of Cognigen Corporation (“Cognigen”) pursuant to the terms of the Merger Agreement and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. "). On June 1, 2017, Simulation Plus acquired all outstanding equity interest of DILIsym Services, Inc. (“DILIsym”) pursuant to a stock purchase agreement and DILIsym became a wholly owned subsidiary of Simulations Plus, Inc. Simulation Plus, Cognigen, and DILIsym collectively, the "Company”

Lines of Business

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Simulations Plus, Inc. and, as of September 2, 2014, its wholly owned subsidiary, Cognigen Corporation, and as of June 1, 2017 the accounts of DILIsym Services, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

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

We recognize revenue on sales of our DILIsym Subsidiary in accordance with ASC 605-25, “Revenue Recognition, Multiple-Element Arrangements”. Our multiple-deliverable arrangements consist of consulting arrangements, at our DILIsym Subsidiary. We determined all elements to be separate units of accounting as they have standalone value to the customers. We allocate the revenue derived from these arrangements among all the deliverables. We base such allocation on the relative selling price of each deliverable. We recognize the allocated revenue for each deliverable when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured.

We recognize revenue from collaboration research, revenue from grants and consortium memberships over their terms. For contract revenues based on actual hours incurred we recognize revenues when the work is performed. For fixed price contracts, we recognize contract study and other contract revenues using the percentage-of-completion method, depending upon how the contract studies are engaged, in accordance with ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. To recognize revenue using the percentage-of-completion method, we must determine whether we meet the following criteria: 1) there is a long-term, legally enforceable contract, 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years. Amortization of software development costs amounted to $1,096,967, $981,066, and $1,023,139 for the years ended August 31, 2017, 2016, and 2015, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2017, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of August 31, 2017, the entire balance of goodwill was attributed to two of the Company's reporting units, Cognigen Corporation and DILIsym Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during the periods ended August 31, 2017, 2016 and 2015.

Reconciliation of Goodwill for the period ended August 31, 2017:

	Cognigen	DILIsym	Total
Balance, August 31, 2014	–	–	–
Addition	4,789,248	–	4,789,248
Impairments	–	–	–
Balance, August 31, 2015	4,789,248	–	4,789,248
Addition	–	–	–
Impairments	–	–	–
Balance, August 31, 2016	4,789,248	–	4,789,248
Addition	–	5,597,950	5,597,950
Impairments	–	–	–
Balance, August 31, 2017	4,789,248	5,597,950	10,387,198

Other Intangible Assets

The following table summarizes other intangible assets as of August 31, 2017:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$412,500	$687,500
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	30,000	20,000
Covenants not to compete-DILIsym	Straight line 4 years	80,000	5,000	75,000
Trade Name-DILIsym	None	860,000	0	850,000
Customer relationships-DILIsym	Straight line 8 years	1,900,000	47,500	1,852,000
		$4,490,000	$495,000	$3,995,000

Amortization expense for the year ended August 31, 2017, 2016 and 2015 was $200,000, $147,500, and $147,500.

Future amortization for the next five years is as follows:

Year ending August 31,	Amount
2018	405,000
2019	405,000
2020	395,000
2021	390,000
2022	375,000

Business Acquisitions

The Company accounted for the acquisition of Cognigen and DILIsym Services, Inc., using the purchase method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of advertiser and publisher turnover rates and estimates of terminal values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition.

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

The following table summarizes fair value measurements at August 31, 2017 and August 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

August 31, 2017:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,215,718	$–	$–	$6,215,718
Acquisition-related contingent consideration obligations	$–	$–	$4,738,188	$4,738,188

August 31, 2016:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,030,284	$–	$–	$8,030,284

As of August 31, 2017, the Company has a liability for contingent consideration related to its acquisition of the DILIsym Services, Inc. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value.

Value at August 31, 2016	$0
Purchase price contingent consideration	4,700,000
Contingent consideration payments	–
Change in value of contingent consideration	38,188
Value at August 31, 2017	$4,738,188

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2017, 2016 and 2015 were approximately $58,445, $131,783 and $38,000, respectively.

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the fiscal years ended August 31, 2017, 2016 and 2015 was $7,500. Accumulated amortization as of August 31, 2017 and 2016 was $41,250 and $33,750, respectively.

On May 15, 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization for the year ended August 31, 2017, 2016 and 2015 was $600,000. Accumulated amortization as of August 31, 2017 and 2016 was $1,975,000 and $1,375,000, respectively. (See Note 5).

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with the drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the fiscal year ended August 31, 2017 was $79,176 and is included in cost of revenues. Total amortization as of August 31, 2017 was $79,176.

Total amortization expense for intellectual property agreements for the years ended August 31, 2017, 2016 and 2015 was $686,667, $607,500, and $607,500. Accumulated amortization as of August 31, 2017 and 2016 was $2,095,417 and $1,408,750, respectively.

Future amortization for the next five years is as follows:

Years ending August 31,	TSRL	Enslein	DILI-Acquired Developed Technologies	Total
2018	$ 600,000	$ 7,500	$ 316,667	$ 924,167
2019	$ 600,000	$ 7,500	$ 316,667	$ 924,167
2020	$ 600,000	$ 7,500	$ 316,667	$ 924,167
2021	$ 600,000	$ 7,500	$ 316,667	$ 924,167
2022	$ 600,000	$ 3,750	$ 316,667	$ 920,417

Earnings per Share

The Company reports earnings per share in accordance with FASB ACS 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Numerator
Net income attributable to common shareholders	$5,787,897	$4,950,136	$3,842,961

Denominator
Weighted-average number of common shares outstanding during the year	17,239,490	17,028,566	16,864,670
Dilutive effect of stock options	276,427	180,940	167,488

Common stock and common stock equivalents used for diluted earnings per share	17,515,917	17,209,506	17,032,158

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $585,018, $347,077 and $295,243 for the fiscal years ended August 31, 2017, 2016 and 2015, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the years ended August 31, 2017, 2016 and 2015.

Recently Issued Accounting Standards

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

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740) (“ASU 2015-17). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended August 31, 2017 because it reduced complexity while maintaining the usefulness of the information. The retrospective application resulted in a reclassification of the current deferred tax asset at August 31, 2016 now being presented against the long term deferred tax liability.

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

NOTE 3 – CONTRACTS IN PROGRESS

Cost, estimated earnings, and billings on uncompleted contracts are summarized as follows as of August 31, 2017 and 2016:

	2017	2016
Revenues earned to date on uncompleted contracts	$7,162,360	$2,557,507
Billings to date on uncompleted contracts	(5,898,236)	(2,093,476)
	$1,264,124	$464,031

Contracts in progress are included in the accompanying balance sheets under the following captions:

	2017	2016
Revenues in excess of billings	$1,481,082	$694,131
Billings in excess of revenues	(216,958)	(230,100)
	$1,264,124	$464,031

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2017 and 2016 consisted of the following:

	2017	2016
Equipment	$618,915	$487,458
Computer equipment	141,615	125,385
Furniture and fixtures	239,105	200,595
Leasehold improvements	103,599	103,599
	1,103,235	917,037
Less accumulated depreciation and amortization	812,100	660,656
Total	$291,135	$256,381

Depreciation expense was $151,444, $196,250, and $211,454 for the years ended August 31, 2017, 2016, and 2015, respectively.

NOTE 5: CONTRACTS PAYABLE

TSRL

Pursuant to the termination and non-assertion agreement with TSRL (See note 2), the Company paid TSRL $2,500,000 over a three-year period. The final payment of $1,000,000 was made in April 2017.

Cognigen Acquisition Liability-Related Party

On September 2, 2014, the Company acquired Cognigen Corporation (See note 13). As part of the consideration the Company agreed that within three business days following the two year anniversary of July 23, 2014 (the date of the Merger Agreement) and subject to any offsets, the Company will pay the former shareholders of Cognigen a total of $1,854,404, comprised of $720,000 of cash and the issuance of 170,014 shares of stock. The former shareholders of Cognigen are currently employed by the consolidated Company, one of whom served as the President of Simulations Plus, Inc. and Cognigen through the end of FY17. In July 2016 the final payment was made and the shares were issued.

DILIsym Acquisition Liabilities:

On June 1, 2017, the Company acquired DILIsym Services, Inc. The agreement provided for a working capital adjustment, an eighteen-month $1,000,000 holdback provision against certain representations and warrantees, and an Earn-out agreement of up to an additional $5,000,000 in Earn-out payments based on earnings over the next three years. The Earn-out liability has been recorded at an estimated fair value. Payments under the Earn-out liability will be due starting in FY 2019, it is estimated that approximately half of the liability will be paid in 2019 and the remainder of the Earn-out will be paid in the following year.

As of August 31, 2017 the following liabilities have been recorded:

Working Capital Liability	$247,328
Holdback Liability	1,000,000
Earn-out Liability	4,738,188
Sub Total	$5,985,516
Less: Current Portion	247,328
Long-Term	$5,738,188

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

Our Buffalo subsidiary leases approximately 12,623 square feet of space in Buffalo, New York. The initial five-year term expires in October 2018; the lease allows for a three year option to extend to October 2021. The current base rent is $15,638 per month.

In September 2017 DILIsym service signed a 3-year lease for approximately 1,900 rentable square feet of space in Research Triangle Park, North Carolina. The initial three-year term expires in October 2020. The initial base rent is $3,975 per month with an annual 3% adjustment. Prior to this lease DILIsym was on a month-to-month rental.

Rent expense, including common area maintenance fees for the years ended August 31, 2017, 2016 and 2015 was $509,600, $491,800 and $488,888, respectively.

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2017 were as follows:

Years Ending August 31,
2018	$531,379
2019	380,407
2020	350,605
2021	131,130
$1,393,521

Employment Agreements

In the normal course of business the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company executed a royalty agreement with Accelrys, Inc. (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the Company now operates under the name Biovia. Under this agreement for the year ended August 31, 2017, 2016 and 2015 we incurred royalty expense of $139,551, $119,620 and $77,307, respectively.

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

NOTE 7 - SHAREHOLDERS' EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal year 2017, 2016 and 2015. The details of dividend paid are in the following tables:

FY2015

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/7/2014	11/14/2014	16,841,114	$0.05	$842,056
1/26/2015	2/02/2015	16,852,117	$0.05	$842,606
5/11/2015	5/18/2015	16,875,117	$0.05	$843,754
7/23/2015	7/30/2015	16,943,001	$0.05	$847,150
Total				$3,375,566

FY2016

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/09/2015	11/16/2015	16,996,001	$0.05	$849,800
1/29/2016	2/05/2016	17,018,001	$0.05	$850,900
5/02/2016	5/09/2016	17,029,501	$0.05	$851,475
8/11/2016	8/18/2016	17,221,978	$0.05	$861,099
Total				$3,413,274

FY2017

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/10/2016	11/17/2016	17,226,478	$0.05	$861,324
1/30/2017	2/06/2017	17,233,758	$0.05	$861,688
5/08/2017	5/15/2017	17,240,626	$0.05	$862,031
7/28/2017	8/04/2017	17,268,920	$0.05	$863,446
Total				$3,448,489

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

Incentive Stock Options (“ISOs”)

As of August 31, 2017, employees hold ISOs to purchase in the aggregate 1,194,042 shares of the Company’s common stock at exercise prices ranging from $1.00 to $14.50 per share.

Transactions in FY15 (ISOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2014	798,500	$4.59	6.27
Granted	37,000	$6.99
Exercised	(95,384)	$2.49
Canceled/Forfeited	(119,116)	$4.86
Outstanding, August 31, 2015	621,000	$5.01	6.01
Vested and Exercisable, August 31, 2015	265,700	$2.81	4.40
Vested and Expected to Vest, August 31, 2015	576,952	$4.87	6.32

Transactions in FY16 (ISOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2015	621,000	$5.01	6.01
Granted	412,100	$9.71
Exercised	(100,863)	$1.45
Canceled/Forfeited	(27,487)	$7.66
Expired	(10,000)	$1.13
Outstanding, August 31, 2016	894,750	$7.54	7.72
Vested and Exercisable, August 31, 2016	253,380	$4.85	5.26
Vested and Expected to Vest, August 31, 2016	812,458	$7.40	7.58

Transactions in FY17 (ISO’s)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2016	894,750	$7.54	7.72
Granted	409,582	$10.10
Exercised	(40,142)	$3.01
Cancelled/Forfeited	(70,148)	$8.92
Outstanding, August 31, 2017	1,194,042	$8.49	7.70
Exercisable, August 31, 2017	380,360	$6.45	5.49
Vested and Expected to Vest, August 31, 2017	1,091,981	$8.38	7.59

Non-Qualified Stock Options (“NQSOs”)

As of August 31, 2017, the outside members of the Company’s Board of Directors hold NQSOs to purchase in the aggregate 55,084 shares of the Company’s common stock at exercise prices ranging from $1.67 to $14.50 per share.

Transactions in FY15 (NQSOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2014	56,600	$4.82	7.96
Granted	13,750	$6.75
Exercised	(6,503)	$3.28
Cancelled/Forfeited	(14,497)	$4.97
Outstanding, August 31, 2015	49,350	$5.52	7.75
Exercisable, August 31, 2015	27,200	$4.70	6.31

Transactions in FY16 (NQSOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2015	49,350	$5.52	7.75
Granted	15,000	$8.62
Exercised	(11,600)	$3.33
Cancelled/Forfeited	(0)	$–
Outstanding, August 31, 2016	52,750	$6.88	8.07
Exercisable, August 31, 2016	26,500	$5.95	6.70

Transactions in FY17 (NQSOs)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2016	52,750	$6.88	8.07
Granted	25,334	$11.44
Exercised	(9,500)	$5.88
Cancelled/Forfeited	(13,500)	$7.43
Outstanding, August 31, 2017	55,084	$9.02	8.59
Exercisable, August 31, 2017	21,125	$6.51	7.29

The fair value of the options, including both ISOs and NQSOs, granted during fiscal year 2017 is estimated at $1,294,826. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.15%, pre-vest forfeiture rate of 6.17%, expected volatility of 32.93%, risk-free interest rate of 2.16%, and expected life of 6.78 years. The total fair value of non-vested stock options as of August 31, 2017 was $1,866,395 and is amortizable over a weighted average period of 7.59 years.

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

Intrinsic Value of options outstanding and options exercisable

	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
FY15	$1,182,797	$1,109,489	$396,485
FY16	$1,500,659	$1,025,718	$853,423
FY17	$7,479,068	$3,232,356	$479,713

The weighted-average remaining contractual life of options outstanding issued under the 2007 and 2017 Plan was 7.74 years at August 31, 2017. The exercise prices for the options outstanding at August 31, 2017 ranged from $1.00 to $14.50 per share, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$ 1.50	42,000	1.6 years	$ 1.00	42,000	1.6 years	$1.00
$3.01	$ 4.50	14,000	1.0 years	$ 3.22	14,000	1.1 years	$3.22
$4.51	$ 6.00	70,000	1.4 years	$ 5.52	70,000	1.4 years	$5.52
$6.01	$ 7.50	327,510	7.0 years	$ 6.86	194,905	7.0 years	$6.86
$7.51	$ 9.00	10,000	9.0 years	$ 8.62	4,000	9.0 years	$9.72
$9.01	$ 10.50	772,700	9.0 years	$ 9.88	76,580	8.5 years	$0.00
$13.01	$ 14.50	12,916	10.0 years	$14.44	0
		1,249,126	7.74 years	$8.51	401,485	5.6 years	$6.45

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

The components of the income tax provision for fiscal year 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Current
Federal	$2,385,660	$2,118,229	$1,482,798
State	217,281	171,840	236,152
Foreign	28,103	19,428	75,099
	2,631,044	2,309,497	1,794,049
Deferred
Federal	(612,629)	22,936	(15,036)
State	434,255	(46,177)	70,955
	(178,374)	(23,241)	55,919

Total	$2,452,670	$2,286,256	$1,849,968

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for fiscal year 2016 and 2015:

	2017	2016	2015
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.5	3.4	5.0
Meals & Entertainment	0.0	0.1	0.1
Stock Based Compensation	0.0	1.3	0.3
Other permanent differences	(0.5)	(0.6)	(0.0)
Research and development credit	(3.6)	(2.7)	(4.5)
Domestic Production Activities	(2.3)	(3.6)	(2.9)
Change in prior year estimated taxes	(1.3)	(0.3)	0.5
Total	29.8%	31.6%	32.5%

Significant components of the Company's deferred tax assets and liabilities for income taxes for the fiscal years ended August 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets
Accrued payroll and other expenses	$254,897	$108,769
Deferred revenue	62,617	71,009
Capitalized merger costs	540,312	292,693
Intellectual property	18,775	21,205
Research and development credit	–	54,427
State taxes	91,513	58,426
State Tax Deferred	293,879	160,391
Total deferred tax assets	1,261,993	766,920
Less: Valuation allowance	–	–
	1,261,993	766,920
Deferred tax liabilities
Property and equipment	(95,071)	(93,900)
State Tax Deferred	(16,763)	(9,491)
Intellectual Property	(4,343,311)	(2,004,451)
Capitalized computer software development costs	(1,733,808)	(1,615,284)
Total deferred tax liabilities	(6,188,953)	(3,723,126)

Net deferred tax liabilities	$(4,926,960)	$(2,956,206)

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $ -0- and $-0- for fiscal year 2017, 2016, and 2015, respectively. We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal year 2012 thru 2013 and 2015 thru 2016 are open for audit, and our state tax returns for fiscal year 2011 through 2016 remain open for audit. In addition our California tax return for the fiscal year 2007 and fiscal year 2008 remains open with regard to R&D tax credits as a result of a previous audit for which we received a letter from the California Franchise Tax Board stating that an audit will not be conducted for those years at this time; however it may be subject to future audit. In 2015 the Company was informed that the IRS was auditing the Company’s tax return for 2014. This audit was completed during FY2016; there were no changes as a result of the audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

NOTE 9 – CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California, with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At August 31, 2017 the Company had cash and cash equivalents exceeding insured limits by $5,231,000.

Revenue concentration shows that international sales accounted for 38%, 38% and 37% of net sales for fiscal years 2017, 2016 and 2015, respectively. Three customers accounted for 7% (a dealer account in Japan representing various customers), 7% and 5% of net sales for fiscal year 2017. Three customers accounted for 10% (a dealer account in Japan representing various customers), 7% and 6% of net sales for fiscal year 2016. Three customers accounted for 10% (a dealer account in Japan representing various customers), 8% and 6% of net sales for fiscal year 2015.

FY17 accounts receivable concentrations show that one customer comprised 10% (a dealer account in Japan representing various customers), of accounts receivable as of August 31, 2017. FY16 accounts receivable concentrations showed that three customers comprised 16% (a dealer account in Japan representing various customers), 10%, and 10% of accounts receivable at August 31, 2016.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

The majority of our customers are in the pharmaceutical industry. During economic downturns, we have seen consolidations in the pharmaceutical industry. Although we have not seen any significant reduction in total revenues to date, our growth rate could be affected by consolidation and downsizing in the pharmaceutical industry.

NOTE 10 SEGMENT AND Geographic Reporting

We account for segments and geographic revenues in accordance with guidance issued by the FASB. Our reportable segments are strategic business units that offer different products and services.

Results for each segment and consolidated results are as follows years ended August 31, 2017, 2016 and 2015 (in thousands, because of rounding, numbers may not foot):

Year ended August 31, 2017
	Simulations Plus, Inc.	Cognigen Corporation	DILIsym	Eliminations	Total
Net Revenues	$15,600	$7,300	$1,238	0	$24,138
Income from operations before income taxes	$6,194	$1,750	$320	0	$8,264
Total assets	$33,056	$9,363	$13,794	$(17,702)	$38,512
Goodwill	$0	$4,789	$5,598		$10,387
Capital expenditures	$48	$96	$32		$176
Capitalized software costs	$1,133	$219	$24		$1,376
Depreciation and Amortization	$1618	$374	$135		$2,127

Year ended August 31, 2016
	Simulations Plus, Inc.	Cognigen Corporation	Eliminations	Total
Net Revenues	$14,417	5,554		$19,972
Income from operations before income taxes	$6,330	$901		$7,231
Total assets	$26,306	$8,975	$(7,238)	$28,043
Goodwill	$0	$4,789		$4,789
Capital expenditures	$6	$32		$38
Capitalized software costs	$1,017	$178		$1,195
Depreciation and Amortization	$1,556	$375		$1,931

Year ended August 31, 2015
	Simulations Plus, Inc.	Cognigen Corporation	Eliminations	Total
Net Revenues	$13,086	$5,228		$18,314
Income from operations before income taxes	$4,816	$1,041		$5,857
Total assets	$25,549	$9,033	$(7,238)	$27,344
Goodwill	$0	$4,789		$4,789
Capital expenditures	$23	$14		$37
Capitalized software costs	$1,019	$151		$1,170
Depreciation and Amortization	$1,633	$357		$1,990

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the years ended August 31, 2017, 2016 and 2015 were as follows (in thousands, because of rounding, numbers may not foot):

Year ended August 31, 2017

	North America	Europe	Asia	South America	Total

Simulations Plus, Inc.	$7,846	$3,826	$3,926	$1	$15,600
Cognigen Corporation	7,300	–	–	–	7,300
DILIsym Services, Inc*	851	151	236		1,238
Total	$15,997	$3,977	$4,162	$1	$24,138

*DILIsym was acquired on June 1, 2017.

Year ended August 31, 2016

	North America	Europe	Asia	South America	Total

Simulations Plus, Inc.	$6,830	$4,022	$3,564	$2	$14,418
Cognigen Corporation	5,554	–	–	–	5,554
Total	$12,384	$4,022	$3,564	$2	$19,972

Year ended August 31, 2015

	North America	Europe	Asia	South America	Total

Simulations Plus, Inc.	$6,261	$3,629	$3,153	$43	$13,086
Cognigen Corporation	5,228	–	–	–	5,228
Total	$11,489	$3,629	$3,153	$43	$18,314

NOTE 11 – RELATED PARTY TRANSACTIONS

On September 2, 2014 the Company acquired Cognigen Corporation. The Company incurred a liability of $1,854,404 due to the former shareholders of Cognigen Corporation who are currently employees and shareholders of the Consolidated Company. (See note 5). This liability was settled in July 2016 with a cash payment of $720,000 and the balance of $1,134,404 stock issuance.

On June 1, 2017 the Company acquired DILIsym Service, Inc. As part of that agreement the Company paid $1,704,000 to former shareholders of DILIsym Services, Inc. who are currently employees of the Consolidated Company. In addition, as part of the acquisition agreement the Company owes approximately $1,980,000 of acquisition liabilities at August 31, 2017 to the former shareholders who are still employees of the Consolidated Company. One of the former shareholders of DILIsym is currently a director of Simulations Plus, under the agreement he received approximately, $29,000 and could receive up to approximately $34,000 in future earn-out payments.

NOTE 12 - EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the total employee compensation. We can also elect to make a profit-sharing contribution. We contributed $251,899, $219,756 and $237,300 for fiscal year 2017, 2016 and 2015, respectively.

NOTE 13 - ACQUISITION/MERGER WITH SUBSIDIARIES

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

DILIsym Services, Inc.

On May 1, 2017, the Company entered into an Stock Purchase Agreement (the “Stock Agreement”) with DILIsym Services, Inc (“DILIsym”). On June 1 2016, the Company consummated the acquisition of all outstanding equity interests of DILIsym pursuant to the terms of the Stock Agreement, with DILIsym becoming a wholly owned subsidiary of the Company. We believe the combination of Simulations Plus and DILIsym provides substantial future potential based on the complementary strengths of each of the companies.

Under the terms of the Stock Agreement, as described below, the Company will pay the former shareholders of DILIsym total consideration of approximately $10,463,000.

On June 1, 2017, the Company paid the former shareholders of DILIsym a total of $4,515,982, which included a $4,000,000 initial payment and a preliminary working capital payment of $515,982. Additional working capital adjustments of $247,328 are due under the agreement and will be paid subsequent to August 31, 2017.

Within three business days following the eighteen month anniversary of acquisition, May 1, 2017, (the date of the Stock Agreement) and subject to any offsets, the Company will pay the former shareholders of DILIsym a total of $1,000,000. The agreement calls for Earn-out payments up to an additional $5,000,000 based on a formula of pre-tax earnings over the next three years. The Earn-out liability has been recorded at fair value.

Under the acquisition method of accounting, the total estimated purchase price is allocated to DILIsym’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (June 1, 2017). The following table summarizes the preliminary allocation of the purchase price for DILIsym:

Assets acquired, including accounts receivable of $255,000 and estimated Contracts receivable of $153,000	$2,283,110
Developed Technologies Acquired	2,850,000
Estimated value of Intangibles acquired (Customer Lists, trade name etc.)	2,840,000
Current Liabilities assumed	(911,049)
Goodwill	5,597,950
Estimated Deferred income taxes	(2,212,160)

Total Consideration	$10,463,310

Goodwill has been provided in the transaction based on estimates of future earnings of this subsidiary including anticipated synergies associated with the positioning of the combined company as a leader in model-based drug development. Based on the structure of the transaction, the Company does not anticipate benefiting from any tax deductions in future periods for recognized goodwill.

PROFORMA INFORMATION (UNAUDITED)

Consolidated supplemental Pro Forma information

The following consolidated supplemental pro forma information assumes that the acquisition of DILIsym took place on September 1, 2015 for the income statements for the fiscal year ended August 31, 2017, and 2016. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of DILIsym to reflect the same expenses in the fiscal year ended August 31, 2017 that were incurred in the fiscal year ended August 31, 2016. The adjustments include costs of acquisition of $620,000, and the amortization of intangibles and other technologies acquired during the merger assuming the fair value adjustments applied on September 1, 2015, together with consequential tax effects.

	For the fiscal year ended August 31 (in 1000’s)
	(Pro forma)*	(Pro forma)
	2017	2016
Net Sales	$27,184	$22,847
Net Income	$6,325	$5,423

*Includes 3 months actual results for the period of June 1, 2017 to August 31, 2017

NOTE 14. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited quarterly financial data for each full quarterly period of the years ended August 31, 2017 and 2016:

(in 1,000’s except for per share data)

	First	Second	Third	Fourth*
Year ended August 31, 2017	Quarter	Quarter	Quarter	Quarter
Revenues	$5,418	$5,705	$6,749	$6,266
Gross Profit	$4,082	$4,151	$5,304	$4,293
Net Income	$1,362	$1,196	$2,080	$1,151
Earnings per share, Basic	$0.08	$0.07	$0.12	$0.07
Earnings per share, Diluted	$0.08	$0.07	$0.12	$0.06

	First	Second	Third	Fourth
Year ended August 31, 2016	Quarter	Quarter	Quarter	Quarter
Revenues	$4,839	$5.164	$6,012	$3,958
Gross Profit	$3,755	$3,900	$4,817	$2,898
Net Income	$1,106	$1,145	$1,909	$789
Earnings per share, Basic	$0.07	$0.07	$0.11	$0.07
Earnings per share, Diluted	$0.06	$0.07	$0.11	$0.06

*On June 1, 2017 the Company acquired DILIsym Services Inc., fourth quarter revenues include their results of operations and certain expenses of acquisition.

NOTE 15 - SUBSEQUENT EVENTS

Dividend Declared

On November 1, 2017, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend will be distributed on Monday, November 20, 2017, for shareholders of record as of Monday, November 13, 2017.

