Form 10-Q
period 2017-11-30
SIMULATIONS PLUS INC
filed 2018-01-09
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended November 30, 2017

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

42505 10th Street West

Lancaster, CA 93534-7059

(Address of principal executive offices including zip code)

(661) 723-7723

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 9, 2018 was 17,292,652; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended November 30, 2017

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30,	August 31,
	2017	2017

ASSETS
Current assets
Cash and cash equivalents	$7,045,756	$6,215,718
Accounts receivable, net of allowance for doubtful accounts of $0	5,230,824	4,048,725
Revenues in excess of billings	1,361,242	1,481,082
Prepaid income taxes	–	462,443
Prepaid expenses and other current assets	348,708	459,902
Total current assets	13,986,530	12,667,870
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $10,080,778 and $9,795,469	4,529,380	4,307,600
Property and equipment, net (note 3)	305,634	291,135
Intellectual property, net of accumulated amortization of $2,326,459 and $2,095,417	6,598,541	6,829,583
Other intangible assets net of accumulated amortization of $584,375 and $495,000	3,905,625	3,995,000
Goodwill	10,387,198	10,387,198
Other assets	37,227	34,082
Total assets	$39,750,135	$38,512,468

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$141,815	$240,892
Accrued payroll and other expenses	1,085,065	983,293
Income taxes payable	404,600	–
Current portion - Contracts payable (note 4)	3,150,000	247,328
Billings in excess of revenues	602,233	216,958
Deferred revenue	270,250	353,962
Total current liabilities	5,653,963	2,042,433

Long-term liabilities
Deferred income taxes,net	4,791,460	4,926,960
Payments due under Contracts payable (note 4)	2,626,376	5,738,188
Total liabilities	13,071,799	12,707,581

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 17,287,652 and 17,277,604 shares issued and outstanding	7,288	7,278
Additional paid-in capital	12,303,662	12,109,141
Retained earnings	14,367,386	13,688,468
Total shareholders' equity	26,678,336	$25,804,887
	$–	–
Total liabilities and shareholders' equity	$39,750,135	$38,512,468

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended November 30,

	(Unaudited)
	2017	2016

Net Revenues	$7,068,782	$5,417,933
Cost of revenues	1,735,608	1,335,982
Gross margin	5,333,174	4,081,951
Operating expenses
Selling, general, and administrative	2,408,514	1,863,555
Research and development	360,817	290,299
Total operating expenses	2,769,331	2,153,854

Income from operations	2,563,843	1,928,097

Other income (expense)
Interest income	4,310	4,455
Interest expense	(38,470)	–
Gain (loss) on currency exchange	(12,678)	34,928
Total other income (expense)	(46,838)	39,383

Income before provision for income taxes	2,517,005	1,967,480
Provision for income taxes	(800,999)	(605,915)
Net Income	$1,716,006	$1,361,565

Earnings per share
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

Weighted-average common shares outstanding
Basic	17,282,132	17,226,192
Diluted	17,859,683	17,409,134

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended November 30,

(UNAUDITED)

	2017	2016
Cash flows from operating activities
Net income	$1,716,006	$1,361,565
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	32,777	42,721
Amortization of capitalized computer software development costs	285,310	284,217
Amortization of Intellectual Property	320,417	188,750
Change in value of contingent consideration	38,188	–
Stock-based compensation	130,221	95,860
Shares issued to directors for services	36,773	–
Deferred income taxes	(135,500)	(51,145)
(Increase) decrease in
Accounts receivable	(1,182,099)	(407,962)
Revenues in excess of billings	119,840	(340,947)
Prepaid income taxes	462,443	555,486
Prepaid expenses and other assets	108,049	96,104
Increase (decrease) in
Accounts payable	(99,077)	103,691
Accrued payroll and other expenses	101,772	(23,983)
Billings in excess of revenues	385,275	(33,301)
Accrued income taxes	404,600	100,942
Other liabilities	–	(4,965)
Deferred revenue	(83,712)	(24,132)
Net cash provided by operating activities	2,641,283	1,942,901

Cash flows used in investing activities
Purchases of property and equipment	(47,276)	(58,337)
Capitalized computer software development costs	(507,090)	(234,829)
Net cash used in investing activities	(554,366)	(293,166)

Cash flows used in financing activities
Payment of dividends	(1,037,088)	(861,324)
Payments on Contracts Payable	(247,328)	–
Proceeds from the exercise of stock options	27,537	25,969
Net cash used in financing activities	(1,256,879)	(835,355)

Net increase (decrease) in cash and cash equivalents	830,038	814,380
Cash and cash equivalents, beginning of year	6,215,718	8,030,284
Cash and cash equivalents, end of period	$7,045,756	$8,844,664

Supplemental disclosures of cash flow information
Income taxes paid	34,500	$–

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017 and 2016

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2017, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on November 14, 2017. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Organization

Simulations Plus, Inc. (“Simulations Plus”, “Lancaster”) was incorporated on July 17, 1996. On September 2, 2014, Simulations Plus, Inc. acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”, “Buffalo”) and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. Simulations Plus, Inc., acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary pursuant to a stock purchase agreement dated May 1, 2017. On June 1, 2017, the Company consummated the acquisition of all outstanding equity interests of DILIsym pursuant to the terms of the Stock Agreement, with DILIsym becoming a wholly owned subsidiary of the Company. (Collectively, “Company”, “we”, “us”, “our”)

Lines of Business

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Simulations Plus, Inc. and, as of September 2, 2014, its wholly owned subsidiary, Cognigen Corporation, and as of June 1, 2017, the accounts of DILIsym Services, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

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

We recognize revenue on sales of our DILIsym Subsidiary in accordance with ASC 605-25, “Revenue Recognition, Multiple-Element Arrangements”. Our multiple-deliverable arrangements consist of consulting arrangements, at our DILIsym Subsidiary. We determined all elements to be separate units of accounting as they have standalone value to the customers. We allocate the revenue derived from these arrangements among all the deliverables. We base such allocation on the relative selling price of each deliverable. We recognize the allocated revenue for each deliverable when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

We recognize revenue from collaboration research, revenue from grants and consortium memberships over their terms. For contract revenues based on actual hours incurred, we recognize revenues when the work is performed. For fixed price contracts, we recognize contract study and other contract revenues using the percentage-of-completion method, depending upon how the contract studies are engaged, in accordance with ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. To recognize revenue using the percentage-of-completion method, we must determine whether we meet the following criteria: 1) there is a long-term, legally enforceable contract, 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $285,310 and $284,217 for the three months ended November 30, 2017 and 2016, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is not amortized, instead it is tested for impairment annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, or significant under-performance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of November 30, 2017, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation, and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of November 30, 2017, the entire balance of goodwill was attributed to two of the Company's reporting units, Cognigen Corporation and DILIsym Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. There were no changes to goodwill, nor has the Company recognized any impairment charges, during the three months’ periods ended November 30, 2017 and 2016.

Business Acquisitions

The Company accounted for the acquisition of Cognigen and DILIsym Services, Inc., using the purchase method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of advertiser and publisher turnover rates, and estimates of terminal values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition.

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

The following table summarizes fair value measurements at November 30, 2017 and August 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

November 30, 2017:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,045,756	$–	$–	$7,045,756
Acquisition-related contingent consideration obligations	$–	$–	$4,776,376	$4,776,376

August 31, 2017:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,215,718	$–	$–	$6,215,718
Acquisition-related contingent consideration obligations	$–	$–	$4,738,188	$4,738,188

As of November 30, 2017 and August 31, 2017, the Company has a liability for contingent consideration related to its acquisition of the DILIsym Services, Inc. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value.

Value at August 31, 2017	$4,738,188
Contingent consideration payments	–
Change in value of contingent consideration	38,188
Value at November 30, 2017	$4,776,376

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended November 30, 2017 and 2016 was $1,875. Accumulated amortization as of November 30, 2017 and August 31, 2017 was $43,125 and $41,250, respectively.

On May 15, 2014, we entered into a termination and nonassertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended November 30, 2017 and 2016 was $150,000. Accumulated amortization as of November 30, 2017 and August 31, 2017 was $2,125,000 and $1,975,000, respectively.

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with the drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the three months ended November 30, 2017 was $79,176 and is included in cost of revenues. Accumulated amortization as of November 30, 2017 and August 31, 2017 was $158,333 and $79,176, respectively.

Total amortization expense for intellectual property agreements for the three months ended November 30, 2017 and 2016 was $320,417 and $188,750, respectively. Accumulated amortization as of November 30, 2017 was $2,326,458 and $2,095,417 as of August 31, 2017.

Intangible assets

The following table summarizes those intangible assets as of November 30, 2017:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships	Straight line 8 years	$1,100,000	$446,875	$653,125
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	32,500	17,500
Covenants not to compete-DILIsym	Straight line 4 years	80,000	10,000	70,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 8 years	1,900,000	95,000	1,805,000
		$4,490,000	$584,375	$3,905,625

Amortization expense for each of the three month periods ended November 30, 2017 and 2016 was $89,375 and $36,875, respectively. According to policy in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2017 and 2016 were as follows:

	Three months ended
	11/30/2017	11/30/2016
Numerator:
Net income attributable to common shareholders	$1,716,006	1,361,565

Denominator:
Weighted-average number of common shares outstanding during the period	17,282,132	17,226,192
Dilutive effect of stock options	589,551	182,942
Common stock and common stock equivalents used for diluted earnings per share	17,871,683	17,409,134

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $130,221 and $95,860 for the three months ended November 30, 2017 and 2016, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General, and Administration (SG&A), and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the three months ended November 30, 2017 and 2016.

Recently Issued Accounting Pronouncements

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

NOTE 3: Property and Equipment

Property and equipment as of November 30, 2017 consisted of the following:

Equipment	$661,987
Computer equipment	243,308
Furniture and fixtures	141,615
Leasehold improvements	103,598
Sub total	1,150,508
Less: Accumulated depreciation and amortization	(844,874)
Net Book Value	$305,634

NOTE 4: CONTRACTS PAYABLE

DILIsym Acquisition Liabilities:

On June 1, 2017, the Company acquired DILIsym Services, Inc. The agreement provided for a working capital adjustment, an eighteen-month $1,000,000 holdback provision against certain representations and warrantees, and an Earn-out agreement of up to an additional $5,000,000 in Earn-out payments based on earnings over the next three years. The Earn-out liability has been recorded at an estimated fair value. Payments under the Earn-out liability will be due starting in FY 2019, it is estimated that approximately 43% of the Earn-out liability and well as the holdback will be paid in 2019 and the majority of the remaining Earn-out will be paid in the following year.

As of November 30, 2017 and August, 31, 2017 the following liabilities have been recorded:

	November 30, 2017	August 31, 2017
Working Capital Liability	$–	$247,328
Holdback Liability	1,000,000	1,000,000
Earn-out Liability	4,776,376	4,738,188
Sub Total	$5,776,376	$5,985,516
Less: Current Portion	3,150,000	247,328
Long-Term	$2,626,376	$5,738,188

NOTE 5: COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 13,500 square feet of space in Lancaster, California. The original lease had a five-year term with two, three-year options to extend. The initial five-year term expired in February 2011, and we extended the lease to February 2, 2014. In June 2013, the lease was amended to extend the term to February 2, 2017. The amended lease also provides for an annual base rent increase of 3% per year and two, two-year options to extend. In May 2016 the Company exercised the two, two-year options extending the term of the lease through February 2, 2021 at a fixed rate of $25,000 per month. The new extension agreement allowed the Company with 90 days’ notice to opt out of the remaining lease in the last two years of the term upon payment of a recapture payment equal to the 3% base payment increase that would have been due under the original agreement.

Our Buffalo subsidiary leases approximately 12,623 square feet of space in Buffalo, New York. The initial five-year term expires in October 2018; the lease allows for a three-year option to extend to October 2021. The current base rent is $15,638 per month.

In September 2017 DILIsym service signed a three-year lease for approximately 1,900 rentable square feet of space in Research Triangle Park, North Carolina. The initial three-year term expires in October 2020. The initial base rent is $3,975 per month with an annual 3% adjustment. Prior to this lease DILIsym was on a month-to-month rental.

Rent expense, including common area maintenance fees for the three months ended November 30, 2017, and 2016 was $135,877, and $122,949, respectively.

Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company executed a royalty agreement with Accelrys, Inc. (“Accelrys”) (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the Company now operates under the name BIOVIA. We incurred royalty expense of $35,897 and $31,069, respectively, for the three months ended November 30, 2017 and 2016, respectively.

Income taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $-0- for fiscal year 2018 We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal year 2012 thru 2013 and 2015 are open for audit, and our state tax returns for fiscal year 2011 through 2015 remain open for audit. In addition, our California tax return for the fiscal year 2007 and fiscal year 2008 remains open with regard to R&D tax credits as a result of a previous audit for which we received a letter from the California Franchise Tax Board stating that an audit will not be conducted for those years at this time; however it may be subject to future audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

Litigation

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings, particularly complex legal proceedings, cannot be predicted with any certainty.

We are not a party to any legal proceedings and are not aware of any pending legal proceedings of any kind.

NOTE 6: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2018 and 2017. The details of the dividends paid are in the following tables:

FY2018
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
Total				$1,037,088

FY2017
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/10/2016	11/17/2016	17,226,478	$0.05	$861,324
1/30/2017	2/6/2017	17,233,758	$0.05	$861,688
5/08/2017	5/15/2017	17,240,626	$0.05	$862,031
7/28/2017	8/4/2017	17,268,920	$0.05	$863,446
Total				$3,448,489

Equity Incentive Plan

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

As of November 30, 2017, employees and directors hold Qualified Incentive Stock Options and Non-Qualified Stock Options to purchase 1,243,606 shares of common stock at exercise prices ranging from $1.00 to $17.71.

The following table summarizes information about stock options:

Transactions in FY18	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2017	1,249,126	$8.51	7.52
Granted	12,000	$17.71
Exercised	(7,792)	$7.28
Cancelled/Forfeited	(3,728)	$8.16
Expired	(6,000)	5.06
Outstanding, November 30, 2017	1,243,606	$8.63	7.51
Exercisable, November 30, 2017	394,765	$6.51	5.46

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 8.63 years at November 30, 2017. The exercise prices for the options outstanding at November 30, 2017 ranged from $1.00 to $17.71, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$4.00	54,000	1.08 years	$1.45	54,000	1.08 years	$1.45
$4.01	$8.00	384,870	5.86 years	$6.63	254,665	5.40 years	$6.52
$8.51	$12.00	779,820	8.76 years	$9.87	86,100	8.38 years	$9.69
$12.01	$16.00	12,916	9.72 years	$14.44	0	–	$–
$16.51	$17.71	12,000	4.96 years	$17.71	0	–	$–
		1,243,606	7.51 years	$8.63	394,765	5.46 years	$6.51

During the period ended November 30, 2017 the company issues 2,256 shares of stock to non-management directors of the Company valued at $36,770 as compensation for services rendered to the Company.

NOTE 7: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California and North Carolina with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At November 30, 2017 the Company had cash and cash equivalents exceeding insured limits by $5,948,000.

Revenue concentration shows that international sales accounted for 35.6% and 31.8% of net sales for the three months ended November 30, 2017 and 2016, respectively. Four customers accounted for 7%, 7% (a dealer account in Japan representing various customers), 6% and 6% of net sales during the three months ended November 30, 2017. Three customers accounted for 9%, 7% (a dealer account in Japan representing various customers), and 6% of net sales during the three months ended November 30, 2016.

Accounts receivable concentration shows that six customers comprised 18%, 8%, 8% (a dealer account in Japan representing various customers), 7%, 6%, and 5% of accounts receivable at November 30, 2017. Accounts receivable concentration shows that four customers comprised 19%, 8% (a dealer account in Japan representing various customers), 7%, and 5% of accounts receivable at November 30, 2016.

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

Results for each segment and consolidated results are as follows for the three ended November 30, 2017 and 2016 (in thousands, because of rounding numbers may not foot):

November 30, 2017
	Lancaster	Buffalo	North Carolina*	Eliminations	Total
Net revenues	$4,042	$1,913	$1,114	$–	$7,069
Income (loss) from operations	$1,641	$508	$415	$–	$2,564
Total assets	$33,033	$10,429	$13,990	$(17,702)	$39,750
Capital expenditures	$25	$18	$5	$–	$48
Capitalized software costs	$283	$159	$66	$–	$507
Depreciation and amortization	$414	$87	$137	$–	$638

*Acquired June 1, 2017

November 30, 2016
	Lancaster	Buffalo	Eliminations	Total
Net revenues	$3,695	$1,723	$–	$5,418
Income (loss) from operations	$1,489	$439	$–	$1,928
Total assets	$26,432	$9,308	$(7,238)	$28,503
Capital expenditures	$21	$37	$–	$58
Capitalized software costs	$212	$21	$–	$234
Depreciation and amortization	$417	$99	$–	$516

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended November 30, 2017 and 2016 were as follows (in thousands, because of rounding numbers may not foot):

Three months ended November 30, 2017
	North America	Europe	Asia	South America	Total
Lancaster	$1,816	$1,089	$1,133	$4	$4,042
Buffalo	1,913	–	–	–	1,913
North Carolina	811	12	291	–	1,114
Total	$4,540	$1,101	$1,424	$4	$7,069

Three months ended November 30, 2016
	North America	Europe	Asia	South America	Total
Lancaster	$1,973	$721	$1,001	$1	$3,695
Buffalo	1,723	–	–	–	1,723
Total	$3,696	$721	$1,001	$1	$5,418

NOTE 9: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $71,381 and $53,959 for the three months ended November 30, 2017 and 2016, respectively.

NOTE 10:- ACQUISITION/MERGER WITH SUBSIDIARIES

DILIsym Services, Inc.

On May 1, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Agreement”) with DILIsym Services, Inc (“DILIsym”). On June 1 2016, the Company consummated the acquisition of all outstanding equity interests of DILIsym pursuant to the terms of the Stock Agreement, with DILIsym becoming a wholly owned subsidiary of the Company. We believe the combination of Simulations Plus and DILIsym provides substantial future potential based on the complementary strengths of each of the companies.

Under the terms of the Stock Agreement, as described below, the Company will pay the former shareholders of DILIsym total consideration of approximately $10,463,000.

On June 1, 2017, the Company paid the former shareholders of DILIsym a total of $4,515,982, which included a $4,000,000 initial payment and a preliminary working capital payment of $515,982. Additional working capital adjustments of $247,328 were due under the agreement and were paid subsequent to August 31, 2017.

Within three business days following the eighteen-month anniversary of the date of the Stock Agreement, May 1, 2017, and subject to any offsets, the Company will pay the former shareholders of DILIsym a total of $1,000,000. The agreement calls for Earn-out payments up to an additional $5,000,000 based on a formula of pre-tax earnings over the next three years. The Earn-out liability has been recorded at fair value.

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

PROFORMA INFORMATION (UNAUDITED)

Consolidated supplemental Pro Forma information

The following consolidated supplemental pro forma information assumes that the acquisition of DILIsym took place on September 1, 2016 for the income statement for the three-month period ended November 30, 2016. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of DILIsym to reflect the same expenses in the three-month period ended November 30, 2016. The adjustments include costs of acquisition, and amortization of intangibles and other technologies acquired during the merger, assuming the fair-value adjustments applied on September 1, 2016, together with consequential tax effects.

	For the quarterly period ended November 30, (in 1000’s) (Unaudited)
	(Actual)	(Pro forma)
	2017	2016
Net Sales	$7,069	$5,958
Net Income	$1,716	$1,274

NOTE 11: SUBSEQUENT EVENT

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires that the company recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Among other things, changes in tax laws or tax rates can affect the amount of taxes payable for the current period, as well as the amount and timing of deferred tax liabilities and deferred tax assets. The Company is a fiscal year reporting company, because the 2017 Tax Act became law in December 2017, and as such would be required to account for the impacts related to the 2017 Tax Act in the financial statements included in their annual report on Form 10-K for August 31, 2018 due in November 2018. The Company has elected to take advantage of the extended measurement period provided by SEC Staff Accounting Bulletin No. 118, and will report the effect of the changes from the 2017 Tax Act when the calculations are complete, or reasonable estimates can be determined. The Company has begun the process of analysis of the 2017 Tax Act and will recognize the effect of the changes in tax laws or rates in the period that the process has been completed.

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

In September 2014, Simulations Plus acquired Cognigen Corporation (Cognigen) as a wholly owned subsidiary pursuant to that certain Agreement and Plan of Merger, dated as of July 23, 2014, by and between Simulations Plus and Cognigen (the “Merger Agreement”). Cognigen was originally incorporated in 1992. Through the integration of Cognigen into Simulations Plus, Simulations Plus became also a leading provider of population modeling and simulation contract research services for the pharmaceutical and biotechnology industries. Our clinical-pharmacology-based consulting services include pharmacokinetic and pharmacodynamic modeling, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. We have also developed software for harnessing cloud-based computing in support of modeling and simulation activities and secure data archiving, and we provide consulting services to improve interdisciplinary collaborations and research and development productivity.

In June 2017, Simulation Plus acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary pursuant to a stock purchase agreement dated May 1, 2017. On June 1, 2017, the Company consummated the acquisition of all outstanding equity interests of DILIsym pursuant to the terms of the Stock Agreement, with DILIsym becoming a wholly owned subsidiary of the Company. We believe the combination of Simulations Plus and DILIsym provides substantial future potential based on the complementary strengths of each of the companies. The acquisition of DILIsym positions the Company as the leading provider of Drug Induced Liver Injury (DILI) modeling and simulation software and contract research services. In addition to the DILIsym® software for analysis of potential drug-induced liver injury, DILIsym Services, Inc. also has developed a simulation program for analyzing nonalcoholic fatty liver disease (NAFLD) called NAFLDsym™. The difference between DILIsym and NAFLDsym is that DILIsym estimates the potential for a particular drug molecule to induce liver injury (i.e., to cause damage), while NAFLDsym estimates the likelihood of new molecules to treat nonalcoholic fatty liver disease (i.e., to repair damage), and is unique to the mechanisms involved in such treatment. As such, DILIsym can be a single program that addresses a wide variety of molecules across various companies, while NAFLDsym requires customizing the software for each mechanism of action. Both the DILIsym and NAFLDsym software programs require outputs from physiologically based pharmacokinetics (PBPK) software as inputs. The GastroPlus™ PBPK software from Simulations Plus provides such information; thus, the integration of these technologies will provide a seamless capability for analyzing the potential for drug-induced liver injury for new drug compounds and for investigating the potential for new therapeutic agents to treat nonalcoholic fatty liver disease.

We are a global leader focused on improving the ways scientists use knowledge and data to predict the properties and outcomes of pharmaceutical and biotechnology agents, and are one of only two global companies who provide a wide range of preclinical and clinical consulting services and software. Our innovations in integrating new and existing science in medicinal chemistry, computational chemistry, pharmaceutical science, biology, physiology, and machine learning into our software have made us the leading software provider for PBPK modeling and simulation and for prediction of molecular properties from structure.

We generate revenue by delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies use our software programs and scientific knowledge to guide early drug discovery (molecule design and screening), preclinical, and clinical development programs. They also use it to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial designs, and simulate outcomes in special populations, such as the elderly and pediatric patients.

PRODUCTS

General

We currently offer ten software products for pharmaceutical research and development: five simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus™; DDDPlus™; MembranePlus™; DILIsym®; and NAFLDsym™; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor™; MedChem Designer™; and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite™); our newest program which is designed for rapid clinical trial data analysis and regulatory submissions called PKPlus™; and a program called KIWI™ from our Cognigen division that provides an integrated platform for data analysis and reporting through our proprietary secure cloud.

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

In September 2016, we announced that Simulations Plus had been invited to join the European SimInhale Consortium and had been admitted to this prestigious group focused on advancing the state of the art for simulation of inhaled dosage forms. As one of only two U.S. participants, Simulations Plus is participating in activities designed to advance particle designs for improved deposition and interaction with lung tissue; promote realistic computer simulations of particle aerosolization, delivery, and deposition; promote patient-tailored inhaled medicines; promote integration of device and formulation design; and promote critical assessment of toxicity issues and related risks.

In September 2014, we entered into a research collaboration agreement (RCA) with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosing Routes Module of GastroPlus. The objective of this agreement was to provide a tool for generic companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. Under this RCA, we received up to $200,000 per year. This RCA could be renewed for up to a total of three years based on the progress achieved during the project. After a successful second year, the RCA was renewed for its third year in September 2016, and was completed in September 2017.

We were awarded another RCA by the FDA in September 2015; this one to expand the capabilities of GastroPlus to simulate the dosing of long-acting injectable microspheres. This type of dosage form is usually injected via subcutaneous or intramuscular routes, but can also be used for ocular dosing. Once again, this RCA provides up to $200,000 per year for up to three years. Under this agreement, we are developing simulation models to deal with the very slow dissolution/decomposition of the microsphere carrier material that gradually releases the active drug over periods as long as weeks or months. After a successful second year, the RCA was renewed for the third year in September 2017, and will expire in September 2018 unless further renewed.

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

PKPlus™

On August 25, 2016, we announced the release of a new standalone software product called PKPlus, based on the internal PKPlus Module in GastroPlus that has been available since 2000. The PKPlus Module in GastroPlus provides quick and easy fitting of compartmental pharmacokinetic (PK) models as well as a simple noncompartmental analysis (NCA) for intravenous and extravascular (oral, dermal, ocular, pulmonary, etc.) doses; however, the PKPlus Module in GastroPlus was not designed to meet all of the requirements for performing these analyses for Phase 2 and 3 clinical trials, nor to produce report-quality output for regulatory submissions. The new standalone PKPlus program has been developed to provide the full level of functionality needed by pharmaceutical industry scientists to perform the analyses and generate the outputs needed to fully satisfy regulatory agency requirements for both more complex NCA as well as compartmental PK modeling. After receiving considerable feedback on version 1.0, we began modifying the program to include a number of additional features requested by our users and potential users and expect to release the next version early in 2018. We believe the potential number of eventual users for PKPlus is in the thousands world-wide and that it has the potential to eventually become one of our leading revenue producers.

We are now in final development testing and documentation of PKPlus version 2.0, which has incorporated a wide variety of requested features from current users as well as evaluators of version 1.0, including:

•	21 CFR Part 11 compliance for audit trail and validation

•	nonparametric superstition for analysis of multiple-dose pharmacokinetics

•	ability to edit input data prior to incorporating it into a project

•	ability to save templates for various types of analyses to reduce the time required when working with new datasets

•	new statistics graphical outputs

•	command line capability for rapid validation after installation on customers’ computer systems and for batch processing

ADMET Predictor™

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a chemistry-based computer program that takes molecular structures (i.e., drawings of molecules represented in various formats) as inputs and predicts approximately 150 different properties for them at an average rate of over 100,000 compounds per hour on a modern laptop computer. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, as well as to generate estimates of unknown properties for molecules that have been synthesized, but for which only a limited number of experimental properties have been measured. Thus, a chemist can assess the likely success of a large number of existing molecules in a company’s chemical library, as well as molecules that have never been made, by providing only their molecular structures, either by drawing them using a tool such as our MedChem Designer software, or by automatically generating large numbers of molecules using various computer algorithms, including those embedded in our MedChem Studio software.

ADMET Predictor has enjoyed top-ranked for predictive accuracy in multiple peer-reviewed, independent comparison studies for many years, while generating its results at a high throughput rate. Although the state of the art of this type of software does not enable identifying the best molecule in a series, it does allow early screening of molecules that are highly likely to fail as potential drug candidates (i.e., the worst molecules, which is usually the majority of a chemical library) before synthesizing and testing them. Thus, millions of virtual compounds can be created and screened in a day, compared to potentially months or years of work to actually synthesize and test a much smaller number of actual compounds.

ADMET Predictor version 8.0 was released on August 1, 2016. This version featured a completely redesigned and modernized interface as well as a number of new capabilities to enhance the performance and user-friendliness of the program. In addition, we integrated a number of MedChem Studio features into version 8.0, and created a tighter integration between the two programs when a MedChem Studio license is obtained along with an ADMET Predictor license.

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

We released version 8.1 of ADMET Predictor in January 2017. This release included:

•	both 64-bit and 32-bit executables, making it possible to handle larger data sets
•	optimization of spreadsheet and model-building functions to improve efficiency
•	streamlined and much more efficient model-building in ADMET Modeler using our proprietary machine-learning engine
•	combinatorial substituent and scaffold replacement operations in the MedChem Studio™ Module
•	new in silico Ames tests to produce reliable confidence predictions that are more broadly applicable
•	ADMET Risk™ scores accessible graphically in histograms

The recent release of version 8.5 in November 2017 added:

•	a new Simulation Module to predict absorption and bioavailability for libraries of molecules from their structure

•	ability to optimize doses to achieve desired steady-state concentrations

•	new property models for rat fraction unbound in plasma, blood/plasma concentration ratio, and metabolism by certain enzymes

•	all MedChem Studio™ features now available through the same graphical user interface as ADMET Predictor

•	new synthetic difficulty model

•	improved visualization

•	multithreading and other speed enhancements

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

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule-drawing program, or “sketcher”, but now has capabilities exceeding those of other molecule-drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule-drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license, the chemist would see the entire approximately 150 predictions that are available. Over 23,000 copies of MedChem Designer have been downloaded by scientists around the world to date.

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

KIWI 2 was released in December 2017. This latest version introduces a repository within the KIWI Cloud service to facilitate the management and organization of data and documents used and produced to support the modeling and simulation analyses used, in part, to submit new drug applications. The user interface provides a pre-defined directory as a default that can be customized, allows file version control, and provides a comprehensive roles and permissions structure to enhance collaboration among a community of users. As part of this initiative an enhanced authentication framework foundation was included to provide the ability for clients to customize authentication rules according to their internal regulatory policies and procedures. In addition, since it can take hundreds of models to create one final model, an automated diagnostics dashboard has been added that visually displays the results of over 10 diagnostics that are used by modelers to decide what direction to take their modeling with the potential to significantly reduce the amount of time it takes to arrive at a final model.

We continue enhancing KIWI as part of our five-year, almost-$5 million contract with a leading global research foundation.

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

NAFLDsym

Where DILIsym is used to investigate the likelihood that a known drug molecule would cause injury to the liver, NAFLDsym is concerned with a liver that is already diseased by excess fat and investigates the likelihood that various molecules might provide beneficial therapeutic benefits to treat or cure the disease. DILIsym can be considered a “shrink wrap” software product, usable across many companies and drug development projects. NAFLDsym, on the other hand, requires modification for each of a number of different mechanisms of action that potential new drug compounds could use to treat the disease, and so is a customized tool used in consulting projects for each new client project.

Contract Research and Consulting Services

Our scientists and engineers have expertise in drug absorption via various dosing routes (oral, intravenous, subcutaneous, intramuscular, ocular, nasal/pulmonary, and dermal), pharmacokinetics, and pharmacodynamics. They have attended over 200 scientific meetings worldwide in the past four years, often speaking and presenting. We frequently conduct contracted consulting studies for large customers (including the five largest pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing, and we have expanded our consulting teams to meet the increased workload.

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

To date, we have developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. These arrangements sometimes require that we pay royalties to third parties. We intend to continue to license or otherwise acquire technology or products from third parties when it makes business sense to do so. We currently have one license agreement, with BIOVIA (formerly known as Accelrys, Inc.), a San Diego division of Dassault Systemes in France, pursuant to which a small royalty is paid to BIOVIA from revenues on each license for the Metabolite module in ADMET Predictor. This license agreement continues in perpetuity and either party has the right to terminate it.

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

PRODUCTION

Our pharmaceutical software products are designed and developed by our development teams in California (Lancaster, Guerneville, San Jose, and San Diego), North Carolina (Research Triangle Park), and New York (Buffalo). In addition, our Chief Executive Officer works primarily from Auburn, Alabama. Our products and services are now delivered electronically – we no longer provide CD-ROMs and printed manuals or reports.

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

In June 2017, Simulation Plus acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary pursuant to a stock purchase agreement dated May 1, 2017. On June 1, 2017, the Company consummated the acquisition of all outstanding equity interests of DILIsym pursuant to the terms of the Stock Agreement, with DILIsym becoming a wholly owned subsidiary of the Company. We believe the combination of Simulations Plus and DILIsym provides substantial future potential based on the complementary strengths of each of the companies. The acquisition of DILIsym positions the Company as the leading provider of Drug Induced Liver Injury (DILI) modeling and simulations software and contract research services. In addition to the DILIsym® software for analysis of potential drug-induced liver injury, DILIsym Services, Inc. also has developed a simulation program for analyzing nonalcoholic fatty liver disease (NAFLD) called NAFLDsym™.

It is our intent to continue to search for acquisition opportunities that are compatible with our current businesses and that are accretive, i.e., adding to both revenues and earnings.

In the fiscal year ended August 31, 2017 we distributed $0.20 per share in dividends to our shareholders. In November 2017, we distributed a quarterly dividend of $0.06 per share. We anticipate future dividends to be $0.06 per share per quarter; however, there can be no assurances that such dividends will be distributed, or if so, whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each quarterly dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended November 30, 2017 and 2016.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	11/30/17		11/30/16
Net revenues	$7,069	100.0%	$5,418	100.0%
Cost of revenues	1,736	24.6	1,336	24.7
Gross profit	5,333	75.4	4,082	75.3
Selling, general and administrative	2,409	34.1	1,864	34.4
Research and development	361	5.1	290	5.4
Total operating expenses	2,769	39.2	2,154	39.8
Income from operations	2,564	36.3	1,928	35.6
Other income	(47)	(0.7)	39	0.7
Income from operations before taxes	2,517	35.6	1,967	36.3
(Provision for) income taxes	(801)	(11.3)	(606)	(11.2)
Net income	$1,716	24.3%	$1,361	25.1%

Net Revenues

Consolidated net revenues increased by 30.5% or $1.65 million to $7.07 million in the first fiscal quarter of Fiscal Year 2018 (“1QFY18”) from $5.42 million in the first fiscal quarter of Fiscal Year 2017 (“1QFY17”). Changes by division are as follows:

•	Lancaster: $346,000 increase, representing a 9.4% increase to $4.04 million
•	Buffalo (Cognigen): $190,000 increase, representing an 11.1% increase to $1.91 million
•	North Carolina (DILIsym): recorded revenues of $1.11 million. (Acquired June 1, 2017, they were not a part of the prior year numbers)

Consolidated software and software-related sales increased $342,000 or 10.0%, while consolidated consulting and analytical study revenues increased $1.31 million or 65.3% over 1QFY17.

Cost of Revenues

Consolidated cost of revenues increased by $400,000, or 29.9%, in 1QFY18 to $1.74 million from $1.34 million in 1QFY17. Labor-related cost accounted for $262,000 of this increase, a combination of increased labor count, salary increases, and bonuses at our subsidiaries based on increased earnings. Included in the increase was $139,000 of salary expense at DILIsym. Other significant increases in cost of revenues included $97,000 of direct contract expenses paid for testing at DILIsym, and approximately $119,000 of increased training related expenses as well as an additional $79,000 of amortization expense associated with acquired technologies associated with DILIsym’s drug-induced liver injury technologies.

Cost of Revenues as a percentage of revenue remained fairly constant decreasing by 0.1% in 1QFY18 to 24.6% as compared to 24.7% in 1QFY17.

Gross Profit

Consolidated gross margin increased $1.25 million or 30.7%, to $5.33 million in 1QFY18 from $4.08 million in 1QFY17. $318,000 of this increase is from the California division, which showed an 82.4% gross margin. The Buffalo Division Gross margins increased $139,000 or 13.0% with margins of 63.1%, and DILIsym of North Carolina showed $794,000, a 71.2% margin.

Overall gross margin remained fairly constant increasing by 0.1% to 75.4% in 1QFY18 from 75.3.9% in 1QFY17.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $545,000, or 29.2% to $2.41 million in 1QFY18 from $1.86 million in 1QFY17. As a percent of revenues, SG&A was 34.1% for 1QFY18, compared to 29.2% in 1QFY17.

The major increases in SG&A expense were:

o	Market expenses: $91,000 related to trade show and conference attendance
o	Contract labor: $94,000 made up of outsources services and increased director compensation program costs
o	G&A Salaries and Wages increased by $151,000; this increase is a combination of increased stock compensation costs of $47,000, salaries of $72,000 at DILIsym during the last fiscal quarter after acquisition, annual salary increases and increased head count in Lancaster and Buffalo
o	Insurance Expense $66,000; mostly health-related medical costs due to cost increased and higher employee counts, of which $34,000 was associated with DILIsym
o	Payroll tax expense increased $44,000, the effect of higher salary expense of which $22,000 was DILIsym
o	Amortization expense increased $53,000 due to new acquisition amortization for DILIsym intangibles

The major decreases in SG&A expense were:

o	Legal expenses decreased $52,000 due to a reduction in document review

Research and Development

Total research and development cost increased $343,000 in 1QFY18 compared to 1QFY17. In 1QFY18 we incurred approximately $868,000 of research and development costs, of this amount, $507,000 was capitalized and $361,000 was expensed. In 1QFY17 we incurred approximately $525,000 of research and development costs, of this amount, $235,000 was capitalized and $290,000 was expensed.

Other income (expense)

Other income was an expense of $47,000 compared to income of $39,000 in 1QFY17, a decrease of $86,000. Foreign currency exchange accounted for $47,000, the change mainly due to the yen strengthening in relation to the US dollar. An additional $38,000 of imputed interest expense associated with acquisition-related liabilities was the other major change.

Provision for Income Taxes

The provision for income taxes was $801,000 for 1QFY18 compared to $606,000 for 1QFY17. Our effective tax rate increased 1.0% to 31.8% in 1QFY18 from 30.8% in 1QFY17. The increase is a result of fewer tax deductions for stock based compensation in 1QFY18.

Net Income

Net income increased by $354,000, or 26.0%, in 1QFY18 to $1.72 million from $1.36 million in 1QFY17. Net earnings from our Lancaster division were up $33,000 or 3.1% to $1.11 million in 1QFY18. Net earnings for our Buffalo division were up $49,000 or 17.7% to $281,000 in 1QFY18. DILIsym (No. Carolina) net earnings were $272,000 for 1QFY17.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of November 30, 2017 and August 31, 2017, we had cash and cash equivalents of $7.05 million and $6.22 million, respectively. We do not hold any investments that are exposed to market risk related to changes in interest rates, which could adversely affect the value of our assets and liabilities, and we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the three months ended November 30, 2017 and 2016, we sold $580,000 and $554,000, respectively of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables are subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of November 30, 2017, that our disclosure controls and procedures were effective.

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

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 9, 2018.

Simulations Plus, Inc.

Date:	January 9, 2018	By: /s/ John R Kneisel
John R. Kneisel

Chief Financial Officer

