Form 10-Q
period 2018-02-28
SIMULATIONS PLUS INC
filed 2018-04-09
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended February 28, 2018

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 9, 2018 was 17,326,014; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended February 28, 2018

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	(Unaudited)	(Audited)
	February 28,	August 31,
ASSETS
	2018	2017
Current assets
Cash and cash equivalents	$6,920,792	$6,215,718
Accounts receivable, net of allowance for doubtful accounts of $0	6,003,051	4,048,725
Revenues in excess of billings	1,837,952	1,481,082
Prepaid income taxes	136,312	462,443
Prepaid expenses and other current assets	436,652	459,902
Total current assets	15,334,759	12,667,870
Long-term assets

Capitalized computer software development costs, net of accumulated amortization of $10,416,501 and $9,795,469	4,834,058	4,307,600
Property and equipment, net (note 3)	288,708	291,135
Intellectual property, net of accumulated amortization of $2,557,501 and $2,095,417	6,367,499	6,829,583
Other intangible assets net of accumulated amortization of $673,750 and $495,000	3,816,250	3,995,000
Goodwill	10,387,198	10,387,198
Other assets	37,227	34,082
Total assets	$41,065,699	$38,512,468

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$164,857	$240,892
Accrued payroll and other expenses	938,100	983,293
Current portion - Contracts payable (note 4)	2,910,000	247,328
Billings in excess of revenues	452,365	216,958
Deferred revenue	1,056,819	353,962
Total current liabilities	5,522,141	2,042,433

Long-term liabilities
Deferred income taxes, net	3,204,373	4,926,960
Payments due under Contracts payable (note 4)	2,904,564	5,738,188
Total liabilities	11,631,078	12,707,581

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 17,287,652 and 17,277,604 shares issued and outstanding	7,326	7,278
Additional paid-in capital	12,624,190	12,109,141
Retained earnings	16,803,105	13,688,468
Total shareholders' equity	29,434,621	$25,804,887

Total liabilities and shareholders' equity	$41,065,699	$38,512,468

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2018 and February 28, 2017

	Three months ended		Six months ended
	(Unaudited)
	2018	2017	2018	2017

Revenues	$7,356,715	$5,705,590	$14,425,496	$11,123,525
Cost of revenues	2,115,482	1,553,952	3,851,090	2,889,935
Gross margin	5,241,233	4,151,638	10,574,406	8,233,590
Operating expenses
Selling, general, and administrative	2,339,721	1,948,136	4,748,237	3,811,692
Research and development	484,330	408,536	845,146	698,836
Total operating expenses	2,824,051	2,356,672	5,593,383	4,510,528

Income from operations	2,417,182	1,794,966	4,981,023	3,723,062

Other income (expense)
Interest income	6,179	4,429	10,489	8,886
Interest expense	(38,188)	–	(76,658)	–
Gain(loss) on currency exchange	(584)	(14,441)	(13,262)	20,486
Total other income (expense)	(32,593)	(10,012)	(79,431)	29,372

Income before provision for income taxes	2,384,589	1,784,954	4,901,592	3,752,434
Benefit (Provision) for income taxes	1,090,198	(589,194)	289,198	(1,195,109)
Net Income	$3,474,787	$1,195,760	$5,190,790	$2,557,325

Earnings per share
Basic	$0.20	$0.07	$0.30	$0.15
Diluted	$0.19	$0.07	$0.29	$0.15

Weighted-average common shares outstanding
Basic	17,302,763	17,233,017	17,292,391	17,229,586
Diluted	17,855,351	17,438,508	17,843,345	17,421,457

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2018 and February 28, 2017

(UNAUDITED)

	2018	2017
Cash flows from operating activities
Net income	$5,190,790	$2,557,325
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,328,170	1,032,949
Change in value of contingent consideration	76,376	–
Stock-based compensation	345,263	212,486
Deferred income taxes	(1,722,587)	(200,570)
(Increase) decrease in
Accounts receivable	(1,954,326)	(1,658,702)
Revenues in excess of billings	(356,870)	(529,389)
Prepaid income taxes	326,131	181,081
Prepaid expenses and other assets	20,105	114,417
Increase (decrease) in
Accounts payable	(76,035)	113,244
Accrued payroll and other expenses	(45,193)	(33,535)
Billings in excess of revenues	235,407	(75,027)
Other liabilities	–	(8,274)
Deferred revenue	702,857	18,516
Net cash provided by operating activities	4,070,088	1,724,521

Cash flows used in investing activities
Purchases of property and equipment	(63,876)	(105,823)
Capitalized computer software development costs	(1,147,490)	(584,376)
Net cash used in investing activities	(1,211,366)	(690,199)

Cash flows used in financing activities
Payment of dividends	(2,076,153)	(1,723,012)
Payments on Contracts Payable	(247,328)	–
Proceeds from the exercise of stock options	169,833	85,217
Net cash used in financing activities	(2,153,648)	(1,637,795)

Net increase (decrease) in cash and cash equivalents	705,074	(603,473)
Cash and cash equivalents, beginning of year	6,215,718	8,030,284
Cash and cash equivalents, end of period	$6,920,792	$7,426,811

Supplemental disclosures of cash flow information
Income taxes paid	$1,069,000	$1,204,500

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended February 28, 2018, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on November 14, 2017. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

We recognize revenue on sales of our DILIsym Subsidiary in accordance with ASC 605-25, “Revenue Recognition, Multiple-Element Arrangements”. Our multiple-deliverable arrangements consist of consulting arrangements at our DILIsym Subsidiary. We determined all elements to be separate units of accounting as they have standalone value to the customers. We allocate the revenue derived from these arrangements among all the deliverables. We base such allocation on the relative selling price of each deliverable. We recognize the allocated revenue for each deliverable when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

We recognize revenue from collaboration research, revenue from grants, and consortium memberships over their terms. For contract revenues based on actual hours incurred, we recognize revenues when the work is performed. For fixed-price contracts, we recognize contract study and other contract revenues using the percentage-of-completion method, depending upon how the contract studies are engaged, in accordance with ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. To recognize revenue using the percentage-of-completion method, we must determine whether we meet the following criteria: 1) there is a long-term, legally enforceable contract, 2) it is possible to reasonably estimate the total project costs, and 3) it is possible to reasonably estimate the extent of progress toward completion.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis using the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $335,723 and $289,659 for the three months ended February 28, 2018 and 2017, respectively, and $621,032 and $573,876 for the six months ended February 28, 2018 and 2017, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill and indefinite-lived assets

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and recognizes the assets acquired and liabilities assumed at their acquisition-date fair value. Acquired intangible assets include customer relationships, software, trade names, and noncompete agreements. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is not amortized, instead it is tested for impairment annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of February 28, 2018, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation, and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of February 28, 2018, the entire balance of goodwill was attributed to two of the Company's reporting units, Cognigen Corporation and DILIsym Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. There were no changes to goodwill, nor has the Company recognized any impairment charges, during the three-month periods ended February 28, 2018 and 2017.

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

The following table summarizes fair value measurements at February 28, 2018 and August 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

February 28, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,920,792	$–	$–	$6,920,792
Acquisition-related contingent consideration obligations	$–	$–	$4,814,564	$4,814,564

August 31, 2017:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,215,718	$–	$–	$6,215,718
Acquisition-related contingent consideration obligations	$–	$–	$4,738,188	$4,738,188

As of February 28, 2018, and August 31, 2017, the Company has a liability for contingent consideration related to its acquisition of the DILIsym Services, Inc. The fair-value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair-value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value.

Value at August 31, 2017	$4,738,188
Contingent consideration payments	–
Change in value of contingent consideration	76,376
Value at February 28, 2018	$4,814,564

Research and Development Costs

Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs include salaries, laboratory experiment, and purchased software that was developed by other companies and incorporated into, or used in the development of, our final products.

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

Intellectual property

On February 28, 2012, we bought out a royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended February 28, 2018 and 2017 was $1,875, and was $3,750 for each of the six-month periods ended February 28, 2018, and 2017. Accumulated amortization as of February 28, 2018 and August 31, 2017 were $45,000 and $41,250, respectively.

On May 15, 2014, we entered into a termination and nonassertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended February 28, 2018 and 2017 was $150,000, and $300,000 for each of the six-month periods ended February 28, 2018 and 2017. Accumulated amortization as of February 28, 2018 and August 31, 2017 were $2,275,000 and $1,975,000, respectively.

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with the drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the three months and six months ended February 28, 2018 was $79,176 and $158,333, respectively, and is included in cost of revenues. Accumulated amortization as of February 28, 2018 and August 31, 2017 were $237,500 and $79,176, respectively.

Total amortization expense for intellectual property agreements for the three months and six months ended February 28, 2018 and 2017 was $231,042 and $153,750, respectively, and total amortization expense for the six months ended February 28, 2018 and 2017 was $462,084 and 303,750, respectively. Accumulated amortization as of February 28, 2018 was $2,557,501 and $2,095,417 as of August 31, 2017.

Intangible assets

The following table summarizes those intangible assets as of February 28, 2018:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$481,250	$618,750
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	35,000	15,000
Covenants not to compete-DILIsym	Straight line 4 years	80,000	15,000	65,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 8 years	1,900,000	142,500	1,757,500
		$4,490,000	$673,750	$3,816,250

Amortization expense for each of the three-month and six-month periods ended February 28, 2018 and 2017 was $89,375 and $36,875, and $178,750 and $73,750, respectively. According to policy, in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and six months ended February 28, 2018 and 2017 were as follows:

	Three months ended		Six months ended
	2/28/2018	2/28/2017	2/28/2018	2/28/2017
Numerator:
Net income attributable to common shareholders	$3,474,787	$1,195,760	$5,190,790	$2,557,325
Denominator:
Weighted-average number of common shares outstanding during the period	17,302,763	17,233,017	17,292,391	17,229,586
Dilutive effect of stock options	552,588	205,491	550,954	191,871
Common stock and common stock equivalents used for diluted earnings per share	17,855,351	17,438,508	17,843,345	17,421,457

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $141,496 and $116,626 for the three months ended February 28, 2018 and 2017, respectively and $271,717 and $212,486 for the six months ended February 28, 2018 and 2017, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General, and Administration (SG&A), and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the six months ended February 28, 2018 and 2017.

Recently Issued Accounting Pronouncements

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

In May 2014, the Franchise Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current generally accepted accounting principles in the U.S. (GAAP) and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for years beginning after December 15, 2016. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board's new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The Company has commenced its assessment of these new standards, developed a project plan to guide the implementation, and is evaluating the impact these new standards will have on its consolidated financial statements. The standard can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. The Company has not yet determined if it plans to utilize the full retrospective or modified retrospective method of adoption, but believes it is following an appropriate timeline to allow for proper implementation September 1, 2018.

NOTE 3: Property and Equipment

Property and equipment as of February 28, 2018 consisted of the following:

Equipment	$664,078
Computer equipment	252,432
Furniture and fixtures	143,865
Leasehold improvements	106,736
Sub total	1,167,110
Less: Accumulated depreciation and amortization	(878,402)
Net Book Value	$288,708

NOTE 4: CONTRACTS PAYABLE

DILIsym Acquisition Liabilities:

On June 1, 2017, the Company acquired DILIsym Services, Inc. The agreement provided for a working capital adjustment, an eighteen-month $1,000,000 holdback provision against certain representations and warrantees, and an Earn-out agreement of up to an additional $5,000,000 in Earn-out payments based on earnings over the next three years. The Earn-out liability has been recorded at an estimated fair value. Payments under the Earn-out liability will be due starting in FY 2019. It is estimated that approximately 38% of the Earn-out liability as well as the holdback will be paid in 2019 and the majority of the remaining Earn-out will be paid in the following year.

As of February 28, 2018 and August 31, 2017 the following liabilities have been recorded:

	February 28, 2018	August 31, 2017
Working Capital Liability	$–	$247,328
Holdback Liability	1,000,000	1,000,000
Earn-out Liability	4,814,564	4,738,188
Sub Total	$5,814,564	$5,985,516
Less: Current Portion	2,910,000	247,328
Long-Term	$2,904,564	$5,738,188

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

In September 2017 DILIsym service signed a three-year lease for approximately 1,900 rentable square feet of space in Research Triangle Park, North Carolina. The initial three-year term expires in October 2020. The base rent is $5,021 per month with an annual 3% adjustment. Prior to this lease DILIsym was on a month-to-month rental.

Rent expense, including common area maintenance fees for the three months ended February 28, 2018, and 2017 was $142,459 and $124,604, respectively, and $279,488 and $247,552 for the six months ended February 28, 2018 and 2017, respectively.

Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company executed a royalty agreement with Accelrys, Inc. (“Accelrys”) (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the Company now operates under the name BIOVIA. We incurred royalty expense of $43,836 and $42,024, respectively, and for the three months ended February 28, 2018 and 2017, respectively and $79,732 and $73,092 for the six months ended February 28, 2018 and 2017, respectively.

Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $-0- for fiscal year 2018 We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal year 2012 thru 2013 and 2015 are open for audit, and our state tax returns for fiscal year 2011 through 2015 remain open for audit. In addition, our California tax return for the fiscal year 2007 and fiscal year 2008 remains open with regard to R&D tax credits as a result of a previous audit for which we received a letter from the California Franchise Tax Board stating that an audit will not be conducted for those years at this time; however, it may be subject to future audit.

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

NOTE 6: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2018 and 2017. The details of the dividends paid are in the following tables:

FY2018
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
1/26/2018	2/2/2018	17,317,752	0.06	1,039,065
Total				$2,076,153

FY2017
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/10/2016	11/17/2016	17,226,478	$0.05	$861,324
1/30/2017	2/6/2017	17,233,758	0.05	861,688
5/08/2017	5/15/2017	17,240,626	0.05	862,031
7/28/2017	8/4/2017	17,268,920	0.05	863,446
Total				$3,448,489

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

As of February 28, 2018, employees and directors hold stock options to purchase 1,198,536 shares of common stock at exercise prices ranging from $1.00 to $17.71.

The following table summarizes information about stock options:

Transactions in FY18	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2017	1,249,126	$8.51	7.52
Granted	12,000	$17.71
Exercised	(43,085)	$5.53
Cancelled/Forfeited	(13,505)	$8.95
Expired	(6,000)	5.06
Outstanding, February 28, 2018	1,198,536	$8.72	7.42
Exercisable, February 28, 2018	509,315	$7.58	6.43

The weighted-average remaining contractual life of options outstanding issued under the Plan was 7.42 years at February 28, 2018. The exercise prices for the options outstanding at February 28, 2018 ranged from $1.00 to $17.71, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$4.00	42,000	1.10 years	$1.00	42,000	1.10 years	$1.00
$4.01	$8.00	362,000	5.85 years	$6.68	237,795	5.49 years	$6.59
$8.51	$12.00	769,620	8.52 years	$9.87	229,520	8.38 years	$9.81
$12.01	$16.00	12,916	9.47 years	$14.44	0	–	$–
$16.51	$17.71	12,000	4.71 years	$17.71	0	–	$–
		1,198,536	7.42 years	$8.72	509,315	6.43 years	$7.58

During the three and six-month periods ended February 28, 2018, the company issued 2,277 and 4,533 shares of stock to non-management directors of the Company valued at $36,771 and $73,546, respectively as compensation for services rendered to the Company.

NOTE 7: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California and North Carolina with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At February 28, 2018 the Company had cash and cash equivalents exceeding insured limits by $5,957,000.

Revenue concentration shows that international sales accounted for 41% and 36% of net sales for the six months ended February 28, 2018 and 2017, respectively. Three customers accounted for 7% (a dealer account in Japan representing various customers), 7%, and 5% of net sales during the six months ended February 28, 2018. Four customers accounted for 7% (a dealer account in Japan representing various customers), 6%, 6%, and 6% of sales for the six months ended February 28, 2017.

Accounts receivable concentration shows that six customers comprised 13%, 7% (a dealer account in Japan representing various customers), 7%, 6%, 6%, and 5% of accounts receivable at February 28, 2018, compared to two customers comprised 9.1% and 8.6% (a dealer account in Japan representing various customers) of accounts receivable at February 28, 2017.

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

Results for each segment and consolidated results are as follows for the three-month periods ended February 28, 2018 and 2017 (in thousands, because of rounding numbers may not foot):

Three months ended February 28, 2018
	Lancaster	Buffalo	North Carolina*	Eliminations	Total
Net revenues	$4,552	$1,867	$938	$–	$7,357
Income (loss) from operations	1,893	329	195	–	2,417
Total assets	33,923	10,582	14,263	(17,702)	41,066
Capital expenditures	4	5	7	–	16
Capitalized software costs	409	142	89	–	640
Depreciation and amortization	444	103	143	–	690

*Acquired June 1, 2017

Three months ended February 28, 2017
	Lancaster	Buffalo	Eliminations	Total
Net revenues	$4,042	$1,663	$–	$5,705
Income (loss) from operations	1,569	226	–	1,795
Identifiable assets	26,630	9,369	(7,238)	28,761
Capital expenditures	4	43	–	47
Capitalized software costs	319	30	–	349
Depreciation and amortization	421	96	–	517

Six months ended February 28, 2018
	Lancaster	Buffalo	North Carolina*	Eliminations	Total
Net revenues	$8,593	$3,780	$2,052	$–	$14,425
Income (loss) from operations	3,534	837	610	–	4,981
Total assets	33,923	10,582	14,263	(17,702)	41,066
Capital expenditures	29	22	13	–	64
Capitalized software costs	692	301	155	–	1,148
Depreciation and amortization	858	190	280	–	1,328

*Acquired June 1, 2017

Six months ended February 28, 2017
	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$7,738	$3,386	$–	$11,124
Income (loss) from operations	3,058	665	–	3,723
Total assets	26,630	9,369	(7,238)	28,761
Capital expenditures	25	80	–	105
Capitalized software costs	531	53	–	584
Depreciation and Amortization	838	195	–	1,033

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months and six months ended February 28, 2018 and 2017 were as follows (in thousands, because of rounding numbers may not foot):

Three months ended February 28, 2018
	North America	Europe	Asia	South America	Total
Lancaster	$1,717	$1,744	$1079	$12	$4,552
Buffalo	1,867	–	–	–	1,867
North Carolina*	664	91	183	–	938
Total	$4,248	$1,835	$1,262	$12	$7,357

*Acquired June 1, 2017

Three months ended February 28, 2017
	North America	Europe	Asia	South America	Total
Lancaster	$1,755	$1,337	$950	$1	$4,042
Buffalo	1,663	–	–	–	1,663
Total	$3,418	$1,337	$950	$1	$5,705

Six months ended February 28, 2018
	North America	Europe	Asia	South America	Total
Lancaster	$3,532	$2,833	$2,213	$15	$8,593
Buffalo	3,780	–	–	–	3,780
North Carolina*	1,533	45	474	–	2,052
Total	$8,845	$2,878	$2,687	$15	$14,425

*Acquired June 1, 2017

Six months ended February 28, 2017*
	North America	Europe	Asia	South America	Total
Lancaster	$3,728	$2,058	$1,951	$1	$7,738
Buffalo	3,386	–	–	–	3,386
Total	$7,114	$2,058	$1,951	$1	$11,124

NOTE 9: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $71,045 and $60,931 for the three months ended February 28, 2018 and 2017, respectively and $142,426 and $114,890 for the six months ended February 28, 2018 and 2017 respectively.

NOTE 10: ACQUISITION/MERGER WITH SUBSIDIARIES

DILIsym Services, Inc.

On May 1, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Agreement”) with DILIsym Services, Inc. (“DILIsym”). On June 1, 2016, the Company consummated the acquisition of all outstanding equity interests of DILIsym pursuant to the terms of the Stock Agreement, with DILIsym becoming a wholly owned subsidiary of the Company. We believe the combination of Simulations Plus and DILIsym provides substantial future potential based on the complementary strengths of each of the companies.

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

Within three business days following the eighteen-month anniversary of the date of the Stock Agreement, May 1, 2017, and subject to any offsets, the Company will pay the former shareholders of DILIsym a total of $1,000,000. The agreement calls for Earn-out payments up to an additional $5,000,000 based on a formula of pretax earnings over the next three years. The Earn-out liability has been recorded at fair value.

Under the acquisition method of accounting, the total estimated purchase price is allocated to DILIsym’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (June 1, 2017). The following table summarizes the preliminary allocation of the purchase price for DILIsym:

Assets acquired, including accounts receivable of $255,000 and estimated Contracts receivable of $153,000	$2,298,569
Developed Technologies Acquired	2,850,000
Estimated value of Intangibles acquired (Customer Lists, trade name etc.)	2,840,000
Current Liabilities assumed	(911,049)
Goodwill	5,597,950
Estimated Deferred income taxes	(2,212,160)

Total Consideration	$10,463,310

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

PROFORMA INFORMATION (UNAUDITED)

Consolidated supplemental Pro Forma information

The following consolidated supplemental pro forma information assumes that the acquisition of DILIsym took place on September 1, 2016 for the income statement for the three-month and six-month periods ended February 28, 2017. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of DILIsym to reflect the same expenses in the three-month period ended February 28, 2017. The adjustments include costs of acquisition, and amortization of intangibles and other technologies acquired during the merger, assuming the fair-value adjustments applied on September 1, 2016, together with consequential tax effects.

	For the three-month period ended		For the six-month period ended
	February 28, (in 1000’s) (Unaudited)		February 28, (in 1000’s) (Unaudited)
	(Actual)	(Pro forma)	(Actual)	(Pro forma)
	2018	2017	2018	2017
Net Sales	$7,357	$6,621	$14,425	$12,578
Net Income	$3,475	$1,284	$5,191	$2,557

NOTE 11 - SUBSEQUENT EVENTS:

Dividend Declared

On April 6, 2018, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend will be distributed on Wednesday May 2, 2018, for shareholders of record as of Wednesday April 25, 2018.

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

General

BUSINESS

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of groundbreaking drug discovery and development software for mechanistic modeling and simulation, and for machine-learning-based prediction of properties of molecules solely from their structure, and is exploring the application of its machine-learning technologies in other industries. Our pharmaceutical/chemistry software is licensed to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and to regulatory agencies worldwide for use in the conduct of industry-based research. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and for submissions to regulatory agencies. Simulations Plus is headquartered in Southern California, with offices in Buffalo, New York, and Research Triangle Park, North Carolina, and its common stock trades on the NASDAQ Capital Market under the symbol “SLP.”

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

We are a global leader focused on improving the ways scientists use knowledge and data to predict the properties and outcomes of pharmaceutical and biotechnology agents, and are one of only two global companies who provide a wide range of early discovery, preclinical, and clinical consulting services and software. Our innovations in integrating new and existing science in medicinal chemistry, computational chemistry, pharmaceutical science, biology, physiology, and machine learning into our software have made us the leading software provider for PBPK modeling and simulation, prediction of molecular properties from structure, and prediction of drugs to induce liver injury or to treat nonalcoholic fatty liver disease.

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

GastroPlus

Our flagship product, originally introduced in 1998, and currently our largest single source of software revenue, is GastroPlus. GastroPlus simulates the absorption, pharmacokinetics, and pharmacodynamics of drugs administered to humans and animals, and is currently the most widely used commercial software of its type by pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries.

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

In September 2014, we entered into a research collaboration agreement (RCA) with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosing Routes Module of GastroPlus. The objective of this agreement was to provide a tool for generic companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. Under this RCA, we received up to $200,000 per year. This RCA could be renewed for up to a total of three years based on the progress achieved during the project. After a successful second year, the RCA was renewed for its third and final year in September 2016, and was completed in September 2017.

We were awarded another RCA by the FDA in September 2015; this one to expand the capabilities of GastroPlus to simulate the dosing of long-acting injectable microspheres. This type of dosage form is usually injected via subcutaneous or intramuscular routes, but can also be used for ocular dosing. Once again, this RCA provides up to $200,000 per year for up to three years. Under this agreement, we are developing simulation models to deal with the very slow dissolution/decomposition of the microsphere carrier material that gradually releases the active drug over periods as long as weeks or months. After a successful second year, the RCA was renewed for the third year in September 2017, and will be completed in September 2018 unless further renewed.

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

Version 9.6 is now in development and release is expected in Spring 2018. This version will add a number of important new capabilities, including improvements to absorption, metabolism, drug-drug interaction, and output reporting, among others.

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

Version 6.0 of DDDPlus is in development testing and will offer a series of new capabilities, including:

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

Version 2.0 of MembranePlus was released in August 2017. This version added:

•	simulation of sandwich hepatocyte assays
•	simulation of suspended hepatocyte assays
•	intracellular protein binding
•	integration of ADMET Predictor metabolism predictions
•	improved output reporting

PKPlus™

On August 25, 2016, we announced the release of a new standalone software product called PKPlus, based on the internal PKPlus Module in GastroPlus that has been available since 2000. The PKPlus Module in GastroPlus provides quick and easy fitting of compartmental pharmacokinetic (PK) models as well as a simple noncompartmental analysis (NCA) for intravenous and extravascular (oral, dermal, ocular, pulmonary, etc.) doses; however, the PKPlus Module in GastroPlus was not designed to meet all of the requirements for performing these analyses for Phase 2 and 3 clinical trials, nor to produce report-quality output for regulatory submissions. The new standalone PKPlus program has been developed to provide the full level of functionality needed by pharmaceutical industry scientists to perform the analyses and generate the outputs needed to fully satisfy regulatory agency requirements for both more complex NCA as well as compartmental PK modeling. After receiving considerable feedback on version 1.0, we began modifying the program to include a number of additional features requested by our users and potential users for release in version 2.0. We believe the potential number of eventual users for PKPlus is in the thousands world-wide and that it has the potential to eventually become a significant revenue producer.

PKPlus version 2.0 was released in February 2018. This new version incorporates a wide variety of requested features from current users as well as evaluators of version 1.0, including:

•	Ability to edit input data prior to incorporating it into a Project database
•	21 CFR Part 11 compliance for audit trail and validation
•	Validation data sets included
•	Compartmental multi-dose simulations
•	Command-line capability for rapid validation after installation on customers’ computers and for batch processing
•	Nonparametric superposition for analysis of multiple-dose pharmacokinetics
•	New statistics graphical outputs
•	Ability to save templates for various types of analyses – reduces time required when working with new datasets

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

Version 8.5 was released in November 2017, adding:

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

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule-drawing program, or “sketcher”, but now has capabilities exceeding those of other molecule-drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule-drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license, the chemist would see the entire approximately 150 predictions that are available. Over 24,000 copies of MedChem Designer have been downloaded by scientists around the world to date.

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

Version 7A of the DILIsym software was released in January 2018. This version changes the software from an open-source platform to a secure executable that incorporates new proprietary code enabling tighter integration with our GastroPlus PBPK software. Securing the code is necessary to ensure that results are consistent across all users to assure regulatory agencies that the calculated results are from a validated version. Open source programs are subject to modification by the user and so each use could have a different set of calculations, so validation would not be assured. In addition, a number of important new capabilities were added:

•	Additional validation compounds
•	New optimization interface allowing complex fitting using genetic algorithms
•	Clinical Monitoring feature allowing dynamic clinical trials with dose alterations based on specified thresholds
•	Weight-adjusted dosing option
•	Export enhancements providing better information on simulation setup within exported Excel® file
•	MATLAB 2017b friendly – faster simulations
•	Two new SimPops
o	Combined ALT biomarker parameter variability with toxicity pathway parameters
o	Mitochondrial biogenesis parameter variability
•	Creation of custom cohorts from existing SimPops/SimCohorts
•	Updated initial conditions infrastructure allowing importing custom SimPops in compiled version
•	Update Output Table with more clinically important metrics built-in

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

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (aka Therapeutic Systems Research Laboratories) (TSRL), pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and nonassertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000. All payments were made as of April 2017. The total consideration is being amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. To date, this has resulted in expense savings over $1,100,000 compared to the royalty payments that would have been paid to TSRL if paid consistent with past practices.

MARKETING AND DISTRIBUTION

We distribute our products and offer our services in North America, South America, Europe, Japan, Australia, New Zealand, India, Singapore, Taiwan, Korea, and the People’s Republic of China.

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

PRODUCTION

Our pharmaceutical software products are designed and developed by our development teams in California (Lancaster, Guerneville, San Jose, and San Diego), North Carolina (Research Triangle Park), and New York (Buffalo); team members in most cases can work remotely using collaboration software. Our products and services are now delivered electronically – we no longer provide CD-ROMs and printed manuals or reports.

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

In the fiscal year ended August 31, 2017 we distributed $0.20 per share in dividends to our shareholders. In November 2017 and February 2018, we distributed a quarterly dividend of $0.06 per share. We anticipate future dividends to be $0.06 per share per quarter; however, there can be no assurances that such dividends will be distributed, or if so, whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each quarterly dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended February 28, 2018 and 2017.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	2/28/18		2/28/17
Net revenues	$7,357	100.0%	$5,706	100.0%
Cost of revenues	2,115	28.8	1,554	27.2
Gross profit	5,242	71.2	4,152	72.8
Selling, general and administrative	2,340	31.8	1,948	34.1
Research and development	484	6.6	409	7.2
Total operating expenses	2,824	38.4	2,357	41.3
Income from operations	2,418	32.9	1,795	31.5
Other income (expense)	(33)	(0.4)	(10)	(0.2)
Income from operations before taxes	2,385	32.4	1,785	31.3
Benefit (Provision for) for income taxes	1,090	14.8	(589)	(10.3)
Net income	$3,475	47.2%	$1,196	21.0%

Net Revenues

Consolidated net revenues increased by 28.9% or $1.65 million to $7.36 million in the second fiscal quarter of Fiscal Year 2018 (“2QFY18”) from $5.71 million in the second fiscal quarter of Fiscal Year 2017 (“2QFY17”). Changes by division are as follows:

•	Lancaster: $510,000 increase, representing a 12.6% increase to $4.55 million
•	Buffalo (Cognigen): $203,000 increase, representing a 12.2% increase to $1.87 million
•	North Carolina (DILIsym): recorded revenues of $939,000. (Acquired June 1, 2017, they were not a part of the prior year numbers)

Consolidated software and software-related sales increased $400,000 or 10.6%, while consolidated consulting and analytical study revenues increased $1.25 million or 66.2% over 2QFY17.

Cost of Revenues

Consolidated cost of revenues increased by $562,000, or 36.1%, in 2QFY18 to $2.12 million from $1.55 million in 2QFY17. Labor-related cost accounted for $288,000 of this increase, a combination of increased labor count, salary increases, and bonuses at our subsidiaries based on increased earnings. Included in the increase was $141,000 of salary expense at DILIsym. Other significant increases in cost of revenues included $182,000 of direct contract expenses paid for testing at DILIsym, an increase of $46,000 of software amortization, as well as an additional $79,000 of amortization expense associated with acquired technologies associated with DILIsym’s drug-induced liver injury technologies. Training-related expenses were down $43,000 compared to the prior year.

Cost of Revenues as a percentage of revenue increase by 1.6% in 2QFY18 to 28.8% as compared to 27.2% in 2QFY17. This change comes mainly from higher direct costs of contract studies in 2QFY18.

Gross Profit

Consolidated gross margin increased $1.09 million or 26.2%, to $5.24 million in 2QFY18 from $4.15 million in 2QFY17. $403,000 of this increase is from the California division, which showed an 81.7% gross margin. The Buffalo division gross margin increased $161,000 or 19.3% with gross margin of 53.5%, and DILIsym of North Carolina showed $525,000, a 56.0% gross margin.

Overall gross margin as a percentage of revenue decreased by 1.6% to 71.2% in 2QFY18 from 72.8% in 2QFY17.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $392,000, or 20.1% to $2.34 million in 2QFY18 from $1.95 million in 2QFY17. As a percent of revenues, SG&A was 31.8% for 2QFY18, compared to 34.1% in 2QFY17.

The major increases in SG&A expense were:

o	Commission expense: $45,000 increased sales in international markets
o	Contract labor: $26,000 made up of certain outsourced services
o	G&A Salaries and Wages increased by $89,000; this increase is a combination of increased stock compensation costs, annual salary increases, increased head count in Lancaster and Buffalo, and first time second quarter salaries at DILIsym after acquisition.
o	Insurance Expense $87,000; mostly health-related medical costs due to cost increases and higher employee counts, of which $39,000 was associated with DILIsym
o	Payroll tax expense increased $67,000, the effect of higher salary expense of which $30,000 was DILIsym
o	Amortization expense increased $53,000 due to new acquisition amortization for DILIsym intangibles

The major decreases in SG&A expense were:

o	Legal expenses decreased $75,000 due to a reduction in acquisition-related document review

Research and Development

Total research and development cost increased $367,000 in 2QFY18 compared to 2QFY17. In 2QFY18 we incurred approximately $1,124,000 of research and development costs, of this amount, $640,000 was capitalized and $484,000 was expensed. In 2QFY17 we incurred approximately $758,000 of research and development costs, of this amount, $349,000 was capitalized and $409,000 was expensed.

Other income (expense)

Other income was an expense of $33,000 compared to an expense of $10,000 in 2QFY17, a decrease of $23,000. Foreign currency exchange accounted for $14,000 of income, with $38,000 of imputed interest expense associated with acquisition-related liabilities was accounting for the remainder of the change.

Income from operations

Income from operations increased $622,000 or 34.7% in 2QFY18 compared to 2QFY17.

•	Lancaster	Increased $325,000 or 20.7%
•	Buffalo	Increased $103,000 or 45.4%
•	No. Carolina	Recorded operating income of $194,000 for the quarter, their first second quarter reporting since acquisition on June 1, 2017

Provision for Income Taxes

The provision for income taxes was a benefit of $1.09 million for 2QFY18 compared to an expense of $589,000 for 2QFY17.

We completed our assessment of deferred taxes based on the new tax rates enacted under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires that the company recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Among other things, changes in tax laws or tax rates can affect the amount of taxes payable for the current period, as well as the amount and timing of deferred tax liabilities and deferred tax assets. Based on the assessment, the Company has posted a one time tax benefit in the amount of $1,500,000 in the second fiscal quarter of 2018, the result of estimating future deferred liabilities at the lower tax rates under the newly enacted tax laws.

Federal statutory tax rates decreased from 34% to 21% as of January 1, 2018. The Company has used a blended rate for the current period to calculate current income tax expense since one month was in calendar year 2017 and two were in 2018 under the new tax law.

The effective rate for the quarter was a benefit of 45.7% compared to an expense of 33.0% in the prior year. The significant change is from the effect of the tax benefit due to the rate change applied to deferred tax liabilities.

Net Income

Net income increased by $2.28 million, or 190.6%, in 2QFY18 to $3.47 million from $1.20 million in 2QFY17. $1,500,000 of this increase, representing approximately 73% of the change, is from the effects of the reassessment of deferred taxes under the new rates enacted under the Tax Cuts and Jobs Act of 2017. Without the deferred tax benefit, 2QFY18 net income increased by $0.78 million, or 44.2% over 2QFY17.

Comparison of Six Months Ended February 28, 2018 and 2017

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Six Months Ended
	2/28/18		2/28/17

Net revenues	$14,425	100.00%	$11,124	100.0%
Cost of revenues	3,851	26.7	2,890	26.0
Gross profit	10,574	73.3	8,234	74.0
Selling, general and administrative	4,748	32.9	3,812	34.3
Research and development	845	5.9	699	6.3
Total operating expenses	5,593	38.8	4,511	40.6
Income from operations	4,981	34.5	3,723	33.5
Other income	(79)	(0.6)	29	0.3
Income from operations before taxes	4,902	34.0	3,752	33.7
Benefit (Provision for) for income taxes	289	2.0	(1,195)	(10.7)
Net income	$5,191	36.0%	$2,557	23.0%

Net Revenues

Consolidated net revenues increased by 29.7% or $3.30 million to $14.43 million in the first six months of Fiscal Year 2018 “6moFY18”) from $11.12 million in the first six months of Fiscal Year 2017 (“6moFY17”). Changes by division are as follows:

•	Lancaster: $856,000 increase, representing a 11.1% increase to $8.59 million
•	Buffalo (Cognigen): $393,000 increase, representing an 11.6% increase to $3.78 million
•	North Carolina (DILIsym): recorded revenues of $2.05 million. (Acquired June 1, 2017, they were not a part of the prior year numbers)

Consolidated software and software-related sales increased $726,000 or 10.0%, while consolidated consulting and analytical study revenues increased $2.58 million or 66.3% over 6moFY17.

Cost of Revenues

Consolidated cost of revenues increased by $961,000, or 33.3%, in 6moFY18 to $3.85 million from $2.89 million in 6moFY17. Labor-related cost accounted for $551,000 of this increase, a combination of increased labor count, salary increases, and bonuses at our subsidiaries based on increased earnings. Included in the increase was $280,000 of salary expenses at DILIsym. Other significant increases in cost of revenues included $279,000 of direct contract expenses paid for testing at DILIsym, as well as an additional $158,000 of amortization expense associated with acquired technologies associated with DILIsym’s drug-induced liver injury technologies. Training related expenses were down $75,000 compared to the prior year.

Cost of Revenues as a percentage of revenue increased by 0.7% in 6moFY18 to 26.7% as compared to 26.0% in 6moFY17.

Gross Profit

Consolidated gross margin increased $2.34 million or 28.4%, to $10.57 million in 6moFY18 from $8.23 million in 6moFY17. $721,000 of this increase is from the California division, which showed an 82.0% gross margin. The Buffalo division gross margin increased $301,000 or 15.8% with a gross margin of 58.4%, and DILIsym of North Carolina showed $1.32 million, a 64.2% gross margin.

Overall gross margin as a percentage of revenue decreased by 0.7% to 73.3% in 6moFY18 from 74.0% in 6moFY17.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $937,000, or 24.6% to $4.75 million in 6moFY18 from $3.81 million in 6moFY17. As a percent of revenues, SG&A was 32.9% for 6moFY18, compared to 34.3% in 6moFY17.

The major increases in SG&A expense were:

o	Commissions expense: $71,000 related to increased international sales
o	Market expenses: $118,000 related to trade show and conference attendance
o	Contract labor: $106,000 made up of outsourced services and increased Director compensation program costs
o	Employee 401k expense: $28,000
o	G&A Salaries and Wages increased by $257,000; this increase is a combination of increased stock compensation costs of $59,000, salaries of $142,000 at DILIsym during the last fiscal quarter after acquisition, annual salary increases and increased head count in Lancaster and Buffalo
o	Insurance Expense $153,000; mostly health-related medical costs due to cost increases and higher employee counts, of which $34,000 was associated with DILIsym
o	Payroll tax expense increased $111,000, the effect of higher salary expense of which $50,000 was DILIsym
o	Rent: $32,000 mostly due to added facilities costs at DILIsym
o	Software licenses: $25,000
o	Amortization expense increased $105,000 due to new acquisition amortization for DILIsym intangibles

The major decreases in SG&A expense were:

o	Legal expenses decreased $127,000 due to a reduction in document review

Research and Development

Total research and development cost increased $709,000 in 6moFY18 compared to 6moFY17. In 6moFY18 we incurred approximately $1,993,000 of research and development costs, of this amount, $1,147,000 was capitalized and $845,000 was expensed. In 6moFY17 we incurred approximately $1,283,000 of research and development costs, of this amount, $584,000 was capitalized and $699,000 was expensed.

Income from operations

Income from operations increased $1,258,000 or 33.8% in 6moFY18 compared to 6moFY17.

•	Lancaster	Increased $477,000 or 20.7%
•	Buffalo	Increased $665,000 or 25.8%
•	No. Carolina	Recorded operating income of $610,000, their first 6moFY18reporting since acquisition on June 1, 2017

Other income (expense)

Other income was an expense of $79,000 compared to income of $29,000 in 6moFY17, a decrease of $108,000. Foreign currency exchange accounted for $34,000, the change mainly due to the yen strengthening in relation to the US dollar. An additional $77,000 of imputed interest expense associated with acquisition-related liabilities was the other major change.

Provision for Income Taxes

The provision for income taxes was a benefit of $289,000 for 6moFY18 compared to an expense of $1.12 million for 6moFY17.

We completed our assessment of deferred taxes based on the new tax rates enacted under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires that the company recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Among other things, changes in tax laws or tax rates can affect the amount of taxes payable for the current period, as well as the amount and timing of deferred tax liabilities and deferred tax assets. Based on the assessment the Company has posted a one time tax benefit in the amount of $1,500,000 in the second fiscal quarter of 2018, the result of estimating future deferred liabilities at the lower tax rates under the newly enacted tax laws.

Federal statutory tax rates decreased from 34% to 21% as of January 1, 2018. The Company has used a blended rate for the current period to calculate current income tax expense since one month was in calendar year 2017 and two were in 2018 under the new tax law.

The effective rate for the six months was a benefit of 5.9% compared to an expense of 31.8% in the prior year. The significant change is from the effect of the tax benefit due to the rate change applied to deferred tax liabilities.

Net Income

Net income increased by $2.63 million, or 103.0%, in 6moFY18 to $5.19 million from $2.56 million in 6moFY17. $1,500,000 of this increase, representing approximately 57% of the change, is from the effects of the reassessment of deferred taxes under the new rates enacted under the Tax Cuts and Jobs Act of 2017. Without the deferred tax benefit, net income increased by $1.13 million, or 44.1%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 28, 2018 and August 31, 2017, we had cash and cash equivalents of $6.92 million and $6.22 million, respectively. We do not hold any investments that are exposed to market risk related to changes in interest rates, which could adversely affect the value of our assets and liabilities, and we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the three and six months ended February 28, 2018 and 2017, we sold $921,000 and $721,000, and $1,572,000 and $1,274,000, respectively, of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables are subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of February 28, 2018, that our disclosure controls and procedures were effective.

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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 9, 2018.

Simulations Plus, Inc.

Date:	April 9, 2018	By: /s/ John R Kneisel
John R. Kneisel

Chief Financial Officer

