Form 10-Q
period 2018-05-31
SIMULATIONS PLUS INC
filed 2018-07-10
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended May 31, 2018

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 10, 2018 was 17,365,084; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended May 31, 2018

i

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	(Unaudited)	(Audited)
	May 31,	August 31,
ASSETS
	2018	2017
Current assets
Cash and cash equivalents	$7,223,115	$6,215,718
Accounts receivable, net of allowance for doubtful accounts of $0	7,701,659	4,048,725
Revenues in excess of billings	2,018,419	1,481,082
Prepaid income taxes	–	462,443
Prepaid expenses and other current assets	383,655	459,902
Total current assets	17,326,848	12,667,870
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $10,748,363 and $9,795,469	4,986,428	4,307,600
Property and equipment, net (note 3)	279,105	291,135
Intellectual property, net of accumulated amortization of $2,788,543 and $2,095,417	6,136,458	6,829,583
Other intangible assets net of accumulated amortization of $763,125 and $495,000	3,726,875	3,995,000
Goodwill	10,387,198	10,387,198
Other assets	37,227	34,082
Total assets	$42,880,139	$38,512,468

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	197,110	$240,892
Accrued payroll and other expenses	1,106,195	983,293
Income taxes payable	169,452	–
Current portion - Contracts payable (note 4)	2,480,000	247,328
Billings in excess of revenues	434,804	216,958
Deferred revenue	821,243	353,962
Total current liabilities	5,208,804	2,042,433

Long-term liabilities
Deferred income taxes, net	3,189,761	4,926,960
Payments due under Contracts payable (note 4)	3,372,752	5,738,188
Total liabilities	11,771,317	12,707,581

Commitments and contingencies (note 5)

Shareholders' equity (note 6)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 17,358,444 and 17,277,604 shares issued and outstanding	7,359	7,278
Additional paid-in capital	12,933,560	12,109,141
Retained earnings	18,167,903	13,688,468
Total shareholders' equity	31,108,822	25,804,887

Total liabilities and shareholders' equity	$42,880,139	$38,512,468

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2018 and May 31, 2017

	Three months ended		Nine months ended
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017

Revenues	$8,553,068	$6,748,518	$22,978,565	$17,872,044
Cost of revenues	2,022,972	1,444,764	5,874,062	4,334,699
Gross margin	6,530,096	5,303,754	17,104,503	13,537,345
Operating expenses
Selling, general, and administrative	2,604,168	1,954,871	7,352,404	5,766,563
Research and development	508,356	253,799	1,353,503	952,635
Total operating expenses	3,112,524	2,208,670	8,705,907	6,719,198

Income from operations	3,417,572	3,095,084	8,398,596	6,818,147

Other income (expense)
Interest income	7,825	4,663	18,313	13,548
Interest expense	(38,188)	–	(114,846)	–
Gain(loss) on currency exchange	9,441	(14,913)	(3,820)	5,573
Total other income (expense)	(20,922)	(10,250)	(100,353)	19,121

Income before provision for income taxes	3,396,650	3,084,834	8,298,243	6,837,268
Benefit (Provision) for income taxes	(990,613)	(1,004,805)	(701,415)	(2,199,914)
Net Income	$2,406,037	$2,080,029	$7,596,828	$4,637,354

Earnings per share
Basic	$0.14	$0.12	$0.44	$0.27
Diluted	$0.13	$0.12	$0.43	$0.27

Weighted-average common shares outstanding
Basic	17,339,937	17,241,891	17,308,414	17,233,470
Diluted	17,904,428	17,585,528	17,850,171	17,454,864

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2018 and May 31, 2017

(UNAUDITED)

	2018	2017
Cash flows from operating activities
Net income	$7,596,828	$4,637,354
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,015,825	1,547,041
Change in value of contingent consideration	114,564	–
Stock-based compensation	514,416	355,365
Deferred income taxes	(1,737,199)	99,259
(Increase) decrease in
Accounts receivable	(3,652,934)	(2,001,072)
Revenues in excess of billings	(537,337)	(436,023)
Prepaid income taxes	462,443	313,946
Prepaid expenses and other assets	73,102	106,403
Increase (decrease) in
Accounts payable	(43,782)	103,534
Accrued payroll and other expenses	122,902	90,343
Billings in excess of revenues	217,846	83,299
Accrued income taxes	169,452	–
Other liabilities	–	(8,274)
Deferred revenue	467,281	(127,458)
Net cash provided by operating activities	5,783,407	4,763,717

Cash flows used in investing activities
Purchases of property and equipment	(89,648)	(117,519)
Capitalized computer software development costs	(1,631,724)	(928,460)
Net cash used in investing activities	(1,721,372)	(1,045,979)

Cash flows used in financing activities
Payment of dividends	(3,117,393)	(2,585,043)
Payments on Contracts Payable	(247,328)	(1,000,000)
Proceeds from the exercise of stock options	310,083	85,218
Net cash used in financing activities	(3,054,638)	(3,499,825)

Net increase (decrease) in cash and cash equivalents	1,007,397	217,913
Cash and cash equivalents, beginning of year	6,215,718	8,030,284
Cash and cash equivalents, end of period	$7,223,115	$8,248,197

Supplemental disclosures of cash flow information
Income taxes paid	$1,763,825	$1,765,189

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2018, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on November 14, 2017. As contemplated by the SEC under Article 3 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Simulations Plus, Inc. and, as of September 2, 2014 and June 1, 2017, respectively, its wholly owned subsidiaries, Cognigen Corporation and DILIsym Services, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis using the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $331,862 and $290,567 for the three months ended May 31, 2018 and 2017, respectively, and $952,894 and $864,443 for the nine months ended May 31, 2018 and 2017, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of May 31, 2018, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation, and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of May 31, 2018, the entire balance of goodwill was attributed to two of the Company's reporting units, Cognigen Corporation and DILIsym Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. There were no changes to goodwill, nor has the Company recognized any impairment charges, during the three-month periods ended May 31, 2018 and 2017.

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

The following table summarizes fair value measurements at May 31, 2018 and August 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

May 31, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,223,115	$–	$–	$7,223,115
Acquisition-related contingent consideration obligations	$–	$–	$4,852,752	$4,852,752

August 31, 2017:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,215,718	$–	$–	$6,215,718
Acquisition-related contingent consideration obligations	$–	$–	$4,738,188	$4,738,188

As of May 31, 2018, and August 31, 2017, the Company has a liability for contingent consideration related to its acquisition of the DILIsym Services, Inc. The fair-value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair-value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value.

Value at August 31, 2017	$4,738,188
Contingent consideration payments	–
Change in value of contingent consideration	114,564
Value at May 31, 2018	$4,852,752

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

Intellectual property

On February 28, 2012, we bought out a royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended May 31, 2018 and 2017 was $1,875, and was $5,625 for each of the nine-month periods ended May 31, 2018, and 2017. Accumulated amortization as of May 31, 2018 and August 31, 2017 were $46,875 and $41,250, respectively.

On May 15, 2014, we entered into a termination and nonassertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended May 31, 2018 and 2017 was $150,000, and $450,000 for each of the nine-month periods ended May 31, 2018 and 2017. Accumulated amortization as of May 31, 2018 and August 31, 2017 were $2,425,000 and $1,975,000, respectively.

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the three months and nine months ended May 31, 2018 was $79,176 and $237,500, respectively, and is included in cost of revenues. Accumulated amortization as of May 31, 2018 and August 31, 2017 was $316,667 and $79,176, respectively.

Total amortization expense for intellectual property agreements for the three months and nine months ended May 31, 2018 and 2017 was $231,042 and $151,875, respectively, and total amortization expense for the nine months ended May 31, 2018 and 2017 was $693,125 and $455,625 respectively. Accumulated amortization as of May 31, 2018 was $2,788,542 and $2,095,417 as of August 31, 2017.

Intangible assets

The following table summarizes those intangible assets as of May 31, 2018:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships - Cognigen	Straight line 8 years	$1,100,000	$515,625	$584,375
Trade Name - Cognigen	None	500,000	0	500,000
Covenants not to compete - Cognigen	Straight line 5 years	50,000	37,500	12,500
Covenants not to compete - DILIsym	Straight line 4 years	80,000	20,000	60,000
Trade Name - DILIsym	None	860,000	0	860,000
Customer relationships - DILIsym	Straight line 8 years	1,900,000	190,000	1,710,000
		$4,490,000	$763,125	$3,726,875

Amortization expense for each of the three-month and nine-month periods ended May 31, 2018 and 2017 was $89,375 and $36,875, and $268,125 and $110,625, respectively. According to policy, in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2018 and 2017 were as follows:

	Three months ended		Nine months ended
	5/31/2018	5/31/2017	5/31/2018	5/31/2017
Numerator:
Net income attributable to common shareholders	$2,406,927	$2,080,029	$7,596,828	$4,637,354
Denominator:
Weighted-average number of common shares outstanding during the period	17,339,937	17,241,891	17,308,414	17,233,470
Dilutive effect of stock options	564,491	343,637	541,757	221,394
Common stock and common stock equivalents used for diluted earnings per share	17,904,428	17,585,528	17,850,171	17,454,864

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $132,437 and $142,879 for the three months ended May 31, 2018 and 2017, respectively and $404,154 and $355,365 for the nine months ended May 31, 2018 and 2017, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General, and Administration (SG&A), and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the nine months ended May 31, 2018 and 2017.

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

In May 2014, the Franchise Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current generally accepted accounting principles in the U.S. (GAAP) and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for years beginning after December 15, 2016. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board's new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. The Company has commenced its assessment of these new standards, developed a project plan to guide the implementation, and is evaluating the impact these new standards will have on its consolidated financial statements. In the second and third quarters, the company executed a project to evaluate the impact of these changes, which included a review of existing contracts with customers, an evaluation of the specific terms of those contracts and the appropriate treatment under the new standards, and a comparison of that new treatment to the Company’s existing accounting policies, to identify differences. This project is well advanced and key findings and conclusions are currently being discussed. The standard can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. The Company has not yet determined if it plans to utilize the full retrospective or modified retrospective method of adoption. In the fourth quarter the Company will complete its analysis, draft disclosures, and calculate any transition adjustment, if required, once the analysis is complete. The Company believes that it is following an appropriate timeline to allow for proper adoption on the implementation date of September 1, 2018. The company will continue to monitor new customer contracts until the transition date.

NOTE 3: Property and Equipment

Property and equipment as of May 31, 2018 consisted of the following:

Equipment	$674,145
Computer equipment	265,925
Furniture and fixtures	145,240
Leasehold improvements	107,572
Sub total	1,192,882
Less: Accumulated depreciation and amortization	(913,777)
Net Book Value	$279,105

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

As of May 31, 2018 and August 31, 2017 the following liabilities have been recorded:

	May 31, 2018	August 31, 2017
Working Capital Liability	$–	$247,328
Holdback Liability	1,000,000	1,000,000
Earn-out Liability	4,852,752	4,738,188
Sub Total	$5,852,752	$5,985,516
Less: Current Portion	2,480,000	247,328
Long-Term	$3,372,752	$5,738,188

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

In September 2017 DILIsym signed a three-year lease for approximately 1,900 rentable square feet of space in Research Triangle Park, North Carolina. The initial three-year term expires in October 2020. The base rent is $5,021 per month with an annual 3% adjustment. Prior to this lease DILIsym was on a month-to-month rental.

Rent expense, including common area maintenance fees for the three months ended May 31, 2018, and 2017 was $144,589 and $128,011, respectively, and $424,077 and $375,564 for the nine months ended May 31, 2018 and 2017, respectively.

Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company executed a royalty agreement with Accelrys, Inc. (“Accelrys”) (the original agreement was entered into with Symyx Technologies in March 2010; Symyx Technologies later merged with Accelrys, Inc.) for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module to Accelrys. In 2014, Dassault Systemes of France acquired Accelrys and the Company now operates under the name BIOVIA. We incurred royalty expense of $44,835 and $35,494, respectively, and for the three months ended May 31, 2018 and 2017, respectively and $124,567 and $108,587 for the nine months ended May 31, 2018 and 2017, respectively.

Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $-0- for fiscal year 2018. We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal year 2015 and 2017 are open for audit, and our state tax returns for fiscal year 2014 through 2017 remain open for audit.

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

NOTE 6: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2018 and 2017. The details of the dividends paid are in the following tables:

FY2018
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
1/26/2018	2/2/2018	17,317,752	0.06	1,039,065
4/25/2018	5/2/2018	17,354,005	0.06	1,041,240
Total				$3,117,393

FY2017
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/10/2016	11/17/2016	17,226,478	$0.05	$861,324
1/30/2017	2/6/2017	17,233,758	0.05	861,688
5/08/2017	5/15/2017	17,240,626	0.05	862,031
7/28/2017	8/4/2017	17,268,920	0.05	863,446
Total				$3,448,489

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

As of May 31, 2018, employees and directors hold stock options to purchase 1,161,976 shares of common stock at exercise prices ranging from $1.00 to $17.71.

The following table summarizes information about stock options:

Transactions in FY18	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2017	1,249,126	$8.51	7.52
Granted	12,000	$17.71
Exercised	(74,075)	$5.78
Cancelled/Forfeited	(19,075)	$8.89
Expired	(6,000)	$5.06
Outstanding, May 31, 2018	1,161,976	$8.79	7.31
Exercisable, May 31, 2018	472,755	$7.66	6.45

The weighted-average remaining contractual life of options outstanding issued under the Plan was 7.31 years at May 31, 2018. The exercise prices for the options outstanding at May 31, 2018 ranged from $1.00 to $17.71, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$4.00	42,000	0.85 years	$1.00	42,000	0.85 years	$1.00
$4.01	$8.00	332,000	5.96 years	$6.76	207,795	5.78 years	$6.70
$8.01	$12.00	763,060	8.26 years	$9.87	222,960	8.12 years	$9.81
$12.01	$16.00	12,916	9.22 years	$14.44	0	–	$–
$16.01	$17.71	12,000	4.46 years	$17.71	0	–	$–
		1,161,976	7.31 years	$8.79	472,755	6.45 years	$7.66

During the three and nine-month periods ended May 31, 2018, the Company issued 2,232 and 6,765 shares of stock to non-management directors of the Company valued at $36,716 and $110,262, respectively as compensation for services rendered to the Company.

NOTE 7: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California and North Carolina with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At May 31, 2018 the Company had cash and cash equivalents exceeding insured limits by $6,254,000.

Revenue concentration shows that international sales accounted for 41% and 34% of net sales for the nine months ended May 31, 2018 and 2017, respectively. Three customers accounted for 9% (a dealer account in Japan representing various customers), 7%, and 5% of net sales during the nine months ended May 31, 2018. Three customers accounted for 8%, 6% (a dealer account in Japan representing various customers), and 5% of sales for the nine months ended May 31, 2017.

Accounts receivable concentration shows that six customers comprised 13% (a dealer account in Japan representing various customers), 9%, 6%, 6%, 5%, and 5% of accounts receivable at May 31, 2018, compared to three customers comprising 14% and 12% (a dealer account in Japan representing various customers) and 8% of accounts receivable at May 31, 2017.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and to find new distribution channels for new and existing products.

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

Results for each segment and consolidated results are as follows for the three-month periods ended May 31, 2018 and 2017 (in thousands, because of rounding numbers may not foot):

Three months ended May 31, 2018
	Lancaster	Buffalo	North Carolina*	Eliminations	Total
Net revenues	$5,654	$1,942	$957	$–	$8,553
Income (loss) from operations	3,031	384	3	–	3,418
Total assets	35,009	11,180	14,393	(17,702)	42,880
Capital expenditures	9	17	–	–	26
Capitalized software costs	318	165	–	–	484
Depreciation and amortization	437	105	146	–	688

*Acquired June 1, 2017

Three months ended May 31, 2017
	Lancaster	Buffalo	Eliminations	Total
Net revenues	$4,948	$1,801	$–	$6,749
Income (loss) from operations	2,681	414	–	3,095
Identifiable assets	27,428	9,358	(7,238)	29,548
Capital expenditures	12	0	–	12
Capitalized software costs	278	66	–	344
Depreciation and amortization	422	92	–	514

Nine months ended May 31, 2018
	Lancaster	Buffalo	North Carolina*	Eliminations	Total
Net revenues	$14,247	$5,722	$3,010	$–	$22,979
Income (loss) from operations	6,566	1,220	613	–	8,399
Total assets	35,009	11,180	14,393	(17,702)	42,880
Capital expenditures	37	40	13	–	90
Capitalized software costs	1,011	466	155	–	1,632
Depreciation and amortization	1,295	295	426	–	2,016

*Acquired June 1, 2017

Nine months ended May 31, 2017
	Lancaster	Buffalo	Eliminations	Total
Net Revenues	$12,685	$5,187	$–	$17,872
Income (loss) from operations	5,739	1,079	–	6,818
Total assets	27,428	9,358	(7,238)	29,548
Capital expenditures	37	80	–	117
Capitalized software costs	809	120	–	929
Depreciation and Amortization	1,261	286	–	1,547

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months and nine months ended May 31, 2018 and 2017 were as follows (in thousands, because of rounding numbers may not foot):

Three months ended May 31, 2018
	North America	Europe	Asia	South America	Total
Lancaster	$2,595	$1,367	$1,692	$–	$5,654
Buffalo	1942	–	–	–	1,942
North Carolina*	715	150	92	–	957
Total	$5,252	$1,517	$1,784	$–	$8,553

*Acquired June 1, 2017

Three months ended May 31, 2017
	North America	Europe	Asia	South America	Total
Lancaster	$2,533	$1,144	$1,271	$–	$4,948
Buffalo	1,801	0	0	–	1,801
Total	$4,334	$1,144	$1,271	$1	$6,749

Nine months ended May 31, 2018
	North America	Europe	Asia	South America	Total
Lancaster	$6,126	$4,201	$3,905	$15	$14,247
Buffalo	5,722	–	–	–	5,722
North Carolina*	2,249	195	566	–	3,010
Total	$14,097	$4,396	$4,471	$15	$22,979

*Acquired June 1, 2017

Nine months ended May 31, 2017*
	North America	Europe	Asia	South America	Total
Lancaster	$6,261	$3,201	$3,222	$1	$12,685
Buffalo	5,187	–	–	–	5,187
Total	$11,448	$3,201	$3,222	$1	$17,872

NOTE 9: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $95,585 and $64,233 for the three months ended May 31, 2018 and 2017, respectively and $238,011 and $179,123 for the nine months ended May 31, 2018 and 2017 respectively.

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

PROFORMA INFORMATION (UNAUDITED)

Consolidated supplemental Pro Forma information

The following consolidated supplemental pro forma information assumes that the acquisition of DILIsym took place on September 1, 2016 for the income statement for the three-month and nine-month periods ended May 31, 2017. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of DILIsym to reflect the same expenses in the three-month period ended May 31, 2017. The adjustments include costs of acquisition, and amortization of intangibles and other technologies acquired during the merger, assuming the fair-value adjustments applied on September 1, 2016, together with consequential tax effects.

	For the three-month period ended		For the nine-month period ended
	May 31, (in 1000’s) (Unaudited)		May 31, (in 1000’s) (Unaudited)
	(Actual)	(Pro forma)	(Actual)	(Pro forma)
	2018	2017	2018	2017
Net Sales	$8,553	$8,340	$22,979	$20,918
Net Income	$2,406	$2,563	$7,597	$5,090

NOTE 11 - SUBSEQUENT EVENTS:

On June 26, 2018, the Company announced the appointment of a new Chief Executive Officer(CEO), Shawn O’Connor, who replaces the founding CEO, Walter S. Woltosz. Mr. Woltosz will remain as Chairman of the Board of Directors.

On July 6, 2018, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend will be distributed on Thursday August 2, 2018, for shareholders of record as of Wednesday July 26, 2018.

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

GastroPlus™

Our flagship product, originally introduced in 1998, and currently our largest single source of software revenue, is GastroPlus. GastroPlus mechanistically simulates the absorption, pharmacokinetics, pharmacodynamics, and drug-drug interactions of compounds administered to humans and animals and is currently the most widely used commercial software of its type by pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries.

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

In September 2014, we entered into a research collaboration agreement (RCA) with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosing Routes Module of GastroPlus. The objective of this agreement was to provide a tool for generic companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. Under this RCA, we received up to $200,000 per year. This RCA could be renewed for up to a total of three years based on the progress achieved during the project. After a successful second year, the RCA was extended for two additional years in September 2016 and will be completed in September 2018.

We were awarded another RCA by the FDA in September 2015; this one to expand the capabilities of GastroPlus to simulate the dosing of long-acting injectable microspheres for both small and large molecules (biologics). This type of dosage form is usually injected via subcutaneous or intramuscular routes. This RCA also provides up to $200,000 per year for up to three years. Under this agreement, we are developing simulation models to deal with the very slow dissolution/decomposition of the microsphere carrier material that gradually releases the active drug over periods as long as weeks or months. After a successful second year, the RCA was renewed for the third year in September 2017 and will be completed in September 2018 unless extended.

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

In May 2018, we released Version 9.6 of GastroPlus. Version 9.6 is the most feature-rich and user-friendly release in our history. New functionalities that we believe provide the most advanced decision-making tool for preclinical and early clinical trial simulation and modeling analysis available today include:

•	New dynamic intestinal fluid options added to the #1-ranked ACAT™ oral absorption model
•	New population physiologies for obesity and renal impairment disease states
•	Expanded enzyme/transporter distribution information for easier extrapolation across species
•	Additional compound model files for standard drug-drug interaction (DDI) substrates & inhibitors
•	Upgraded capabilities to all major mechanistic absorption routes, including dermal, pulmonary, ocular, and subcutaneous/intramuscular injections
•	Enhanced deconvolution methods for generation of mechanistic in vitro-in vivo correlations (IVIVCs)
•	Improved output/reporting functions in all simulation modes to facilitate communication across departments and with regulatory agencies
•	Significant simulation speed improvements
•	Custom template generation for seamless use of GastroPlus to drive DILIsym® SimPops™ liver injury predictions

Our goal with GastroPlus is to integrate the most advanced science into user-friendly software to enable researchers and regulators to perform sophisticated analyses of complex compound behaviors in humans and laboratory animals. Already the most widely used program in the world for physiologically based pharmacokinetics (PBPK), the addition of these new capabilities is expected to expand the user base in the early pharmaceutical research and development process, while also helping us to further penetrate biopharmaceuticals, food, cosmetics, and general toxicology markets.

Version 9.7 is now in development and release is expected in early 2019. This version will add a number of important new capabilities, including improvements to population simulations, dissolution, absorption, metabolism, and drug-drug interactions, among others.

DDDPlus™

DDDPlus mechanistically simulates in vitro (laboratory) experiments that measure the rate of dissolution of a drug as well as, if desired, the additives (excipients) in a particular dosage form (e.g., powder, tablet, capsule, or injectable solids) under a variety of experimental conditions. This unique software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the disintegration and dissolution rates of various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, and (3) design in vitro dissolution experiments to better mimic in vivo (animal and human) conditions. Version 5.0 of DDDPlus, which added a number of significant enhancements, was released in April 2016. This version added new formulation types (controlled release bilayer tablet, delayed release coated tablet, and immediate release coated beads), expanded formulation specification options, biorelevant solubilities and surfactant effects on dissolution, tablet compression and disintegration models, links with GastroPlus, and updated licensing. Current improvements in development and testing include new capabilities to simulate in vitro dissolution experiments for long-acting injectable microspheres as part of our work under the FDA-funded grant mentioned above.

Version 6.0 of DDDPlus is in development testing and will offer a series of new capabilities, including:

•	simulation of the in vitro dissolution of long-acting injectable dosage forms
•	simulation of the in vitro dissolution of controlled release bead formulations
•	improved simulation of artificial stomach-duodenum (ASD) experiments
•	ability to fit models from precipitation experiments
•	new dissolution apparatus models
•	improved output reporting

MembranePlus™

MembranePlus was released in October 2014. Similar to DDDPlus, MembranePlus mechanistically simulates laboratory experiments, but in this case, the experiments are for measuring permeability of drug-like molecules through various membranes, including several different standard cell cultures (Caco-2, MDCK), as well as artificially formulated membranes (PAMPA). The value of such simulations derives from the fact that when the permeabilities of the same molecules are measured in different laboratories using (supposedly) the same experimental conditions, the results are often significantly different. These differences are caused by a complex interplay of factors in how the experiment was set up and run. MembranePlus simulates these experiments with their specific experimental details, and this enables scientists to better interpret how results from specific experimental protocols can be used to predict permeability in human and animals, which is the ultimate goal.

Version 2.0 of MembranePlus was released in August 2017. This version added:

•	simulation of sandwich hepatocyte assays
•	simulation of suspended hepatocyte assays
•	intracellular protein binding
•	integration of ADMET Predictor metabolism predictions
•	improved output reporting

PKPlus™

On August 25, 2016, we announced the release of a new standalone software product called PKPlus, based on the internal PKPlus Module in GastroPlus that has been available since 2000. The PKPlus Module in GastroPlus provides quick and easy fitting of compartmental pharmacokinetic (PK) models as well as a simple noncompartmental analysis (NCA) for intravenous and extravascular (oral, dermal, ocular, pulmonary, etc.) doses; however, the PKPlus Module in GastroPlus was not designed to meet all of the requirements for performing these analyses for Phase 2 and 3 clinical trials, nor to produce report-quality output for regulatory submissions. The standalone PKPlus program provides the full level of functionality needed by pharmaceutical industry scientists to perform the analyses and generate the outputs needed to fully satisfy regulatory agency requirements for both more complex NCA as well as compartmental PK modeling. After receiving considerable feedback on version 1.0, we began modifying the program to include a number of additional features requested by our users and potential users for release in version 2.0. We believe the potential number of eventual users for PKPlus is in the thousands worldwide and that it has the potential to eventually become a significant revenue producer.

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

ADMET Predictor has enjoyed top-ranked for predictive accuracy in multiple peer-reviewed, independent comparison studies for many years, while generating its results at a very high throughput rate. Although the state of the art of this type of software does not enable identifying the best molecule in a series, it does allow early screening of molecules that are highly likely to fail as potential drug candidates (i.e., the worst molecules, which is typically the majority of a virtual chemical library) before synthesizing and testing them. Thus, millions of virtual compounds can be created and screened in a day, compared to potentially months or years of work to actually synthesize and test a much smaller number of actual compounds.

The optional ADMET Modeler Module™ in ADMET Predictor enables scientists to use their own experimental data to quickly create proprietary high-quality predictive models using the same powerful artificial intelligence (AI) engine we use to build our top-ranked property predictions. Pharmaceutical companies expend substantial time and money conducting a wide variety of experiments on new molecules each year, generating large databases of experimental data. Using this proprietary data to build predictive models can provide a second return on their investment; however, model building has traditionally been a difficult and tedious activity performed by specialists. The automation in ADMET Modeler makes it easy for a scientist to create very powerful machine-learning/AI models with minimal training.

We released version 8.1 of ADMET Predictor in January 2017. This release included:

•	both 64-bit and 32-bit executables, making it possible to handle larger data sets
•	optimization of spreadsheet and model-building functions to improve efficiency
•	streamlined and much more efficient model-building in ADMET Modeler using our proprietary machine-learning engine
•	combinatorial substituent and scaffold replacement operations in the MedChem Studio Module
•	new in silico Ames tests to produce reliable confidence predictions that are more broadly applicable
•	our proprietary ADMET Risk™ scores accessible graphically in histograms

Version 8.5 was released in November 2017, adding:

•	a new Simulation Module to predict absorption and bioavailability for libraries of molecules from their structure
•	ability to optimize doses to achieve desired steady-state concentrations
•	new property models for rat fraction unbound in plasma, blood/plasma concentration ratio, and metabolism by certain enzymes
•	all MedChem Studio features now available through the same graphical user interface as ADMET Predictor
•	new synthetic difficulty model
•	improved visualization
•	multithreading and other speed enhancements

Version 9.0 was released in June 2018, adding:

•	Additional pharmacokinetic (PK) endpoint predictions included with the High-Throughput Pharmacokinetics (HTPK) Simulation Module
•	New artificial intelligence (machine-learning) models to predict major clearance mechanisms
•	Novel DELTA Model™ approach extends model coverage space adding client data through the ADMET Modeler Module
•	Multi-class classification models can now be built using our advanced artificial neural network ensemble (ANNE) methodology
•	Intuitive graphical display of Biopharmaceutical Classification System (BCS) and Developability Classification System (DCS)
•	Rebuilt most classification models to improve their confidence estimates
•	New functionality for easily generating and visualizing fingerprints within the MedChem Studio Module

We have made significant investments in two key areas with version 9: improving integration of our top-ranked ADMET Predictor and GastroPlus models to leverage our novel ‘Discovery PBPK’ approaches for chemists, and further enhancing our best-in-class AI engine to assist with drug discovery. Recent publications from a large pharmaceutical company describing how they have leveraged our ‘Discovery PBPK’ methods to guide lead optimization illustrate how our unique offerings provide substantial value in this space.

Potential new markets for artificial intelligence (machine learning)

We are currently investigating applications of our sophisticated artificial intelligence (machine-learning) engine outside of our normal pharmaceutical markets. To date, we have conducted several proof-of-concept studies including: (1) predicting missile aerodynamic force and moment coefficients as a function of missile geometry, Mach number, and angle of attack, (2) classifying/identifying missiles and other objects from radar tracking data, (3) mapping jet engine compressor performance to predict when maintenance might be required, and (4) classifying patients as healthy or experiencing some disease state or genetic disorder evidenced by magnetic resonance imaging (MRI) of the brain. Other potential applications for this modeling engine have also been identified; however, our focus to date has been primarily in these areas.

We believe our proprietary AI/machine-learning software engine has a wide variety of potential applications and we intend to pursue funding to develop customized tools to further monetize our investment in this technology by expanding our markets beyond the life sciences and chemistry. In addition, we are examining a variety of expanded capabilities to add to the basic modeling engine to accommodate even larger data sets (“big data analytics”) and new applications.

MedChem Designer™

MedChem Designer was launched in 2011. It was initially a molecule-drawing program, or “sketcher”, but now has capabilities far exceeding those of other molecule-drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule-drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license, the chemist would see the entire approximately 150 predictions that are available. Over 26,000 copies of MedChem Designer have been downloaded by scientists around the world to date.

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

Our proprietary ADMET Risk score provides a single number that tells the chemist how many default threshold values for various predicted properties were crossed (or violated) by each structure. Thus, in a single number, the chemist can instantly compare the effects of different structural changes in many dimensions. The ideal score is zero; however, a low score greater than zero might be acceptable, depending on what property(s) caused the points to be assigned. If the number is too high (greater than 5 or 6), the molecule is not likely to be successful as a drug. The default rules can be modified and new rules can be added by the user to include any desired rule set based on any combination of calculated molecular descriptors, predicted properties, and user inputs. As chemists attempt to modify structures to improve one property, they often cause others to become unacceptable. Without ADMET Risk, the chemist would have to individually examine many key properties for each new molecule (and its metabolites) to determine whether any of them became unacceptable as a result of changing the structure.

MedChem Studio™

MedChem Studio has been integrated into the ADMET Predictor platform but can still be licensed separately without requiring a license for ADMET Predictor. MedChem Studio is a powerful software tool that is used both for data mining and for de novo design of new molecules. In its data-mining role, MedChem Studio facilitates searching large chemical libraries to find molecules that contain identified substructures, and it enables rapid identification of clusters (classes) of molecules that share common substructures. We have now merged MedChem Studio with ADMET Predictor so that either program can be entered through the same interface, and the communication between the two programs is enhanced through the seamless integration of both technologies. We believe this will enhance the attractiveness of both ADMET Predictor and MedChem Studio to medicinal and computational chemists.

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

The pharmaceutical industry has been rapidly adopting cloud technology as a solution to ever-expanding computer processing needs. Leveraging our 20-plus years of experience in providing an architecture supporting modeling and simulation efforts, we have developed KIWI as a secure, validated, enterprise-scale environment, enabling global teams to collaborate on model-based decision making. KIWI has proven to be a valuable platform for encouraging interdisciplinary discussions about the model development process and interpretation of results. We continue to receive positive feedback about the functionality implemented in KIWI and the value of the approach we have taken to harness cloud technology. We continue to improve functionality and collaboration within the KIWI platform, and we expect the licensing fee will be a source of recurring revenue for further development and growth. KIWI Version 1.3 was released in May 2015. This version of KIWI provided our user community with access to new features that accelerated completion of modeling projects by decreasing run times and facilitating the comparison and exporting of results across models. These features included dynamic comparisons of model parameter estimates and diagnostic plots, export of model run records for regulatory submissions, and accelerated infrastructure with the upgrade to the latest versions of NONMEM® and Perl-speaks-NONMEM running in a 64-bit Linux environment.

KIWI Version 1.6 was released in September 2016. This version introduced major enhancements in the functionality of visualization tools offered by the platform. These enhancements include simplifying the creation of plots and comparing them across multiple models, thus accelerating the model refinement process. In addition, analysts could now conveniently copy visualization preferences across projects, improving consistency and facilitating collaboration and communication with clients and colleagues.

KIWI 2 was released in December 2017. This latest version introduces a repository within the KIWI Cloud service to facilitate the management and organization of data and documents used and produced to support the modeling and simulation analyses used, in part, to submit new drug applications. The user interface provides a predefined directory as a default that can be customized, allows file version control, and provides a comprehensive roles and permissions structure to enhance collaboration among a community of users. As part of this initiative, an enhanced authentication framework foundation was included to provide the ability for clients to customize authentication rules according to their internal regulatory policies and procedures. In addition, since it can take hundreds of models to create one final model, an automated diagnostics dashboard has been added that visually displays the results of over 10 diagnostics that are used by modelers to decide what direction to take their modeling with the potential to significantly reduce the amount of time it takes to arrive at a final model.

We continue enhancing KIWI as part of our five-year, almost-$5 million contract with the Bill and Melinda Gates Foundation.

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

Contract Research and Consulting Services

Our scientists and engineers have expertise in drug absorption via various dosing routes (oral, intravenous, subcutaneous, intramuscular, ocular, nasal/pulmonary, and dermal), pharmacokinetics, pharmacodynamics, and drug-drug interactions. They have attended over 200 scientific meetings worldwide in the past four years, often speaking and presenting. We frequently conduct contracted consulting studies for large customers (including many of the top twenty pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing, and we have expanded our consulting teams to meet the increased workload.

We continue working on a five-year consulting agreement with the Bill and Melinda Gates Foundation to implement a platform for coordinating the data generated by global teams engaged in model-based drug development.

We currently are working with the FDA on three Research Collaboration Agreements (RCAs): the funded efforts for long-acting injectable microspheres/ocular dosing and the unfunded IVIVC effort, both described above under “GastroPlus”.

Pharmacometric Modeling

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments as well as clinical trials of new and existing pharmaceutical products, typically working on 30-40 drug projects per year. Traditionally, the model-based analysis of clinical trial data was different from the modeling analysis offered by GastroPlus; the former relied more on statistical and semi-mechanistic models, whereas the latter is based on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on a detailed understanding of the human body and the chemistry of the drug and involve deep mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models guide drug formulation design and dose selection. Beginning in 2014, the U.S. F.D.A and other regulatory agencies began to emphasize the need to push mechanistic PBPK modeling and simulation into clinical pharmacology, and we have seen the benefit of having our clinical pharmacology team in the Cognigen division and our scientists in our Lancaster, California (Simulations Plus) division working together to achieve this goal.

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

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (Therapeutic Systems Research Laboratories) pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and nonassertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000. All payments were made as of April 2017. The total consideration is being amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. To date, this has resulted in expense savings over $1,250,000 compared to the royalty payments that would have been paid to TSRL if paid consistent with past practices.

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

Our sales and marketing efforts are handled primarily internally with our scientific team and several senior management staff assisting our marketing and sales staff with trade shows, seminars, and customer trainings both online and on-site. We believe that this is more effective than a completely separate sales team for several reasons: (1) customers appreciate talking directly with software developers and consulting scientists who can answer a wide range of in-depth technical questions about methods and features; (2) our scientists and engineers gain an appreciation for the customer’s environment and problems; and (3) we believe the relationships we build through scientist-to-scientist contact are stronger than relationships built through salesperson-to-scientist contacts. We also have independent distributors in Japan, China, India, and Korea who also sell and market our products with support from our scientists and engineers.

We provide support to the GastroPlus User Group in Japan, which was organized by Japanese researchers in 2009. In early 2013, a group of scientists in Europe and North America organized another GastroPlus User Group following the example set in Japan. Over 1,000 members have joined this group to date. We support this group through coordination of online meetings each month and managing the user group web site for exchange of information among members. These user groups provide us valuable feedback with respect to desired new features and suggested interface changes.

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

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research, and marketing resources that are larger than ours. Our flagship product, GastroPlus, is the most widely used commercial PBPK modeling platform and has one significant competitor; others could be developed over time, but with the high barrier to entry, it would be difficult to validate new software to levels required to support regulatory submissions. Our new PKPlus software product will compete with one major and a few minor software programs; however, the capabilities and design features of PKPlus, along with more affordable licensing, are expected to generate significant interest. MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry. We believe DILIsym and NAFLDsym enjoy a unique market position, with no significant competition.

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

We believe the key factors in our ability to successfully compete in this field are our ability to: (1) continue to invest in research and development, and develop and support industry-leading simulation and modeling software and related products and services to effectively predict activities and ADMET-related behaviors of new drug-like compounds, (2) design new molecules with acceptable activity and ADMET properties, (3) develop and maintain a proprietary database of results of physical experiments that serve as a basis for simulated studies and empirical models, (4) continue to attract and retain a highly skilled scientific and engineering team, (5) aggressively our products and services to our global market, and (6) develop and maintain relationships with research and development departments of pharmaceutical companies, universities, and government agencies.

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

In the fiscal year ended August 31, 2017 we distributed $0.20 per share in dividends to our shareholders. In November 2017, February 2018 and May 2018, we distributed a quarterly dividend of $0.06 per share. We anticipate future dividends to be $0.06 per share per quarter; however, there can be no assurances that such dividends will be distributed, or if so, whether the amounts will be more, less, or the same as expected. The Board of Directors must approve each quarterly dividend distribution and may decide to increase, decrease, or eliminate dividend distributions at any time.

Results of Operations

Comparison of Three Months Ended May 31, 2018 and 2017.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	5/31/18		5/31/17
Net revenues	$8,553	100.00%	$6,749	100.0%
Cost of revenues	2,023	23.6	1,445	21.4
Gross profit	6,530	76.4	5,304	78.6
Selling, general and administrative	2,604	30.4	1,955	29.0
Research and development	508	5.9	254	3.7
Total operating expenses	3,112	36.4	2,209	32.7
Income from operations	3,418	40.0	3,095	45.9
Other income (expense)	(21)	(0.2)	(10)	(0.2)
Income from operations before taxes	3,397	39.7	3,085	45.7
Benefit (Provision for) for income taxes	(991)	(11.6)	(1,005)	(14.9)
Net income	$2,406	28.1%	$2,080	30.8%

Net Revenues

Consolidated net revenues increased by 26.7% or $1.80 million to $8.55 million in the third fiscal quarter of Fiscal Year 2018 (“3QFY18”) from $6.75 million in the third fiscal quarter of Fiscal Year 2017 (“3QFY17”). Changes by division are as follows:

•	Lancaster: $706,000 increase, representing a 14.3% increase to $5.65 million
•	Buffalo (Cognigen): $141,000 increase, representing a 7.8% increase to $1.94 million
•	North Carolina (DILIsym): recorded revenues of $957,000. (Acquired June 1, 2017, they were not a part of the prior year numbers)

Consolidated software and software-related sales increased $830,000 or 17.4%, while consolidated consulting and analytical study revenues increased $974,000 or 49.1% over 3QFY17.

Cost of Revenues

Consolidated cost of revenues increased by $578,000, or 40.0%, in 3QFY18 to $2.02 million from $1.44 million in 3QFY17. Labor-related cost accounted for $284,000 of this increase, a combination of increased labor count, salary increases, and bonuses at our subsidiaries based on increased earnings. Included in the increase was $167,000 of salary expense at DILIsym. Other significant increases in cost of revenues included $179,000 of direct contract expenses paid for testing at DILIsym, an increase of $41,000 of software amortization, as well as an additional $79,000 of amortization expense associated with acquired technologies associated with DILIsym’s drug-induced liver injury technologies.

Cost of Revenues as a percentage of revenue increase by 2.2% in 3QFY18 to 23.6% as compared to 21.4% in 3QFY17. This change comes from higher salaries and direct costs of contract studies in 3QFY18.

Gross Profit

Consolidated gross profit increased $1.23 million or 23.1%, to $6.53 million in 3QFY18 from $5.30 million in 3QFY17. $639,000 of this increase is from the California division, which showed an 86.6% gross margin. The Buffalo division gross profit increased $69,000 or 6.6% with gross margin of 57.5%, and DILIsym of North Carolina showed $519,000, a 54.2% gross margin.

Overall gross margin as a percentage of revenue decreased by 2.24% to 76.4% in 3QFY18 from 78.6% in 3QFY17.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $649,000, or 33.2% to $2.60 million in 3QFY18 from $1.95 million in 3QFY17. As a percent of revenues, SG&A was 30.4% for 3QFY18, compared to 29.0% in 3QFY17.

The major increases in SG&A expense were:

•	Commission expense: $70,000 increased sales in international markets
•	Contract labor: $53,000 made up of certain outsourced services and director fees paid
•	G&A Salaries and Wages increased by $276,000; this increase is a combination of increased stock compensation costs, 401k, annual salary increases, increased head count in Lancaster and Buffalo, and first-time third-quarter salaries at DILIsym after acquisition
•	Insurance Expense increased $68,000; mostly health-related medical costs due to cost increases and higher employee counts, of which $34,000 was first time costs associated with DILIsym
•	Payroll tax expense increased $62,000, the effect of higher salary expense and first time costs of $31,000 associated with DILIsym
•	Professional Accounting and Audit increased $77,000; this year’s tax and internal compliance service started later in the fiscal year; as well as increased costs of a new subsidiary
•	Trade show and Travel $57,000; increase in shows and trainings compared to prior year
•	Amortization expense increased $53,000 due to new acquisition amortization for DILIsym intangibles

The major decreases in SG&A expense were:

•	Legal fees decreased $105,000 due to a reduction in acquisition-related document review
•	Recruitment & Hiring $31,000; lower hiring costs this year

Research and Development

Total research and development cost increased $522,000 in 3QFY18 compared to 3QFY17. In 3QFY18 we incurred approximately $993,000 of research and development cost. Of this amount, $485,000 was capitalized and $508,000 was expensed. In 3QFY17 we incurred approximately $598,000 of research and development costs. Of this amount, $344,000 was capitalized and $254,000 was expensed.

Income from operations

Income from operations increased $323,000 or 34.7% in 3QFY18 compared to 3QFY17.

•	Lancaster	Increased $356,000 or 13.3%
•	Buffalo	Decreased $31,000 or 7.4%
•	No. Carolina	Recorded an operating profit of $3,000 for the quarter, their first third quarter reporting since being acquired on June 1, 2017.

Provision for Income Taxes

The provision for income taxes was $991,000 for 3QFY18 compared to $1,005,000 for 3QFY17.

The effective rate for the quarter was 29.1% compared to 32.2% in the prior year. The change is from the effect of the new tax rates under new Federal tax laws enacted as of January 1, 2018. Federal statutory tax rates decreased from 34% to 21% as of January 1, 2018. The Company has used a blended rate for the current period to calculate current income tax expense.

Net Income

Net income increased by $327,000, or 15.7%, in 3QFY18 to $2.41 million from $2.08 million in 3QFY17.

Comparison of Nine Months Ended May 31, 2018 and 2017

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Nine Months Ended
	5/31/18		5/31/17

Net revenues	$22,979	100.00%	$17,872	100.0%
Cost of revenues	5,874	25.6	4,335	24.2
Gross profit	17,105	74.4	13,537	75.8
Selling, general and administrative	7,352	32.0	5,767	32.3
Research and development	1,354	5.9	953	5.3
Total operating expenses	8,706	37.9	6,719	37.6
Income from operations	8,399	36.5	6,818	38.2
Other income	(100)	(0.4)	19	0.1
Income from operations before taxes	8,298	36.1	6,837	38.3
Benefit (Provision for) for income taxes	(701)	(3.1)	(2,200)	(12.3)
Net income	$7,597	33.1%	$4,637	25.9%

Net Revenues

Consolidated net revenues increased by 28.6% or $5.11 million to $22.98 million in the first nine months of Fiscal Year 2018 “9moFY18”) from $17.87 million in the first nine months of Fiscal Year 2017 (“9moFY17”). Changes by division are as follows:

•	Lancaster: $1,562,000 increase, representing a 12.3% increase to $14.25 million
•	Buffalo (Cognigen): $534,470 increase, representing a 10.3% increase to $5.72 million
•	North Carolina (DILIsym): recorded revenues of $3.01 million. (Acquired June 1, 2017, they were not a part of the prior year third quarter numbers)

Consolidated software and software-related sales increased $1,594,000 or 13.3%, while consolidated consulting and analytical study revenues increased $3.51 million or 59.8% over 9moFY17.

Cost of Revenues

Consolidated cost of revenues increased by $1.54 million, or 35.5%, in 9moFY18 to $5.87 million from $4.33 million in 9moFY17. Labor-related cost accounted for $835,000 of this increase, a combination of increased labor count, salary increases, and bonuses at our subsidiaries based on increased earnings. Included in the increase was $288,000 of salary expenses at DILIsym. Other significant increases in cost of revenues included $88,000 of software amortization, $458,000 of direct contract expenses paid for testing at DILIsym, as well as an additional $237,000 of amortization expense associated with acquired technologies associated with DILIsym’s drug-induced liver injury technologies. Training-related expenses were down $65,000 compared to the prior year.

Cost of Revenues as a percentage of revenue increased by 0.6% in 9moFY18 to 25.6% as compared to 24.2% in 9moFY17.

Gross Profit

Consolidated gross profit increased $3.57 million or 26.4%, to $17.10 million in 9moFY18 from $13.54 million in 9moFY17. $1,360,000 of this increase is from the Lancaster division, which showed an 83.8% gross margin. The Buffalo division gross profit increased $369,000 or 12.5% with a gross margin of 58.1%, and DILIsym of North Carolina showed $1.84 million, a 61.1% gross margin.

Overall gross margin as a percentage of revenue decreased by 1.4% to 74.4% in 9moFY18 from 75.8% in 9moFY17.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $1,586,000, or 27.5% to $7.35 million in 9moFY18 from $5.77 million in 9moFY17. As a percent of revenues, SG&A was 32.0% for 9moFY18, compared to 32.3% in 9moFY17.

The major increases in SG&A expense were:

•	Commissions expense: $141,000 related mainly to increased international sales
•	Market expenses: $174,000 related to trade show and conference attendance
•	Contract labor: $174,000 made up of outsourced services and increased Director compensation program costs
•	Employee 401k expense: $59,000
•	G&A Salaries and Wages increased by $439,000; this increase is a combination of increased stock compensation costs of $59,000, first time salaries of $197,000 at DILIsym after acquisition, annual salary increases and increased head count in Lancaster and Buffalo
•	Insurance Expense $221,000; mostly health-related medical costs due to cost increases and higher employee counts, of which $97,000 was associated with DILIsym
•	Payroll tax expense increased $174,000, the effect of higher salary expense and first time costs of $81,000 associated with DILIsym
•	Professional Accounting tax and audit increased $101,000; Increased costs associated with accounting initiatives, compliance and audit for new subsidiary
•	Rent: $49,000 mostly due to first time costs associated with added facilities costs at DILIsym
•	Software licenses: $46,000
o	Amortization expense increased $158,000 due to new acquisition amortization for DILIsym intangibles

The major decreases in SG&A expense were:

•	Legal expenses decreased $228,000 due to a reduction in document review

Research and Development

Total research and development cost increased $1,099,000 in 9moFY18 compared to 9moFY17. In 9moFY18 we incurred approximately $2,985,000 of research and development costs, of this amount, $1,632,000 related to the development of software and was capitalized and $1,353,000 was expensed. In 9moFY17 we incurred approximately $1,880,000 of research and development costs, of this amount, $928,000 related to the development of software and was capitalized and $952,000 was expensed.

Income from operations

Income from operations increased $1,580,000 or 23.2% in 9moFY18 compared to 9moFY17.

•	Lancaster	Increased $833,000 or 14.5%
•	Buffalo	Increased $140,000 or 13.0%
•	No. Carolina	Recorded operating income of $607,000, their first 9moFY18 reporting since acquisition on June 1, 2017

Other income (expense)

Other income was an expense of $100,000 compared to income of $19,000 in 9moFY17, a decrease of $119,000. The majority of the change comes from an imputed interest expense of $114,000 associated with acquisition-related liabilities.

Provision for Income Taxes

The provision for income taxes was $701,000 for 9moFY18 compared to $2.20 million for 9moFY17.

The decrease comes mainly the completion of an assessment of deferred taxes based on the new tax rates enacted under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires that the company recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Among other things, changes in tax laws or tax rates can affect the amount of taxes payable for the current period, as well as the amount and timing of deferred tax liabilities and deferred tax assets. Based on the assessment the Company posted a one-time tax benefit in the amount of $1,500,000 in the second fiscal quarter of 2018, the result of estimating future deferred liabilities at the lower tax rates under the newly enacted tax laws.

Federal statutory tax rates decreased from 34% to 21% as of January 1, 2018. The Company has used a blended rate for the current period to calculate current income tax expense since four months were in calendar year 2017 and five were in 2018 under the new tax law.

The effective rate for the nine months was 8.45%, compared to an expense of 32.2% in the prior year. The significant change is from the effect of the tax benefit due to the rate change applied to deferred tax liabilities.

Net Income

Net income increased by $2.96 million, or 60.2%, in 9moFY18 to $7.60 million from $4.64 million in 9moFY17. $1,500,000 of this increase, representing approximately 20% of the change, is from the effects of the reassessment of deferred taxes under the new rates enacted under the Tax Cuts and Jobs Act of 2017. Without the deferred tax benefit, net income increased by $1.46 million, or 31.5%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of May 31, 2018 and August 31, 2017, we had cash and cash equivalents of $7.22 million and $6.22 million, respectively. We do not hold any investments that are exposed to market risk related to changes in interest rates, which could adversely affect the value of our assets and liabilities, and we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the three and nine months ended May 31, 2018 and 2017, we sold $1,365,000 and $1,009,000, and $2,937,000 and $2,284,000, respectively, of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables are subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of May 31, 2018, that our disclosure controls and procedures were effective.

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

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

N/A

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1 (4)^	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto.
3.1 (2)	Articles of Incorporation of the Company.
3.2 (2)	Amended and Restated Bylaws of the Company.
4.1 (1)	Form of Common Stock Certificate.
4.2 (1)	Share Exchange Agreement.
10.1 (1) (†)	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto.
10.2 (3) (†)	The Company’s 2007 Stock Option Plan, as amended.
10.3 (10)	Second Amendment to Lease by and between the Company and Crest Development LLC, dated as of May 1, 2016.
10.4 (5) (†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 8, 2016.
10.5 (6)	Form of Indemnification Agreement.
10.6 (8)	2017 Equity Incentive Plan.
10.7 (7)	Stock Purchase Agreement by and among Simulation Plus, Inc., DILIsym Services, Inc., The Shareholders’ Representative and The Shareholders of DILIsym Services, Inc., dated as of May 1, 2017.
10.8 (9)(†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of September 1, 2017.
10.9 (9) (†)	Employment Agreement by and between the Company and John DiBella, dated as of September 1, 2017.
10.10 (9) (†)	Employment Agreement by and between the Company and Thaddeus H Grasela Jr., dated as of September 2, 2017.
10.10* (†)	Employment Agreement by and between the Company and Shawn O’Connor, dated as of June 25, 2018.
31.1	Section 302 – Certification of the Principal Executive Officer*
31.2	Section 302 – Certification of the Principal Financial Officer*
32	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
†	Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(3)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed April 9, 2014.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 11, 2016.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 10, 2016.
(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2017.
(8)	Incorporated by reference to Appendix A to the Company’s Schedule 14A filed December 29. 2016.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed September 6, 2017.
(10)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2016.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 10, 2018.

Simulations Plus, Inc.

Date:	July 10, 2018	By: /s/ John R Kneisel
John R. Kneisel

Chief Financial Officer

