Form 10-K
period 2018-08-31
SIMULATIONS PLUS INC
filed 2018-11-14
CIK 1023459

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes    ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes    ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 28, 2018, based upon the closing price of the common stock as reported by The Nasdaq Capital Market on such date, was approximately $181,050,050. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of November 14, 2018, 17,420,197 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2018

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

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report and elsewhere in this document and in our other filings with the Securities and Exchange Commission (“SEC”).

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

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of groundbreaking drug discovery and development software for mechanistic modeling and simulation, and for machine-learning-based prediction of properties of molecules solely from their structure. Our pharmaceutical/chemistry software is licensed to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and to regulatory agencies worldwide for use in the conduct of industry-based research. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and for submissions to regulatory agencies. Simulations Plus is headquartered in Southern California, with offices in Buffalo, New York, and Research Triangle Park, North Carolina, and its common stock trades on the Nasdaq Capital Market under the symbol “SLP.”

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

We generate revenue by delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies use our software programs and scientific consulting services to guide early drug discovery (molecule design and screening), preclinical, and clinical development programs. They also use it to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial designs, and simulate outcomes in special populations, such as the elderly and pediatric patients.

Simulations Plus previously acquired Cognigen Corporation (Cognigen) as a wholly owned subsidiary. Cognigen was originally incorporated in 1992. Through the integration of Cognigen into Simulations Plus, Simulations Plus became also a leading provider of population modeling and simulation contract research services for the pharmaceutical and biotechnology industries. Our clinical-pharmacology-based consulting services include pharmacokinetic and pharmacodynamic modeling, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. We have also developed software for harnessing cloud-based computing in support of modeling and simulation activities and secure data archiving, and we provide consulting services to improve interdisciplinary collaborations and research and development productivity.

Simulation Plus also acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary. We believe the combination of Simulations Plus and DILIsym provides substantial future potential based on the complementary strengths of each of the companies. The acquisition of DILIsym positions the Company as the leading provider of Drug Induced Liver Injury (DILI) modeling and simulation software and related scientific consulting services. In addition to the DILIsym® software for analysis of potential drug-induced liver injury, DILIsym Services, Inc. also has developed a simulation program for analyzing nonalcoholic fatty liver disease (NAFLD) called NAFLDsym™. Both the DILIsym and NAFLDsym software programs require outputs from physiologically based pharmacokinetics (PBPK) software as inputs. The GastroPlus™ PBPK software from Simulations Plus provides such information; thus, the integration of these technologies will provide a seamless capability for analyzing the potential for drug-induced liver injury for new drug compounds and for investigating the potential for new therapeutic agents to treat nonalcoholic fatty liver disease.

PRODUCTS

General

We currently offer ten software products for pharmaceutical research and development: five simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus™; DDDPlus™; MembranePlus™; DILIsym®; and NAFLDsym™; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor™; MedChem Designer™; and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite™); a program which is designed for rapid clinical trial data analysis and regulatory submissions called PKPlus™; and a program called KIWI™ from our Cognigen division that provides an integrated platform for data analysis and reporting through our proprietary secure cloud.

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

Because of the widespread use of GastroPlus, we were the only non-European company invited to join the European Innovative Medicines Initiative (IMI) program for Oral Bioavailability Tools (OrBiTo). OrBiTo was an international collaboration among 27 industry, academic, and government organizations working in the area of oral absorption of pharmaceutical products. Because we are outside of the European Union, our participation in this project was at our own expense, while other members were compensated for their work; however, we were a full member with access to all of the data and discussions of all other members. We believe our investment to participate in this initiative enabled us to benefit from, and to contribute to, advancing the prediction of human oral bioavailability from preclinical data, and ensured that we are well-known to member pharmaceutical companies and regulatory agencies.

In September 2014, we entered into a research collaboration agreement (RCA) with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosing Routes Module of GastroPlus. The objective of this agreement was to provide a tool for generic companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. Under this RCA, we received up to $200,000 per year. This RCA could be renewed for up to a total of three years based on the progress achieved during the project. After a successful second year, the RCA was extended for two additional years in September 2016, with primary tasks completed in September 2018. Additional functionality was further requested by the FDA, and a new funded contract was awarded for the 2018-19 period.

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

In July 2018 we entered into a one-year funded research collaboration with a large European consortium to further develop and validate the mechanistic Transdermal Compartmental Absorption and Transit (TCAT™) model in GastroPlus™. This project will contribute substantially to improvements in the program, specifically directed toward the predictions of local exposure within the skin layer following topical administration of various chemicals. We expect the developments under this agreement will aid companies and regulatory agencies as they strive to implement an animal-free chemical safety assessment program.

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

Version 9.7 is now in development and release is expected in early 2019. This version will add a number of important new capabilities, including improvements to population simulations, dissolution, absorption, PBPK models, and drug-drug interactions, among others.

DDDPlus™

DDDPlus mechanistically simulates in vitro (laboratory) experiments that measure the rate of dissolution of a drug as well as, if desired, the additives (excipients) in a particular dosage form (e.g., powder, tablet, capsule, or injectable solids) under a variety of experimental conditions. This unique software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the disintegration and dissolution rates of various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, (3) design in vitro dissolution experiments to better mimic in vivo (animal and human) conditions, and (4) . Version 5.0 of DDDPlus, which added a number of significant enhancements, was released in April 2016. This version added new formulation types (controlled release bilayer tablet, delayed release coated tablet, and immediate release coated beads), expanded formulation specification options, biorelevant solubilities and surfactant effects on dissolution, tablet compression and disintegration models, links with GastroPlus, and updated licensing. Current improvements in development and testing include new capabilities to simulate in vitro dissolution experiments for long-acting injectable microspheres as part of our work under the FDA-funded grant mentioned above.

Version 6.0 of DDDPlus is in development testing and will offer a series of new capabilities, including:

•	simulation of the in vitro dissolution of long-acting injectable dosage forms
•	simulation of the in vitro dissolution of controlled release bead formulations
•	new simulation of artificial stomach-duodenum (ASD) experiments
•	ability to fit models from precipitation experiments
•	new dissolution apparatus models
•	improved output reporting

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

PKPlus™

In August 2016, we released a standalone software product called PKPlus, based on the internal PKPlus Module in GastroPlus that has been available since 2000. The PKPlus Module in GastroPlus provides quick and easy fitting of compartmental pharmacokinetic (PK) models as well as a simple noncompartmental analysis (NCA) for intravenous and extravascular (oral, dermal, ocular, pulmonary, etc.) doses; however, the PKPlus Module in GastroPlus was not designed to meet all of the requirements for performing these analyses for Phase 2 and 3 clinical trials, nor to produce report-quality output for regulatory submissions. The standalone PKPlus program provides the full level of functionality needed by pharmaceutical industry scientists to perform the analyses and generate the outputs needed to fully satisfy regulatory agency requirements for both more complex NCA as well as compartmental PK modeling. After receiving considerable feedback on version 1.0, we began modifying the program to include a number of additional features requested by our users and potential users for release in version 2.0.

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

ADMET Predictor has been top-ranked for predictive accuracy in multiple peer-reviewed, independent comparison studies for many years, while generating its results at a very high throughput rate. Although the state of the art of this type of software does not enable identifying the best molecule in a series, it does allow early screening of molecules that are highly likely to fail as potential drug candidates (i.e., the worst molecules, which is typically the majority of a virtual chemical library) before synthesizing and testing them. Thus, millions of virtual compounds can be created and screened in a day, compared to potentially months or years of work to actually synthesize and test a much smaller number of actual compounds.

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

MedChem Designer™

MedChem Designer was initially a molecule-drawing program, or “sketcher”, but now has capabilities far exceeding those of other molecule-drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule-drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license, the chemist would see the entire approximately 150 predictions that are available. Over 26,500 copies of MedChem Designer have been downloaded by scientists around the world to date.

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

Our proprietary ADMET Risk score provides a single number that tells the chemist how many default threshold values for various predicted properties were crossed (or violated) by each structure. Thus, in a single number, the chemist can instantly compare the effects of different structural changes in many dimensions. The ideal score is zero; however, a low score greater than zero might be acceptable, depending on what property(s) caused the points to be assigned. If the number is too high (greater than 7), the molecule is not likely to be successful as a drug. The default rules can be modified and new rules can be added by the user to include any desired rule set based on any combination of calculated molecular descriptors, predicted properties, and user inputs. As chemists attempt to modify structures to improve one property, they often cause others to become unacceptable. Without ADMET Risk, the chemist would have to individually examine many key properties for each new molecule (and its metabolites) to determine whether any of them became unacceptable as a result of changing the structure.

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

KIWI 3.0 was released in August, 2018. The latest version incorporates ExploreLive and Explore, two powerful new visualization modules, introduced for exploratory data analysis of information stored in analysis datasets and NONMEM outputs. In addition, new automated diagnostics are now performed for every NONMEM run, visually reported in the Summarize module. KIWI version 3.0 also features improved infrastructure and security, as well as a completely redesigned Knowledge Portal used to access the KIWI program.

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

NAFLDsym

Where DILIsym is used to investigate the likelihood that a known drug molecule would cause injury to the liver, NAFLDsym is concerned with a liver that is already diseased by excess fat and investigates the likelihood that various molecules might provide beneficial therapeutic benefits to treat or cure the disease. DILIsym can be considered a “shrink wrap” software product, usable across many companies and drug development projects. NAFLDsym, on the other hand, requires modification for each of a number of different mechanisms of action that potential new drug compounds could use to treat the disease, and so is a customized tool used in consulting projects for each new client project. NAFLDsym version 2A will be released for licensing and consulting use in October of 2018. The software now includes the three most important components of NAFLD/NASH: steatosis, inflammation, and fibrosis.

RENAsym

Where DILIsym is used to investigate the likelihood that a known drug molecule would cause injury to the liver, RENAsym will be focused on investigating and predicting drug-induced kidney injury, or acute kidney injury (AKI). RENAsym will be another “shrink wrap” software product, usable across many companies and drug development projects. The software will utilize predictions of drug exposure in the kidney from PBPK platforms such as GastroPlus, along with in vitro data related to certain kidney injury mechanisms, to make predictions. The first expected release of RENAsym will be available in Fall of 2020. The initial development is being funded via an NIH small business grant.

Contract Research and Consulting Services

Our scientists and engineers have expertise in drug absorption via various dosing routes (oral, intravenous, subcutaneous, intramuscular, ocular, nasal/pulmonary, and dermal), pharmacokinetics, pharmacodynamics, and drug-drug interactions. They have attended over 200 scientific meetings worldwide in the past four years, often speaking and presenting. We conduct contracted consulting studies for large customers (including many of the top twenty pharmaceutical companies) who have particularly difficult problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing, and we have expanded our consulting teams to meet the increased workload.

Currently we are approximately half way through the work on a five-year consulting agreement with the Bill and Melinda Gates Foundation to implement a platform for coordinating the data generated by global teams engaged in model-based drug development.

We are also currently working with the FDA on three Research Collaboration Agreements (RCAs): the funded efforts for long-acting injectable microspheres/ocular dosing and the unfunded IVIVC effort, both described above under “GastroPlus”.

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments as well as clinical trials of new and existing pharmaceutical products, typically working on 80-100 drug projects per year. Traditionally, the model-based analysis of clinical trial data was different from the modeling analysis offered by GastroPlus; the former relied more on statistical and semi-mechanistic models, whereas the latter is based on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on a detailed understanding of the human body and the chemistry of the drug and involve deep mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models guide drug formulation design and dose selection. Beginning in 2014, the U.S. F.D.A and other regulatory agencies began to emphasize the need to push mechanistic PBPK modeling and simulation into clinical pharmacology, and we have seen the benefit of having our clinical pharmacology team in the Cognigen division and our scientists in our Lancaster, California (Simulations Plus) division working together to achieve this goal.

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

To date, we have developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. These arrangements sometimes require that we pay royalties to third parties. We intend to continue to license or otherwise acquire technology or products from third parties when it makes business sense to do so. We currently have one license agreement, with Dassault Systèmes Americas Corp. (formerly known as Accelrys, Inc.), a San Diego division of Dassault Systemes in France, pursuant to which a small royalty is paid to Dassault Systèmes Americas Corp. from revenues on each license for the Metabolism module in ADMET Predictor. This license agreement continues in perpetuity and either party has the right to terminate it.

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (Therapeutic Systems Research Laboratories) pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and nonassertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000. All payments were made as of April 2017. The total consideration is being amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. To date, this has resulted in expense savings over $1,300,000 compared to the royalty payments that would have been paid to TSRL if paid consistent with past practices.

MARKETING AND DISTRIBUTION

We distribute our products and offer our services in North America, South America, Europe, Japan, Australia, New Zealand, India, Singapore, Taiwan, Korea, and the People’s Republic of China.

We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, through our website, and using various communication channels to our database of prospects and customers. At various scientific meetings around the world each year there are numerous presentations and posters presented in which the reported research was performed using our software. Many of these presentations are from industry and FDA scientists; some are from our staff. In addition, more than 100 peer-reviewed scientific journal articles, posters, and podium presentations are typically published each year using our software, mostly by our customers, further supporting its use in a wide range of preclinical and clinical studies.

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

PRODUCTION

Our pharmaceutical software products are designed and developed by our development teams in California, North Carolina (Research Triangle Park), and New York (Buffalo), we also employee people who are able to work remotely using collaboration software. Our products and services are now delivered electronically – we no longer provide CD-ROMs and printed manuals or reports.

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research, and marketing resources that are larger than ours. Our flagship product, GastroPlus, is the most widely used commercial PBPK modeling platform and has one significant competitor; others could be developed over time, but with the high barrier to entry, it would be difficult to validate new software to levels required to support regulatory submissions. Our PKPlus software product will compete with one major and a few minor software programs. MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry. We believe DILIsym and NAFLDsym enjoy a unique market position, with no significant competition.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing. Smaller companies generally need to outsource a greater percentage of this research. Thus, we compete not only with other software suppliers and scientific consulting service providers, but also with the in-house development and scientific consulting teams at some of the larger pharmaceutical companies.

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

We believe the key factors in our ability to successfully compete in this field are our ability to: (1) continue to invest in research and development, and develop and support industry-leading simulation and modeling software and related products and services to effectively predict activities and ADMET-related behaviors of new drug-like compounds, (2) design new molecules with acceptable activity and ADMET properties, (3) develop and maintain a proprietary database of results of physical experiments that serve as a basis for simulated studies and empirical models, (4) continue to attract and retain a highly skilled scientific and engineering team, (5) aggressively promote our products and services to our global market, and (6) develop and maintain relationships with research and development departments of pharmaceutical companies, universities, and government agencies.

In addition, we actively seek strategic acquisitions to expand the pharmaceutical software and services business.

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

Technical support for pharmaceutical software is provided by our life sciences teams and our inside sales and support staff via telephone, e-mail and web-based support for all of our pharmaceutical software products worldwide. Technical support for pharmaceutical software products sales is minimal, averaging a few person-hours per month.

We provide free telephone, e-mail and web-based support for all of our pharmaceutical software products worldwide from our offices in the U.S. Technical support for pharmaceutical software is provided by our life sciences teams and our inside sales and support staff. Technical support for pharmaceutical software products is generally minimal, averaging a few person-hour product sale.

RESEARCH AND DEVELOPMENT

Research and development (R&D) activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to Be Sold Leased, or Marketed”. R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, laboratory testing, and R&D consulting, were approximately $3,936,000 during fiscal year 2018, of which $2,145,000 was capitalized. R&D expenditures were approximately $2,743,000 during fiscal year 2017, of which $1,376,000 was capitalized. R&D expenditures during fiscal year 2016 were approximately $2,641,000, of which $1,196,000 was capitalized.

CUSTOMERS

Our customers include large, medium-sized and smaller biotech and pharmaceutical companies, universities, and regulatory agencies and other government organizations. We concentrate on serving the needs of our customers in drug discovery, development, clinical trials, and post-patent generic formulation development. Our current customer base is highly fragmented, in 2018 one of our customers was 9% of our revenues, with that exception of no other customer customers made up more than 7% of our revenues in the last 3 years.

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

EMPLOYEES

As of August 31, 2018, Simulations Plus and its subsidiaries Cognigen Corporation and DILIsym, employed a total of 95 persons, including 93 full-time employees and 2 part-time employees, consisting of 69 in technical and research and development, 7 in marketing and sales, and 19 in administration and accounting. Currently 45 employees hold Ph.Ds. in their respective science or engineering disciplines, and 18 employees hold one or more Master’s degrees. Most of the senior management team and the members of our Board of Directors hold graduate degrees.

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

The market for computer-aided design modeling and simulation products for the life science industry is intensely competitive. Although the average price of our software licenses has increased slightly or remained relatively constant for fiscal 2016, 2017, and 2018, we may experience a decline in the future. In response to increased competition and general adverse economic conditions in this market, we may be required to modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.

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

We have intangible assets, including goodwill and other indefinite-lived intangibles, on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, input from accredited valuation consultants, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions might have increased or decreased the estimated fair value of our goodwill and other intangible assets that could potentially result in a different impact to our results of operations. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill or other indefinite-lived intangibles. To the extent goodwill or other indefinite-lived intangibles are impaired, their carrying value will be written down to its implied fair value and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of August 31, 2018, the carrying amount of goodwill and other intangibles was $10,387,198 on our consolidated balance sheet.

Certain Risks Related to Our Operations

Software Defects or malfunctions in our products could hurt our reputation among our customers, result in delayed or lost revenue, and expose us to liability.

Our business and the level of customer acceptance of our products depend upon the continuous, effective, and reliable operation of our software and related tools and functions. To the extent that defects cause our software to malfunction and our customers' use of our products is interrupted, our reputation could suffer and our revenue could decline or be delayed while such defects are remedied. We may also be subject to liability for the defects and malfunctions of third-party technology partners and others with whom our products and services are integrated.

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

We derive a significant portion of our total revenue from our operations in international markets. During the years ended August 31, 2018, 2017 and 2016, 39%, 38% and 38% respectively, of our total revenue was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts, including terrorist acts, throughout the world may interfere with our or our customers' activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of US and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees, distributors, and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

At August 31, 2018, we had no borrowed debt and have no need to do so to fund normal operations in the foreseeable future; however, should circumstances require us to incur debt and a lender could not be found to provide that debt, this could have a significant adverse effect on our business, including making it more difficult for us to obtain financing on favorable terms, limiting our ability to capitalize on significant business opportunities, and making us more vulnerable to rising interest rates.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business.

Our success depends to a significant extent on the continued services of our senior management and other members of management. We have employment agreements with our CEO and division presidents that range from one to three years. If our CEO, our division presidents or other members of senior management do not continue in their present positions, our business may suffer. Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific and technical and managerial personnel. While we have a strong record of employee retention, there is still significant competition for qualified personnel in the software, pharmaceutical and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner, could harm our business.

If we are not successful in selecting and integrating the businesses and technologies we acquire, or in managing our current and future divestitures, our business may suffer.

Over the years, we have expanded our business through acquisitions. We continue to search to acquire businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions. Even if completed, acquisitions and alliances involve numerous risks which may include: difficulties in achieving business and continuing financial success; difficulties and expenses incurred in assimilating and integrating operations, services, products, technologies, or pre-existing relationships with our customers, distributors, and suppliers; challenges with developing and operating new businesses, including those which are materially different from our existing businesses and which may require the development or acquisition of new internal capabilities and expertise; challenges of maintaining staffing at the acquired entities, including loss of key employees; potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller(s); the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; diversion of management's attention from other business concerns; acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing shareholders; new technologies and products may be developed which cause businesses or assets we acquire to become less valuable; and risks that disagreements or disputes with prior owners of an acquired business, technology, service, or product may result in litigation expenses and distribution of our management's attention. In the event that an acquired business or technology or an alliance does not meet our expectations, our results of operations may be adversely affected.

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

Four customers accounted for 9% (a dealer account in Japan representing various customers), 7%, 6% and 5% of net sales for fiscal year 2018. Three customers accounted for 7% (a dealer account in Japan representing various customers), 7%, and 5% of net sales for fiscal year 2017. Three customers accounted for 10% (a dealer account in Japan representing various customers), 7%, and 6% of net sales for fiscal year 2016. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations, or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.

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

As a public company with common stock listed on The Nasdq Capital Market, we must comply with various laws, regulations and requirements. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules adopted by the SEC and by The Nasdaq Capital Market, may result in increased general and administrative expenses and a diversion of management's time and attention as we respond to new requirements.

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

Shares of our common stock were sold in our initial public offering ("IPO") in 1996 at a price of $1.25 per share (on a post-split basis), and our common stock has subsequently traded as high as $23.95 and as low as $0.38 from our IPO through August 31, 2018. However, an active, liquid, and orderly market for our common stock on The Nasdaq Capital Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Our Buffalo subsidiary leases approximately 12,623 square feet of space in Buffalo, New York. The initial five-year term expired in October 2018 and was renewed for a three-year option to extending it to October 2021. The new base rent is $16,147 per month.

In September 2017 DILIsym Services, Inc. signed a 3-year lease for approximately 1,900 rentable square feet of space in Research Triangle Park, North Carolina. The initial three-year term expires in October 2020. The base rent is $3,975 per month with an annual 3% adjustment. Prior to this lease DILIsym was on a month-to-month rental.

Rent expense, including common area maintenance fees for the fiscal years ended August 31, 2018, 2017 and 2016 was $567,000, $509,600, and $491,800, respectively.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $0.001 per share, trades on the Nasdaq Capital Market under the symbol “SLP.”

Price Range of Common Stock

The following table shows high and low sales prices for the Company’s common stock for each quarter during the past two fiscal years:

	High	Low
FY17:
Quarter ended November 30, 2016	$10.75	$8.10
Quarter ended February 28, 2017	$10.50	$8.81
Quarter ended May 31, 2017	$12.75	$9.70
Quarter ended August 31, 2017	$16.15	$11.50
FY18:
Quarter ended November 30, 2017	$17.45	$14.25
Quarter ended February 28, 2018	$17.05	$15.16
Quarter ended May 31, 2018	$19.95	$14.25
Quarter ended August 31, 2018	$23.95	$16.70

Holders

As of November 14, 2018, there were 40 shareholders of record.

Dividends

We paid a total of approximately $4.2 million in cash dividends during fiscal years 2018, and $3.4 million in fiscal year 2017 as set forth in the table below. We expect to pay quarterly dividends of $0.06 per share of common stock each quarter, subject to declaration by our Board of Directors. However, there can be no assurances that our Board of Directors will continue the dividend distributions for any specified number of quarters.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2017	11/10/2016	11/17/2016	17,226,478	$0.05	$861,324
	1/30/2017	2/6/2017	17,233,758	$0.05	$861,688
	5/08/2017	5/15/2017	17,240,626	$0.05	$862,031
	7/28/2017	8/4/2017	17,268,920	$0.05	$863,446
2018	11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
	1/26/2018	2/2/2018	17,317,752	$0.06	$1,039,065
	4/25/2018	5/02/2018	17,354,005	$0.06	$1,041,240
	7/26/2018	8/2/2018	17,405,775	$0.06	$1,044,347

Shareholder Return Performance Presentation

The following graph compares the cumulative total stockholder return on our common stock of a $100 investment from August 31, 2013 through August 31, 2018 assuming reinvestment of dividends, with a similar investment in the Russell 3000 index (the “Russell 3000”) and with the companies listed in the Nasdaq Composite - Total Returns (“IXIC”), and the S&P600 Health Care Equipment & Services Industry Group Index (SP600-3510). The historical information set forth below is not necessarily indicative of future performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Equity Compensation Plan Information

The following information is provided as of August 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,134,976	$9.44	923,765
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,134,976	$9.44	923,765

Repurchases

There is currently no share repurchase program pending, and the Company has made no repurchases of its securities since fiscal year 2011.

ITEM 6 – SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the fiscal years in the five-year period ended August 31, 2018. We derived the selected consolidated financial data from our audited consolidated financial statements, which should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended August 31,
Statements of operations data	2018[d]	2017[a]	2016	2015[b]*	2014[c]*
Net Revenues	$29,666,524	$24,137,913	$19,972,079	$18,314,248	$11,460,880
Cost of revenues	7,994,228	6,307,800	4,601,513	4,392,477	1,628,069
Gross margin	21,672,296	17,830,113	15,370,566	13,921,771	9,832,811

SG&A expenses	9,583,852	8,198,184	6,693,691	6,736,767	4,439,665
R&D	1,790,656	1,367,645	1,445,069	1,328,476	952,774
Total operating expenses	11,374,508	9,565,829	8,138,760	8,065,243	5,392,439

Income from operations	10,297,788	8,264,284	7,231,806	5,856,528	4,440,372

Other income (expense)	(158,846)	(24,017)	4,586	(163,599)	73,925

Income from operations before income taxes	10,138,942	8,240,267	7,236,392	5,692,929	4,514,297
Provision for income taxes	(1,204,130)	(2,452,670)	(2,286,256)	(1,849,968)	(1,487,806)
Net Income	$8,934,812	$5,787,597	$4,950,136	$3,842,961	$3,026,491

Earnings per share
Basic	$0.52	$0.34	$0.29	$0.23	$0.19
Diluted	$0.50	$0.33	$0.29	$0.23	$0.18

Weighted-average common shares outstanding
Basic	17,328,707	17,239,490	17,028,566	16,864,670	16,173,674
Diluted	17,860,392	17,515,917	17,209,506	17,032,158	16,407,751

Dividend per common share	$.24	$0.20	$0.20	$0.20	$0.19
Dividends	$4,161,740	$3,448,489	$3,413,274	$3,375,566	$3,075,585

	As of August 31, 2018
Balance sheet data at year end	2018	2017	2016	2015*	2014*

Cash and cash equivalents	9,400,701	6,215,718	8,030,284	8,551,275	8,614,929
Net working capital	12,996,901	10,625,437	10,574,712	7,708,494	10,027,035
Total assets	43,279,016	38,512,468	27,814,317	27,133,254	20,865,998
Total liabilities associated with business and intangible acquisitions	5,890,940	5,985,516	1,000,000	3,604,404	2,500,000
Total liabilities	11,356,391	12,707,581	5,081,723	7,601,052	5,430,647
Total shareholders’ equity	31,922,625	25,804,887	22,732,594	19,532,202	15,435,351

*Amount reclassified for presentation used in 2018

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

[d] In FY2018 the Company posted a $1.5 million deferred tax benefit due to the effect of new tax rates enacted under the Tax Cuts and Jobs Act of 2017.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes included in this Annual Report on Form 10-K.

Management Overview

Fiscal year 2018 highlights:

•	We released ADMET Predictor versions 8.5 and 9.0
•	We released GastroPlus version 9.6
•	We released PKPlus version 2.0
•	We released DILIsym® version 7A
•	Entered into a one-year funded research collaboration with a large European consortium to further develop and validate the mechanistic Transdermal Compartmental Absorption and Transit (TCAT™) model in GastroPlus™
•	Simulations Plus subsidiary DILIsym was awarded a Fast-Track SBIR grant to fund the development of software for predicting drug-induced kidney injury
•	We released Version 2 of its KIWI™ Pharmacometric Communication and Collaboration Platform
•	We successfully hired a new CEO with our founding CEO remaining as Chairman of the Board
•	Continued quarterly payment of dividend raising it to 6 cents per share on a quarterly basis

Fiscal Year 2018 Financial Summary:

•	Consolidated net revenues increased by $5.53 million, or 22.9%, to $29.7 million in fiscal year 2018 from $24.1 million in fiscal year 2017.
•	Consolidated gross margin increased $3.84 million or 16.0%, to $21.7 million in fiscal year 2018 from $17.8 million in fiscal year 2017.
•	Net income from operations increased $2.03 million, or 24.6%, to $10.3 million in fiscal year 2018 from $8.3 million in fiscal year 2017.
•	Net income increased by $3.15 million, or 54.4%, to $8.9 million in fiscal year 2018 from $5.8 million in fiscal year 2017.
•	Diluted earnings share increased by $0.17 or 51.4% to $0.50 in 2018 from $0.33 from 2017.

Strategy Going Forward:

•	Continue to pursue funded and unfunded collaborations in support of improving our products and services
•	Continue to seek accretive acquisitions that complement our existing offerings and expand our markets
•	Continue our aggressive marketing and sales campaign, including numerous scientific conferences and meetings
•	Continue to expand our use of social media and advertising
•	Continue to expand our sales staff, both in-house and in the field
•	Continue to recruit scientific and other resources to support our product and scientific consulting services.
•	Expand our publishing activities in scientific journals

Fiscal year 2018 was yet another record year. We believe the continued growth of our pharmaceutical software and services business is the result of steadily increasing adoption of simulation and modeling software tools across the pharmaceutical industry, the push by regulatory agencies for increased use of modeling and simulation, and the expertise we offer as consultants to assist companies involved in the research and development of new medicines. We have received a continuing series of study contracts with pharmaceutical companies ranging from several of the largest in the world to a number of medium-sized and smaller companies in the U.S., Europe, and Japan.

Our financial performance has enabled us to maintain significant cash deposits, continue our research and development activities, and invest in staffing to meet the needs of a wider customer base, as well as to distribute significant cash dividends to our shareholders.

We do not have any stock repurchase programs currently in place or pending; however, our Board of Directors may consider additional programs from time to time.

Results of Operations

FY18 COMPARED WITH FY17

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2018 (FY18) and August 31, 2017 (FY17) (because of rounding, numbers may not foot).

	Fiscal year ended
	8/31/18		8/31/17
Net revenues	$29,667	100.00%	$24,138	100.0%
Cost of revenues	7,994	26.9	6,308	26.1
Gross margin	21,672	73.1	17,830	73.9
Selling, general and administrative	9,584	32.3	8,198	34.0
Research and development	1,791	6.0	1,368	5.6
Total operating expenses	11,375	38.3	9,566	39.6
Income from operations	10,298	34.7	8,264	34.2
Other income (Exp)	(159)	(0.5))	(24)	(0.1)
Net income before taxes	10,139	34.2	8,240	34.1
(Provision) for income taxes	(1,204)	(4.1))	(2,453)	(10.1)
Net income	$8, 935	30.1%	$5,788	24.0%

Net Revenues

Consolidated net revenues increased by 22.9% or $5.53 million to $29.67 million in FY18 from $24.14 million in FY17. Our Lancaster, California division increased $1.95 million or 12.5%, to $17.6 million in FY18 from $15.6 million in FY17. $557,000 of this increase was from revenues generated by our Buffalo subsidiary (Cognigen), an increase of 7.6%. DILIsym Services, Inc. (DILIsym), recorded revenues of $4.3 million; in FY17 revenues were $1.2 million for the period of June 1, 2017 thru the end of fiscal year August 31, 2017. FY18 software license sales increased $1.03 million while consulting revenues increased by $4.49 million compared to FY17; $3.2 million of the consulting increase was revenues of DILIsym Services Inc.

Cost of Revenues

Consolidated cost of revenues increased by $1.69 million or 26.7% to $8.0 million in FY18 from $6.31 million in FY17. Labor-related cost accounted for $922,000 of this increase, a combination of increased labor count, salary increases, and bonuses at our subsidiaries based on increased earnings. Included in the increase was $505,000 of salary expense at DILIsym. Other significant increases in cost of revenues included $393,000 of increase direct contract expenses paid for testing at DILIsym. We saw a decrease of approximately $65,000 in training related expenses in FY2018.

A significant portion of cost of revenues for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to revenues. This amortization cost increased approximately $203,000 in FY18 compared with FY17. In addition, in 2018 there was an additional $238,000 of amortization expense associated with acquired technologies associated with DILIsym’s drug-induced liver injury technologies.

Cost of revenues as a percentage of revenue increased to 26.9% in FY18 from 26.1% in FY17. The majority of this percentage change is a result of the increased salary costs associated with consulting costs and the blend of software sales compared to consulting services during FY18.

Gross Margin

Consolidated gross margin increased $3.84 million or 21.5%, to $21.67 million in FY18 from $17.83 million in FY17. $1.5 million of this increase is from the California division, which showed an 82.6% gross margin. The Buffalo Division Gross margins increased $437,000 or 10.4% with margins of 58.9%. DILIsym of North Carolina showed $2.54 million, a 59.6% margin vs a 55.2% margin in FY17 which represented only one quarters worth of activities.

Overall gross margin decreased to 73.1% in FY18 from 73.9% in FY17 due to increased salary costs associated with the relatively higher revenue mix of consulting to software in FY17.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $1.39 million, or 16.9% to $9.58 million in FY18 from $8.19 million in FY17. As a percent of revenues, SG&A was 32.31% for FY18, compared to 33.96% in FY17 and 33.52% in FY16.

The major increases in SG&A expense were:

o	Commission expenses were up $175,000, mainly related to increased sales through representatives in Asia
o	Accounting and audit fees increased by $40,000 associated with costs of consolidated audits and other compliance-related expenses
o	Contract labor increased $187,000 mainly due to increase director fees
o	G&A Salaries and Wages increased by $621,000; this increase is a combination of increased salaries of $255,000 at DILIsym, annual salary increases and increased in head count.
o	Insurance Expense increased $247,000; $234,000 was health-related medical costs of which $98,000 was associated with DILIsym.
o	Payroll tax expense increased $204,000, the effect of higher salary expense of which $98,000 was DILIsym
o	401k expense increased $75,000 due to the increased staffing and full year of employees at DILIsym
o	Trade shows, and travel expense increased $125,000
o	Rent increase $57,000 due mainly to the addition of DILIsym in June 2017
o	Amortization expense increased $158,000 due to increase acquisition amortization for DILIsym intangibles

The major decreases in SG&A expense were:

o	G&A expenses categories for consulting, legal, and accounting decrease by a total of $620,000 in FY18 as in FY17 there were one-time charges associated with the acquisition of DILIsym Services.

Research and Development

We incurred approximately $3,936,000 of research and development costs during FY18. Of this amount, $2,145,000 was capitalized and $1,791,000 was expensed. We incurred approximately $2,743,000 of research and development costs during FY17. Of this amount, $1,376,000 was capitalized and $1,367,000 was expensed. The increase of $1.193,000, or 43.5%, in total research and development expenditures from FY17 to FY18 was mainly from $504,000 of costs incurred by DILIsym Services Inc.

Provision for Income Taxes

The provision for income taxes was $1.20 million for FY18 compared to $2.45 million for FY17. Our effective tax rate decreased to 11.9% in FY18 from 29.8% in FY17. This decrease is a results mainly from a second quarter 2018 assessment of deferred taxes based on the new tax rates enacted under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires that the company recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Among other things, changes in tax laws or tax rates can affect the amount of taxes payable for the current period, as well as the amount and timing of deferred tax liabilities and deferred tax assets. Based on the assessment the Company posted a one time tax benefit in the amount of $1,500,000 in the second fiscal quarter of 2018, the result of estimating future deferred liabilities at the lower tax rates under the newly enacted tax laws.

Net Income

Net income increased by $3.15 million or 54.4%, to $8.93 million in FY18 from $5.79 million in FY17. Of note, this increase includes a one-time deferred tax benefit of $1.5 million as discuss above in the note on Provision for Income Taxes, and the a full years net income for DILIsym Services, Inc.

FY17 COMPARED WITH FY16

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2017 (FY17) and August 31, 2016 (FY16) (because of rounding, numbers may not foot).

	Fiscal years ended
	8/31/17		8/31/16
Net revenues	$24,138	100.0%	$19,972	100.0%
Cost of revenues	6,308	26.1	4,602	23.0
Gross margin	17,830	73.9	15,370	77.0
Selling, general and administrative	8,198	34.0	6,694	33.5
Research and development	1,368	5.6	1,445	7.3
Total operating expenses	9,566	39.6	8,139	40.8
Income from operations	8,264	34.2	7,232	36.2
Other income	(24)	(0.1)	4	(0.0)
Net income before taxes	8,240	34.1	7,236	36.2
(Provision) for income taxes	(2,253)	(10.1)	(2,286)	(11.4)
Net income	$5,788	24.0%	$4,950	24.8%

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

SEASONALITY

Our sales exhibit some seasonal fluctuations, with the fourth fiscal quarter (June-August) generally having the lowest sales over the past three fiscal years because of summer vacations and reduced activities at our customers’ sites. In 2017, revenues in the fourth quarter revenues were higher increased due to the acquisition of DILIsym along with increased revenues at our Buffalo Division. This unaudited quarterly sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period; however, because our pharmaceutical software is licensed on an annual basis, renewals are usually within the same quarter year after year. (Numbers may not foot because of rounding)

Net Sales (in thousands of dollars)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018	$7,069	7,357	8,553	6,688	$29,667
2017	$5,418	5,706	6,748	6,265	$24,138
2016	$4,839	5,164	6,011	3,958	$19,972
2015	$4,086	4,574	5,942	3,712	$18,314
2014	$2,641	3,081	3,741	1,998	$11,461
2013	$2,290	3,118	3,095	1,568	$10,071
2012	$2,248	2,789	2,772	1,640	$9,449
2011	$2,050	2,622	2,640	1,427	$8,739
2010	$1,735	2,227	2,325	1,334	$7,621

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

Quarterly dividend payments made in FY17 and FY18 are listed in the following table.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2017	11/10/2016	11/17/2016	17,226,478	$0.05	$861,324
	1/30/2017	2/6/2017	17,233,758	$0.05	$861,688
	5/08/2017	5/15/2017	17,240,626	$0.05	$862,031
	7/28/2017	8/4/2017	17,268,920	$0.05	$863,446
2018	11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
	1/26/2018	2/2/2018	17,317,752	$0.06	$1,039,065
	4/25/2018	5/02/2018	17,354,005	$0.06	$1,041,240
	7/26/2018	8/2/2018	17,405,775	$0.06	$1,044,347

The Board of directors has indicated its intension to pay $0.06 quarterly dividends; however, there can be no assurances that our Board of Directors will continue the dividend distributions as the decision is made on a quarterly basis based on current financial conditions and strategic plans. In November 2018, our Board of Directors declared and paid a dividend distribution of $0.06 per share.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

CONTRACTUAL OBLIGATIONS

The following table provides aggregate information regarding our contractual obligations as of August 31, 2018. (in thousands)

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years

Operating lease obligations	$1,465	$554	$911	$–	$–
Contracts Payable	5,890	2,556	3,334	–	–

Total	$7,355	$3,110	$4,245	$–	$–

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years. Amortization of software development costs amounted to $1,300,434, $1,096,967 and $981,066 for FY18, FY17 and FY16, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2018, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of August 31, 2018, the balance of goodwill was attributed to two of the Company's reporting units Cognigen and DILIsym. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during FY18, FY17 and FY16.

Reconciliation of Goodwill for FY18, FY17 and FY16:

	Cognigen	DILIsym	Total
Balance, August 31, 2015	4,789,248	–	4,789,248
Addition	–	–	–
Impairments	–	–	–
Balance, August 31, 2016	4,789,248	–	4,789,248
Addition	–	5,597,950	5,597,950
Impairments	–	–	–
Balance, August 31, 2017	4,789,248	5,597,950	10,387,198
Addition	–	–	–
Impairments	–	–	–
Balance, August 31, 2018	$4,789,248	$5,597,950	$10,387,198

Other Intangible Assets

The following table summarizes other intangible assets as of August 31, 2018:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$550,000	$550,000
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	40,000	10,000
Covenants not to compete-DILIsym	Straight line 4 years	80,000	25,000	55,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 8 years	1,900,000	237,500	1,662,500
		$4,490,000	$852,500	$3,637,500

Amortization expense for FY18, FY17, and FY16 was $357,500, $200,000, and $147,500, respectively.

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

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $562,079, $585,018 and $347,077 for the fiscal years ended August 31, 2018, 2017 and 2016, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 2018, and August 31, 2017, we had cash and cash equivalents of $9.40 million and $6.22 million, respectively. We do not hold any investments that are exposed to market risk related to changes in interest rates, which could adversely affect the value of our assets and liabilities, and we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the years ended August 31, 2018, 2017, and 2016 we sold $3.57 million, $2.75 million and $2.49 million, respectively, of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables is subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management assessed our internal control over financial reporting as of August 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

EXHIBIT NUMBER	DESCRIPTION
2.1 (4)^	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto.
3.1 (2)	Articles of Incorporation of the Company.
3.2 (2)	Amended and Restated Bylaws of the Company.
4.1 (1)	Form of Common Stock Certificate.
4.2 (1)	Share Exchange Agreement.
10.1 (1) (†)	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto.
10.2 (3) (†)	The Company’s 2007 Stock Option Plan, as amended.
10.3 (10)	Second Amendment to Lease by and between the Company and Crest Development LLC, dated as of May 1, 2016.
10.4 (5) (†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 8, 2016.
10.5 (6)	Form of Indemnification Agreement.
10.6 (8)	2017 Equity Incentive Plan.
10.7 (7)	Stock Purchase Agreement by and among Simulation Plus, Inc., DILIsym Services, Inc., The Shareholders’ Representative and The Shareholders of DILIsym Services, Inc., dated as of May 1, 2017.
10.8 (9)(†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of September 1, 2017.
10.9 (9) (†)	Employment Agreement by and between the Company and John DiBella, dated as of September 1, 2017.
10.10 (9) (†)	Employment Agreement by and between the Company and Thaddeus H Grasela Jr., dated as of September 2, 2017.
10.11 (11) (†)	Employment Agreement by and between the Company and Shawn O’Connor dated June 26, 2018
21.1 *	List of Subsidiaries.
23.1 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Section 302 – Certification of the Principal Executive Officer.
31.2 *	Section 302 – Certification of the Principal Financial Officer.
32.1 *	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

44

 __________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(3)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed April 9, 2014.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 11, 2016.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 10, 2016.
(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2017.
(8)	Incorporated by reference to Appendix A to the Company’s Schedule 14A filed December 29. 2016.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed September 6, 2017.
(10)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2016.
(11)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2018.

(c)       Financial Statement Schedule.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2018

SIMULATIONS PLUS, INC.

By:	/s/ John R. Kneisel
John R. Kneisel Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Shawn O’Connor	Chief Executive Officer (Principal executive officer)
Shawn O’Connor
November 14, 2018

/s/ Walter S. Woltosz	Chairman of the Board of Directors
Walter S. Woltosz
November 14, 2018

/s/ Dr. Thaddeus H. Grasela	Director
Thaddeus H. Grasela
November 14, 2018

/s/ Dr. Daniel Weiner	Director
Dr. Daniel Weiner
November 14, 2018

/s/ Dr. David L. Ralph	Director
Dr. David L. Ralph
November 14, 2018

/s/ Dr. John K. Paglia	Director
John K. Paglia
November 14, 2018

/s/ John R. Kneisel	Chief Financial Officer of the Company (Principal financial
John R. Kneisel	officer and principal accounting officer)
November 14, 2018

SIMULATIONS PLUS, INC. & SUBSIDIARY

CONTENTS

August 31, 2018, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Simulations Plus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simulations Plus, Inc. and subsidiaries (the Company) as of August 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 14, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2004.

Encino, California

November 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Simulations Plus, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Simulations Plus, Inc. and subsidiaries (the Company’s) internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet and the related statements of operations, stockholders’ equity, and cash flows of the Company, and our report dated November 14, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

November 14, 2018

SIMULATIONS PLUS, INC.

CONSOLIDATED BALANCE SHEETS

As of August 31

ASSETS
	2018	2017
Current assets
Cash and cash equivalents	9,400,701	$6,215,718
Accounts receivable, net of allowance for doubtful accounts of $0	5,514,528	4,048,725
Revenues in excess of billings	1,985,596	1,481,082
Prepaid income taxes	312,593	462,443
Prepaid expenses and other current assets	610,439	459,902
Total current assets	17,823,857	12,667,870
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $11,095,903 and $9,795,469	5,152,594	4,307,600
Property and equipment, net (note 4)	335,224	291,135
Intellectual property, net of accumulated amortization of $3,019,584 and $2,095,417	5,905,416	6,829,583
Other intangible assets net of accumulated amortization of $852,500 and $495,000	3,637,500	3,995,000
Goodwill	10,387,198	10,387,198
Other assets	37,227	34,082
Total assets	$43,279,016	$38,512,468

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	351,605	$240,892
Accrued payroll and other expenses	1,152,176	983,293
Current portion - Contracts payable (note 5)	2,556,644	247,328
Billings in excess of revenues	384,603	216,958
Deferred revenue	381,928	353,962
Total current liabilities	4,826,956	2,042,433

Long-term liabilities
Deferred income taxes, net	3,195,139	4,926,960
Payments due under Contracts payable (note 5)	3,334,296	5,738,188
Total liabilities	11,356,391	12,707,581

Commitments and contingencies (note 6)

Shareholders' equity (note 7)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 17,416,445 and 17,277,604 shares issued and outstanding	7,417	7,278
Additional paid-in capital	13,453,668	12,109,141
Retained earnings	18,461,540	13,688,468
Total shareholders' equity	31,922,625	$25,804,887
Diff in Bal sheet	$–	–
Total liabilities and shareholders' equity	$43,279,016	$38,512,468

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended August 31,

	2018	2017	2016

Revenues	$29,666,524	$24,137,913	$19,972,079
Cost of revenues	7,994,228	6,307,800	4,601,513
Gross margin	21,672,296	17,830,113	15,370,566
Operating expenses
Selling, general, and administrative	9,583,852	8,198,184	6,693,691
Research and development	1,790,656	1,367,645	1,445,069
Total operating expenses	11,374,508	9,565,829	8,138,760

Income from operations	10,297,788	8,264,284	7,231,806

Other income (expense)
Interest income	27,122	15,857	18,014
Interest expense	(153,034)	(38,188)	–
Loss on currency exchange	(32,934)	(1,686)	(13,428)
Total other income (expense)	(158,846)	(24,017)	4,586

Income before provision for income taxes	10,138,942	8,240,267	7,236,392
Provision for income taxes	(1,204,130)	(2,452,670)	(2,286,256)
Net Income	$8,934,812	$5,787,597	$4,950,136

Earnings per share
Basic	$0.52	$0.34	$0.29
Diluted	$0.50	$0.33	$0.29

Weighted-average common shares outstanding
Basic	17,328,707	17,239,490	17,028,566
Diluted	17,860,392	17,515,917	17,209,506

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended August 31, 2018, 2017 and 2016

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, August 31, 2015	16,943,001	$5,414	$9,714,290	$9,812,498	$19,532,202

Exercise of stock options	112,463	113	181,936		182,049

Stock-based Compensation			347,077		347,077

Issuance of stock-Cognigen Acquisition	170,014	1,700	1,132,704		1,134,404

Declaration of Dividend				(3,413,274)	(3,413,274)

Net income				4,950,136	4,950,136

Balance, August 31, 2016	17,225,478	7,227	11,376,007	11,349,360	22,732,594

Exercise of stock options	49,642	49.00	111,355		111,404

Stock-based Compensation			585,018		585,018

Shares issued to Directors for services	2,484	2.00	36,761		36,763

Declaration of Dividend				(3,448,489)	(3,448,489)

Net income				5,787,597	5,787,597

Balance, August 31, 2017	17,277,604	7,278	12,109,141	13,688,468	25,804,887

Exercise of stock options	130,006	131	635,452		635,583

Stock-based Compensation			562,078		562,078

Shares issued to Directors for services	8,835	8	146,997		147,005

Declaration of Dividend				(4,161,740)	(4,161,740)

Net income				8,934,812	8,934,812

Balance, August 31, 2018	17,416,445	$7,417	$13,453,668	$18,461,540	$31,922,625

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities
Net income	$8,934,812	$5,787,597	$4,950,136
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,721,304	2,135,078	1,932,316
Change in value of contingent consideration	152,752	38,188	–
Stock-based compensation	709,083	621,781	347,077
Deferred income taxes	(1,731,821)	(178,374)	(23,241)
(Increase) decrease in
Accounts receivable	(1,465,803)	(876,231)	(1,415,810)
Revenues in excess of billings	(504,514)	(634,409)	100,994
Prepaid income taxes	149,850	93,043	(555,486)
Prepaid expenses and other assets	(153,682)	40,528	(29,093)
Increase (decrease) in
Accounts payable	110,713	99,337	(101,296)
Accrued payroll and other expenses	168,883	283,831	52,030
Billings in excess of revenues	167,645	(118,061)	123,566
Accrued income taxes	0	(153,713)	(43,602)
Other liabilities	–	(8,274)	(19,859)
Deferred revenue	27,966	(252,582)	97,477
Net cash provided by operating activities	9,287,188	6,877,739	5,415,209

Cash flows used in investing activities
Purchases of property and equipment	(183,291)	(175,961)	(39,121)
Cash used to acquire subsidiaries	–	(4,515,982)	(720,000)
Cash received in acquisition	–	1,720,434	–
Capitalized computer software development costs	(2,145,429)	(1,383,711)	(1,195,854)
Net cash used in investing activities	(2,328,720)	(4,355,220)	(1,954,975)

Cash flows used in financing activities
Payment of dividends	(4,161,740)	(3,448,489)	(3,413,274)
Payments on Contracts Payable	(247,328)	(1,000,000)	(750,000)
Proceeds from the exercise of stock options	635,583	111,404	182,049
Net cash used in financing activities	(3,773,485)	(4,337,085)	(3,981,225)

Net increase (decrease) in cash and cash equivalents	3,184,983	(1,814,566)	(520,991)
Cash and cash equivalents, beginning of year	6,215,718	8,030,284	8,551,275
Cash and cash equivalents, end of period	$9,400,701	$6,215,718	$8,030,284

Supplemental disclosures of cash flow information
Income taxes paid	$2,712,988	$2,687,921	$2,908,587

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Cognigen Corporation	$–	$–	$1,134,404
Creation of contract liabilities for acquisition of subsidiaries	$–	$5,738,188	$–

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND LINES OF BUSINESS

Organization

Simulations Plus, Inc. (“Simulations Plus”, “Lancaster”) was incorporated on July 17, 1996. In September 2014, Simulations Plus acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”, “Buffalo”) and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. Simulations Plus, Inc. In June 2017, Simulations Plus acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary (collectively, “Company”, “we”, “us”, “our”).

Lines of Business

The Company designs and develops pharmaceutical simulation software to promote cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students, and it provides consulting services to the pharmaceutical and chemical industries. Recently, the Company has begun to explore developing software applications outside of the pharmaceutical industry.

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years. Amortization of software development costs amounted to $1,300,434, $1,096,967, and $981,066 for the years ended August 31, 2018, 2017, and 2016, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2018, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of August 31, 2018, the entire balance of goodwill was attributed to two of the Company's reporting units, Cognigen Corporation and DILIsym Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during the periods ended August 31, 2018, 2017 and 2016.

Reconciliation of Goodwill for the period ended August 31, 2018:

	Cognigen	DILIsym	Total
Balance, August 31, 2015	$4,789,248	$–	$4,789,248
Addition	–	–	–
Impairments	–	–	–
Balance, August 31, 2016	4,789,248	–	4,789,248
Addition	–	5,597,950	5,597,950
Impairments	–	–	–
Balance, August 31, 2017	4,789,248	5,597,950	10,387,198
Addition	–	–	–
Impairments	–	–	–
Balance, August 31, 2018	$4,789,248	$5,597,950	$10,387,198

Other Intangible Assets

The following table summarizes other intangible assets as of August 31, 2018:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$550,000	$550,000
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	40,000	10,000
Covenants not to compete-DILIsym	Straight line 4 years	80,000	25,000	55,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 8 years	1,900,000	237,500	1,662,500
		$4,490,000	$852,500	$3,637,500

Amortization expense for the year ended August 31, 2018, 2017 and 2016 was $357,500, $200,000, and $147,500.

Future amortization for the next five years is as follows:

Year ending August 31,	Amount
2019	$405,000
2020	395,000
2021	390,000
2022	375,000
2023	$237,500

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

The following table summarizes fair value measurements at August 31, 2018 and August 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

August 31, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,400,701	$–	$–	$9,400,701
Acquisition-related contingent consideration obligations	$–	$–	$4,890,940	$4,890,940

August 31, 2017:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,215,718	$–	$–	$6,215,718
Acquisition-related contingent consideration obligations	$–	$–	$4,738,188	$4,738,188

As of August 31, 2018 and 2017, the Company has a liability for contingent consideration related to its acquisition of the DILIsym Services, Inc. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value.

Value at August 31, 2017	$4,738,188
Purchase price contingent consideration	–
Contingent consideration payments	–
Change in value of contingent consideration	152,752
Value at August 31, 2018	$4,890,940

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2018, 2017 and 2016 were approximately $67,848, $58,445 and $131,783, respectively.

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the fiscal years ended August 31, 2018, 2017 and 2016 was $7,500. Accumulated amortization as of August 31, 2018 and 2017 was $48,750 and $41,250, respectively.

On May 15, 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization for the year ended August 31, 2018, 2017 and 2016 was $600,000. Accumulated amortization as of August 31, 2018 and 2017 was $2,575,000 and $1,975,000 , respectively. (See Note 5).

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with the drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the fiscal years ended August 31, 2018 and 2017 was $316,667 and $79,176, respectively, and is included in cost of revenues. Total accumulated amortization as of August 31, 2018 and 2017 was $395,833 and $79,176, respectively.

Total amortization expense for intellectual property agreements for the years ended August 31, 2018, 2017 and 2016 was $924,167, $686,667, and $607,500. Accumulated amortization as of August 31, 2018 and 2017 was $3,019,583 and $2,095,417 , respectively.

Future amortization for the next five years is as follows:

Years ending August 31,	TSRL	Enslein	DILI-Acquired Developed Technologies	Total
2019	$600,000	$7,500	$316,667	$924,167
2020	$600,000	$7,500	$316,667	$924,167
2021	$600,000	$7,500	$316,667	$924,167
2022	$600,000	$3,750	$316,667	$920,417
2023	$600,000	–	$316,667	$916,667

Earnings per Share

The Company reports earnings per share in accordance with FASB ACS 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Numerator
Net income attributable to common shareholders	$8,934,812	$5,787,897	$4,950,136

Denominator
Weighted-average number of common shares outstanding during the year	17,328,707	17,239,490	17,028,566
Dilutive effect of stock options	531,685	276,427	180,940

Common stock and common stock equivalents used for diluted earnings per share	17,860,392	17,515,917	17,209,506

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $562,078, $585,018and $347,077 for the fiscal years ended August 31, 2018, 2017 and 2016, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the years ended August 31, 2018, 2017 and 2016.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current generally accepted accounting principles in the U.S. (GAAP) and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for years beginning after December 15, 2016. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

NOTE 3 – CONTRACTS IN PROGRESS

Cost, estimated earnings, and billings on uncompleted contracts are summarized as follows as of August 31, 2018 and 2017:

	2018	2017
Revenues earned to date on uncompleted contracts	$11,794,764	$7,162,360
Billings to date on uncompleted contracts	(10,193,771)	(5,898,236)
	$1,600,993	$1,264,124

Contracts in progress are included in the accompanying balance sheets under the following captions:

	2018	2017
Revenues in excess of billings	$1,985,597	$1,481,082
Billings in excess of revenues	(384,604)	(216,958)
	$1,600,993	$1,264,124

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2018 and 2017 consisted of the following:

	2018	2017
Equipment	$741,984	$618,915
Computer equipment	285,834	239,105
Furniture and fixtures	148,544	141,615
Leasehold improvements	110,162	103,599
	1,286,524	1,103,235
Less accumulated depreciation and amortization	951,300	812,100
Total	$335,224	$291,135

Depreciation expense was $139,202, $151,444, and $196,250 for the years ended August 31, 2018, 2017, and 2016, respectively.

NOTE 5: CONTRACTS PAYABLE

TSRL

Pursuant to the termination and non-assertion agreement with TSRL (See note 2), the Company paid TSRL $2,500,000 over a three-year period. The final payment of $1,000,000 was made in April 2017.

Cognigen Acquisition Liability-Related Party

On September 2, 2014, the Company acquired Cognigen Corporation (See note 13). As part of the consideration the Company agreed that within three business days following the two year anniversary of July 23, 2014 (the date of the Merger Agreement) and subject to any offsets, the Company will pay the former shareholders of Cognigen a total of $1,854,404, comprised of $720,000 of cash and the issuance of 170,014 shares of stock. The former shareholders of Cognigen are currently employed by the consolidated Company, one of whom served as the President of Simulations Plus, Inc. and Cognigen through the end of FY18. In July 2016 the final payment was made and the shares were issued.

DILIsym Acquisition Liabilities:

On June 1, 2017, the Company acquired DILIsym Services, Inc. The agreement provided for a working capital adjustment, an eighteen-month $1,000,000 holdback provision against certain representations and warrantees, and an Earn-out agreement of up to an additional $5,000,000 in Earn-out payments based on earnings over the next three years. The Earn-out liability has been recorded at an estimated fair value. Payments under the Earn-out liability will be due starting in FY 2018. In September 2018, $1,556,644 was paid out under the first earn-out payment, it is estimated that approximately $2,000,000 will be paid in FY 2020, and the remainder of the $5,000,000 Earn-out will be paid in FY 2021.

As of August 31, 2018 and 2017 the following liabilities have been recorded:

	2018	2017
Working Capital Liability	$–	$247,328
Holdback Liability	1,000,000	1,000,000
Earn-out Liability	4,890,940	4,738,188
Sub Total	$5,890,940	$5,985,516
Less: Current Portion	2,556,644	247,328
Long-Term	$3,334,296	$5,738,188

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

Our Buffalo subsidiary leases approximately 12,623 square feet of space in Buffalo, New York. The initial five-year term expired in October 2018, and was renewed for a three year option to extending it to October 2021. The new base rent is $16,147 per month.

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

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2018 were as follows:

Years Ending August 31,
2019	$554,000
2020	558,000
2021	321,000
2022	32,000
$1,465,000

Employment Agreements

In the normal course of business the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company has a royalty agreement with Dassault Systèmes Americas Corp. for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. Under this agreement for the year ended August 31, 2018, 2017 and 2016 we incurred royalty expense of $175,740, $139,551and $119,620 , respectively.

Litigation

We are not a party to any legal proceedings and are not aware of any pending legal proceedings of any kind.

NOTE 7 - SHAREHOLDERS' EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal year 2018, 2017 and 2016. The details of dividend paid are in the following tables:

FY2016

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/09/2015	11/16/2015	16,996,001	$0.05	$849,800
1/29/2016	2/05/2016	17,018,001	0.05	850,900
5/02/2016	5/09/2016	17,029,501	0.05	851,475
8/11/2016	8/18/2016	17,221,978	$0.05	861,099
Total				$3,413,274

FY2017

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/10/2016	11/17/2016	17,226,478	$0.05	$861,324
1/30/2017	2/06/2017	17,233,758	0.05	861,688
5/08/2017	5/15/2017	17,240,626	0.05	862,031
7/28/2017	8/04/2017	17,268,920	$0.05	863,446
Total				$3,448,489

FY2018

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
1/26/2018	2/2/2018	17,317,752	0.06	1,039,065
4/25/2018	5/2/2018	17,354,005	0.06	1,041,240
7/26/2018	8/2/2018	17,405,775	$0.06	1,044,347
Total				$4,161,740

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

As of August 31, 2018, employees and directors hold stock options to purchase 1,134,976 shares of common stock at exercise prices ranging from $1.00 to $23.75 per share.

The following table summarizes information about stock options:

Transactions in FY16	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2015	670,350	$5.05	6.57
Granted	427,100	9.67
Exercised	(112,463)	1.67
Canceled/Forfeited	(27,487)	7.66
Expired	(10,000)	1.13
Outstanding, August 31, 2016	947,500	$7.50	7.73
Vested and Exercisable, August 31, 2016	279,880	$4.96	5.40
Vested and Expected to Vest, August 31, 2016	862,529	$7.37	7.61

Transactions in FY17	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2016	947,500	$7.50	7.73
Granted	434,916	10.18
Exercised	(49,642)	3.56
Cancelled/Forfeited	(83,648)	8.68
Outstanding, August 31, 2017	1,249,126	$8.51	7.74
Exercisable, August 31, 2017	401,485	$6.45	5.59
Vested and Expected to Vest, August 31, 2017	1,144,405	$8.41	7.63

Transactions in FY18	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2017	1,249,126	$8.51	7.74
Granted	52,000	22.36
Exercised	(130,006)	5.97
Canceled/Forfeited	(30,144)	9.10
Expired	(6,000)	5.06
Outstanding, August 31, 2018	1,134,976	$9.44	7.31
Vested and Exercisable, August 31, 2018	483,696	$7.79	6.48
Vested and Expected to Vest, August 31, 2018	1,069,807	$9.35	7.26

Intrinsic Value of options outstanding and options exercisable

	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
FY16	$1,500,659	$1,025,718	$853,423
FY17	$7,479,068	$3,232,356	$479,713
FY18	$13,064,884	$6,315,086	$1,495,313

The weighted-average remaining contractual life of options outstanding issued under the 2007 and 2017 Plan was 7.31 years at August 31, 2018. The exercise prices for the options outstanding at August 31, 2018 ranged from $1.00 to $23.75 per share, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$4.00	36,000	0.6 years	$1.00	36,000	.6 years	$1.00
$4.01	$8.00	286,020	6.0 years	$6.80	223,030	6.0 years	$6.78
$8.01	$12.00	748,040	8.0 years	$9.87	220,500	7.8 years	$9.80
$12.01	$16.00	12,916	9.0 years	$14.44	4,166	9.0 years	$14.46
$16.01	$20.00	12,000	4.2 years	$17.71	0		$0.00
$20.01	$23.75	40,000	9.8 years	$23.75	0		$0.00
		1,134,976	7.31 years	$9.44	483,696	6.48 years	$7.79

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

The components of the income tax provision for fiscal year 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Current
Federal	$2,370,955	$2,385,660	$2,118,229
State	460,619	217,281	171,840
Foreign	104,377	28,103	19,428
	2,935,951	2,631,044	2,309,497
Deferred
Federal	(1,698,201)	(612,629)	22,936
State	(33,620)	434,255	(46,177)
	(1,731,821)	(178,374)	(23,241)

Total	$1,204,130	$2,452,670	$2,286,256

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for fiscal year 2018, 2017 and 2016:

	2018	2017	2016
Income tax computed at federal statutory tax rate	25.4%	34.0%	34.0%
State taxes, net of federal benefit	4.0	3.5	3.4
Meals & Entertainment	0.0	0.0	0.1
Stock Based Compensation	0.5	0.0	1.3
Other permanent differences	1.2	(0.5)	(0.6)
Research and development credit	(2.6)	(3.6)	(2.7)
Domestic Production Activities	(1.8)	(2.3)	(3.6)
Change in deferred income taxes due to statutory rate changes	-14.8	–	–
Change in prior year estimated taxes	(0.0)	(1.3)	(0.3)
Total	11.9%	29.8%	31.6%

Significant components of the Company's deferred tax assets and liabilities for income taxes for the fiscal years ended August 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets
Accrued payroll and other expenses	$187,220	$254,897
Deferred revenue	34,955	62,617
Capitalized merger costs	365,801	540,312
Intellectual property	11,066	18,775
State taxes	96,730	91,513
State Tax Deferred	174,800	293,879
Total deferred tax assets	870,572	1,261,993
Less: Valuation allowance	–	–
	870,572	1,261,993
Deferred tax liabilities
Property and equipment	(57,636)	(95,071)
State Tax Deferred	(10,701)	(16,763)
Intellectual Property	(2,593,292)	(4,343,311)
Capitalized computer software development costs	(1,404,082)	(1,733,808)
Total deferred tax liabilities	(4,065,711)	(6,188,953)

Net deferred tax liabilities	$(3,195,139)	$(4,926,960)

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $ -0- and $-0- for fiscal year 2018, 2017, and 2016, respectively. We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal year 2013 and 2015 thru 2017 are open for audit, and our state tax returns for fiscal year 2012 through 2017 remain open for audit. In addition, our California tax return for the fiscal year 2007 and fiscal year 2008 remains open with regard to R&D tax credits as a result of a previous audit for which we received a letter from the California Franchise Tax Board stating that an audit will not be conducted for those years at this time; however it may be subject to future audit. In 2015 the Company was informed that the IRS was auditing the Company’s tax return for 2014. This audit was completed during FY2016; there were no changes as a result of the audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

NOTE 9 – CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California, with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At August 31, 2018 the Company had cash and cash equivalents exceeding insured limits by $8,453,000.

Revenue concentration shows that international sales accounted for 39%, 38% and 38% of net sales for fiscal years 2018, 2017 and 2016, respectively. Four customers accounted for 9% (a dealer account in Japan representing various customers), 7%, 6% and 5% of net sales for fiscal year 2018. Three customers accounted for 7% (a dealer account in Japan representing various customers), 7% and 5% of net sales for fiscal year 2017. Three customers accounted for 10% (a dealer account in Japan representing various customers), 7% and 6% of net sales for fiscal year 2016.

FY18 accounts receivable concentrations show that one customer comprised 17% (a dealer account in Japan representing various customers), of accounts receivable as of August 31, 2018. FY17 accounts receivable concentrations show that one customer comprised 10% (a dealer account in Japan representing various customers), of accounts receivable as of August 31, 2017.

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

NOTE 10 – SEGMENT AND Geographic Reporting

We account for segments and geographic revenues in accordance with guidance issued by the FASB. Our reportable segments are strategic business units that offer different products and services.

Results for each segment and consolidated results are as follows years ended August 31, 2018, 2017 and 2016 (in thousands, because of rounding, numbers may not foot):

Year ended August 31, 2018
	Simulations Plus, Inc.	Cognigen Corporation	DILIsym	Eliminations	Total
Net Revenues	$17,553	$7,857	$4,257	0	$29,667
Income from operations before income taxes	$7,533	$1,902	$863	0	$10,298
Total assets	$38,000	$8,733	$14,248	$(17,702)	$43,279
Goodwill	$0	$4,789	$5,598		$10,387
Capital expenditures	$65	$100	$18		$183
Capitalized software costs	$1,365	$625	$155		$2,145
Depreciation and Amortization	$1,748	$401	$572		$2,721

Year ended August 31, 2017
	Simulations Plus, Inc.	Cognigen Corporation	DILIsym	Eliminations	Total
Net Revenues	$15,600	$7,300	$1,238	0	$24,138
Income from operations before income taxes	$6,194	$1,750	$320	0	$8,264
Total assets	$33,056	$9,363	$13,794	$(17,702)	$38,512
Goodwill	$0	$4,789	$5,598		$10,387
Capital expenditures	$48	$96	$1,384		$1,528
Capitalized software costs	$1,133	$219	$24		$1,376
Depreciation and Amortization	$1618	$374	$135		$2,127

Year ended August 31, 2016
	Simulations Plus, Inc.	Cognigen Corporation	Eliminations	Total
Net Revenues	$14,417	5,554		$19,972
Income from operations before income taxes	$6,330	$901		$7,231
Total assets	$26,306	$8,975	$(7,238)	$28,043
Goodwill	$0	$4,789		$4,789
Capital expenditures	$6	$32		$38
Capitalized software costs	$1,017	$178		$1,195
Depreciation and Amortization	$1,556	$375		$1,931

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the years ended August 31, 2018, 2017 and 2016 were as follows (in thousands, because of rounding, numbers may not foot):

Year ended August 31, 2018

	North America	Europe	Asia	South America	Total

Simulations Plus, Inc.	$7,826	$4,964	$4,733	$30	$17,553
Cognigen Corporation	7,857	–	–	–	7,857
DILIsym Services, Inc*	3,163	312	782		4,257
Total	$18,846	$5,276	$5,515	$30	$29,667

Year ended August 31, 2017

	North America	Europe	Asia	South America	Total

Simulations Plus, Inc.	$7,846	$3,826	$3,926	$1	$15,600
Cognigen Corporation	7,300	–	–	–	7,300
DILIsym Services, Inc*	851	151	236		1,238
Total	$15,997	$3,977	$4,162	$1	$24,138

*DILIsym was acquired on June 1, 2017.

Year ended August 31, 2016

	North America	Europe	Asia	South America	Total

Simulations Plus, Inc.	$6,830	$4,022	$3,564	$2	$14,418
Cognigen Corporation	5,554	–	–	–	5,554
Total	$12,384	$4,022	$3,564	$2	$19,972

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

On June 1, 2017 the Company acquired DILIsym Service, Inc. As part of that agreement the Company paid $1,704,000 to former shareholders of DILIsym Services, Inc. who are currently employees of the Consolidated Company. In addition, as part of the acquisition agreement the Company owes approximately $2,260,000 of acquisition liabilities at August 31, 2018 to the former shareholders who are still employees of the Consolidated Company. One of the former shareholders of DILIsym is currently a director of Simulations Plus, under the agreement he received approximately, $29,000 and could receive up to approximately $30,000 in future earn-out payments. In September 2018, subsequent to year end under terms of the agreement the Company made payments in the amount of approximately $587,000 and $10,000, respectively to the employees and the current director.

NOTE 12 - EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the total employee compensation. We can also elect to make a profit-sharing contribution. We contributed $326,762, $251,899 and $219,756 for fiscal year 2018, 2017 and 2016, respectively.

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

On June 1, 2017, the Company paid the former shareholders of DILIsym a total of $4,515,982, which included a $4,000,000 initial payment and a preliminary working capital payment of $515,982. An additional working capital adjustments of $247,328 was due under the agreement and was paid subsequent in FY 2018.

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

	(Actual)	(Pro forma)*	(Pro forma)
	2018	2017	2016
Net Sales	$29,667	$27,184	$22,847
Net Income	$8,935	$6,325	$5,423

*Includes 3 months actual results for the period of June 1, 2017 to August 31, 2017

NOTE 14. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited quarterly financial data for each full quarterly period of the years ended August 31, 2018 and 2017:

(in 1,000’s except for per share data)

	First	Second	Third	Fourth*
Year ended August 31, 2018	Quarter	Quarter	Quarter	Quarter
Revenues	$7,069	$7,357	$8,553	$6,688
Gross Profit	$5,333	$5,241	$6,530	$4,568
Net Income	$1,716	$3,475	$2,406	$1,338
Earnings per share, Basic	$0.10	$0.20	$0.14	$0.08
Earnings per share, Diluted	$0.10	$0.19	$0.13	$0.07

	First	Second	Third	Fourth
Year ended August 31, 2017	Quarter	Quarter	Quarter	Quarter
Revenues	$5,418	$5,705	$6,749	$6,266
Gross Profit	$4,082	$4,151	$5,304	$4,293
Net Income	$1,362	$1,196	$2,080	$1,151
Earnings per share, Basic	$0.08	$0.07	$0.12	$0.07
Earnings per share, Diluted	$0.08	$0.07	$0.12	$0.06

*On June 1, 2017 the Company acquired DILIsym Services Inc., fourth quarter revenues include their results of operations and certain expenses of acquisition.

NOTE 15 - SUBSEQUENT EVENTS

Dividend Declared

On October 22, 2018, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend will be distributed on Monday, November 8, 2018, for shareholders of record as of Monday, November 1, 2018.

