Form 10-Q
period 2018-11-30
SIMULATIONS PLUS INC
filed 2019-01-09
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended November 30, 2018

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

42505 10th Street West

Lancaster, CA 93534-7059

(Address of principal executive offices including zip code)

(661) 723-7723

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 9, 2019 was 17,459,770; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended November 30, 2018

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30,	August 31,
	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$9,352,238	$9,400,701
Accounts receivable, net of allowance for doubtful accounts of $0	5,287,126	5,514,528
Revenues in excess of billings	2,259,610	1,985,596
Prepaid income taxes	–	312,593
Prepaid expenses and other current assets	502,063	610,439
Total current assets	17,401,037	17,823,857
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $11,363,375 and $11,095,903	4,549,084	5,152,594
Property and equipment, net (note 4)	302,431	335,224
Intellectual property, net of accumulated amortization of $3,251,876 and $3,019,584	5,723,124	5,905,416
Other intangible assets net of accumulated amortization of $941,875 and $852,500	3,548,125	3,637,500
Goodwill	10,387,198	10,387,198
Other assets	37,227	37,227
Total assets	$41,948,226	$43,279,016

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$218,151	$351,605
Accrued payroll and other expenses	1,218,068	1,152,176
Income taxes payable	168,220	–
Current portion - Contracts payable (note 5)	2,750,000	2,556,644
Billings in excess of revenues	271,937	384,603
Deferred revenue	453,984	381,928
Total current liabilities	5,080,360	4,826,956

Long-term liabilities
Deferred income taxes, net	2,922,457	3,195,139
Payments due under Contracts payable (note 5)	1,622,484	3,334,296
Total liabilities	9,625,301	11,356,391

Commitments and contingencies (note 6)

Shareholders' equity (note 7)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 17,459,770 and 17,416,445 shares issued and outstanding	7,461	7,417
Additional paid-in capital	14,055,994	13,453,668
Retained earnings	18,259,470	18,461,540
Total shareholders' equity	32,322,925	$31,922,625
	$(0)	–
Total liabilities and shareholders' equity	$41,948,226	$43,279,016

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended November 30,

	Unaudited
	2018	2017

Revenues	$7,535,903	$7,068,782
Cost of revenues	2,200,371	1,735,608
Gross margin	5,335,532	5,333,174
Operating expenses
Selling, general, and administrative	2,719,151	2,408,514
Research and development	529,636	360,817
Total operating expenses	3,248,787	2,769,331

Income from operations	2,086,745	2,563,843

Other income (expense)
Interest income	3,672	4,310
Interest expense	(38,188)	(38,470)
Gain (loss) from sale of assets	–	–
Loss on currency exchange	(30,611)	(12,679)
Total other income (expense)	(65,127)	(46,839)

Income before provision for income taxes	2,021,618	2,517,004
Provision for income taxes	(485,671)	(800,999)
Net Income	$1,535,947	$1,716,005

Earnings per share
Basic	$0.09	$0.10
Diluted	$0.09	$0.10

Weighted-average common shares outstanding
Basic	17,421,838	17,282,132
Diluted	17,997,735	17,859,683

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended November 30,

	(Unaudited)
	2018	2017
Cash flows from operating activities
Net income	$1,535,947	$1,716,005
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	694,789	638,504
Change in value of contingent consideration	38,188	38,188
Stock-based compensation	244,935	166,994
Deferred income taxes	(41,701)	(135,500)
(Increase) decrease in
Accounts receivable	227,402	(1,182,099)
Revenues in excess of billings	(274,014)	119,840
Prepaid income taxes	312,593	462,443
Prepaid expenses and other assets	108,376	108,049
Increase (decrease) in
Accounts payable	(133,471)	(99,077)
Accrued payroll and other expenses	65,892	101,772
Billings in excess of revenues	(112,666)	385,275
Accrued income taxes	168,220	404,600
Deferred revenue	(222,769)	(83,712)
Net cash provided by operating activities	2,611,721	2,641,282

Cash flows used in investing activities
Purchases of property and equipment	(1,255)	(47,276)
Purchases of intellectual property	(50,000)	–
Capitalized computer software development costs	(364,664)	(507,090)
Net cash used in investing activities	(415,919)	(554,366)

Cash flows used in financing activities
Payment of dividends	(1,045,073)	(1,037,088)
Payments on Contracts Payable	(1,556,644)	(247,328)
Proceeds from the exercise of stock options	357,452	27,537
Net cash used in financing activities	(2,244,265)	(1,256,879)

Net increase (decrease) in cash and cash equivalents	(48,463)	830,037
Cash and cash equivalents, beginning of year	9,400,701	6,215,718
Cash and cash equivalents, end of period	$9,352,238	$7,045,755

Supplemental disclosures of cash flow information
Income taxes paid	$16,357	$34,500

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018 and 2017

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2018, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on November 14, 2018. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 and its related amendments regarding Accounting Standards Codification Topic 606 (ASC Topic 606), Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of incremental costs related to obtaining customer contracts. We adopted ASC Topic 606, effective September 1, 2018, utilizing the modified retrospective method. This approach was applied to contracts that were in process as of September 1, 2018, and the corresponding incremental costs of obtaining those contracts, which resulted in a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The adoption of this ASU primarily impacts the timing of our revenue recognition for certain sales contracts, the capitalization and amortization of incremental costs of obtaining a contract, and related disclosures. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for fiscal year 2018 are not adjusted and continue to be reported under ASC Topic 605.

We generate revenue primarily from the sale of software licenses and providing consulting services to the pharmaceutical industry for drug development.

The Company determines revenue recognition through the following steps:

i.	Identification of the contract, or contracts, with a customer
ii.	Identification of the performance obligations in the contract
iii.	Determination of the transaction price
iv.	Allocation of the transaction price to the performance obligations in the contract
v.	Recognition of revenue when, or as, the Company satisfies a performance obligation

Deferred Commissions

Sales commissions earned by our sales force and our commissioned sales representatives are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts are deferred and then amortized on a straight-line basis over a period of benefit. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses on the condensed consolidated statements of operations.

We apply the practical expedient in ASC Topic 606 to expense costs as incurred for sales commissions when the period of benefit would have been one year or less. Most of our contracts are of a duration of one year or less, few, if any of the longer-term contracts have commissions associated with them.

Practical Expedients and Exemptions

The Company has elected the following additional practical expedients in applying Topic 606:

•	Commission Expense: We apply the practical expedient in ASC Topic 606 to expense costs as incurred for sales commissions when the period of benefit is one year or less. Most of our contracts are of a duration of one year or less, few, if any of the longer term contracts have commissions associated with them.

•

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of August 31, 2018. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

The Company applied the practical expedient to not disclose the amount of transaction price allocated to unsatisfied performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $339,073 and $285,310 for the three months ended November 30, 2018 and 2017, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of November 30, 2018, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation, and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of November 30, 2018, the entire balance of goodwill was attributed to two of the Company's reporting units, Cognigen Corporation and DILIsym Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. There were no changes to goodwill, nor has the Company recognized any impairment charges, during the three months’ periods ended November 30, 2018 and 2017.

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

The following table summarizes fair value measurements at November 30, 2018 and August 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

November 30, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,352,238	$–	$–	$9,352,238
Acquisition-related contingent consideration obligations	$–	$–	$3,372,484	$3,372,484

August 31, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,400,701	$–	$–	$9,215,701
Acquisition-related contingent consideration obligations	$–	$–	$4,890,940	$4,890,940

As of November 30, 2018 and August 31, 2018, the Company has a liability for contingent consideration related to its acquisition of the DILIsym Services, Inc. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value.

Value at August 31, 2018	$4,890,940
Contingent consideration payments	(1,556,644)
Change in value of contingent consideration	38,188
Value at November 30, 2018	$3,372,484

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended November 30, 2018 and 2017 was $1,875. Accumulated amortization as of November 30, 2018 and August 31, 2018 was $50,625 and $48,750, respectively.

On May 15, 2014, we entered into a termination and nonassertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended November 30, 2018 and 2017 was $150,000. Accumulated amortization as of November 30, 2018 and August 31, 2018 was $2,725,000 and $2,575,000, respectively.

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with the drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the three months ended November 30, 2018 and 2017 was $79,167 and is included in cost of revenues. Accumulated amortization as of November 30, 2018 and August 31, 2018 was $475,000 and $395,833, respectively.

In September 2018, we purchased certain intellectual property rights of Entelos Holding Company, a Delaware Corporation. The cost of $50,000 is being amortized over 10 years under the straight-line method. Amortization expense for the three-month period ended November 30, 2018 was $1,250. Accumulated amortization as of November 30, 2018 was $1,250.

Total amortization expense for intellectual property agreements for the three months ended November 30, 2018 and 2017 was $321,667 and $320,417, respectively. Accumulated amortization as of November 30, 2018 was $3,251,876 and $3,019,583 as of August 31, 2018.

Intangible assets

The following table summarizes those intangible assets as of November 30, 2018:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$584,375	$515,625
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	42,500	7,500
Covenants not to compete-DILIsym	Straight line 4 years	80,000	30,000	50,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 8 years	1,900,000	285,000	1,615,000
		$4,490,000	$941,875	$3,548,125

Amortization expense for each of the three month periods ended November 30, 2018 and 2017 was $89,375, respectively. According to policy in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2018 and 2017 were as follows:

	Three months ended
	11/30/2018	11/30/2017
Numerator:
Net income attributable to common shareholders	$1,535,947	1,716,005

Denominator:
Weighted-average number of common shares outstanding during the period	17,421,838	17,282,132
Dilutive effect of stock options	575,897	577,551
Common stock and common stock equivalents used for diluted earnings per share	17,997,735	17,859,683

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $200,029 and $130,221 for the three months ended November 30, 2018 and 2017, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General, and Administration (SG&A), and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the three months ended November 30, 2018 and 2017.

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

NOTE 3. REVENUE RECOGNITION

The Company adopted Topic 606 effective September 1, 2018 using the modified retrospective method applying this guidance to all open contracts at the date of initial application, which resulted in an adjustment to retained earnings for the cumulative effect of applying this guidance. The most significant impact of Topic 606 on revenue to the Company relates to the timing of revenue recognition for one of its payment contracts. Under 606 the revenues under the contract are being recognized as time is expended and costs are being expensed as incurred. Under ASC 605 revenues were recognized as invoiced and certain costs were capitalized as development.

We generate revenue primarily from the sale of software licenses and providing consulting services to the pharmaceutical industry for drug development.

The Company determines revenue recognition through the following steps:

i.	Identification of the contract, or contracts, with a customer
ii.	Identification of the performance obligations in the contract
iii.	Determination of the transaction price
iv.	Allocation of the transaction price to the performance obligations in the contract
v.	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Contracts generally have fixed pricing terms and are not subject to variable pricing. The Company considers the nature and significance of each specific performance obligation under a contract when allocating the proceeds under each contract. Accounting for contracts includes significant judgement in the estimation of estimated hours/cost to be incurred on consulting contracts, and the di minimis nature of the post sales costs associated with software sales.

Components of revenue

The following is a description of principal activities from which the Company generates revenue. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. Stand-alone selling prices are determined based on the prices at which the Company separately sells its services or goods.

Revenue Components	Typical payment terms

Software Revenues:

Software revenues are generated primarily from sales of software licenses at the time the software is unlock and the term commences. The license period typically is one year or less. Along with the license a di minimis amount of customer support is provided to assist the customer with the software. Should the customer need more than a di minimis amount of support they can choose to enter in to a separate contract for additional training. Most software is installed on our customers servers and the Company has no control of the software once the sale is made.

For certain software arrangements the Company hosts the licenses on servers maintained by the Company, revenue for those arrangements are accounted as Software as a Service over the life of the contract. These arrangements are a small portion of software revenues of the Company.

Payments are generally due upon invoicing on a net 30 basis unless other payment terms are negotiated with the customer based on customer history. Typical industry standards apply.

Consulting Contracts:

Consulting services provided to our customers are generally recognized over time as the contracts are performed and the services are rendered. The company measures its consulting revenue based on time expended compared to total hours to complete a project. The Company believes the methods chosen for its contract revenue best depicts the transfer of benefits to the customer under the contracts.

Payment terms vary, depending on the size of the contract, credit history and history with the client and deliverables within the contract.

Consortium Member Based Services:

The performance obligation is recognized on a time elapsed basis, by month, for which the services are provided, as the Company transfers control evenly over the contractual period.

Payment is due at the beginning of the period, generally on a net 30 or 60 basis.

Remaining performance obligations that do not fall under the expedients require the Company to perform various  consulting and software development services and consortium memberships of approximately $3,300,000. It is anticipated these revenues will be recognized within the next two and ½ years.

Contract liabilities

During the period ended November 30, 2018 the Company recognized $433,500 of revenue that was included in contract liabilities as of August 31, 2018.

Disaggregation of Revenues

Disaggregation of Revenues:	Three Months Ended November 30, 2018
Software licenses
Point in time	$3,757,330
Over time	364,058
Consulting services
Over time	3,414,515

Total Revenue	$7,535,903

The following table summarizes the adjustments made to accounts on the condensed consolidated balance sheet as of September 1, 2018 as a result of applying the modified retrospective method to adopt ASC Topic 606:

	As Reported August 31, 2018	Adjustments to reflect the adoption of ASC Topic 606	As Adjusted September 1, 2018
Capitalized Software, net	$5,152,594	$(629,100)	$4,523,494
Deferred revenue	381,928	294,825	676,753
Deferred income taxes, net	3,195,139	(230,981)	2,964,158
Retained Earnings	$18,461,540	$(692,944)	$17,768,596

The following tables present the amount by which each condensed consolidated financial statement line item is affected as of and for the three months ended November 30, 2018 by ASC Topic 606:

	Three Months Ended November 30, 2018
	As Reported	Balances Without the adoption of ASC Topic 606	Effect of Change
Revenues	$7,535,903	$7,479,081	$56,822
Cost of revenues	2,200,371	2,145,266	55,105
Gross profit	5,335,532	5,333,815	1,717
Income from operations	2,086,745	2,085,028	1,717
Income before provision for income taxes	2,021,618	2,019,901	1,717
Provision for income taxes	(485,671)	(471,466)	(14,205)
Net Income	$1,535,947	1,548,435	$(12,488)
Earnings per share-Diluted	$0.09	$0.09	$0.00
Weighted-average common shares outstanding	$17,997,735	$17,997,735	$–

	Three Months Ended November 30, 2018
	As Reported	Balances Without the adoption of ASC Topic 606	Effect of Change
Cash Flows From Operating Activities:
Net loss	$1,535,947	$1,548,435	$(12,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	694,789	729,824	(35,035)
Changes in operating assets and liabilities:
Deferred revenue	(222,769)	(279,591)	56,822
Net cash provided by operating activities	2,611,721	2,553,182	58,539
Cash flows used in investing activities
Capitalized computer software development costs	$(364,664)	$(454,804)	$90,140

NOTE 4: Property and Equipment

Property and equipment as of November 30, 2018 consisted of the following:

Equipment	$741,984
Computer equipment	287,089
Furniture and fixtures	148,544
Leasehold improvements	110,165
Sub total	1,287,783
Less: Accumulated depreciation and amortization	(985,352)
Net Book Value	$302,431

NOTE 5: CONTRACTS PAYABLE

DILIsym Acquisition Liabilities:

On June 1, 2017, the Company acquired DILIsym Services, Inc. The agreement provided for a working capital adjustment, an eighteen-month $1,000,000 holdback provision against certain representations and warranties, and an Earn-out agreement of up to an additional $5,000,000 in Earn-out payments based on earnings over three years. The Earn-out liability has been recorded at an estimated fair value. Payments under the Earn-out liability started in FY 2019. The first payment of $1,566,644 was made in September 2018, the holdback payment was made in December 2018. It is estimated that approximately 40% of the original Earn-out liability will be paid in the second year and the remainder of the Earn-out will be paid in the following year.

As of November 30, 2018 and August, 31, 2018 the following liabilities have been recorded:

	November 30, 2018	August 31, 2018
Working Capital Liability	$–	$–
Holdback Liability	1,000,000	1,000,000
Earn-out Liability	3,372,484	4,890,940
Sub Total	$4,372,484	$5,890,940
Less: Current Portion	2,750,000	2,556,644
Long-Term	$1,622,484	$3,334,296

NOTE 6: COMMITMENTS AND CONTINGENCIES

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

Rent expense, including common area maintenance fees for the three months ended November 30, 2018, and 2017 was $144,012, and $135,877, respectively.

Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company has a royalty agreement with Dassault Systèmes Americas Corp. for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. We incurred royalty expense of $38,109 and $35,897, respectively, for the three months ended November 30, 2018 and 2017, respectively.

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

NOTE 7: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2019 and 2018. The details of the dividends paid are in the following tables:

FY2019
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/1/2018	11/08/2018	17,417,875	$0.06	$1,045,073
Total				$1,045,073

FY2018
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
1/26/2018	2/2/2018	17,317,752	$0.06	$1,039,065
4/25/2018	5/2/2018	17,354,005	$0.06	$1,041,240
7/26/2018	8/2/2018	17,405,775	$0.06	$1,044,347
Total				$4,161,740

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

As of November 30, 2018, employees and directors hold Qualified Incentive Stock Options and Non-Qualified Stock Options to purchase 1,080,846 shares of common stock at exercise prices ranging from $1.00 to $23.75.

The following table summarizes information about stock options:

Transactions in FY18	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2018	1,134,976	$9.44	7.31
Granted	12,000	$22.24
Exercised	(41,103)	$9.15
Cancelled/Forfeited	(25,027)	$9.89
Outstanding, November 30, 2018	1,080,846	$9.58	7.04
Exercisable, November 30, 2018	454,006	$7.79	6.20

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 7.04 years at November 30, 2018. The exercise prices for the options outstanding at November 30, 2018 ranged from $1.00 to $23.75, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$4.00	36,000	.35 years	$1.00	36,000	.35 years	$1.00
$4.01	$8.00	267,890	5.76 years	$6.85	207,400	5.77 years	$6.85
$8.01	$12.00	704,840	7.76 years	$9.87	206,440	7.61 years	$9.79
$12.01	$16.00	12,916	8.72 years	$14.44	4,166	8.73 years	$14.46
$16.01	$20.00	7,200	3.96 years	$17.71	0	–	$–
$20.01	$23.75	52,000	8.51 years	$23.40	–	–	–
		1,080,846	7.04 years	$9.58	454,006	6.20 years	$7.79

During the period ended November 30, 2018 the company issues 2,222 shares of stock to non-management directors of the Company valued at $44,904 as compensation for services rendered to the Company.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California and North Carolina with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At November 30, 2018 the Company had cash and cash equivalents exceeding insured limits by $8,273,000.

Revenue concentration shows that international sales accounted for 35% and 31.8% of net sales for the three months ended November 30, 2018 and 2017, respectively. Four customers accounted for 13%, 9%, 7%, and 6% (a dealer account in Japan representing various customers) of net sales during the three months ended November 30, 2018. Four customers accounted for 7%, 7% (a dealer account in Japan representing various customers), 6% and 6% of net sales during the three months ended November 30, 2017.

Accounts receivable concentration shows that six customers comprised 15%, 7%, 7% (a dealer account in Japan representing various customers), 6%, and 6% of accounts receivable at November 30, 2018. Accounts receivable concentration shows that six customers comprised 18%, 8%, 8% (a dealer account in Japan representing various customers), 7%, 6%, and 5% of accounts receivable at November 30, 2017.

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

Results for each segment and consolidated results are as follows for the three ended November 30, 2018 and 2017 (in thousands, because of rounding numbers may not foot):

November 30, 2018
	Lancaster	Buffalo	North Carolina*	Eliminations	Total
Net revenues	$4,365	$2,065	$1,106	$–	$7,536
Income (loss) from operations	$1,607	$303	$175	$–	$2,085
Total assets	$36,889	$8,635	$14,126	$(17,702)	$41,948
Capital expenditures	$1	$–	$–	$–	$1
Capitalized software costs	$290	$30	$45	$–	$365
Depreciation and amortization	$462	$91	$142	$–	$695

*Acquired June 1, 2017

November 30, 2017
	Lancaster	Buffalo	North Carolina*	Eliminations	Total
Net revenues	$4,042	$1,913	$1,114	$–	$7,069
Income (loss) from operations	$1,641	$508	$415	$–	$2,564
Total assets	$33,033	$10,429	$13,990	$(17,702)	$39,750
Capital expenditures	$25	$18	$5	$–	$48
Capitalized software costs	$283	$159	$66	$–	$507
Depreciation and amortization	$414	$87	$137	$–	$638

*Acquired June 1, 2017

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended November 30, 2018 and 2017 were as follows (in thousands, because of rounding numbers may not foot):

Three months ended November 30, 2018
	North America	Europe	Asia	South America	Total
Lancaster	$2,111	$947	$1,306	$1	$4,365
Buffalo	2,065	–	–	–	2,065
North Carolina	745	51	310	–	1,106
Total	$4,911	$998	$1,616	$1	$7,536

Three months ended November 30, 2017
	North America	Europe	Asia	South America	Total
Lancaster	$1,816	$1,089	$1,133	$4	$4,042
Buffalo	1,913	–	–	–	1,913
North Carolina	811	12	291	–	1,114
Total	$4,540	$1,101	$1,424	$4	$7,069

NOTE 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $86,940 and $71,381 for the three months ended November 30, 2018 and 2017, respectively.

NOTE 11- SUBSEQUENT EVENT

On January 8, 2019, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend will be distributed on Friday February 1, 2019, for shareholders of record as of Friday January 25, 2019.

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

PRODUCTS

General

We currently offer ten software products for pharmaceutical research and development: five simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus®; DDDPlus™; MembranePlus™; DILIsym®; and NAFLDsym™; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor®; MedChem Designer™; and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite™); a program which is designed for rapid clinical trial data analysis and regulatory submissions called PKPlus™; and a program called KIWI™ from our Cognigen division that provides an integrated platform for data analysis and reporting through our proprietary secure cloud.

GastroPlus®

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

We were awarded another RCA by the FDA in September 2015; this one to expand the capabilities of GastroPlus to simulate the dosing of long-acting injectable microspheres for both small and large molecules (biologics). This type of dosage form is usually injected via subcutaneous or intramuscular routes. This RCA also provides up to $200,000 per year for up to three years. Under this agreement, we are developing simulation models to deal with the very slow dissolution/decomposition of the microsphere carrier material that gradually releases the active drug over periods as long as weeks or months. After a successful second year, the RCA was renewed for the third year in September 2017 and was completed in September 2018, with further extensions under consideration with the FDA.

In September 2018, we were pleased to announce that we were awarded another funded RCA by the FDA to integrate drug product quality attributes into the mechanistic TCAT model in GastroPlus. This grant award, for $250,000 per year for up to two years, will focus on the incorporation of drug product quality attributes into dermal physiologically-based pharmacokinetic (PBPK) models developed for dermatological topical dosage forms and transdermal delivery systems.

In July 2018 we entered into a one-year funded research collaboration with a large European consortium to further develop and validate the mechanistic Transdermal Compartmental Absorption and Transit (TCAT™) model in GastroPlus. This project will contribute substantially to improvements in the program, specifically directed toward the predictions of local exposure within the skin layer following topical administration of various chemicals. We expect the developments under this agreement will aid companies and regulatory agencies as they strive to implement an animal-free chemical safety assessment program.

In addition to the three funded efforts with the FDA described above, we also have an unfunded RCA with the FDA’s Office of Generic Drugs (OGD) that began in 2014. The objective of this RCA, which has a five-year term, is directed toward the FDA’s evaluation of mechanistic IVIVCs (in vitro-in vivo correlations) to determine whether mechanistic absorption modeling (MAM) can relate laboratory (in vitro) dissolution experiment results to the behavior of dosage forms in humans and animals (in vivo) better than traditional empirical methods.

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

Our goal with GastroPlus is to integrate the most advanced science into user-friendly software to enable researchers and regulators to perform sophisticated analyses of complex compound behaviors in humans and laboratory animals. Already the most widely used program in the world for PBPK modeling, the addition of these new capabilities is expected to expand the user base in the early pharmaceutical research and development process, while also helping us to further penetrate biopharmaceuticals, food, cosmetics, and general toxicology markets.

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

Version 6.0 of DDDPlus, released in December 2018, offers a series of new capabilities, including:

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

ADMET Predictor®

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

MedChem Studio™

The MedChem Studio Module in ADMET Predictor is a powerful software tool that is used both for data mining and for de novo design of new molecules. In its data-mining role, MedChem Studio facilitates searching large chemical libraries to find molecules that contain identified substructures, and it enables rapid identification of clusters (classes) of molecules that share common substructures.

While MedChem Designer can be used to refine a small number of molecules, the MedChem Studio Module can be used to create and screen very large numbers of molecules down to a few promising lead candidates. MedChem Studio has features that enable it to generate new molecular structures using a variety of de novo design methods. When MedChem Studio is used with ADMET Predictor and MedChem Designer (the combination of which we refer to as our ADMET Design Suite), we believe the programs provide an unmatched capability for chemists to search through large libraries of compounds that have undergone high-throughput screening experiments to find the most promising classes (groups of molecules with a large common part of their structures) and molecules that are active against a particular target. In addition, MedChem Studio can take an interesting (but not acceptable) molecule and, using a variety of design algorithms, quickly generate many thousands to millions of high quality analogs (similar new molecules). These molecules can then be screened using ADMET Predictor to find molecules that are predicted to be both active against the target and acceptable in a variety of ADMET properties. We demonstrated the power of the ADMET Design Suite during two NCE (new chemical entity) projects wherein we designed lead molecules to inhibit the growth of the plasmodium falciparum malaria parasite in one study, and lead molecules that were able to inhibit two targets at the same time: COX-1 and COX-2. In each case, we announced ahead of time that we were attempting to do this, and we reported the results when the projects were complete. Every molecule we designed and had synthesized hit their targets in both projects, clearly demonstrating the power of the ADMET Design Suite.

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

KIWI 3.0 was released in August, 2018. The latest version incorporates ExploreLive and Explore, two powerful new visualization modules, introduced for exploratory data analysis of information stored in analysis datasets and NONMEM outputs. In addition, new automated diagnostics are now performed for every NONMEM run, visually reported in the Summarize module. KIWI version 3.0 also features improved infrastructure and security, as well as a completely redesigned Knowledge Portal used to access the KIWI program. In addition to full feature releases, going forward regular mini feature releases of KIWI will be distributed to KIWI clients.

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

Version 8A of the DILIsym software was released in January 2019. This version is again delivered as a secure executable that incorporates new proprietary code enabling tighter integration with our GastroPlus PBPK software. Securing the code is necessary to ensure that results are consistent across all users to assure regulatory agencies that the calculated results are from a validated version. Open source programs are subject to modification by the user and so each use could have a different set of calculations, so validation would not be assured. In addition, a number of important new capabilities were added:

•	10 New validation compounds
•	New Cholestatic liver injury mechanism
•	New Oxidative stress (ROS) NRF2 adaptation response framework
•	New Human SimPops with variability in bilirubin processing pathways
•	New Liver injury biomarker GLDH
•	Live DILIsym documentation website updated with new training resources

Plus much more……

NAFLDsym

Where DILIsym is used to investigate the likelihood that a known drug molecule would cause injury to the liver, NAFLDsym is concerned with a liver that is already diseased by excess fat and investigates the likelihood that various molecules might provide beneficial therapeutic benefits to treat or cure the disease. DILIsym can be considered a “shrink wrap” software product, usable across many companies and drug development projects. NAFLDsym, on the other hand, requires modification for each of a number of different mechanisms of action that potential new drug compounds could use to treat the disease, and so is a customized tool used in consulting projects for each new client project. NAFLDsym version 2A will be released for licensing and consulting use in Q1 of 2019. The software now includes the three most important components of NAFLD/NASH: steatosis, inflammation, and fibrosis.

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

We are also currently working with the FDA on four Research Collaboration Agreements (RCAs): the funded efforts for long-acting injectable microspheres/ocular/transdermal dosing and the unfunded IVIVC effort, both described above under “GastroPlus”.

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments as well as clinical trials of new and existing pharmaceutical products, typically working on 80-100 drug projects per year. Traditionally, the model-based analysis of clinical trial data was different from the modeling analysis offered by GastroPlus; the former relied more on statistical and semi-mechanistic models, whereas the latter is based on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on a detailed understanding of the human body and the chemistry of the drug and involve deep mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models guide drug formulation design and dose selection. Beginning in 2014, the U.S. F.D.A and other regulatory agencies began to emphasize the need to push mechanistic PBPK modeling and simulation into clinical pharmacology, and we have seen the benefit of having our clinical pharmacology teams across all three divisions working together to achieve this goal.

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

Results of Operations

Comparison of Three Months Ended November 30, 2018 and 2017.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	11/30/18		11/30/17
Net revenues	$7,536	100.0%	$7,069	100.0%
Cost of revenues	2,200	29.2	1,736	24.6
Gross profit	5,336	70.8	5,333	75.4
Selling, general and administrative	2,719	36.1	2,409	34.1
Research and development	530	7.0	361	5.1
Total operating expenses	3,249	43.1	2,769	39.2
Income from operations	2,087	27.7	2,564	36.3
Other income	(65)	(0.9)	(47)	(0.7)
Income from operations before taxes	2,020	27.0	2,517	35.6
(Provision for) income taxes	(486)	(6.4)	(801)	(11.3)
Net income	$1,536	20.4%	$1,716	24.3%

Net Revenues

Consolidated net revenues increased by 5.8% or $467,000 million to $7.54 million in the first fiscal quarter of Fiscal Year 2019 (“1QFY19”) from $7.07 million in the first fiscal quarter of Fiscal Year 2018 (“1QFY18”). Changes by division are as follows:

•	Lancaster: $324,000 increase, representing a 8.0% increase to $4.37 million

•	Buffalo (Cognigen): $151,000 increase, representing an 7.9% increase to $2.01million

•	North Carolina (DILIsym): recorded revenues of $1.11 million, the same as the prior year

Consolidated software and software-related sales increased $365,000 or 9.7%, while consolidated consulting and analytical study revenues increased $46,000 or 3.1% over 1QFY18.

Cost of Revenues

Consolidated cost of revenues increased by $465,000, or 26.8%, in 1QFY19 to $2.20 million from $1.74 million in 1QFY18. Labor-related cost accounted for $310,000 of this increase, a combination of increased labor count, salary and benefit increases. Other significant increases in cost of revenues included $80,000 of direct contract expenses paid mostly for testing at DILIsym, as well as an additional $54,000 of software amortization expense.

Cost of Revenues as a percentage of revenue increased by 4.5% in 1QFY19 to 29.2% as compared to 24.7% in 1QFY18.

Gross Profit

Consolidated gross margin was relatively unchanged at $5.34 million in 1QFY19 compared $5.34 million in 1QFY18. The Lancaster division gross margin showed an increase of $206,000 or 6%, with a gross margin percentage of 82.4% for the quarter. The Buffalo Division Gross margin decreased $112,000 or 9.3%, with a gross margin percentage of 53.1% for the quarter. The North Carolina Division gross margin decreased $91,000 or 11.5% with a gross margin percentage of 63.5% for the quarter.

Overall gross margin decrease by 4.1% to 70.8% in 1QFY19 from 75.4% in 1QFY18.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $311,000, or 12.9% to $2.72 million in 1QFY19 from $2.41 million in 1QFY18. As a percent of revenues, SG&A was 36.1% for 1QFY19, compared to 34.1% in 1QFY18.

The major increases in SG&A expense were:

•	G&A Salaries and Wages increased by $138,000; this increase is a combination of increased stock compensation costs of $22,000, increased costs associated with the new CEO, annual salary increases and increased head count in Lancaster and Buffalo, as well as a higher percentage of G&A allocation from scientific personnel.
•	Software licenses: $29,000
•	401k expense: $16,000
•	Insurance Expense $26,000; mostly health-related medical costs due to cost increased and higher employee counts,
•	Payroll tax expense increased $41,000
•	Commission expense: $33,000

The major decreases in SG&A expense were:

•	Trade show expenses decreased $39,000

Research and Development

Total research and development cost increased $168,000 in 1QFY19 compared to 1QFY18. In 1QFY19 we incurred approximately $984,000 of research and development costs, of this amount, $455,000 was capitalized and $530,000 was expensed. In 1QFY18 we incurred approximately $868,000 of research and development costs, of this amount, $507,000 was capitalized and $361,000 was expensed.

Other income (expense)

Other income was an expense of $65,000 compared to expense of $47,000 in 1QFY18, a decrease of $18,000. Foreign currency exchange accounted for $17,000 of the change.

Provision for Income Taxes

The provision for income taxes was $486,000 for 1QFY19 compared to $801,000 for 1QFY18. Our effective tax rate decreased 7.8% to 24.0% in 1QFY19 from 31.8% in 1QFY18. The increase is a resulted mainly from the change in rates due to the new federal tax legislation passed in 2018.

Net Income

Net income decreased by $180,000, or 10.5%, in 1QFY19 to $1.54 million from $1.72 million in 1QFY18. Net earnings from our Lancaster division were up $41,000 or 3.7% to $1.15 million in 1QFY19. Net earnings for our Buffalo division were down $102,000 or 30.9% to $229,000 in 1QFY19. DILIsym (No. Carolina) net earnings decreased $139,000 or 51.2%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of November 30, 2018 and August 31, 2018, we had cash and cash equivalents of $9.35 million and $9.40 million, respectively. We do not hold any investments that are exposed to market risk related to changes in interest rates, which could adversely affect the value of our assets and liabilities, and we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the three months ended November 30, 2018 and 2017, we sold $809,000 and $670,000, respectively of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables are subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of November 30, 2018, that our disclosure controls and procedures were effective.

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

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

N/A

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1 (4)^	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto.
3.1 (2)	Articles of Incorporation of the Company.
3.2 (2)	Amended and Restated Bylaws of the Company.
4.1 (1)	Form of Common Stock Certificate.
4.2 (1)	Share Exchange Agreement.
10.1 (1) (†)	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto.
10.2 (3) (†)	The Company’s 2007 Stock Option Plan, as amended.
10.3 (10)	Second Amendment to Lease by and between the Company and Crest Development LLC, dated as of May 1, 2016.
10.4 (5) (†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 8, 2016.
10.5 (6)	Form of Indemnification Agreement.
10.6 (8)	2017 Equity Incentive Plan.
10.7 (7)	Stock Purchase Agreement by and among Simulation Plus, Inc., DILIsym Services, Inc., The Shareholders’ Representative and The Shareholders of DILIsym Services, Inc., dated as of May 1, 2017.
10.8 (9)(†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of September 1, 2017.
10.9 (9) (†)	Employment Agreement by and between the Company and John DiBella, dated as of September 1, 2017.
10.10 (9) (†)	Employment Agreement by and between the Company and Thaddeus H Grasela Jr., dated as of September 2, 2017.
10.11 (11) (†)	Employment Agreement by and between the Company and Shawn O’Connor, dated as of June 26, 2018.
31.1	Section 302 – Certification of the Principal Executive Officer*
31.2	Section 302 – Certification of the Principal Financial Officer*
32	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
†	Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(3)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed April 9, 2014.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 11, 2016.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 10, 2016.
(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2017.
(8)	Incorporated by reference to Appendix A to the Company’s Schedule 14A filed December 29. 2016.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed September 6, 2017.
(10)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2016.
(11)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2018.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 9, 2019.

Simulations Plus, Inc.

Date:	January 9, 2019	By: /s/ John R Kneisel
John R. Kneisel

Chief Financial Officer

