Form 10-Q
period 2019-02-28
SIMULATIONS PLUS INC
filed 2019-04-09
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended February 28, 2019

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 9, 2019 was 17,515,228; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended February 28, 2019

i

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 28,	August 31,
ASSETS
	2019	2018
Current assets
Cash and cash equivalents	$9,893,953	$9,400,701
Accounts receivable, net of allowance for doubtful accounts of $0	6,227,555	5,514,528
Revenues in excess of billings	2,264,518	1,985,596
Prepaid income taxes	–	312,593
Prepaid expenses and other current assets	518,512	610,439
Total current assets	18,904,538	17,823,857
Long-term assets

Capitalized computer software development costs, net of accumulated amortization of $11,708,089 and $11,095,903	4,779,575	5,152,594
Property and equipment, net (note 4)	302,977	335,224
Intellectual property, net of accumulated amortization of $3,484,168 and $3,019,584	5,490,833	5,905,416
Other intangible assets net of accumulated amortization of $1,031,250 and $852,500	3,458,750	3,637,500
Goodwill	10,387,198	10,387,198
Other assets	37,227	37,227
Total assets	$43,361,098	$43,279,016

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$289,762	$351,605
Accrued payroll and other expenses	1,135,579	1,152,176
Income taxes payable	106,845	–
Current portion - Contracts payable (note 5)	1,750,000	2,556,644
Billings in excess of revenues	958,948	384,603
Deferred revenue	891,650	381,928
Total current liabilities	5,132,784	4,826,956

Long-term liabilities
Deferred income taxes,net	2,814,535	3,195,139
Payments due under Contracts payable (note 5)	1,660,672	3,334,296
Total liabilities	9,607,991	11,356,391

Commitments and contingencies (note 6)

Shareholders' equity (note 7)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 17,499,958 and 17,416,445 shares issued and outstanding	7,501	7,417
Additional paid-in capital	14,435,574	13,453,668
Retained earnings	19,310,032	18,461,540
Total shareholders' equity	33,753,107	31,922,625

Total liabilities and shareholders' equity	$43,361,098	$43,279,016

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2019 and February 28, 2018

	Three months ended		Six months ended
	(Unaudited)		Unaudited
	2019	2018	2019	2018

Revenues	$8,471,720	$7,356,714	$16,007,623	$14,425,496
Cost of revenues	2,207,831	2,115,483	4,406,952	3,851,090
Gross margin	6,263,889	5,241,231	11,600,671	10,574,406
Operating expenses
Selling, general, and administrative	2,809,691	2,339,721	5,530,093	4,748,237
Research and development	724,034	484,329	1,253,670	845,146
Total operating expenses	3,533,725	2,824,050	6,783,763	5,593,383

Income from operations	2,730,164	2,417,181	4,816,908	4,981,023

Other income (expense)
Interest income	5,573	6,180	9,245	10,489
Interest expense	(38,188)	(38,188)	(76,376)	(76,658)
Loss on currency exchange	(1,916)	(585)	(32,526)	(13,262)
Total other income (expense)	(34,531)	(32,593)	(99,657)	(79,431)

Income before provision for income taxes	2,695,633	2,384,588	4,717,251	4,901,592
Provision for income taxes	(596,184)	1,090,198	(1,081,855)	289,198
Net Income	$2,099,449	$3,474,786	$3,635,396	$5,190,790

Earnings per share
Basic	$0.12	$0.20	$0.21	$0.30
Diluted	$0.12	$0.19	$0.20	$0.29

Weighted-average common shares outstanding
Basic	17,476,603	17,302,763	17,449,069	17,292,391
Diluted	18,002,741	17,855,351	17,984,078	17,843,345

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2019 and February 28, 2018

(UNAUDITED)

	2019	2018
Cash flows from operating activities
Net income	$3,635,396	$5,190,790
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,392,763	1,328,170
Change in value of contingent consideration	76,376	76,376
Stock-based compensation	502,605	345,263
Deferred income taxes	(149,623)	(1,722,587)
(Increase) decrease in
Accounts receivable	(713,027)	(1,954,326)
Revenues in excess of billings	(278,922)	(356,870)
Prepaid income taxes	312,593	326,131
Prepaid expenses and other assets	91,927	20,105
Increase (decrease) in
Accounts payable	(61,861)	(76,035)
Accrued payroll and other expenses	(16,597)	(45,193)
Billings in excess of revenues	574,345	235,407
Accrued income taxes	106,845	–
Deferred revenue	214,897	702,857
Net cash provided by operating activities	5,687,717	4,070,088

Cash flows used in investing activities
Purchases of property and equipment	(33,394)	(63,876)
Purchases of intellectual property	(50,000)	–
Capitalized computer software development costs	(939,869)	(1,147,490)
Net cash used in investing activities	(1,023,263)	(1,211,366)

Cash flows used in financing activities
Payment of dividends	(2,093,960)	(2,076,153)
Payments on Contracts Payable	(2,556,644)	(247,328)
Proceeds from the exercise of stock options	479,402	169,833
Net cash used in financing activities	(4,171,202)	(2,153,648)

Net increase (decrease) in cash and cash equivalents	493,252	705,074
Cash and cash equivalents, beginning of year	9,400,701	6,215,718
Cash and cash equivalents, end of period	$9,893,953	$6,920,792

Supplemental disclosures of cash flow information
Income taxes paid	$781,838	$1,069,000

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended February 28, 2019 should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on November 14, 2018. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis using the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $344,714 and $335,723 for the three months ended February 28, 2019 and 2018, respectively, and $683,787 and $621,032 for the six months ended February 28, 2019 and 2018, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of February 28, 2019, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation, and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of February 28, 2019, the entire balance of goodwill was attributed to two of the Company's reporting units, Cognigen Corporation and DILIsym Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. There were no changes to goodwill, nor has the Company recognized any impairment charges, during the three-month and six-month periods ended February 28, 2019 and 2018.

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

The following table summarizes fair value measurements at February 28, 2019 and August 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

February 28, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,893,953	$–	$–	$9,893,953
Acquisition-related contingent consideration obligations	$–	$–	$3,410,672	$3,410,672

August 31, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,400,701	$–	$–	$9,400,701
Acquisition-related contingent consideration obligations	$–	$–	$4,890,940	$4,890,940

As of February 28, 2019, and August 31, 2018, the Company has a liability for contingent consideration related to its acquisition of the DILIsym Services, Inc. The fair-value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair-value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value.

Value at August 31, 2018	$4,890,940
Contingent consideration payments	(1,556,644)
Change in value of contingent consideration	76,376
Value at February 28, 2019	$3,410,672

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

Intellectual property

On February 28, 2012, we bought out a royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended February 28, 2019 and 2018 was $1,875 and was $3,750 for each of the six-month periods ended February 28, 2019, and 2018. Accumulated amortization as of February 28, 2019 and August 31, 2018 were $52,500 and $48,750, respectively.

On May 15, 2014, we entered into a termination and nonassertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended February 28, 2019 and 2018 was $150,000, and $300,000 for each of the six-month periods ended February 28, 2019 and 2018. Accumulated amortization as of February 28, 2019 and August 31, 2018 were $2,875,000 and $2,575,000, respectively.

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with the drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the three months and six months ended February 28, 2019 was $79,167 and $158,333, respectively, and is included in cost of revenues. Accumulated amortization as of February 28, 2019 and August 31, 2018 were $554,167 and $395,833, respectively.

In September 2018, we purchased certain intellectual property rights of Entelos Holding Company, a Delaware Corporation. The cost of $50,000 is being amortized over 10 years under the straight-line method. Amortization expense for the three months and six months period ended February 28, 2019 was $1,250 and $2,500, respectively. Accumulated amortization as of February 28, 2019 was $2,500.

Total amortization expense for intellectual property agreements for the three months ended February 28, 2019 and 2018 was $232,292 and $231,042, respectively, and total amortization expense for the six months ended February 28, 2019 and 2018 was $464,583 and $462,083 respectively. Accumulated amortization as of February 28, 2019 was $3,484,168 and $3,019,584 as of August 31, 2018.

Intangible assets

The following table summarizes intangible assets as of February 28, 2019:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$618,750	$481,250
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	45,000	5,000
Covenants not to compete-DILIsym	Straight line 4 years	80,000	35,000	45,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 10 years	1,900,000	332,500	1,567,500
		$4,490,000	$1,031,250	$3,458,750

Amortization expense for each of the three-month and six-month periods ended February 28, 2019 and 2018 was $89,375 and $178,750, respectively. According to policy, in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share computation is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and six months ended February 28, 2019 and 2018 were as follows:

	Three months ended		Six months ended
	2/28/2019	2/28/2018	2/28/2019	2/28/2018
Numerator:
Net income attributable to common shareholders	$2,099,449	$3,474,787	$3,635,396	$5,190,790
Denominator:
Weighted-average number of common shares outstanding during the period	17,476,603	17,302,763	17,449,069	17,292,391
Dilutive effect of stock options	526,138	552,588	535,009	550,954
Common stock and common stock equivalents used for diluted earnings per share	18,002,741	17,855,351	17,984,078	17,843,345

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $208,715 and $141,496 for the three months ended February 28, 2019 and 2018, respectively and $408,744 and $271,717 for the six months ended February 28, 2019 and 2018, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General, and Administration (SG&A), and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the six months ended February 28, 2019 and 2018.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current generally accepted accounting principles in the U.S. (GAAP) and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for years beginning after December 15, 2016. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. The standard was adopted concurrently with the adoption of ASU 2016-10 which is effective for annual and interim periods beginning after December 15, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board's new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard was adopted concurrently with the adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017.

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

Software Revenues:

Software revenues are generated primarily from sales of software licenses at the time the software is unlocked and the term commences. The license period typically is one year or less. Along with the license a di minimis amount of customer support is provided to assist the customer with the software. Should the customer need more than a di minimis amount of support they can choose to enter in to a separate contract for additional training. Most software is installed on our customers servers and the Company has no control of the software once the sale is made.

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

Consulting Contracts:

Consulting services provided to our customers are generally recognized over time as the contracts are performed and the services are rendered. The company measures its consulting revenue based on time expended compared to total estimated hours to complete a project. The Company believes the methods chosen for its contract revenue best depicts the transfer of benefits to the customer under the contracts.

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

Contract liabilities

During the three months and six months period ended February 28, 2019 the Company recognized $207,000 and $640,000 of revenue that was included in contract liabilities as of August 31, 2018.

Disaggregation of Revenues

Disaggregation of Revenues:	Three Months Ended February 28, 2019	Six Months Ended February 28, 2019
Software licenses
Point in time	$4,521,443	$8,278,773
Over time	263,955	628,013
Consulting services
Over time	3,686,322	7,100,837
Total Revenue	$8,471,720	$16,007,623

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

The following tables present the amount by which each condensed consolidated financial statement line item is affected as of and for the three and six months ended February, 2019 by ASC Topic 606:

	Three Months Ended February 28, 2019
	As Reported	Balances Without the adoption of ASC Topic 606	Effect of Change
Revenues	$8,471,720	$8,525,655	$(53,935)
Cost of revenues	2,207,831	2,136,167	71,664
Gross profit	6,263,889	6,389,488	(125,599)
Income from operations	2,730,164	2,855,763	(125,599)
Income before provision for income taxes	2,695,633	2,821,232	(125,599)
Provision for income taxes	(596,184)	(627,584)	31,400
Net Income	$2,099,449	$2,193,648	$(94,199)
Earnings per share-Diluted	$0.12	$0.12	$–
Weighted-average common shares outstanding, Diluted	18,002,741	18,002,741	–

	Six Months Ended February 28, 2019
	As Reported	Balances Without the adoption of ASC Topic 606	Effect of Change
Revenues	$16,007,623	$16,004,736	$2,887
Cost of revenues	4,406,952	4,280,183	126,769
Gross profit	11,600,671	11,724,553	(123,882)
Income from operations	4,816,908	4,940,790	(123,882)
Income before provision for income taxes	4,717,251	4,841,133	(123,882)
Provision for income taxes	(1,081,855)	(1,127,460)	(45,605)
Net Income	$3,635,396	$3,713,673	$(78,277)
Earnings per share-Diluted	$0.20	$0.20	$–
Weighted-average common shares outstanding, Diluted	17,984,078	17,984,078	–

	Six Months Ended February 28, 2019
	As Reported	Balances Without the adoption of ASC Topic 606	Effect of Change
Cash Flows From Operating Activities:
Net income	$3,635,396	$3,713,673	$(78,277)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,392,763	1,462,835	(70,072)
Changes in operating assets and liabilities:
Deferred revenue	214,897	212,010	2,887
Net cash provided by operating activities	5,687,717	5,883,189	(195,472)
Cash flows used in investing activities
Capitalized computer software development costs	$(939,869)	$(1,136,709)	$196,840

NOTE 4: Property and Equipment

Property and equipment as of February 28, 2019 consisted of the following:

Equipment	$741,984
Computer equipment	318,074
Furniture and fixtures	149,697
Leasehold improvements	110,165
Sub total	1,319,920
Less: Accumulated depreciation and amortization	(1,016,943)
Net Book Value	$302,977

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

As of February 28, 2019 and August 31, 2018 the following liabilities have been recorded:

	February 28, 2019	August 31, 2018
Working Capital Liability	$–	$–
Holdback Liability	–	1,000,000
Earn-out Liability	3,410,672	4,890,940
Sub Total	$3,410,672	$5,890,940
Less: Current Portion	1,750,000	2,556,644
Long-Term	$1,660,672	$3,334,296

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

Rent expense, including common area maintenance fees for the three months ended February 28, 2019, and 2018 was $144,763 and $142,459, respectively, and $288,775 and $279,488 for the six months ended February 28, 2019 and 2018, respectively.

Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company executed a royalty agreement with Dassault Systèmes Americas Corp. for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. We incurred royalty expense of $53,461 and $43,836, respectively, and for the three months ended February 28, 2019 and 2018, respectively and $91,571 and $79,732 for the six months ended February 28, 2019 and 2018, respectively.

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

NOTE 7: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2019 and 2018. The details of the dividends paid are in the following tables:

FY2019
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/1/2018	11/08/2018	17,417,875	$0.06	$1,045,073
1/25/2019	2/1/2019	17,481,450	$0.06	$1,048,887
Total				$2,093,960

FY2018
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
1/26/2018	2/2/2018	17,317,752	$0.06	$1,039,065
4/25/2018	5/2/2018	17,354,005	$0.06	$1,041,240
7/26/2018	8/2/2018	17,405,775	$0.06	$1,044,347
Total				$4,161,740

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

As of February 28, 2019, employees and directors hold stock options to purchase 1,219,366 shares of common stock at exercise prices ranging from $1.00 to $23.75

The following table summarizes information about stock options:

Transactions in FY19	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2018	1,134,976	$9.44	7.31
Granted	192,000	$20.01
Exercised	(78,783)	$6.32
Cancelled/Forfeited	(28,827)	$10.08
Expired	–	$–
Outstanding, February 28, 2019	1,219,366	$11.29	7.38
Exercisable, February 28, 2019	554,766	$8.62	6.61

The weighted-average remaining contractual life of options outstanding issued under the Plan was 7.38 years at February 28, 2019. The exercise prices for the options outstanding at February 28, 2019 ranged from $1.00 to $23.75, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	$4.00	10,000	0.10 years	$1.00	10,000	0.10 years	$1.00
$4.01	$8.00	261,570	5.52 years	$6.85	201,080	5.52 years	$6.85
$8.01	$12.00	696,180	7.52 years	$9.87	339,520	7.42 years	$9.83
$12.01	$16.00	12,916	8.47 years	$14.44	4,166	8.48 years	$14.46
$16.01	$20.00	181,200	9.54 years	$19.73	0	–	$–
$20.01	$23.75	57,500	8.43 years	$23.21	0	–	$–
		1,219,366	7.38 years	$11.29	554,766	6.61 years	$8.62

During the three and six-month periods ended February 28, 2019, the company issued 2,508 and 4,730 shares of stock to non-management directors of the Company valued at $48,956 and $93,863, respectively as compensation for services rendered to the Company.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California and North Carolina with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At February 28, 2019 the Company had cash and cash equivalents exceeding insured limits by $8,891,000.

Revenue concentration shows that international sales accounted for 38% and 41% of net sales for the six months ended February 28, 2019 and 2018, respectively. Three customers accounted for 10%, 8%, and 6% (a dealer account in Japan representing various customers) of net sales during the six months ended February 28, 2019. Three customers accounted for 7% (a dealer account in Japan representing various customers), 7% and 5% of net sales for the six months ended February 28, 2018.

Accounts receivable concentration shows that four customers comprised 8% (a dealer account in Japan representing various customers), 7%, 5%, and 5% of accounts receivable at February 28, 2019, compared to six customers comprised 13%, 7% (a dealer account in Japan representing various customers) 7%, 6%, 6%, and 5% of accounts receivable at February 28, 2018.

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

Results for each segment and consolidated results are as follows for the three-month periods ended February 28, 2019 and 2018 (in thousands, because of rounding numbers may not foot):

Three months ended February 28, 2019
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$5,008	$2,292	$1,172	$–	$8,471
Income (loss) from operations	1,963	402	365	–	2,730
Total assets	36,231	9,973	14,859	(17,702)	43,361
Capital expenditures	1	17	14	–	32
Capitalized software costs	494	36	45	–	575
Depreciation and amortization	464	89	144	–	697

Three months ended February 28, 2018
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$4,552	$1,867	$938	$–	$7,357
Income (loss) from operations	1,893	329	195	–	2,417
Total assets	33,923	10,582	14,263	(17,702)	41,066
Capital expenditures	4	5	7	–	16
Capitalized software costs	409	142	89	–	640
Depreciation and amortization	444	103	143	–	690

Six months ended February 28, 2019
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$9,373	$4,357	$2,278	$–	$16,008
Income (loss) from operations	3,570	706	541	–	4,817
Total assets	36,231	9,973	14,859	(17,702)	43,361
Capital expenditures	3	17	14	–	33
Capitalized software costs	784	66	90	–	940
Depreciation and amortization	926	180	286	–	1,393

Six months ended February 28, 2018
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$8,593	$3,780	$2,052	$–	$14,425
Income (loss) from operations	3,534	837	610	–	4,981
Total assets	33,923	10,582	14,263	(17,702)	41,066
Capital expenditures	29	22	13	–	64
Capitalized software costs	692	301	155	–	1,148
Depreciation and amortization	858	190	280	–	1,328

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months and six months ended February 28, 2019 and 2018 were as follows (in thousands, because of rounding numbers may not foot):

Three months ended February 28, 2019
	North America	Europe	Asia	South America	Total
Lancaster	$2,073	$1,762	$1,171	$2	$5,008
Buffalo	2,292	–	–	–	2,292
North Carolina	971	136	65	–	1,172
Total	$5,336	$1,898	$1,236	$2	$8,472

Three months ended February 28, 2018
	North America	Europe	Asia	South America	Total
Lancaster	$1,717	$1,744	$1,079	$12	$4,552
Buffalo	1,867	–	–	–	1,867
North Carolina	664	91	183	–	938
Total	$4,248	$1,835	$1,262	$12	$7,357

Six months ended February 28, 2019
	North America	Europe	Asia	South America	Total
Lancaster	$4,184	$2,710	$2,476	$3	$9,373
Buffalo	4,357	–	–	–	4,357
North Carolina	1,716	187	375	–	2,278
Total	$10,257	$2,897	$2,851	$3	$16,008

Six months ended February 28, 2018
	North America	Europe	Asia	South America	Total
Lancaster	$3,532	$2,833	$2,213	$15	$8,593
Buffalo	3,780	–	–	–	3,780
North Carolina	1,533	45	474	–	2,052
Total	$8,845	$2,878	$2,687	$15	$14,425

NOTE 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $91,999 and $71,045 for the three months ended February 28, 2019 and 2018, respectively and $178,938 and $142,426 for the six months ended February 28, 2019 and 2018 respectively.

NOTE 11 - SUBSEQUENT EVENTS:

Dividend Declared

On April 7, 2019, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend will be distributed on Wednesday May 1, 2019, for shareholders of record as of Wednesday April 24, 2019.

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

In January 2019 DILIsym Services and Simulations Plus entered into a two-year, $2.7 million collaboration with a large pharmaceutical company on the development of a new Quantitative Systems Pharmacology (QSP) model that will provide the ability to predict the efficacy of drugs being developed to treat idiopathic pulmonary fibrosis (IPF). Part of this funding will go towards expansion of GastroPlus to improve the predictions of compound exposure upon inhalation of drugs.

In addition to the two active funded efforts with the FDA described above, we also have an unfunded RCA with the FDA’s Office of Generic Drugs (OGD) that began in 2014. The objective of this RCA, which has a five-year term, is directed toward the FDA’s evaluation of mechanistic IVIVCs (in vitro-in vivo correlations) to determine whether mechanistic absorption modeling (MAM) can relate laboratory (in vitro) dissolution experiment results to the behavior of dosage forms in humans and animals (in vivo) better than traditional empirical methods.

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

MedChem Designer™

MedChem Designer was initially a molecule-drawing program, or “sketcher”, but now has capabilities far exceeding those of other molecule-drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule-drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license, the chemist would see the entire approximately 150 predictions that are available. Over 28,000 copies of MedChem Designer have been downloaded by scientists around the world to date.

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

Our proprietary ADMET Risk score provides a single number that tells the chemist how many default threshold values for various predicted properties were crossed (or violated) by each structure. Thus, in a single number, the chemist can instantly compare the effects of different structural changes in many dimensions. The ideal score is zero; however, a low score greater than zero might be acceptable, depending on what property(s) caused the points to be assigned. If the number is too high (greater than 7), the molecule is not likely to be successful as a drug. The default rules can be modified, and new rules can be added by the user to include any desired set based on combinations of calculated molecular descriptors, predicted properties, and user inputs. As chemists attempt to modify structures to improve one property, they often cause others to become unacceptable. Without ADMET Risk, the chemist would have to individually examine many key properties for each new molecule (and its metabolites) to determine whether any of them became unacceptable as a result of changing the structure.

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

KIWI 3.0 was released in August 2018. The latest version incorporates ExploreLive and Explore, two powerful new visualization modules, introduced for exploratory data analysis of information stored in analysis datasets and NONMEM outputs. In addition, new automated diagnostics are now performed for every NONMEM run, visually reported in the Summarize module. KIWI version 3.0 also features improved infrastructure and security, as well as a completely redesigned Knowledge Portal used to access the KIWI program. In addition to full feature releases, going forward regular mini feature releases of KIWI will be distributed to KIWI clients. In 2019 Q1, an enhanced editor and grouping of visualizations for easy replication was added, resulting in streamlined model development.

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

NAFLDsym

Where DILIsym is used to investigate the likelihood that a known drug molecule would cause injury to the liver, NAFLDsym is concerned with a liver that is already diseased by excess fat and investigates the likelihood that various molecules might provide beneficial therapeutic benefits to treat or cure the disease. DILIsym can be considered a “shrink wrap” software product, usable across many companies and drug development projects. NAFLDsym, on the other hand, requires modification for each of a number of different mechanisms of action that potential new drug compounds could use to treat the disease, and so is a customized tool used in consulting projects for each new client project. NAFLDsym version 2A will be released for licensing and consulting use in spring of 2019. The software now includes the three most important components of NAFLD/NASH: steatosis, inflammation, and fibrosis.

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

We are also currently working with the FDA on three Research Collaboration Agreements (RCAs): the funded efforts for ocular/transdermal dosing and the unfunded IVIVC effort, both described above under “GastroPlus”.

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments as well as clinical trials of new and existing pharmaceutical products, typically working on 80-100 drug projects per year. Traditionally, the model-based analysis of clinical trial data was different from the modeling analysis offered by GastroPlus; the former relied more on statistical and semi-mechanistic models, whereas the latter is based on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on a detailed understanding of the human body and the chemistry of the drug and involve deep mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models guide drug formulation design and dose selection. Beginning in 2014, the U.S. F.D.A and other regulatory agencies began to emphasize the need to push mechanistic PBPK modeling and simulation into clinical pharmacology, with final guidance documents completed in 2018, and we have seen the benefit of having our clinical pharmacology teams across all three divisions working together to achieve this goal.

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

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (Therapeutic Systems Research Laboratories) pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and nonassertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000. All payments were made as of April 2017. The total consideration is being amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. To date, this has resulted in expense savings over $1,500,000 compared to the royalty payments that would have been paid to TSRL if paid consistent with past practices.

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

Results of Operations

Comparison of Three Months Ended February 28, 2019 and 2018.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	2/28/19		2/28/18
Net revenues	$8,472	100.0%	$7,357	100.0%
Cost of revenues	2,208	26.1	2,115	28.8
Gross profit	6,264	73.9	5,242	71.2
Selling, general and administrative	2,809	33.2	2,340	31.8
Research and development	724	8.5	484	6.6
Total operating expenses	3,533	41.7	2,824	38.4
Income from operations	2,730	32.2	2,418	32.9
Other income (expense)	(35)	(0.4)	(33)	(0.4)
Income from operations before taxes	2.696	31.8	2,385	32.4
Benefit (Provision for) for income taxes	(596)	(7.0)	1,090	14.8
Net income	$2,099	24.8%	$3,475	47.2%

Net Revenues

Consolidated net revenues increased by 15.2% or $1.11 million to $8.47 million in the second fiscal quarter of Fiscal Year 2019 (“2QFY19”) from $7.36 million in the second fiscal quarter of Fiscal Year 2018 (“2QFY18”). Changes by division are as follows:

•	Lancaster: $456,000 increase, representing a 10.0% increase to $5.01 million

•	Buffalo (Cognigen): $426,000 increase, representing a 22.8% increase to $2.29 million

•	North Carolina (DILIsym): $233,000 increase, representing a 24.8% increase to $1.17 million

Consolidated software and software-related sales increased $522,000 or 12.3%, while consolidated consulting and analytical study revenues increased $593,000 or 19.0% over 2QFY18.

Cost of Revenues

Consolidated cost of revenues increased by $92,000, or 4.4%, in 2QFY19 to $2.21 million from $2.12 million in 2QFY18. Labor-related cost increased by $220,000, a combination of increased labor count, and salary increases. Direct contract expenses decreased by $123,000 this fiscal quarter compared to the prior year due to lower testing costs in the period.

Cost of Revenues as a percentage of revenues decreased by 2.7% in 2QFY19 to 26.1% as compared to 28.8% in 2QFY18, due to higher sales and lower direct contract cost incurred.

Gross Profit

Consolidated gross margin increased $1.02 million or 19.5%, to $6.26 million in 2QFY19 from $5.24 million in 2QFY18. The Lancaster division’s gross margin increased $451,000 or 12.1%, resulting in an 83.2% gross margin percentage. The Buffalo division’s gross margin increased $239,000 or 23.9%, resulting in a gross margin percentage of 54.0%. DILIsym of North Carolina showed an increase in gross margin of $332,000 or 63.3%, resulting in a gross margin of 73.2%

Overall gross margin as a percentage of revenue increased by 2.7% to 73.9% in 2QFY19 from 71.2% in 2QFY18.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $470,000, or 20.1% to $2.81 million in 2QFY19 from $2.34 million in 2QFY18. As a percent of revenues, SG&A was 33.2% for 2QFY19, compared to 31.8% in 2QFY18.

The major increases in SG&A expense were:

o	Selling expenses, including commissions and advertising, increased $35,000.
o	Legal and professional fees increased by $26,000 due to compliance related audit and review costs.
o	G&A Salaries and Wages increased by $223,000; this increase is a combination of increased stock compensation costs, annual salary increases, 401k expense, and increased head count.
o	Recruiting and hiring increased $67,000.
o	Insurance Expense increased $34,000; mostly health-related medical costs due to cost increases and higher employee counts.

The major decreases in SG&A expense were:

o	No material decreases in SG&A expenses were noted.

Research and Development

Total research and development cost increased $174,000 in 2QFY19 compared to 2QFY18. In 2QFY19 we incurred approximately $1,299,000 of research and development costs, of this amount, $575,000 was capitalized and $724,000 was expensed. In 2QFY18 we incurred approximately $1,124,000 of research and development costs, of this amount, $640,000 was capitalized and $484,000 was expensed.

Income from operations

Income from operations increased $313,000 or 13.0% in 2QFY19 compared to 2QFY18.

•	Lancaster	Increased $69,000 or 3.7%
•	Buffalo	Increased $73,000 or 22.3%
•	No. Carolina	Increased $171,000 or 87.81%

Provision for Income Taxes

The provision for income taxes was an expense of $596,000 for the 2QFY19 compared to a tax benefit of $1,090,000 for the 2QFY18. The difference is that in the prior year we had completed an assessment of deferred taxes based on the new tax rates enacted under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) requiring the company to recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Based on the assessment the Company posted a one-time tax benefit in the amount of $1,500,000 in the second fiscal quarter of 2018, the result of estimating future deferred liabilities at the lower tax rates under the newly enacted tax laws.

The effective rate for the three months was an expense of 22.1% compared to a benefit of 45.7% in the prior year. The significant change is from the effect of the tax benefit due to the rate change applied to deferred tax liabilities in 2018.

Net Income

Net income decreased by $1.37 million, or 39.6%, in 2QFY19 to $2.1 million from $3.47 million in 2QFY18. The decrease in net income comes mainly from the effects of the posting of the $1,500,000 one-time tax benefit in 2QFY18.

Comparison of Six Months Ended February 28, 2019 and 2018

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Six Months Ended
	2/28/19		2/28/18
Net revenues	$16,008	100.00%	$14,425	100.00%
Cost of revenues	4,407	27.5	3,851	26.7
Gross profit	11,601	72.5	10,574	73.3
Selling, general and administrative	5,530	34.5	4,748	32.9
Research and development	1,254	7.8	845	5.9
Total operating expenses	6,784	42.4	5,593	38.8
Income from operations	4,817	30.1	4,981	34.5
Other income	(100)	(0.6)	(79)	(0.6)
Income from operations before taxes	4,717	29.5	4,902	34.0
Benefit (Provision for) for income taxes	(1,082)	(6.8)	289	2.0
Net income	$3,635	22.7%	$5,191	36.0%

Net Revenues

Consolidated net revenues increased by $1.58 million or 11.0% to $16.01 million in the first six months of Fiscal Year 2019 “6moFY19”) from $14.43 million in the first six months of Fiscal Year 2018 (“6moFY18”). Changes by division are as follows:

•	Lancaster: $780,000 increase, representing a 9.1% increase to $9.37 million

•	Buffalo (Cognigen): $577,000 increase, representing a 15.3% increase to $4.36 million

•	North Carolina (DILIsym): $225,000 increase, representing an 11.0% increase to $2.28 million

Consolidated software and software-related sales increased $780,000 or 9.8%, while consolidated consulting and analytical study revenues increased $1.18 million or 18.2% over 6moFY18.

Cost of Revenues

Consolidated cost of revenues increased by $556,000, or 14.4%, in 6moFY19 to $4.41 million from $3.85 million in 6moFY18. Labor-related costs accounted for $544,000 of this increase. Other significant increases in cost of revenues included an additional $63,000 of software amortization expense. During the period direct contract costs decreased by approximately $71,000.

Cost of Revenues as a percentage of revenue increased by 0.8% in 6moFY19 to 27.5% as compared to 26.7% in 6moFY18.

Gross Profit

Consolidated gross margin increased $1.03 million or 9.7%, to $11.60 million in 6moFY19 from $10.57 million in 6moFY18. The Lancaster division’s gross margin increased $657,000 or 9.3%, resulting in a gross margin percentage of 82.2%. The Buffalo division’s gross margin increased $127,000 or 5.7%, resulting in a gross margin percentage of 53.5%, and DILIsym of North Carolina showed an increase in gross margin of $242,000 or 18.4%, resulting in a 68.5% gross margin percentage.

Overall gross margin as a percentage of revenue decreased by 0.8% to 72.5% in 6moFY19 from 73.3% in 6moFY18.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $782,000, or 16.5% to $5.53 million in 6moFY19 from $4.75 million in 6moFY18. As a percent of revenues, SG&A was 34.6% for 6moFY19, compared to 32.9% in 6moFY18.

The major increases in SG&A expense were:

o	Commissions expense: $52,000
o	Contract labor: $40,000 made up of outsourced services and increased Director compensation program costs
o	Employee 401k expense: $36,000
o	G&A Salaries and Wages increased by $343,000; this increase is predominantly related to increased head count in Lancaster and Buffalo
o	Insurance Expense $59,000; mostly health-related medical costs due to cost increases and higher employee counts
o	Payroll tax expense increased $40,000
o	Recruiting and hiring: $80,000
o	Software licenses: $45,000

The major decreases in SG&A expense were:

o	Trade show costs decreased $57,000

Research and Development

Total research and development cost increased $201,000 in 6moFY19 compared to 6moFY18. In 6moFY19 we incurred approximately $2,193,000 of research and development costs, of this amount, $940,000 was capitalized and $1,253,000 was expensed. In 6moFY18 we incurred approximately $1,993,000 of research and development costs, of this amount, $1,147,000 was capitalized and $845,000 was expensed.

Income from operations

Income from operations decreased $164,000 or 3.3% in 6moFY19 compared to 6moFY18.

•	Lancaster	Increased $35,000 or 1.0%
•	Buffalo	Decreased $131,000 or 15.6%
•	No. Carolina	Decreased $69,000 or 11.3%

Other income (expense)

Other income(expense) was an expense of $100,000 compared to expense of $79,000 in 6moFY18. This $21,000 difference primarily reflects foreign currency exchange loss.

Provision for Income Taxes

The provision for income taxes was an expense of $1,082,000 for the 6moFY19 compared to a tax benefit of $289,000 for the 6moFY18. The difference is that in the prior year we had completed an assessment of deferred taxes based on the new tax rates enacted under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) requiring the company to recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Based on the assessment the Company posted a one-time tax benefit in the amount of $1,500,000 in the second fiscal quarter of 2018, the result of estimating future deferred liabilities at the lower tax rates under the newly enacted tax laws.

The effective rate for the six months was an expense of 22.9% compared to a benefit of 5.9% in the prior year. The significant change is from the effect of the tax benefit due to the rate change applied to deferred tax liabilities in 2018.

Net Income

Net income decreased by $1.56 million, or 30.0%, in 6moFY19 to $3.64 million from $5.19 million in 6moFY18. $1,500,000 of this decrease, representing approximately 96% of the change, is from the effects of the reassessment of deferred taxes under the new rates enacted under the Tax Cuts and Jobs Act of 2017. Without the deferred tax benefit, net income would have decreased by approximately $100,000 or 2%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 28, 2019 and August 31, 2018, we had cash and cash equivalents of $9.89 million and $9.40 million, respectively. We do not hold any investments that are exposed to market risk due to changes in interest rates, which could adversely affect the value of our assets and liabilities. In addition, we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the three and six months ended February 28, 2019 and 2018, we sold $1,062,000 and $903,000, and $1,871,000 and $1,572,000, respectively, of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables are subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of February 28, 2019, that our disclosure controls and procedures were effective.

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

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

N/A

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1 (4)^	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto.
3.1 (2)	Articles of Incorporation of the Company.
3.2 (2)	Amended and Restated Bylaws of the Company.
4.1 (1)	Form of Common Stock Certificate.
4.2 (1)	Share Exchange Agreement.
10.1 (1) (†)	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto.
10.2 (3) (†)	The Company’s 2007 Stock Option Plan, as amended.
10.3 (10)	Second Amendment to Lease by and between the Company and Crest Development LLC, dated as of May 1, 2016.
10.4 (5) (†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 8, 2016.
10.5 (6)	Form of Indemnification Agreement.
10.6 (8)	2017 Equity Incentive Plan.
10.7 (7)	Stock Purchase Agreement by and among Simulation Plus, Inc., DILIsym Services, Inc., The Shareholders’ Representative and The Shareholders of DILIsym Services, Inc., dated as of May 1, 2017.
10.8 (9)(†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of September 1, 2017.
10.9 (9) (†)	Employment Agreement by and between the Company and John DiBella, dated as of September 1, 2017.
10.10 (9) (†)	Employment Agreement by and between the Company and Thaddeus H Grasela Jr., dated as of September 2, 2017.
10.11 (11)(†)	Employment Agreement by and between the Company and Shawn O’Connor, dated as of June 26, 2018.
31.1	Section 302 – Certification of the Principal Executive Officer*
31.2	Section 302 – Certification of the Principal Financial Officer*
32	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
†	Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(3)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed April 9, 2014.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 11, 2016.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 10, 2016.
(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2017.
(8)	Incorporated by reference to Appendix A to the Company’s Schedule 14A filed December 29. 2016.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed September 6, 2017.
(10)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2016.
(11)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2018.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 9, 2019.

Simulations Plus, Inc.

Date:	April 9, 2019	By: /s/ John R Kneisel
John R. Kneisel
Chief Financial Officer

