Form 10-Q
period 2019-05-31
SIMULATIONS PLUS INC
filed 2019-07-10
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended May 31, 2019

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

42505 10th Street West

Lancaster, CA 93534-7059

(Address of principal executive offices including zip code)

(661) 723-7723

(Registrant’s telephone number, including area code)

                                 N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 10, 2019 was 17,531,487, no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended May 31, 2019

i

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31,	August 31,
ASSETS
	2019	2018
Current assets
Cash and cash equivalents	$10,308,125	$9,400,701
Accounts receivable, net of allowance for doubtful accounts of $0	7,735,323	5,514,528
Revenues in excess of billings	2,680,788	1,985,596
Prepaid income taxes	–	312,593
Prepaid expenses and other current assets	533,772	610,439
Total current assets	21,258,008	17,823,857
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $12,030,641 and $11,095,903	4,879,484	5,152,594
Property and equipment, net (note 4)	311,841	335,224
Intellectual property, net of accumulated amortization of $3,716,460 and $3,019,584	5,258,541	5,905,416
Other intangible assets net of accumulated amortization of $1,120,625 and $852,500	3,369,375	3,637,500
Goodwill	10,387,198	10,387,198
Other assets	37,227	37,227
Total assets	$45,501,674	$43,279,016

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$209,085	$351,605
Accrued payroll and other expenses	1,409,202	1,152,176
Income taxes payable	434,886	–
Current portion - Contracts payable (note 5)	1,700,000	2,556,644
Billings in excess of revenues	498,972	384,603
Deferred revenue	822,159	381,928
Total current liabilities	5,074,304	4,826,956

Long-term liabilities
Deferred income taxes,net	2,715,632	3,195,139
Payments due under Contracts payable (note 5)	1,743,357	3,334,296
Total liabilities	9,533,293	11,356,391

Commitments and contingencies (note 6)

Shareholders' equity (note 7)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 17,527,983 and 17,416,445 shares issued and outstanding	7,531	7,417
Additional paid-in capital	14,813,016	13,453,668
Retained earnings	21,147,834	18,461,540
Total shareholders' equity	35,968,381	31,922,625
Total liabilities and shareholders' equity	$45,501,674	$43,279,016

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2019 and May 31, 2018

	Three months ended		Nine months ended
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018

Revenues	$9,936,921	$8,553,068	$25,944,545	$22,978,565
Cost of revenues	2,324,188	2,022,972	6,734,890	5,874,062
Gross margin	7,612,733	6,530,096	19,209,655	17,104,503
Operating expenses
Selling, general, and administrative	3,087,445	2,604,168	8,613,788	7,352,404
Research and development	643,255	508,356	1,896,926	1,353,503
Total operating expenses	3,730,700	3,112,524	10,510,714	8,705,907

Income from operations	3,882,033	3,417,572	8,698,941	8,398,596

Other income (expense)
Interest income	11,050	7,825	20,296	18,313
Interest expense	(32,702)	(38,188)	(109,078)	(114,846)
(Loss) Income on currency exchange	(7,941)	9,441	(40,467)	(3,820)
Total other income (expense)	(29,593)	(20,922)	(129,249)	(100,353)

Income before provision for income taxes	3,852,440	3,396,650	8,569,692	8,298,243
Provision for income taxes	(963,734)	(990,613)	(2,045,590)	(701,415)
Net Income	$2,888,706	$2,406,037	$6,524,102	$7,596,828

Earnings per share
Basic	$0.16	$0.14	$0.37	$0.44
Diluted	$0.16	$0.13	$0.36	$0.43

Weighted-average common shares outstanding
Basic	17,519,849	17,339,937	17,472,922	17,308,414
Diluted	18,096,195	17,904,428	18,008,336	17,850,171

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the nine months ended May 31, 2019 and the year ended August 31, 2018

(UNAUDITED)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Retained Earnings	Total

Balance, August 31, 2017	17,277,604	$7,278	$12,109,141	$13,688,468	$25,804,887

Exercise of stock options	7,792	8	27,530		27,538

Stock-based Compensation			130,221		130,221

Shares issued to Directors for services	2,256	2	36,771		36,773

Declaration of Dividend				(1,037,088)	(1,037,088)

Net income				1,716,006	1,716,006
Balance, November 30, 2017	17,287,652	7,288	12,303,663	14,367,386	26,678,337

Exercise of stock options	35,293	36	142,261		142,297

Stock-based Compensation			141,496		141,496

Shares issued to Directors for services	2,277	2	36,771		36,773

Declaration of Dividend				(1,039,065)	(1,039,065)

Net income				3,474,787	3,474,787
Balance, February 28, 2018	17,325,222	7,326	12,624,191	16,803,108	29,434,625

Exercise of stock options	30,990	31	140,219		140,250

Stock-based Compensation			132,437		132,437

Shares issued to Directors for services	2,232	2	36,714		36,716

Declaration of Dividend				(1,041,240)	(1,041,240)

Net income				2,406,037	2,406,037
Balance, May 31, 2018	17,358,444	7,359	12,933,561	18,167,905	31,108,825

Exercise of stock options	55,931	56	325,443		325,499

Stock-based Compensation			157,924		157,924

Shares issued to Directors for services	2,070	2	36,740		36,742

Declaration of Dividend				(1,044,347)	(1,044,347)

Net income				1,337,982	1,337,982
Balance, August 31, 2018	17,416,445	7,417	13,453,668	18,461,540	31,922,625

Exercise of stock options	41,103	42	357,410		357,452

Stock-based Compensation			200,029		200,029

Shares issued to Directors for services	2,222	2	44,904		44,906

Adjustment for 606				(692,944)	(692,944)

Declaration of Dividend				(1,045,073)	(1,045,073)

Net income				1,535,947	1,535,947
Balance, November 30, 2018	17,459,770	7,461	14,056,011	18,259,470	32,322,942

Exercise of stock options	37,680	38	121,912		121,950

Stock-based Compensation			208,715		208,715

Shares issued to Directors for services	2,508	4	48,954		48,958

Declaration of Dividend				(1,048,887)	(1,048,887)

Net income				2,099,449	2,099,449
Balance, February 28, 2019	17,499,958	7,503	14,435,592	19,310,032	33,753,127

Exercise of stock options	25,849	26	103,747		103,773

Stock-based Compensation			224,654		224,654

Shares issued to Directors for services	2,176	2	49,023		49,025

Declaration of Dividend				(1,050,904)	(1,050,904)

Net income				2,888,706	2,888,706
Balance, May 31, 2019	17,527,983	7,531	14,813,016	21,147,834	35,968,381

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2019 and May 31, 2018

(UNAUDITED)

	2019	2018
Cash flows from operating activities
Net income	$6,524,102	$7,596,828
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,070,583	2,015,825
Change in value of contingent consideration	109,061	114,564
Stock-based compensation	776,287	514,416
Deferred income taxes	(248,526)	(1,737,199)
(Increase) decrease in
Accounts receivable	(2,220,795)	(3,652,934)
Revenues in excess of billings	(695,192)	(537,337)
Prepaid income taxes	312,593	462,443
Prepaid expenses and other assets	76,667	73,102
Increase (decrease) in
Accounts payable	(142,520)	(43,782)
Accrued payroll and other expenses	257,026	122,902
Billings in excess of revenues	114,369	217,846
Accrued income taxes	434,886	169,452
Deferred revenue	145,406	467,281
Net cash provided by operating activities	7,513,947	5,783,407

Cash flows used in investing activities
Purchases of property and equipment	(75,861)	(89,648)
Purchases of intellectual property	(50,000)	–
Capitalized computer software development costs	(1,362,329)	(1,631,724)
Net cash used in investing activities	(1,488,190)	(1,721,372)

Cash flows used in financing activities
Payment of dividends	(3,144,864)	(3,117,393)
Payments on Contracts Payable	(2,556,644)	(247,328)
Proceeds from the exercise of stock options	583,175	310,083
Net cash used in financing activities	(5,118,333)	(3,054,638)

Net increase (decrease) in cash and cash equivalents	907,424	1,007,397
Cash and cash equivalents, beginning of year	9,400,701	6,215,718
Cash and cash equivalents, end of period	$10,308,125	$7,223,115

Supplemental disclosures of cash flow information
Income taxes paid	$1,503,740	$1,763,825

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2019 should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on November 14, 2018. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 and its related amendments regarding Accounting Standards Codification Topic 606 (ASC Topic 606), Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of incremental costs related to obtaining customer contracts. We adopted ASC Topic 606, effective September 1, 2018, utilizing the modified retrospective method. This approach was applied to contracts that were in process as of September 1, 2018, and the corresponding incremental costs of obtaining those contracts, which resulted in a cumulative effect adjustment of $692,944 to the opening balance of retained earnings at the date of adoption. The adoption of this ASU primarily impacts the timing of our revenue recognition for certain sales contracts, the capitalization and amortization of incremental costs of obtaining a contract, and related disclosures. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for fiscal year 2018 are not adjusted and continue to be reported under ASC Topic 605.

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

•

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of August 31, 2018 and May 31, 2019. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis using the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $322,552 and $331,862 for the three months ended May 31, 2019 and 2018, respectively, and $1,006,339 and $952,894 for the nine months ended May 31, 2019 and 2018, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of May 31, 2019, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation, and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of May 31, 2019, the entire balance of goodwill was attributed to two of the Company's reporting units, Cognigen Corporation and DILIsym Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. There were no changes to goodwill, nor has the Company recognized any impairment charges, during the three-month and nine-month periods ended May 31, 2019 and 2018.

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

The following table summarizes fair value measurements at May 31, 2019 and August 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

May 31, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,308,125	$–	$–	$10,308,125
Acquisition-related contingent consideration obligations	$–	$–	$3,443,357	$3,443,357

August 31, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,400,701	$–	$–	$9,400,701
Acquisition-related contingent consideration obligations	$–	$–	$4,890,940	$4,890,940

As of May 31, 2019, and August 31, 2018, the Company has a liability for contingent consideration related to its acquisition of the DILIsym Services, Inc. The fair-value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair-value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value.

Value at August 31, 2018	$4,890,940
Contingent consideration payments	(1,556,644)
Change in value of contingent consideration	109,061
Value at May 31, 2019	$3,443,357

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

Intellectual property

On February 28, 2012, we bought out a royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended May 31, 2019 and 2018 was $1,875 and was $5,625 for each of the nine-month periods ended May 31, 2019, and 2018. Accumulated amortization as of May 31, 2019 and August 31, 2018 were $54,375 and $48,750, respectively.

On May 15, 2014, we entered into a termination and nonassertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended May 31, 2019 and 2018 was $150,000, and $450,000 for each of the nine-month periods ended May 31, 2019 and 2018. Accumulated amortization as of May 31, 2019 and August 31, 2018 were $3,025,000 and $2,575,000, respectively.

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with the drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the three months and nine months ended May 31, 2019 and 2018 was $79,167 and $237,501, respectively, and is included in cost of revenues. Accumulated amortization as of May 31, 2019 and August 31, 2018 were $633,334 and $395,833, respectively.

In September 2018, we purchased certain intellectual property rights of Entelos Holding Company, a Delaware Corporation. The cost of $50,000 is being amortized over 10 years under the straight-line method. Amortization expense for the three months and nine months period ended May 31, 2019 was $1,250 and $3,750, respectively. Accumulated amortization as of May 31, 2019 was $3,750.

Total amortization expense for intellectual property agreements for the three months ended May 31, 2019 and 2018 was $232,292 and $231,042, respectively, and total amortization expense for the nine months ended May 31, 2019 and 2018 was $696,876 and $693,125 respectively. Accumulated amortization as of May 31, 2019 was $3,716,459 and $3,019,584 as of August 31, 2018.

Intangible assets

The following table summarizes intangible assets as of May 31, 2019:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$653,125	$446,875
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	47,500	2,500
Covenants not to compete-DILIsym	Straight line 4 years	80,000	40,000	40,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 10 years	1,900,000	380,000	1,520,000
		$4,490,000	$1,120,625	$3,369,375

Amortization expense for each of the three-month and nine-month periods ended May 31, 2019 and 2018 was $89,375 and $268,125, respectively. According to policy, in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share computation is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2019 and 2018 were as follows:

	Three months ended		Nine months ended
	5/31/2019	5/31/2018	5/31/2019	5/31/2018
Numerator:
Net income attributable to common shareholders	$2,888,706	$2,406,037	$6,524,102	$7,596,828
Denominator:
Weighted-average number of common shares outstanding during the period	17,519,849	17,339,937	17,472,922	17,308,414
Dilutive effect of stock options	576,346	564,491	535,414	541,757
Common stock and common stock equivalents used for diluted earnings per share	18,096,195	17,904,428	18,008,336	17,850,171

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $224,654 and $132,437 for the three months ended May 31, 2019 and 2018, respectively and $633,398 and 404,154 for the nine months ended May 31, 2019 and 2018, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General, and Administration (SG&A), and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the nine months ended May 31, 2019 and 2018.

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

Contract liabilities

During the three months and nine months period ended May 31, 2019 the Company recognized $116,000 and $749,000 of revenue that was included in contract liabilities as of August 31, 2018.

Disaggregation of Revenues

Disaggregation of Revenues:	Three Months Ended May 31, 2019	Nine Months Ended May 31, 2019
Software licenses
Point in time	$5,634,925	$13,983,798
Over time	189,575	677,388
Consulting services
Over time	4,112,421	11,283,359
Total Revenue	$9,936,921	$25,944,545

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

The following tables present the amount by which each condensed consolidated financial statement line item is affected as of and for the three and nine months ended May 31, 2019 by ASC Topic 606:

	Three Months Ended May 31, 2019
	As Reported	Balances Without the adoption of ASC Topic 606	Effect of Change
Revenues	$9,936,921	$9,932,576	$4,345
Cost of revenues	2,324,188	2,277,531	46,657
Gross profit	7,612,733	7,655,045	(42,312)
Income from operations	3,882,033	3,924,345	(42,312)
Income before provision for income taxes	3,852,440	3,894,752	(42,312)
Provision for income taxes	(963,734)	(974,312)	(10,578)
Net Income	$2,888,706	$2,920,440	$(31,734)
Earnings per share-Diluted	$0.16	$0.16	$–
Weighted-average common shares outstanding, Diluted	18,096,195	18,096,195	–

	Nine Months Ended May 31, 2019
	As Reported	Balances Without the adoption of ASC Topic 606	Effect of Change
Revenues	$25,944,545	$25,937,313	$7,232
Cost of revenues	6,734,890	6,561,464	173,426
Gross profit	19,209,655	19,375,849	(166,194)
Income from operations	8,698,941	8,865,135	(166,194)
Income before provision for income taxes	8,569,692	8,735,886	(166,194)
Provision for income taxes	(2,045,590)	(2,101,773)	(56,183)
Net Income	$6,524,102	$6,634,113	$(110,011)
Earnings per share-Diluted	$0.36	$0.37	$–
Weighted-average common shares outstanding, Diluted	18,008,336	18,008,336	–

	Nine Months Ended May 31, 2019
	As Reported	Balances Without the adoption of ASC Topic 606	Effect of Change
Cash Flows From Operating Activities:
Net income	$6,524,102	$6,634,113	$(110,011)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,070,583	2,175,691	(105,108)
Changes in operating assets and liabilities:
Deferred revenue	145,406	138,174	(7,232)
Net cash provided by operating activities	7,513,957	7,263,196	(250,761)
Cash flows used in investing activities
Capitalized computer software development costs	$(1,362,329)	$(1,640,862)	$278,533

NOTE 4: Property and Equipment

Property and equipment as of May 31, 2019 consisted of the following:

Equipment	$699,240
Computer equipment	391,992
Furniture and fixtures	160,990
Leasehold improvements	110,165
Sub total	1,362,387
Less: Accumulated depreciation and amortization	(1,050,546)
Net Book Value	$311,841

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

As of May 31, 2019 and August 31, 2018 the following liabilities have been recorded:

	May 31, 2019	August 31, 2018
Working Capital Liability	$–	$–
Holdback Liability	–	1,000,000
Earn-out Liability	3,443,357	4,890,940
Sub Total	$3,443,357	$5,890,940
Less: Current Portion	1,700,000	2,556,644
Long-Term	$1,743,357	$3,334,296

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

Our Buffalo subsidiary leases approximately 12,623 square feet of space in Buffalo, New York. The initial five-year term expired in October 2018; and was renewed for a three-year option to extending it to October 2021. The new base rent is $16,147 per month.

In September 2017 DILIsym service signed a three-year lease for approximately 1,900 rentable square feet of space in Research Triangle Park, North Carolina. The initial three-year term expires in October 2020. The initial base rent is $3,975 per month with an annual 3% adjustment. Prior to this lease DILIsym was on a month-to-month rental.

Rent expense, including common area maintenance fees for the three months ended May 31, 2019, and 2018 was $147,581 and $144,589, respectively, and $436,357 and $424,077 for the nine months ended May 31, 2019 and 2018, respectively.

Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company executed a royalty agreement with Dassault Systèmes Americas Corp. for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. We incurred royalty expense of $55,924 and $44,835, respectively, for the three months ended May 31, 2019 and 2018, respectively and $147,495 and $124,567 for the nine months ended May 31, 2019 and 2018, respectively.

Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $-0- for fiscal year 2018. We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal years 2016 through 2018 are open for audit, and our state tax returns for fiscal year 2014 through 2018 remain open for audit. In addition, certain elements of prior tax years, such as R&D credits, may remain open and may be subject to future audit.

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

NOTE 7: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2019 and 2018. The details of the dividends paid are in the following tables:

FY2019
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/1/2018	11/08/2018	17,417,875	$0.06	$1,045,073
1/25/2019	2/1/2019	17,481,450	$0.06	1,048,887
4/09/2019	5/01/2019	17,515,228	$0.06	1,050,904
Total				$3,144,864

FY2018
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
1/26/2018	2/2/2018	17,317,752	$0.06	1,039,065
4/25/2018	5/2/2018	17,354,005	$0.06	1,041,240
7/26/2018	8/2/2018	17,405,775	$0.06	1,044,347
Total				$4,161,740

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

As of May 31, 2019, employees and directors hold stock options to purchase 1,205,126 shares of common stock at exercise prices ranging from $6.75 to $23.75

The following table summarizes information about stock options:

Transactions in FY19	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2018	1,134,976	$9.44	7.31
Granted	215,500	$20.23
Exercised	(104,632)	$6.24
Cancelled/Forfeited	(40,718)	$10.31
Expired	–	$–
Outstanding, May 31, 2019	1,205,126	$11.62	7.25
Exercisable, May 31, 2019	524,576	$8.74	6.47

The weighted-average remaining contractual life of options outstanding issued under the Plan was 7.25 years at May 31, 2019. The exercise prices for the options outstanding at May 31, 2019 ranged from $6.75 to $23.75, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.75	$8.00	257,900	5.26 years	$6.85	197,510	5.27 years	$6.85
$8.01	$12.00	673,360	7.26 years	$9.87	322,900	7.18 years	$9.83
$12.01	$16.00	12,916	8.22 years	$14.44	4,166	8.23 years	$14.46
$16.01	$20.00	179,950	9.29 years	$19.73	0	–	$–
$20.01	$23.75	81,000	8.67 years	$22.88	0	–	$–
		1,205,126	7.25 years	$11.62	524,576	6.47 years	$8.74

During the three and nine-month periods ended May 31, 2019, the Company issued 2,176 and 6,906 shares of stock to non-management directors of the Company valued at $49,025 and $142,888, respectively as compensation for services rendered to the Company.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California and North Carolina with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At May 31, 2019 the Company had cash and cash equivalents exceeding insured limits by approximately $9,000,000.

Revenue concentration shows that international sales accounted for 36% and 41% of net sales for the nine months ended May 31, 2019 and 2018, respectively. Three customers accounted for 9%, 8% (a dealer account in Japan representing various customers), and 7% of net sales during the nine months ended May 31, 2019. Three customers accounted for 9% (a dealer account in Japan representing various customers), 7% and 5% of net sales for the nine months ended May 31, 2018.

Accounts receivable concentration shows that five customers comprised 10% (a dealer account in Japan representing various customers), 9%, 8%, 5% and 5% of accounts receivable at May 31, 2019, compared to six customers comprised 13%, (a dealer account in Japan representing various customers) 9%, 6%, 6%, 5% and 5% of accounts receivable at May 31, 2018.

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

Results for each segment and consolidated results are as follows for the three-month periods ended May 31, 2019 and 2018 (in thousands, because of rounding numbers may not foot):

Three months ended May 31, 2019
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$6,025	$2,538	$1,374	$–	$9,937
Income (loss) from operations	3,044	387	451	–	3,882
Total assets	40,130	10,147	12,927	(17,702)	45,502
Capital expenditures	31	8	3	–	42
Capitalized software costs	351	27	44	–	422
Depreciation and amortization	440	92	146	–	678

Three months ended May 31, 2018
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$5,654	$1,942	$957	$–	$8,553
Income (loss) from operations	3,031	384	3	–	3,418
Total assets	35,009	11,180	14,393	(17,702)	42,880
Capital expenditures	9	17	–	–	26
Capitalized software costs	318	165	–	–	484
Depreciation and amortization	437	105	146	–	688

Nine months ended May 31, 2019
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$15,398	$6,895	$3,652	$–	$25,945
Income (loss) from operations	6,614	1,093	992	–	8,699
Total assets	40,130	10,147	12,927	(17,702)	45,502
Capital expenditures	34	25	16	–	75
Capitalized software costs	1,135	93	134	–	1,362
Depreciation and amortization	1,366	272	432	–	2,070

Nine months ended May 31, 2018
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$14,247	$5,722	$3,010	$–	$22,979
Income (loss) from operations	6,566	1,220	613	–	8,399
Total assets	35,009	11,180	14,393	(17,702)	42,880
Capital expenditures	37	40	13	–	90
Capitalized software costs	1,011	466	155	–	1,632
Depreciation and amortization	1,295	295	426	–	2,016

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months and nine months ended May 31, 2019 and 2018 were as follows (in thousands, because of rounding numbers may not foot):

Three months ended May 31, 2019
	North America	Europe	Asia	South America	Total
Lancaster	$2,872	$1,497	$1,656	$–	$6,025
Buffalo	2,538	–	–	–	2,538
North Carolina	906	363	105	–	1,374
Total	$6,316	$1,860	$1,761	$–	$9,937

Three months ended May 31, 2018
	North America	Europe	Asia	South America	Total
Lancaster	$2,595	$1,367	$1,692	$–	$5,654
Buffalo	1,942	–	–	–	1,942
North Carolina	715	150	92	–	957
Total	$5,252	$1,517	$1,784	$–	$8,553

Nine months ended May 31, 2019
	North America	Europe	Asia	South America	Total
Lancaster	$7,056	$4,207	$4,132	$3	$15,398
Buffalo	6,895	–	–	–	6,895
North Carolina	2,622	550	480	–	3,652
Total	$16,573	$4,757	$4,612	$3	$25,945

Nine months ended May 31, 2018
	North America	Europe	Asia	South America	Total
Lancaster	$6,126	$4,201	$3,905	$15	$14,247
Buffalo	5,722	–	–	–	5,722
North Carolina	2,249	195	566	–	3,010
Total	$14,097	$4,396	$4,471	$15	$22,979

NOTE 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $116,839 and $95,585 for the three months ended May 31, 2019 and 2018, respectively and $295,777 and $238,011 for the nine months ended May 31, 2019 and 2018 respectively.

NOTE 11 - SUBSEQUENT EVENTS:

Dividend Declared

On July 8, 2019, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend will be distributed on Thursday August 1, 2019, for shareholders of record as of Thursday July 25, 2019.

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

GastroPlus®

Our flagship product, originally introduced in 1998, and currently our largest single source of software revenue, is GastroPlus. GastroPlus mechanistically simulates the absorption, pharmacokinetics, pharmacodynamics, and drug-drug interactions of compounds administered to humans and animals and is currently the most widely used commercial software of its type by pharmaceutical companies, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and other countries. In May 2019, we were pleased to announce the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan added licenses to the GastroPlus software suite.

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

In May 2018, we released Version 9.6 of GastroPlus. Version 9.6 provided the following new functionalities and advanced decision-making tools for preclinical and early clinical trial simulation and modeling analysis:

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

Version 9.7 was in final testing as of May 31, 2019 and released in June 2019. This version adds a number of important new capabilities, including improvements to population simulations, dissolution, absorption, PBPK models, and drug-drug interactions, among others.

•	The ability to add lysosomal trapping effect to PBPK tissues
•	New mechanistic pregnancy PBPK model (with fetus compartment)
•	Additional solubility inputs for different drug forms (crystalline, amorphous)
•	New models of standard compounds (substrates/inhibitors/inducers) in DDI Module
•	Expanded fed state conditions based on meal type
•	New ability to allow different tissue model types (perfusion- or permeability-limited) between parent and metabolites or victim perpetrator in metabolite tracking/DDI simulations
•	PK-PD model additions to PDPlus Module
•	Updates to the dermal absorption (TCAT) model through Cosmetics Europe project
•	New effect of immune response with intramuscular injection models
•	Updated default populations for extensive, intermediate, and poor metabolizers based on specific genotypes

DDDPlus™

DDDPlus mechanistically simulates in vitro (laboratory) experiments that measure the rate of dissolution of a drug as well as, if desired, the additives (excipients) in a particular dosage form (e.g., powder, tablet, capsule, or injectable solids) under a variety of experimental conditions. This unique software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the disintegration and dissolution rates of various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, (3) design in vitro dissolution experiments to better mimic in vivo (animal and human) conditions, and (4) justify product specifications. Version 5.0 of DDDPlus, which added a number of significant enhancements, was released in April 2016. This version added new formulation types (controlled release bilayer tablet, delayed release coated tablet, and immediate release coated beads), expanded formulation specification options, biorelevant solubilities and surfactant effects on dissolution, tablet compression and disintegration models, links with GastroPlus, and updated licensing.

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

Starting with version 2.0, we provide PKPlus for free to academics because we believe it will help educate the next generation of scientists entering the industries we serve and drive demand for the product. Hundreds of copies of PKPlus have been downloaded by universities around the world to date.

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

Version 9.5 was released in April 2019, adding:

•	Novel approaches to calculate uncertainty estimates on all regression models
•	New machine learning models for important metabolism and transporter endpoints
•	New machine learning models for AMES mutagenicity, a primary toxicity endpoint required during risk assessment
•	New Structure Sensitivity Analysis visualization tool to easily map atom-level contributions to model predictions
•	Improved rat-specific models to more accurately inform HTPK Simulation predictions
•	Improved Pipeline Pilot and KNIME components to extend deployment options and enterprise support for ADMET Predictor
•	Updates to output displays in MedChem Designer™

We have made significant investments in two key areas with recent versions: improving integration of our top-ranked ADMET Predictor and GastroPlus models to leverage our novel ‘Discovery PBPK’ approaches for chemists and safety researchers, and further enhancing our best-in-class AI engine to assist with drug discovery. Recent publications from pharmaceutical and chemical companies describing how they have leveraged our ‘Discovery PBPK’ methods to guide lead optimization and risk assessment illustrate how our unique offerings provide substantial value in these spaces. In April 2019, we were pleased to announce the U.S. Food and Drug Administration’s (FDA) Center for Tobacco Products procured a 15-user license to the ADMET Predictor software suite. The purchase was made to support research projects aimed at informing regulatory decision making.

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

KIWI 3 was released in August 2018. The latest version incorporates ExploreLive and Explore, two powerful new visualization modules, introduced for exploratory data analysis of information stored in analysis datasets and NONMEM outputs. In addition, new automated diagnostics are now performed for every NONMEM run, visually reported in the Summarize module. KIWI version 3.0 also features improved infrastructure and security, as well as a completely redesigned Knowledge Portal used to access the KIWI program. In addition to full feature releases, going forward regular mini feature releases of KIWI will be distributed to KIWI clients. In 2019 Q1, an enhanced editor and grouping of visualizations for easy replication was added, resulting in streamlined model development.

KIWI 4 was released in May 2019. A pharmacometric analysis is an evolutionary process – one that often results in the creation of hundreds of new program files and code changes to hundreds more due to common typographical and programmatic errors. The Model Wizard and the Covariate Analysis toolset aim to significantly reduce the time spent creating models, correcting errors, and replicating program files for performing stepwise covariate analyses, allowing pharmacometricians to focus on advancing science. With continued feedback from KIWI license holders, various visualizations within KIWI 4.0 and the pharmacometric-specific Data Repository continue to be updated with new features and functionality.

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

Currently we are approximately half-way through the work on a five-year consulting agreement with the Bill and Melinda Gates Foundation to implement a platform for coordinating the data generated by global teams engaged in model-based drug development.

We are also currently working with the FDA on three Research Collaboration Agreements (RCAs): the funded efforts for ocular/transdermal dosing and the unfunded IVIVC effort, both described above under “GastroPlus”.

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments as well as clinical trials of new and existing pharmaceutical products, typically working on 80-100 drug projects per year. Traditionally, the model-based analysis of clinical trial data was different from the modeling analysis offered by GastroPlus; the former relied more on statistical and semi-mechanistic models, whereas the latter is based on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on a detailed understanding of the human body and the chemistry of the drug and involve deep mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models support safety and efficacy decisions, first-in-human estimations, formulation optimization, and drug-drug interaction assessments. Beginning in 2014, the U.S. F.D.A and other regulatory agencies began to emphasize the need to push mechanistic PBPK modeling and simulation into clinical pharmacology, with final guidance documents completed in 2018, and we have seen the benefit of having our clinical pharmacology teams across all three divisions working together to achieve this goal.

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

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (Therapeutic Systems Research Laboratories) pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and nonassertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000. All payments were made as of April 2017. The total consideration is being amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. To date, this has resulted in expense savings over $1,700,000 compared to the royalty payments that would have been paid to TSRL if paid consistent with past practices.

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

Results of Operations

Comparison of Three Months Ended May 31, 2019 and 2018.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	5/31/19		5/31/18
Net revenues	$9,937	100.0%	$8,553	100.00%
Cost of revenues	2,324	23.4	2,023	23.6
Gross profit	7,613	76.6	6,530	76.4
Selling, general and administrative	3,087	31.1	2,604	30.4
Research and development	643	6.5	508	5.9
Total operating expenses	3,731	37.5	3,112	36.4
Income from operations	3,882	39.1	3,418	40.0
Other income (expense)	(29)	(0.3)	(21)	(0.2)
Income from operations before taxes	3,852	38.8	3,397	39.7
Provision for income taxes	(964)	(9.7)	(991)	(11.6)
Net income	$2,889	29.1%	$2,406	28.1%

Net Revenues

Consolidated net revenues increased by 16.2% or $1.38 million to $9.94 million in the third fiscal quarter of Fiscal Year 2019 (“3QFY19”) from $8.55 million in the third fiscal quarter of Fiscal Year 2018 (“3QFY18”). Changes by division are as follows:

•	Lancaster: $371,000 increase, representing a 6.6% increase to $6.02 million

•	Buffalo (Cognigen): $596,000 increase, representing a 30.7% increase to $2.54 million, approximately $115,000 of revenues were for product sales at cost.

•	North Carolina (DILIsym): $416,000 increase, representing a 43.5% increase to $1.37 million

Consolidated software and software-related sales increased $230,000 or 4.1%, while consolidated consulting and analytical study revenues increased $1.15 million or 39.0% over 3QFY18.

Cost of Revenues

Consolidated cost of revenues increased by $301,000, or 14.9%, in 3QFY19 to $2.32 million from $2.02 million in 3QFY18. Labor-related cost including subcontractor payments increased by $312,000 quarter over quarter, a combination of increased labor count, and salary increases. Direct expenses on contracts increased by $104,000 this fiscal quarter compared to the prior year but we offset by $100,000 of lower testing costs in the period.

Cost of Revenues as a percentage of revenues decreased slightly by 0.3% in 3QFY19 to 23.4% as compared to 23.7% in 3QFY18.

Gross Profit

Consolidated gross margin increased $1.08 million or 16.6%, to $7.61 million in 3QFY19 from $6.53 million in 3QFY18. The Lancaster division’s gross margin increased $325,000 or 6.6%, resulting in an 86.6% gross margin percentage. The Buffalo division’s gross margin increased $217,000 or 19.5%, resulting in a gross margin percentage of 52.5%. DILIsym of North Carolina showed an increase in gross margin of $540,000 or 104%, resulting in a gross margin of 77.1%

Overall gross margin as a percentage of revenue increased by 0.3% to 76.6% in 3QFY19 from 76.3% in 3QFY18.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $483,000, or 18.6% to $3.09 million in 3QFY19 from $2.60 million in 3QFY18. As a percent of revenues, SG&A was 31.1% for 3QFY19, compared to 30.4% in 3QFY18.

The major increases in SG&A expense were:

o	G&A Salaries and Wages increased by $358,000; this increase is a combination of increased stock compensation costs, annual salary increases, 401k expense, and increased head count.
o	Recruiting and hiring increased $61,000.
o	Insurance Expense increased $50,000; includes health-related medical costs due to cost increases and higher employee counts.

The major decreases in SG&A expense were:

o	No material decreases in SG&A expenses were noted.

Research and Development

Total research and development cost increased $73,000 in 3QFY19 compared to 3QFY18. In 3QFY19 we incurred approximately $1,066,000 of research and development costs, of this amount, $422,000 was capitalized and $643,000 was expensed. In 3QFY18 we incurred approximately $993,000 of research and development costs, of this amount, $485,000 was capitalized and $508,000 was expensed.

Income from operations

Income from operations increased $464,000 or 13.6% in 3QFY19 compared to 3QFY18.

•	Lancaster	Increased $12,000 or 0.4%
•	Buffalo	Increased $4,000 or 1%
•	No. Carolina	Increased $448,000 or 140%

Provision for Income Taxes

The provision for income taxes was an expense of $964,000 for the 3QFY19 compared to a tax expense of $991,000 for the 3QFY18.

The effective rate for the three months was an expense of 25.0% compared to 29.2% in the prior year. The change is mainly due to the effect of lower Federal rates enacted at the beginning of 2018.

Net Income

Net income increased by $483,000 million, or 20.1%, in 3QFY19 to $2.9 million from $2.4 million in 3QFY18. The increase in net income comes mainly from increased revenues.

Comparison of Nine Months Ended May 31, 2019 and 2018

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Nine Months Ended
	5/31/19		5/31/18
Net revenues	$25,944	100.00%	$22,979	100.00%
Cost of revenues	6,735	26.0	5,874	25.6
Gross profit	19,209	74.0	17,105	74.4
Selling, general and administrative	8,614	33.2	7,352	32.0
Research and development	1,897	7.3	1,354	5.9
Total operating expenses	10,511	40.5	8,706	37.9
Income from operations	8,699	33.5	8,399	36.5
Other income	(129)	(0.5)	(100)	(0.4)
Income from operations before taxes	8,570	33.0	8,298	36.1
Provision for income taxes	(2,046)	(7.9)	(701)	(3.1)
Net income	$6,524	25.1%	$7,597	33.1%

Net Revenues

Consolidated net revenues increased by $2.96 million or 12.9% to $25.94 million in the first nine months of Fiscal Year 2019 “9moFY19”) from $22.98 million in the first nine months of Fiscal Year 2018 (“9moFY18”). Changes by division are as follows:

•	Lancaster: $1,151,000 increase, representing a 8.1% increase to $15.39 million

•	Buffalo (Cognigen): $1,173,000 increase, representing a 20.5% increase to $6.89 million

•	North Carolina (DILIsym): $642,000 increase, representing an 21.3% increase to $3.65 million

Consolidated software and software-related sales increased $1.07 million or 7.84%, while consolidated consulting and analytical study revenues increased $1.90 million or 20.3% over 9moFY18.

Cost of Revenues

Consolidated cost of revenues increased by $860,000, or 14.7%, in 9moFY19 to $6.73 million from $5.87 million in 9moFY18. Labor-related costs accounted for $897,000 of this increase. Other significant increases in cost of revenues included an additional $57,000 of software amortization expense. During the period direct contract costs decreased by approximately $99,000.

Cost of Revenues as a percentage of revenue increased by 0.4% in 9moFY19 to 26.0% as compared to 25.6% in 9moFY18.

Gross Profit

Consolidated gross margin increased $2.10 million or 12.3%, to $19.21 million in 9moFY19 from $17.10 million in 9moFY18. The Lancaster division’s gross margin increased $982,000 or 8.2%, resulting in a gross margin percentage of 84.0%. The Buffalo division’s gross margin increased $344,000 or 10.4%, resulting in a gross margin percentage of 53.2%, and DILIsym of North Carolina showed an increase in gross margin of $779,000 or 42.4%, resulting in a 71.7% gross margin percentage.

Overall gross margin as a percentage of revenue decreased by 0.4% to 74.0% in 9moFY19 from 74.4% in 9moFY18.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $1,261,000, or 17.2% to $8.61 million in 9moFY19 from $7.35 million in 9moFY18. As a percent of revenues, SG&A was 33.2% for 9moFY19, compared to 32.0% in 9moFY18.

The major increases in SG&A expense were:

o	Commissions expense: $61,000 a combination of commission to reps and commissioned salespersons
o	Contract labor: $40,000 made up of outsourced services and increased Director compensation program costs
o	Employee 401k expense: $58,000
o	G&A Salaries and Wages increased by $625,000; this increase is predominantly related to increased head count in Lancaster and Buffalo
o	Insurance Expense $109,000; mostly health-related medical costs due to cost increases and higher employee counts
o	Payroll tax expense increased $66,000
o	Professional fees increased $37,000: increased compliance costs
o	Recruiting and hiring: $140,000
o	Corporate travel: $48,000
o	Software licenses: $71,000

The major decreases in SG&A expense were:

o	Trade show costs decreased $75,000

Research and Development

Total research and development cost increased $274,000 in 9moFY19 compared to 9moFY18. In 9moFY19 we incurred approximately $3,259,000 of research and development costs, of this amount, $1,362,000 was capitalized and $1,896,000 was expensed. In 9moFY18 we incurred approximately $2,985,000 of research and development costs, of this amount, $1,632,000 was capitalized and $1,353,000 was expensed.

Income from operations

Income from operations increased $300,000 or 3.6% in 9moFY19 compared to 9moFY18.

•	Lancaster	Increased $48,000 or 0.7%
•	Buffalo	Decreased $126,000 or 10.4%
•	No. Carolina	Increased $379,000 or 61.9%

Other income (expense)

Other income(expense) was an expense of $129,000 compared to expense of $100,000 in 9moFY18. This $29,000 difference primarily reflects foreign currency exchange loss.

Provision for Income Taxes

The provision for income taxes was an expense of $2.05 million for the 9moFY19 compared to an expense of $701,000 for 9moFY18. The difference is that in the prior year we had completed an assessment of deferred taxes based on the new tax rates enacted under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) requiring the company to recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Based on the assessment the Company posted a one-time tax benefit in the amount of $1,500,000 in the second fiscal quarter of 2018, the result of estimating future deferred liabilities at the lower tax rates under the newly enacted tax laws.

The effective rate for the nine months was an expense of 23.9% compared to a expense of 8.5% in the prior year. The significant change is from the effect of the tax benefit due to the rate change applied to deferred tax liabilities in fiscal year 2018.

Net Income

Net income decreased by $1.07 million, or 14.1%, in 9moFY19 to $6.52 million from $7.6 million in 9moFY18. $1,500,000 of this decrease, representing approximately 96% of the change, is from the effects of the reassessment of deferred taxes under the new rates enacted under the Tax Cuts and Jobs Act of 2017. Without the deferred tax benefit, net income would have decreased by approximately $427,000 or 7%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of May 31, 2019 and August 31, 2018, we had cash and cash equivalents of $10.31 million and $9.40 million, respectively. We do not hold any investments that are exposed to market risk due to changes in interest rates, which could adversely affect the value of our assets and liabilities. In addition, we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the three and nine months ended May 31, 2019 and 2018, we sold $1,402,000 and $1,365,000 and $3,273,000 and $2,937,000, respectively, of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables are subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of May 31, 2019, that our disclosure controls and procedures were effective.

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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 10, 2019.

Simulations Plus, Inc.

Date:	July 10, 2019	By: /s/ John R Kneisel
John R. Kneisel
Chief Financial Officer

