Form 10-K
period 2019-08-31
SIMULATIONS PLUS INC
filed 2019-11-13
CIK 1023459

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes    ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes    ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 28, 2019, based upon the closing price of the common stock as reported by The Nasdaq Capital Market on such date, was approximately $246,955,803. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of November 13, 2019, 17,623,324 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2019

i

Forward-Looking Statements

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

ii

PART I

ITEM 1 –BUSINESS

As used in this report, each of the terms “we,” “us,” “our,” the “Company” and “Simulations Plus” refers to Simulations Plus, Inc. and its wholly owned subsidiaries Cognigen Corporation, of Buffalo, New York, and DILIsym Services, Inc of Research Triangle Park, North Carolina, unless otherwise stated or the context otherwise requires.

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of drug discovery and development software for mechanistic modeling and simulation, and for machine-learning-based prediction of properties of molecules solely from their structure. Our pharmaceutical/chemistry software is licensed to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and to regulatory agencies worldwide for use in the conduct of industry-based research. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and for submissions to regulatory agencies. Simulations Plus is headquartered in Southern California, with offices in Buffalo, New York, and Research Triangle Park, North Carolina, and its common stock trades on the Nasdaq Capital Market under the symbol “SLP.”

We are a global leader focused on improving the ways scientists use knowledge and data to predict the properties and outcomes of pharmaceutical and biotechnology agents and provide a wide range of early discovery, preclinical, and clinical consulting services and software. Our innovations in integrating new and existing science in medicinal chemistry, computational chemistry, pharmaceutical science, biology, physiology, and machine learning into our software have made us the leading software provider for PBPK modeling and simulation, prediction of molecular properties from structure, and prediction of drugs to induce liver injury or to treat nonalcoholic fatty liver disease.

We generate revenue by delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies use our software programs and scientific consulting services to guide early drug discovery (molecule design and screening), preclinical, and clinical development programs. They also use our software products and services to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial designs, and simulate outcomes in special populations, such as the elderly and pediatric patients.

Simulations Plus acquired Cognigen Corporation (Cognigen) as a wholly owned subsidiary in September 2014. Cognigen was originally incorporated in 1992. Through the integration of Cognigen into Simulations Plus, Simulations Plus became a leading provider of population modeling and simulation contract research services for the pharmaceutical and biotechnology industries. Our clinical-pharmacology-based consulting services include pharmacokinetic and pharmacodynamic modeling, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. We have also developed software for harnessing cloud-based computing in support of modeling and simulation activities and secure data archiving, and we provide consulting services to improve interdisciplinary collaborations and research and development productivity.

Simulation Plus acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary in June 2017. The acquisition of DILIsym positions the Company as the leading provider of Drug Induced Liver Injury (DILI) modeling and simulation software and related scientific consulting services. In addition to the DILIsym® software for analysis of potential drug-induced liver injury, DILIsym Services, Inc. also has developed a simulation program for analyzing nonalcoholic fatty liver disease (NAFLD) called NAFLDsym™. Both the DILIsym and NAFLDsym software programs require outputs from physiologically based pharmacokinetics (PBPK) software as inputs. The GastroPlus™ PBPK software from Simulations Plus provides such information; thus, the integration of these technologies will provide a seamless capability for analyzing the potential for drug-induced liver injury for new drug compounds and for investigating the potential for new therapeutic agents to treat nonalcoholic fatty liver disease. Since the acquisition, DILIsym has applied its mechanistic modeling resources in other disease areas including idiopathic pulmonary fibrosis (IPF) and others.

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

In September 2014, we entered into a research collaboration agreement (RCA) with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosage Routes Module of GastroPlus. The objective of this agreement was to provide a tool for generic companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. Under this RCA, we received up to $200,000 per year. This RCA could be renewed for up to a total of three years based on the progress achieved during the project. After a successful second year, the RCA was extended for two additional years in September 2016, with primary tasks completed in September 2018. Additional functionality was further requested by the FDA, and a new funded contract was awarded for the 2018-19 period.

We were awarded another RCA by the FDA in September 2015; this one to expand the capabilities of GastroPlus to simulate the dosing of long-acting injectable microspheres for both small and large molecules (biologics). This type of dosage form is usually injected via subcutaneous or intramuscular routes. This RCA also provides up to $200,000 per year for up to three years. Under this agreement, we are developing simulation models to deal with the very slow dissolution/decomposition of the microsphere carrier material that gradually releases the active drug over periods as long as weeks or months. After a successful second year, the RCA was renewed for the third year in September 2017 and was completed in September 2018, with further extensions under consideration with the FDA and/or large pharmaceutical company sponsor(s).

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

In addition to the two active funded efforts with the FDA described above, we also have two unfunded RCAs with the FDA: one with the Office of Generic Drugs (OGD) that began in 2014, and one announced in July 2019 with the Center for Veterinary Medicine (CVM). With OGD, the objective is directed toward the FDA’s evaluation of mechanistic IVIVCs (in vitro-in vivo correlations) to determine whether mechanistic absorption modeling (MAM) can relate laboratory (in vitro) dissolution experiment results to the behavior of dosage forms in humans and animals (in vivo) better than traditional empirical methods. With CVM, the objective is to use GastroPlus, with in vitro and in vivo data, to investigate how bioequivalence (BE) of non-systemically absorbed products can be evaluated in canines without the need for clinical endpoint trials.

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

Our goal with GastroPlus is to integrate the most advanced science into user-friendly software to enable researchers and regulators to perform sophisticated analyses of complex compound behaviors in humans and laboratory animals. Already the most widely used program in the world for PBPK modeling, the addition of these new capabilities is expected to expand the user base in the early pharmaceutical research and development process, while also helping us to further penetrate biopharmaceuticals, food, cosmetics, and general toxicology markets. We work to release updated versions of the program on an ongoing basis. In May 2018, we released Version 9.6 of GastroPlus, and Version 9.7 was released in June 2019. This version adds a number of important new capabilities, including improvements to population simulations, dissolution, absorption, PBPK models, and drug-drug interactions, among others.

•	The ability to add lysosomal trapping effect to PBPK tissues

•	New mechanistic pregnancy PBPK model (with fetus compartment)

•	Additional solubility inputs for different drug forms (crystalline, amorphous)

•	New models of standard compounds (substrates/inhibitors/inducers) in DDI Module

•	Expanded fed state conditions based on meal type

•	New ability to allow different tissue model types (perfusion- or permeability-limited) between parent and metabolites or victim perpetrator in metabolite tracking/DDI simulations

•	PK-PD model additions to PKPlus Module

•	Updates to the dermal absorption (TCAT) model through Cosmetics Europe project

•	New effect of immune response with intramuscular injection models

•	Updated default populations for extensive, intermediate, and poor metabolizers based on specific genotypes

DDDPlus™

DDDPlus mechanistically simulates in vitro (laboratory) experiments that measure the rate of dissolution of a drug as well as, if desired, the additives (excipients) in a particular dosage form (e.g., powder, tablet, capsule, or injectable solids) under a variety of experimental conditions. This unique software program is used by formulation scientists in industry and the FDA to (1) understand the physical mechanisms affecting the disintegration and dissolution rates of various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, (3) design in vitro dissolution experiments to better mimic in vivo (animal and human) conditions, and (4) justify product specifications. Version 6.0 of DDDPlus was released in January 2019 and offers a series of new capabilities, including:

•	simulation of the in vitro dissolution of long-acting injectable dosage forms (funded by the FDA grant supporting GastroPlus development)

•	simulation of the in vitro dissolution of controlled release bead formulations

•	new simulation of artificial stomach-duodenum (ASD) experiments

•	ability to fit models from precipitation experiments

•	new dissolution apparatus models

•	improved output reporting

MembranePlus™

Similar to DDDPlus, MembranePlus mechanistically simulates laboratory experiments, but in this case, the experiments are for measuring permeability or clearance of drug-like molecules through various membranes, including several different standard cell cultures (Caco-2, MDCK), as well as hepatocytes. The value of such simulations derives from the fact that when the same molecules are measured in different laboratories using (supposedly) the same experimental conditions, the results are often significantly different. These differences are caused by a complex interplay of factors in how the experiment was set up and run. MembranePlus simulates these experiments with their specific experimental details, and this enables scientists to better interpret how results from specific experimental protocols can be used to predict permeability or clearance mechanisms in human and animals.

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

PKPlus version 2.5 was released in July 2019. This new version incorporates a wide variety of requested features from current users, including:

•	Import CDISC SEND packages with PC domain as source data
•	Improved command line functionality
•	64-bit system optimization for improved performance
•	Streamlined auto-reports
•	Additional workflow refinements

Starting with version 2.0, we provide PKPlus for free to academics because we believe it will help educate the next generation of scientists entering the industries we serve and drive demand for the product. Hundreds of copies of PKPlus have been downloaded by universities around the world to date.

ADMET Predictor®

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a chemistry-based computer program that takes molecular structures (i.e., drawings of molecules represented in various formats) as inputs and uses machine learning technology to predict approximately 150 different properties for them at an average rate of over 100,000 compounds per hour on a modern laptop computer. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, as well as to generate estimates of unknown properties for molecules that have been synthesized, but for which only a limited number of experimental properties have been measured. Thus, a chemist can assess the likely success of a large number of existing molecules in a company’s chemical library, as well as molecules that have never been made, by providing only their molecular structures, either by drawing them using a tool such as our MedChem Designer software, or by automatically generating large numbers of molecules using various computer algorithms, including those embedded in our MedChem Studio software.

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

We have made significant investments in two key areas with recent versions: improving integration of our top-ranked ADMET Predictor and GastroPlus models to leverage our novel ‘Discovery PBPK’ approaches for chemists and safety researchers, and further enhancing our best-in-class machine learning engine to assist with drug discovery. Recent publications from pharmaceutical and chemical companies describing how they have leveraged our ‘Discovery PBPK’ methods to guide lead optimization and risk assessment illustrate how our unique offerings provide substantial value in these spaces. In April 2019, we were pleased to announce the U.S. Food and Drug Administration’s (FDA) Center for Tobacco Products procured a 15-user license to the ADMET Predictor software suite. The purchase was made to support research projects aimed at informing regulatory decision making.

Potential new markets for artificial intelligence (machine learning)

We are currently investigating applications of our sophisticated artificial intelligence (machine-learning) engine outside of our normal pharmaceutical markets. To date, we have conducted several proof-of-concept studies involving aerodynamics and also classifying of patients as healthy or experiencing some disease state or genetic disorder evidenced by magnetic resonance imaging (MRI) of the brain.

We believe our proprietary AI/machine learning software engine has a wide variety of potential applications and we intend to pursue funding to develop customized tools to further monetize our investment in this technology by expanding our markets beyond the life sciences and chemistry. In addition, we are examining a variety of expanded capabilities to add to the basic modeling engine to accommodate even larger data sets (“big data analytics”) and new applications.

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

When used with a license for ADMET Predictor, MedChem Designer becomes a de novo molecule design tool. With it, a researcher can draw one or more molecular structures, then click on the ADMET Predictor icon and have approximately 150 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index which provides a single number that instantly compare the effects of different structural changes in many dimensions. Researchers can also click on an icon to generate the likely metabolites of a molecule and then predict all of the properties of those metabolites from ADMET Predictor, including each of their ADMET Risk scores. This is important because a metabolite of a molecule can be therapeutically beneficial (or harmful) even though the parent molecule is not.

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

We release new versions of the program on a regular basis. KIWI Version 2 was released in December 2017, KIWI 3 was released in August 2018, and in 2019 Q1, an enhanced editor and grouping of visualizations for easy replication was added, resulting in streamlined model development.

KIWI 4 was released in June 2019. A pharmacometric analysis is an evolutionary process – one that often results in the creation of hundreds of new program files and code changes to hundreds more due to common typographical and programmatic errors. The Model Wizard and the Covariate Analysis toolset aim to significantly reduce the time spent creating models, correcting errors, and replicating program files for performing stepwise covariate analyses, allowing pharmacometricians to focus on advancing science. With continued feedback from KIWI license holders, various visualizations within KIWI 4.0 and the pharmacometric-specific Data Repository continue to be updated with new features and functionality. In 2020 Q1, incremental improvements to the existing KIWI functionality have been added to improve graph appearance in both the Visualize and Explore modules.

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

Version 8A of the DILIsym software was released in January of 2019. This version is again delivered as a secure executable that incorporates new proprietary code enabling tighter integration with our GastroPlus PBPK software. Securing the code is necessary to ensure that results are consistent across all users to assure regulatory agencies that the calculated results are from a validated version. Open source programs are subject to modification by the user and so each use could have a different set of calculations, so validation would not be assured. In addition, a number of important new capabilities were added:

•	10 New validation compounds

•	New Cholestatic liver injury mechanism

•	New Oxidative stress (ROS) NRF2 adaptation response framework

•	New Human SimPops with variability in bilirubin processing pathways

•	New Liver injury biomarker GLDH

•	Live DILIsym documentation website updated with new training resources

NAFLDsym

Where DILIsym is used to investigate the likelihood that a known drug molecule would cause injury to the liver, NAFLDsym is concerned with a liver that is already diseased (NAFLD/NASH) by excess fat, fibrosis, and inflammation, and investigates the likelihood that various molecules might provide beneficial therapeutic benefits to treat or cure the disease. DILIsym can be considered a “shrink wrap” software product, usable across many companies and drug development projects. NAFLDsym, on the other hand, requires modification for each of a number of different mechanisms of action that potential new drug compounds could use to treat the disease, and so is a customized tool used in consulting projects for each new client project. NAFLDsym version 2A was released in the summer of 2019 for licensing and consulting use. The software now includes the three most important components of NAFLD/NASH: steatosis, inflammation, and fibrosis, along with a host of other important updates.

RENAsym

Where DILIsym is used to investigate the likelihood that a known drug molecule would cause injury to the liver, RENAsym will be focused on investigating and predicting drug-induced kidney injury, or acute kidney injury (AKI). RENAsym will be another “shrink wrap” software product, usable across many companies and drug development projects. The software will utilize predictions of drug exposure in the kidney from PBPK platforms such as GastroPlus, along with in vitro data related to certain kidney injury mechanisms, to make predictions. The first expected release of RENAsym will be available towards the end of 2020. The initial development is being funded via an NIH small business grant.

IPFsym

IPFsym is a software tool that will investigate the likelihood that various molecules might provide beneficial therapeutic benefits to treat or cure idiopathic pulmonary fibrosis (IPF). IPFsym, like NAFLDsym, requires modification for each of a number of different mechanisms of action that potential new drug compounds could use to treat the disease, and so is a customized tool used in consulting projects for each new client project. IPFsym is targeted for release for licensing and consulting use sometime in 2021. The software will include the most important mechanisms of IPF and will be closely coupled with GastroPlus for drug concentration predictions within the lungs.

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

Currently we are entering year four of a five-year consulting agreement with the Bill and Melinda Gates Foundation to implement a platform for coordinating the data generated by global teams engaged in model-based drug development.

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments as well as clinical trials of new and existing pharmaceutical products, typically working on 80-100 drug projects per year. Traditionally, the model-based analysis of clinical trial data was different from the modeling analysis offered by GastroPlus or our quantitative systems toxicology/pharmacology software (DILIsym and NAFLDsym); the former relied more on statistical and semi-mechanistic models, whereas the latter is based on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on a detailed understanding of the human body and the chemistry of the drug and involve deep mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models support safety and efficacy decisions, first-in-human estimations, formulation optimization, and drug-drug interaction assessments. Beginning in 2014, the U.S. F.D.A and other regulatory agencies began to emphasize the need to push mechanistic PBPK modeling and simulation into clinical pharmacology, with final guidance documents completed in 2018, and we have seen the benefit of having our clinical pharmacology teams across all three divisions working together to achieve this goal.

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

To date, we have developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. These arrangements sometimes require that we pay royalties to third parties. We intend to continue to license or otherwise acquire technology or products from third parties when it makes business sense to do so. We currently have one license agreement, pursuant to which a small royalty is paid based on revenues on each license for the Metabolism Module in ADMET Predictor.

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (Therapeutic Systems Research Laboratories) pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and nonassertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000. All payments were made as of April 2017. The total consideration is being amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. To date, this has resulted in expense savings over $1,750,000 compared to the royalty payments that would have been paid to TSRL if paid consistent with past practices.

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

Our sales and marketing efforts are handled primarily internally by sales and marketing staff and with our scientific team and several senior management staff assisting our marketing and sales staff with trade shows, seminars, and customer trainings both online and on-site. We also have independent distributors in Japan, China, India, and Korea who also sell and market our products with support from our scientists and engineers.

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

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research, and marketing resources that are larger than ours. Our flagship product, GastroPlus, is the most widely used commercial PBPK modeling platform and has one significant competitor; others could be developed over time, but with the high barrier to entry, it would be difficult to validate new software to levels required to support regulatory submissions. Our PKPlus software product competes with one major and a few minor software programs. MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry. We believe DILIsym and NAFLDsym enjoy a unique market position, with no significant competition.

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

Although competitive products exist, both new licenses and license renewals for GastroPlus have continued to grow. We believe that we enjoy a dominant market share in this segment. We believe our ADMET Predictor/ADMET Modeler, MedChem Studio, MedChem Designer, DDDPlus, MembranePlus, PKPlus, KIWI, DILIsym, and NAFLDsym software offerings are each unique in their combination of capabilities and remain a focus of our marketing strategy.

Based on our technical knowledge and expertise, the Company is strategically placed to offer modeling and simulation consulting services to companies. Our clients seek out our services for multiple reasons: (1) to acquire scientific, therapeutic area related or modeling expertise that they do not have in-house, (2) to address an excess of modeling and simulation requirements beyond the capacity of in-house resources, (3) to fulfill their modeling requirements more efficiently than they could do in-house, and (4) to utilize our software when they do not have the in-house expertise to do so. We apply our software and assist companies in such areas as: physiologically based pharmacokinetic modeling (PBPK) , pharmacokinetic/pharmacodynamic (PK/PD) data analysis; and quantitative systems pharmacology/toxicology (QSP/T). We compete against numerous service providers, ranging from departments within large contract research organizations (CROs) to independent consulting organizations of various sizes as well as individual consultants.

We believe the key factors in our ability to successfully compete in this field are our ability to: (1) continue to invest in research and development, and develop and support industry-leading simulation and modeling software and related products and services,(2) develop and maintain a proprietary database of results of physical experiments that serve as a basis for simulated studies and empirical models, (3) continue to attract and retain a highly skilled scientific and engineering team, (4) aggressively promote our products and services to our global market, and (5) develop and maintain relationships with research and development departments of pharmaceutical companies, universities, and government agencies

In addition, we actively seek strategic acquisitions to expand both our pharmaceutical software and services business.

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

RESEARCH AND DEVELOPMENT

Research and development (R&D) activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to Be Sold Leased, or Marketed”. R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, laboratory testing, and R&D consulting, were approximately $4,264,000 during fiscal year 2019, of which $1,764,000 was capitalized. R&D expenditures were approximately $3,936,000 during fiscal year 2018, of which $2,145,000 was capitalized. R&D expenditures during fiscal year 2017 were approximately $2,743,000 of which $1,376,000 was capitalized.

CUSTOMERS

Our customers include large, medium-sized and smaller biotech and pharmaceutical companies, universities, and regulatory agencies and other government organizations. We concentrate on serving the needs of our customers in drug discovery, development, clinical trials, and post-patent generic formulation development. Our current customer base is highly fragmented, in 2019 two of our customers were each 8% and another was 7% of our revenues, with those exceptions no other customers made up more than 7% of our revenues in the last 3 years.

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

EMPLOYEES

As of August 31, 2019, Simulations Plus and its subsidiaries Cognigen Corporation and DILIsym, employed a total of 111 persons, including 107 full-time employees and 4 part-time employees, consisting of 78 in scientific, technical and research and development, 8 in marketing and sales, and 25 in administration and accounting. Currently 52 employees hold Ph.Ds. in their respective science or engineering disciplines, and 24 employees hold one or more Master’s degrees. Most of the senior management team and the members of our Board of Directors hold graduate degrees.

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

COMPANY WEBSITE

We maintain a corporate Internet website at: www.simulations-plus.com.

The contents of this website are not incorporated in or otherwise to be regarded as part of this Annual Report. We file reports with the SEC which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, “Section 16” filings on Form 3, Form 4, and Form 5, and other related filings, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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

The market for computer-aided design modeling and simulation products for the life science industry is intensely competitive. Although the average price of our software licenses has increased slightly or remained relatively constant for fiscal 2017, 2018, and 2019, we may experience a decline in the future. In response to increased competition and general adverse economic conditions in this market, we may be required to modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.

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

We have intangible assets, including goodwill and other indefinite-lived intangibles, on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, input from accredited valuation consultants, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions might have increased or decreased the estimated fair value of our goodwill and other intangible assets that could potentially result in a different impact to our results of operations. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill or other indefinite-lived intangibles. To the extent goodwill or other indefinite-lived intangibles are impaired, their carrying value will be written down to its implied fair value and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of August 31, 2019, the carrying amount of goodwill and other intangibles was $10,387,198 on our consolidated balance sheet.

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

We derive a significant portion of our total revenue from our operations in international markets. During the years ended August 31, 2019, 2018 and 2017, 34%, 39% and 38% respectively, of our total revenue was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts, including terrorist acts, throughout the world may interfere with our or our customers' activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees, distributors, and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

Tax proposals to reform corporate tax law are constantly being considered. Proposals include both increasing and reducing the corporate statutory tax rate, broadening the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, implementing a territorial regime of taxation, limiting the ability of U.S. corporations to deduct interest expense associated with offshore earnings, modifying the foreign tax credit rules, and reducing the ability to defer U.S. tax on offshore earnings. These or other changes in the U.S. tax laws could increase our effective tax rate, which would affect our profitablity.

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

We update our software on a regular basis and in the process of refactoring our software programs. In doing so we face the possibility that existing users will find the software unacceptable, or new users may not be as interested as they have been in the past versions. Translation errors might introduce new software bugs that will not be caught.

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

At August 31, 2019, we had no borrowed debt and have no need to do so to fund normal operations in the foreseeable future; however, should circumstances require us to incur debt and a lender could not be found to provide that debt, this could have a significant adverse effect on our business, including making it more difficult for us to obtain financing on favorable terms, limiting our ability to capitalize on significant business opportunities, and making us more vulnerable to rising interest rates.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business.

Our success depends to a significant extent on the continued services of our senior management and other members of management. We have employment agreements with our CEO and division presidents that range from one to three years. If our CEO, our division presidents, or other members of senior management do not continue in their present positions, our business may suffer. Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific and technical and managerial personnel. While we have a strong record of employee retention, there is still significant competition for qualified personnel in the software, pharmaceutical and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner, could harm our business.

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

Three customers accounted for 8%, 8% and 7% (a dealer account in Japan representing various customers) of net sales for fiscal year 2019. Four customers accounted for 9% (a dealer account in Japan representing various customers), 7%, 6% and 5% of net sales for fiscal year 2018. Three customers accounted for 7% (a dealer account in Japan representing various customers), 7%, and 5% of net sales for fiscal year 2017. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations, or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.

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

As a public company with common stock listed on The Nasdaq Capital Market, we must comply with various laws, regulations and requirements. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules adopted by the SEC and by The Nasdaq Capital Market, may result in increased general and administrative expenses and a diversion of management's time and attention as we respond to new requirements.

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

Shares of our common stock were sold in our initial public offering ("IPO") in 1996 at a price of $1.25 per share (on a post-split basis), and our common stock has subsequently traded as high as $41.95 and as low as $0.38 from our IPO through August 31, 2019. However, an active, liquid, and orderly market for our common stock on The Nasdaq Capital Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Rent expense, including common area maintenance fees for the fiscal years ended August 31, 2019, 2018 and 2017 was $584,000, $567,000, and $509,600, respectively.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are not aware of pending legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $0.001 per share, trades on the Nasdaq Capital Market under the symbol “SLP.”

Price Range of Common Stock

The following table shows high and low sales prices for the Company’s common stock for each quarter during the past two fiscal years:

	High	Low
FY18:
Quarter ended November 30, 2017	$17.45	$14.25
Quarter ended February 28, 2018	$17.05	$15.16
Quarter ended May 31, 2018	$19.95	$14.25
Quarter ended August 31, 2018	$23.95	$16.70
FY19:
Quarter ended November 30, 2018	$21.25	$18.04
Quarter ended February 28, 2019	$21.66	$17.18
Quarter ended May 31, 2019	$27.33	$19.74
Quarter ended August 31, 2019	$41.95	$24.08

Holders

As of November 13, 2019, there were 38 shareholders of record.

Dividends

We paid a total of approximately $4.2 million in cash dividends during fiscal years 2019, and $4.2 million in fiscal year 2018 as set forth in the table below. We expect to pay quarterly dividends of $0.06 per share of common stock each quarter, subject to declaration by our Board of Directors. However, there can be no assurances that our Board of Directors will continue the dividend distributions for any specified number of quarters.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2018	11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
	1/26/2018	2/2/2018	17,317,752	$0.06	$1,039,065
	4/25/2018	5/02/2018	17,354,005	$0.06	$1,041,240
	7/26/2018	8/2/2018	17,405,775	$0.06	$1,044,347
2019	11/01/2018	11/08/2018	17,417,875	$0.06	$1,045,073
	1/25/2019	2/1/2019	17,481,450	$0.06	$1,048,887
	4/24/2019	5/01/2019	17,515,228	$0.06	$1,050,914
	7/25/2019	8/1/2019	17,536,454	$0.06	$1,052,187

Shareholder Return Performance Presentation

The following graph compares the cumulative total stockholder return on our common stock of a $100 investment from August 31, 2014 through August 31, 2019 assuming reinvestment of dividends, with a similar investment in the Russell 3000 index (the “Russell 3000”) and with the companies listed in the Nasdaq Composite - Total Returns (“IXIC”), and the S&P600 Health Care Equipment & Services Industry Group Index (SP600-3510). The historical information set forth below is not necessarily indicative of future performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Equity Compensation Plan Information

The following information is provided as of August 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,163,259	$12.63	666,069
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,163,259	$12.63	666,069

Repurchases

There is currently no share repurchase program pending, and the Company has made no repurchases of its securities since fiscal year 2011.

ITEM 6 – SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the fiscal years in the five-year period ended August 31, 2019. We derived the selected consolidated financial data from our audited consolidated financial statements, which should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended August 31,
Statements of operations data	2019	2018[c]	2017[a]	2016	2015[b]
Net Revenues	$33,970,440	$29,666,524	$24,137,913	$19,972,079	$18,314,248
Cost of revenues	9,025,704	7,994,228	6,307,800	4,601,513	4,392,477
Gross margin	24,944,736	21,672,296	17,830,113	15,370,566	13,921,771

SG&A expenses	11,796,027	9,583,852	8,198,184	6,693,691	6,736,767
R&D	2,499,980	1,790,656	1,367,645	1,445,069	1,328,476
Total operating expenses	14,296,007	11,374,508	9,565,829	8,138,760	8,065,243

Income from operations	10,648,729	10,297,788	8,264,284	7,231,806	5,856,528

Other income (expense)	(92,253)	(158,846)	(24,017)	4,586	(163,599)

Income from operations before income taxes	10,556,476	10,138,942	8,240,267	7,236,392	5,692,929
Provision for income taxes	(1,973,147)	(1,204,130)	(2,452,670)	(2,286,256)	(1,849,968)
Net Income	$8,583,329	$8,934,812	$5,787,597	$4,950,136	$3,842,961

Earnings per share
Basic	$0.49	$0.52	$0.34	$0.29	$0.23
Diluted	$0.48	$0.50	$0.33	$0.29	$0.23

Weighted-average common shares outstanding
Basic	17,492,258	17,328,707	17,239,490	17,028,566	16,864,670
Diluted	18,057,431	17,860,392	17,515,917	17,209,506	17,032,158

Dividend per common share	$0.24	$0.24	$0.20	$0.20	$0.20
Dividends	$4,197,055	$4,161,740	$3,448,489	$3,413,274	$3,375,566

	As of August 31,
Balance sheet data at year end	2019	2018	2017	2016	2015

Cash and cash equivalents	11,435,499	9,400,701	6,215,718	8,030,284	8,551,275
Net working capital	16,381,665	12,996,901	10,625,437	10,574,712	7,708,494
Total assets	45,196,697	43,279,016	38,512,468	27,814,317	27,133,254
Total liabilities associated with business and intangible acquisitions	1,761,028	5,890,940	5,985,516	1,000,000	3,604,404
Total liabilities	7,515,093	11,356,391	12,707,581	5,081,723	7,601,052
Total shareholders’ equity	37,681,604	31,922,625	25,804,887	22,732,594	19,532,202

Notes to Five-Year Summary

[a] Effective June 1, 2017, we acquired DILIsym Services, Inc. and incurred approximately $620,000 of acquisition related costs in FY2017.

[b] Effective September 2, 2014 we acquired Cognigen Corporation and incurred approximately $410,000 in FY 2015.

[c] In FY2018 we posted a $1.5 million deferred tax benefit due to the effect of new tax rates enacted under the Tax Cuts and Jobs Act of 2017.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes included in this Annual Report on Form 10-K.

Management Overview

Fiscal year 2019 highlights:

•	We released ADMET Predictor versions 9.5
•	We released GastroPlus version 9.7
•	We released DDDPlus® version 6.0 and PKPlus® version 2.5
•	We released DILIsym® version 8A
•	We released NAFLD® version 2A
•	We began development of IPFsym® for pulmonary fibrosis and RADAsym® for radiation
Phase 2 of RENAsym grant approved for $1.5 million
•	We signed a new research collaboration agreement with the FDA Center for Veterinary Medicine, to apply GastroPlus® to assess virtual bioequivalence in canines
•	We released Version 4 of its KIWI™ Pharmacometric Communication and Collaboration Platform
•	Continued quarterly payment of dividend of 6 cents per share

Fiscal Year 2019 Financial Summary:

•	Consolidated net revenues increased by $4.30 million, or 14.5%, to $34 million in fiscal year 2019 from $29.7 million in fiscal year 2018.
•	Consolidated gross margin increased $3.27 million or 15.1%, to $24.9 million in fiscal year 2019 from $21.7 million in fiscal year 2018.
•	Net income from operations increased $351,000, or 3.4%, to $10.6 million in fiscal year 2019 from $10.3 million in fiscal year 2018.
•	Net income decreased by $351,000, or 4%, to $8.58 million in fiscal year 2019 from $8.93 million in fiscal year 2018. In 2018 the company had posted a $1.5 million tax benefit due to the effect of new tax rates enacted under the Tax Cuts and Jobs Act of 2017.
•	Diluted earnings share decreased by $0.02 or 4% to $0.48 in 2019 from $0.50 in 2018.

Strategy Going Forward:

•	Continue to pursue funded and unfunded collaborations in support of improving our products and services
•	Continue to seek accretive acquisitions that complement our existing offerings and expand our markets
•	Continue our aggressive marketing and sales campaign, including numerous scientific conferences and meetings
•	Continue to expand our use of social media and advertising
•	Continue to expand our sales staff, both in-house and in the field
•	Continue to recruit scientific and other resources to support our product and scientific consulting services
•	Expand our publishing activities in scientific journals

Fiscal year 2019 was yet another record year. We believe the continued growth of our pharmaceutical software and services business is the result of steadily increasing adoption of simulation and modeling software tools across the pharmaceutical industry, the push by regulatory agencies for increased use of modeling and simulation, and the expertise we offer as consultants to assist companies involved in the research and development of new medicines. We have received a continuing series of study contracts with pharmaceutical companies ranging from several of the largest in the world to a number of medium-sized and smaller companies in the U.S., Europe, and Japan.

Our financial performance has enabled us to maintain significant cash deposits, continue our research and development activities, and invest in staffing to meet the needs of a wider customer base, as well as to distribute significant cash dividends to our shareholders.

We do not have any stock repurchase programs currently in place or pending; however, our Board of Directors may consider such programs from time to time.

Results of Operations

FY19 COMPARED WITH FY18

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2019 (FY19) and August 31, 2018 (FY18) (Because of rounding, numbers may not foot.)

	Fiscal year ended
	8/31/19		8/31/18
Net revenues	$33,970	100.00%	$29,667	100.00%
Cost of revenues	9,025	26.6	7,994	26.9
Gross margin	24,945	73.4	21,672	73.1
Selling, general and administrative	11,796	34.6	9,584	32.3
Research and development	2,500	7.4	1,791	6.0
Total operating expenses	14,296	41.9	11,375	38.3
Income from operations	10,649	31.5	10,298	34.7
Other income (expense)	(92)	(0.3)	(159)	(0.5)
Net income before taxes	10,556	31.2	10,139	34.2
(Provision) for income taxes	(1,973)	(5.8)	(1,204)	(4.1)
Net income	$8,583	25.4%	$8, 935	30.1%

Net Revenues

Consolidated net revenues increased by 14.5% or $4.3 million to $33.97 million in FY19 from 29.67 million in FY18. Our Lancaster, California division increased revenues by $2.03 million or 11.6%, to $19.6 million in FY19 from $17.6 million in FY18. $1.46 million of this increase was from revenues generated by our Buffalo subsidiary (Cognigen), an increase of 18.6%. DILIsym Services, Inc. (DILIsym) increased revenues by $807,000 or 19%. FY19 software and software related revenues increased $1.8 million or 11.0% while consulting revenues increased by $2.5 million or 19.0% compared to FY18.

Cost of Revenues

Consolidated cost of revenues increased by $1.03 million or 12.9% to $9.0 million in FY19 from $8.0 million in FY18. Labor-related cost incurred by our Lancaster and Buffalo divisions increased by $190,000 and $1.25 million, respectively mainly in support of increased consulting revenues. This was offset by a $380,000 decrease in cost of revenues for direct contract expenses paid for testing at DILIsym. We saw a decrease of approximately $52,000 in training related expenses in FY2019.

A significant portion of cost of revenues for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to revenues. This amortization cost of $1.33 million in FY19 increased by approximately $31,000 in FY19.

Cost of revenues as a percentage of revenue remained fairly consistent at 26.6% in FY19 as compared to 26.9% in FY18, a decrease of 0.3% year over year.

Gross Margin

Consolidated gross margin increased $3.27 million or 15.1%, to $24.94 million in FY19 from $21.67 million in FY18. $1.8 million of this increase is from the California division, which showed an 83.3% gross margin. The Buffalo Division gross margins increased $325,000 or 7% with margins of 53.2%. DILIsym of North Carolina recorded a $1.14 million increase, a 72.7% margin, versus a 59.6% margin in FY18.

Overall gross margin has remained fairly consistent at 73.4% in FY19 as compared to 73.1% in FY18 an increase of 0.3% year over year.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $2.22 million, or 23.1% to $11.80 million in FY19 from $9.58 million in FY18. As a percent of revenues, SG&A was 34.6% for FY19, compared to 32.3% in FY18 and 33.9% in FY17.

The major increases in SG&A expense were:

•	Commission expenses were up $122,000, mainly related to increased sales through representatives in Asia
•	Accounting and audit fees increased by $73,000 associated with costs of consolidated audits and other compliance-related expenses
•	Contract labor increased $172,000 due to increased director fees and consulting related to various corporate initiatives
•	G&A salaries and wages increased by $939,000; this increase is a combination of increased headcount and salaries in support of corporate growth
•	Insurance expense increased $218,000; $174,000 was health-related medical costs from increased headcount and rate increases
•	Payroll tax expense increased $116,000, the effect of higher salary expense
•	401k expense increased $78,000 due to the increased staffing
•	Recruiting and hiring costs increased $214,000 mainly due to recruiting fees of scientific personnel
•	Software licenses costs increased $87,000 mainly due to sales volume related license fee increases

The major decreases in SG&A expense were:

•	Trade show related costs decreased by $52,000 mainly due to lower attendance costs

Research and Development

We incurred approximately $4,299,000 of research and development costs during FY19. Of this amount, $1,768,000 was capitalized and $2,500,000 was expensed. We incurred approximately $3,936,000 of research and development costs during FY18. Of this amount, $2,145,000 was capitalized and $1,791,000 was expensed. The increase of $363,000, or 9.2%, in total research and development expenditures from FY18 to FY19 was mainly from $278,000 of costs incurred by DILIsym Services Inc.

Provision for Income Taxes

The provision for income taxes was $1.97 million for FY19 compared to $1.20 million for FY18. Our effective tax rate increased to 18.7% in FY19 from 11.9% in FY18.

This increase results mainly from a second quarter 2018 assessment of deferred taxes based on the new tax rates enacted under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires that the company recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Among other things, changes in tax laws or tax rates can affect the amount of taxes payable for the current period, as well as the amount and timing of deferred tax liabilities and deferred tax assets. Based on the assessment the Company posted a one-time tax benefit in the amount of $1,500,000 in the second fiscal quarter of 2018, the result of estimating future deferred liabilities at the lower tax rates under the newly enacted tax laws.

The effective rate differs from statutory rates of approximately 25.4% due to R&D credits and the tax effect of disqualifying dispositions. In the last part of FY19, as a result of increase in stock prices, a number of employees exercised and sold incentive stock options granted to them under their corporate incentive plans, creating corporate tax deductions that lowered the effective rate.

Net Income

Net income decreased by $351,000 or 3.9%, to $8.6 million in FY19 from $8.93 million in FY18. The decrease in income was substantially effected by the deferred tax benefit of $1.5 million discussed above in the note on Provision for Income Taxes, which reduced taxes in FY18.

FY18 COMPARED WITH FY17

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2018 (FY18) and August 31, 2017 (FY17) (Because of rounding, numbers may not foot.)

	Fiscal years ended
	8/31/18		8/31/17
Net revenues	$29,667	100.00%	$24,138	100.0%
Cost of revenues	7,994	26.9	6,308	26.1
Gross margin	21,672	73.1	17,830	73.9
Selling, general and administrative	9,584	32.3	8,198	34.0
Research and development	1,791	6.0	1,368	5.6
Total operating expenses	11,375	38.3	9,566	39.6
Income from operations	10,298	34.7	8,264	34.2
Other income	(159)	(0.5)	(24)	(0.1)
Net income before taxes	10,139	34.2	8,240	34.1
(Provision) for income taxes	(1,204)	(4.1)	(2,253)	(10.1)
Net income	$8,935	30.1%	$5,788	24.0%

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

The major increases in SG&A expense were:

•	Commission expenses were up $175,000, mainly related to increased sales through representatives in Asia
•	Accounting and audit fees increased by $40,000 associated with costs of consolidated audits and other compliance-related expenses
•	Contract labor increased $187,000 mainly due to increase director fees
•	G&A Salaries and Wages increased by $621,000; this increase is a combination of increased salaries of $255,000 at DILIsym, annual salary increases and increased in head count.
•	Insurance Expense increased $247,000; $234,000 was health-related medical costs of which $98,000 was associated with DILIsym.
•	Payroll tax expense increased $204,000, the effect of higher salary expense of which $98,000 was DILIsym
•	401k expense increased $75,000 due to the increased staffing and full year of employees at DILIsym
•	Trade shows, and travel expense increased $125,000
•	Rent increase $57,000 due mainly to the addition of DILIsym in June 2017
•	Amortization expense increased $158,000 due to increase acquisition amortization for DILIsym intangibles

The major decreases in SG&A expense were:

•	G&A expenses categories for consulting, legal, and accounting decrease by a total of $620,000 in FY18 as in FY17 there were one-time charges associated with the acquisition of DILIsym Services.

Research and Development

We incurred approximately $3,936,000 of research and development costs during FY18. Of this amount, $2,145,000 was capitalized and $1,791,000 was expensed. We incurred approximately $2,743,000 of research and development costs during FY17. Of this amount, $1,376,000 was capitalized and $1,367,000 was expensed. The increase of $1,193,000, or 43.5%, in total research and development expenditures from FY17 to FY18 was mainly from $504,000 of costs incurred by DILIsym Services Inc.

Provision for Income Taxes

The provision for income taxes was $1.20 million for FY18 compared to $2.45 million for FY17. Our effective tax rate decreased to 11.9% in FY18 from 29.8% in FY17. This decrease results mainly from a second quarter 2018 assessment of deferred taxes based on the new tax rates enacted under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires that the company recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Among other things, changes in tax laws or tax rates can affect the amount of taxes payable for the current period, as well as the amount and timing of deferred tax liabilities and deferred tax assets. Based on the assessment the Company posted a one-time tax benefit in the amount of $1,500,000 in the second fiscal quarter of 2018, the result of estimating future deferred liabilities at the lower tax rates under the newly enacted tax laws.

Net Income

Net income increased by $3.15 million or 54.4%, to $8.93 million in FY18 from $5.79 million in FY17. Of note, this increase includes a one-time deferred tax benefit of $1.5 million as discuss above in the note on Provision for Income Taxes, and a full year’s net income for DILIsym Services, Inc.

SEASONALITY

Our sales exhibit some seasonal fluctuations, with the fourth fiscal quarter (June-August) generally having the lowest sales due to summer vacations and reduced activities at our customers’ sites. In 2017, revenues in the fourth quarter revenues were higher increased due to the acquisition of DILIsym along with increased revenues at our Buffalo Division. Our subsidiaries DILIsym and Cognigen Corporations revenue mix is a higher blend of consulting revenues, as such the seasonality of total revenues has tended to flatten in the last couple years. This unaudited quarterly sales information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period; however, because our pharmaceutical software is licensed on an annual basis, renewals are usually within the same quarter year after year. (Numbers may not foot because of rounding.)

Net Sales (in thousands of dollars)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019	$7,536	8,472	9,937	8,026	$33,971
2018	$7,069	7,357	8,553	6,688	$29,667
2017	$5,418	5,706	6,748	6,265	$24,138
2016	$4,839	5,164	6,011	3,958	$19,972
2015	$4,086	4,574	5,942	3,712	$18,314
2014	$2,641	3,081	3,741	1,998	$11,461
2013	$2,290	3,118	3,095	1,568	$10,071
2012	$2,248	2,789	2,772	1,640	$9,449
2011	$2,050	2,622	2,640	1,427	$8,739
2010	$1,735	2,227	2,325	1,334	$7,621

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

Quarterly dividend payments made in FY18 and FY19 are listed in the following table.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2018	11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
	1/26/2018	2/2/2018	17,317,752	$0.06	$1,039,065
	4/25/2018	5/02/2018	17,354,005	$0.06	$1,041,240
	7/26/2018	8/2/2018	17,405,775	$0.06	$1,044,347
2019	11/01/2018	11/08/2018	17,417,875	$0.06	$1,045,073
	1/25/2019	2/1/2019	17,481,450	$0.06	$1,048,887
	4/24/2019	5/01/2019	17,515,228	$0.06	$1,050,914
	7/25/2019	8/1/2019	17,536,454	$0.06	$1,052,187

The Board of directors has indicated its intention to pay $0.06 quarterly dividends; however, there can be no assurances that our Board of Directors will continue the dividend distributions as the decision is made on a quarterly basis based on current financial conditions and strategic plans. In November 2019, our Board of Directors declared and paid a dividend distribution of $0.06 per share.

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

The potential for growth in new markets (e.g., healthcare) is uncertain. We will continue to explore these opportunities until such time as we either generate sales or determine that resources would be more efficiently used elsewhere.

INFLATION

We have not been affected materially by inflation during the periods presented, and no material effect is expected in the near future.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

CONTRACTUAL OBLIGATIONS

The following table provides aggregate information regarding our contractual obligations as of August 31, 2019 (in thousands).

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years

Operating lease obligations	$942	$565	$376	$–	$–
Contracts Payable	1,761	1,761	–	–	–

Total	$2,703	$2,326	$376	$–	$–

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

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years. Amortization of software development costs amounted to $1,331,753, $1,300,434 and $1,096,967 for FY19, FY18 and FY17, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2019, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of August 31, 2019, the entire balance of goodwill was attributed to two of the Company's reporting units Cognigen and DILIsym. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. There were no changes to goodwill, nor has the Company recognized any impairment charges during FY19, FY18 and FY17.

Reconciliation of Goodwill for FY19, FY18 and FY17:

	Cognigen	DILIsym	Total
Balance, August 31, 2016	4,789,248	–	4,789,248
Addition	–	5,597,950	5,597,950
Impairments	–	–	–
Balance, August 31, 2017	4,789,248	5,597,950	10,387,198
Addition	–	–	–
Impairments	–	–	–
Balance, August 31, 2018	4,789,248	5,597,950	10,387,198
Addition	–	–	–
Impairments	–	–	–
Balance, August 31, 2019	$4,789,248	$5,597,950	$10,387,198

Other Intangible Assets

The following table summarizes other intangible assets as of August 31, 2019:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$687,500	$412,500
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	50,000	0
Covenants not to compete-DILIsym	Straight line 4 years	80,000	45,000	35,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 8 years	1,900,000	427,500	1,472,500
		$4,490,000	$1,210,000	$3,280,000

Amortization expense for FY19, FY18, and FY17 was $357,500, $357,500, and $200,000, respectively.

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

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $865,848, $562,079 and $585,018 for the fiscal years ended August 31, 2019, 2018 and 2017, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 2019, and August 31, 2018, we had cash and cash equivalents of $11.44 million and $9.40 million, respectively. We do not hold any investments that are exposed to market risk related to changes in interest rates, which could adversely affect the value of our assets and liabilities, and we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the years ended August 31, 2019, 2018, and 2017 we sold $4.15 million, $3.57 million and $2.75 million, respectively, of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables is subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management assessed our internal control over financial reporting as of August 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

The Company has a Corporate Code of Ethics which is posted on our website: www.simulations-plus.com.

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

42

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

November 13, 2019

SIMULATIONS PLUS, INC.

By:	/s/ John R. Kneisel
John R. Kneisel Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Shawn O’Connor	Chief Executive Officer (Principal executive officer)
Shawn O’Connor
November 13, 2019

/s/ Walter S. Woltosz	Chairman of the Board of Directors
Walter S. Woltosz
November 13, 2019

/s/ Dr. Lisa LaVange	Director
Lisa LaVange
November 13, 2019

/s/ Dr. Daniel Weiner	Director
Dr. Daniel Weiner
November 13, 2019

/s/ Dr. David L. Ralph	Director
Dr. David L. Ralph
November 13, 2019

/s/ Dr. John K. Paglia	Director
John K. Paglia
November 13, 2019

/s/ John R. Kneisel	Chief Financial Officer of the Company (Principal financial
John R. Kneisel	officer and principal accounting officer)
November 13, 2019

SIMULATIONS PLUS, INC. & SUBSIDIARY

CONTENTS

August 31, 2019, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Simulations Plus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simulations Plus, Inc. and subsidiaries (the Company) as of August 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 13, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2004.

Encino, California

November 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Simulations Plus, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Simulations Plus, Inc. and subsidiaries (the Company’s) internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Simulations Plus, Inc. and subsidiaries as of August 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31,2019 and related notes, and our report dated November 13, 2019 expressed an unqualified opinion thereon.

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

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

November 13, 2019

SIMULATIONS PLUS, INC.

CONSOLIDATED BALANCE SHEETS

As of August 31

	August 31,	August 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$11,435,499	$9,400,701
Accounts receivable, net of allowance for doubtful accounts of $0	5,026,558	5,514,528
Revenues in excess of billings	3,233,659	1,985,596
Prepaid income taxes	765,110	312,593
Prepaid expenses and other current assets	704,316	610,439
Total current assets	21,165,142	17,823,857
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $12,356,055 and $11,095,903	4,959,736	5,152,594
Property and equipment, net (note 4)	341,145	335,224
Intellectual property, net of accumulated amortization of $3,948,750 and $3,019,584	5,026,249	5,905,416
Other intangible assets net of accumulated amortization of $1,210,000 and $852,500	3,280,000	3,637,500
Goodwill	10,387,198	10,387,198
Other assets	37,227	37,227
Total assets	$45,196,697	$43,279,016

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$204,075	$351,605
Accrued payroll and other expenses	1,639,038	1,152,176
Current portion - Contracts payable (note 5)	1,761,028	2,556,644
Billings in excess of revenues	798,549	384,603
Deferred revenue	380,787	381,928
Total current liabilities	4,783,477	4,826,956

Long-term liabilities
Deferred income taxes,net	2,731,616	3,195,139
Payments due under Contracts payable (note 5)	–	3,334,296
Total liabilities	7,515,093	11,356,391

Commitments and contingencies (note 6)

Shareholders' equity (note 7)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 17,591,834 and 17,416,445 shares issued and outstanding	7,595	7,417
Additional paid-in capital	15,319,474	13,453,668
Retained earnings	22,354,535	18,461,540
Total shareholders' equity	37,681,604	31,922,625
Total liabilities and shareholders' equity	$45,196,697	$43,279,016

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended August 31,

	2019	2018	2017

Revenues	$33,970,440	$29,666,524	$24,137,913
Cost of revenues	9,025,704	7,994,228	6,307,800
Gross margin	24,944,736	21,672,296	17,830,113
Operating expenses
Selling, general, and administrative	11,796,027	9,583,852	8,198,184
Research and development	2,499,980	1,790,656	1,367,645
Total operating expenses	14,296,007	11,374,508	9,565,829

Income from operations	10,648,729	10,297,788	8,264,284

Other income (expense)
Interest income	33,522	27,122	15,857
Interest expense	(109,078)	(153,034)	(38,188)
(Loss) income on currency exchange	(16,697)	(32,934)	(1,686)
Total other income (expense)	(92,253)	(158,846)	(24,017)

Income before provision for income taxes	10,556,476	10,138,942	8,240,267
Provision for income taxes	(1,973,147)	(1,204,130)	(2,452,670)
Net Income	$8,583,329	$8,934,812	$5,787,597

Earnings per share
Basic	$0.49	$0.52	$0.34
Diluted	$0.48	$0.50	$0.33

Weighted-average common shares outstanding
Basic	17,492,258	17,328,707	17,239,490
Diluted	18,057,431	17,860,392	17,515,917

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended August 31, 2019, 2018 and 2017

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, August 31, 2016	17,225,478	$7,227	$11,376,007	$11,349,360	$22,732,594

Exercise of stock options	49,642	49	111,355		111,404

Stock-based Compensation			585,018		585,018

Shares issued to Directors for services	2,484	2	36,761		36,763

Declaration of Dividend				(3,448,489)	(3,448,489)

Net income				5,787,597	5,787,597

Balance, August 31, 2017	17,277,604	$7,278	$12,109,141	$13,688,468	$25,804,887

Exercise of stock options	130,006	131	635,452	–	635,583

Stock-based Compensation	–	–	562,078	–	562,078

Shares issued to Directors for services	8,835	8	146,997	–	147,005

Declaration of Dividend	–	–	–	(4,161,740)	(4,161,740)

Net income	–	–	–	8,934,812	8,934,812

Balance, August 31, 2018	17,416,445	$7,417	$13,453,668	$18,461,540	$31,922,625

Cumulative Effect of Changes related to adoption of ASC 606	–	–	–	(493,279)	(493,279)

Exercise of stock options	166,703	168	787,979	–	788,147

Stock-based Compensation	–		865,848	–	865,848

Shares issued to Directors for services	8,686	10	211,979	–	211,989

Declaration of Dividend	–	2	–	(4,197,055)	(4,197,055)

Net income	–	–	–	8,583,329	8,583,329

Balance, August 31, 2019	17,591,834	$7,595	$15,319,474	$22,354,535	$37,681,604

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities
Net income	$8,583,329	$8,934,812	$5,787,597
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,750,245	2,721,304	2,135,078
Change in value of contingent consideration	109,060	152,752	38,188
Stock-based compensation	1,077,837	709,083	621,781
Deferred income taxes	(299,096)	(1,731,821)	(178,374)
(Increase) decrease in
Accounts receivable	487,970	(1,465,803)	(876,231)
Revenues in excess of billings	(1,248,063)	(504,514)	(634,409)
Prepaid income taxes	(452,517)	149,850	93,043
Prepaid expenses and other assets	(93,877)	(153,682)	40,528
Increase (decrease) in
Accounts payable	(147,529)	110,713	99,337
Accrued payroll and other expenses	486,862	168,883	283,831
Billings in excess of revenues	413,946	167,645	(118,061)
Accrued income taxes	–	–	(153,713)
Other liabilities	–	–	(8,274)
Deferred revenue	(29,747)	27,966	(252,582)
Net cash provided by operating activities	11,638,420	9,287,188	6,877,739

Cash flows used in investing activities
Purchases of property and equipment	(137,745)	(183,291)	(175,961)
Purchases of intellectual property	(50,000)	–	–
Cash used to acquire subsidiaries	–	–	(4,515,982)
Cash received in acquisition	–	–	1,720,434
Capitalized computer software development costs	(1,767,996)	(2,145,429)	(1,383,711)
Net cash used in investing activities	(1,955,741)	(2,328,720)	(4,355,220)

Cash flows used in financing activities
Payment of dividends	(4,197,055)	(4,161,740)	(3,448,489)
Payments on Contracts Payable	(4,238,973)	(247,328)	(1,000,000)
Proceeds from the exercise of stock options	788,147	635,583	111,404
Net cash used in financing activities	(7,647,881)	(3,773,485)	(4,337,085)

Net increase (decrease) in cash and cash equivalents	2,034,798	3,184,983	(1,814,566)
Cash and cash equivalents, beginning of year	9,400,701	6,215,718	8,030,284
Cash and cash equivalents, end of period	$11,435,499	$9,400,701	$6,215,718

Supplemental disclosures of cash flow information
Income taxes paid	$2,673,475	$2,712,988	$2,687,921

Non-Cash Investing and Financing Activities
Creation of contract liabilities for acquisition of subsidiaries	$–	$–	$5,738,188

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

Notes to Financial Statements

For the Year Ended August 31, 2019

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 and its related amendments regarding Accounting Standards Codification Topic 606 (ASC Topic 606), Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of incremental costs related to obtaining customer contracts. We adopted ASC Topic 606, effective September 1, 2018, utilizing the modified retrospective method. This approach was applied to contracts that were in process as of September 1, 2018, and the corresponding incremental costs of obtaining those contracts, which resulted in a cumulative effect adjustment of $493,279 to the opening balance of retained earnings at the date of adoption. The adoption of this ASU primarily impacts the timing of our revenue recognition for certain sales contracts, the capitalization and amortization of incremental costs of obtaining a contract, and related disclosures. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for fiscal year 2018 are not adjusted and continue to be reported under ASC Topic 605.

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

•

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of August 31, 2019. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years. Amortization of software development costs amounted to $1,331,753, $1,300,434, and $1,096,967 for the years ended August 31, 2019, 2018, and 2017, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2019, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of August 31, 2019, the entire balance of goodwill was attributed to two of the Company's reporting units, Cognigen Corporation and DILIsym Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during the periods ended August 31, 2019, 2018 and 2017.

Reconciliation of Goodwill for the period ended August 31, 2019:

	Cognigen	DILIsym	Total
Balance, August 31, 2016	$4,789,248	$–	$4,789,248
Addition	–	5,597,950	5,597,950
Impairments	–	–	–
Balance, August 31, 2017	4,789,248	5,597,950	10,387,198
Addition	–	–	–
Impairments	–	–	–
Balance, August 31, 2018	4,789,248	5,597,950	10,387,198
Addition	–	–	–
Impairments	–	–	–
Balance, August 31, 2019	$4,789,248	$5,597,950	$10,387,198

Other Intangible Assets

The following table summarizes other intangible assets as of August 31, 2019:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$687,500	$412,500
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	50,000	0
Covenants not to compete-DILIsym	Straight line 4 years	80,000	45,000	35,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 8 years	1,900,000	427,500	1,472,500
		$4,490,000	$1,210,500	$3,280,000

Amortization expense for the year ended August 31, 2019, 2018 and 2017 was $357,500, $357,500, and $200,000.

Future amortization for the next five years is as follows:

Year ending August 31,	Amount
2020	$347,500
2021	$342,500
2022	$327,500
2023	$190,000
2024	$190,000

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

The following table summarizes fair value measurements at August 31, 2019 and August 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

August 31, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,435,499	$–	$–	$11,435,499
Acquisition-related contingent consideration obligations	$–	$–	$1,761,028	$1,761,028

August 31, 2018:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,400,701	$–	$–	$9,400,701
Acquisition-related contingent consideration obligations	$–	$–	$4,890,940	$4,890,940

As of August 31, 2019 and 2018, the Company has a liability for contingent consideration related to its acquisition of the DILIsym Services, Inc. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value.

Value at August 31, 2018	$4,890,940
Purchase price contingent consideration	–
Contingent consideration payments	(3,238,972)
Change in value of contingent consideration	109,060
Value at August 31, 2019	$1,761,028

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2019, 2018 and 2017 were approximately $83,213, $67,848 and $58,445, respectively.

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the fiscal years ended August 31, 2019, 2018 and 2017 was $7,500. Accumulated amortization as of August 31, 2019 and 2018 was $56,250 and $48,750, respectively.

On May 15, 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization for the year ended August 31, 2019, 2018 and 2017 was $600,000. Accumulated amortization as of August 31, 2019 and 2018 was $3,175,000 and $2,575,000, respectively.

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with the drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the fiscal years ended August 31, 2019 and 2018 was $316,667 and $316,667, respectively, and is included in cost of revenues. Total accumulated amortization as of August 31, 2019 and 2018 was $712,513 and $395,833, respectively.

In September 2018, we purchased certain intellectual property rights of Entelos Holding Company, a Delaware Corporation. The cost of $50,000 is being amortized over 10 years under the straight-line method. Amortization expense for the year ended August 31, 2019 was $5,000. Accumulated amortization as of August 31, 2019 was $5,000.

Total amortization expense for intellectual property agreements for the years ended August 31, 2019, 2018 and 2017 was $929,167, $924,167, and $686,667. Accumulated amortization as of August 31, 2019 and 2018 was $3,948,750 and $3,019,584, respectively.

Future amortization for the next five years is as follows:

Years ending August 31,	TSRL	Enslein	DILI-Acquired Developed Technologies	Entelos	Total
2020	$600,000	$7,500	$316,667	$5,000	$929,167
2021	$600,000	$7,500	$316,667	$5,000	$929,167
2022	$600,000	$3,750	$316,667	$5,000	$925,417
2023	$600,000	–	$316,667	$5,000	$921,667
2024	$425,000	–	$316,667	$5,000	$746,667

Earnings per Share

The Company reports earnings per share in accordance with FASB ACS 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Numerator
Net income attributable to common shareholders	$8,583,329	$8,934,812	$5,787,897

Denominator
Weighted-average number of common shares outstanding during the year	17,492,258	17,328,707	17,239,490
Dilutive effect of stock options	565,173	531,685	276,427

Common stock and common stock equivalents used for diluted earnings per share	18,057,431	17,860,392	17,515,917

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $865,848, $562,078 and $585,018 for the fiscal years ended August 31, 2019, 2018 and 2017, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the years ended August 31, 2019, 2018 and 2017.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current generally accepted accounting principles in the U.S. (GAAP) and replace it with a principles-based approach for determining revenue recognition. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board's new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. This standard was adopted concurrently with the adoption of ASU 2016-10 and both are effective for annual and interim periods beginning after December 15, 2017.

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

NOTE 3 – REVENUE RECOGNITION

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
Software Revenues:

Software revenues are generated primarily from sales of software licenses at the time the software is unlocked and the term commences. The license period typically is one year or less. Along with the license a di minimis amount of customer support is provided to assist the customer with the software. Should the customer need more than a di minimis amount of support they can choose to enter into a separate contract for additional training. Most software is installed on our customers’ servers and the Company has no control of the software once the sale is made.

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

Remaining performance obligations that do not fall under the expedients require the Company to perform various consulting and software development services and consortium memberships of approximately $6,843,000. It is anticipated these revenues will be recognized within the next two and a half years.

Contract liabilities

During the year ended August 31, 2019 the Company recognized $767,000 of revenue that was included in contract liabilities as of August 31, 2019.

Disaggregation of Revenues

Disaggregation of Revenues:	Year Ended August 31, 2019
Software licenses
Point in time	$17,425,353
Over time	1,053,562
Consulting services
Over time	15,491,525
Total Revenue	$33,970,440

The following table summarizes the adjustments made to accounts on the condensed consolidated balance sheet as of September 1, 2018 as a result of applying the modified retrospective method to adopt ASC Topic 606:

	As Reported August 31, 2018	Adjustments to reflect the adoption of ASC Topic 606	As Adjusted September 1, 2018
Capitalized Software, net	$5,152,594	$(629,100)	$4,523,494
Deferred revenue	381,928	28,606	410,534
Deferred income taxes, net	3,195,139	(164,427)	3,030,713
Retained Earnings	$18,461,540	$(493,279)	$17,968,261

The following tables present the amount by which each condensed consolidated financial statement line item is affected as of and for the year ended August 31, 2019 by ASC Topic 606:

	Year Ended August 31, 2019
	As Reported	Balances Without the adoption of ASC Topic 606	Effect of Change
Revenues	$33,970,440	$33,992,369	$(21,929)
Cost of revenues	9,025,704	8,824,474	201,230
Gross profit	24,944,736	25,167,895	(223,159)
Income from operations	10,648,729	10,871,888	(223,159)
Income before provision for income taxes	10,556,476	10,779,635	(223,159)
Provision for income taxes	(1,973,147)	(2,043,571)	(70,424)
Net income	$8,583,329	$8,736,064	$(152,735)
Earnings per share-diluted	$0.48	$0.48	$–
Weighted-average common shares outstanding, diluted	18,057,431	18,057,431	–

	Year Ended August 31, 2019
	As Reported	Balances Without the adoption of ASC Topic 606	Effect of Change
Cash Flows From Operating Activities:
Net income	$8,583,329	$8,736,064	$(152,735)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,750,245	2,890,389	(140,144)
Changes in operating assets and liabilities:
Deferred revenue	(295,966)	(274,037)	21,929
Net cash provided by operating activities	11,438,762	11,167,812	(270,950)
Cash flows used in investing activities
Capitalized computer software development costs	$(1,767,996)	$(2,109,369)	$341,373

Contracts in Progress

Contracts in progress are included in the accompanying balance sheets under the following captions:

	2019	2018
Revenues in excess of billings	$3,233,659	$1,985,596
Billings in excess of revenues	(798,549)	(384,603)
	$2,435,110	$1,600,993

Cost, estimated earnings, and billings on uncompleted contracts are summarized as follows as of August 31, 2019 and 2018:

	2019	2018
Revenues earned to date on uncompleted contracts	$19,254,928	$11,794,764
Billings to date on uncompleted contracts	(16,819,818)	(10,193,771)
	$2,435,110	$1,600,993

Balance increases and decreases in these accounts are due to the timing of amounts billed, payments received, and revenue recognized.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2019 and 2018 consisted of the following:

	2019	2018
Equipment	$741,486	$741,984
Computer equipment	411,632	285,834
Furniture and fixtures	160,990	148,544
Leasehold improvements	110,165	110,162
	1,424,273	1,286,524
Less accumulated depreciation and amortization	1,083,128	951,300
Total	$341,145	$335,224

Depreciation expense was $131,827, $139,202, and $151,444 for the years ended August 31, 2019, 2018, and 2017, respectively.

NOTE 5: CONTRACTS PAYABLE

DILIsym Acquisition Liabilities:

On June 1, 2017, the Company acquired DILIsym Services, Inc. The agreement provided for a working capital adjustment, an eighteen-month $1,000,000 holdback provision against certain representations and warrantees, and an Earn-out agreement of up to an additional $5,000,000 in Earn-out payments based on earnings over the next three years. The Earn-out liability has been recorded at an estimated fair value. Payments under the Earn-out liability will be due starting in FY 2018. In September 2018, $1,556,644 was paid out under the first earn-out payment, a second earn-out payment was made in August 2019 in the amount of $1,682,329 it is estimated that a final payment of approximately $1,761,028 will be paid in August 2020.

As of August 31, 2019 and 2018 the following liabilities have been recorded:

	2019	2018
Working Capital Liability	$–	$–
Holdback Liability	–	1,000,000
Earn-out Liability	1,761,028	4,890,940
Sub Total	$1,761,028	$5,890,940
Less: Current Portion	1,761,028	2,556,644
Long-Term	$–	$3,334,296

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

Our Buffalo subsidiary leases approximately 12,623 square feet of space in Buffalo, New York. The initial five-year term expired in October 2018 and was renewed for a three year option to extending it to October 2021. The new base rent is $16,147 per month.

In September 2017 DILIsym service signed a 3-year lease for approximately 1,900 rentable square feet of space in Research Triangle Park, North Carolina. The initial three-year term expires in October 2020. The initial base rent is $3,975 per month with an annual 3% adjustment. Prior to this lease DILIsym was on a month-to-month rental.

Rent expense, including common area maintenance fees for the years ended August 31, 2019, 2018 and 2017 was $584,000, $567,000 and $509,600, respectively.

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2019 were as follows:

Years Ending August 31,
2020	566,000
2021	327,000
2022	49,000
$942,000

Employment Agreements

In the normal course of business the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company has a royalty agreement with Dassault Systèmes Americas Corp. for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. Under this agreement for the year ended August 31, 2019, 2018 and 2017 we incurred royalty expense of $195,828, $175,740 and $139,551, respectively.

Dassault Systèmes has indicated they are no longer making access to this data base available for purchase, the Company is in the process of making arrangements to replace the database.

Litigation

We are not a party to any legal proceedings and are not aware of any pending legal proceedings of any kind.

NOTE 7 - SHAREHOLDERS' EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal year 2019, 2018 and 2017. The details of dividend paid are in the following tables:

FY2017

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/10/2016	11/17/2016	17,226,478	$0.05	$861,324
1/30/2017	2/06/2017	17,233,758	0.05	861,688
5/08/2017	5/15/2017	17,240,626	0.05	862,031
7/28/2017	8/04/2017	17,268,920	$0.05	863,446
Total				$3,448,489

FY2018

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
1/26/2018	2/2/2018	17,317,752	0.06	1,039,065
4/25/2018	5/2/2018	17,354,005	0.06	1,041,240
7/26/2018	8/2/2018	17,405,775	$0.06	1,044,347
Total				$4,161,740

FY2019

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/01/2018	11/08/2018	17,417,875	$0.06	$1,045,073
1/25/2019	2/1/2019	17,481,450	0.06	1,048,887
4/24/2019	5/1/2019	17,515,228	0.06	1,050,914
7/25/2019	8/1/2019	17,536,454	$0.06	1,052,181
Total				$4,197,055

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

As of August 31, 2019, employees and directors hold stock options to purchase 1,163,259 shares of common stock at exercise prices ranging from $6.75 to $34.23 per share.

The following table summarizes information about stock options:

Transactions in FY17	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2016	947,500	$7.50	7.73
Granted	434,916	10.18
Exercised	(49,642)	3.56
Cancelled/Forfeited	(83,648)	8.68
Outstanding, August 31, 2017	1,249,126	$8.51	7.74
Exercisable, August 31, 2017	401,485	$6.45	5.59
Vested and Expected to Vest, August 31, 2017	1,144,405	$8.41	7.63

Transactions in FY18	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2017	1,249,126	$8.51	7.74
Granted	52,000	22.36
Exercised	(130,006)	5.97
Canceled/Forfeited	(30,144)	9.10
Expired	(6,000)	5.06
Outstanding, August 31, 2018	1,134,976	$9.44	7.31
Vested and Exercisable, August 31, 2018	483,696	$7.79	6.48
Vested and Expected to Vest, August 31, 2018	1,069,807	$9.35	7.26

Transactions in FY19	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2018	1,134,976	$9.44	7.31
Granted	263,500	22.78
Exercised	(166,703)	7.15
Canceled/Forfeited	(68,514)	12.17
Expired
Outstanding, August 31, 2019	1,163,259	$12.63	7.13
Vested and Exercisable, August 31, 2019	515,394	$8.57	6.09
Vested and Expected to Vest, August 31, 2019	1,101,800	$12.39	7.07

Intrinsic Value of options outstanding and options exercisable

	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
FY17	$7,479,068	$3,232,356	$479,713
FY18	$13,064,884	$6,315,086	$1,495,313
FY19	$27,312,742	$14,194,724	$3,224,454

The weighted-average remaining contractual life of options outstanding issued under the 2007 and 2017 Plan was 7.13 years at August 31, 2019. The exercise prices for the options outstanding at August 31, 2019 ranged from $6.75 to $34.23 per share, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.75	$8.00	230,133	5.0 years	$6.85	228,133	5.0 years	$6.85
$8.01	$16.00	636,976	7.0 years	$9.96	287,261	7.0 years	$9.93
$16.01	$24.00	248,150	8.8 years	$20.66	–		–
$24.01	$34.23	48,000	9.9 years	$34.23	–		–
		1,163,259	7.1 years	$12.63	515,394	6.1 years	$8.57

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

The components of the income tax provision for fiscal year 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Current
Federal	$1,794,596	$2,370,955	$2,385,660
State	426,364	460,619	217,281
Foreign	51,285	104,377	28,103
	2,272,245	2,935,951	2,631,044
Deferred
Federal	(140,730)	(1,698,201)	(612,629
State	(158,368)	(33,620	434,255
	(299,098)	(1,731,821)	(178,374)

Total	$1,973,147	$1,204,130	$2,452,670

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for fiscal year 2019, 2018 and 2017:

	2019	2018	2017
Income tax computed at federal statutory tax rate	21.0%	25.4%	34.0%
State taxes, net of federal benefit	4.1	4.0	3.5
Meals & entertainment	0.1	0.0	0.0
Stock based compensation	(2.6)	0.5	0.0
Other permanent differences	(0.7)	1.2	(0.5)
Research and development credit	(2.3)	(2.6)	(3.6)
Domestic production activities	–	(1.8)	(2.3)
Change in deferred income taxes due to statutory rate changes	–	(14.8)	–
Change in prior year estimated taxes	(0.9)	(0.0)	(1.3)
Total	18.7%	11.9%	29.8%

Significant components of the Company's deferred tax assets and liabilities for income taxes for the fiscal years ended August 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets
Accrued payroll and other expenses	$236,455	$187,220
Deferred revenue	55,038	34,955
Capitalized merger costs	361,103	365,801
Intellectual property	9,301	11,066
State taxes	89,537	96,730
State tax deferred	146,815	174,800
Total deferred tax assets	898,249	870,572
Less: Valuation allowance	–	–
	898,249	870,572
Deferred tax liabilities
Property and equipment	(61,991)	(57,636)
State tax deferred	(16,471)	(10,701)
Intellectual property	(2,217,234)	(2,593,292)
Capitalized computer software development costs	(1,334,169)	(1,404,082)
Total deferred tax liabilities	(3,629,865)	(4,065,711)

Net deferred tax liabilities	$(2,731,616)	$(3,195,139)

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. Interest and penalties totaled $2,531, -0-, and $-0- for fiscal year 2019, 2018, and 2017, respectively. We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal year 2015 thru 2018 are open for audit, and our state tax returns for fiscal year 2013 through 2018 remain open for audit. In addition, our California tax return for the fiscal year 2007 and fiscal year 2008 remains open with regard to R&D tax credits as a result of a previous audit for which we received a letter from the California Franchise Tax Board stating that an audit will not be conducted for those years at this time; however it may be subject to future audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

NOTE 9 – CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California, with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At August 31, 2019 the Company had cash and cash equivalents exceeding insured limits by $10,223,000.

Revenue concentration shows that international sales accounted for 34%, 39% and 38% of net sales for fiscal years 2019, 2018 and 2017, respectively. Three customers accounted for 8%, 8% (a dealer account in Japan representing various customers), and 7% of net sales for fiscal year 2019. Four customers accounted for 9% (a dealer account in Japan representing various customers), 7%, 6% and 5% of net sales for fiscal year 2018. Three customers accounted for 7% (a dealer account in Japan representing various customers), 7% and 5% of net sales for fiscal year 2017.

FY19 accounts receivable concentrations show that one customer comprised 10%, of accounts receivable as of August 31, 2019. FY18 accounts receivable concentrations show that one customer comprised 17% (a dealer account in Japan representing various customers), of accounts receivable as of August 31, 2018.

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

Results for each segment and consolidated results are as follows years ended August 31, 2019, 2018 and 2017 (in thousands, because of rounding, numbers may not foot):

Year ended August 31, 2019
	Simulations Plus, Inc.	Cognigen Corporation	DILIsym	Eliminations	Total
Net Revenues	$19,585	$9,321	$5,065		$33,970
Income from operations before income taxes	$7,752	$1,481	$1,416		$10,648
Total assets	$38,535	$11,196	$13,168	$(17,702)	$45,197
Goodwill	$0	$4,789	$5,598		$10,387
Capital expenditures	$39	$79	$20		$138
Capitalized software costs	$1,482	$114	$172		$1,768
Depreciation and Amortization	$1,806	$364	$580		$2,750

Year ended August 31, 2018
	Simulations Plus, Inc.	Cognigen Corporation	DILIsym	Eliminations	Total
Net Revenues	$17,553	$7,857	$4,257		$29,667
Income from operations before income taxes	$7,533	$1,902	$863		$10,298
Total assets	$38,000	$8,733	$14,248	$(17,702)	$43,279
Goodwill	$0	$4,789	$5,598		$10,387
Capital expenditures	$65	$100	$18		$183
Capitalized software costs	$1,365	$625	$155		$2,145
Depreciation and Amortization	$1,748	$401	$572		$2,721

Year ended August 31, 2017
	Simulations Plus, Inc.	Cognigen Corporation	DILIsym	Eliminations	Total
Net Revenues	$15,600	$7,300	$1,238		$24,138
Income from operations before income taxes	$6,194	$1,750	$320		$8,264
Total assets	$33,056	$9,363	$13,794	$(17,702)	$38,512
Goodwill	$0	$4,789	$5,598		$10,387
Capital expenditures	$48	$96	$1,384		$1,528
Capitalized software costs	$1,133	$219	$24		$1,376
Depreciation and Amortization	$1618	$374	$135		$2,127

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the years ended August 31, 2019, 2018 and 2017 were as follows (in thousands, because of rounding, numbers may not foot):

Year ended August 31, 2019

	North America	Europe	Asia	South America	Total

Simulations Plus, Inc.	$9,327	$5,144	$5,060	$54	$19,585
Cognigen Corporation	9,321	–	–	–	9,321
DILIsym Services, Inc.	3,875	685	505	–	5,065
Total	$22,523	$5,829	$5,565	$54	$33,971

Year ended August 31, 2018

	North America	Europe	Asia	South America	Total

Simulations Plus, Inc.	$7,826	$4,964	$4,733	$30	$17,553
Cognigen Corporation	7,857	–	–	–	7,857
DILIsym Services, Inc.	3,163	312	782	–	4,257
Total	$18,846	$5,276	$5,515	$30	$29,667

Year ended August 31, 2017

	North America	Europe	Asia	South America	Total

Simulations Plus, Inc.	$7,846	$3,826	$3,926	$1	$15,600
Cognigen Corporation	7,300	–	–	–	7,300
DILIsym Services, Inc.*	851	151	236	–	1,238
Total	$15,997	$3,977	$4,162	$1	$24,138

*DILIsym was acquired on June 1, 2017.

NOTE 11 – RELATED PARTY TRANSACTIONS

On June 1, 2017 the Company acquired DILIsym Service, Inc. As part of that agreement the Company paid $1,704,000 to former shareholders of DILIsym Services, Inc. who are currently employees of the Consolidated Company. In addition, as part of the acquisition agreement the Company owes approximately $2,260,000 of acquisition liabilities at August 31, 2018 to the former shareholders who are still employees of the Consolidated Company. One of the former shareholders of DILIsym is currently a director of Simulations Plus, under the agreement he received approximately, $29,000 and could receive up to approximately $30,000 in future earn-out payments. In September 2018, subsequent to year end under terms of the agreement the Company made payments in the amount of approximately $587,000 and $10,000, respectively to the employees and the current director. In Fiscal year 2019, under terms of the agreement the Company made payments in the amount of approximately $1,599,534 and $27,312, respectively to the employees and the current director.

NOTE 12 - EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the total employee compensation. We can also elect to make a profit-sharing contribution. We contributed $404,684, $326,762 and $251,899 for fiscal year 2019, 2018 and 2017, respectively.

NOTE 13 - ACQUISITION/MERGER WITH SUBSIDIARIES

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

On June 1, 2017, the Company paid the former shareholders of DILIsym a total of $4,515,982, which included a $4,000,000 initial payment and a preliminary working capital payment of $515,982. An additional working capital adjustment of $247,328 was due under the agreement and was paid subsequent in FY 2018. In December 2018, the Company paid the former shareholders of DILIsym a total of $1,000,000 under a holdback provision.

The agreement calls for earn-out payments up to an additional $5,000,000 based on a formula of pre-tax earnings over a three years period. The Earn-out liability has been recorded at fair value. Payments made under the earn-out are as follows: In September 2018, $1,556,644 was paid out under the first earn-out payment, a second earn-out payment was made in August 2019 in the amount of $1,682,329, and it is estimated that a final payment of approximately $1,761,000 will be paid in August 2020.

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

PROFORMA INFORMATION (UNAUDITED)

Consolidated supplemental Pro Forma information

The following consolidated supplemental pro forma information assumes that the acquisition of DILIsym took place on September 1, 2015 for the income statements for the fiscal year ended August 31, 2017, and 2016. These amounts (in thousands) have been calculated after applying the Company’s accounting policies and adjusting the results of DILIsym to reflect the same expenses in the fiscal year ended August 31, 2017 that were incurred in the fiscal year ended August 31, 2016. The adjustments include costs of acquisition of $620,000, and the amortization of intangibles and other technologies acquired during the merger assuming the fair value adjustments applied on September 1, 2015, together with consequential tax effects.

	(Actual)	(Actual)	(Pro forma)*
	2019	2018	2017
Net Sales	$33,970	$29,667	$27,184
Net Income	$8,583	$8,935	$6,325

*Includes 3 months actual results for the period of June 1, 2017 to August 31, 2017

NOTE 14. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited quarterly financial data for each full quarterly period of the years ended August 31, 2019 and 2018:

	First	Second	Third	Fourth
Year ended August 31, 2019	Quarter	Quarter	Quarter	Quarter
Revenues	$7,536	$8,472	$9,937	$8,026
Gross Profit	$5,336	$6,264	$7,613	$5,735
Net Income	$1,536	$2,099	$2,889	$2,059
Earnings per share, Basic	$0.09	$0.12	$0.16	$0.12
Earnings per share, Diluted	$0.09	$0.12	$0.16	$0.11

(in 1,000’s except for per share data)

	First	Second	Third	Fourth
Year ended August 31, 2018	Quarter	Quarter	Quarter	Quarter
Revenues	$7,069	$7,357	$8,553	$6,688
Gross Profit	$5,333	$5,241	$6,530	$4,568
Net Income	$1,716	$3,475	$2,406	$1,338
Earnings per share, Basic	$0.10	$0.20	$0.14	$0.08
Earnings per share, Diluted	$0.10	$0.19	$0.13	$0.07

NOTE 15 - SUBSEQUENT EVENTS

Dividend Declared

On October 14, 2019, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend was distributed on Friday, November 1, 2019, for shareholders of record as of Friday, October 25, 2019.

