Form 10-Q
period 2019-11-30
SIMULATIONS PLUS INC
filed 2020-01-09
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended November 30, 2019

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 9, 2020 was 17,643,339; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended November 30, 2019

i

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30,	August 31,
	2019	2019
ASSETS
Current assets
Cash and cash equivalents	$12,610,446	$11,435,499
Accounts receivable, net of allowance for doubtful accounts of $0	6,353,416	5,026,558
Revenues in excess of billings	3,480,934	3,233,659
Prepaid income taxes	87,078	765,110
Prepaid expenses and other current assets	561,129	704,316
Total current assets	23,093,003	21,165,142
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $12,669,722 and $12,356,055	5,152,941	4,959,736
Property and equipment, net (note 4)	334,763	341,145
Operating lease right of use asset	770,853	–
Intellectual property, net of accumulated amortization of $4,181,042 and $3,948,750	4,793,958	5,026,249
Other intangible assets net of accumulated amortization of $1,296,875 and $1,210,000	3,193,125	3,280,000
Goodwill	10,387,198	10,387,198
Other assets	37,227	37,227
Total assets	$47,763,068	$45,196,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$584,944	$204,075
Accrued payroll and other expenses	1,597,643	1,639,038
Income taxes payable	–	–
Current portion - Contracts payable (note 5)	1,761,028	1,761,028
Billings in excess of revenues	889,699	798,549
Operating lease liability, current portion	528,055	–
Deferred revenue	271,739	380,787
Total current liabilities	5,633,108	4,783,477

Long-term liabilities
Deferred income taxes,net	2,703,711	2,731,616
Operating Lease Liability	240,072	–
Total liabilities	8,576,891	7,515,093

Commitments and contingencies (note 6)

Shareholders' equity (note 7)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	–	–
Common stock, $0.001 par value 50,000,000 shares authorized 17,623,324 and 17,591,834 shares issued and outstanding	7,626	7,595
Additional paid-in capital	15,822,118	15,319,474
Retained earnings	23,356,433	22,354,535
Total shareholders' equity	39,186,177	37,681,604
Total liabilities and shareholders' equity	$47,763,068	$45,196,697

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended November 30,

	Three months ended
	(Unaudited)
	2019	2018

Revenues	$9,401,103	$7,535,903
Cost of revenues	2,642,908	2,200,371
Gross margin	6,758,195	5,335,532
Operating expenses
Selling, general, and administrative	3,513,361	2,719,151
Research and development	526,352	529,636
Total operating expenses	4,039,713	3,248,787

Income from operations	2,718,482	2,086,745

Other income (expense)
Interest income	11,274	3,672
Interest expense	–	(38,188)
(Loss) income on currency exchange	3,711	(30,611)
Total other income (expense)	14,985	(65,127)

Income before provision for income taxes	2,733,467	2,021,618
Provision for income taxes	(675,190)	(485,671)
Net Income	$2,058,277	$1,535,947

Earnings per share
Basic	$0.12	$0.09
Diluted	$0.11	$0.09

Weighted-average common shares outstanding
Basic	17,608,991	17,421,838
Diluted	18,306,998	17,997,735

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the three months ended November 30, 2019 and the year ended August 31, 2019

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, August 31, 2018	17,416,445	$7,417	$13,453,668	$18,461,540	$31,922,625
Exercise of stock options	41,103	42	357,410		357,452
Stock-based Compensation			200,029		200,029
Shares issued to Directors for services	2,222	2	44,904		44,906
Adjustment for 606				(493,279)	(493,279)
Declaration of Dividend				(1,045,073)	(1,045,073)
Net income				1,535,947	1,535,947
Balance, November 30, 2018	17,459,770	7,461	14,056,011	18,459,135	32,522,607

Exercise of stock options	37,680	38	121,912		121,950
Stock-based Compensation			208,715		208,715
Shares issued to Directors for services	2,508	4	48,954		48,958
Declaration of Dividend				(1,048,887)	(1,048,887)
Net income				2,099,449	2,099,449
Balance, February 28, 2019	17,499,958	7,503	14,435,592	19,509,697	33,952,792

Exercise of stock options	25,849	26	103,747		103,773
Stock-based Compensation			224,654		224,654
Shares issued to Directors for services	2,176	2	49,023		49,025
Declaration of Dividend				(1,050,914)	(1,050,914)
Net income				2,888,706	2,888,706
Balance, May 31, 2019	17,527,983	7,531	14,813,016	21,347,489	36,168,036

Exercise of stock options	62,071	62	204,910		204,972
Stock-based Compensation			232,450		232,450
Shares issued to Directors for services	1,780	2	69,098		69,100
Declaration of Dividend				(1,052,181)	(1,052,181)
Net income				2,059,227	2,059,227
Balance, August 31, 2019	17,591,834	7,595	15,319,474	22,354,535	37,681,604

Exercise of stock options	29,445	29	135,529		135,558
Stock-based Compensation			294,704		294,704
Shares issued to Directors for services	2,045	2	72,411		72,413
Declaration of Dividend				(1,056,379)	(1,056,379)
Net income				2,058,277	2,058,277
Balance November 30, 2019	17,623,324	$7,626	$15,822,118	$23,356,433	$39,186,177

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended November 30,

	(Unaudited)
	2019	2018
Cash flows from operating activities
Net income	$2,058,277	$1,535,947
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	670,712	694,789
Change in value of contingent consideration	–	38,188
Stock-based compensation	367,117	244,935
Deferred income taxes	(27,905)	(41,701)
(Increase) decrease in
Accounts receivable	(1,326,858)	227,402
Revenues in excess of billings	(247,275)	(274,014)
Prepaid income taxes	678,032	312,593
Prepaid expenses and other assets	143,187	108,376
Increase (decrease) in
Accounts payable	380,866	(133,471)
Accrued payroll and other expenses	(44,121)	65,892
Billings in excess of revenues	91,150	(112,666)
Accrued income taxes	–	168,220
Deferred revenue	(109,048)	(222,769)
Net cash provided by operating activities	2,634,134	2,611,721

Cash flows used in investing activities
Purchases of property and equipment	(31,495)	(1,255)
Purchases of intellectual property	–	(50,000)
Capitalized computer software development costs	(506,871)	(364,664)
Net cash used in investing activities	(538,366)	(415,919)

Cash flows used in financing activities
Payment of dividends	(1,056,379)	(1,045,073)
Payments on Contracts Payable	–	(1,556,644)
Proceeds from the exercise of stock options	135,558	357,452
Net cash used in financing activities	(920,821)	(2,244,265)

Net increase (decrease) in cash and cash equivalents	1,174,947	(48,463)
Cash and cash equivalents, beginning of year	11,435,499	9,400,701
Cash and cash equivalents, end of period	$12,610,446	$9,352,238

Supplemental disclosures of cash flow information
Income taxes paid	$25,063	$16,357

Non-Cash Investing and Financing Activities
Right of use assets acquired	$902,553	$–

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019 and 2018

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2019, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2019. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 and its related amendments regarding Accounting Standards Codification Topic 606 (ASC Topic 606), Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of incremental costs related to obtaining customer contracts. We adopted ASC Topic 606, effective September 1, 2018, utilizing the modified retrospective method. This approach was applied to contracts that were in process as of September 1, 2018, and the corresponding incremental costs of obtaining those contracts, which resulted in a cumulative effect adjustment of $493,279 to the opening balance of retained earnings at the date of adoption. The adoption of this ASU primarily impacts the timing of our revenue recognition for certain sales contracts, the capitalization and amortization of incremental costs of obtaining a contract, and related disclosures. The reported results for fiscal year 2019 reflect the application of ASC Topic 606.

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

•

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of November 30, 2019. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $313,668 and $339,073 for the three months ended November 30, 2019 and 2018, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02—Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessor have not significantly changed from previous U.S. GAAP. This ASU was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We adopted this ASU on September 1, 2019.

We lease various production, administrative and sales offices under operating leases. We evaluate our contracts to determine if an arrangement is a lease at inception and classify it as a finance or operating lease. Currently, all our leases are classified as operating leases. Leased assets and corresponding liabilities are recognized based on the present value of the lease payments over the lease term. Our lease terms may include options to extend when it is reasonably certain that we will exercise that option. Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease. With the adoption of ASC 842 on September 1, 2019, we recognized all leases with terms greater than 12 months in duration on our consolidated balance sheets as right-of-use assets and lease liabilities. We adopted the standard using the prospective approach and did not retrospectively apply to prior periods. Right-of-use assets are recorded in long-term assets on our consolidated balance sheets. Current and non-current lease liabilities are recorded as operating lease liabilities within current liabilities and long-term liabilities, respectively, on our consolidated balance sheets. As part of the adoption of this standard we recorded the following assets and liabilities as of September 1, 2019:

Right of use assets	$902,553
Lease Liabilities, Current	$537,017
Lease Liabilities, Long-term	$365,536

We have made certain assumptions and judgments when applying ASC 842, the most significant of which are:

•	We elected the package of practical expedients available for transition that allow us to not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases and whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.
•	We did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.
•	For all asset classes, we elected to not recognize a right-of-use asset and lease liability for short-term leases.
•	The determination of the discount rate used in a lease is our estimated incremental borrowing rate that is based on what we would expect to pay to borrow over a similar term an amount equal to the lease payments.

Supplemental balance sheet information related to operating leases was as follows as of November 30, 2019:

Right of use asset	$770,853
Lease Liabilities, Current	$528,055
Lease Liabilities, Long-term	$240,072
Operating lease costs	$141,375
Weighted Average remaining lease term	1.33 years
Weighted Average Discount rate	5%

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of November 30, 2019, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation, and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of November 30, 2019, the entire balance of goodwill was attributed to two of the Company's reporting units, Cognigen Corporation and DILIsym Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. There were no changes to goodwill, nor has the Company recognized any impairment charges, during the three months’ periods ended November 30, 2019 and 2018.

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

The following table summarizes fair value measurements at November 30, 2019 and August 31, 2019 for assets and liabilities measured at fair value on a recurring basis:

November 30, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,610,446	$–	$–	$12,610,446
Acquisition-related contingent consideration obligations	$–	$–	$1,761,028	$1,761,028

August 31, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,435,499	$–	$–	$11,435,499
Acquisition-related contingent consideration obligations	$–	$–	$1,761,028	$1,761,028

As of November 30, 2019 and August 31, 2019, the Company has a liability for contingent consideration related to its acquisition of the DILIsym Services, Inc. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value.

Value at August 31, 2019	$1,761,028
Contingent consideration payments	(–)
Change in value of contingent consideration	–
Value at November 30, 2019	$1,761,028

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended November 30, 2019 and 2018 was $1,875. Accumulated amortization as of November 30, 2019 and August 31, 2019 was $58,125 and $56,250, respectively.

On May 15, 2014, we entered into a termination and nonassertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended November 30, 2019 and 2018 was $150,000. Accumulated amortization as of November 30, 2019 and August 31, 2019 was $3,325,000 and $3,175,000, respectively.

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with the drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the three months ended November 30, 2019 and 2018 was $79,167 and is included in cost of revenues. Accumulated amortization as of November 30, 2019 and August 31, 2019 was $791,680 and $712,513, respectively.

In September 2018, we purchased certain intellectual property rights of Entelos Holding Company, a Delaware Corporation. The cost of $50,000 is being amortized over 10 years under the straight-line method. Amortization expense for the three-month period ended November 30, 2019 and 2018 was $1,250. Accumulated amortization as of November 30, 2019 and August 31, 2019 was $6,250 and $5,000 respectively.

Total amortization expense for intellectual property agreements for the three months ended November 30, 2019 and 2018 was $232,292. Accumulated amortization as of November 30, 2019 was $4,181,042 and $3,948,750 as of August 31, 2019.

Intangible assets

The following table summarizes those intangible assets as of November 30, 2019:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$721,875	$378,125
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	50,000	0
Covenants not to compete-DILIsym	Straight line 4 years	80,000	50,000	30,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 8 years	1,900,000	475,000	1,425,000
		$4,490,000	$1,296,875	$3,193,125

Amortization expense for each of the three months ended November 30, 2019 and 2018 was $86,875 and $89,375, respectively. According to policy in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2019 and 2018 were as follows:

	Three months ended
	11/30/2019	11/30/2018
Numerator:
Net income attributable to common shareholders	$2,058,277	$1,535,947

Denominator:
Weighted-average number of common shares outstanding during the period	17,608,991	17,421,838
Dilutive effect of stock options	698,007	575,897
Common stock and common stock equivalents used for diluted earnings per share	$18,306,998	$17,997,735

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $294,704 and $200,029 for the three months ended November 30, 2019 and 2018, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General, and Administration (SG&A), and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the three months ended November 30, 2019 and 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company adopted the new standard effective September 1, 2019.

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

Software Revenues:

Software revenues are generated primarily from sales of software licenses at the time the software is unlocked and the term commences. The license period typically is one year or less. Along with the license a di minimis amount of customer support is provided to assist the customer with the software. Should the customer need more than a di minimis amount of support they can choose to enter in to a separate contract for additional training. Most software is installed on our customers” servers and the Company has no control of the software once the sale is made.

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

Remaining performance obligations that do not fall under the expedients require the Company to perform various consulting and software development services and consortium memberships of approximately $3,700,000. It is anticipated these revenues will be recognized within the next two and a half years.

Contract liabilities

During the period ended November 30, 2019 the Company recognized $306,000 of revenue that was included in contract liabilities as of August 31, 2019.

Disaggregation of Revenues

Disaggregation of Revenues:	Three Months Ended November 30, 2019
Software licenses
Point in time	$4,362,796
Over time	250,800
Consulting services
Over time	4,787,507

Total Revenue	$9,401,103

NOTE 4: Property and Equipment

Property and equipment as of November 30, 2019 consisted of the following:

Equipment	$744,125
Computer equipment	440,487
Furniture and fixtures	160,990
Leasehold improvements	110,165
Sub total	1,455,767
Less: Accumulated depreciation and amortization	(1,121,004)
Net Book Value	$334,763

NOTE 5: CONTRACTS PAYABLE

DILIsym Acquisition Liabilities:

On June 1, 2017, the Company acquired DILIsym Services, Inc. The agreement provided for a working capital adjustment, an eighteen-month $1,000,000 holdback provision against certain representations and warranties, and an Earn-out agreement of up to an additional $5,000,000 in Earn-out payments based on earnings over three years. The Earn-out liability has been recorded at an estimated fair value. Payments under the Earn-out liability started in FY 2018. In September 2018, $1,556,644 was paid out under the first earn-out payment, a second earn-out payment was made in August 2019 in the amount of $1,682,329 it is estimated that a final payment of approximately $1,761,028 will be paid in August 2020.

As of November 30, 2019 and August, 31, 2019 the following liabilities have been recorded:

	November 30, 2019	August 31, 2019
Working Capital Liability	$–	$–
Holdback Liability	–	–
Earn-out Liability	1,761,028	1,761,028
Sub Total	$1,761,028	$1,761,028
Less: Current Portion	1,761,028	1,761,028
Long-Term	$–	$–

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

Our Buffalo subsidiary leases approximately 12,623 square feet of space in Buffalo, New York. The initial five-year term expired in October 2018, and was renewed for a three year option to extend it to October 2021. The new base rent is $16,147 per month.

In September 2017 DILIsym service signed a three-year lease for approximately 1,900 rentable square feet of space in Research Triangle Park, North Carolina. The initial three-year term expires in October 2020. The initial base rent is $3,975 per month with an annual 3% adjustment. Prior to this lease DILIsym was on a month-to-month rental.

Rent expense, including common area maintenance fees for the three months ended November 30, 2019, and 2018 was $144,765, and $144,012, respectively.

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at November 30, 2019 were as follows:

Years Ending November 30,
2020	$554,000
2021	246,000
$800,000

Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company has a royalty agreement with Dassault Systèmes Americas Corp. for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. We incurred royalty expense of $53,309 and $38,109, respectively, for the three months ended November 30, 2019 and 2018, respectively.

Dassault Systèmes has indicated they are no longer making access to this data base available for purchase, the Company is in the process of making arrangements to replace the database.

Income taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $2,531 for fiscal year 2019. We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal years 2016 through 2018 are open for audit, and our state tax returns for fiscal year 2015 through 2018 remain open for audit. In addition, certain elements of prior tax years, such as R&D credits, may remain open and may be subject to future audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

Litigation

We are not a party to any legal proceedings and are not aware of any pending legal proceedings of any kind.

NOTE 7: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2020 and 2019. The details of the dividends paid are in the following tables:

FY2020
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2019	11/01/2019	17,606,314	$0.06	$1,056,379
Total				$1,056,379

FY2019
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/01/2018	11/08/2018	17,417,875	$0.06	$1,045,073
1/25/2019	2/1/2019	17,481,450	0.06	1,048,887
4/24/2019	5/1/2019	17,515,228	0.06	1,050,914
7/25/2019	8/1/2019	17,536,454	$0.06	1,052,181
Total				$4,197,055

Stock Option Plan

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

As of November 30, 2019, employees and directors hold Qualified Incentive Stock Options and Non-Qualified Stock Options to purchase 1,141,279 shares of common stock at exercise prices ranging from $6.75 to $36.11.

The following table summarizes information about stock options:

Transactions in FY20	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2019	1,163,259	$12.63	7.13
Granted	34,500	$35.57
Exercised	(29,445)	$8.11
Cancelled/Forfeited	(27,035)	$12.84
Outstanding, November 30, 2019	1,141,279	$13.44	6.99
Exercisable, November 30, 2019	511,534	$9.25	5.90

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 6.99 years at November 30, 2019. The total fair value of non-vested stock options as of November 30, 2019 was $10,559,000 and is amortizable over a weighted average period of 3.07 years.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the current fiscal year 2020 and fiscal year 2019:

	YTD FY 2020	FY 2019
Estimated fair value of awards granted	$401,580	$1,928,820
Unvested Forfeiture Rate	0%	6.20%
Weighted average grant price	$35.57	$22.78
Weighted average market price	$35.57	$22.69
Weighted average volatility	32.15%	31.61%
Weighted average risk free rate	1.56%	2.59%
Weighted average dividend yield	0.68%	1.10%
Weighted average expected life	6.68 years	6.64 years

The exercise prices for the options outstanding at November 30, 2019 ranged from $6.75 to $36.11, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.75	$8.00	212,753	4.77 years	$6.84	212,753	4.77 years	$6.85
$8.01	$16.00	604,376	6.88 years	$9.97	274,381	6.70 years	$9.94
$16.01	$24.00	242,650	8.55 years	$20.68	24,400	6.84 years	$22.56
$24.01	$36.11	81,500	9.72 years	$34.80	0	0 years	$0
		1,141,279	6.99 years	$13.44	511,534	5.90 years	$9.25

During the period ended November 30, 2019 the company issues 2,045 shares of stock to non-management directors of the Company valued at $72,411 as compensation for services rendered to the Company.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California and North Carolina with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At November 30, 2019 the Company had cash and cash equivalents exceeding insured limits by $11,387,000.

Revenue concentration shows that international sales accounted for 30% and 35% of net sales for the three months ended November 30, 2019 and 2018, respectively. Four customers accounted for 13%, 8%, 6%, and 6% (a dealer account in Japan representing various customers) of net sales during the three months ended November 30, 2019. Four customers accounted for 13%, 9%, 7%, and 6% (a dealer account in Japan representing various customers) of net sales during the three months ended November 30, 2018.

Accounts receivable concentration shows that four customers comprised 14%, 8%, 7%, and 7% (a dealer account in Japan representing various customers) of accounts receivable at November 30, 2019. Accounts receivable concentration shows that five customers comprised 15%, 7%, 7% (a dealer account in Japan representing various customers), 6%, and 6% of accounts receivable at November 30, 2018.

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

Results for each segment and consolidated results are as follows for the three ended November 30, 2019 and 2018 (in thousands, because of rounding numbers may not foot):

November 30, 2019
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$4,927	$2,387	$2,087	$–	$9,401
Income (loss) from operations	$1,903	$40	$775	$–	$2,718
Total assets	$40,655	$10,659	$14,148	$(17,702)	$47,763
Capital expenditures	$8	$17	$3	$–	$28
Capitalized software costs	$457	$20	$30	$–	$507
Depreciation and amortization	$435	$86	$150	$–	$671

November 30, 2018
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$4,365	$2,065	$1,106	$–	$7,536
Income (loss) from operations	$1,607	$304	$175	$–	$2,086
Total assets	$36,889	$8,635	$14,126	$(17,702)	$41,948
Capital expenditures	$1	$–	$–	$–	$1
Capitalized software costs	$290	$30	$45	$–	$365
Depreciation and amortization	$462	$91	$142	$–	$695

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended November 30, 2019 and 2018 were as follows (in thousands, because of rounding numbers may not foot):

	North & South America	Europe	Asia	Total
Lancaster	$2,547	$1,147	$1,233	$4,927
Buffalo	2,387	–	–	2,387
North Carolina	1,737	325	25	2,087
Total	$6,562	$1,472	$1,258	$9,401

	North & South America	Europe	Asia	Total
Lancaster	$2,112	$947	$1,306	$4,365
Buffalo	2,065	–	–	2,065
North Carolina	745	51	310	1,106
Total	$4,912	$998	$1,616	$7,536

NOTE 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $92,368 and $86,940 for the three months ended November 30, 2019 and 2018, respectively.

NOTE 11: SUBSEQUENT EVENT

On January 7, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend will be distributed on Friday February 3, 2020, for shareholders of record as of Monday January 27, 2020.

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

PRODUCTS

General

We currently offer ten software products for pharmaceutical research and development: five simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus®; DDDPlus™; MembranePlus™; DILIsym®; and NAFLDsym™; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor®; MedChem Designer™; and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite™); a program which is designed for rapid analysis and regulatory submissions of pharmacokinetic data called PKPlus™; and a program called KIWI™ from our Cognigen division that provides an integrated platform for Nonmem data analysis and reporting through our proprietary secure cloud.

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

In September 2018, we were pleased to announce that we were awarded another funded RCA by the FDA to integrate drug product quality attributes into the mechanistic TCAT model in GastroPlus. This grant award, for $250,000 per year for up to two years, will focus on the incorporation of drug product quality attributes into dermal physiologically based pharmacokinetic (PBPK) models developed for dermatological topical dosage forms and transdermal delivery systems.

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

In September 2019, we entered into a new funded collaboration with a clinical-stage biotechnology company to develop an intra-articular (IA) delivery model in the GastroPlus® Additional Dosage Routes Module. This collaboration will enhance the GastroPlus physiologically based biopharmaceutics (PBBM)/PBPK model for drug dosing into joints through IA injection products and incorporate a mechanistic model for different species and population groups that will allow for efficient evaluation of IA injection strategies.

In October 2019, we entered into a new funded collaboration with a large pharmaceutical company to develop the Virtual Bioequivalence (BE) Trial Simulator™ in GastroPlus. This collaboration will enhance the GastroPlus PBBM /PBPK platform to evaluate population and formulation variability on the BE of different products. We intend to improve virtual BE trial simulation methodologies and efficiently address regulatory concerns as model results are reviewed.

In November 2019, we entered into a new funded collaboration with a large pharmaceutical company to modify the mechanistic oral absorption (ACAT™) model in GastroPlus to support gastrointestinal disease research. This collaboration will enhance and advance understanding of local drug disposition in the gut tissue and improve the accuracy of drug concentration predictions to assist with the development of new therapies for gastrointestinal diseases.

Our goal with GastroPlus is to integrate the most advanced science into user-friendly software to enable researchers and regulators to perform sophisticated analyses of complex compound behaviors in humans and laboratory animals. Already the most widely used program in the world for PBBM/PBPK modeling, the addition of these new capabilities is expected to expand the user base in the early pharmaceutical research and development process, while also helping us to further penetrate biopharmaceuticals, food, cosmetics, and general toxicology markets. We work to release updated versions of the program on an ongoing basis. In June 2019, we released Version 9.7 of GastroPlus. This version adds a number of important new capabilities, including improvements to population simulations, dissolution, absorption, PBPK models, and drug-drug interactions, among others.

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

PKPlus™

In August 2016, we released a standalone software product called PKPlus, based on the internal PKPlus Module in GastroPlus that has been available since 2000. The PKPlus Module in GastroPlus provides quick and easy fitting of compartmental pharmacokinetic (PK) models as well as a simple noncompartmental analysis (NCA) for intravenous and extravascular (oral, dermal, ocular, pulmonary, etc.) doses; however, the PKPlus Module in GastroPlus was not designed to meet all of the requirements for performing these analyses for Phase 2 and 3 clinical trials, nor to produce report-quality output for regulatory submissions. The standalone PKPlus program provides the full level of functionality needed by pharmaceutical industry scientists to perform the analyses and generate the outputs needed to fully satisfy regulatory agency requirements for NCA as well as providing limited support for compartmental PK modeling.

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

In November 2019, we entered into a new funded collaboration with a large pharmaceutical company to enhance the PKPlus software. Following a rigorous evaluation of multiple commercial offerings, our partner selected PKPlus as the pharmacokinetics/toxicokinetics (PK/TK) modeling program to support the internal data platform that connects their global teams. Our objectives for this project will be to design the next-generation engine that automates the import and mapping of data, selection of calculation templates, and generation of reports within a streamlined, validated system.

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

Potential new markets for artificial intelligence (machine learning)

We are currently investigating applications of our sophisticated artificial intelligence (machine-learning) engine.

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

KIWI™

Drug development programs rely increasingly on modeling and simulation analyses to support decision-making and submissions to regulatory agencies. To ensure high-quality reproducible analyses, organizations must not only apply high-quality scientific methods, but must also be able to support the science with validated results. KIWI is a cloud-based web application that was developed to efficiently organize, process, maintain, and communicate data and results generated by pharmacometricians and scientists over the duration of a drug development program. The validated workflow and tools within KIWI promote traceability and reproducibility of results.

The pharmaceutical industry has been rapidly adopting cloud technology as a solution to ever-expanding computer processing needs. Leveraging our 20-plus years of experience in providing an architecture supporting modeling and simulation efforts, we have developed KIWI as a secure, validated, enterprise-scale environment, enabling global teams to collaborate on model-based decision making. KIWI has proven to be a valuable platform for encouraging interdisciplinary discussions about the model development process and interpretation of results. We regularly receive positive feedback about the functionality implemented in KIWI and the value of the approach we have taken to harness cloud technology. We continue to improve functionality and collaboration within the KIWI platform, and we expect the licensing fee will be a source of recurring revenue for further development and growth.

We release new versions of the program on a regular basis. KIWI Version 2 was released in December 2017, KIWI 3 was released in August 2018, and in 2019 Q1, an enhanced editor and grouping of visualizations for easy replication was added, resulting in streamlined model development.

KIWI 4 was released in June 2019, including a Model Wizard and Covariate Analysis toolset; these new modules aim to significantly reduce the time spent creating models, correcting errors, and replicating program files for performing initial model development steps and stepwise covariate analyses, allowing pharmacometricians to focus on interpretation of findings and implications for next steps. With continued feedback from KIWI license holders, various visualizations within KIWI 4 and the pharmacometric-specific Data Repository continue to be updated with new features and functionality. In November 2019, a new feature release of KIWI 4 was deployed, including incremental modifications to the existing KIWI functionality to improve graph appearance in both the Visualize and Explore modules and introducing kiwiConnect, an R-based API to improve interaction and interconnectivity between R and KIWI.

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

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments as well as clinical trials of new and existing pharmaceutical products, typically working on 80-100 drug projects per year. Traditionally, the model-based analysis of clinical trial data was different from the modeling analysis offered by GastroPlus or our quantitative systems toxicology/pharmacology software (DILIsym and NAFLDsym); the former relied more on statistical and semi-mechanistic models, whereas the latter is based on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on a detailed understanding of the human body and the chemistry of the drug and involve deep mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models support safety and efficacy decisions, first-in-human estimations, formulation optimization, and drug-drug interaction assessments. Beginning in 2014, the U.S. FDA and other regulatory agencies began to emphasize the need to push mechanistic PBPK modeling and simulation into clinical pharmacology, with final guidance documents completed in 2018, and we have seen the benefit of having our clinical pharmacology teams across all three divisions working together to achieve this goal.

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

Based on our technical knowledge and expertise, the Company is strategically placed to offer modeling and simulation consulting services to companies. Our clients seek out our services for multiple reasons: (1) to acquire scientific, therapeutic area related or modeling expertise that they do not have in-house, (2) to address an excess of modeling and simulation requirements beyond the capacity of in-house resources, (3) to fulfill their modeling requirements more efficiently than they could do in-house, and (4) to utilize our software when they do not have the in-house expertise to do so. We apply our software and assist companies in such areas as: physiologically based pharmacokinetic modeling (PBPK), pharmacokinetic/pharmacodynamic (PK/PD) data analysis; and quantitative systems pharmacology/toxicology (QSP/T). We compete against numerous service providers, ranging from departments within large contract research organizations (CROs) to independent consulting organizations of various sizes as well as individual consultants.

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

Results of Operations

Comparison of Three Months Ended November 30, 2019 and 2018.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	11/30/19		11/30/18
Net revenues	$9,401	100.0%	$7,536	100.0%
Cost of revenues	2,643	28.1	2,200	29.2
Gross profit	6,758	71.9	5,336	70.8
Selling, general and administrative	3,513	37.4	2,719	36.1
Research and development	526	5.6	530	7.0
Total operating expenses	4,040	43.0	3,249	43.1
Income from operations	2,719	28.9	2,087	27.7
Other income	15	0.2	(65)	(0.9)
Income from operations before taxes	2,734	29.1	2,020	27.0
(Provision for) income taxes	(675)	(7.2)	(486)	(6.4)
Net income	$2,058	21.9%	$1,536	20.4%

Net Revenues

Consolidated net revenues increased by 24.8% or $1.87 million to $9.40 million in the first fiscal quarter of Fiscal Year 2020 (“1QFY20”) from $7.54 million in the first fiscal quarter of Fiscal Year 2019 (“1QFY19”). Changes by division are as follows:

•	Lancaster: $562,000 increase, representing an 12.9% increase to $4.93 million

•	Buffalo (Cognigen): $323,000 increase, representing an 15.6% increase to $2.39 million

•	North Carolina (DILIsym): $980,000 increase, representing an 88.7% increase to $2.09 million

Consolidated software and software-related sales increased $533,000 or 13.1%, while consolidated consulting and analytical study revenues increased $1.33 million or 38.6% over 1QFY19.

Cost of Revenues

Consolidated cost of revenues increased by $443,000, or 20.1%, in 1QFY20 to $2.64 million from $2.20 million in 1QFY19. Labor-related cost accounted for $399,000 of this increase, a combination of increased labor count, salary and stock compensation costs. Other significant increases in cost of revenues included $81,000 of direct contract expenses paid mostly for testing at DILIsym.

Cost of Revenues as a percentage of revenue decreased by 1.1% in 1QFY20 to 28.1% as compared to 29.2% in 1QFY19.

Gross Profit

Consolidated gross margin increased $1.42 million in 1QFY20 or 26.7% to $6.76 million in 1QFY20 from $5.34[per million in 1QFY19. The Lancaster division gross margin showed an increase of $645,000 or 18.2%, with a gross margin percentage of 84.9% for the quarter. The Buffalo Division gross margin increased $21,000 or 1.9%, with a gross margin percentage of 46.8% for the quarter. The North Carolina Division gross margin increased $702,000 or 107.8% with a gross margin percentage of 69.9% for the quarter.

Overall gross margin percentage increased by 0.9% to 71.9% in 1QFY20 from 70.8% in 1QFY19.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $794,000, or 29.2% to $3.51 million in 1QFY20 from $2.72 million in 1QFY19. As a percent of revenues, SG&A was 37.4% for 1QFY20, compared to 36.1% in 1QFY19.

The major increases in SG&A expense were:

•	G&A Salaries and Wages increased by $403,000; this increase is a combination of increased stock compensation costs, increased costs associated with the new CEO, annual salary increases and increased head count in Lancaster and Buffalo, as well as a higher percentage of G&A allocation from scientific personnel.
•	Commission expense: $22,000
•	Director fees: $71,000
•	Insurance Expense $72,000; $45,000 from health-related medical costs due to cost increases and higher employee counts and $24,000 of increase liability related insurance.
•	Payroll tax expense increased $23,000
•	Professional Fees: $60,000 from increase compliance related accounting and legal costs
•	Software licenses: $29,000

Research and Development

Total research and development costs increased by $49,000 in 1QFY20 compared to 1QFY19. In 1QFY20 we incurred approximately $1,033,000 of research and development costs, of this amount, $507,000 was capitalized and $526,000 was expensed. In 1QFY19 we incurred approximately $984,000 of research and development costs, of this amount, $455,000 was capitalized and $530,000 was expensed.

Other income (expense)

Other income was $15,000 in 1QFY20 compared to an expense of $65,000 in 1QFY19, an increase of $80,000. Most of the change was from foreign currency exchange gains of $34,000, and a decrease of $38,000 of imputed interest expense.

Provision for Income Taxes

The provision for income taxes was $675,000 for 1QFY20 compared to $486,000 for 1QFY19. Our effective tax rate increased 0.7% to 24.7% in 1QFY20 from 24% in 1QFY19.

Net Income

Net income increased by $522,000, or 34.0%, in 1QFY20 to $2.06 million from $1.54 million in 1QFY19.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of November 30, 2019 and August 31, 2019, we had cash and cash equivalents of $12.61 million and $11.40 million, respectively. We do not hold any investments that are exposed to market risk related to changes in interest rates, which could adversely affect the value of our assets and liabilities, and we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the three months ended November 30, 2019 and 2018, we sold $841,000 and $809,000, respectively of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables are subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of November 30, 2019, that our disclosure controls and procedures were effective.

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

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 9, 2020.

Simulations Plus, Inc.

Date:	January 9, 2020	By: /s/ John R Kneisel
John R. Kneisel

Chief Financial Officer

