Form 10-Q
period 2020-02-29
SIMULATIONS PLUS INC
filed 2020-04-09
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended February 29, 2020

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

42505 10th Street West

Lancaster, CA 93534-7059

(Address of principal executive offices including zip code)

(661) 723-7723

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLP	The NASDAQ Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 9, 2020 was 17,768,034; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended February 29, 2020

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 29,	August 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$12,248,652	$11,435,499
Accounts receivable, net of allowance for doubtful accounts of $0	7,244,344	5,026,558
Revenues in excess of billings	4,113,185	3,233,659
Prepaid income taxes	457,232	765,110
Prepaid expenses and other current assets	612,505	704,316
Total current assets	24,675,918	21,165,142
Long-term assets
Capitalized computer software development costs,
net of accumulated amortization of $12,983,725 and $12,356,055	5,458,837	4,959,736
Property and equipment, net (note 4)	335,298	341,145
Operating lease right of use asset	637,509	–
Intellectual property, net of accumulated amortization of $4,413,334 and $3,948,750	4,561,666	5,026,249
Other intangible assets net of accumulated amortization of $1,383,750 and $1,210,000	3,106,250	3,280,000
Goodwill	10,387,198	10,387,198
Other assets	37,227	37,227
Total assets	$49,199,903	$45,196,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$624,645	$204,075
Accrued payroll and other expenses	1,526,891	1,639,038
Income taxes payable	–	–
Current portion - Contracts payable (note 5)	1,761,028	1,761,028
Billings in excess of revenues	891,905	798,549
Operating lease liability, current portion	493,257	–
Deferred revenue	183,310	380,787
Total current liabilities	5,481,036	4,783,477

Long-term liabilities
Deferred income taxes, net	2,714,398	2,731,616
Operating Lease Liability	142,343	–
Total liabilities	8,337,777	7,515,093

Commitments and contingencies (note 6)

Shareholders' equity (note 7)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 17,648,646 and 17,591,834 shares issued and outstanding	7,651	7,595
Additional paid-in capital	16,406,702	15,319,474
Retained earnings	24,447,773	22,354,535
Total shareholders' equity	$40,862,126	$37,681,604

Total liabilities and shareholders' equity	$49,199,903	$45,196,697

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended February 29, 2020 and February 28, 2019

	Three months ended		Six months ended
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019

Revenues	$10,349,863	$8,471,720	$19,750,968	$16,007,623
Cost of revenues	2,666,388	2,207,831	5,309,297	4,406,952
Gross margin	7,683,475	6,263,889	14,441,671	11,600,671
Operating expenses
Selling, general, and administrative	4,110,018	2,809,691	7,623,381	5,530,093
Research and development	747,612	724,034	1,273,965	1,253,670
Total operating expenses	4,857,630	3,533,725	8,897,346	6,783,763

Income from operations	2,825,845	2,730,164	5,544,325	4,816,908

Other income (expense)
Interest income	12,073	5,573	23,349	9,245
Interest expense	–	(38,188)	–	(76,376)
(Loss) income on currency exchange	(1,825)	(1,916)	1,886	(32,526)
Total other income (expense)	10,248	(34,531)	25,235	(99,657)

Income before provision for income taxes	2,836,093	2,695,633	5,569,560	4,717,251
Provision for income taxes	(686,013)	(596,184)	(1,361,203)	(1,081,855)
Net Income	$2,150,080	$2,099,449	$4,208,357	$3,635,396

Earnings per share
Basic	$0.12	$0.12	$0.24	$0.21
Diluted	$0.12	$0.12	$0.23	$0.20

Weighted-average common shares outstanding
Basic	17,638,406	17,476,603	17,623,699	17,449,069
Diluted	18,315,824	18,002,741	18,305,645	17,984,078

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the six months ended February 29, 2020 and the year ended August 31, 2019

(Unaudited)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Retained Earnings	Total

Balance, August 31, 2018	17,416,445	$7,417	$13,453,668	$18,461,540	$31,922,625

Exercise of stock options	41,103	42	357,410	–	357,452
Stock-based Compensation	–	–	200,029	–	200,029
Shares issued to Directors for services	2,222	2	44,904	–	44,906
Adjustment for 606	–	–	–	(493,279)	(493,279)
Declaration of Dividend	–	–	–	(1,045,073)	(1,045,073)
Net income	–	–	–	1,535,947	1,535,947
Balance, November 30, 2018	17,459,770	7,461	14,056,011	18,459,135	32,522,607

Exercise of stock options	37,680	38	121,912	–	121,950
Stock-based Compensation	–	–	208,715	–	208,715
Shares issued to Directors for services	2,508	4	48,954	–	48,958
Declaration of Dividend	–	–	–	(1,048,887)	(1,048,887)
Net income	–	–	–	2,099,449	2,099,449
Balance, February 28, 2019	17,499,958	7,503	14,435,592	19,509,697	33,952,792

Exercise of stock options	25,849	26	103,747	–	103,773
Stock-based Compensation	–	–	224,654	–	224,654
Shares issued to Directors for services	2,176	2	49,023	–	49,025
Declaration of Dividend	–	–	–	(1,050,914)	(1,050,914)
Net income	–	–	–	2,888,706	2,888,706
Balance, May 31, 2019	17,527,983	7,531	14,813,016	21,347,489	36,168,036

Exercise of stock options	62,071	62	204,910		204,972
Stock-based Compensation			232,450		232,450
Shares issued to Directors for services	1,780	2	69,098		69,100
Declaration of Dividend				(1,052,181)	(1,052,181)
Net income				2,059,227	2,059,227
Balance, August 31, 2019	17,591,834	7,595	15,319,474	22,354,535	37,681,604

Exercise of stock options	29,445	29	135,529	–	135,558
Stock-based Compensation	–	–	294,704	–	294,704
Shares issued to Directors for services	2,045	2	72,411	–	72,413
Declaration of Dividend	–	–	–	(1,056,379)	(1,056,379)
Net income	–	–	–	2,058,277	2,058,277
Balance November 30, 2019	17,623,324	7,626	15,822,118	23,356,433	39,186,177

Exercise of stock options	22,915	23	167,168	–	167,191
Stock-based Compensation	–	–	344,928	–	344,928
Shares issued to Directors for services	2,225	2	72,488	–	72,490
Declaration of Dividend	–	–	–	(1,058,740)	(1,058,740)
Net income	–	–	–	2,150,080	2,150,080
Balance February 29, 2020	17,648,464	$7,651	$16,406,702	$24,447,773	$40,862,126

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended February 29, 2020 and February 28, 2019

(UNAUDITED)

	2020	2019
Cash flows from operating activities
Net income	$4,208,357	$3,635,396
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,345,313	1,392,763
Change in value of contingent consideration	–	76,376
Stock-based compensation	784,535	502,605
Deferred income taxes	(17,218)	(149,623)
(Increase) decrease in
Accounts receivable	(2,217,786)	(713,027)
Revenues in excess of billings	(879,526)	(278,922)
Prepaid income taxes	307,878	312,593
Prepaid expenses and other assets	91,811	91,927
Increase (decrease) in
Accounts payable	420,570	(61,861)
Accrued payroll and other expenses	(114,056)	(16,597)
Billings in excess of revenues	93,356	574,345
Accrued income taxes	–	106,845
Deferred revenue	(197,477)	214,897
Net cash provided by operating activities	3,825,757	5,687,717

Cash flows used in investing activities
Purchases of property and equipment	(73,462)	(33,394)
Purchases of intellectual property	–	(50,000)
Capitalized computer software development costs	(1,126,772)	(939,869)
Net cash used in investing activities	(1,200,234)	(1,023,263)

Cash flows used in financing activities
Payment of dividends	(2,115,119)	(2,093,960)
Payments on Contracts Payable	–	(2,556,644)
Proceeds from the exercise of stock options	302,749	479,402
Net cash used in financing activities	(1,812,370)	(4,171,202)

Net increase (decrease) in cash and cash equivalents	813,153	493,252
Cash and cash equivalents, beginning of year	11,435,499	9,400,701
Cash and cash equivalents, end of period	$12,248,652	$9,893,953

Supplemental disclosures of cash flow information
Income taxes paid	$1,066,000	$781,838

Non-Cash Investing and Financing Activities
Right of use assets acquired	$902,553	$–

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended February 29, 2020 should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2019. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

•

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of February 29, 2020. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis using the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $314,003 and $344,714 for the three months ended February 29, 2020 and February 28, 2019, respectively, and $627,671 and $683,787 for the six months ended February 29, 2020 and February 28, 2019, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Right of use assets	$902,553
Lease Liabilities, Current	$537,017
Lease Liabilities, Long-term	$365,536

We have made certain assumptions and judgments when applying ASC 842, the most significant of which are:

•	We elected the package of practical expedients available for transition that allow us to not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases and whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.
•	We did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.
•	For all asset classes, we elected to not recognize a right-of-use asset and lease liability for short-term leases.
•	The determination of the discount rate used in a lease is our estimated incremental borrowing rate that is based on what we would expect to pay to borrow over a similar term an amount equal to the lease payments.

Supplemental balance sheet information related to operating leases was as follows as of February 29, 2020:

Right of use asset	$637,509
Lease Liabilities, Current	$493,257
Lease Liabilities, Long-term	$142,343
Operating lease costs	$282,951
Weighted Average remaining lease term	1.08 years
Weighted Average Discount rate	5%

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of February 29, 2020, the Company determined that it has three reporting units, Simulations Plus, Cognigen Corporation, and DILIsym Services, Inc. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of February 29, 2020, the entire balance of goodwill was attributed to two of the Company's reporting units, Cognigen Corporation and DILIsym Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. There were no changes to goodwill, nor has the Company recognized any impairment charges, during the three-month and six-month periods ended February 29, 2020 and February 28, 2019.

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

The following table summarizes fair value measurements at February 29, 2020 and August 31, 2019 for assets and liabilities measured at fair value on a recurring basis:

February 29, 2020:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,248,652	$–	$–	$12,248,652
Acquisition-related contingent consideration obligations	$–	$–	$1,761,028	$1,761,028

August 31, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,435,499	$–	$–	$11,435,499
Acquisition-related contingent consideration obligations	$–	$–	$1,761,028	$1,761,028

As of February 29, 2020, and August 31, 2019, the Company has a liability for contingent consideration related to its acquisition of the DILIsym Services, Inc. The fair-value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair-value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration  obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value.

Value at August 31, 2019	$1,761,028
Contingent consideration payments	–
Change in value of contingent consideration	–
Value at February 29, 2020	$1,761,028

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

Intellectual property

On February 28, 2012, we bought out a royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended February 29, 2020 and February 28, 2019 was $1,875 and was $3,750 for each of the six-month periods ended February 29, 2020, and February 28, 2019. Accumulated amortization as of February 29, 2020 and August 31, 2019 were $60,000 and $56,250, respectively.

On May 15, 2014, we entered into a termination and nonassertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended February 29, 2020 and February 28, 2019 was $150,000 and $300,000 for each of the six-month periods ended February 29, 2020 and February 28, 2019. Accumulated amortization as of February 29, 2020 and August 31, 2019 were $3,475,000 and $3,175,000, respectively.

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with the drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the three months and six months ended February 29, 2020 was $79,167 and $158,333, respectively, and is included in cost of revenues. Accumulated amortization as of February 29, 2020 and August 31, 2019 were $870,833 and $712,513, respectively.

In September 2018, we purchased certain intellectual property rights of Entelos Holding Company, a Delaware Corporation. The cost of $50,000 is being amortized over 10 years under the straight-line method. Amortization expense for the three months and six months period ended February 29, 2020 was $1,250 and $2,500, respectively. Accumulated amortization as of February 29, 2020 and August 31, 2019 was $7,500 and $5,000 respectively.

Total amortization expense for intellectual property agreements for the three months ended February 29, 2020 and February 28, 2019 was $232,292 and $232,292 respectively, and total amortization expense for the six months ended February 29, 2020 and February 28, 2019 was $464,583 and $464,583 respectively. Accumulated amortization as of February 29, 2020 was $4,413,334 and $3,948,750 as of August 31, 2019.

Intangible assets

The following table summarizes intangible assets as of February 29, 2020:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$756,250	$343,750
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	50,000	0
Covenants not to compete-DILIsym	Straight line 4 years	80,000	55,000	25,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 10 years	1,900,000	522,500	1,377,500
		$4,490,000	$1,383,750	$3,106,250

Amortization expense for each of the three-month and six-month periods ended February 29, 2020 and February 28, 2019 was $86,875 and $173,750 as compared to $89,375 and $178,750, respectively. According to policy, in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share computation is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and six months ended February 29, 2020 and February 28,2019 were as follows:

	Three months ended		Six months ended
	2/29/2020	2/28/2019	2/29/2020	2/28/2019
Numerator:
Net income attributable to common shareholders	$2,150,080	$2,099,449	$4,208,357	$3,635,396
Denominator:
Weighted-average number of common shares outstanding during the period	17,638,406	17,476,603	17,623,699	17,449,069
Dilutive effect of stock options	677,418	526,138	681,946	535,009
Common stock and common stock equivalents used for diluted earnings per share	18,315,824	18,002,741	18,305,645	17,984,078

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $344,928 and $208,715 for the three months ended February 29, 2020 and February 28, 2019, respectively and $639,632 and $408,744 for the six months ended February 29, 2020 and February 28, 2019, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General, and Administration (SG&A), and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the six months ended February 29, 2020 and February 28, 2019.

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

Remaining performance obligations that do not fall under the expedients require the Company to perform various consulting and software development services and consortium memberships of approximately $3,900,000. It is anticipated these revenues will be recognized within the next two and ½ years.

Contract liabilities

During the three months and six months period ended February 29, 2020 the Company recognized $338,000 and $773,000 of revenue that was included in contract liabilities as of August 31, 2019.

Disaggregation of Revenues

	Three Months Ended February 29, 2020	Six Months Ended February 29, 2020
Disaggregation of Revenues:
Software licenses
Point in time	$5,130,998	$9,493,795
Over time	253,491	504,292
Consulting services
Over time	4,965,374	9,752,881
Total Revenue	$10,349,863	$19,750,968

NOTE 4: Property and Equipment

Property and equipment as of February 29, 2020 consisted of the following:

Equipment	$744,126
Computer equipment	482,454
Furniture and fixtures	160,990
Leasehold improvements	110,165
Sub total	1,497,735
Less: Accumulated depreciation and amortization	(1,162,437)
Net Book Value	$335,298

NOTE 5: CONTRACTS PAYABLE

DILIsym Acquisition Liabilities:

On June 1, 2017, the Company acquired DILIsym Services, Inc. The agreement provided for a working capital adjustment, an eighteen-month $1,000,000 holdback provision against certain representations and warrantees, and an Earn-out agreement of up to an additional $5,000,000 in Earn-out payments based on earnings over the next three years. The Earn-out liability has been recorded at an estimated fair value. Payments under the Earn-out liability started in FY 2018. In September 2018, $1,556,644 was paid out under the first earn-out payment, a second earn-out payment was made in August 2019 in the amount of $1,682,329. It is estimated that a final payment of approximately $1,761,028 will be paid in August 2020.

As of February 29, 2020 and August 31, 2019 the following liabilities have been recorded:

	February 29, 2020	August 31, 2019
Working Capital Liability	$–	$–
Holdback Liability	–	–
Earn-out Liability	1,761,028	1,761,028
Sub Total	$1,761,028	$1,761,028
Less: Current Portion	1,761,028	1,761,028
Long-Term	$–	$–

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

Rent expense, including common area maintenance fees for the three months ended February 29, 2020, and February 28, 2019 was $149,928 and $144,763, respectively, and $294,693 and $288,775 for the six months ended February 29, 2020 and February 28, 2019, respectively.

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at February 29, 2020 were as follows:

Years Ending February 28,
2021	$512,000
2022	145,000
$657,000

Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company executed a royalty agreement with Dassault Systèmes Americas Corp. for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. We incurred royalty expense of $58,131 and $53,461, respectively, and for the three months ended February 29, 2020 and February 28, 2019, respectively and $111,441 and $91,571 for the six months ended February 29, 2020 and February 28, 2019, respectively.

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

NOTE 7: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2020 and 2019. The details of the dividends paid are  in the following tables:

FY2020
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2019	11/01/2019	17,606,314	$0.06	$1,056,379
1/27/2020	2/03/2020	17,645,639	$0.06	1,058,740
Total				$2,115,119

FY2019
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/01/2018	11/08/2018	17,417,875	$0.06	$1,045,073
1/25/2019	2/1/2019	17,481,450	$0.06	1,048,887
4/24/2019	5/1/2019	17,515,228	$0.06	1,050,914
7/25/2019	8/1/2019	17,536,454	$0.06	1,052,181
Total				$4,197,055

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

As of February 29, 2020, employees and directors hold stock options to purchase 1,251,564 shares of common stock at exercise prices ranging from $6.75 to $38.81.

The following table summarizes information about stock options:

Transactions in FY20	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2019	1,163,259	$12.63	7.13
Granted	168,500	$33.51
Exercised	(52,360)	$7.75
Cancelled/Forfeited	(27,835)	$13.04
Expired	–	$–
Outstanding, February 29, 2020	1,251,564	$15.64	7.11
Exercisable, February 29, 2020	651,889	$10.00	6.02

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 7.11 years at February 29, 2020. The total fair value of non-vested stock options as of February 29, 2020 was $6,712,000 and is amortizable over a weighted average period of 3.59 years.

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

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the current fiscal year 2020 and fiscal year 2019:

	YTD FY 2020	FY 2019
Estimated fair value of awards granted	$1,851,815	$1,928,820
Unvested Forfeiture Rate	0%	6.20%
Weighted average grant price	$33.51	$22.78
Weighted average market price	$33.51	$22.69
Weighted average volatility	32.13%	31.61%
Weighted average risk-free rate	1.69%	2.59%
Weighted average dividend yield	0.72%	1.10%
Weighted average expected life	6.68 years	6.64 years

The exercise prices for the options outstanding at February 29, 2020 ranged from $6.75 to $38.81, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.75	$8.00	192,353	4.52 years	$6.84	192,353	4.52 years	$6.85
$8.01	$16.00	602,161	6.54 years	$9.97	401,606	6.47 years	$9.92
$16.01	$24.00	241,550	8.30 years	$20.68	57,930	7.86 years	$21.00
$24.01	$38.81	215,500	9.66 years	$33.67	0	0 years	$0
		1,251,564	7.11 years	$15.64	651,889	6.02 years	$10.00

During the three and six-month periods ended February 29, 2020, the company issued 2,225 and 4,270 shares of stock to non-management directors of the Company valued at $72,490 and $144,903 respectively as compensation for services rendered to the Company.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California and North Carolina with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At February 29, 2020 the Company had cash and cash equivalents exceeding insured limits by $10,985,000.

Revenue concentration shows that international sales accounted for 33% and 38% of net sales for the six months ended February 29, 2020 and February 28, 2019, respectively. Three customers accounted for 7%, 6% (a dealer account in Japan representing various customers), and 6% of net sales during the six months ended February 29, 2020. Three customers accounted for 10%, 8%, and 6% (a dealer account in Japan representing various customers) of net sales during the six months ended February 28, 2019.

Accounts receivable concentration shows that four customers comprised 10% (a dealer account in Japan representing various customers), 5%, 5%, and 5% of accounts receivable at February 29, 2020, compared to four customers comprised 8% (a dealer account in Japan representing various customers), 7%, 5%, and 5% of accounts receivable at February 28, 2019.

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

Results for each segment and consolidated results are as follows for the three-month periods ended February 29, 2020 and February 28, 2019 (in thousands, because of rounding numbers may not foot):

Three months ended February 29, 2020
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$5,904	$2,750	$1,696	$–	$10,350
Income (loss) from operations	2,004	276	546	–	2,826
Total assets	42,881	10,465	13,555	(17,702)	49,199
Capital expenditures	9	20	13	–	42
Capitalized software costs	573	16	31	–	620
Depreciation and amortization	435	89	151	–	675

Three months ended February 28, 2019
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$5,008	$2,292	$1,172	$–	$8,471
Income (loss) from operations	1,963	402	365	–	2,730
Total assets	36,231	9,973	14,859	(17,702)	43,361
Capital expenditures	1	17	14	–	32
Capitalized software costs	494	36	45	–	575
Depreciation and amortization	464	89	144	–	697

Six months ended February 29, 2020
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$10,830	$5,137	$3,784	$–	$19,751
Income (loss) from operations	3,907	316	1,322	–	5,545
Total assets	42,881	10,465	13,555	(17,702)	49,199
Capital expenditures	17	41	15	–	73
Capitalized software costs	1,030	36	61	–	1,127
Depreciation and amortization	870	175	300	–	1,345

Six months ended February 28, 2019
	Lancaster	Buffalo	North Carolina	Eliminations	Total
Net revenues	$9,373	$4,357	$2,278	$–	$16,008
Income (loss) from operations	3,570	706	541	–	4,817
Total assets	36,231	9,973	14,859	(17,702)	43,361
Capital expenditures	3	17	14	–	33
Capitalized software costs	784	66	90	–	940
Depreciation and amortization	926	180	286	–	1,393

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months and six months ended February 29, 2020 and February 28, 2019 were as follows (in thousands, because of rounding numbers may not foot):

Three months ended February 29, 2020
	North & South America	Europe	Asia	Total
Lancaster	$2,607	$1,610	$1,687	$5,904
Buffalo	2,750	–	–	2,750
North Carolina	1,469	126	101	1,696
Total	$6,826	$1,736	$1,788	$10,350

Three months ended February 28, 2019
	North & South America	Europe	Asia	Total
Lancaster	$2,075	$1,762	$1,171	$5,008
Buffalo	2,292	–	–	2,292
North Carolina	971	136	65	1,172
Total	$5,338	$1,898	$1,236	$8,472

Six months ended February 29, 2020
	North & South America	Europe	Asia	Total
Lancaster	$5,153	$2,757	$2,920	$10,830
Buffalo	5,137	–	–	5,137
North Carolina	3,206	451	126	3,784
Total	$13,496	$3,208	$3,046	$19,751

Six months ended February 28, 2019
	North & South America	Europe	Asia	Total
Lancaster	$4,187	$2,710	$2,476	$9,373
Buffalo	4,357	–	–	4,357
North Carolina	1,716	187	375	2,278
Total	$10,260	$2,897	$2,851	$16,008

NOTE 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $109,304 and $91,999 for the three months ended February 29, 2020 and February 28, 2019, respectively and $201,671 and $178,938 for the six months ended February 29, 2020 and February 28, 2019 respectively.

NOTE 11 - SUBSEQUENT EVENTS:

Dividend Declared

On April 7, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend will be distributed on Friday, May 1, 2020, for shareholders of record as of Friday, April 24, 2020.

Acquisition of Subsidiary – Lixoft of Paris, France

On March 31, 2020, Simulations Plus, Inc., a California corporation (the “Company”) entered into a Share Purchase and Contribution Agreement (the “Purchase Agreement”) with the owners of Lixoft, a French société par actions simplifiée (the “Transferors”) whereby the Company shall acquire 100% of the equity interests of Lixoft from the Transferors on a debt-free basis which shall result in Lixoft becoming a wholly-owned subsidiary of the Company (the “Transaction”).

As consideration for the Transaction, the Company shall provide up to US$16,500,000 in aggregate consideration to the Transferors consisting of two-thirds (2/3) cash and one-third (1/3) in newly issued shares of restricted common stock of the Company (the “Shares”), as follows:

•	US$11,000,000 shall be issued at closing (the “Closing Consideration”) consisting of:
o	US$7,333,333 in cash; plus
o	US$3,666,667 in Shares
•	Up to US$5,500,000 issuable in connection with future earnout payments (2/3 cash and 1/3 Shares) (the “Earnout Consideration”):
o	Number of Shares to be determined by the volume-weighted average price of the Company’s common stock for the thirty (30) trading days immediately preceding each earnout reference date;
o	Subject to customary exchange rate provisions defining an acceptable range of USD/EUR exchange rate fluctuation;
o	Payable in two installments: 12 months and 24 months after closing if and to the extent certain year-over-year performance thresholds are met

A portion of the Closing Consideration, totaling US$2,000,000 (2/3 in cash and 1/3 in Shares), shall be held back (with the Shares being held in an escrow account) against any indemnification claims by the Company for a period of 24 months after the closing of the Transaction.

In addition, at closing, the cash consideration at closing payable to Transferors will be increased by the amount by which Lixoft’s cash on hand exceeds US$150,000, which amount the Company estimates to be approximately US$3,600,000 (“Excess Cash”), and reduced by the amount of Lixoft’s indebtedness and transaction expenses at closing. The aforementioned consideration is subject to adjustment in the event certain working capital targets differ from working capital at closing.

The Shares issued in the Transaction shall not have registration rights and may not be sold for a period of two years after closing of the Transaction.

Lixoft shall be responsible for all taxes relating to all periods prior to and up to the closing of the Transaction. Certain members of senior management of Lixoft have agreed to remain employed and/or consulting with the Company for a period of three years after the closing of the Transaction and shall enter into customary employment/consulting arrangements, including non-competition and non-solicitation provisions for such period.

On April 1, 2020, the Company consummated the acquisition of 100% of the equity interests of Lixoft pursuant to the terms of the Purchase Agreement, with Lixoft becoming a wholly-owned subsidiary of the Company.

Under the terms of the Purchase Agreement, on April 1, 2020 the Company paid the Transferors cash in the amount of US$9,460,000, consisting of the cash Closing Consideration, plus Excess Cash, less the cash portion of the holdback consideration (described below) and the issuance of $3,666,667 worth shares of the Company’s common stock (111,682 shares of the Company’s common stock valued at approximately US$32.79 per share based upon the volume-weighted average price (the “Average Price”) of the Company’s shares of common stock for the thirty (30)-consecutive-trading-day period ending two trading days prior to April 1, 2020), of which 20,326 shares of the Company’s common stock were issued to an escrow account as holdback consideration. The Purchase Agreement provides for a two-year market stand-off period in which the newly-issued shares may not be sold by the recipients thereof.

As described above, a portion of the consideration paid at closing to the Transferors, totaling US$2,000,000, shall be held back against any indemnification claims by the Company for a period of 24 months after the closing of the Transaction. At the release date, subject to any offsets, the $2,000,000 in holdback consideration will be released, comprised of cash in the amount of US$1,333,333.33 and the release of US$666,666.67 worth of shares of the Company’s common stock from escrow (20,326 shares based on the original Average Price of approximately US$32.79).

Outbreak of the COVID-19 illness

An outbreak of a new strain of coronavirus, COVID-19, occurred in China in December 2019 and has spread around the world. The Center for Disease Control (CDC) has recognized this outbreak as a pandemic which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence, and business sentiment. The situation is ever evolving and its effects both short-term and long-term remain unknown. The majority of significant economic disruption experienced by businesses worldwide have occurred subsequent to our recent fiscal quarter ended February 29, 2020. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. The Company is in the process of monitoring and assessing the effect of the COVID-19 outbreak.

Line of Credit

On March 31, 2020, the Company entered into an agreement for a $3.5 million dollar line of credit with a bank, secured by the assets of the Company. Interest is due monthly at either (i) the bank’s base rate(prime), or (ii) a fixed rate per annum rate at LIBOR + 1.75% at the company’s discretion. Amounts outstanding under the agreement are due and payable April 15, 2022.

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

In December 2019, we entered into a new collaboration agreement with Bayer AG to advance our ADMET Predictor machine learning software for use within integrated drug discovery workflows by developing improved structure and tautomer handling capabilities that will support data integrity across the different discovery platforms.

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

MedChem Designer™

MedChem Designer was initially a molecule-drawing program, or “sketcher”, but now has capabilities far exceeding those of other molecule-drawing programs because of its integration with both MedChem Studio and ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor and MedChem Studio, and because most other existing molecule-drawing programs are also provided for free. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. With a paid ADMET Predictor license, the chemist would see the entire approximately 150 predictions that are available. Over 31,000 copies of MedChem Designer have been downloaded by scientists around the world to date.

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

In November 2019, a new feature release of KIWI 4 was deployed, including incremental modifications to the existing KIWI functionality to improve graph appearance in both the Visualize and Explore modules and introducing kiwiConnect, an R-based API to improve interaction and interconnectivity between R and KIWI. In February 2020, a major update to the Oracle database infrastructure for KIWI was completed, including new hardware, additional storage, and increased bandwidth.

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

DILIsym version X is expected to be released in summer of 2020. DILIsym X will be completely refactored into a much faster and more user friendly software tool.

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

RENAsym

Where DILIsym is used to investigate the likelihood that a known drug molecule would cause injury to the liver, RENAsym will be focused on investigating and predicting drug-induced kidney injury, or acute kidney injury (AKI). RENAsym will be another “shrink wrap” software product, usable across many companies and drug development projects. The software will utilize predictions of drug exposure in the kidney from PBPK platforms such as GastroPlus, along with in vitro data related to certain kidney injury mechanisms, to make predictions. The first expected release of RENAsym will be available in summer of 2021. The initial development is being funded via an NIH small business grant.

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

In 1997 we entered into an exclusive software licensing agreement with TSRL, Inc. (Therapeutic Systems Research Laboratories) pursuant to which TSRL licensed certain software technology and databases to us, and we paid royalties to TSRL. On May 15, 2014, we and TSRL entered into a termination and nonassertion agreement pursuant to which the parties agreed to terminate the 1997 exclusive software licensing agreement. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that agreement, and we agreed to pay TSRL total consideration of $6,000,000. All payments were made as of April 2017. The total consideration is being amortized at a constant rate of $150,000 per quarter until it is completely amortized, after which no further expense will be incurred. To date, this has resulted in expense savings over $2,300,000 compared to the royalty payments that would have been paid to TSRL if paid consistent with past practices.

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

Results of Operations

Comparison of Three Months Ended February 29, 2020 and February 28, 2019.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	2/29/20		2/28/19
Net revenues	$10,350	100.0%	$8,472	100.0%
Cost of revenues	2,666	25.8	2,208	26.1
Gross profit	7,684	74.2	6,264	73.9
Selling, general and administrative	4,110	39.7	2,809	33.2
Research and development	748	7.2	724	8.5
Total operating expenses	4,858	46.9	3,533	41.7
Income from operations	2,826	27.3	2,730	32.2
Other income (expense)	10	0.1	(35)	(0.4)
Income from operations before taxes	2,836	27.4	2.696	31.8
Benefit (Provision for) for income taxes	(686)	(6.6)	(596)	(7.0)
Net income	$2,150	20.8%	$2,099	24.8%

Net Revenues

Consolidated net revenues increased by 22.2% or $1.88 million to $10.3 million in the second fiscal quarter of Fiscal Year 2020 (“2QFY20”) from $8.47 million in the second fiscal quarter of Fiscal Year 2019 (“2QFY19”). Changes by division are as follows:

•	Lancaster: $895,000 increase, representing a 17.9% increase to $5.9 million

•	Buffalo (Cognigen): $458,000 increase, representing a 20% increase to $2.75 million

•	North Carolina (DILIsym): $525,000 increase, representing a 44.8% increase to $1.7 million

Consolidated software and software-related sales increased $629,000 or 13.2%, while consolidated consulting and analytical study revenues increased $1.25 million or 33.6% over 2QFY19.

Cost of Revenues

Consolidated cost of revenues increased by $459,000, or 20.8%, in 2QFY20 to $2.67 million from $2.21 million in 2QFY19. Labor-related cost increased by $329,000, a combination of increased labor count, and salary increases. Direct contract expenses increased by $153,000 this fiscal quarter compared to the prior year due to increased testing and subcontractor costs in the period.

Cost of Revenues as a percentage of revenues decreased by .30% in 2QFY20 to 25.8% as compared to 26.1% in 2QFY19, due to higher sales.

Gross Profit

Consolidated gross margin increased $1.4 million or 22.7%, to $7.68 million in 2QFY20 from $6.26 million in 2QFY19. The Lancaster division’s gross margin increased $888,000 or 21.3%, resulting in an 85.7% gross margin percentage. The Buffalo division’s gross margin increased $172,000 or 13.9%, resulting in a gross margin percentage of 51.2%. DILIsym of North Carolina showed an increase in gross margin of $361,000 or 42.1%, resulting in a gross margin of 71.7%

Overall gross margin as a percentage of revenue increased by .32% to 74.2% in 2QFY20 from 73.9% in 2QFY19.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $1,302,000, or 46.3% to $4.11 million in 2QFY20 from $2.81 million in 2QFY19. As a percent of revenues, SG&A was 39.7% for 2QFY20, compared to 33.2% in 2QFY19.

The major increases in SG&A expense were:

o	Selling expenses, including commissions and advertising, increased $91,000.
o	Legal and consulting fees increased $300,000 due to services related to an acquisition.
o

G&A Salaries and Wages increased by $476,000; this increase is a combination of increased stock compensation costs, annual salary increases, 401k expense, and increased head count.

Payroll tax increased $132,000.

o	Corporate Travel Expense increased $47,000. Contract Labor increased $169,000 related to outsourced services and Director compensation.
o	Insurance Expense increased $64,000; mostly health-related medical costs due to cost increases and higher employee counts.

The major decreases in SG&A expense were:

o	Accounting expenses decreased $84,000.

Research and Development

Total research and development cost increased $68,000 in 2QFY20 compared to 2QFY19. In 2QFY20 we incurred approximately $1,368,000 of research and development costs, of this amount, $620,000 was capitalized and $748,000 was expensed. In 2QFY19 we incurred approximately $1,299,000 of research and development costs, of this amount, $575,000 was capitalized and $724,000 was expensed.

Income from operations

Income from operations increased $96,000 or 3.5% in 2QFY20 compared to 2QFY19.

•	Lancaster	Increased $40,000 or 2.0%
•	Buffalo	Decreased $125,000 or 31.2%
•	No. Carolina	Increased $181,000 or 49.5%

Provision for Income Taxes

The provision for income taxes was $686,000 for 2QFY20 compared to $596,000 for 2QFY19. Our effective tax rate increased 2.07% to 24.2% in 2QFY20 from 22.1% in 2QFY19.

Net Income

Net income increased by $51,000, or 2.4%, in 2QFY20 to $2.15 million from $2.1 million in 2QFY19.

Comparison of Six Months Ended February 29, 2020 and February 28, 2019

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Six Months Ended
	2/29/20		2/28/19
Net revenues	$19,751	100.00%	$16,008	100.00%
Cost of revenues	5,309	26.9	4,407	27.5
Gross profit	14,442	73.1	11,601	72.5
Selling, general and administrative	7,623	38.6	5,530	34.5
Research and development	1,274	6.5	1,254	7.8
Total operating expenses	8,897	45.0	6,784	42.4
Income from operations	5,545	28.1	4,817	30.1
Other income	25	.13	(100)	(0.6)
Income from operations before taxes	5,570	28.2	4,717	29.5
Benefit (Provision for) for income taxes	(1,361)	(6.9)	(1,082)	(6.8)
Net income	$4,209	21.3%	$3,635	22.7%

Net Revenues

Consolidated net revenues increased by $3.74 million or 23.4% to $19.75 million in the first six months of Fiscal Year 2020 “6moFY20”) from $16.01 million in the first six months of Fiscal Year 2019 (“6moFY19”). Changes by division are as follows:

•	Lancaster: $1.46 million increase, representing a 15.5% increase to $10.83 million

•	Buffalo (Cognigen): $780,000 increase, representing a 17.9% increase to $5.14 million

•	North Carolina (DILIsym): $1.51 million increase, representing an 66.1% increase to $3.78 million

Consolidated software and software-related sales increased $1.16 million or 13.1%, while consolidated consulting and analytical study revenues increased $2.58 million or 36% over 6moFY19.

Cost of Revenues

Consolidated cost of revenues increased by $902,000, or 20.5%, in 6moFY20 to $5.31 million from $4.41 million in 6moFY19. Labor-related costs accounted for $658,000 of this increase. Other significant increases in cost of revenues included an additional $361,000 of direct contract costs. During the period software amortization decreased by approximately $56,000.

Cost of Revenues as a percentage of revenue decreased by 0.7% in 6moFY20 to 26.9% as compared to 27.5% in 6moFY19.

Gross Profit

Consolidated gross margin increased $2.84 million or 24.5%, to $14.44 million in 6moFY20 from $11.60 million in 6moFY19. The Lancaster division’s gross margin increased $1.53 million or 19.9%, resulting in a gross margin percentage of 85.3%. The Buffalo division’s gross margin increased $193,000 or 8.3%, resulting in a gross margin percentage of 49.2%, and DILIsym of North Carolina showed an increase in gross margin of $1.12 million or 71.7%, resulting in a 70.7% gross margin percentage.

Overall gross margin as a percentage of revenue increased by 0.7% to 73.1% in 6moFY20 from 72.5% in 6moFY19.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $2.09 million, or 37.9% to $7.62 million in 6moFY20 from $5.53 million in 6moFY19. As a percent of revenues, SG&A was 38.6% for 6moFY20, compared to 34.5% in 6moFY19.

The major increases in SG&A expense were:

o	Selling expenses, including commissions expense: $117,000
o	Contract labor: $319,000 made up of outsourced services and increased Director compensation program costs
o	Legal and consulting fees increased $300,000 due to services related to a potential acquisition
o	G&A Salaries and Wages increased by $882,000; this increase is predominantly related to increased head count in Lancaster and Buffalo, increased stock compensation costs, annual salary increases and 401k expenses
o	Insurance Expense $136,000; mostly health-related medical costs due to cost increases and higher employee counts
o	Payroll tax expense increased $249,000
o	Corporate travel increased $93,000

The major decreases in SG&A expense were:

o	Accounting costs decreased $47,000

Research and Development

Total research and development cost increased $207,000 in 6moFY20 compared to 6moFY19. In 6moFY20 we incurred approximately $2,401,000 of research and development costs, of this amount, $1,127,000 was capitalized and $1,274,000 was expensed. In 6moFY19 we incurred approximately $2,194,000 of research and development costs, of this amount, $940,000 was capitalized and $1,254,000 was expensed.

Income from operations

Income from operations increased $727,000 or 15.1% in 6moFY20 compared to 6moFY19.

•	Lancaster	Increased $336,000 or 9.4%
•	Buffalo	Decreased $390,000 or 55.3%
•	No. Carolina	Increased $781,000 or 144.5%

Other income (expense)

Other income(expense) was income of $25,000 compared to expense of $100,000 in 6moFY19. This $125,000 difference primarily reflects interest expense.

Provision for Income Taxes

The provision for income taxes was $1,361,000 for 2QFY20 compared to $1,082,000 for 2QFY19. Our effective tax rate increased 1.5% to 24.4% in 1QFY20 from 22.9% in 1QFY19.

Net Income

Net income increased by $573,000, or 15.8%, in 6moFY20 to $4.21 million from $3.64 million in 6moFY19.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 29, 2020 and August 31, 2019, we had cash and cash equivalents of $12.25 million and $11.40 million, respectively. We do not hold any investments that are exposed to market risk due to changes in interest rates, which could adversely affect the value of our assets and liabilities. In addition, we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the three and six months ended February 29, 2020 and February 28, 2019, we sold $1,506,000 and $2,347,000, and $1,062,000 and $1,871,000, respectively, of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables are subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of February 29, 2020, that our disclosure controls and procedures were effective.

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

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of the Coronavirus Disease 2019, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

N/A

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1 (4)^	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto.
3.1 (2)	Articles of Incorporation of the Company.
3.2 (2)	Amended and Restated Bylaws of the Company.
4.1 (1)	Form of Common Stock Certificate.
4.2 (1)	Share Exchange Agreement.
10.1 (1) (†)	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto.
10.2 (3) (†)	The Company’s 2007 Stock Option Plan, as amended.
10.3 (10)	Second Amendment to Lease by and between the Company and Crest Development LLC, dated as of May 1, 2016.
10.4 (5) (†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 8, 2016.
10.5 (6)	Form of Indemnification Agreement.
10.6 (8)	2017 Equity Incentive Plan.
10.7 (7)	Stock Purchase Agreement by and among Simulation Plus, Inc., DILIsym Services, Inc., The Shareholders’ Representative and The Shareholders of DILIsym Services, Inc., dated as of May 1, 2017.
10.8 (9)(†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of September 1, 2017.
10.9 (9) (†)	Employment Agreement by and between the Company and John DiBella, dated as of September 1, 2017.
10.10 (9) (†)	Employment Agreement by and between the Company and Thaddeus H Grasela Jr., dated as of September 2, 2017.
10.11 (11)(†)	Employment Agreement by and between the Company and Shawn O’Connor, dated as of June 26, 2018.
10.12 (12)	Share Purchase and Contribution Agreement Relating to Lixoft, dated as of March 31, 2020.
10.13 (13)	Revolving Line of Credit Note
10.14 (13)	Credit Agreement
31.1	Section 302 – Certification of the Principal Executive Officer*
31.2	Section 302 – Certification of the Principal Financial Officer*
32	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_______________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
†	Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(3)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed April 9, 2014.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 11, 2016.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 10, 2016.
(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2017.
(8)	Incorporated by reference to Appendix A to the Company’s Schedule 14A filed December 29. 2016.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed September 6, 2017.
(10)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2016.
(11)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2018.
(12)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 2, 2020.
(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 3, 2020.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 9, 2020.

Simulations Plus, Inc.

Date:	April 9, 2020	By: /s/ John R Kneisel
John R. Kneisel
Chief Financial Officer

