Form 10-Q
period 2020-05-31
SIMULATIONS PLUS INC
filed 2020-07-09
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended May 31, 2020

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 9, 2020 was 17,809,017, no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended May 31, 2020

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets at May 31, 2020 (unaudited) and August 31, 2019 (audited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended May 31, 2020 and May 31, 2019 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended May 31, 2020 and the year ended August 31, 2019 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2020 and May 31, 2019 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	23

	General	23

	Result of Operations	32

	Liquidity and Capital Resources	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Changes in Securities	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signature		40

i

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31	August 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$7,354,496	$11,435,499
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $0	10,853,452	5,026,558
Revenues in excess of billings	2,838,072	3,233,659
Prepaid income taxes	392,099	765,110
Prepaid expenses and other current assets	745,468	704,316
Total current assets	22,183,587	21,165,142

Long-term assets
Capitalized computer software development costs,
net of accumulated amortization of $13,293,943 and $12,356,055	5,754,971	4,959,736
Property and equipment, net (note 4)	356,784	341,145
Operating lease right of use asset	1,019,408	–
Intellectual property, net of accumulated amortization of $4,729,270 and $3,948,750	12,275,730	5,026,249
Other intangible assets net of accumulated amortization of $1,503,481 and $1,210,000	7,146,519	3,280,000
Goodwill	12,792,171	10,387,198
Other assets	49,957	37,227
Total assets	$61,579,127	$45,196,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$663,337	$204,075
Accrued payroll and other expenses	2,137,383	1,639,038
Current portion - Contracts payable (note 5)	3,761,028	1,761,028
Billings in excess of revenues	269,232	798,549
Operating lease liability, current portion	525,454	–
Deferred revenue	428,611	380,787
Total current liabilities	7,785,045	4,783,477

Long-term liabilities
Deferred income taxes, net	2,775,398	2,731,616
Operating Lease Liability	489,463	–
Payments due under Contracts payable (note 5)	3,942,333	–
Total liabilities	14,992,239	7,515,093

Commitments and contingencies (note 6)

Shareholders' equity (note 7)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 17,788,498 and 17,591,834 shares issued and outstanding	7,791	7,595
Additional paid-in capital	20,231,443	15,319,474
Accumulated Other Comprehensive Income (Loss)	30,460	–
Retained earnings	26,317,194	22,354,535
Total shareholders' equity	$46,586,888	$37,681,604
Total liabilities and shareholders' equity	$61,579,127	$45,196,697

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended May 31, 2020 and May 31, 2019

	Three months ended		Nine months ended
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Revenues	$12,298,036	$9,936,921	$32,049,003	$25,944,545
Cost of revenues	2,665,405	2,324,188	7,974,702	6,734,890
Gross margin	9,632,630	7,612,733	24,074,301	19,209,655
Operating expenses
Selling, general, and administrative	5,023,132	3,087,445	12,646,512	8,613,788
Research and development	752,719	643,255	2,026,684	1,896,926
Total operating expenses	5,775,851	3,730,700	14,673,197	10,510,714

Income from operations	3,856,779	3,882,033	9,401,104	8,698,941

Other income (expense)
Interest income	4,465	11,050	27,814	20,296
Interest expense	–	(32,702)	–	(109,078)
Change in value of contingent consideration	(81,000)	–	(81,000)	–
(Loss) income on currency exchange	(602)	(7,941)	1,283	(40,467)
Total other income (expense)	(77,137)	(29,593)	(51,902)	(129,249)

Income before provision for income taxes	3,779,642	3,852,440	9,349,202	8,569,692
Provision for income taxes	(844,073)	(963,734)	(2,205,276)	(2,045,590)
Net Income	$2,935,569	$2,888,706	$7,143,925	$6,524,102

Earnings per share
Basic	$0.17	$0.16	$0.40	$0.37
Diluted	$0.16	$0.16	$0.39	$0.36

Weighted-average common shares outstanding
Basic	17,735,354	17,519,849	17,661,189	17,472,922
Diluted	18,426,872	18,096,195	18,333,596	18,008,336

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	30,460	–	30,460	–
Comprehensive Income (Loss)	$2,966,029	$2,888,706	$7,174,385	$6,524,102

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the nine months ended May 31, 2020 and the year ended August 31, 2019

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total

Balance, August 31, 2018	17,416,445	$7,417	$13,453,668	$–	$18,461,540	$31,922,625

Exercise of stock options	41,103	42	357,410	–	–	357,452
Stock-based Compensation	–	–	200,029	–	–	200,029
Shares issued to Directors for services	2,222	2	44,904	–	–	44,906
Adjustment for 606	–	–	–	–	(493,279)	(493,279)
Declaration of Dividend	–	–	–	–	(1,045,073)	(1,045,073)
Net income	–	–	–	–	1,535,947	1,535,947
Balance, November 30, 2018	17,459,770	7,461	14,056,011	–	18,459,135	32,522,607

Exercise of stock options	37,680	38	121,912	–	–	121,950
Stock-based Compensation	–	–	208,715	–	–	208,715
Shares issued to Directors for services	2,508	4	48,954	–	–	48,958
Declaration of Dividend	–	–	–	–	(1,048,887)	(1,048,887)
Net income	–	–	–	–	2,099,449	2,099,449
Balance, February 28, 2019	17,499,958	7,503	14,435,592	–	19,509,697	33,952,792

Exercise of stock options	25,849	26	103,747	–	–	103,773
Stock-based Compensation	–	–	224,654	–	–	224,654
Shares issued to Directors for services	2,176	2	49,023	–	–	49,025
Declaration of Dividend	–	–	–	–	(1,050,914)	(1,050,914)
Net income	–	–	–	–	2,888,706	2,888,706
Balance, May 31, 2019	17,527,983	7,531	14,813,016	–	21,347,489	36,168,036

Exercise of stock options	62,071	62	204,910	–	–	204,972
Stock-based Compensation	–	–	232,450	–	–	232,450
Shares issued to Directors for services	1,780	2	69,098	–	–	69,100
Declaration of Dividend	–	–	–	–	(1,052,181)	(1,052,181)
Net income	–	–	–	–	2,059,227	2,059,227
Balance, August 31, 2019	17,591,834	$7,595	$15,319,474	$–	$22,354,535	$37,681,604

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the nine months ended May 31, 2020 and the year ended August 31, 2019

(UNAUDITED) (continued)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, August 31, 2019	17,591,834	$7,595	$15,319,474	$–	$22,354,535	$37,681,604

Exercise of stock options	29,445	29	135,529	–	–	135,558
Stock-based Compensation	–	–	294,704	–	–	294,704
Shares issued to Directors for services	2,045	2	72,411	–	–	72,413
Declaration of Dividend	–	–	–	–	(1,056,379)	(1,056,379)
Net income	–	–	–	–	2,058,277	2,058,277
Balance November 30, 2019	17,623,324	7,626	15,822,118	–	23,356,433	39,186,177

Exercise of stock options	22,915	23	167,168	–	–	167,191
Stock-based Compensation	–	–	344,928	–	–	344,928
Shares issued to Directors for services	2,225	2	72,488	–	–	72,490
Declaration of Dividend	–	–	–	–	(1,058,740)	(1,058,740)
Net income	–	–	–	–	2,150,080	2,150,080
Balance February 29, 2020	17,648,464	7,651	16,406,702	–	24,447,773	40,862,126

Exercise of stock options	26,447	26	204,581	–	–	204,607
Stock-based Compensation	–	–	287,115	–	–	287,115
Shares issued to Directors for services	1,905	2	72,483	–	–	72,485
Declaration of Dividend	–	–	–	–	(1,066,148)	(1,066,148)
Shares issued - Lixoft	111,682	112	3,260,562	–		3,260,674
Foreign Currency Translation Adjustments	–	–	–	30,460	–	30,460
Net income	–	–	–		2,935,569	2,935,569
Balance May 31, 2020	17,788,498	$7,791	$20,231,443	$30,460	$26,317,194	$46,586,888

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2020 and May 31, 2019

(UNAUDITED)

	2020	2019
Cash flows from operating activities
Net income	$7,143,925	$6,524,102
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,133,676	1,392,763
Change in value of contingent consideration	81,000	76,376
Stock-based compensation	1,144,135	502,605
Deferred income taxes	43,782	(149,623)
(Increase) decrease in
Accounts receivable	(5,268,565)	(713,027)
Revenues in excess of billings	395,587	(278,922)
Prepaid income taxes	553,462	312,593
Prepaid expenses and other assets	7,445	91,927
Increase (decrease) in
Accounts payable	324,427	(61,861)
Accrued payroll and other expenses	26,653	(16,597)
Billings in excess of revenues	(529,317)	574,345
Accrued income taxes	–	106,845
Deferred revenue	47,824	214,897
Net cash provided by operating activities	6,104,034	8,576,423

Cash flows used in investing activities
Purchases of property and equipment	(105,784)	(33,394)
Purchases of intellectual property	–	(50,000)
Cash used to acquire subsidiaries	(9,471,352)	–
Cash received in acquisition	3,799,134	–
Capitalized computer software development costs	(1,733,124)	(939,869)
Net cash used in investing activities	(7,511,126)	(1,023,263)

Cash flows used in financing activities
Payment of dividends	(3,181,267)	(2,093,960)
Payments on Contracts Payable	–	(2,556,644)
Proceeds from the exercise of stock options	507,356	479,402
Net cash used in financing activities	(2,673,911)	(4,171,202)

Net increase (decrease) in cash and cash equivalents	(4,081,003)	3,381,958
Cash and cash equivalents, beginning of year	11,435,499	9,400,701
Cash and cash equivalents, end of period	$7,354,496	$12,782,659

Supplemental disclosures of cash flow information
Income taxes paid	$1,613,868	$781,838

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Lixoft	$3,260,674	$–
Creation of contract liabilities for acquisition of subsidiaries	$4,528,000	$–
Non-Cash Investing and Financing Activities
Right of use assets capitalized	$1,470,656	$–

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2020 should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2019. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Organization

Simulations Plus, Inc. (“Simulations Plus”, “Lancaster”) was incorporated on July 17, 1996. On September 2, 2014, Simulations Plus, Inc. acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”, “Buffalo”) and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. Simulations Plus, Inc., acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary pursuant to a stock purchase agreement dated May 1, 2017. On June 1, 2017, the Company consummated the acquisition of all outstanding equity interests of DILIsym pursuant to the terms of the Stock Agreement, with DILIsym becoming a wholly owned subsidiary of the Company. On April 1, 2020, Simulations Plus, Inc. acquired Lixoft, a French société par actions simplifiée (“Lixoft”, “Paris”) as a wholly-owned subsidiary pursuant to a stock purchase and contribution agreement dated March 21, 2020. (Collectively, “Company”, “we”, “us”, “our”).

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Simulations Plus, Inc. and, as of September 2, 2014, its wholly owned subsidiary, Cognigen Corporation, as of June 1, 2017, the accounts of DILIsym Services, Inc., and as of April 1, 2020, Lixoft accounts. All significant intercompany accounts and transactions are eliminated in consolidation.

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

•

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of May 31, 2020. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis using the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $310,218 and $322,552 for the three months ended May 31, 2020 and 2019, respectively, and $937,888 and $1,006,339 for the nine months ended May 31, 2020 and 2019, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Right of use assets	$902,553
Lease Liabilities, Current	$537,017
Lease Liabilities, Long-term	$365,536

We have made certain assumptions and judgments when applying ASC 842, the most significant of which are:

•	We elected the package of practical expedients available for transition that allow us to not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases and whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.
•	We did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.
•	For all asset classes, we elected to not recognize a right-of-use asset and lease liability for short-term leases.
•	The determination of the discount rate used in a lease is our estimated incremental borrowing rate that is based on what we would expect to pay to borrow over a similar term an amount equal to the lease payments.

Supplemental balance sheet information related to operating leases was as follows as of May 31, 2020:

Right of use asset	$1,019,408
Lease Liabilities, Current	$525,454
Lease Liabilities, Long-term	$489,463
Operating lease costs	$438,269
Weighted Average remaining lease term	2.31 years
Weighted Average Discount rate	4.28%

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of May 31, 2020, the Company determined that it has four reporting units, Simulations Plus, Cognigen Corporation, DILIsym Services, Inc. and Lixoft. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of May 31, 2020, the entire balance of goodwill was attributed to three of the Company's reporting units, Cognigen Corporation, DILIsym Services, and Lixoft. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company did not recognize any impairment charges, during the three-month and nine-month periods ended May 31, 2020 and 2019.

Reconciliation of Goodwill for the period ended May 31, 2020:

	Cognigen	DILIsym	Lixoft	Total
Balance, August 31, 2019	$4,789,248	$5,597,950	$–	$10,387,198
Addition	–	–	2,404,973	2,404,973
Impairments	–	–	–	–
Balance, May 31, 2020	$4,789,248	$5,597,950	$2,404,973	$12,792,171

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

The following table summarizes fair value measurements at May 31, 2020 and August 31, 2019 for assets and liabilities measured at fair value on a recurring basis:

May 31, 2020:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,354,496	$–	$–	$7,354,496
Acquisition-related contingent consideration obligations	$–	$–	$6,370,028	$6,370,028

August 31, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,435,499	$–	$–	$11,435,499
Acquisition-related contingent consideration obligations	$–	$–	$1,761,028	$1,761,028

As of May 31, 2020, and August 31, 2019, the Company has a liability for contingent consideration related to its acquisitions of the DILIsym Services, Inc. and Lixoft. The fair-value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair-value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

As of May 31, 2020, the Company has a liability for contingent consideration related to its acquisitions of DILIsym Services, Inc. and Lixoft:

The following is a reconciliation of contingent consideration value.

Value at August 31, 2019	$1,761,028
Contingent consideration for Lixoft	4,609,000
Value at May 31, 2020	$6,370,028

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

Intellectual property

On February 28, 2012, we bought out a royalty agreement with Enslein Research of Rochester, New York. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended May 31, 2020 and 2019 was $1,875 and was $5,625 for each of the nine-month periods ended May 31, 2020, and 2019. Accumulated amortization as of May 31, 2020 and August 31, 2019 were $61,875 and $56,250, respectively.

On May 15, 2014, we entered into a termination and nonassertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization expense for each of the three-month periods ended May 31, 2020 and 2019 was $150,000, and $450,000 for each of the nine-month periods ended May 31, 2020 and 2019. Accumulated amortization as of May 31, 2020 and August 31, 2019 were $3,625,000 and $3,175,000, respectively.

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with the drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the three months and nine months ended May 31, 2020 and May 31, 2019 was $79,167 and $237,501, respectively, and is included in cost of revenues. Accumulated amortization as of May 31, 2020 and August 31, 2019 were $950,000 and $712,513, respectively.

In September 2018, we purchased certain intellectual property rights of Entelos Holding Company, a Delaware Corporation. The cost of $50,000 is being amortized over 10 years under the straight-line method. Amortization expense for the three months and nine months period ended May 31, 2020 and May 31, 2019 was $1,250 and $3,750, respectively. Accumulated amortization as of May 31, 2020 and August 31, 2019 was $8,750 and $5,000 respectively.

On April 1, 2020, as part of the acquisition of Lixoft the Company acquired certain developed technologies associated with the non-linear mixed effed models, population analysis, pharmacometrics and pre-clinical and clinical trial modeling and simulation algorithms. These technologies were valued at $8,030,000 and are being amortized over 16 years under the straight-line method. Amortization expense for the two months from acquisition to May 31, 2020 was $83,644, and is included in cost of revenues. Accumulated amortization as of May 31, 2020 was $83,644.

Total amortization expense for intellectual property agreements for the three months ended May 31, 2020 and 2019 was $315,936 and $232,292, respectively, and total amortization expense for the nine months ended May 31, 2020 and 2019 was $780,520 and $696,876 respectively. Accumulated amortization as of May 31, 2020 was $4,729,270 and $3,948,750 as of August 31, 2019.

Intangible assets

The following table summarizes intangible assets as of May 31, 2020:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$790,625	$309,375
Trade Name-Cognigen	None	500,000	0	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	50,000	0
Covenants not to compete-DILIsym	Straight line 4 years	80,000	60,000	20,000
Trade Name-DILIsym	None	860,000	0	860,000
Customer relationships-DILIsym	Straight line 10 years	1,900,000	570,000	1,330,000
Customer relationships-Lixoft	Straight line 14 years	2,550,000	30,356	2,519,644
Trade Name-Lixoft	None	1,550,000	0	1,550,000
Covenants not to compete-Lixoft	Straight line 4 years	60,000	2,500	57,500
		$8,650,000	$1,503,481	$7,146,519

Amortization expense for each of the three-month and nine-month periods ended May 31, 2020 and May 31, 2019 was $119,731 and $293,481 as compared to $89,375 and $268,125, respectively. According to policy, in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share computation is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2020 and 2019 were as follows:

	Three months ended		Nine months ended
	5/31/2020	5/31/2019	5/31/2020	5/31/2019
Numerator:
Net income attributable to common shareholders	$2,935,569	$2,888,706	$7,143,925	$6,524,102
Denominator:
Weighted-average number of common shares outstanding during the period	17,735,354	17,519,849	17,661,189	17,472,922
Dilutive effect of stock options	691,518	576,346	672,407	535,414
Common stock and common stock equivalents used for diluted earnings per share	18,426,872	18,096,195	18,333,596	18,008,336

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation was $287,115 and $224,654 for the three months ended May 31, 2020 and 2019, respectively and $926,747 and $633,398 for the nine months ended May 31, 2020 and 2019, respectively. This expense is included in the condensed consolidated statements of operations as Selling, General, and Administration (SG&A), and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the nine months ended May 31, 2020 and 2019.

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

Software Revenues:

Software revenues are generated primarily from sales of software licenses at the time the software is unlocked and the term commences. The license period typically is one year or less. Along with the license a di minimis amount of customer support is provided to assist the customer with the software. Should the customer need more than a di minimis amount of support they can choose to enter into a separate contract for additional training. Most software is installed on our customers' servers and the Company has no control of the software once the sale is made.

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

Remaining performance obligations that do not fall under the expedients require the Company to perform various consulting and software development services and consortium memberships of approximately $2,700,000. It is anticipated these revenues will be recognized within the next two and ½ years.

Contract liabilities

During the three months and nine months period ended May 31, 2020 the Company recognized $109,000 and $882,000 of revenue that was included in contract liabilities as of August 31, 2019.

Disaggregation of Revenues

Disaggregation of Revenues:	Three Months Ended May 31, 2020	Nine Months Ended May 31, 2020
Software licenses
Point in time	$6,622,671	$16,116,466
Over time	230,047	734,339
Consulting services
Over time	5,445,318	15,198,198
Total Revenue	$12,298,036	$32,049,003

NOTE 4: Property and Equipment

Property and equipment as of May 31, 2020 consisted of the following:

Equipment	$775,767
Computer equipment	510,935
Furniture and fixtures	160,990
Leasehold improvements	114,004
Sub total	1,561,696
Less: Accumulated depreciation and amortization	(1,204,912)
Net Book Value	$356,784

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

Lixoft Acquisition Liabilities:

On April 1, 2020, the Company acquired Lixoft. The agreement provided for a twenty-four month $2,000,000 holdback provision against certain representations and warrantees, comprised of $1,333,333 of cash and the release from an escrow shares of stock valued at $666,337 issued at the date of the Agreement. In addition, based on a revenue growth formula for the two years subsequent to April 1, 2020, the agreement calls for earn-out payments up to $5,500,000 (two thirds cash and one-third newly issued, unregistered shares of the Company’s common stock). The former shareholders can earn up to $2,000,000 the first year and $3,500,000 in year two.

As of May 31, 2020 and August 31, 2019 the following liabilities have been recorded:

	May 31, 2020	August 31, 2019
Holdback Liability - Lixoft	$1,333,333	$–
Earn-out Liability - Lixoft	4,609,000	–
Earn-out Liability - Dilisym	1,761,028	1,761,028
Sub Total	$7,703,361	$1,761,028
Less: Current Portion	3,761,028	1,761,028
Long-Term	$3,942,333	$–

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

DILIsym leases approximately 2,700 square feet of space in Research Triangle Park, North Carolina. The initial three-year term was due to expire October 2020. An amendment to the initial lease became effective April 1, 2020. This amendment added 686 square feet and extended the term of the lease to September 30, 2023. The new base rent is $7,500 per month with an annual 3% adjustment.

In Paris, France Lixoft leases approximately 2,300 square feet of office space, which as of April 1, 2020, had minimum payments equaling $229,843. The lease is for a 9-year term, with an option to terminate every 3 years, and expires in November of 2024. The rent is $16,555 per quarter and can be adjusted each December based on a consumer price index.

Rent expense, including common area maintenance fees for the three months ended May 31, 2020, and 2019 was $168,381 and $147,581, respectively, and $463,074 and $436,357 for the nine months ended May 31, 2020 and 2019, respectively.

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at May 31, 2020 were as follows:

Years Ending May 31,
2021	$560,554
2022	268,440
2023	174,719
2024	64,118
$1,067,831

Line of Credit

On March 31, 2020, Simulations Plus, Inc. entered into a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement, has provided Simulations Plus, Inc. with a credit facility of $3,500,000 through April 15, 2022. As of May 31, 2020, there were no amounts drawn against the line of credit.

Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company had a royalty agreement with Dassault Systèmes Americas Corp. for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we paid a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. This agreement was recently renegotiated, and the Company does not bear any royalty obligations towards Dassault Systèmes Americas Corp. effective as of June 30, 2019. In addition, the license agreement will terminate on September 5, 2020. We incurred royalty expense (benefit) of ($137,496) and $55,924, respectively, for the three months ended May 31, 2020 and 2019, respectively and ($26,055) and $147,495 for the nine months ended May 31, 2020 and 2019, respectively.

Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $-0- for fiscal year 2019. We file income tax returns with the IRS and various state jurisdictions, India and France for our Paris division. Our federal income tax returns for fiscal years 2016 through 2018 are open for audit, and our state tax returns for fiscal year 2015 through 2018 remain open for audit. In addition, certain elements of prior tax years, such as R&D credits, may remain open and may be subject to future audit.

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

NOTE 7: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal years 2020 and 2019. The details of the dividends paid are in the following tables:

FY2020
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2019	11/01/2019	17,606,314	$0.06	$1,056,379
1/27/2020	2/03/2020	17,645,639	$0.06	1,058,740
4/24/2020	5/01/2020	17,769,134	$0.06	1,066,148
Total				$3,181,267

FY2019
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/1/2018	11/08/2018	17,417,875	$0.06	$1,045,073
1/25/2019	2/1/2019	17,481,450	$0.06	1,048,887
4/09/2019	5/01/2019	17,515,228	$0.06	1,050,914
7/25/2019	8/1/2019	17,536,454	$0.06	1,052,181
Total				$4,197,055

Stock Option Plan

On February 23, 2007, the Board of Directors adopted, and the shareholders approved the 2007 Stock Option Plan under which a total of 1,000,000 shares of common stock had been reserved for issuance. On February 25, 2014, the shareholders approved an additional 1,000,000 shares increasing the total number of shares that may be granted under the Option Plan to 2,000,000. This plan terminated in February 2017 by its term.

On December 23, 2016 the Board of Directors adopted, and on February 23, 2017 the shareholders approved, the 2017 Equity Incentive Plan under which a total of 1,000,000 shares of common stock has been reserved for issuance. This plan will terminate in December 2026.

As of May 31, 2020, employees and directors hold stock options to purchase 1,231,491 shares of common stock at exercise prices ranging from $6.75 to $38.81.

The following table summarizes information about stock options:

Transactions in FY20	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2019	1,163,259	$12.63	7.13
Granted	180,000	$33.83
Exercised	(78,807)	$8.46
Cancelled/Forfeited	(32,961)	$14.26
Expired	–	$–
Outstanding, May 31, 2020	1,231,491	$15.95	6.90
Exercisable, May 31, 2020	625,966	$10.05	5.78

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 6.88 years at May 31, 2020. The total fair value of non-vested stock options as of May 31, 2020 was $17,328,000 and is amortizable over a weighted average period of 3.46 years.

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

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the current fiscal year 2020 and fiscal year 2019:

	YTD FY 2020	FY 2019
Estimated fair value of awards granted	$1,996,200	$1,928,820
Unvested Forfeiture Rate	0%	6.20%
Weighted average grant price	$33.83	$22.78
Weighted average market price	$33.83	$22.69
Weighted average volatility	32.27%	31.61%
Weighted average risk-free rate	1.62%	2.59%
Weighted average dividend yield	0.71%	1.10%
Weighted average expected life	6.68 years	6.64 years

The exercise prices for the options outstanding at May 31, 2020 ranged from $6.75 to $38.81, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.75	$8.00	180,970	4.27 years	$6.85	180,970	4.27 years	$6.85
$8.01	$16.00	588,401	6.29 years	$9.97	387,846	6.21 years	$9.93
$16.01	$24.00	236,870	8.03 years	$20.69	57,150	7.60 years	$21.06
$24.01	$38.81	225,250	9.43 years	$33.92	0	–	$–
		1,231,491	6.90 years	$15.95	625,966	5.78 years	$10.05

During the three and nine-month periods ended May 31, 2020, the Company issued 1,905 and 6,175 shares of stock to non-management directors of the Company valued at $72,483 and $217,382, respectively as compensation for services rendered to the Company.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California and North Carolina with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At May 31, 2020 the Company had cash and cash equivalents exceeding insured limits by approximately $6,300,000.

Revenue concentration shows that international sales accounted for 32% and 36% of net sales for the nine months ended May 31, 2020 and 2019, respectively. Three customers accounted for 8%, 7% (a dealer account in Japan representing various customers), and 7% of net sales during the nine months ended May 31, 2020. Three customers accounted for 9%, 8% (a dealer account in Japan representing various customers), and 7% of net sales during the nine months ended May 31, 2019.

Accounts receivable concentration shows that seven customers comprised 10% (a dealer account in Japan representing various customers), 7%, 7%, 7%, 5%, 5% and 5% of accounts receivable at May 31, 2020, compared to five customers comprised 10% (a dealer account in Japan representing various customers), 9%, 8%, 5% and 5% of accounts receivable at May 31, 2019

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

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

Results for each segment and consolidated results are as follows for the three-month periods ended May 31, 2020 and 2019 (in thousands, because of rounding numbers may not foot):

	Three months ended May 31, 2020
	Lancaster	Buffalo	North Carolina	Paris	Eliminations	Total
Net revenues	$6,728	$3,039	$1,909	$622	$–	$12,298
Income (loss) from operations	2,518	610	414	315	–	3,857
Total assets	57,145	10,730	14,288	19,424	(40,007)	61,579
Capital expenditures	7	12	13	–	–	32
Capitalized software costs	494	4	32	76	–	606
Depreciation and amortization	430	88	151	119	–	788

	Three months ended May 31, 2019
	Lancaster	Buffalo	North Carolina	Paris	Eliminations	Total
Net revenues	$6,025	$2,538	$1,374	$–	$–	$9,937
Income (loss) from operations	3,044	387	451	–	–	3,882
Total assets	40,130	10,147	12,927	–	(17,702)	45,502
Capital expenditures	31	8	3	–	–	42
Capitalized software costs	351	27	44	–	–	422
Depreciation and amortization	440	92	146	–	–	678

	Nine months ended May 31, 2020
	Lancaster	Buffalo	North Carolina	Paris	Eliminations	Total
Net revenues	$17,559	$8,176	$5,692	$622	$–	$32,049
Income (loss) from operations	6,425	926	1,735	315	–	9,401
Total assets	57,145	10,730	14,288	19,424	(40,007)	61,579
Capital expenditures	24	53	29	–	–	106
Capitalized software costs	1,523	40	93	76	–	1,732
Depreciation and amortization	1,301	263	451	119	–	2,134

	Nine months ended May 31, 2019
	Lancaster	Buffalo	North Carolina	Paris	Eliminations	Total
Net revenues	$15,398	$6,895	$3,652	$–	$–	$25,945
Income (loss) from operations	6,614	1,093	992	–	–	8,699
Total assets	40,130	10,147	12,927	–	(17,702)	45,502
Capital expenditures	34	25	16	–	–	75
Capitalized software costs	1,135	93	134	–	–	1,362
Depreciation and amortization	1,366	272	432	–	–	2,070

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months and nine months ended May 31, 2020 and 2019 were as follows (in thousands, because of rounding numbers may not foot):

Three months ended May 31, 2020
	North & South America	Europe	Asia	Total
Lancaster	$3,401	$1,719	$1,608	$6,728
Buffalo	3,039	–	–	3,039
North Carolina	1,685	130	94	1,909
Paris	537	85	–	622
Total	$8,662	$1,934	$1,702	$12,298

Three months ended May 31, 2019
	North & South America	Europe	Asia	Total
Lancaster	$2,872	$1,497	$1,656	$6,025
Buffalo	2,538	–	–	2,538
North Carolina	906	363	105	1,374
Total	$6,316	$1,860	$1,761	$9,937

Nine months ended May 31, 2020
	North & South America	Europe	Asia	Total
Lancaster	$8,555	$4,476	$4,528	$17,559
Buffalo	8,176	–	–	8,176
North Carolina	4,890	581	221	5,692
Paris	537	85	–	622
Total	$22,158	$5,142	$4,749	$32,049

Nine months ended May 31, 2019
	North & South America	Europe	Asia	Total
Lancaster	$7,059	$4,207	$4,132	$15,398
Buffalo	6,895	–	–	6,895
North Carolina	2,622	550	480	3,652
Total	$16,576	$4,757	$4,612	$25,945

NOTE 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(K) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $123,549 and $116,839 for the three months ended May 31, 2020 and 2019, respectively and $325,220 and $295,777 for the nine months ended May 31, 2020 and 2019 respectively.

NOTE 11: ACQUISITION/MERGER WITH LIXOFT

On March 31, 2020, the Company entered into a Stock Purchase and Contribution Agreement (the “Agreement”) with Lixoft, a French société par actions simplifiée (“Lixoft”). On April 1 2020, the Company consummated the acquisition of all outstanding equity interests of Lixoft pursuant to the terms of the Agreement, with Lixoft becoming a wholly owned subsidiary of the Company. We believe the combination of Simulations Plus and Lixoft provides substantial future potential based on the complementary strengths of each of the companies.

Under the terms of the Agreement, as described below, the Company will pay the former shareholders of Lixoft total consideration of up to $16,500,000, consisting of two-thirds cash and one-third newly issued, unregistered shares of the Company’s common stock. In addition, the Company will pay $3,456,029 of excess working capital based on the March 31, 2020 financial statements of Lixoft.

On April 1, 2020, the Company paid the former shareholders of Lixoft a total of $10,789,362, comprised of cash in the amount of $9,460,129 and the issuance of 111,682 shares of the Company’s common stock valued at $3,662,337 (under the terms of the Agreement a price of approximately $32.15 dollars per share was used based upon the volume-weighted average closing price of the Company’s shares of common stock for the 30-consecutive-trading-day period ending two trading days prior to April 1, 2020). The actual stock price at April 1, 2020 was $34.92, so the total value of the stock issued was approximately $3,900,000, of which 9,669 shares are held in an escrow for offset for representations and warrantees. Within three business days following the two-year anniversary of March 31, 2020 (the date of the Agreement) and subject to any offsets for representations and warrantees, the Company will pay the former shareholders of Lixoft a total of $2,000,000, comprised of $1,333,333 of cash and the release from an escrow shares of stock valued at $666,337 issued at the date of the Agreement. The Agreement provides for a two-year market standoff period in which the newly issued shares may not be sold by the recipients thereof.

In addition, the agreement calls for earn-out payments up to an additional $5,500,000, two-thirds cash and one-third newly issued, unregistered shares of the Company’s common stock based on a revenue growth formula each year for the two years subsequent to April 1, 2020. The former shareholders can earn up to $2,000,000 the first year and $3,500,000 in year two. The Earn-out liability has been recorded at fair value.

Under the acquisition method of accounting, the total purchase price reflects Lixoft’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (April 1, 2020). The following table summarizes the preliminary allocation of the purchase price for Lixoft:

Assets acquired, Including cash of $3,799,134 and accounts receivable of $629,481	$4,994,160
Developed Technologies Acquired	8,030,000
Estimated value of Intangibles assets acquired (Customer Lists, trade name etc.)	4,160,000
Estimated Goodwill acquired	2,404,973
Liabilities Assumed	(862,208)
Total Consideration	$18,726,925

Goodwill has been provided in the transaction based on estimates of future earnings of this subsidiary including anticipated synergies associated with the positioning of the combined company as a leader in model-based drug development.

Consolidated supplemental Pro Forma information

The following consolidated supplemental pro forma information assumes that the acquisition of Lixoft took place on September 1, 2018 for the income statement for the three-month and nine-month periods ended May 31, 2020. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Lixoft to reflect the same expenses in the three-month period ended May 31, 2019. The adjustments include costs of acquisition, and amortization of intangibles and other technologies acquired during the merger, assuming the fair-value adjustments applied on September 1, 2018, together with consequential tax effects.

	For the three-month period ended		For the nine-month period ended
	May 31, (in 1000’s) (Unaudited)		May 31, (in 1000’s) (Unaudited)
	(Pro forma)*	(Pro forma)	(Pro forma)*	(Pro forma)
	2020	2019	2020	2019
Net Sales	$12,422	$10,520	$34,430	$28,389
Net Income	$3,565	$2,860	$8,442	$7,076

*Balances include two months actual results for Lixoft.

NOTE 12 - SUBSEQUENT EVENTS:

Dividend Declared

On July 7, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend will be distributed on Monday August 3, 2020, for shareholders of record as of Monday July 27, 2020.

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

General

BUSINESS

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of drug discovery and development software for mechanistic modeling and simulation, and for machine-learning-based prediction of properties of molecules solely from their structure. Our pharmaceutical/chemistry software is licensed to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and to regulatory agencies worldwide for use in the conduct of industry-based research. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and for submissions to regulatory agencies. Simulations Plus is headquartered in Southern California, with offices in Buffalo, New York, and Research Triangle Park, North Carolina, and Paris, France. Its common stock trades on the Nasdaq Capital Market under the symbol “SLP.”

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

Simulations Plus acquired Lixoft as a wholly owned subsidiary on April 1, 2020. Lixoft brings to Simulations Plus its powerful software products, Monolix, Simulx and PKanalix, which can take a modeling project from data exploration to clinical trial simulations. In addition, Lixoft provides training and focused consulting services which can accelerate a pharmacometric study. Lixoft’s technologies were developed as a result of a research program led by Inria, on non-linear mixed effect models for advanced population analysis, pharmacometrics, pre-clinical and clinical trial modeling and simulation.

PRODUCTS

General

We currently offer ten software products to support pharmaceutical, biotechnology, chemicals, cosmetics, and consumer goods research and development: five simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus®; DDDPlus™; MembranePlus™; DILIsym®; and NAFLDsym™; two programs that are based on predicting and analyzing static (not time-dependent) properties of molecules: ADMET Predictor® and MedChem Designer™; (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio™ is called our ADMET Design Suite™); a program which is designed for rapid analysis and regulatory submissions of pharmacokinetic data called PKPlus™; a program called KIWI™ from our Cognigen division that provides an integrated platform for NONMEM® data analysis and reporting through our proprietary secure cloud; and, through our acquisition of Lixoft in March 2020, a platform focused on non-linear mixed effects modeling (NLME) for pharmacometrics called Monolix™.

GastroPlus®

Our flagship product, originally introduced in 1998, and currently our largest single source of software revenue, is GastroPlus. GastroPlus mechanistically simulates the absorption, pharmacokinetics, pharmacodynamics, and drug-drug interactions of compounds administered to humans and animals and is currently the most widely used commercial software of its type by industry, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and around the world.

Our goal with GastroPlus is to integrate the most advanced science into user-friendly software to enable researchers and regulators to perform sophisticated analyses of complex compound behaviors in humans and laboratory animals. Already the most widely used program in the world for PBBM/PBPK modeling, the addition of these new capabilities is expected to expand the user base in the early pharmaceutical research and development process, while also helping us to further penetrate biopharmaceuticals, food, cosmetics, and general toxicology markets. We work to release updated versions of the program on an ongoing basis. In June 2019, we released Version 9.7 of GastroPlus. This version adds several important new capabilities, including improvements to population simulations, dissolution, absorption, PBPK models, and drug-drug interactions, among others.

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

Because of the widespread use of GastroPlus, we have been able to enter into collaborations with industry and government agencies to drive advances to modeling and simulation science. In all, Simulations Plus owns the intellectual property developed within the GastroPlus program, and updates are integrated into future versions and made available to clients:

Ocular absorption model: in September 2014, we entered into a research collaboration agreement (RCA) with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosage Routes Module of GastroPlus. The objective of this agreement was to provide a tool for generic companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. After a successful second year, the RCA was extended for two additional years in September 2016, with primary tasks completed in September 2018. Additional functionality was further requested by the FDA, and a new funded contract was awarded for the 2018-19 period. In May 2020, we were awarded a new grant from the FDA to support interspecies translation for ocular drug delivery in GastroPlus.

Long-acting injectable (LAI) product models: in September 2015, we were awarded another RCA by the FDA to expand the capabilities of GastroPlus to simulate the dosing of long-acting injectable microspheres for both small and large molecules (biologics). Under this agreement, we developed simulation models to deal with the very slow dissolution/decomposition of the microsphere carrier material that gradually releases the active drug over periods as long as weeks or months. After a successful second year, the RCA was renewed for the third year in September 2017 and was completed in September 2018. In September 2019, we entered a new funded collaboration with a clinical-stage biotechnology company to develop an intra-articular (IA) delivery model, using much of the technology developed through the LAI collaboration with the FDA. This collaboration enhances the GastroPlus physiologically based biopharmaceutics (PBBM)/PBPK model for drug dosing into joints through IA injection products and incorporate a mechanistic model for different species and population groups that will allow for efficient evaluation of IA injection strategies.

Transdermal absorption model: in July 2018 we entered into a research collaboration with a large European consortium to further develop and validate the mechanistic Transdermal Compartmental Absorption and Transit (TCAT™) model in GastroPlus. This project contributes substantially to improvements in the program, specifically directed toward the predictions of local exposure within the skin layer following topical administration of various chemicals. In September 2018, we were awarded another funded RCA by the FDA to integrate drug product quality attributes into the mechanistic TCAT™ model in GastroPlus. This grant award focuses on the incorporation of drug product quality attributes into dermal physiologically based pharmacokinetic (PBPK) models developed for dermatological topical dosage forms and transdermal delivery systems.

Virtual bioequivalence trials: in October 2019, we entered a new funded collaboration with a large pharmaceutical company to develop the Virtual Bioequivalence (BE) Trial Simulator™ in GastroPlus. This collaboration will enhance the GastroPlus PBBM/PBPK platform to evaluate population and formulation variability on the BE of different products. We intend to improve virtual BE trial simulation methodologies and efficiently address regulatory concerns as model results are reviewed.

Oral absorption (ACAT™) model: in November 2019, we entered a new funded collaboration with a large pharmaceutical company to modify the mechanistic oral absorption (ACAT™) model in GastroPlus to support gastrointestinal disease research. This collaboration will enhance and advance understanding of local drug disposition in the gut tissue and improve the accuracy of drug concentration predictions to assist with the development of new therapies for gastrointestinal diseases.

Unfunded research collaborations: in addition to the active funded efforts with the FDA described above, we also have two unfunded RCAs with the FDA: one with the Office of Generic Drugs (OGD) that began in 2014, and one announced in July 2019 with the Center for Veterinary Medicine (CVM). With OGD, the objective is directed toward the FDA’s evaluation of mechanistic IVIVCs (in vitro-in vivo correlations) to determine whether mechanistic absorption modeling (MAM) can relate laboratory (in vitro) dissolution experiment results to the behavior of dosage forms in humans and animals (in vivo) better than traditional empirical methods. With CVM, the objective is to use GastroPlus, with in vitro and in vivo data, to investigate how bioequivalence (BE) of non-systemically absorbed products can be evaluated in canines without the need for clinical endpoint trials.

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

MembranePlus™

Like DDDPlus, MembranePlus mechanistically simulates laboratory experiments, but in this case, the experiments are for measuring permeability or clearance of drug-like molecules through various membranes, including several different standard cell cultures (Caco-2, MDCK), as well as hepatocytes. The value of such simulations derives from the fact that when the same molecules are measured in different laboratories using (supposedly) the same experimental conditions, the results are often significantly different. These differences are caused by a complex interplay of factors in how the experiment was set up and run. MembranePlus simulates these experiments with their specific experimental details, and this enables scientists to better interpret how results from specific experimental protocols can be used to predict permeability or clearance mechanisms in human and animals.

PKPlus™

The standalone PKPlus program, based on the internal PKPlus Module in GastroPlus that has been available since 2000, provides the full level of functionality needed by pharmaceutical industry scientists to perform the analyses and generate the outputs needed to fully satisfy regulatory agency requirements for NCA as well as providing limited support for compartmental PK modeling.

PKPlus version 2.5 was released in July 2019. This new version incorporates a wide variety of requested features from current users, including:

•	Import CDISC SEND packages with PC domain as source data

•	Improved command line functionality

•	64-bit system optimization for improved performance

•	Streamlined auto-reports

•	Additional workflow refinements

In November 2019, we entered a new funded collaboration with a large pharmaceutical company to enhance the PKPlus software. Following a rigorous evaluation of multiple commercial offerings, our partner selected PKPlus as the pharmacokinetics/toxicokinetic (PK/TK) modeling program to support the internal data platform that connects their global teams. Our objectives for this project will be to design the next-generation engine that automates the import and mapping of data, selection of calculation templates, and generation of reports within a streamlined, validated system.

ADMET Predictor®

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a top-ranked, chemistry-based computer program that takes molecular structures (i.e., drawings of molecules represented in various formats) as inputs and uses machine learning technology to predict approximately 150 different properties for them at an average rate of over 200,000 compounds per hour on a modern laptop computer. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, as well as to generate estimates of unknown properties for molecules that have been synthesized, but for which only a limited number of experimental properties have been measured. Thus, a chemist can assess the likely success of a large number of existing molecules in a company’s chemical library, as well as molecules that have never been made, by providing only their molecular structures, either by drawing them using a tool such as our MedChem Designer software, or by automatically generating large numbers of molecules using various computer algorithms, including those embedded in our MedChem Studio™ Module.

The optional ADMET Modeler™ Module in ADMET Predictor enables scientists to use their own experimental data to quickly create proprietary high-quality predictive models using the same powerful artificial intelligence (AI) engine we use to build our top-ranked property predictions.

Version 9.5 of ADMET Predictor was released in April 2019, adding:

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

Drug discovery workflows: in December 2019, we entered into a new collaboration agreement with Bayer AG to advance our ADMET Predictor machine learning software for use within integrated drug discovery workflows by developing improved structure and tautomer handling capabilities that will support data integrity across the different discovery platforms.

High-throughput pharmacokinetic (HTPK) simulations: in April 2020, we entered into a new collaboration agreement with a large pharmaceutical company to develop enhanced capabilities in our existing HTPK Simulation Module which will incorporate PBPK modeling into the partner’s discovery platform to support compound screening activities.

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

MedChem Designer™

MedChem Designer was initially a molecule-drawing program, or “sketcher”, but now has capabilities far exceeding those of other molecule-drawing programs because of its integration with ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor. Over 33,000 copies of MedChem Designer have been downloaded by scientists around the world to date. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. When used with a license for ADMET Predictor, MedChem Designer becomes a de novo molecule design tool. With it, a researcher can draw one or more molecular structures, then click on the ADMET Predictor icon and have approximately 150 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index which provides a single number that instantly compare the effects of different structural changes in many dimensions. Researchers can also click on an icon to generate the likely metabolites of a molecule and then predict all the properties of those metabolites from ADMET Predictor, including each of their ADMET Risk scores.

KIWI™

Drug development programs rely increasingly on modeling and simulation analyses to support decision-making and submissions to regulatory agencies. To ensure high-quality reliable analyses, organizations must not only apply high-quality science, but must also be able to support the science with validated and reproducible results.

KIWI is a cloud-based web application that provides scientists with a secure, validated, enterprise-scale environment wherein they can efficiently organize, process, maintain, and communicate the volume of data and results generated over the duration of a drug development program. KIWI enables global teams to collaborate on model-based decision-making and has been proven to support and encourage interdisciplinary discussions about the model development process and the interpretation of results.

In addition to providing a structured workflow for model-based analyses, key features of the application include powerful visualization tools to support exploratory analyses, a data repository to facilitate management and organization of data and documents, and a Model Wizard module to streamline coding and model development.

New versions of KIWI are released on a regular basis. KIWI Version 2 was released in December 2017, KIWI 3 was released in August 2018, and KIWI 4 was released in June 2019. In fiscal year 2020 to date, we have:

•	further improved the visualization tools,
•	introduced kiwiConnect, an R-based API to improve interaction and interconnectivity between R and KIWI, and
•	completed a major update to the Oracle database infrastructure, including new hardware, additional storage, and increased bandwidth.

We remain focused on further enhancing KIWI as part of our five-year, almost-$5 million contract with the Bill and Melinda Gates Foundation.

DILIsym

The DILIsym software is a quantitative systems pharmacology (QSP) program that has been in development since 2011. QSP software models are based on the fundamental understanding of complex biological pathways, disease processes, and drug mechanisms of action, integrating information from experiments and forming hypotheses for the next experimental model. DILIsym deals with the propensity for some drug molecules to induce temporary or permanent changes in biological functions within liver cells (hepatocytes) that can result in damage to the liver (i.e. drug-induced liver injury or DILI).

Version 8A of the DILIsym software was released in January of 2019. This version was delivered as a secure executable that incorporates new proprietary code enabling tighter integration with our GastroPlus PBPK software. A number of important new capabilities were added, including new exemplar compounds, new biomarkers, and new mechanisms of DILI. DILIsym version X is expected to be released in later Summer or early Fall of 2020. DILIsym X will be completely refactored into a much faster and more user friendly software tool.

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

IPFsym

IPFsym is a software tool that will investigate the likelihood that various molecules might provide beneficial therapeutic benefits to treat or cure idiopathic pulmonary fibrosis (IPF). IPFsym, like NAFLDsym, requires modification for each of a number of different mechanisms of action that potential new drug compounds could use to treat the disease, and so is a customized tool used in consulting projects for each new client project. IPFsym is targeted for release for licensing and consulting use in late 2020. The software will include the most important mechanisms of IPF and will be closely coupled with GastroPlus for drug concentration predictions within the lungs.

Monolix Suite

The Monolix Suite is a unique solution for modeling and simulation for pharmaceutical companies, biotechs, and hospitals. It allows nonparametric analyses, population PKPD analyses and modeling and clinical trial simulation. The extended MonolixSuite contains three main products: Monolix, Simulx, and PKanalix. These products are interconnected and interoperable, i.e. the user can go from one application to another one without changing anything in terms of data set or of biological models.

The products are used by many pharmaceutical companies across the globe at each step of the drug development, from preclinical, first-in-human, clinical and post approval. These products are well established in the community and have been accepted by many of the main regulatory agencies.

Lixoft's technologies come from an eight-year research program in modeling and biostatistics led by Inria and sponsored by the pharmaceutical industry. The extended MonolixSuite was developed in view of the increasing importance of pharmacometrics experts in drug development, taking a modeling project from the first data exploration up to clinical trial simulations.

Monolix

Monolix (Non-linear mixed-effects models or “MOdèles NOn LInéaires à effets miXtes” in French) is a platform of reference for model-based drug development. It combines the most advanced algorithms with unique ease of use. Pharmacometricians of preclinical and clinical groups can rely on Monolix for population analysis and to model PK/PD and other complex biochemical and physiological processes. Monolix is an easy, fast and powerful tool for parameter estimation in non-linear mixed effect models, model diagnosis and assessment, and advanced graphical representation.

Simulx

Simulx is a powerful and flexible simulator for clinical trial pharmacometrics that runs on top of the Lixoft simulation engine. It allows to simulate any type of model output (continuous, event, categorical…). It directly connects with Monolix for seamless Modeling and Simulation, or can be used as a standalone application to simulate a new model. The overview of possibilities includes comparison of different trial designs, extrapolation to different populations, non-adherence to treatment, optimal dosing, and dose individualization after therapeutic drug monitoring.

Simulx is currently available via the comprehensive R package mlxR. Starting with the 2020 version, it will have a user interface to easily define groups of simulations as well as simulation outcomes to compare.

PKanalix

PKanalix performs analysis on PK data sets. Several analyses are performed including:

•	the non-compartmental analysis (NCA),
•	the compartmental analysis (CA) consisting in finding parameters of a model representing the PK as the dynamics in compartments for each individual. Notice that this compartment analysis does not include population analysis that could be performed in Monolix.

PKanalix provides a clear user-interface with a simple workflow to perform NCA and CA analysis in an efficient way.

Contract Research and Consulting Services

Our scientists and engineers have expertise in drug absorption via various dosing routes (oral, intravenous, subcutaneous, intramuscular, ocular, nasal/pulmonary, and dermal), pharmacokinetics, pharmacodynamics, and drug-drug interactions, and we conduct contracted consulting studies for customers (including many of the top twenty pharmaceutical companies) who have particularly difficult problems and who recognize how our expertise & technology can help solve them. The demand for our consulting services has been steadily increasing, and we have expanded our consulting teams to meet the increased workload.

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments as well as clinical trials of new and existing pharmaceutical products, typically working on 80-100 projects per year. Traditionally, the model-based analysis of clinical trial data was different from the modeling analysis offered by GastroPlus or our quantitative systems toxicology/pharmacology software (DILIsym and NAFLDsym); the former relied more on statistical and semi-mechanistic models, whereas the latter is based on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on a detailed understanding of the human body and the chemistry of the drug and involve deep mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models support safety and efficacy decisions, first-in-human estimations, formulation optimization, and drug-drug interaction assessments. Beginning in 2014, the U.S. FDA and other regulatory agencies began to emphasize the need to push mechanistic PBPK modeling and simulation into clinical pharmacology, with final guidance documents completed in 2018, and we have seen the benefit of having our clinical pharmacology teams across all three divisions working together to achieve this goal. To date, there have been approximately 40 approved drug products on the market today whose submissions were informed by results from GastroPlus.

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

PRODUCTION

Our pharmaceutical software products are designed and developed by our development teams in California, North Carolina (Research Triangle Park), New York (Buffalo), and Paris, France we also employee people who are able to work remotely using collaboration software. Our products and services are now delivered electronically – we no longer provide CD-ROMs and printed manuals or reports.

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research, and marketing resources that are larger than ours. Our flagship product, GastroPlus, is the most widely used commercial PBPK modeling platform and has one significant competitor; others could be developed over time, but with the high barrier to entry, it would be difficult to validate new software to levels required to support regulatory submissions. Our PKPlus software product competes with one major and a few minor software programs. MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry. Lixoft’s Momolix Suite competes with a few established software products offered within the pharmaceutical software industry. We believe DILIsym and NAFLDsym enjoy a unique market position, with no significant competition.

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

Although competitive products exist, both new licenses and license renewals for GastroPlus have continued to grow. We believe that we enjoy a dominant market share in this segment. We believe our ADMET Predictor/ADMET Modeler, MedChem Studio, MedChem Designer, DDDPlus, MembranePlus, PKPlus, KIWI, DILIsym, NAFLDsym and Monolix Suite of software offerings are each unique in their combination of capabilities and remain a focus of our marketing strategy.

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

Results of Operations

Comparison of Three Months Ended May 31, 2020 and 2019.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Three Months Ended
	5/31/20		5/31/19
Net revenues	$12,298	100.0%	$9,937	100.0%
Cost of revenues	2,665	21.7	2,324	23.4
Gross profit	9,633	78.3	7,613	76.6
Selling, general and administrative	5,023	40.8	3,087	31.1
Research and development	753	6.1	643	6.5
Total operating expenses	5,776	47.0	3,731	37.5
Income from operations	3,857	31.4	3,882	39.1
Other income (expense)	(77)	(0.6)	(29)	(0.3)
Income from operations before taxes	3,780	30.7	3,852	38.8
Provision for income taxes	(844)	(6.9)	(964)	(9.7)
Net income	$2,936	23.9%	$2,889	29.1%

Net Revenues

Consolidated net revenues increased by 23.8% or $2.36 million to $12.30 million in the third fiscal quarter of Fiscal Year 2020 (“3QFY20”) from $9.94 million in the third fiscal quarter of Fiscal Year 2019 (“3QFY19”). Changes by division are as follows:

•	Lancaster: $703,000 increase, representing a 11.7% increase to $6.73 million

•	Buffalo (Cognigen): $501,000 increase, representing a 19.7% increase to $3.04 million

•	North Carolina (DILIsym): $535,000 increase, representing a 38.9% increase to $1.91 million

•	Paris (Lixoft): Revenue for April and May 2020 totaled $622k and represented 5% of consolidated revenue for 3QFY20.

Consolidated software and software-related sales increased $1.03 million or 17.65% over 3QFY19. Lixoft’s software sales accounted for $566k or 55.1% of this increase. Consolidated consulting and analytical study revenues increased $1.33 million or 32.4% over 3QFY19.

Cost of Revenues

Consolidated cost of revenues increased by $341,000, or 14.7%, in 3QFY20 to $2.67 million from $2.32 million in 3QFY19. Labor-related cost including subcontractor payments increased by $402,000 quarter over quarter, a combination of increased labor count, and salary increases. Direct expenses on contracts increased by $193,000 this fiscal quarter compared to the prior year but were offset by a decrease of $154,000 in travel and training expense. Royalty expense was $189,000 lower in the period due to the effect of the final determination and termination of the royalty agreement for the Metabolism Module. Amortization expense related to Lixoft’s developed technologies resulted in an increase in amortization of $84,000 in 3QFY20.

Cost of Revenues as a percentage of revenues decreased slightly by 1.7% in 3QFY20 to 21.7% as compared to 23.4% in 3QFY19.

Gross Profit

Consolidated gross margin increased $2.02 million or 26.5%, to $9.63 million in 3QFY20 from $7.61 million in 3QFY19. The Lancaster division’s gross margin increased $914,000 or 17.5%, resulting in a 91.2% gross margin percentage. The Buffalo division’s gross margin increased $374,000 or 28.1%, resulting in a gross margin percentage of 56.2%. DILIsym of North Carolina showed an increase in gross margin of $203,000 or 19.1%, resulting in a gross margin of 66.1%. Lixoft’s gross margin equaled $529,000 and accounted for 26.2% of the increase in consolidated gross margin.

Overall gross margin as a percentage of revenue increased by 1.7% to 78.3% in 3QFY20 from 76.6% in 3QFY19.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $1.94 million, or 62.7% to $5.02 million in 3QFY20 from $3.09 million in 3QFY19. As a percent of revenues, SG&A was 40.8% for 3QFY20, compared to 31.1% in 3QFY19.

The major increases in SG&A expense were:

o	Selling expenses, including commissions and advertising, increased $76,000.
o	Legal and consulting fees increased $1.04 million due to services related to the acquisition of Lixoft.
o	G&A Salaries and Wages increased by $468,000; this increase is a combination of increased stock compensation costs, annual salary increases, and increased head count.
o	Payroll tax increased $160,000 due to an increase in headcount.
o	Vacation expense increased $127,000 due to increased headcount and increased vacation accruals as a result of COVID19 limitations on travel; employees were able to work from home and appear to not have followed normal vacation schedules.
o	Contract Labor increased $105,000 related to outsourced services and Director compensation.
o	Insurance Expense increased $140,000; mostly health-related medical costs due to cost increases and higher employee counts.

The major decreases in SG&A expense were:

o	Trade show costs and related travel expenses decreased $136,000.
o	Recruitment and hiring costs decreased $46,000.

Research and Development

Total research and development cost increased $293,000 in 3QFY20 compared to 3QFY19. In 3QFY20 we incurred approximately $1,359,000 of research and development costs, of this amount, $606,000 was capitalized and $753,000 was expensed. In 3QFY19 we incurred approximately $1,066,000 of research and development costs, of this amount, $422,000 was capitalized and $643,000 was expensed.

Income from operations

Income from operations decreased $25,000 or 0.7% in 3QFY20 compared to 3QFY19.

•	Lancaster	Decreased $526,000 or 17.3%
•	Buffalo	Increased $223,000 or 57.7%
•	No. Carolina	Decreased $38,000 or 8.3%
•	Paris	Lixoft’s income from operations equaled $316,000 and represents 8.2% of this quarter’s consolidated income from operations, this for the two months since acquisition (April 1, 2020 to May 31, 2020)

Provision for Income Taxes

The provision for income taxes was an expense of $844,000 for the 3QFY20 compared to a tax expense of $964,000 for the 3QFY19.

The effective rate for the three months was an expense of 22.3% compared to 25.0% in the prior year. The rate differs from statutory rates mainly due to stock compensation costs recognized for tax purposes in 3QFY20.

Net Income

Net income increased by $47,000, or 1.6%, in 3QFY20 to $2.94 million from $2.89 million in 3QFY19.

Comparison of Nine Months Ended May 31, 2020 and 2019

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales (because of rounding, numbers may not foot):

	Nine Months Ended
	5/31/20		5/31/19
Net revenues	$32,049	100.00%	$25,944	100.00%
Cost of revenues	7,975	24.9	6,735	26.0
Gross profit	24,074	75.1	19,209	74.0
Selling, general and administrative	12,646	39.5	8,614	33.2
Research and development	2,027	6.3	1,897	7.3
Total operating expenses	14,673	45.8	10,511	40.5
Income from operations	9,401	29.3	8,699	33.5
Other income (Expense)	(52)	(0.16)	(129)	(0.5)
Income from operations before taxes	9,349	29.2	8,570	33.0
Provision for income taxes	(2,205)	(6.9)	(2,046)	(7.9)
Net income	$7,144	22.3%	$6,524	25.1%

Net Revenues

Consolidated net revenues increased by $6.10 million or 23.5% to $32.05 million in the first nine months of Fiscal Year 2020 “9moFY20”) from $25.94 million in the first nine months of Fiscal Year 2019 (“9moFY19”). Changes by division are as follows:

•	Lancaster: $2,161,000 increase, representing a 14.0% increase to $17.56 million

•	Buffalo (Cognigen): $1,281,000 increase, representing a 18.6% increase to $8.18 million

•	North Carolina (DILIsym): $2,041,000 increase, representing an 55.9% increase to $5.69 million

•	Paris (Lixoft): Revenue for April and May 2020 totaled $622k

Consolidated software and software-related sales increased $2.19 million or 14.9%, with Lixoft’s software sales representing $566,000 or 25.9% of the consolidated increase. Consolidated consulting and analytical study revenues increased $3.91 million or 34.7% over 9moFY19.

Cost of Revenues

Consolidated cost of revenues increased by $1,240,000, or 18.4%, in 9moFY20 to $7.97 million from $6.73 million in 9moFY19. Labor-related costs accounted for $1,221,000 of this increase. Other significant increases in cost of revenues included $345,000 of direct contract costs. Royalty expense decreased by approximately $169,000 due to the termination of the royalty agreement for the Metabolism Module. In addition, travel expenses decreased by $166,000 during 9moFY20.

Cost of Revenues as a percentage of revenue decreased by 1.08% in 9moFY20 to 24.9% as compared to 26.0% in 9moFY19.

Gross Profit

Consolidated gross margin increased $4.86 million or 25.3%, to $24.07 million in 9moFY20 from $19.21 million in 9moFY19. The Lancaster division’s gross margin increased $2.44 million or 18.9%, resulting in a gross margin percentage of 87.6%. The Buffalo division’s gross margin increased $567,000 or 15.5%, resulting in a gross margin percentage of 51.8%, and DILIsym of North Carolina showed an increase in gross margin of $1.32 million or 50.5%, resulting in a 69.2% gross margin percentage. Lixoft’s gross margin equaled $529,000 and represented 10.9% of the increase in consolidated gross margin.

Overall gross margin as a percentage of revenue increased by 1.1% to 75.1% in 9moFY20 from 74.0% in 9moFY19.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $4.03 million, or 46.8% to $12.65 million in 9moFY20 from $8.61 million in 9moFY19. As a percent of revenues, SG&A was 39.4% for 9moFY20, compared to 33.2% in 9moFY19.

The major increases in SG&A expense were:

o	Commissions expense: $160,000 representing a combination of commissions to distributors and to commissioned salespersons
o	Contract labor: $184,000 comprised of outsourced services and increased Director compensation program costs
o	Legal and consulting: $1.42 million related to the acquisition of Lixoft.
o	G&A Salaries and Wages increased by $1.14 million; this increase is predominantly a result of increased head count and salaries in Lancaster and Buffalo, and the related bonus and stock compensation costs.
o	Insurance expense $364,000; mostly health-related medical costs due to cost increases and higher employee counts
o	Payroll tax expense increased $315,000 for domestic and international employees
o	Vacation expense: $193,000 increase due to headcount and increased vacation accruals as a result of COVID19 limitations on travel; employees were able to work from home and appear to not have followed normal vacation schedules.

The major decreases in SG&A expense were:

o	Trade show costs and related travel expenses decreased $58,000

Research and Development

Total research and development cost increased $501,000 in 9moFY20 compared to 9moFY19. In 9moFY20 we incurred approximately $3,760,000 of research and development costs, of this amount, $1,733,000 was capitalized and $2,027,000 was expensed. In 9moFY19 we incurred approximately $3,259,000 of research and development costs, of this amount, $1,362,000 was capitalized and $1,896,000 was expensed.

Income from operations

Income from operations increased $702,000 or 8.1% in 9moFY20 compared to 9moFY19.

•	Lancaster	Decreased $189,000 or 2.9%
•	Buffalo	Decreased $167,000 or 15.3%
•	No. Carolina	Increased $744,000 or 75%
•	Paris	Lixoft’s income from operations equaled $315,000 and represents 44.8% of the increase in consolidated income from operations, this for the two months since acquisition (April 1, 2020 to May 31, 2020)

Other income (expense)

Other income(expense) was an expense of $52,000 compared to expense of $129,000 in 9moFY19. Current year includes $81,000 of change in the value of contingent consideration for the two months since acquisition of Lixoft.

Provision for Income Taxes

The provision for income taxes was an expense of $2.21 million for the 9moFY20 compared to an expense of $2.05 million for 9moFY19. The effective rate for the nine months was an expense of 23.6% compared to a expense of 23.9% in the prior year.

Net Income

Net income increased by $620,000, or 9.5%, in 9moFY20 to $7.14 million from $6.52 million in 9moFY19.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from our operations. We have achieved continuous positive operating cash flow over the last ten fiscal years. We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may draw from our revolving line of credit with the bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical business while maintaining expenses within operating cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of May 31, 2020 and August 31, 2019, we had cash and cash equivalents of $7.35 million and $11.40 million, respectively. We do not hold any investments that are exposed to market risk due to changes in interest rates, which could adversely affect the value of our assets and liabilities. In addition, we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the three and nine months ended May 31, 2020 and 2019, we sold $1,453,000 and $1,402,000 and $3,273,000 and $3,800,000, respectively, of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables are subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of May 31, 2020, that our disclosure controls and procedures were effective.

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

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

N/A

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1 (4)^	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto.
3.1 (2)	Articles of Incorporation of the Company.
3.2 (2)	Amended and Restated Bylaws of the Company.
4.1 (1)	Form of Common Stock Certificate.
4.2 (1)	Share Exchange Agreement.
10.1 (1) (†)	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto.
10.2 (3) (†)	The Company’s 2007 Stock Option Plan, as amended.
10.3 (10)	Second Amendment to Lease by and between the Company and Crest Development LLC, dated as of May 1, 2016.
10.4 (5) (†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 8, 2016.
10.5 (6)	Form of Indemnification Agreement.
10.6 (8)	2017 Equity Incentive Plan.
10.7 (7)	Stock Purchase Agreement by and among Simulation Plus, Inc., DILIsym Services, Inc., The Shareholders’ Representative and The Shareholders of DILIsym Services, Inc., dated as of May 1, 2017.
10.8 (9)(†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of September 1, 2017.
10.9 (9) (†)	Employment Agreement by and between the Company and John DiBella, dated as of September 1, 2017.
10.10 (9) (†)	Employment Agreement by and between the Company and Thaddeus H Grasela Jr., dated as of September 2, 2017.
10.11 (11)(†)	Employment Agreement by and between the Company and Shawn O’Connor, dated as of June 26, 2018.
10.12 (12)	Stock Purchase and Contribution Agreement by and among the Shareholders of Lixoft, dated as of March 31, 2020
31.1	Section 302 – Certification of the Principal Executive Officer*
31.2	Section 302 – Certification of the Principal Financial Officer*
32	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
†	Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(3)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed April 9, 2014.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 11, 2016.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 10, 2016.
(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2017.
(8)	Incorporated by reference to Appendix A to the Company’s Schedule 14A filed December 29. 2016.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed September 6, 2017.
(10)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2016.
(11)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2018.
(12)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 2, 2020.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 9, 2020.

Simulations Plus, Inc.

Date:	July 9, 2020	By: /s/ John R Kneisel
John R. Kneisel
Chief Financial Officer

