Form 10-Q/A
period 2020-05-31
SIMULATIONS PLUS INC
filed 2020-07-24
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No.1)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 22, 2020 was 17,820,057, no shares of preferred stock were outstanding.

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) (the “Amendment”) is being filed solely to correct a clerical error in the Quarterly Report on Form 10-Q for the quarter ended May 31, 2020, initially filed with the Securities and Exchange Commission on July 9, 2020 (the “Original Filing”).

We have determined that in Item 3 of Part I, “Quantitative and Qualitative Disclosures about Market Risk” we reported as follows: In the three and nine months ended May 31, 2020 and 2019, we sold $1,453,000 and $1,402,000 and $3,273,000 and $3,800,000, respectively, of software through representatives in certain Asian markets in local currencies. The reported amounts for those nine-month periods were switched and the nine month sales ended May 31, 2020 and 2019 should have been reported as $3,800,000 and $3,273,000, respectively. In addition, cash and cash equivalents as of August 31, 2019 was reported as $11.40 million and was actually $11.44 million. Despite being minor grammatical errors in the narrative, we felt it necessary to correct the clerical errors to avoid confusion over this disclosure.

In addition, we have determined that in Item 1 of Part I, “Condensed Consolidated Statements of Cash Flows” the presentation of the Statement of Cash Flows for the comparative historical period ended May 31, 2019 mistakenly included certain numbers from the period ended February 28, 2019, rather than the period ended May 31, 2019. The overall financial impact of this clerical error showed for the nine months 2019 cash generated of $3,381,958 when in fact the cash generated in that prior year period was $907,424.

In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officer as required by Rule 12b-15.

Except for the correction described above, this Amendment does not modify, amend or update in any way any other item or disclosure in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing.

Simulations Plus, Inc.

FORM 10-Q/A

For the Quarterly Period Ended May 31, 2020

Table of Contents

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets at May 31, 2020 (unaudited) and August 31, 2019 (audited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended May 31, 2020 and May 31, 2019 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended May 31, 2020 and the year ended August 31, 2019 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2020 and May 31, 2019 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

PART II. OTHER INFORMATION

Item 6.	Exhibits	23

Signature		24

i

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31	August 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$7,354,496	$11,435,499
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $0	10,853,452	5,026,558
Revenues in excess of billings	2,838,072	3,233,659
Prepaid income taxes	392,099	765,110
Prepaid expenses and other current assets	745,468	704,316
Total current assets	22,183,587	21,165,142

Long-term assets
Capitalized computer software development costs,
net of accumulated amortization of $13,293,943 and $12,356,055	5,754,971	4,959,736
Property and equipment, net (note 4)	356,784	341,145
Operating lease right of use asset	1,019,408	–
Intellectual property, net of accumulated amortization of $4,729,270 and $3,948,750	12,275,730	5,026,249
Other intangible assets net of accumulated amortization of $1,503,481 and $1,210,000	7,146,519	3,280,000
Goodwill	12,792,171	10,387,198
Other assets	49,957	37,227
Total assets	$61,579,127	$45,196,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$663,337	$204,075
Accrued payroll and other expenses	2,137,383	1,639,038
Current portion - Contracts payable (note 5)	3,761,028	1,761,028
Billings in excess of revenues	269,232	798,549
Operating lease liability, current portion	525,454	–
Deferred revenue	428,611	380,787
Total current liabilities	7,785,045	4,783,477

Long-term liabilities
Deferred income taxes, net	2,775,398	2,731,616
Operating Lease Liability	489,463	–
Payments due under Contracts payable (note 5)	3,942,333	–
Total liabilities	14,992,239	7,515,093

Commitments and contingencies (note 6)

Shareholders' equity (note 7)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 17,788,498 and 17,591,834 shares issued and outstanding	7,791	7,595
Additional paid-in capital	20,231,443	15,319,474
Accumulated Other Comprehensive Income (Loss)	30,460	–
Retained earnings	26,317,194	22,354,535
Total shareholders' equity	$46,586,888	$37,681,604
Total liabilities and shareholders' equity	$61,579,127	$45,196,697

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

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the nine months ended May 31, 2020 and the year ended August 31, 2019

(UNAUDITED) (continued)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, August 31, 2019	17,591,834	$7,595	$15,319,474	$–	$22,354,535	$37,681,604

Exercise of stock options	29,445	29	135,529	–	–	135,558
Stock-based Compensation	–	–	294,704	–	–	294,704
Shares issued to Directors for services	2,045	2	72,411	–	–	72,413
Declaration of Dividend	–	–	–	–	(1,056,379)	(1,056,379)
Net income	–	–	–	–	2,058,277	2,058,277
Balance November 30, 2019	17,623,324	7,626	15,822,118	–	23,356,433	39,186,177

Exercise of stock options	22,915	23	167,168	–	–	167,191
Stock-based Compensation	–	–	344,928	–	–	344,928
Shares issued to Directors for services	2,225	2	72,488	–	–	72,490
Declaration of Dividend	–	–	–	–	(1,058,740)	(1,058,740)
Net income	–	–	–	–	2,150,080	2,150,080
Balance February 29, 2020	17,648,464	7,651	16,406,702	–	24,447,773	40,862,126

Exercise of stock options	26,447	26	204,581	–	–	204,607
Stock-based Compensation	–	–	287,115	–	–	287,115
Shares issued to Directors for services	1,905	2	72,483	–	–	72,485
Declaration of Dividend	–	–	–	–	(1,066,148)	(1,066,148)
Shares issued - Lixoft	111,682	112	3,260,562	–	–	3,260,674
Foreign Currency Translation Adjustments	–	–	–	30,460	–	30,460
Net income	–	–	–	–	2,935,569	2,935,569
Balance May 31, 2020	17,788,498	$7,791	$20,231,443	$30,460	$26,317,194	$46,586,888

The accompanying notes are an integral part of these financial statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2020 and May 31, 2019

(UNAUDITED)

	2020	2019
Cash flows from operating activities
Net income	$7,143,925	$6,524,102
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,133,676	2,070,583
Change in value of contingent consideration	81,000	109,061
Stock-based compensation	1,144,135	776,287
Deferred income taxes	43,782	(248,526)
(Increase) decrease in
Accounts receivable	(5,268,565)	(2,220,795)
Revenues in excess of billings	395,587	(695,192)
Prepaid income taxes	553,462	312,593
Prepaid expenses and other assets	7,445	76,667
Increase (decrease) in
Accounts payable	324,427	(142,520)
Accrued payroll and other expenses	26,653	257,026
Billings in excess of revenues	(529,317)	114,369
Accrued income taxes	–	434,886
Deferred revenue	47,824	145,406
Net cash provided by operating activities	6,104,034	7,513,947

Cash flows used in investing activities
Purchases of property and equipment	(105,784)	(75,861)
Purchases of intellectual property	–	(50,000)
Cash used to acquire subsidiaries	(9,471,352)	–
Cash received in acquisition	3,799,134	–
Capitalized computer software development costs	(1,733,124)	(1,362,329)
Net cash used in investing activities	(7,511,126)	(1,488,190)

Cash flows used in financing activities
Payment of dividends	(3,181,267)	(3,144,864)
Payments on Contracts Payable	–	(2,556,644)
Proceeds from the exercise of stock options	507,356	583,175
Net cash used in financing activities	(2,673,911)	(5,118,333)

Net increase (decrease) in cash and cash equivalents	(4,081,003)	907,424
Cash and cash equivalents, beginning of year	11,435,499	9,400,701
Cash and cash equivalents, end of period	$7,354,496	$10,308,125

Supplemental disclosures of cash flow information
Income taxes paid	$1,613,868	$1,503,740

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Lixoft	$3,260,674	$–
Creation of contract liabilities for acquisition of subsidiaries	$4,528,000	$–
Non-Cash Investing and Financing Activities
Right of use assets capitalized	$1,470,656	$–

The accompanying notes are an integral part of these financial statements.

Simulations Plus, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q/A for the quarter ended May 31, 2020 should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2019. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of May 31, 2020 and August 31, 2019, we had cash and cash equivalents of $7.35 million and $11.44 million, respectively. We do not hold any investments that are exposed to market risk due to changes in interest rates, which could adversely affect the value of our assets and liabilities. In addition, we do not hold any instruments for trading purposes and investment. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market rate risk.

In the three and nine months ended May 31, 2020 and 2019, we sold $1,453,000 and $1,402,000 and $3,800,000 and $3,273,000, respectively, of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables are subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

PART II. OTHER INFORMATION

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Section 302 – Certification of the Principal Executive Officer*
31.2	Section 302 – Certification of the Principal Financial Officer*
32	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ________________________

*	Filed herewith
**	Furnished herewith

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 24, 2020.

Simulations Plus, Inc.

Date:	July 24, 2020	By: /s/ John R Kneisel
John R. Kneisel
Chief Financial Officer

