Form 10-K
period 2020-08-31
SIMULATIONS PLUS INC
filed 2020-11-16
CIK 1023459

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-32046

Simulations Plus, Inc.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4595609 (I.R.S. Employer Identification No.)

42505 Tenth Street West Lancaster, CA 93534-7059 (Address of principal executive offices including zip code)	(661) 723-7723 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common Stock, par value $0.001 per share	Trading Symbol(s) SLP	Name of Each Exchange on Which Registered NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

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

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 29, 2020, based upon the closing price of the common stock as reported by The Nasdaq Capital Market on such date, was approximately $412,688,004. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of November 16, 2020, 19,931,709 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, concerning our business, operations, and financial performance and condition, as well as our plans, objectives, and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the continued growth in demand for our software products and consulting services in the pharmaceutical drug development industry;

•	our sales, marketing, and distribution prospects;

•	the continuing productivity and effectiveness of our commercial infrastructure and worldwide salesforce;

•	our financial performance;

•	our expectations regarding the worldwide market for modeling and simulation services;

•	the continued competitive positioning of our software products and services;

•	our expectations regarding the potential market size and the continuing expansion of modeling and simulation usage in the drug development sector;

•	the scope of protection we are able to maintain for intellectual property rights covering our software products;
•	the modeling and simulation software and services market;

•	the continued expectations of growth for pharmaceutical drug development research and development expenditures;

•	our ability to grow our consulting staff to meet demand and retain scientific employees to perform consulting services for our customers;

•	the continuing support of the use of modeling and simulation by regulatory authorities like the U.S. Food and Drug Administration (FDA);

•	the implementation of our business model and strategic plans for our business and technology;

•	our expectations regarding the effects of the COVID-19 pandemic on our business and our clients’; and

•	developments and projections relating to our competitors and our industry.

These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

ii

PART I

ITEM 1 –BUSINESS

As used in this report, each of the terms “we,” “us,” “our,” the “Company” and “Simulations Plus” refers to Simulations Plus, Inc. and its wholly owned subsidiaries Cognigen Corporation, of Buffalo, New York; DILIsym Services, Inc. of Research Triangle Park, North Carolina; and Lixoft of Paris, France, unless otherwise stated or the context otherwise requires.

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of modeling and simulation software for drug discovery and development, including the prediction of properties of molecules utilizing artificial-intelligence- and machine-learning-based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial development to regulatory submissions in support of product approval. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and to academic and regulatory agencies worldwide for use in the conduct of industry-based research. SLP is headquartered in Southern California, with offices in Buffalo, NY, Research Triangle Park, NC, and Paris, France. The Company’s common stock trades on the Nasdaq Capital Market under the symbol “SLP”.

We are a global leader focused on improving the ways scientists use knowledge and data to predict the properties and outcomes of pharmaceutical and biotechnology agents by providing a wide range of early discovery, preclinical, and clinical consulting services and software. Our innovations in integrating new and existing science in medicinal and computational chemistry, pharmaceutical science, biology, physiology, and machine learning into our software have enabled us to be a leading software provider for physiologically based pharmacokinetics (PBPK) modeling and simulation, pharmacometric modeling and simulation, prediction of molecular properties from structure, and prediction of the propensity of drugs to induce liver injury or to treat nonalcoholic fatty liver disease. Our scientific consulting staff draw upon extensive experience across multiple therapeutic areas and a full range of modeling and simulation techniques to assist our clients across the full spectrum of drug development.

We generate revenue by delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies use our software programs and scientific consulting services to guide early drug discovery (molecule design screening and lead optimization), preclinical, and clinical development programs, including using our software products and services to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial designs, and simulate outcomes in special populations, such as in elderly and pediatric patients.

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

Simulation Plus acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary in June 2017. The acquisition of DILIsym positioned the Company as the leading provider of Drug Induced Liver Injury (DILI) modeling and simulation software and related scientific consulting services. In addition to the DILIsym® software for analysis of potential drug-induced liver injury, DILIsym Services, Inc. also has developed a simulation program for analyzing nonalcoholic fatty liver disease (NAFLD) called NAFLDsym™. Both the DILIsym and NAFLDsym software programs require outputs from physiologically based pharmacokinetics (PBPK) software as inputs. Outputs generated by the GastroPlus™ PBPK software that are required by DILIsym software can be automatically mapped to DILIsym applications; thus, the integration of these technologies provides a seamless capability for analyzing the potential for drug-induced liver injury for new drug compounds and for investigating the potential for new therapeutic agents to treat NAFLD. Since the acquisition, DILIsym has applied its mechanistic modeling resources in other disease areas including idiopathic pulmonary fibrosis (IPF).

Simulations Plus acquired Lixoft as a wholly owned subsidiary on April 1, 2020. Lixoft brings to Simulations Plus its powerful software products, Monolix, Simulx and PKanalix, which can take modeling projects from data exploration to clinical trial simulations. In addition, Lixoft provides training and focused consulting services which can accelerate pharmacometric studies. Lixoft’s technologies were developed as a result of a research program led by the French national research institute for digital science and technology (Inria), on nonlinear mixed effect models for advanced population analysis, pharmacometrics, pre-clinical, and clinical trial modeling and simulation. Lixoft continues to work with Inria.

PRODUCTS

General

We currently offer eleven software products for pharmaceutical research and development: five simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus®; DDDPlus™; MembranePlus™; DILIsym®; and NAFLDsym™; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor®; MedChem Designer™; and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite™); a program which is designed for rapid clinical trial data analysis and regulatory submissions called PKPlus™; a program called KIWI™ from our Cognigen division that provides an integrated platform for data analysis and reporting through our proprietary secure cloud; and in April 2020 with the acquisition of Lixoft, we added the Monolix Suite™ of products – a modeling and simulation solution that allows nonparametric analyses, population PKPD analyses, and modeling and clinical trial simulation.

GastroPlus®

Our flagship product, originally introduced in 1998, and currently our largest single source of software revenue, is GastroPlus. GastroPlus mechanistically simulates the absorption, pharmacokinetics, pharmacodynamics, and drug-drug interactions of compounds administered to humans and animals and is currently one of the most widely used commercial software of its type by industry, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and around the world.

Our goal with GastroPlus is to integrate the most advanced science into user-friendly software to enable researchers and regulators to perform sophisticated analyses of complex compound behaviors in humans and laboratory animals. GastroPlus is one of the most widely used program in the world for physiologically based biopharmaceutics (PBBM)/PBPK modeling with a user base including early pharmaceutical research and development, biopharmaceuticals, food, cosmetics, and general toxicology. We work to release updated versions of the program on an ongoing basis.

In June 2019, we released Version 9.7 of GastroPlus. This version added several important new capabilities, including improvements to population simulations, dissolution, absorption, PBPK models, and drug-drug interactions, among others.

•	The ability to add lysosomal trapping effect to PBPK tissues
•	New mechanistic pregnancy PBPK model (with fetus compartment)
•	Additional solubility inputs for different drug forms (crystalline, amorphous)
•	New standard compound models (substrates/inhibitors/inducers) in the DDI Module
•	Expanded fed state conditions based on meal type
•	New ability to allow different tissue model types (perfusion- or permeability-limited) between parent and metabolites or victim perpetrator in metabolite tracking/DDI simulations
•	PK/PD model additions to PKPlus Module
•	Updates to the dermal absorption (TCAT) model through our Cosmetics Europe project
•	New effect of immune response with intramuscular injection models
•	Updated default populations for extensive, intermediate, and poor metabolizers based on specific genotypes

In vitro transdermal model: as part of the Research Collaboration Agreement (RCA) awarded by the FDA in September 2018 to improve the TCAT model in GastroPlus, we developed a novel simulation tool to analyze data from in vitro skin penetration studies to better inform in vivo predictions within GastroPlus.

Because of the widespread use of GastroPlus, we have been able to enter into both funded and unfunded collaborations with industry and government agencies to drive advances to modeling and simulation science. In all, Simulations Plus owns the intellectual property developed within the GastroPlus program, and updates are integrated into future versions and made available to clients:

Ocular absorption model: in September 2014, we entered into an RCA with the FDA to enhance the Ocular Compartmental Absorption and Transit (OCAT™) model within the Additional Dosage Routes Module of GastroPlus. The objective of this agreement was to provide a tool for generic drug companies and the FDA to assess the likely bioequivalence of generic drug formulations dosed to the eye. After a successful second year, the RCA was extended for two additional years in September 2016, with primary tasks completed in September 2018. Additional functionality was further requested by the FDA, and a new funded contract was awarded for the 2018-19 period. In May 2020, we were awarded yet another grant from the FDA to support interspecies translation for ocular drug delivery in GastroPlus.

Long-acting injectable (LAI) product models: in September 2015, we were awarded an RCA by the FDA to expand the capabilities of GastroPlus to simulate the dosing of long-acting injectable microspheres for both small and large molecules (biologics). Under this agreement, we developed simulation models to deal with the very slow dissolution/decomposition of microsphere carrier materials that gradually release active drugs over periods as long as weeks or months. After a successful second year, the RCA was renewed for the third year in September 2017 and was completed in September 2018. In September 2019, we entered a new funded collaboration with a clinical-stage biotechnology company to develop an intra-articular (IA) delivery model, using much of the technology developed through the LAI collaboration with the FDA. This collaboration enhances the GastroPlus PBBM/PBPK model for drug dosing into joints through IA injection products and incorporates mechanistic models for different species and population groups that assist in efficient evaluation of IA injection strategies.

Transdermal absorption model: in July 2018 we entered a research collaboration with a large European consortium to further develop and validate the mechanistic Transdermal Compartmental Absorption and Transit (TCAT™) model in GastroPlus. This project contributed substantially to improvements in the program, specifically directed toward the predictions of local exposure within the skin layer following topical administration of various chemicals. In September 2018, we were awarded another funded RCA by the FDA to integrate drug product quality attributes into the mechanistic TCAT™ model in GastroPlus. This grant award focuses on the incorporation of drug product quality attributes into PBPK models developed for dermatological topical dosage forms and transdermal delivery systems.

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

Oral absorption – Advanced Compartmental Absorption and Transit (ACAT™) model: in November 2019, we entered a new funded collaboration with a large pharmaceutical company to modify the mechanistic ACAT™ model in GastroPlus to support gastrointestinal disease research. This collaboration will enhance and advance understanding of local drug disposition in gut tissue and improve the accuracy of drug concentration predictions to assist with the development of new therapies for gastrointestinal diseases.

Unfunded research collaborations: in addition to the active funded efforts with the FDA and industry described above, we also have two unfunded RCAs with the FDA: one with the Office of Generic Drugs (OGD) that began in 2014, and one announced in July 2019 with the Center for Veterinary Medicine (CVM). With OGD, the objective is directed toward the FDA’s evaluation of mechanistic IVIVCs (in vitro-in vivo correlations) to determine whether a mechanistic absorption modeling (MAM) can relate laboratory (in vitro) dissolution experiment results to the behavior of dosage forms in humans and animals (in vivo) better than traditional empirical methods. With CVM, the objective is to use GastroPlus, with in vitro and in vivo data, to investigate how bioequivalence (BE) of non-systemically absorbed products can be evaluated in canines without the need for clinical endpoint trials.

In October 2020, through a joint proposal with the St. Louis College of Pharmacy at University of Health Sciences and Pharmacy in St. Louis, we were awarded a new funded cooperative agreement from the FDA to establish novel in vitro/in silico models for the oral cavity route of administration in GastroPlus to accelerate pharmaceutical research and regulatory assessment of innovative and generic drug products delivered intraorally.

DDDPlus™

DDDPlus mechanistically simulates in vitro (laboratory) experiments that measure the rate of dissolution of a drug as well as, if desired, the additives (excipients) in a particular dosage form (e.g., powder, tablet, capsule, or injectable solids) under a variety of experimental conditions. This unique software program is used by formulation scientists in industry and the FDA to: (1) understand the physical mechanisms affecting the disintegration and dissolution rates of various formulations, (2) reduce the number of cut-and-try attempts to design new drug formulations, (3) design in vitro dissolution experiments to better mimic in vivo (animal and human) conditions, and (4) justify product specifications. Version 6.0 of DDDPlus was released in January 2019 and offered a series of new capabilities, including:

•	simulation of the in vitro dissolution of long-acting injectable dosage forms (funded by an FDA grant supporting GastroPlus development)
•	simulation of the in vitro dissolution of controlled release bead formulations
•	new simulation of artificial stomach-duodenum (ASD) experiments
•	ability to fit models from precipitation experiments
•	new dissolution apparatus models
•	improved output reporting

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

In vitro transdermal model: as part of the RCA awarded by the FDA in September 2018 to improve the TCAT model in GastroPlus, we developed a novel simulation tool to analyze data from in vitro skin penetration studies to better inform in vivo predictions within GastroPlus.

PKPlus™

The standalone PKPlus program, originally based on the internal PKPlus Module in GastroPlus that has been available since 2000, provides the full level of functionality needed by pharmaceutical industry scientists to perform the analyses and generate the outputs needed to fully satisfy regulatory agency requirements for noncompartmental analysis (NCA) and provides limited support for compartmental PK modeling.

PKPlus version 2.5 was released in July 2019. This version incorporated a wide variety of requested features from current users, including:

•	Import CDISC SEND packages with PC domain as source data

•	Improved command-line functionality

•	64-bit system optimization for improved performance

•	Streamlined auto-reports

•	Additional workflow refinements

Automated PK/TK data analysis: in November 2019, we entered a new funded collaboration with a large pharmaceutical company to enhance PKPlus. Following a rigorous evaluation of multiple commercial offerings, our partner selected PKPlus as the pharmacokinetics/toxicokinetic (PK/TK) modeling program to support the internal data platform that connects their global teams. Our objectives for this project are to design the next-generation engine that automates the import and mapping of data, selection of calculation templates, and generation of reports within a streamlined, validated system.

ADMET Predictor®

ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a top-ranked, chemistry-based computer program that takes molecular structures (i.e., drawings of molecules represented in various formats) as inputs and uses machine learning technology to predict approximately 175 different properties for them at an average rate of over 200,000 compounds per hour on a modern laptop computer. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, as well as to generate estimates of unknown properties for molecules that have been synthesized, but for which only a limited number of experimental properties have been measured. Thus, a chemist can assess the likely success of a large number of existing molecules in a company’s chemical library, as well as molecules that have never been made, by providing only their molecular structures, either by drawing them using a tool such as our MedChem Designer software, or by automatically generating large numbers of molecules using various computer algorithms, including those embedded in our MedChem Studio™ Module.

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

MedChem Designer™

MedChem Designer was initially a molecule-drawing program, or “sketcher”, but now has capabilities far exceeding those of other molecule-drawing programs because of its integration with ADMET Predictor. We provide MedChem Designer for free because we believe that in the long run it will help to increase demand for ADMET Predictor. Over 34,000 copies of MedChem Designer have been downloaded by scientists around the world to date. Our free version includes a small set of ADMET Predictor’s best-in-class property predictions, allowing the chemist to modify molecular structures and then see a few key properties very quickly. When used with a license for ADMET Predictor, MedChem Designer becomes a de novo molecule design tool. With it, a researcher can draw one or more molecular structures, then click on the ADMET Predictor icon and have approximately 175 properties for each structure calculated in seconds, including our proprietary ADMET Risk™ index which provides a single number that instantly compares the effects of different structural changes in many dimensions. Researchers can also click on an icon to generate the likely metabolites of a molecule and then predict all the properties of those metabolites from ADMET Predictor, including each of their ADMET Risk scores.

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

New versions of KIWI are released on a regular basis. KIWI Version 2 was released in December 2017, KIWI 3 was released in August 2018, and KIWI 4 was released in June 2019. In fiscal year 2020, we have:

•	further improved the visualization tools,

•	introduced kiwiConnect, an R-based API to improve interaction and interconnectivity between R and KIWI, and

•	completed a major update to the Oracle database infrastructure, including new hardware, additional storage, and increased bandwidth.

DILIsym

The DILIsym software is a quantitative systems pharmacology (QSP) program that has been in development since 2011. QSP software models are based on the fundamental understanding of complex biological pathways, disease processes, and drug mechanisms of action, integrating information from experiments and forming hypotheses for the next experimental model. DILIsym deals with the propensity for some drug molecules to induce temporary or permanent changes in biological functions within liver cells (hepatocytes) that can result in damage to the liver (i.e., drug-induced liver injury or DILI).

Version 8A of the DILIsym software was released in January of 2019. This version is delivered as a secure executable file that incorporates new proprietary code enabling tighter integration with our GastroPlus PBPK software. A number of important new capabilities were added, including new exemplar compounds, new biomarkers, and new mechanisms of DILI. DILIsym version X is expected to be released in late Fall of 2020. DILIsym X will be a completely refactored, much faster, and more user-friendly software tool.

NAFLDsym

Where DILIsym is used to investigate the likelihood that a known drug molecule would cause injury to the liver, NAFLDsym is concerned with a liver that is already diseased (NAFLD/NASH) by excess fat, fibrosis, and inflammation, and investigates the likelihood that various molecules might provide therapeutic benefits to treat or cure the disease. DILIsym can be considered a “shrink wrap” software product, usable across many companies and drug development projects. NAFLDsym, on the other hand, requires modification for each of a number of different mechanisms of action that potential new drug compounds could use to treat the disease, and so is a customized tool used in consulting projects for each new client project. NAFLDsym version 2A was released in the summer of 2019 for licensing and consulting use. The software now includes the three most important components of NAFLD/NASH: steatosis, inflammation, and fibrosis, along with a host of other important updates.

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

Monolix Suite

The Monolix Suite is a unique solution for modeling and simulation for pharmaceutical companies, biotechs, and hospitals. It supports nonparametric analyses, population PKPD analyses and modeling, and clinical trial simulation. The extended MonolixSuite contains three main products: Monolix, Simulx, and PKanalix. These products are interconnected and interoperable, i.e., the user can go from one application to another one without changing anything in terms of data set or of biological models.

The products are used by many pharmaceutical companies across the globe at each step of drug development, from preclinical to first-in-human, clinical, and post approval. These products are well established in the research and drug development communities and have been accepted by most regulatory agencies.

Lixoft's technologies come from an eight-year research program in modeling and biostatistics led by Inria and sponsored by the pharmaceutical industry. The extended MonolixSuite was developed in view of the increasing importance of pharmacometrics experts in drug development, taking a modeling project from the first data exploration up to clinical trial simulations.

Monolix

Monolix (Nonlinear mixed-effects models or “MOdèles NOn LInéaires à effets miXtes” in French) is a platform of reference for model-based drug development. It combines the most advanced algorithms with unique ease of use. Pharmacometricians of preclinical and clinical groups can rely on Monolix for population analysis and to model PK/PD and other complex biochemical and physiological processes. Monolix is an easy, fast, and powerful tool for parameter estimation in nonlinear mixed-effects models, model diagnosis and assessment, and advanced graphical representation.

Simulx

Simulx is a powerful and flexible simulator for clinical trial pharmacometrics that runs on top of the Lixoft simulation engine. It allows simulation of any type of model output (continuous, event, categorical…). It directly connects with Monolix for seamless modeling and simulation, or can be used as a standalone application to simulate a new model. Potential applications include comparison of different trial designs, extrapolation to different populations, non-adherence to treatment, optimal dosing, and dose individualization after therapeutic drug monitoring.

Simulx is currently available via the comprehensive R package mlxR. Starting with the 2020 version, it will have a user interface to easily define groups of simulations as well as simulation outcomes to compare.

PKanalix

PKanalix performs analysis on PK data sets. Several analyses are performed including:

•	noncompartmental analysis (NCA),
•	compartmental analysis (CA) consisting in finding parameters of a model representing the PK as the dynamics in compartments for each individual. Notice that this compartmental analysis does not include population analysis that could be performed in Monolix.

PKanalix provides a clear user interface with a simple workflow to perform NCA and CA analysis in an efficient way.

Consulting Services

Our scientists and engineers have extensive expertise in drug absorption via various dosing routes (oral, intravenous, subcutaneous, intramuscular, ocular, nasal/pulmonary, and dermal), pharmacokinetics, pharmacodynamics, drug-drug interactions and others related to the drug development process. They have attended over 200 scientific meetings worldwide in the past four years, often speaking and presenting. We conduct contracted consulting studies for large customers (including many of the top twenty global pharmaceutical companies) who have particularly complex problems and who recognize our expertise in solving them, as well as for smaller customers who prefer to have studies run by our scientists rather than to license our software and train someone to use it. The demand for our consulting services has been steadily increasing, and we have expanded our consulting teams to meet the increased workload.

We have a reputation for high-quality analyses and regulatory reporting of data collected during preclinical experiments as well as clinical trials of new and existing pharmaceutical products, typically working on 80-100 drug projects per year. Traditionally, model-based analysis of clinical trial data was different from the modeling analysis offered by GastroPlus or our quantitative systems toxicology/pharmacology software (DILIsym and NAFLDsym); the former relied more on statistical and semi-mechanistic models, whereas the latter is based on very detailed mechanistic models. Statistical models rely on direct observation and mathematical equations that are used to fit data collected across multiple studies along with describing the variability within and between patients. Mechanistic models are based on a detailed understanding of the human body and the chemistry of the drug and involve deep mathematical and scientific representation of the phenomena involved in drug dissolution/precipitation, absorption, distribution, metabolism, and elimination. Collectively, the models support safety and efficacy decisions, first-in-human estimations, formulation optimization, and drug-drug interaction assessments. Beginning in 2014, the FDA and other regulatory agencies began to emphasize the need to encourage mechanistic PBPK modeling and simulation in clinical pharmacology, with final guidance documents completed in 2018, and we have seen the benefit of having our clinical pharmacology teams across all three divisions working together to achieve this goal. To date, there have been approximately 40 approved drug products on the market today whose submissions were informed by results from GastroPlus.

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

To date, we have developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. These arrangements at times have required that we pay royalties to third parties. We intend to continue to license or otherwise acquire technology or products from third parties when it makes business sense to do so.

MARKETING AND DISTRIBUTION

We distribute our products and offer our services throughout the world.

We market our pharmaceutical software and consulting services through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, our website, and various communication channels to our database of prospects and customers. At various scientific meetings around the world each year there are numerous presentations and posters reporting research that was performed using our software. Many of these presentations are from industry and FDA scientists; some are from our staff. Numerous peer-reviewed scientific journal articles are published, and conference presentations delivered, each year using our software, mostly by our customers, further supporting its use in a wide range of preclinical and clinical studies.

Our sales and marketing efforts are handled primarily internally by sales and marketing staff and with our scientific team and several senior management staff assisting our marketing and sales staff with trade shows, seminars, and customer trainings both online and on-site. We also have independent distributors in Japan, China, India, and Korea who sell and market our products with support from our scientists and engineers.

We provide support to the GastroPlus User Group in Japan, which was organized by Japanese researchers in 2009. In early 2013, a group of scientists in Europe and North America organized another GastroPlus User Group following the example set in Japan. Over 1,000 members have joined this group to date. We support this group through coordination of online meetings each month and managing the user group website for exchange of information among members. These user groups provide us valuable feedback with respect to desired new features and suggested interface changes.

PRODUCTION

Our pharmaceutical software products are designed and developed by our development teams managed out of offices in California, North Carolina (Research Triangle Park), New York (Buffalo), and Paris, France. We also employ people who are able to work remotely using collaboration software. Our products and services are delivered electronically.

COMPETITION

In our pharmaceutical software and services business, we compete against a number of established companies that provide screening, testing, and research services, and products that are not based on simulation software. There are also software companies whose products do not compete directly with, but are sometimes closely related to, ours. Our competitors in this field include some companies with financial, personnel, research, and marketing resources that are larger than ours. Our flagship product, GastroPlus, is a leading commercial PBPK modeling platform and has one significant competitor; others could be developed over time, but with the high barrier to entry, it would be difficult to validate new software to levels required to support regulatory submissions. Our PKPlus software product competes with one major and a few minor software programs. MedChem Studio, MedChem Designer, and ADMET Predictor/ADMET Modeler operate in a more competitive environment. Several other companies presently offer simulation or modeling software, or simulation-software-based services, to the pharmaceutical industry. Lixoft’s Monolix Suite competes with a few established software products offered within the pharmaceutical software industry. We believe DILIsym and NAFLDsym enjoy a unique market position, with no significant competition.

Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staffs and through outsourcing. Smaller companies generally need to outsource a greater percentage of this effort. Thus, we compete not only with other software suppliers and scientific consulting service providers, but also with the in-house development and scientific consulting teams at some of the larger pharmaceutical companies.

Although competitive products exist, both new licenses and license renewals for our software products have continued to grow. We believe that we enjoy a dominant market share in this segment. We believe our GastroPlus, ADMET Predictor/ADMET Modeler, MedChem Studio, MedChem Designer, DDDPlus, MembranePlus, PKPlus, KIWI, DILIsym, NAFLDsym and Monolix Suite software offerings are each unique in their combination of capabilities and remain a focus of our marketing strategy.

Based on our technical knowledge and expertise, the Company is strategically placed to offer modeling and simulation consulting services to companies. Our clients seek out our services for multiple reasons: (1) to acquire scientific, therapeutic-area-related modeling expertise that they do not have in-house, (2) to address a need for modeling and simulation efforts beyond the capacity of in-house resources, (3) to fulfill their modeling requirements more efficiently than they could do in-house, and (4) to utilize our software when they do not have the in-house expertise to do so. We apply our software and assist companies in such areas as: physiologically based pharmacokinetic modeling (PBPK), pharmacokinetic/pharmacodynamic (PK/PD) data analysis; and quantitative systems pharmacology/toxicology (QSP/T). We compete against numerous service providers, ranging from departments within large contract research organizations (CROs) to independent consulting organizations of various sizes as well as individual consultants.

We believe the key factors in our ability to successfully compete in this field are our ability to: (1) continue to invest in research and development, and develop and support industry-leading simulation and modeling software and related products and services, (2) develop and maintain a proprietary database of results of physical experiments that serve as a basis for simulated studies and empirical models, (3) continue to attract and retain a highly skilled scientific and engineering team, (4) aggressively promote our products and services to our global market, and (5) develop and maintain relationships with research and development departments of pharmaceutical companies, universities, and government agencies.

In addition, we actively seek strategic acquisitions to expand both our pharmaceutical software and services business.

TRAINING AND TECHNICAL SUPPORT

Customer training and technical support are important factors in customer satisfaction for our pharmaceutical products, and we believe we are an industry leader in providing strong customer training and technical support in our business areas. We provide in-house seminars at customers’ and potential customers’ sites, as well at selected universities to train students who will soon be industry scientists. These seminars often serve as initial training in the event the potential customer decides to license or evaluate our software. Technical support is provided after the sale of any software in the form of on-site training (at the customer’s expense), web meetings and telephone, fax, and e-mail assistance to the customer’s users during the customer’s license period.

We provide free telephone, e-mail, and web-based support for all of our pharmaceutical software products worldwide from our offices in the United States. Technical support for pharmaceutical software is provided by our life sciences teams and our inside sales and support staff. Technical support for pharmaceutical software products is generally minimal, averaging a few person-hours per product sale.

RESEARCH AND DEVELOPMENT

Research and development (R&D) activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to Be Sold Leased, or Marketed”. R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, laboratory testing, and R&D consulting, were approximately $5,328,000 during fiscal year 2020, of which $2,353,000 was capitalized. R&D expenditures were approximately $4,268,000 during fiscal year 2019, of which $1,768,000 was capitalized. R&D expenditures during fiscal year 2018 were approximately $3,936,000 of which $2,145,000 was capitalized.

CUSTOMERS

Our customers include large, medium-sized, and smaller biotech and pharmaceutical companies, universities, and regulatory agencies and other government organizations. We concentrate on serving the needs of our customers in drug discovery, development, clinical trials, and post-patent generic formulation development. Our current customer base is highly fragmented; in 2020 three of our customers were each 9%, 7% and 7% of our revenues. With those exceptions, no other customers made up more than 9% of our revenues in the last 3 years.

SEASONALITY

We have traditionally experienced seasonal revenue weakness during our fiscal fourth quarter (June-August) due to summer vacations and reduced activities at our customers’ sites. Our net sales figures for any quarter are not necessarily indicative of sales for any future period; our pharmaceutical software is typically licensed on an annual basis which means renewal revenues are usually recognized in the same quarter year after year. In recent years as we have grown revenues, we have seen a bit of flattening from quarter to quarter and we have reported seasonally higher revenue in our second and third quarters. This is due to pharmaceutical industry buying patterns as well as our revenue recognition policies for software, consulting service slowdowns due to vacations, and lower customer and employee conference attendance in those periods.

ENVIRONMENTAL MATTERS

We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings, or competitive position with respect to any of our operations.

HUMAN CAPITAL RESOURCES

As of August 31, 2020, Simulations Plus and its subsidiaries Cognigen Corporation, DILIsym, and Lixoft, employed a total of 137 persons, including 129 full-time employees and 8 part-time employees, consisting of 95 in scientific, technical, and research and development, 8 in marketing and sales, and 34 in administration and accounting. Currently 73 employees hold PhDs. (including PharmDs) in their respective science or engineering disciplines, and 26 employees hold one or more Master’s degrees. Most of the senior management team and all of the members of our Board of Directors hold graduate degrees.

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. We continue to seek additions to our science and technical staff, although the competition for such personnel in the pharmaceutical industry is intense. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

EFFECT OF GOVERNMENT REGULATIONS

The Company believes that its operations are substantially in compliance with all applicable laws and regulations, and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located. Laws and government regulations are subject to change and interpretation. Our pharmaceutical software products are tools used in research and development and are neither approved nor approvable by the FDA or other government agencies.

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

Certain Risks Related to Our Business

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. COVID-19 poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The governors of California (where our headquarters is located) and over forty other states, as well as mayors of many cities, ordered their residents to cease traveling to nonessential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible. If the current economic conditions worsen or last for an extended period of time, we may be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business.

We have undertaken several measures in an effort to mitigate the spread of COVID-19, including adjusting our business practices to combat the effects by restricting employee travel, closing our offices in compliance with local guidelines and, when reopened, implementing social distancing at our office locations and additional sanitary measures. There have been no reductions in the workforce as a result of COVID-19. During the last half of fiscal year 2020, software renewal revenue and services revenues generated primarily from contracts signed prior to the effects of the pandemic have not been materially impacted. Revenue from new software licenses and new service contracts has been negatively impacted with our clients’ increased focus on opportunities to address COVID-19 mitigation efforts and shift away from other therapeutic areas.

While the COVID-19 pandemic has not materially adversely affected our business operations as of the date of this annual report, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and adversely impact our business, financial condition, or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak further impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Certain Risks Related to Our Marketplace and Environment

Our ability to sustain or increase revenues will depend upon our success in entering new markets, continuing to increase our customer base, and in deriving additional revenues from our existing customers.

Our products are currently used primarily by modeling and simulation specialists in pharmaceutical, biotechnology, agrotechnology, cosmetics, and government research organizations. One component of our overall business strategy is to derive more revenues from our existing customers by expanding their use of our products and services. Such strategy would have our customers utilize our scientific informatics platforms and our tools and components to leverage vast amounts of information stored in both corporate databases and public data sources in order to make informed scientific and business decisions during the research and development process. In addition, we seek to expand into new markets, and new areas within our existing markets, by acquiring businesses in these markets, attracting and retaining personnel knowledgeable in these markets, identifying the needs of these markets, and developing marketing programs to address these needs. If successfully implemented, these strategies would increase the usage of our software and services by pharmacologists or pharmacometricians operating within our existing pharmaceutical, biotechnology, and chemical customers, as well as by new customers in other industries. However, if our strategies are not successfully implemented, our products and services may not achieve market acceptance or penetration in targeted new departments within our existing customers or in new industries. As a result, we may incur additional costs and expend additional resources without being able to sustain or increase revenue.

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

Our pharmaceutical and biotechnology customers' demand for our products is impacted by continued demand for their products and by our customers' research and development costs. Demand for our customers' products could decline, and prices charged by our customers for their products may decline, as a result of increasing competition, including competition from companies manufacturing generic drugs. In addition, our customers' expenses could continue to increase as a result of increasing costs of complying with government regulations and other factors. A decrease in demand for our customers' products, pricing pressures associated with the sales of these products, and additional costs associated with product development, could cause our customers to reduce research and development expenditures. Although our products increase productivity and reduce costs in many areas, because our products and services depend on such research and development expenditures, our revenues may be significantly reduced.

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

We face strong competition in the life science market for modeling and simulation software and for cheminformatics products.

The market for our modeling and simulation software products for the life science market is intensely competitive. We currently face competition from other scientific software providers, larger technology and solutions companies, in-house development by our customers and academic and government institutions, and the open-source community. Some of our competitors and potential competitors have longer operating histories in certain segments of our industry than we do and could have greater financial, technical, marketing, research and development, and other resources. Many of our competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on these markets. Some offerings that compete with our products are developed and made available at lower cost by government organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge. We could also face competition from open-source software initiatives, in which developers provide software and intellectual property free over the Internet. In addition, some of our customers spend significant internal resources in order to develop their own software. Moreover, we intend to leverage our scientific informatics platform in order to enable our customers to more effectively utilize the vast amounts of information stored in both their databases and public data sources in order to make informed scientific and business decisions during the research and development process. This strategy could lead to competition from much larger companies that provide general data storage and management software. There can be no assurance that our current or potential competitors will not develop products, services, or technologies that are comparable to, superior to, or render obsolete, the products, services, and technologies we offer. There can be no assurance that our competitors will not adapt more quickly than we to technological advances and customer demands, thereby increasing such competitors' market share relative to ours. Any material decrease in demand for our technologies or services may have a material adverse effect on our business, financial condition, and results of operations.

We are subject to pricing pressures in some of the markets we serve.

The market for modeling and simulation products for the life science industry is intensely competitive. Although the average price of our software licenses has increased slightly or remained relatively constant for fiscal years 2018, 2019, and 2020, we may experience a decline in the future. In response to increased competition and general adverse economic conditions in this market, we may be required to modify our pricing practices. Changes in our pricing model could adversely affect our revenues and earnings.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities.

Our research and development operations and administrative functions are primarily conducted at our facilities in Lancaster, California, Buffalo, New York, Paris, France and Research Triangle Park, North Carolina. Although we have contingency plans in effect for natural disasters or other catastrophic events, the occurrence of such events could still disrupt our operations. For example, our Lancaster, California facility is located in a state that is particularly susceptible to earthquakes. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

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

Impairment of goodwill or intangible assets may adversely impact future results of operations.

We have intangible assets, including goodwill, capitalized computer software development costs, intellectual property, and other intangible assets, on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, input from accredited valuation consultants, reviews of projected future income cash flows, and statutory regulations. The use of alternative estimates and assumptions might have increased or decreased the estimated fair value of our goodwill and intangible assets that could potentially result in a different impact to our results of operations. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill or intangibles. To the extent goodwill or intangibles are impaired, their carrying value will be written down to its implied fair value and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of August 31, 2020 and August 31, 2019, the carrying amount of goodwill and intangibles was $37,914,808 and $23,653,183, respectively, on our consolidated balance sheet.

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

We derive a significant portion of our total revenue from our operations in international markets. During the years ended August 31, 2020, 2019 and 2018, 29%, 34% and 39% respectively, of our total revenue was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts and terrorist acts, throughout the world may interfere with our or our customers' activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees, distributors, and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

We update our software on a regular basis and in the process of refactoring our software programs. In doing so, we face the possibility that existing users will find the software unacceptable, or new users may not be as interested as they have been in the past versions. Translation errors might introduce new software bugs that will not be caught.

The drug discovery and development industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.

The drug discovery and development industry has a history of patent and other intellectual property litigation and these lawsuits will likely continue. Accordingly, we face potential patent infringement suits by companies that have patents for similar products and methods used in business or other suits alleging infringement of their intellectual property rights. Legal proceedings relating to intellectual property could be expensive, take significant time, and divert management's attention from other business concerns, whether we win or lose. If we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use technology on unfavorable terms.

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

On March 31, 2020 we established a line of credit with a bank in the amount of $3,500,000 and, to date, we have not accessed the line. Prior to the establishment of the line we have not had any borrowed debt and have no need to do so to fund normal operations in the foreseeable future. Should circumstances require us to incur additional debt and a lender could not be found to provide that debt, this could have a significant adverse effect on our business, including making it more difficult for us to obtain financing on favorable terms, limiting our ability to capitalize on significant business opportunities, and making us more vulnerable to rising interest rates.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business.

Our success depends to a significant extent on the continued services of our senior management and other members of management. We have employment agreements with our CEO and division presidents that range from one to three years. If our CEO, our division presidents, or other members of senior management do not continue in their present positions, our business may suffer. Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific and technical and managerial personnel. While we have a strong record of employee retention, there is still significant competition for qualified personnel in the software, pharmaceutical, and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner, could harm our business.

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

We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock. Our results of operations in any quarter or annual period have varied in the past and may vary from quarter to quarter or year to year and are influenced by such factors as:

•	changes in the general global economy;
•	the number and scope of ongoing client engagements; the commencement, postponement, delay, progress, completion, or cancellation of client contracts in the quarter;
•	changes in customer budget cycles;
•	the number and scope of ongoing client engagements;
•	the commencement, postponement, delay, progress, completion, or cancellation of client contracts in the quarter;
•	changes in the mix of our products and services;
•	competitive pricing pressures;
•	the extent of cost overruns;
•	buying patterns of our clients;
•	budget cycles of our clients;
•	the effect of potential acquisitions and consequent integration;
•	the timing of new product releases by us or our competitors;
•	general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers’ access to capital;
•	changes in tax laws, rules, regulations, and tax rates in the locations in which we operate;
•	the timing and charges associated with completed acquisitions and other events;
•	the financial performance of our investments; and
•	exchange rate fluctuations.

We derive a significant percentage of our revenues from a concentrated group of customers and the loss of more than one of our major customers could materially and adversely affect our business, results of operations or financial condition.

Three customers accounted for 9%, 7% and 7% (a dealer account in Japan representing various customers) of net sales for fiscal year 2020. Three customers accounted for 8%, 8% and 7% (a dealer account in Japan representing various customers) of net sales for fiscal year 2019. Four customers accounted for 9% (a dealer account in Japan representing various customers), 7%, 6% and 5% of net sales for fiscal year 2018. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations, or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.

We conduct business outside the US, which exposes us to foreign currency exchange rate risk, and could have a negative impact on our financial results.

We operate on a global basis. In the three years ended August 31, 2020, 2019 and 2018, we had sales of $4,961,000, $4,148,000, and $3,574,000, respectively, denominated in foreign currency in certain Asian markets. In 2020 we expanded our operations in Europe with the addition of Lixoft in Paris, France.

As we continue to increase our international operations, our sales and expenditures in foreign currencies are expected to become more material and subject to greater foreign currency exchange rate fluctuations. Also, our foreign distributors typically sell our products in local currency, which impacts the price to foreign consumers. One of our subsidiaries operates with their local currency as their functional currency. Future foreign currency exchange rate fluctuations and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, profit margins, and results of operations, when converted to US dollars. Changes in the value of the US dollar relative to other currencies could result in material foreign currency exchange rate fluctuations and, as a result, our net earnings could be materially adversely affected.

As we continue to expand international operations and increase purchases and sales in foreign currencies, we may utilize derivative instruments, as needed, to hedge our foreign currency exchange rate risk. Our hedging strategies will depend on our forecasts of sales, expenses, and cash flows, which are inherently subject to inaccuracies. Foreign currency exchange rate hedges, transactions, re-measurements, or translations could materially impact our consolidated financial statements.

A significant portion of our operating expenses is relatively fixed and planned expenditures are based in part on expectations regarding future revenues.

Accordingly, unexpected revenue shortfalls may decrease our gross margins and could cause significant changes in our operating results from year to year. As a result, in future quarters, our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including clinical data, financial information, and other sensitive information relating to our customers, company, and workforce. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems (including, among other methods, cyber- attacks or social engineering) that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information, or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.

Any failure by us to properly protect customer data we possess or are deemed to possess, in connection with the conduct of clinical trials, could subject us to significant liability.

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

Substantially all of the computer hardware necessary to deliver our CRO and KIWI solutions is located at our internal hosting facility in Buffalo, New York. In addition to our dedicated hosting facility, we utilize third-party cloud computing services from Amazon Web Services ("AWS") to help us efficiently scale our cloud-based solutions and provide training. Because we cannot easily switch our AWS-serviced operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations, and our business would be adversely impacted. Our systems and operations or those of AWS could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war, and similar events. The occurrence of a natural disaster, an act of terrorism or other unanticipated problems at our or AWS' hosting facilities could result in lengthy interruptions in our service. Although we and AWS maintain backup facilities and disaster recovery services in the event of a system failure, these may be insufficient or fail. Any system failure, including network, software, or hardware failure, that causes an interruption in our Buffalo data center or our use of AWS,or that causes a decrease in responsiveness of our cloud-based solutions, could damage our reputation and cause us to lose customers, which could harm our business and results of operations. Our business may be harmed if our customers and potential customers believe our service is unreliable.

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

Some of our software solutions utilize software covered by open-source licenses. Open-source software is typically freely accessible, usable and modifiable, and is used by our development team in an effort to reduce development costs and speed up the development process. Certain open-source software licenses require a user who intends to distribute the open-source software as a component of the user's software to disclose publicly part or all of the source code to the user's software. In addition, certain open-source software licenses require the user of such software to make any derivative works of the open-source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open-source license terms. While we monitor the use of all open-source software in our products, processes, and technology and try to ensure that no open-source software is used in such a way as to require us to disclose or make available the source code to the related product or solution, such use could inadvertently occur. This could harm our intellectual property position and have a material adverse effect on our business.

We may be unable to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights.

Our success is heavily dependent upon our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, noncompetition, and assignment-of-inventions agreements. The steps we take to protect these rights may not be adequate to prevent misappropriation of our technology by third parties, or may not be adequate under the laws of some foreign countries, which may not protect our intellectual property rights to the same extent as do the laws of the United States. Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation, and agreement terms that address noncompetition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. In addition, there remains the possibility that others will “reverse engineer” our products in order to introduce competing products, or that others will develop competing technology independently. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, results of operations or financial condition.

Current and future litigation against us, which may arise in the ordinary course of our business, could be costly and time-consuming to defend.

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

Our business depends on the clinical trial market, and a downturn in this market could cause our revenues to decrease.

Our business depends on clinical trials conducted or sponsored by pharmaceutical, biotechnology, and medical device companies, CROs, and other entities. Our revenues may decline as a result of conditions affecting these industries, including general economic downturns, increased consolidation, decreased competition, or fewer products under development. Other developments that may affect these industries and harm our operating results include product liability claims, changes in government regulation, changes in governmental price controls or third-party reimbursement practices, and changes in medical practices. Disruptions in the world credit and equity markets may also result in a global downturn in spending on research and development and clinical trials and may impact our customers’ access to capital and their ability to pay for our solutions. Any decrease in research and development expenditures or in the size, scope, or frequency of clinical trials could materially adversely affect our business, results of operations, or financial condition.

As a public company, we are obligated to maintain proper and effective internal control over financial reporting. As our business expands both organically and through acquisitions, we may be unable to effectively adapt our current systems to our changing business needs and may fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting which could impair our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a company, we continually review and evaluate the adequacy of our disclosure controls and procedures and internal controls over financial reporting for deficiencies and improvements.

As we expand our operations through acquisitions and organic growth, our current systems for disclosure controls and procedures and internal control over financial reporting may be inadequate to meet our growing and changing business. Accordingly, we may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. In addition, we may need to hire more employees in the future or engage outside consultants with respect to developing and maintaining our disclosure controls and internal control over financial reporting, which would increase our costs and expenses.

In addition, as a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud.  As a result of the growth of our business both organically and through acquisitions, we may fail to implement required new or improved controls, or experience difficulties in their implementation, which may cause us to not meet our reporting obligations. If we or our independent registered public accounting firm were to identify a material weakness, if we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation by the SEC.

As a public company, we may incur significant administrative workload and expenses in connection with new and changing compliance requirements.

As a public company with common stock listed on The Nasdaq Capital Market, we must comply with various laws, regulations and requirements. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, the Dodd-Frank Act, and rules adopted by the SEC and by The Nasdaq Capital Market, may result in increased general and administrative expenses and a diversion of management's time and attention as we respond to new requirements.

Certain Risks Related to Ownership of Our Common Stock

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

The price of our common stock may fluctuate significantly, and investors could lose all or part of their investments.

Shares of our common stock were sold in our initial public offering ("IPO") in 1996 at a price of $1.25 per share (on a post-split basis), and our common stock has subsequently traded as high as $73.58 and as low as $0.38 from our IPO through August 31, 2020. However, an active, liquid, and orderly market for our common stock on The Nasdaq Capital Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

The price of our common stock may be volatile, and our stockholders may not be able to resell shares of our common stock at or above the price they paid.

The trading price of our common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	achievement of expected software product and consulting service sales and profitability, including the effects of seasonality on our results of operations, as well as adjustments to our sales forecasts;

•	the ongoing COVID-19 pandemic, see “—Certain Risks Related to our Business—Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.”

•	announcements of new products by us or our competitors;

•	announcements or developments in any intellectual property infringement actions in which we may become involved;

•	our operating results;

•	results from, or any delays in, clinical trial programs of our clients and their need for our services;

•	changes or developments in laws or regulations applicable to our products;

•	consolidation within the pharmaceutical and biotechnology industries leading to fewer potential customers for our products and services;
•	delays in the release of new or enhanced products or services or undetected errors in our products or services may result in increased cost to us, delayed market acceptance of our products, and delayed or lost revenue;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain, or sales and marketing activities;

•	the success of our efforts to acquire or develop additional products;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	actual or anticipated fluctuations in our operating results;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors, or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets, including as a result of volatility related to the recent coronavirus outbreak and related health concerns; and

•	the loss of any of our key scientific or management personnel.

Broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

If securities or industry analysts issue an adverse or misleading opinion regarding our stock, or our inclusion in the S&P 600 discontinues, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business as well as the stock indices that our common stock is included in. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, or if the S&P 600 removes us from its index, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We may raise capital through the issuance of our common stock, convertible debt or equity linked securities which could result in dilution to our stockholders or negatively impact the price of our common stock.

In August 2020 we issued 2,090,909 shares of our common stock in a follow-on public offering. We may choose to raise additional capital due to market conditions or strategic considerations. To the extent that additional capital is raised through the sale of equity, convertible debt or other equity linked securities, the issuance of these securities could result in dilution to our stockholders or result in downward pressure on the price of our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We lease approximately 13,500 square feet of office space in Lancaster, California. The original lease had a five-year term with two, three-year options to extend. The initial five-year term expired in February 2011, and we extended the lease to February 2, 2014. In June 2013, the lease was amended to extend the term to February 2, 2017. The amended lease also provides for an annual base rent increase of 3% per year and two, two-year options to extend. In May 2016 the Company exercised two, two-year options extending the term of the lease through February 2, 2021 at a fixed rate of $25,000 per month. The new extension agreement gives the Company the right, upon 90 days’ prior notice, to terminate the lease in the last two years of the term upon payment of a recapture payment equal to the 3% base payment increase that would have been due under the original agreement.

Our Buffalo subsidiary leases approximately 12,623 square feet of space in Buffalo, New York. The initial five-year term expired in October 2018 and was renewed for a three-year option to extending it to November 2021. The new base rent is $16,147 per month.

DILIsym leases approximately 2,700 square feet of space in Research Triangle Park, North Carolina. The initial three-year term was due to expire October 2020. An amendment to the initial lease became effective April 1, 2020. This amendment added 686 square feet and extended the term of the lease to September 30, 2023. The new base rent is approximately $7,500 per month with an annual 3% adjustment.

In Paris, France Lixoft leases approximately 2,300 square feet of office space, which as of April 1, 2020, had minimum payments equaling approximately $288,000. The lease is for a 9-year term, with an option to terminate every 3 years, and expires in November of 2024. The rent is $16,555 per quarter and can be adjusted each December based on a consumer price index.

Rent expense, including common area maintenance fees for the fiscal years ended August 31, 2020, 2019 and 2018 was $644,000, $584,000, and $567,000, respectively.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

ITEM 3 – LEGAL PROCEEDINGS

We may become subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business. At this time, however, we are not a party to any legal proceedings and are not aware of pending legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $0.001 per share, trades on the Nasdaq Capital Market under the symbol “SLP.”

Price Range of Common Stock

The following table shows high and low sales prices for the Company’s common stock for each quarter during the past two fiscal years:

	High	Low
FY19:
Quarter ended November 30, 2018	$21.25	$18.04
Quarter ended February 28, 2019	$21.66	$17.18
Quarter ended May 31, 2019	$27.33	$19.74
Quarter ended August 31, 2019	$41.95	$24.08
FY20:
Quarter ended November 30, 2019	$38.32	$31.53
Quarter ended February 29, 2020	$40.22	$27.71
Quarter ended May 31, 2020	$52.73	$26.00
Quarter ended August 31, 2020	$73.58	$46.77

Holders

As of November 16, 2020, there were 46 shareholders of record.

Dividends

We paid a total of approximately $4.3 million in cash dividends during fiscal year 2020, and $4.2 million in fiscal year 2019 as set forth in the table below. We expect to pay quarterly dividends of $0.06 per share of common stock each quarter, subject to declaration by our Board of Directors. However, there can be no assurances that our Board of Directors will continue the dividend distributions for any specified number of quarters.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2019	11/01/2018	11/08/2018	17,417,875	$0.06	$1,045,073
	1/25/2019	2/01/2019	17,481,450	$0.06	$1,048,887
	4/24/2019	5/01/2019	17,515,228	$0.06	$1,050,914
	7/25/2019	8/01/2019	17,536,454	$0.06	$1,052,181
2020	10/25/2019	11/01/2019	17,606,314	$0.06	$1,056,379
	1/27/2020	2/03/2020	17,645,639	$0.06	$1,058,740
	4/24/2020	5/01/2020	17,769,134	$0.06	$1,066,148
	7/27/2020	8/03/2020	17,820,057	$0.06	$1,069,203

Shareholder Return Performance Graph

The following graph compares the cumulative total stockholder return on our common stock of a $100 investment from August 31, 2016 through August 31, 2020 assuming reinvestment of dividends, with a similar investment in the Russell 3000 index (the “Russell 3000”) and with the companies listed in the Nasdaq Composite - Total Returns (“IXIC”), and the S&P600 Health Care Equipment & Services Industry Group Index (SP600-3510). The historical information set forth below is not necessarily indicative of future performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Repurchases

There is currently no share repurchase program pending, and the Company has made no repurchases of its securities since fiscal year 2011.

ITEM 6 – SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the fiscal years in the five-year period ended August 31, 2020. We derived the selected consolidated financial data from our audited consolidated financial statements, which should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended August 31,
Statements of operations data	2020[c][d]	2019	2018[b]	2017[a]	2016
Net Revenues	$41,589,084	$33,970,440	$29,666,524	$24,137,913	$19,972,079
Cost of revenues	10,649,230	9,025,704	7,994,228	6,307,800	4,601,513
Gross margin	30,939,854	24,944,736	21,672,296	17,830,113	15,370,566

SG&A expenses	16,360,053	11,796,027	9,583,852	8,198,184	6,693,691
R&D	2,974,623	2,499,980	1,790,656	1,367,645	1,445,069
Total operating expenses	19,334,676	14,296,007	11,374,508	9,565,829	8,138,760

Income from operations	11,605,178	10,648,729	10,297,788	8,264,284	7,231,806

Other income (expense)	(218,129)	(92,253)	(158,846)	(24,017)	4,586

Income from operations before income taxes	11,387,049	10,556,476	10,138,942	8,240,267	7,236,392
Provision for income taxes	(2,054,989)	(1,973,147)	(1,204,130)	(2,452,670)	(2,286,256)
Net Income	$9,332,060	$8,583,329	$8,934,812	$5,787,597	$4,950,136

Earnings per share
Basic	$0.52	$0.49	$0.52	$0.34	$0.29
Diluted	$0.50	$0.48	$0.50	$0.33	$0.29

Weighted-average common shares outstanding
Basic	17,819,064	17,492,258	17,328,707	17,239,490	17,028,566
Diluted	18,538,373	18,057,431	17,860,392	17,515,917	17,209,506

Dividend per common share	$0.24	$0.24	$0.24	$0.20	$0.20
Dividends	$4,250,470	$4,197,055	$4,161,740	$3,448,489	$3,413,274

Other comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	$58,467	$–	$–	$–	$–

	As of August 31,
Balance sheet data at year end	2020	2019	2018	2017	2016

Cash and cash equivalents	$49,207,314	$11,435,499	$9,400,701	$6,215,718	$8,030,284
Net working capital	$123,586,788	$16,381,665	$12,996,901	$10,625,437	$10,574,712
Total assets	$168,421,517	$45,196,697	$43,279,016	$38,512,468	$27,814,317
Total liabilities associated with business and intangible acquisitions	$6,063,833	$1,761,028	$5,890,940	$5,985,516	$1,000,000
Total liabilities	$12,385,572	$7,515,093	$11,356,391	$12,707,581	$5,081,723
Total shareholders’ equity	$156,035,945	$37,681,604	$31,922,625	$25,804,887	$22,732,594

Notes to Five-Year Summary

[a] Effective June 1, 2017, we acquired DILIsym Services, Inc. and incurred approximately $620,000 of acquisition related costs in FY2017.

[b] In FY2018 we posted a $1.5 million deferred tax benefit due to the effect of new tax rates enacted under the Tax Cuts and Jobs Act of 2017.

[c] Effective April, 2020, we acquired Lixoft and incurred approximately $1,416,000 of acquisition-related costs in FY2020.

[d] In August 2020 the company issued 2,090,909 of shares in a follow-on public offering, priced at $55.00 per share. Net proceeds from this offering after underwriting discounts and commissions and other offering expenses were $107.7 million.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes included in this Annual Report on Form 10-K.

Management Overview

Fiscal year 2020 highlights:

•	We acquired Lixoft of Paris, adding the Monolix Suite to our product offerings
•	We completed a follow-on public offering in August 2020; net proceeds from the offering were $107.7 million
•	Entered into several funded collaborations to enhance Gastro Plus to include an intra-articular delivery model, a virtual bioequivalence trial simulator; and expansion of Mechanistic Oral Absorption (ACAT)
•	Entered a funded collaboration with large pharmaceutical company to enhance PKPlus
•	Entered a collaboration agreement with Bayer AG to advance ADMET predictor, improving structure and tautomer handling capabilities supporting data integrity across their discovery platforms
•	Entered into an agreement with a large pharmaceutical company for a new component, a QSP (Quantitative Systems Pharmacology) model focused on treating heart failure, such as can occur after myocardial infarction
•	Entered a collaboration agreement to advance ADMET Predictor software for use within integrated drug discover workflows, by enhancing the HTPK Simulation Model that incorporates PBPK modeling into the partner’s discovery platform to support compound screening activities
•	Received notice of an FDA funded agreement to develop physiologically based pharmacokinetics/pharmacodynamics (PBPK/PD) approaches to support inter species translation for ocular drug delivery in GastroPlus
•	We released Version 4.3 of our KIWI™ Pharmacometric Communication and Collaboration Platform
•	Continued quarterly payment of dividend of 6 cents per share

Fiscal Year 2020 Financial Summary:

•	Consolidated net revenues increased by $7.62 million, or 22.4%, to $42 million in fiscal year 2020 from $34 million in fiscal year 2019
•	Consolidated gross margin increased $6.0 million or 24.0%, to $30.9 million in fiscal year 2020 from $24.9 million in fiscal year 2019
•	Net income from operations increased $956,000, or 9.0%, to $11.6 million in fiscal year 2020 from $10.6 million in fiscal year 2019. Fiscal year 2020 includes one-time acquisition costs of $1.4 million related to Lixoft
•	Net income increased by $749,000, or 8.7%, to $9.33 million in fiscal year 2020 from $8.58 million in fiscal year 2019
•	Diluted earnings per share increased by $0.02 or 4.2% to $0.50 in 2020 from $0.48 in 2019

Strategy Going Forward:

•	Continue to pursue funded and unfunded collaborations in support of improving our products and services
•	Continue our aggressive marketing and sales campaign, including numerous scientific conferences and meetings
•	Continue to expand our use of social media and advertising
•	Continue to expand our sales staff, both in-house and in the field
•	Continue to recruit scientific and other resources to support our product and scientific consulting services
•	Seek accretive acquisitions that complement our existing offerings and expand our markets
•	Expand infrastructure to support corporate growth

Fiscal year 2020 was yet another record year for the Company. We saw increased growth in the midst of a COVID-19 economic environment. We believe the continued growth of our pharmaceutical software and services business is the result of steadily increasing adoption and awareness of the value of simulation and modeling software tools across the pharmaceutical industry, the continuing push by regulatory agencies for increased use of modeling and simulation, and the expertise we offer as consultants to assist companies involved in the research and development of new medicines. We have received a continuing series of study contracts with pharmaceutical companies ranging from several of the largest in the world to a number of medium-sized and smaller companies in the U.S., Europe, and Japan.

In August 2020 we completed a follow-on public offering that will enable an expedited approach to potential acquisitions, continue our research and development activities, and invest in staffing and infrastructure to meet the needs of a wider customer base and the growth of the business.

We do not have any stock repurchase programs currently in place or pending; however, our Board of Directors may consider such programs from time to time.

Results of Operations

FY20 COMPARED WITH FY19

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2020 (FY20) and August 31, 2019 (FY19) (Because of rounding, numbers may not foot.)

	Fiscal year ended
	8/31/20		8/31/19
Net revenues	$41,589	100.00%	$33,970	100.00%
Cost of revenues	10,649	25.6	9,025	26.6
Gross margin	30,940	74.4	24,945	73.4
Selling, general and administrative	16,360	39.3	11,796	34.6
Research and development	2,975	7.2	2,500	7.4
Total operating expenses	19,335	46.5	14,296	42.1
Income from operations	11,605	27.9	10,649	31.4
Other income (expense)	(218)	(0.5)	(92)	(0.3)
Net income before taxes	11,387	27.4	10,556	31.2
(Provision) for income taxes	(2,055)	(4.9)	(1,973)	(5.8)
Net income	$9,332	22.4%	$8,583	25.4%

Net Revenues

Consolidated net revenues increased by 22.4% or $7.6 million to $41.59 million in FY20 from $33.97 million in FY19. Our Lancaster, California division increased revenues by $2.4 million or 12.1%, to $22.0 million in FY20 from $19.6 million in FY19. $1.78 million was an increase from revenues generated by our Buffalo subsidiary (Cognigen), an increase of 19.1%. DILIsym Services, Inc. (DILIsym) increased revenues by $1.88 million or 37.2%. $1.58 million of revenue was generated by our French subsidiary (Lixoft), which was acquired April 1, 2020. FY20 software and software-related revenues increased $3.1 million or 16.8% while consulting revenues increased by $4.5 million or 29.1% compared to FY19.

Cost of Revenues

Consolidated cost of revenues increased by $1.6 million or 18.0% to $10.6 million in FY20 from $9.0 million in FY19. Labor-related cost incurred increased by $1.6 million, mainly in support of increased consulting revenues. Cost of revenues for direct contract-related cost increased by $274,000, offset by a decrease of approximately $217,000 of royalty expenses as well as $212,000 in training-related expenses in FY2020.

A significant portion of cost of revenues for pharmaceutical software products is the systematic amortization of capitalized software development costs, which is an independent fixed cost rather than a variable cost related to revenues. This amortization cost of $2.36 million in FY20 increased by approximately $103,000 as compared to FY19.

Cost of revenues as a percentage of revenue remained fairly consistent at 25.6% in FY20 as compared to 26.6% in FY19, a decrease of 1.0% year over year.

Gross Margin

Consolidated gross margin increased $6.0 million or 24.0%, to $30.9 million in FY20 from $24.9 million in FY19. $2.7 million of this increase is from the California division, which showed an 86.7% gross margin. The Buffalo Division gross margin increased $959,000 or 19% with margins of 53.3%. DILIsym of North Carolina recorded a $997,000 increase, a 67.3% margin, versus a 72.7% margin in FY19. Lixoft recorded a margin of $1.3 million or 83.1%.

Overall gross margin has increased to 74.4% in FY20 as compared to 73.4% in FY19 an increase of 1.0% year over year.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $4.56 million, or 38.7% to $16.4 million in FY20 from $11.80 million in FY19. As a percent of revenues, SG&A was 39.3% for FY20, compared to 34.7% in FY19.

The major increases in SG&A expense were:

•	During the year the Company incurred approximately $1,416,000 of costs associated with the acquisition of Lixoft. These fees included legal and accounting, due diligence, and M&A related consulting.
•	Commission expenses were up $226,000, this increase is related to increased sales in Asia as well as domestic sales
•	Contract labor increased $152,000 for other temporary labor and consulting costs related to various corporate initiatives
•	G&A salaries and wages increased by $1.49 million; this increase is a combination of increased headcount both from acquisitions and salaries in support of corporate growth
•	Insurance expense increased $259,000; $136,000 was health-related medical costs from increased headcount and rate increases
•	Payroll tax expense increased $478,000, the effect of higher employee count and salary expense
•	Director compensation increase by $394,000, based on an increase in the number of paid directors and compensation increases
•	401k expense increased $52,000 due to increased staffing

The major decreases in SG&A expense were:

•	Trade show and travel related costs decreased by $145,000 mainly due to lower attendance and less travel costs due to COVID-19
•	Recruiting fees decreased by $86,000

Research and Development

We incurred approximately $5,328,000 of research and development costs during FY20. Of this amount, $2,353,000 was capitalized and $2,975,000 was expensed. We incurred approximately $4,268,000 of research and development costs during FY19. Of this amount, $1,768,000 was capitalized and $2,500,000 was expensed. The increase of $1,060,000, or 24.8%, in total research and development expenditures from FY19 to FY20 was mainly from increased costs in the Lancaster and DILIsym divisions.

Provision for Income Taxes

The provision for income taxes was $2.05 million for FY20 compared to $1.97 million for FY19. Our effective tax rate decreased slightly to 18.0% in FY20 from 18.7% in FY19.

The effective rate differs from anticipated combined statutory rates of approximately 25.7% due to R&D credits, foreign tax related items (tax credits and foreign deemed intangible income deductions), and the tax effect of stock compensation related items for stock compensation and disqualifying dispositions. In the last part of FY20, as occurred also in FY19, as a result of an increase in stock prices, a number of employees exercised and sold incentive stock options granted to them under their corporate incentive plans, creating corporate tax deductions that lowered the effective tax rate.

Net Income

Net income increased by $749,000 or 8.7%, to $9.3 million in FY20 from $8.6 million in FY19.

FY19 COMPARED WITH FY18

The following sets forth selected items from our statements of operations (in thousands) and the percentages that such items bear to net sales for the fiscal years ended August 31, 2019 (FY19) and August 31, 2018 (FY18) (Because of rounding, numbers may not foot.)

	Fiscal year ended
	8/31/19		8/31/18
Net revenues	$33,970	100.00%	$29,667	100.00%
Cost of revenues	9,025	26.6	7,994	26.9
Gross margin	24,945	73.4	21,672	73.1
Selling, general and administrative	11,796	34.6	9,584	32.3
Research and development	2,500	7.4	1,791	6.0
Total operating expenses	14,296	42.1	11,375	38.3
Income from operations	10,649	31.4	10,298	34.7
Other income (expense)	(92)	(0.3)	(159)	(0.5)
Net income before taxes	10,556	31.2	10,139	34.2
(Provision) for income taxes	(1,973)	(5.8)	(1,204)	(4.1)
Net income	$8,583	25.4%	$8,935	30.1%

Net Revenues

Consolidated net revenues increased by 14.5% or $4.3 million to $33.97 million in FY19 from 29.67 million in FY18. Our Lancaster, California division increased revenues by $2.03 million or 11.6%, to $19.6 million in FY19 from $17.6 million in FY18. $1.46 million of this increase was from revenues generated by our Buffalo subsidiary (Cognigen), an increase of 18.6%. DILIsym Services, Inc. (DILIsym) increased revenues by $807,000 or 19%. FY19 software and software-related revenues increased $1.8 million or 11.0% while consulting revenues increased by $2.5 million or 19.0% compared to FY18.

Cost of Revenues

Consolidated cost of revenues increased by $1.03 million or 12.9% to $9.0 million in FY19 from $8.0 million in FY18. Labor-related cost incurred by our Lancaster and Buffalo divisions increased by $190,000 and $1.06 million, respectively mainly in support of increased consulting revenues. This was offset by a $380,000 decrease in cost of revenues for direct contract expenses paid for testing at DILIsym. We saw a decrease of approximately $52,000 in training-related expenses in FY2019.

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

Gross Margin

Consolidated gross margin increased $3.27 million or 15.1%, to $24.94 million in FY19 from $21.67 million in FY18. $1.8 million of this increase is from the California division, which showed an 83.3% gross margin. The Buffalo Division gross margin increased $325,000 or 7% with a margin of 53.2%. DILIsym of North Carolina recorded a $1.14 million increase, a 72.7% margin, versus a 59.6% margin in FY18.

Overall gross margin has remained fairly consistent at 73.4% in FY19 as compared to 73.1% in FY18, an increase of 0.3% year-over-year.

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $2.22 million, or 23.1% to $11.80 million in FY19 from $9.58 million in FY18. As a percent of revenues, SG&A was 34.6% for FY19, compared to 32.3% in FY18.

The major increases in SG&A expense were:

•	Commission expenses were up $122,000, mainly related to increased sales through representatives in Asia
•	Accounting and audit fees increased by $73,000, associated with costs of consolidated audits and other compliance-related expenses
•	Contract labor increased $172,000 due to increased director fees and consulting related to various corporate initiatives
•	G&A salaries and wages increased by $939,000; this increase is a combination of increased headcount and salaries in support of corporate growth
•	Insurance expense increased $218,000; $174,000 was health-related medical costs from increased headcount and rate increases
•	Payroll tax expense increased $116,000, the effect of higher salary expense
•	401k expense increased $78,000 due to the increased staffing
•	Recruiting and hiring costs increased $214,000 mainly due to recruiting fees of scientific personnel
•	Software licenses costs increased $87,000 mainly due to sales volume related license fee increases

The major decreases in SG&A expense were:

•	Trade-show-related costs decreased by $52,000 mainly due to lower attendance costs

Research and Development

We incurred approximately $4,268,000 of research and development costs during FY19. Of this amount, $1,768,000 was capitalized and $2,500,000 was expensed. We incurred approximately $3,936,000 of research and development costs during FY18. Of this amount, $2,145,000 was capitalized and $1,791,000 was expensed. The increase of $332,000, or 8.4%, in total research and development expenditures from FY18 to FY19 was mainly from $316,000 of costs incurred by DILIsym Services Inc.

Provision for Income Taxes

The provision for income taxes was $1.97 million for FY19, compared to $1.20 million for FY18. Our effective tax rate increased to 18.7% in FY19 from 11.9% in FY18.

This increase results mainly from a second quarter 2018 assessment of deferred taxes based on the new tax rates enacted under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires that the company recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Among other things, changes in tax laws or tax rates can affect the amount of taxes payable for the current period, as well as the amount and timing of deferred tax liabilities and deferred tax assets. Based on the assessment, the Company posted a one-time tax benefit in the amount of $1,500,000 in the second fiscal quarter of 2018, the result of estimating future deferred liabilities at the lower tax rates under the newly enacted tax laws.

The effective rate differs from anticipated combined statutory rates of approximately 25.4% due to R&D credits and the tax effect of disqualifying dispositions. In the last part of FY19, as a result of increase in stock prices, a number of employees exercised and sold incentive stock options granted to them under their corporate incentive plans, creating corporate tax deductions that lowered the effective rate.

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

Net Sales (in thousands of dollars)
FY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020	$9,401	$10,350	$12,298	$9,540	$41,589
2019	$7,536	$8,472	$9,937	$8,026	$33,971
2018	$7,069	$7,357	$8,553	$6,688	$29,667
2017	$5,418	$5,706	$6,748	$6,265	$24,138
2016	$4,839	$5,164	$6,011	$3,958	$19,972
2015	$4,086	$4,574	$5,942	$3,712	$18,314
2014	$2,641	$3,081	$3,741	$1,998	$11,461
2013	$2,290	$3,118	$3,095	$1,568	$10,071
2012	$2,248	$2,789	$2,772	$1,640	$9,449
2011	$2,050	$2,622	$2,640	$1,427	$8,739

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of capital have been cash flows from our operations. We have achieved continuous positive operating cash flow over the last eleven fiscal years. In August 2020, the company closed an underwritten public offering of 2,090,909 shares of its common stock to the public at $55.00 per share, which included the full exercise of the underwriters’ option to purchase 272,727 additional shares of common stock. The aggregate gross proceeds to the company from this offering were approximately $115 million, before deducting underwriting discounts and commissions; net proceeds were approximately $107.7 million. The company intends to use the net proceeds from the offering for strategic mergers and acquisitions (although the company has no present commitments or agreements to enter into any such mergers or acquisitions), working capital requirements, and other general corporate purposes, including investing in enhanced information and accounting systems, and personnel in support of corporate growth. As of August 31, 2020, the Company had $49.2 million in cash and cash equivalents and $66.8 million in short-term investments.

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

On March 31, 2020, the Company entered into a Stock Purchase and Contribution Agreement (the “Agreement”) with Lixoft, a French société par actions simplifiée (“Lixoft”). On April 1, 2020, the Company consummated the acquisition of all outstanding equity interests of Lixoft pursuant to the terms of the Agreement, with Lixoft becoming a wholly owned subsidiary of the Company. Under the terms of the Agreement, the Company will pay the former shareholders of Lixoft total consideration of up to $16,500,000, consisting of two-thirds cash and one-third newly issued, unregistered shares of the Company’s common stock. In addition, the Company paid $3,456,029 of excess working capital based on the March 31, 2020 financial statements of Lixoft. As part of the total consideration, the agreement calls for earnout payments up to an additional $5,500,000, two-thirds cash and one-third newly issued, unregistered shares of the Company’s common stock based on a revenue growth formula each year for the two years subsequent to April 1, 2020. The former shareholders can earn up to $2,000,000 the first year and $3,500,000 in year two. See Note 14 for a further description of the Agreement.

On May 1, 2017 we signed a stock acquisition agreement with DILIsym Services, Inc. of Research Triangle Circle, North Carolina, and on June 1, 2017 consummated the acquisition of all the outstanding capital stock of DILIsym Services, Inc. pursuant to a Stock Purchase Agreement. DILIsym became a wholly-owned subsidiary of Simulations Plus. Under the terms of the Agreement, the Company: (1) paid to the DILIsym Shareholders Five Million Dollars, $4,515,982 payable at the closing of the Acquisition subject to certain adjustments and holdbacks. As part of the consideration there were certain earnout provisions in the agreement, subject to those provisions the company paid $5,000,000 in payments over the 3 years ended August 31, 2020 based on earnings of DILIsym before income taxes.

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

Quarterly dividend payments made in FY19 and FY20 are listed in the following table.

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2019	11/01/2018	11/08/2018	17,417,875	$0.06	$1,045,073
	1/25/2019	2/01/2019	17,481,450	$0.06	$1,048,887
	4/24/2019	5/01/2019	17,515,228	$0.06	$1,050,914
	7/25/2019	8/01/2019	17,536,454	$0.06	$1,052,181
2020	10/25/2019	11/01/2019	17,606,314	$0.06	$1,056,379
	1/27/2020	2/03/2020	17,645,639	$0.06	$1,058,740
	4/24/2020	5/01/2020	17,769,134	$0.06	$1,066,148
	7/27/2020	8/03/2020	17,820,057	$0.06	$1,069,203

The Board of directors has indicated its intention to pay $0.06 quarterly dividends; however, there can be no assurances that our Board of Directors will continue the dividend distributions as the decision is made on a quarterly basis based on current financial conditions and strategic plans. In October 2020, our Board of Directors declared a dividend distribution of $0.06 per share. The dividend was paid in November 2020.

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

As discussed in the risk section of this 10-K, the world has been affected due to the COVID-19 pandemic. Though there has not been a substantial impact on sales revenues, until the pandemic has passed, there remains uncertainty as to the effect on our business in both the short and long-term.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

CONTRACTUAL OBLIGATIONS

The following table provides aggregate information regarding our contractual obligations as of August 31, 2020 (in thousands).

	Payments due by period
Contractual obligations:	Total	1 year	2–3 years	4–5 years	More than 5 years

Operating lease obligations	$961	$486	$389	$86	$–
Contracts Payable	6,064	2,000	4,064	–	–

Total	$7,025	$2,486	$4,453	$86	$–

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company adopted this ASU on September 1, 2019.

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

iv.	Allocation of the transaction price to the performance obligations in the contract

v.	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Contracts generally have fixed pricing terms and are not subject to variable pricing. The Company considers the nature and significance of each specific performance obligation under a contract when allocating the proceeds under each contract. Accounting for contracts includes significant judgement in the estimation of estimated hours/cost to be incurred on consulting contracts, and the di minimis nature of the post-sales costs associated with software sales.

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

The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized computer software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase or licensing of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $2,353,000, $1,768,000 and $2,145,000 for the fiscal years ending August 31, 2020, 2019 and 2018, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years. Amortization of software development costs amounted to $1,225,544, $1,331,753 and $1,300,434 for the fiscal years ending August 31, 2020, 2019 and 2018, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Intangible Assets and Goodwill

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and recognizes the assets acquired and liabilities assumed at their acquisition date fair value. Acquired intangible assets include customer relationships, software, trade name, and noncompete agreements. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2020, the Company determined that it has four reporting units, Simulations Plus, Cognigen Corporation, DILIsym Services, Inc. and Lixoft. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of August 31, 2020, the entire balance of goodwill was attributed to three of the Company's reporting units Cognigen, DILIsym and Lixoft. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company recognized any impairment charges during FY20, FY19 and FY18.

Reconciliation of Goodwill for FY20, FY19 and FY18:

	Cognigen	DILIsym	Lixoft	Total
Balance, August 31, 2017	$4,789,248	$5,597,950	$–	$10,387,198
Addition	–	–	–	–
Impairments	–	–	–	–
Balance, August 31, 2018	4,789,248	5,597,950	–	10,387,198
Addition	–	–	–	–
Impairments	–	–	–	–
Balance, August 31, 2019	4,789,248	5,597,950	–	10,387,198
Addition	–	–	2,533,987	2,533,987
Impairments	–	–	–	–
Balance, August 31, 2020	$4,789,248	$5,597,950	$2,533,987	$12,921,185

Other Intangible Assets

The following table summarizes other intangible assets as of August 31, 2020:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$825,000	$275,000
Trade Name-Cognigen	None	500,000	–	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	50,000	–
Covenants not to compete-DILIsym	Straight line 4 years	80,000	65,000	15,000
Trade Name-DILIsym	None	860,000	–	860,000
Customer relationships-DILIsym	Straight line 10 years	1,900,000	617,500	1,282,500
Customer relationships-Lixoft	Straight line 14 years	2,550,000	75,892	2,474,108
Trade Name-Lixoft	None	1,550,000	–	1,550,000
Covenants not to compete-Lixoft	Straight line 3 years	60,000	8,333	51,667
		$8,650,000	$1,641,725	$7,008,275

Amortization expense for FY20, FY19, and FY18 was $431,725, $357,500, and $357,500, respectively.

Business Acquisitions

The Company accounted for the acquisition of Cognigen, DILIsym Services Inc., and Lixoft using the purchase method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates and estimates of terminal values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition.

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

For certain of our financial instruments, including accounts receivable, accounts payable, contract payable, accrued payroll, and other expenses, and accrued bonus to officer, the amounts approximate fair value due to their short maturities.

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

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $1,286,625, $865,848 and $562,079 for the fiscal years ended August 31, 2020, 2019 and 2018, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 2020, and August 31, 2019, we had cash and cash equivalents of $49.21 million and $11.44 million, respectively. We hold held-to-maturity short-term investments that are exposed to market risk related to changes in interest rates, which could affect the value of our assets and liabilities. We do not hold any trading and or available-for-sale securities. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market-rate risk.

In the years ended August 31, 2020, 2019, and 2018 we sold $4.96 million, $4.15 million and $3.57 million, respectively, of software licenses through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables is subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. Our Paris, France, division sells mainly in U.S. Dollars and Euros and uses the Euro as a functional currency. As such, we are subject to currency translation and exchange rate changes. We do not hedge currencies or enter into derivative contracts.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements included elsewhere in this report beginning at page F-1, which are incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management assessed our internal control over financial reporting as of August 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm as the Company is a non-accelerated filer and is thus not required to provide such a report.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by Item 10 is incorporated by reference from the sections entitled “Board Matters and Corporate Governance,” “Election of Directors,” “Executive Compensation and Other Information,” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement on Schedule 14A to be distributed in connection with our 2020 Annual Shareholders’ Meeting (the “Proxy Statement”).

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

EXHIBIT NUMBER	DESCRIPTION
2.1 (4)^	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto.
2.2 (12)^	Share Purchase and Contribution Agreement, dated March 31, 2020
3.1 (2)	Articles of Incorporation of the Company.
3.2 (2)	Amended and Restated Bylaws of the Company.
4.1 (1)	Form of Common Stock Certificate.
4.2 (1)	Share Exchange Agreement.
4.3(13)	Revolving Line of Credit Note, dated as of March 31, 2020, by and between the Company, as borrower, and Wells Fargo Bank, National Association, as lender.
4.4(13)	Credit Agreement, dated as of March 31, 2020, by and between the Company, as borrower, and Wells Fargo Bank, National Association, as lender.
10.1 (1) (†)	The Company’s 1996 Stock Option Plan and forms of agreements relating thereto.
10.2 (3) (†)	The Company’s 2007 Stock Option Plan, as amended.
10.3 (10)	Second Amendment to Lease by and between the Company and Crest Development LLC, dated as of May 1, 2016.
10.4 (5) (†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of August 8, 2016.
10.5 (6)	Form of Indemnification Agreement.
10.6 (8)	2017 Equity Incentive Plan.
10.7 (7)	Stock Purchase Agreement by and among Simulation Plus, Inc., DILIsym Services, Inc., The Shareholders’ Representative and The Shareholders of DILIsym Services, Inc., dated as of May 1, 2017.
10.8 (9)(†)	Employment Agreement by and between the Company and Walter S. Woltosz, dated as of September 1, 2017.
10.9 (9) (†)	Employment Agreement by and between the Company and John DiBella, dated as of September 1, 2017.
10.10 (9) (†)	Employment Agreement by and between the Company and Thaddeus H Grasela Jr., dated as of September 2, 2017.
10.11 (11) (†)	Employment Agreement by and between the Company and Shawn O’Connor dated June 26, 2018
10.12 (14) (†)	Employment Agreement by and between the Company and Shawn O’Connor dated September 3, 2020

21.1 *	List of Subsidiaries.
23.1 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Section 302 – Certification of the Principal Executive Officer.
31.2 *	Section 302 – Certification of the Principal Financial Officer.
32.1 *	Section 906 – Certification of the Chief Executive Office and Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

 __________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(†)	Refers to management contracts or compensatory plans or arrangements
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(3)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed April 9, 2014.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 11, 2016.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 10, 2016.
(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2017.
(8)	Incorporated by reference to Appendix A to the Company’s Schedule 14A filed December 29. 2016.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed September 6, 2017.
(10)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2016.
(11)	Incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2018.
(12)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 2, 2020.
(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 3, 2020.
(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed September 9, 2020.

(c)       Financial Statement Schedule.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 2020

SIMULATIONS PLUS, INC.

By:	/s/ John R. Kneisel
John R. Kneisel Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Shawn O’Connor	Chief Executive Officer (Principal executive officer)
Shawn O’Connor
November 16, 2020

/s/ Walter S. Woltosz	Chairman of the Board of Directors
Walter S. Woltosz
November 16, 2020

/s/ Dr. Lisa LaVange	Director
Dr. Lisa LaVange
November 16, 2020

/s/ Dr. Daniel Weiner	Director
Dr. Daniel Weiner
November 16, 2020

/s/ Dr. David L. Ralph	Director
Dr. David L. Ralph
November 16, 2020

/s/ Dr. John K. Paglia	Director
Dr. John K. Paglia
November 16, 2020

/s/ John R. Kneisel	Chief Financial Officer (Principal financial
John R. Kneisel	officer and principal accounting officer)
November 16, 2020

SIMULATIONS PLUS, INC. & SUBSIDIARY

CONTENTS

August 31, 2020, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Simulations Plus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simulations Plus, Inc. and subsidiaries (the Company) as of August 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2004.

Encino, California

November 16, 2020

SIMULATIONS PLUS, INC.

CONSOLIDATED BALANCE SHEETS

As of August 31,

	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$49,207,314	$11,435,499
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $0	7,421,970	5,026,558
Revenues in excess of billings	3,093,343	3,233,659
Prepaid income taxes	969,688	765,110
Prepaid expenses and other current assets	1,595,447	704,316
Short-term investments	66,803,595	–
Total current assets	129,091,357	21,165,142
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $13,581,599 and $12,356,055	6,087,378	4,959,736
Property and equipment, net (note 4)	437,787	341,145
Operating lease right of use asset	926,600	–
Intellectual property, net of accumulated amortization of $5,087,031 and $3,948,750	11,897,970	5,026,249
Other intangible assets net of accumulated amortization of $1,641,725 and $1,210,000	7,008,275	3,280,000
Goodwill	12,921,185	10,387,198
Other assets	50,965	37,227
Total assets	$168,421,517	$45,196,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$349,939	$204,075
Accrued payroll and other expenses	2,250,692	1,639,038
Current portion - Contracts payable (note 6)	2,000,000	1,761,028
Billings in excess of revenues	140,991	798,549
Operating Lease Liability, current portion	463,465	–
Deferred revenue	299,482	380,787
Total current liabilities	5,504,569	4,783,477

Long-term liabilities
Deferred income taxes, net	2,353,858	2,731,616
Operating Lease Liability	463,312	–
Payments due under Contracts payable (note 6)	4,063,833	–
Total liabilities	12,385,572	7,515,093

Commitments and Contingencies (note 7)	–	–

Shareholders' equity (note 8)
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	$–	$–
Common stock, $0.001 par value 50,000,000 shares authorized 19,923,277 and 17,591,834 shares issued and outstanding	9,926	7,595
Additional paid-in capital	128,531,427	15,319,474
Accumulated Other Comprehensive Income	58,467	–
Retained earnings	27,436,125	22,354,535
Total shareholders' equity	156,035,945	37,681,604
Total liabilities and shareholders' equity	$168,421,517	$45,196,697

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended August 31,

	2020	2019	2018

Revenues	$41,589,084	$33,970,440	$29,666,524
Cost of revenues	10,649,230	9,025,704	7,994,228
Gross margin	30,939,854	24,944,736	21,672,296
Operating expenses
Selling, general, and administrative	16,360,053	11,796,027	9,583,852
Research and development	2,974,623	2,499,980	1,790,656
Total operating expenses	19,334,676	14,296,007	11,374,508

Income from operations	11,605,178	10,648,729	10,297,788

Other income (expense)
Interest income	29,468	33,522	27,122
Change in value of contingent consideration	(202,500)	(109,078)	(153,034)
(Loss) income on currency exchange	(45,097)	(16,697)	(32,934)
Total other income (expense)	(218,129)	(92,253)	(158,846)

Income before provision for income taxes	11,387,049	10,556,476	10,138,942
Provision for income taxes	(2,054,989)	(1,973,147)	(1,204,130)
Net Income	$9,332,060	$8,583,329	$8,934,812

Earnings per share
Basic	$0.52	$0.49	$0.52
Diluted	$0.50	$0.48	$0.50

Weighted-average common shares outstanding
Basic	17,819,064	17,492,258	17,328,707
Diluted	18,538,373	18,057,431	17,860,392

Other Comprehensive Income, net of tax
Foreign currency translation adjustments	$58,467	$–	$–
Comprehensive Income	$9,390,527	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended August 31, 2020, 2019 and 2018

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total

Balance, August 31, 2017	17,277,604	$7,278	$12,109,141	$–	$13,688,468	$25,804,887
Exercise of stock options	130,006	131	635,452	–	–	635,583
Stock-based Compensation	–	–	562,078	–	–	562,078
Shares issued to Directors for services	8,835	8	146,997	–	–	147,005
Declaration of Dividend	–	–	–	–	(4,161,740)	(4,161,740)
Net income	–	–	–	–	8,934,812	8,934,812
Balance, August 31, 2018	17,416,445	$7,417	$13,453,668	$–	$18,461,540	$31,922,625
Cumulative Effect of Changes related to adoption of ASC 606	–	–	–	–	(493,279)	(493,279)
Exercise of stock options	166,703	168	787,979	–	–	788,147
Stock-based Compensation	–	–	865,848	–	–	865,848
Shares issued to Directors for services	8,686	10	211,979	–	–	211,989
Declaration of Dividend	–	–	–	–	(4,197,055)	(4,197,055)
Net income	–	–	–	–	8,583,329	8,583,329
Balance, August 31, 2019	17,591,834	$7,595	$15,319,474	$–	$22,354,535	$37,681,604
Exercise of stock options	121,647	121	629,626	–	–	629,747
Stock-based Compensation	–	–	1,286,625	–	–	1,286,625
Shares issued to Directors for services	7,205	7	289,893	–	–	289,900
Declaration of Dividend	–	–	–	–	(4,250,470)	(4,250,470)
Shares issued - Lixoft	111,682	112	3,260,562	–	–	3,260,674
Common stock issued for cash, net	2,090,909	2,091	107,745,247	–	–	107,747,338
Foreign Currency Translation Adjustments	–	–	–	58,467	–	58,467
Net income	–	–	–	–	9,332,060	9,332,060
Balance, August 31, 2020	19,923,277	$9,926	$128,531,427	$58,467	$27,436,125	$156,035,945

The accompanying notes are an integral part of these consolidated financial statements.

SIMULATIONS PLUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended August 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities
Net income	$9,332,060	$8,583,329	$8,934,812
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,961,930	2,750,245	2,721,304
Change in value of contingent consideration	202,500	109,060	152,752
Stock-based compensation	1,576,525	1,077,837	709,083
Deferred income taxes	(377,759)	(299,096)	(1,731,821)
(Increase) decrease in
Accounts receivable	(2,017,792)	487,970	(1,465,803)
Revenues in excess of billings	140,316	(1,248,063)	(504,514)
Prepaid income taxes	(12,380)	(452,517)	149,850
Prepaid expenses and other assets	(398,213)	(93,877)	(153,682)
Increase (decrease) in
Accounts payable	220,584	(147,529)	110,713
Accrued payroll and other expenses	23,030	486,862	168,883
Billings in excess of revenues	(657,558)	413,946	167,645
Accrued income taxes	–	–	–
Deferred revenue	(81,305)	(29,747)	27,966
Net cash provided by operating activities	10,911,938	11,638,420	9,287,188

Cash flows used in investing activities
Purchases of property and equipment	(231,380)	(137,745)	(183,291)
Purchases of intellectual property	–	(50,000)	–
Purchase of short-term investments	(67,248,924)	–	–
Cash used to acquire subsidiaries	(9,471,352)	–	–
Cash received in acquisition	3,799,134	–	–
Capitalized computer software development costs	(2,353,188)	(1,767,996)	(2,145,429)
Net cash used in investing activities	(75,505,710)	(1,955,741)	(2,328,720)

Cash flows provided by (used in) financing activities
Payment of dividends	(4,250,470)	(4,197,055)	(4,161,740)
Payments on contracts payable	(1,761,028)	(4,238,973)	(247,328)
Proceeds from the exercise of stock options	629,747	788,147	635,583
Proceeds from follow-on public offering, net	107,747,338	–	–
Net cash provided by (used in) financing activities	102,365,587	(7,647,881)	(3,773,485)

Net increase in cash and cash equivalents	37,771,815	2,034,798	3,184,983
Cash and cash equivalents, beginning of year	11,435,499	9,400,701	6,215,718
Cash and cash equivalents, end of period	$49,207,314	$11,435,499	$9,400,701

Supplemental disclosures of cash flow information
Income taxes paid	$2,352,770	$2,673,475	$2,712,988

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Lixoft	$3,260,674	$–	$–
Creation of contract liabilities for acquisition of subsidiaries	$4,528,000	$–	$–
Right of use assets capitalized	$1,498,542	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Simulations Plus, Inc.

Notes to Financial Statements

For the Year Ended August 31, 2020

NOTE 1 - ORGANIZATION AND LINES OF BUSINESS

Organization

Simulations Plus, Inc. (“Simulations Plus”, “Lancaster”) was incorporated on July 17, 1996. In September 2014, Simulations Plus acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”, “Buffalo”) and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. In June 2017, Simulations Plus acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary. In April 2020, Simulations Plus, Inc. acquired Lixoft, a French société par actions simplifiée (“Lixoft”, “Paris”) as a wholly-owned subsidiary pursuant to a stock purchase and contribution agreement. (Collectively, “Company”, “we”, “us”, “our”).

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 and its related amendments regarding Accounting Standards Codification Topic 606 (ASC Topic 606), Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of incremental costs related to obtaining customer contracts. We adopted ASC Topic 606, effective September 1, 2018, utilizing the modified retrospective method. This approach was applied to contracts that were in process as of September 1, 2018, and the corresponding incremental costs of obtaining those contracts, which resulted in a cumulative effect adjustment of $493,279 to the opening balance of retained earnings at the date of adoption. The adoption of this ASU primarily impacts the timing of our revenue recognition for certain sales contracts, the capitalization and amortization of incremental costs of obtaining a contract, and related disclosures. The reported results for fiscal years 2020 and 2019 reflect the application of ASC Topic 606, while the reported results for fiscal year 2018 are not adjusted and continue to be reported under ASC Topic 605.

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

•

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of August 31, 2020. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

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

Investments

We may invest excess cash balances in short-term and long-term marketable debt securities. Investments may consist of certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. The Company accounts for its investment in marketable securities in accordance with FASB ASC 320, Investments – Debt and Equity Securities. This statement requires debt securities to be classified into three categories:

Held-to-maturity—Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

Trading Securities—Debt securities that are bought and held primarily for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

Available-for-Sale—Debt securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the years ended August 31, 2020, all of the Company’s investments were classified as held-to-maturity.

Held-to-maturity investments are measured and recorded at amortized cost on the Company’s Consolidated Balance Sheet. Discounts and premiums to par value of the debt securities are amortized to interest income/expense over the term of the security. No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products not to exceed five years. Amortization of software development costs amounted to $1,225,544, $1,331,753, and $1,300,434 for the years ended August 31, 2020, 2019, and 2018, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Right of use assets	$902,553
Lease Liabilities, Current	$537,017
Lease Liabilities, Long-term	$365,536

We have made certain assumptions and judgments when applying ASC 842, the most significant of which are:

•	We elected the package of practical expedients available for transition that allow us to not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases and whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.
•	We did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.
•	For all asset classes, we elected to not recognize a right-of-use asset and lease liability for short-term leases.
•	The determination of the discount rate used in a lease is our estimated incremental borrowing rate that is based on what we would expect to pay to borrow over a similar term an amount equal to the lease payments.

Supplemental balance sheet information related to operating leases was as follows as of August 31, 2020:

Right of use assets	$926,600
Lease Liabilities, Current	$463,465
Lease Liabilities, Long-term	$463,312
Operating lease costs	$600,717
Weighted Average remaining lease term	2.27 years
Weighted Average Discount rate	4.25%

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2020, the Company determined that it has four reporting units, Simulations Plus, Cognigen Corporation, DILIsym Services, Inc. and Lixoft. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of August 31, 2020, the entire balance of goodwill was attributed to three of the Company's reporting units, Cognigen Corporation, DILIsym Services and Lixoft. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has not recognized any impairment charges during the periods ended August 31, 2020, 2019 and 2018.

Reconciliation of Goodwill for the period ended August 31, 2020:

	Cognigen	DILIsym	Lixoft	Total
Balance, August 31, 2017	$4,789,248	$5,597,950	$–	$10,387,198
Addition	–	–	–	–
Impairments	–	–	–	–
Balance, August 31, 2018	4,789,248	5,597,950	–	10,387,198
Addition	–	–	–	–
Impairments	–	–	–	–
Balance, August 31, 2019	4,789,248	5,597,950	–	10,387,198
Addition	–	–	2,533,987	2,533,987
Impairments	–	–	–	–
Balance, August 31, 2020	$4,789,248	$5,597,950	$2,533,987	$12,921,185

Other Intangible Assets

The following table summarizes other intangible assets as of August 31, 2020:

	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Customer relationships-Cognigen	Straight line 8 years	$1,100,000	$825,000	$275,000
Trade Name-Cognigen	None	500,000	–	500,000
Covenants not to compete-Cognigen	Straight line 5 years	50,000	50,000	–
Covenants not to compete-DILIsym	Straight line 4 years	80,000	65,000	15,000
Trade Name-DILIsym	None	860,000	–	860,000
Customer relationships-DILIsym	Straight line 10 years	1,900,000	617,500	1,282,500
Customer relationships-Lixoft	Straight line 14 years	2,550,000	75,892	2,474,108
Trade Name-Lixoft	None	1,550,000	–	1,550,000
Covenants not to compete-Lixoft	Straight line 3 years	60,000	8,333	51,667
		$8,650,000	$1,641,725	$7,008,275

Amortization expense for the year ended August 31, 2020, 2019 and 2018 was $431,725, $357,500, and $357,500.

Future amortization for the next five years is as follows:

Year ending August 31,	Amount
2021	$545,000
2022	$530,000
2023	$384,000
2024	$372,000
2025	$372,000

Business Acquisitions

The Company accounted for the acquisition of Cognigen, DILIsym Services, Inc. and Lixoft using the purchase method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of advertiser and publisher turnover rates and estimates of terminal values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition.

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

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, and accrued bonuses to officers the carrying amounts approximate fair value due to their short-term nature.

The following table summarizes fair value measurements at August 31, 2020 and August 31, 2019 for assets and liabilities measured at fair value on a recurring basis:

August 31, 2020:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$49,207,314	$–	$–	$49,207,314
Short-term investments	$66,803,595	$–	$–	$66,803,595
Acquisition-related contingent consideration obligations	$–	$–	$4,730,500	$4,730,500

August 31, 2019:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,435,499	$–	$–	$11,435,499
Short-term investments	$–	$–	$–	$–
Acquisition-related contingent consideration obligations	$–	$–	$1,761,028	$1,761,028

As of August 31, 2020 and 2019, the Company has a liability for contingent consideration related to its acquisition of Lixoft and DILIsym Services, Inc. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value.

Value at August 31, 2019	$1,761,028
Purchase price contingent consideration	4,528,000
Contingent consideration payments	(1,761,028)
Change in value of contingent consideration	202,500
Value at August 31, 2020	$4,730,500

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended August 31, 2020, 2019 and 2018 were approximately $63,944, $83,213 and $67,848, respectively.

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

Intellectual property

On February 28, 2012, we bought out the royalty agreement with Enslein Research. The cost of $75,000 is being amortized over 10 years under the straight-line method. Amortization expense for each of the fiscal years ended August 31, 2020 and 2019 was $7,500. Accumulated amortization as of August 31, 2020 and 2019 was $63,750 and $56,250, respectively.

On May 15, 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims to royalties or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6,000,000, which is being amortized over 10 years under the straight-line method. Amortization for the year ended August 31, 2020, and 2019 was $600,000. Accumulated amortization as of August 31, 2020 and 2019 was $3,775,000 and $3,175,000, respectively.

On June 1, 2017, as part of the acquisition of DILIsym Services, Inc. the Company acquired certain developed technologies associated with the drug induced liver disease (DILI). These technologies were valued at $2,850,000 and are being amortized over 9 years under the straight-line method. Amortization expense for the fiscal years ended August 31, 2020 and 2019 was $316,667 and $316,667, respectively, and is included in cost of revenues. Total accumulated amortization as of August 31, 2020 and 2019 was $1,029,167 and $712,500, respectively.

In September 2018, we purchased certain intellectual property rights of Entelos Holding Company, a Delaware Corporation. The cost of $50,000 is being amortized over 10 years under the straight-line method. Amortization expense for the year ended August 31, 2020 and 2019 was $5,000 and $5,000. Accumulated amortization as of August 31, 2020 and 2019 was $10,000 and $5,000, respectively.

On April 1, 2020, as part of the acquisition of Lixoft, the Company acquired certain developed technologies associated with the Lixoft scientific software. These technologies were valued at $8,010,000 and are being amortized over 16 years under the straight-line method. Amortization expense for the fiscal years ended August 31, 2020 was $208,594 and is included in cost of revenues. Total accumulated amortization as of August 31, 2020 was $208,594.

Total amortization expense for intellectual property agreements for the years ended August 31, 2020, 2019 and 2018 was $1,138,280, $929,167, and $924,167. Accumulated amortization as of August 31, 2020 and 2019 was $5,087,031 and $3,948,750, respectively.

Future amortization for the next five years is as follows:

Years ending August 31,	TSRL	Enslein	DILI-Acquired Developed Technologies	Lixoft-Acquired Developed Technologies	Entelos	Total
2021	$600,000	$7,500	$316,667	$500,625	$5,000	$1,429,792
2022	$600,000	$3,750	$316,667	$500,625	$5,000	$1,426,042
2023	$600,000	$–	$316,667	$500,625	$5,000	$1,422,292
2024	$425,000	$–	$316,667	$500,625	$5,000	$1,247,292
2025	$–	$–	$316,667	$500,625	$5,000	$822,292

Earnings per Share

The Company reports earnings per share in accordance with FASB ACS 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Numerator
Net income attributable to common shareholders	$9,332,060	$8,583,329	$8,934,812

Denominator
Weighted-average number of common shares outstanding during the year	17,819,064	17,492,258	17,328,707
Dilutive effect of stock options	719,309	565,173	531,685

Common stock and common stock equivalents used for diluted earnings per share	18,538,373	18,057,431	17,860,392

Stock-Based Compensation

The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include estimated grant date fair value of the awards amortized over the options’ vesting period. Stock-based compensation was $1,286,625, $865,848 and $562,078 for the fiscal years ended August 31, 2020, 2019 and 2018, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the years ended August 31, 2020, 2019 and 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company adopted this ASU on September 1, 2019.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board's new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard was adopted concurrently with the adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017.

NOTE 3 – REVENUE RECOGNITION

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

Remaining performance obligations that do not fall under the expedients require the Company to perform various consulting and software development services and consortium memberships of approximately $3,303,461. It is anticipated these revenues will be recognized within the next year.

Contract liabilities

During the year ended August 31, 2020 the Company recognized $1,146,000 of revenue that was included in contract liabilities as of August 31, 2019.

Disaggregation of Revenues

Disaggregation of Revenues:	Year Ended August 31, 2020	Year Ended August 31, 2019
Software licenses
Point in time	$20,668,195	$17,425,353
Over time	919,344	1,053,562
Consulting services
Over time	20,001,545	15,491,525
Total Revenue	$41,589,084	$33,970,440

Contracts in Progress

Contracts in progress are included in the accompanying balance sheets under the following captions:

	2020	2019
Revenues in excess of billings	$3,093,343	$3,233,659
Billings in excess of revenues	(140,991)	(798,549)
Revenues over billings on uncompleted contracts	$2,952,352	$2,435,110

Cost, estimated earnings, and billings on uncompleted contracts are summarized as follows as of August 31, 2020 and 2019:

	2020	2019
Revenues earned to date on uncompleted contracts	$20,235,573	$19,254,928
Billings to date on uncompleted contracts	(17,283,221)	(16,819,818)
Revenues over billings on uncompleted contracts	$2,952,352	$2,435,110

Balance increases and decreases in these accounts are due to the timing of amounts billed, payments received, and revenue recognized.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2020 and 2019 consisted of the following:

	2020	2019
Equipment	$864,560	$741,486
Computer equipment	547,738	411,632
Furniture and fixtures	160,991	160,990
Leasehold improvements	114,005	110,165
	1,687,294	1,424,273
Less accumulated depreciation and amortization	1,249,507	1,083,128
Total	$437,787	$341,145

Depreciation expense was $166,379, $131,827, and $139,202 for the years ended August 31, 2020, 2019, and 2018, respectively.

NOTE 5 – INVESTMENTS

The Company invests a portion of its excess cash balances in short-term debt securities. Investments at August 31, 2020 consisted of corporate bonds with maturities remaining of less than 12 months. The Company may also invest excess cash balances in certificates of deposits, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities. At August 31, 2020, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term investments as of August 31, 2020. The Company had no short-term investments for the year ended August 31, 2019.

FY 2020

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$66,803,595	$–	$(60,977)	$66,742,618
Total	$66,803,595	$–	$(60,977)	$66,742,618

NOTE 6 - CONTRACTS PAYABLE

DILIsym Acquisition Liabilities:

On June 1, 2017, the Company acquired DILIsym Services, Inc. The agreement provided for a working capital adjustment, an eighteen-month $1,000,000 holdback provision against certain representations and warrantees, and an Earn-out agreement of up to an additional $5,000,000 in Earn-out payments based on earnings over the three years following acquisition. The Earn-out liability has been recorded at an estimated fair value. Payments under the Earn-out liability will be due starting in FY 2019. In September 2018, $1,556,644 was paid out under the first earn-out payment, a second earn-out payment was made in August 2019 in the amount of $1,682,329. The final payment of $1,761,028 was paid in August 2020.

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

As of August 31, 2020 and 2019 the following liabilities have been recorded:

	2020	2019
Holdback Liability - Lixoft	$1,333,333	$–
Earn-out Liability - Lixoft	4,730,500	–
Earn-out Liability - Dilisym	–	1,761,028
Sub Total	$6,063,833	$1,761,028
Less: Current Portion	2,000,000	1,761,028
Long-Term	$4,063,833	$–

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Our Buffalo subsidiary leases approximately 12,623 square feet of space in Buffalo, New York. The initial five-year term expired in October 2018; and was renewed for a three-year option to extending it to November 2021. The new base rent is $16,147 per month.

DILIsym leases approximately 2,700 square feet of space in Research Triangle Park, North Carolina. The initial three-year term was due to expire October 2020. An amendment to the initial lease became effective April 1, 2020. This amendment added 686 square feet and extended the term of the lease to September 30, 2023. The new base rent is approximately $7,500 per month with an annual 3% adjustment.

In Paris, France Lixoft leases approximately 2,300 square feet of office space, which as of April 1, 2020, had minimum payments equaling $288,000. The lease is for a 9-year term, with an option to terminate every 3 years, and expires in November of 2024. The rent is $16,555 per quarter and can be adjusted each December based on a consumer price index.

Rent expense, including common area maintenance fees for the years ended August 31, 2020, 2019 and 2018 was $644,000, $584,000 and $567,000, respectively.

Future minimum lease payments under non-cancelable operating leases with remaining terms of one year or more at August 31, 2020 were as follows:

Years Ending August 31,
2021	$486,000
2022	217,000
2023	172,000
2024	75,000
2025	11,000
Future minimum lease payments	$961,000

Line of Credit

On March 31, 2020, Simulations Plus, Inc. entered into a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement, has provided Simulations Plus, Inc. with a credit facility of $3,500,000 through April 15, 2022. As of August 31, 2020, there were no amounts drawn against the line of credit. Interest accrues daily at the bank’s base rate. The base rate is the rate equal to the highest of (i) the Prime Rate in effect, (ii) 1.5% above Daily One Month LIBOR, and (iii) the Federal Funds Rate plus 1.5%. The rate at August 31, 2020 was 3.25%. Under the terms of the agreement the borrower is to maintain a zero balance under this line of credit for a period of thirty consecutive days during each 12-month period commencing March 31, 2020. The Credit Agreement is collateralized by the assets of Simulations Plus Lancaster Division and is subject to certain financial covenants.

Employment Agreements

In the normal course of business the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company had a royalty agreement with Dassault Systèmes Americas Corp. for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we pay a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. This agreement was recently renegotiated, and the Company does not bear any royalty obligations towards Dassault Systèmes Americas Corp. effective as of June 30, 2019. In addition, the license agreement terminated on September 5, 2020. Under this agreement for the years ended August 31, 2020, 2019 and 2018 we incurred royalty expense (benefit) of $(26,055), $195,828 and $175,740, respectively. The Company is in the process of replacing the database.

Litigation

We are not a party to any legal proceedings and are not aware of any pending legal proceedings of any kind.

NOTE 8 - SHAREHOLDERS' EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during fiscal year 2020, 2019 and 2018. The details of dividend paid are in the following tables:

FY2018

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/13/2017	11/20/2017	17,284,792	$0.06	$1,037,088
1/26/2018	2/02/2018	17,317,752	$0.06	1,039,065
4/25/2018	5/02/2018	17,354,005	$0.06	1,041,240
7/26/2018	8/02/2018	17,405,775	$0.06	1,044,347
Total				$4,161,740

FY2019

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
11/01/2018	11/08/2018	17,417,875	$0.06	$1,045,073
1/25/2019	2/01/2019	17,481,450	$0.06	1,048,887
4/24/2019	5/01/2019	17,515,228	$0.06	1,050,914
7/25/2019	8/01/2019	17,536,454	$0.06	1,052,181
Total				$4,197,055

FY2020

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2019	11/01/2019	17,606,314	$0.06	$1,056,379
1/27/2020	2/03/2020	17,645,639	$0.06	1,058,740
4/24/2020	5/01/2020	17,769,134	$0.06	1,066,148
7/27/2020	8/03/2020	17,820,057	$0.06	1,069,203
Total				$4,250,470

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

As of August 31, 2020, employees and directors hold stock options to purchase 1,223,661 shares of common stock at exercise prices ranging from $6.75 to $61.84 per share.

The following table summarizes information about stock options:

Transactions in FY18	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2017	1,249,126	$8.51	7.74
Granted	52,000	22.36
Exercised	(130,006)	5.97
Canceled/Forfeited	(30,144)	9.10
Expired	(6,000)	5.06
Outstanding, August 31, 2018	1,134,976	$9.44	7.31
Vested and Exercisable, August 31, 2018	483,696	$7.79	6.48
Vested and Expected to Vest, August 31, 2018	1,069,807	$9.35	7.26

Transactions in FY19	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2018	1,134,976	$9.44	7.31
Granted	263,500	22.78
Exercised	(166,703)	7.15
Canceled/Forfeited	(68,514)	12.17
Expired	–	–
Outstanding, August 31, 2019	1,163,259	$12.63	7.13
Vested and Exercisable, August 31, 2019	515,394	$8.57	6.09
Vested and Expected to Vest, August 31, 2019	1,101,800	$12.39	7.07

Transactions in FY20	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life

Outstanding, August 31, 2019	1,163,259	$12.63	7.13
Granted	223,000	39.23
Exercised	(121,647)	9.29
Canceled/Forfeited	(40,951)	14.19
Expired	–	–
Outstanding, August 31, 2020	1,223,661	$17.76	6.79
Vested and Exercisable, August 31, 2020	596,311	$10.69	5.59
Vested and Expected to Vest, August 31, 2020	1,194,239	$17.75	6.77

Intrinsic Value of options outstanding and options exercisable

	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
FY18	$13,064,884	$6,315,086	$1,495,313
FY19	$27,312,742	$14,194,724	$3,224,454
FY20	$51,272,966	$29,150,912	$4,085,753

The weighted-average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and Non-Qualified SO, was 6.79 years at August 31, 2020. The total fair value of non-vested stock options as of August 31, 2020 was $22,122,054 and is amortizable over a weighted average period of 3.39 years.

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

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the current fiscal year 2020 and fiscal year 2019:

	FY 2020	FY 2019
Estimated fair value of awards granted	$2,997,120	$1,928,820
Unvested Forfeiture Rate	0%	6.20%
Weighted average grant price	$39.23	$22.78
Weighted average market price	$39.23	$22.69
Weighted average volatility	33.56%	31.61%
Weighted average risk-free rate	1.39%	2.59%
Weighted average dividend yield	0.65%	1.10%
Weighted average expected life	6.67 years	6.64 years

The exercise prices for the options outstanding at August 31, 2020 ranged from $6.75 to $61.84, and the information relating to these options is as follows:

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.75	$8.00	177,730	4.0 years	$6.85	177,730	4.0 years	$6.85
$8.01	$16.00	547,901	6.0 years	$9.98	350,721	6.0 years	$9.97
$16.01	$24.00	230,280	7.8 years	$20.70	50,560	7.2 years	$21.18
$24.01	$38.00	204,950	9.1 years	$33.45	17,300	8.9 years	$34.23
$38.01	$52.00	19,800	9.6 years	$38.64	–	–	–
$52.01	$61.84	43,000	9.9 years	$61.84	–	–	–
		1,223,661	6.8 years	$17.76	596,311	5.6 years	$10.69

Follow-on Public Offering

In August 2020, the company closed an underwritten public offering of 2,090,909 shares of its common stock to the public at $55.00 per share, which included the full exercise of the underwriters’ option to purchase 272,727 additional shares of common stock. The aggregate gross proceeds to the company from this offering were approximately $115 million, before deducting underwriting discounts and commissions; net proceeds were approximately $107.7 million . The offering was made pursuant to the Company’s automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on July 9, 2020.

NOTE 9 - INCOME TAXES

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

The components of the income tax provision for fiscal year 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Current
Federal	$2,097,725	$1,794,596	$2,370,955
State	477,744	426,364	460,619
Foreign	39,038	51,285	104,377
Total current tax expense (benefit)	2,614,507	2,272,245	2,935,951
Deferred
Federal	(427,644)	(140,730)	(1,698,201)
State	(131,874)	(158,368)	(33,620)
Total deferred federal and state	(559,518)	(299,098)	(1,731,821)

Total	$2,054,989	$1,973,147	$1,204,130

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for fiscal year 2020, 2019 and 2018:

	2020	2019	2018
Income tax computed at federal statutory tax rate	21.0%	21.0%	25.4%
State taxes, net of federal benefit	4.2	4.1	4.0
Meals & entertainment	0.1	0.1	0.0
Stock based compensation	(1.2)	(2.6)	0.5
Other permanent differences	(0.3)	(0.7)	1.2
Research and development credit	(2.7)	(2.3)	(2.6)
Foreign tax related differences	(1.4)	–	–
Research & credit adjustments to expense	0.3	–	–
Domestic production activities	–	–	(1.8)
Change in deferred income taxes due to statutory rate changes	–	–	(14.8)
Change in prior year estimated taxes	(1.8)	(0.9)	(0.0)
Total	18.0%	18.7%	11.9%

Significant components of the Company's deferred tax assets and liabilities for income taxes for the fiscal years ended August 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets
Accrued payroll and other expenses	$402,355	$236,455
Deferred revenue	6,862	55,038
Capitalized merger costs	742,056	361,103
Intellectual property	7,677	9,301
State taxes	100,326	89,537
Allowance for doubtful accounts	13,450	–
State tax deferred	125,417	146,815
Total deferred tax assets	1,398,143	898,249
Less: Valuation allowance	–	–
Deferred tax asset	1,398,143	898,249
Deferred tax liabilities
Property and equipment	(81,910)	(61,991)
State tax deferred	(19,468)	(16,471)
Intellectual property	(1,876,274)	(2,217,234)
Capitalized computer software development costs	(1,774,349)	(1,334,169)
Total deferred tax liabilities	(3,752,001)	(3,629,865)

Net deferred tax liabilities	$(2,353,858)	$(2,731,616)

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. Interest and penalties totaled $332, $2,531, and $-0- for fiscal years 2020, 2019, and 2018, respectively. We file income tax returns with the IRS and various state jurisdictions and India. Our federal income tax returns for fiscal year 2016 thru 2019 are open for audit, and our state tax returns for fiscal year 2015 through 2019 remain open for audit. In addition, our California tax return for the fiscal year 2007 and fiscal year 2008 remains open with regard to R&D tax credits as a result of a previous audit for which we received a letter from the California Franchise Tax Board stating that an audit will not be conducted for those years at this time; however it may be subject to future audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

NOTE 10 – CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company holds cash and cash equivalents at banks located in California, with balances that often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. At August 31, 2020, the Company had cash and cash equivalents exceeding insured limits by $10,790,000.

Revenue concentration shows that international sales accounted for 29%, 34% and 39% of net sales for fiscal years 2020, 2019 and 2018, respectively. Three customers accounted for 9%, 7% (a dealer account in Japan representing various customers), and 7% of net sales for fiscal year 2020. Three customers accounted for 8%, 8% (a dealer account in Japan representing various customers), and 7% of net sales for fiscal year 2019. Four customers accounted for 9% (a dealer account in Japan representing various customers), 7%, 6% and 5% of net sales for fiscal year 2018.

FY20 accounts receivable concentrations show that two customers comprised 13% and 10% of accounts receivable as of August 31, 2020, respectively. FY19 accounts receivable concentrations show that one customer comprised 10% of accounts receivable as of August 31, 2019.

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

NOTE 11 – SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with guidance issued by the FASB. Our reportable segments are strategic business units that offer different products and services.

Results for each segment and consolidated results are as follows years ended August 31, 2020, 2019 and 2018 (in thousands, because of rounding, numbers may not foot):

Year ended August 31, 2020
	Simulations Plus, Inc.	Cognigen Corporation	DILIsym	Lixoft*	Eliminations	Total
Net revenues	$21,961	$11,105	$6,948	$1,575	$–	$41,589
Income from operations before income taxes	$7,374	$1,770	$1,744	$717	$–	$11,605
Total assets	$162,807	$11,654	$14,084	$19,972	$(40,095)	$168,422
Goodwill	$–	$4,789	$5,598	$2,534	$–	$12,921
Capital expenditures	$111	$87	$31	$2	$–	$231
Capitalized software costs	$2,028	$40	$124	$160	$–	$2,353
Depreciation and amortization	$1,713	$349	$600	$300	$–	$2,962

Year ended August 31, 2019
	Simulations Plus, Inc.	Cognigen Corporation	DILIsym	Lixoft*	Eliminations	Total
Net revenues	$19,585	$9,321	$5,065	$–	$–	$33,970
Income from operations before income taxes	$7,752	$1,481	$1,416	$–	$–	$10,648
Total assets	$38,535	$11,196	$13,168	$–	$(17,702)	$45,197
Goodwill	$–	$4,789	$5,598	$–	$–	$10,387
Capital expenditures	$39	$79	$20	$–	$–	$138
Capitalized software costs	$1,482	$114	$172	$–	$–	$1,768
Depreciation and amortization	$1,806	$364	$580	$–	$–	$2,750

Year ended August 31, 2018
	Simulations Plus, Inc.	Cognigen Corporation	DILIsym	Lixoft*	Eliminations	Total
Net revenues	$17,553	$7,857	$4,257	$–	$–	$29,667
Income from operations before income taxes	$7,533	$1,902	$863	$–	$–	$10,298
Total assets	$38,000	$8,733	$14,248	$–	$(17,702)	$43,279
Goodwill	$–	$4,789	$5,598	$–	$–	$10,387
Capital expenditures	$65	$100	$18	$–	$–	$183
Capitalized software costs	$1,365	$625	$155	$–	$–	$2,145
Depreciation and amortization	$1,748	$401	$572	$–	$–	$2,721

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the years ended August 31, 2020, 2019 and 2018 were as follows (in thousands, because of rounding, numbers may not foot):

Year ended August 31, 2020
	North & South America	Europe	Asia	Total

Simulations Plus, Inc.	$11,124	$5,024	$5,812	$21,961
Cognigen Corporation	11,105	–	–	11,105
DILIsym Services, Inc.	6,057	646	246	6,948
Lixoft*	1,388	157	30	1,575
Total	$29,674	$5,827	$6,088	$41,589

Year ended August 31, 2019
	North & South America	Europe	Asia	Total

Simulations Plus, Inc.	$9,381	$5,144	$5,060	$19,585
Cognigen Corporation	9,321	–	–	9,321
DILIsym Services, Inc.	3,875	685	505	5,065
Lixoft*	–	–	–	–
Total	$22,577	$5,829	$5,565	$33,971

Year ended August 31, 2018
	North & South America	Europe	Asia	Total

Simulations Plus, Inc.	$7,856	$4,964	$4,733	$17,553
Cognigen Corporation	7,857	–	–	7,857
DILIsym Services, Inc.	3,163	312	782	4,257
Lixoft*	–	–	–	–
Total	$18,876	$5,276	$5,515	$29,667

*Lixoft was acquired on April 1, 2020.

NOTE 12 – RELATED PARTY TRANSACTIONS

On June 1, 2017 the Company acquired DILIsym Service, Inc. As part of that agreement the Company paid $1,704,000 to former shareholders of DILIsym Services, Inc. who are currently employees of the Consolidated Company. In addition, as part of the acquisition agreement the Company owes approximately $2,260,000 of acquisition liabilities at August 31, 2018 to the former shareholders who are still employees of the Consolidated Company. One of the former shareholders of DILIsym is currently a director of Simulations Plus, under the agreement he received approximately $29,000 and could receive up to approximately $30,000 in future earn-out payments. In September 2018, subsequent to year end under terms of the agreement the Company made payments in the amount of approximately $587,000 and $10,000, respectively to the employees and the current director. In fiscal year 2019, under terms of the agreement the Company made payments in the amount of approximately $1,599,534 and $27,312, respectively to the employees and the current director. In August 2020 the Company made final payments under the agreement in the amount of approximately $664,506 and $11,346, respectively to the employees and the current director.

On April 1, 2020 the Company acquired Lixoft of Paris. As part of that agreement the Company paid $6,720,615 and issued stock with a value of $2,602,081 to former shareholders of Lixoft who are currently employees of the Consolidated Company. In addition, as part of the acquisition agreement the Company owes approximately $947,220 of acquisition liabilities at August 31, 2020 to the former shareholders who are still employees of the Consolidated Company.

NOTE 13 - EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the total employee compensation. We can also elect to make a profit-sharing contribution. We contributed $456,484, $404,684 and $326,762 for fiscal years 2020, 2019 and 2018, respectively.

NOTE 14 - ACQUISITION/MERGER WITH SUBSIDIARIES

On March 31, 2020, the Company entered into a Stock Purchase and Contribution Agreement (the “Agreement”) with Lixoft, a French société par actions simplifiée (“Lixoft”). On April 1, 2020, the Company consummated the acquisition of all outstanding equity interests of Lixoft pursuant to the terms of the Agreement, with Lixoft becoming a wholly owned subsidiary of the Company. We believe the combination of Simulations Plus and Lixoft provides substantial future potential based on the complementary strengths of each of the companies.

Under the terms of the Agreement, as described below, the Company will pay the former shareholders of Lixoft total consideration of up to $16,500,000, consisting of two-thirds cash and one-third newly issued, unregistered shares of the Company’s common stock. In addition, the Company will pay $3,456,029 of excess working capital based on the March 31, 2020 financial statements of Lixoft.

On April 1, 2020, the Company paid the former shareholders of Lixoft a total of $10,789,362, comprised of cash in the amount of $9,460,129 and the issuance of 111,682 shares of the Company’s common stock valued at $3,662,337, net of adjustments and a holdback for representations and warranties (under the terms of the Agreement a price of approximately $32.15 dollars per share was used based upon the volume-weighted average closing price of the Company’s shares of common stock for the 30-consecutive-trading-day period ending two trading days prior to April 1, 2020). 9,669 shares are held in an escrow for offset for representations and warrantees. Within three business days following the two-year anniversary of March 31, 2020 (the date of the Agreement) and subject to any offsets for representations and warrantees, the Company will pay the former shareholders of Lixoft a total of $2,000,000, comprised of $1,333,333 of cash and the release from an escrow shares of stock valued at $666,337 issued at the date of the Agreement. The Agreement provides for a two-year market standoff period in which the newly issued shares may not be sold by the recipients thereof.

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

Under the acquisition method of accounting, the total purchase price reflects Lixoft’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (April 1, 2020). The following table summarizes the preliminary allocation of the purchase price for Lixoft:

Assets acquired, Including cash of $3,799,134 and accounts receivable of $629,481	$5,006,892
Developed Technologies Acquired	8,010,000
Estimated value of Intangibles assets acquired (Customer Lists, trade name etc.)	4,160,000
Estimated Goodwill acquired	2,533,987
Liabilities Assumed	(1,117,519)
Total Consideration	$18,593,360

Goodwill has been provided in the transaction based on estimates of future earnings of this subsidiary including anticipated synergies associated with the positioning of the combined company as a leader in model-based drug development.

Consolidated supplemental Pro Forma information

The following unaudited consolidated supplemental pro forma information assumes that the acquisition of Lixoft took place on September 1, 2017 for the income statement years periods ended August 31, 2020. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Lixoft to reflect the same expenses in the years ended August 31, 2019 and 2018. The adjustments include costs of acquisition, and amortization of intangibles and other technologies acquired during the merger, assuming the fair-value adjustments applied on September 1, 2017, together with consequential tax effects.

	(Pro forma)	(Pro forma)	(Pro forma)
	2020*	2019	2018
	(in thousands)	(in thousands)	(in thousands)
	(unaudited)	(unaudited)	(unaudited)
Net Sales	$43,970	$36,918	$31,891
Net Income	$10,630	$9,250	$9,132

*Balances include five months actual results for Lixoft.

NOTE 15 - UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited quarterly financial data for each full quarterly period of the years ended August 31, 2020 and 2019 (in thousands except for per share data), because of rounding, numbers may not foot:

	First	Second	Third	Fourth
Year ended August 31, 2020	Quarter	Quarter	Quarter	Quarter
Revenues	$9,401	$10,350	$12,298	$9,540
Gross Profit	$6,758	$7,683	$9,633	$6,865
Net Income	$2,058	$2,150	$2,936	$2,188
Earnings per share, Basic	$0.12	$0.12	$0.17	$0.12
Earnings per share, Diluted	$0.11	$0.12	$0.16	$0.11

	First	Second	Third	Fourth
Year ended August 31, 2019	Quarter	Quarter	Quarter	Quarter
Revenues	$7,536	$8,472	$9,937	$8,026
Gross Profit	$5,336	$6,264	$7,613	$5,735
Net Income	$1,536	$2,099	$2,889	$2,059
Earnings per share, Basic	$0.09	$0.12	$0.16	$0.12
Earnings per share, Diluted	$0.09	$0.12	$0.16	$0.11

NOTE 16 - SUBSEQUENT EVENTS

Dividend Declared

On October 9, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend in the amount of $1,195,461 was distributed on Monday, November 2, 2020, for shareholders of record as of Monday, October 26, 2020.

