Form 10-Q
period 2020-11-30
SIMULATIONS PLUS INC
filed 2021-01-11
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended November 30, 2020

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

42505 10th Street West

Lancaster, CA 93534-7059

(Address of principal executive offices including zip code)

(661) 723-7723

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common Stock, par value $0.001 per share	Trading Symbol SLP	Name of Each Exchange on Which Registered NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated Filer	☒ Smaller reporting company
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 5, 2021 was 19,964,659; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended November 30, 2020

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30,	August 31,
(in thousands, except share and per share amounts)	2020	2020
ASSETS
Current assets
Cash and cash equivalents	$27,651	$49,207
Accounts receivable, net of allowance for doubtful accounts of $50 and $50	7,331	7,422
Revenues in excess of billings	2,837	3,093
Prepaid income taxes	560	970
Prepaid expenses and other current assets	1,738	1,596
Short-term investments	91,115	66,804
Total current assets	131,232	129,092
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $13,906 and $13,582	6,490	6,087
Property and equipment, net	596	438
Operating lease right of use assets	768	927
Intellectual property, net of accumulated amortization of $5,444 and $5,087	11,541	11,898
Other intangible assets, net of accumulated amortization of $1,779 and $1,642	6,871	7,008
Goodwill	12,921	12,921
Other assets	51	51
Total assets	$170,470	$168,422

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$332	$351
Accrued payroll and other expenses	2,300	2,251
Current portion - contracts payable	2,000	2,000
Billings in excess of revenues	206	141
Operating lease liability, current portion	395	463
Deferred revenue	244	300
Total current liabilities	5,477	5,506

Long-term liabilities
Deferred income taxes, net	2,401	2,354
Operating lease liability	376	463
Payments due under contracts payable	4,185	4,064
Total liabilities	12,439	12,387

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value and additional paid in capital –50,000,000 shares authorized, 19,958,760 and 19,923,277 shares issued and outstanding	129,253	128,541
Retained earnings	28,720	27,436
Accumulated other comprehensive income	58	58
Total shareholders' equity	158,031	156,035
Total liabilities and shareholders' equity	$170,470	$168,422

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,
(in thousands, except per common share amounts)	2020	2019

Revenues	$10,701	$9,401
Cost of revenues	2,433	2,643
Gross margin	8,268	6,758
Operating expenses
Selling, general, and administrative	4,408	3,514
Research and development	809	526
Total operating expenses	5,217	4,040

Income from operations	3,051	2,718

Other income (expense)
Interest income	61	11
Change in valuation of contingent consideration	(121)	–
Income on currency exchange	5	4
Total other income (expense)	(55)	15

Income before provision for income taxes	2,996	2,733
Provision for income taxes	(517)	(675)
Net Income	$2,479	$2,058

Earnings per share
Basic	$0.12	$0.12
Diluted	$0.12	$0.11

Weighted-average common shares outstanding
Basic	19,930	17,609
Diluted	20,799	18,307

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three months Ended November 30,
(in thousands, except per common share amounts)	2020	2019

Common stock and additional paid in capital
Balance, beginning of period	$128,541	$15,327
Exercise of stock options	180	136
Stock-based compensation	449	295
Shares issued to Directors for services	83	72
Balance, end of period	$129,253	$15,830

Retained earnings
Balance, beginning of period	$27,436	$22,355
Declaration of dividend	(1,195)	(1,056)
Net income	2,479	2,058
Balance, end of period	$28,720	$23,357

Accumulated other comprehensive income
Balance, beginning of period	$58	$–
Other comprehensive income	–	–
Balance, end of period	$58	$–
Total shareholders’ equity	$158,031	$39,187
Common dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended November 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$2,479	$2,058
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	865	671
Change in value of contingent consideration	121	–
Amortization of note premiums	630	–
Stock-based compensation	532	367
Deferred income taxes	47	(28)
(Increase) decrease in
Accounts receivable	91	(1,327)
Revenues in excess of billings	256	(247)
Prepaid income taxes	410	678
Prepaid expenses and other assets	(141)	143
Increase (decrease) in
Accounts payable	(15)	381
Accrued payroll and other expenses	49	(44)
Billings in excess of revenues	65	91
Deferred revenue	(56)	(109)
Net cash provided by operating activities	5,333	2,634

Cash flows used in investing activities
Purchases of property and equipment	(205)	(32)
Purchases of short-term investments	(30,959)	–
Proceeds from sale of short-term investments	6,018	–
Capitalized computer software development costs	(728)	(507)
Net cash used in investing activities	(25,874)	(539)

Cash flows used in financing activities
Payment of dividends	(1,195)	(1,056)
Proceeds from the exercise of stock options	180	136
Net cash used in financing activities	(1,015)	(920)

Net increase (decrease) in cash and cash equivalents	(21,556)	1,175
Cash and cash equivalents, beginning of year	49,207	11,435
Cash and cash equivalents, end of period	$27,651	$12,610

Supplemental disclosures of cash flow information
Income taxes paid	$57	$25

Non-Cash Investing and Financing Activities
Right of use assets capitalized	$–	$903

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2020, should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on November 16, 2020. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Organization

Simulations Plus, Inc. (“Simulations Plus”, “Lancaster”) was incorporated on July 17, 1996. In September 2014, Simulations Plus acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”, “Buffalo”) and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. In June 2017, Simulations Plus acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary. In April 2020, Simulations Plus, Inc. acquired Lixoft, a French société par actions simplifiée (“Lixoft”, “Paris”) as a wholly owned subsidiary pursuant to a stock purchase and contribution agreement. (Collectively, “Company”, “we”, “us”, “our”).

Lines of Business

The Company designs and develops pharmaceutical simulation software to promote cost-effective solutions to a number of problems in pharmaceutical research and in the education of pharmacy and medical students, and it provides consulting services to the pharmaceutical and chemical industries. Recently, the Company has begun to explore developing software applications for health care outside of the pharmaceutical industry.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Simulations Plus, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Revenue Recognition

We generate revenue primarily from the sale of software licenses and by providing consulting services to the pharmaceutical industry for drug development.

In accordance with Accounting Standards Codification Topic 606 (ASC Topic 606), “Revenue from Contracts with Customers”, the Company determines revenue recognition through the following steps:

i.	Identification of the contract, or contracts, with a customer
ii.	Identification of the performance obligations in the contract
iii.	Determination of the transaction price
iv.	Allocation of the transaction price to the performance obligations in the contract
v.	Recognition of revenue when, or as, the Company satisfies a performance obligation

Deferred Commissions

Sales commissions earned by our sales force and our commissioned sales representatives are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts are deferred and then amortized on a straight-line basis over a period of benefit. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses on the condensed consolidated statements of operations.

We apply the practical expedient in ASC Topic 606 to expense costs as incurred for sales commissions when the period of benefit would have been one year or less. Most of our contracts are of a duration of one year or less, while few, if any of the longer-term contracts have commissions associated with them.

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

•

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of November 30, 2020. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

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

Investments

We may invest excess cash balances in short-term and long-term marketable debt securities. Investments may consist of certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. The Company accounts for its investment in marketable securities in accordance with Financial Accounting Standards Board (FASB) ASC 320, Investments – Debt and Equity Securities. This statement requires debt securities to be classified into three categories:

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

The Company classifies its investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the quarter ended November 30, 2020, all of the Company’s investments were classified as held-to-maturity.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $325 thousand and $314 thousand for the three months ended November 30, 2020 and 2019, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Internal-use Software

The Company has a service contract related to the implementation of internally used software. In accordance with ASC 350-40 “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, the Company has capitalized certain internal-use software which are included in long-term assets.

The amortization will be classified as selling, general, and administrative expenses on the condensed consolidated statement of operations and maintenance and minor upgrades are charged to expense as incurred. Gains and losses on disposals are included in the results of operations. No amortization has been expensed for the project as it is still in progress.

Leases

Supplemental balance sheet information related to operating leases was as follows as of November 30, 2020:

(in thousands)
Right of use assets	$768
Lease Liabilities, Current	$395
Lease Liabilities, Long-term	$376
Operating lease costs	$165
Weighted Average remaining lease term	2.0 years
Weighted Average Discount rate	4.25%

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of November 30, 2020, the Company determined that it has four reporting units: Simulations Plus, Cognigen, DILIsym and Lixoft. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of November 30, 2020, the entire balance of goodwill was attributed to three of the Company's reporting units, Cognigen, DILIsym, and Lixoft. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company did not recognize any impairment charges during the three months ended November 30, 2020 and 2019.

Reconciliation of Goodwill for the period ended November 30, 2020:

(in thousands)	Cognigen	DILIsym	Lixoft	Total
Balance, August 31, 2020	$4,789	$5,598	$2,534	$12,921
Addition	–	–	–	–
Impairments	–	–	–	–
Balance, November 30, 2020	$4,789	$5,598	$2,534	$12,921

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

The following table summarizes fair value measurements at November 30, 2020 and August 31, 2020 for assets and liabilities measured at fair value on a recurring basis:

November 30, 2020:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$27,651	$–	$–	$27,651
Short-term investments	$91,115	$–	$–	91,115
Acquisition-related contingent consideration obligations	$–	$–	$4,852	$4,852

August 31, 2020:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$49,207	$–	$–	$49,207
Short-term investments	$66,804	$–	$–	$66,804
Acquisition-related contingent consideration obligations	$–	$–	$4,731	$4,731

As of November 30, 2020 and August 31, 2020, the Company has a liability for contingent consideration related to its acquisition of Lixoft. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value:

(in thousands)

Value at August 31, 2020	$4,731
Contingent consideration payments	–
Change in value of contingent consideration	121
Value at November 30, 2020	$4,852

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

Intellectual property

The following table summarizes intellectual property as of November 30, 2020:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$66	$9
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	3,925	2,075
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,108	1,742
Intellectual rights of Entelos Holding Corp.	Straight line 10 years	50	11	39
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	334	7,676
		$16,985	$5,444	$11,541

The following table summarizes intellectual property as of August 31, 2020:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$64	$11
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	3,775	2,225
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,029	1,821
Intellectual rights of Entelos Holding Corp.	Straight line 10 years	50	10	40
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	209	7,801
		$16,985	$5,087	$11,898

Total amortization expense for intellectual property agreements for the three months ended November 30, 2020 and 2019 was $357 thousand and $232 thousand, respectively.

Other intangible assets

The following table summarizes the Company’s other intangible assets as of November 30, 2020:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Cognigen
Customer relationships	Straight line 8 years	$1,100	$859	$241
Trade name	None	500	–	500
Covenants not to compete	Straight line 5 years	50	50	–
DILIsym
Customer relationships	Straight line 10 years	1,900	665	1,235
Trade name	None	860	–	860
Covenants to compete	Straight line 4 years	80	70	10
Lixoft
Customer relationships	Straight line 14 years	2,550	122	2,428
Trade name	None	1,550	–	1,550
Covenants to compete	Straight line 3 years	60	13	47
		$8,650	$1,779	$6,871

The following table summarizes the Company’s other intangible assets as of August 31, 2020:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net book value
Cognigen
Customer relationships	Straight line 8 years	$1,100	$825	$275
Trade name	None	500	–	500
Covenants not to compete	Straight line 5 years	50	50	–
DILIsym
Customer relationships	Straight line 10 years	1,900	618	1,282
Trade name	None	860	–	860
Covenants to compete	Straight line 4 years	80	65	15
Lixoft
Customer relationships	Straight line 14 years	2,550	76	2,474
Trade name	None	1,550	–	1,550
Covenants to compete	Straight line 3 years	60	8	52
		$8,650	$1,642	$7,008

Amortization expense for each of the three months ended November 30, 2020 and 2019 was $137 thousand and $87 thousand, respectively. According to policy in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2020 and 2019 were as follows:

	Three months ended November 30,
(in thousands)	2020	2019
Numerator:
Net income attributable to common shareholders	$2,479	$2,058

Denominator:
Weighted-average number of common shares outstanding during the period	19,930	17,609
Dilutive effect of stock options	869	698
Common stock and common stock equivalents used for diluted earnings per share	$20,799	$18,307

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation expense was $449 thousand and $295 thousand for the three months ended November 30, 2020 and 2019, respectively. This expense is included in the condensed consolidated statements of operations as Selling, general, and administration and Research and development expense.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the three months ended November 30, 2020 and 2019.

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

We do not expect any other recently issued accounting pronouncements to have a material effect on our financial statements.

NOTE 3: REVENUE RECOGNITION

Contract Liabilities

During the three months ended November 30, 2020 and 2019, the Company recognized $296 thousand and $306 thousand of revenue that was included in contract liabilities as of August 31, 2020 and 2019, respectively.

Disaggregation of Revenues

(in thousands)	Three months Ended November 30,
Disaggregation of revenues:	2020	2019
Software licenses
Point in time	$6,001	$4,363
Over time	211	251
Consulting services
Over time	4,489	4,787
Total Revenue	$10,701	$9,401

Remaining Performance Obligations

Remaining performance obligations that do not fall under the expedients require the Company to perform various consulting and software development services of approximately $2.7 million. It is anticipated these revenues will be recognized within the next twelve months.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	November 30, 2020	August 31, 2020
Equipment	$930	$865
Computer equipment	572	548
Furniture and fixtures	161	161
Leasehold improvements	114	114
Construction in progress	115	–
Sub total	1,892	1,688
Less: accumulated depreciation	(1,296)	(1,250)
Net book value	$596	$438

NOTE 5: INVESTMENTS

The Company invests a portion of its excess cash balances in short-term debt securities. Investments at November 30, 2020 consisted of corporate bonds with maturities remaining of less than 12 months. The Company may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. The Company accounts for its investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities. At November 30, 2020, all investments were classified as held-to-maturity securities.

The following tables summarize the Company’s short-term investments as of November 30, 2020 and August 31, 2020:

November 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$91,115	$–	$(48)	$91,067
Total	$91,115	$–	$(48)	$91,067

August 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$66,804	$–	$(61)	$66,743
Total	$66,804	$–	$(61)	$66,743

NOTE 6: CONTRACTS PAYABLE

DILIsym Acquisition Liabilities:

On June 1, 2017, the Company acquired DILIsym. The agreement provided for a working capital adjustment, an eighteen-month $1.0 million holdback provision against certain representations and warranties, and an earnout agreement of up to an additional $5.0 million in earnout payments based on earnings over three years following acquisition. The earnout liability has been recorded at an estimated fair value. Payments under the earnout liability started in FY 2019. In September 2018, $1.6 million was paid out under the first earnout payment, a second earnout payment was made in August 2019 in the amount of $1.7 million. The final payment of $1.8 million was paid in August 2020. In addition, no claims were made against the holdback and the $1.0 million was released eighteen months after June 1, 2017.

Lixoft Acquisition Liabilities:

On April 1, 2020, the Company acquired Lixoft. The agreement provided for a twenty-four month $2.0 million holdback provision against certain representations and warrantees, comprised of $1.3 million of cash and the release from an escrow shares of stock valued at $667 thousand issued at the date of the agreement. In addition, based on a revenue growth formula for the two years subsequent to April 1, 2020, the agreement calls for earnout payments of up to $5.5 million (two-thirds cash and one-third newly issued, restricted shares of the Company’s common stock). The former shareholders of Lixoft can earn up to $2.0 million the first year and $3.5 million in year two.

As of November 30, 2020 and August, 31, 2020 the following liabilities have been recorded:

(in thousands)	November 30, 2020	August 31, 2020
Holdback liability — Lixoft	$1,333	$1,333
Earnout liability — Lixoft	4,852	4,731
Sub total	$6,185	$6,064
Less: current portion	2,000	2,000
Long-term portion	$4,185	$4,064

NOTE 7: COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 13,500 square feet of space in Lancaster, California. The original lease had a five-year term with two, three-year options to extend. The initial five-year term expired in February 2011, and we extended the lease to February 2, 2014. In June 2013, the lease was amended to extend the term to February 2, 2017. The amended lease also provides for an annual base rent increase of 3% per year and two, two-year options to extend. In May 2016 the Company exercised the two, two-year options extending the term of the lease through February 2, 2021 at a fixed rate of $25 thousand per month. The new extension agreement allowed the Company with 90 days’ notice to opt out of the remaining lease in the last two years of the term upon payment of a recapture payment equal to the 3% base payment increase that would have been due under the original agreement. Refer to subsequent events footnote for details of the third amendment to the lease for the property in Lancaster, CA.

Our Cognigen subsidiary leases approximately 12,623 square feet of space in Buffalo, New York. The initial five-year term expired in October 2018 and was renewed for a three-year option extending it to November 2021. The new base rent is $16 thousand per month.

DILIsym leases approximately 2,700 square feet of space in Research Triangle Park, North Carolina. The initial three-year term was due to expire October 2020. An amendment to the initial lease became effective April 1, 2020, which added 686 square feet and extended the term of the lease to September 30, 2023. The new base rent is approximately $8 thousand per month with an annual 3% adjustment.

In Paris, France, Lixoft leases approximately 2,300 square feet of office space, which as of April 1, 2020, had minimum payments equaling $288 thousand. The lease is for a 9-year term, with an option to terminate every 3 years, and expires in November of 2024. The rent is $16 thousand per quarter and can be adjusted each December based on a consumer price index.

Rent expense, including common area maintenance fees for the three months ended November 30, 2020, and 2019 was $185 thousand and $145 thousand, respectively.

Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more at November 30, 2020 were as follows:

(in thousands) Years Ending November 30,
2021	$412
2022	170
2023	155
2024	61
Future minimum lease payments	$798

Line of Credit

On March 31, 2020, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement provides the Company with a credit facility of $3.5 million through April 15, 2022. As of November 30, 2020, there were no amounts drawn against the line of credit.

Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its key management personnel that may require compensation payments upon termination.

License Agreement

The Company had a royalty agreement with Dassault Systèmes Americas Corp. for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we paid a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. This agreement was renegotiated, and the Company does not bear any royalty obligations towards Dassault Systèmes Americas Corp. effective as of June 30, 2019. In addition, the license agreement terminated on September 5, 2020.

The Company is in the process of making arrangements to replace the database.

Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as India and France. Our federal income tax returns for fiscal year 2017 thru 2019 are open for audit, and our state tax returns for fiscal year 2016 through 2019 remain open for audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

Legal Proceedings

We may be subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business; however, at this time, we are not a party to any legal proceedings and are not aware of any pending, threatened, or unasserted legal proceedings of any kind.

NOTE 8: SHAREHOLDERS’ EQUITY

Dividend

The Company’s Board of Directors declared cash dividends during the first quarter of fiscal year 2021 and during fiscal year 2020. The details of the dividends paid are in the following tables:

(in thousands, except dividend per share amounts)	Fiscal Year 2021
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/26/2020	11/02/2020	19,924	$0.06	$1,195
Total				$1,195

(in thousands, except dividend per share amounts)	Fiscal Year 2020
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2019	11/01/2019	17,606	$0.06	$1,056
1/27/2020	2/03/2020	17,646	$0.06	1,059
4/24/2020	5/01/2020	17,769	$0.06	1,066
7/27/2020	8/03/2020	17,820	$0.06	1,069
Total				$4,250

Stock Option Plan

On February 23, 2007, the Board of Directors adopted and the shareholders approved the 2007 Stock Option Plan under which a total of 1.0 million shares of common stock were reserved for issuance. On February 25, 2014 the shareholders approved an additional 1.0 million shares increasing the total number of shares available to be granted under the 2007 Stock Option Plan to 2.0 million. This plan terminated in February 2017 by its term.

On December 23, 2016 the Board of Directors adopted, and on February 23, 2017 the shareholders approved, the 2017 Equity Incentive Plan under which a total of 1.0 million shares of common stock were reserved for issuance. This plan will terminate in December 2026 by its term.

On November 20, 2020, the Board of Directors adopted an amendment to the 2017 Equity Incentive Plan to increase the number of shares reserved for issuance under the plan from 1.0 million shares of common stock to 1.75 million shares of common stock. The amendment is subject to shareholder approval at the Company’s upcoming annual shareholder meeting.

As of November 30, 2020, employees and directors hold Qualified Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs) to purchase 1.2 million shares of common stock at exercise prices ranging from $6.75 to $61.84.

The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts)	Number of	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual
Transactions during the three months ended November 30, 2020	Options	Per Share	Life
Outstanding, August 31, 2020	1,224	$17.76	6.79
Granted	26	$59.91
Exercised	(34)	$14.04
Cancelled/Forfeited	(11)	$24.18
Outstanding, November 30, 2020	1,205	$18.73	6.62
Exercisable, November 30, 2020	583	$11.16	5.35

The weighted-average remaining contractual life of options outstanding issued under the Plan, both ISOs and NQSOs, was 6.62 years at November 30, 2020. The total fair value of nonvested stock options as of November 30, 2020 was $19.1 million and is amortizable over a weighted average period of 3.18 years.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the current fiscal year 2021 and fiscal year 2020:

(in thousands except pricing)	Three months ended, November 30 2020	Fiscal Year 2020
Estimated fair value of awards granted	$560	$2,997
Unvested forfeiture rate	0%	0%
Weighted average grant price	$59.91	$39.23
Weighted average market price	$59.91	$39.23
Weighted average volatility	36.35%	33.56%
Weighted average risk-free rate	0.47%	1.39%
Weighted average dividend yield	0.40%	0.65%
Weighted average expected life	6.65 years	6.67 years

The exercise prices for the options outstanding at November 30, 2020 ranged from $6.75 to $61.84, and the information relating to these options is as follows:

(in thousands except prices)
Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.75	$8.00	169	3.77 years	$6.85	169	3.77 years	$6.85
$8.01	$16.00	535	5.80 years	$9.99	337	5.74 years	$9.99
$16.01	$24.00	208	7.51 years	$20.42	49	6.19 years	$20.61
$24.01	$38.00	204	8.90 years	$33.46	28	8.70 years	$34.83
$38.01	$52.00	20	9.31 years	$38.64	–	–	$–
$52.01	$61.84	69	9.68 years	$61.10	–	–	$–
		1,205	6.62 years	$18.73	583	5.35 years	$11.16

During the three months ended November 30, 2020 the company issued 1,275 shares of stock to nonmanagement directors of the Company valued at $83 thousand as compensation for services rendered to the Company.

In August 2020, the company closed an underwritten public offering of 2,090,909 shares of its common stock to the public at $55.00 per share, which included the full exercise of the underwriters’ option to purchase 272,727 additional shares of common stock. The aggregate gross proceeds to the company from this offering were approximately $115 million, before deducting underwriting discounts and commissions; net proceeds were approximately $107.7 million. The offering was made pursuant to the Company’s automatic shelf registration statement on Form S-3 filed with the SEC on July 9, 2020.

The balance of par value common stock and additional paid in capital as of November 30, 2020 was $10 thousand and $129.2 million, respectively.

NOTE 9: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, trade accounts receivable and short-term investments. The Company holds cash and cash equivalents at banks located in California and North Carolina with balances that often exceed FDIC-insured limits. In addition, the Company holds cash at a bank in France that is not FDIC-insured. Historically, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. However, considering the current banking environment, the Company is investigating alternative ways to minimize its exposure to such risks. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition. The Company maintains cash at financial institutions that may, at times, exceed federally insured limits. As of November 30, 2020 the Company had cash and cash equivalents exceeding insured limits by $13.8 million.

Revenue concentration shows that international sales accounted for 33% and 30% of net sales for the three months ended November 30, 2020 and 2019, respectively. Three customers accounted for 17%, 7% and 5% of net sales during the three months ended November 30, 2020. Four customers accounted for 13%, 8%, 6%, and 6% (a dealer account in Japan representing various customers) of net sales during the three months ended November 30, 2019.

Accounts receivable concentration shows that five customers comprised 21%, 8%, 8%, 7% and 6% (a dealer account in Japan representing various customers) of accounts receivable at November 30, 2020. Accounts receivable concentration shows that four customers comprised 14%, 8%, 7% and 7% (a dealer account in Japan representing various customers) of accounts receivable at November 30, 2019.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

The majority of our customers are in the pharmaceutical industry. During economic downturns, we have seen consolidations in the pharmaceutical industry. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous factors we cannot reliably predict, including the duration and scope of the pandemic; businesses and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our products and services on an ongoing basis. As a result, our growth rate could be affected by consolidation and downsizing in the pharmaceutical industry.

NOTE 10: SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenues in accordance with guidance issued by the FASB. Our reportable segments are strategic business units that offer different products and services.

Results for each segment and consolidated results are as follows for the three months ended November 30, 2020 and 2019:

(in thousands)	Three Months Ended November 30, 2020
	Simulations Plus	Cognigen	DILIsym	Lixoft*	Eliminations	Total
Revenues	$5,432	$2,668	$1,372	$1,229	$–	$10,701
Income from operations before income taxes	$2,365	$206	$(45)	$525	$–	$3,051
Total assets	$162,871	$12,279	$14,180	$20,628	$(39,488)	$170,470
Capital expenditures	$139	$63	$–	$3	$–	$205
Capitalized software costs	$568	$–	$43	$117	$–	$728
Depreciation and amortization	$451	$81	$149	$184	$–	$865

*	The Company purchased Lixoft on April 1, 2020.

(in thousands)	Three Months Ended November 30, 2019
	Simulations Plus	Cognigen	DILIsym	Eliminations	Total
Revenues	$4,927	$2,387	$2,087	$–	$9,401
Income from operations	$1,903	$40	$775	$–	$2,718
Total assets	$40,656	$10,660	$14,149	$(17,702)	$47,763
Capital expenditures	$8	$17	$3	$–	$28
Capitalized software costs	$457	$20	$30	$–	$507
Depreciation and amortization	$435	$86	$150	$–	$671

In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended November 30, 2020 and 2019 were as follows:

(in thousands)	Three Months Ended November 30, 2020
	Americas	EMEA	Asia Pacific	Total
Simulations Plus	$2,518	$1,890	$1,024	$5,432
Cognigen	2,668	–	–	2,668
DILIsym	1,326	21	25	1,372
Lixoft	611	567	51	1,229
Total	$7,123	$2,478	$1,100	$10,701

(in thousands)	Three Months Ended November 30, 2019
	Americas	EMEA	Asia Pacific	Total
Simulations Plus	$2,547	$1,147	$1,233	$4,927
Cognigen	2,387	–	–	2,387
DILIsym	1,737	325	25	2,087
Total	$6,671	$1,472	$1,258	$9,401

NOTE 11: EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $121 thousand and $92 thousand for the three months ended November 30, 2020 and 2019, respectively.

NOTE 12: ACQUISITION

On March 31, 2020, the Company entered into a Stock Purchase and Contribution Agreement (the “Agreement”) with Lixoft. On April 1, 2020, the Company completed the acquisition of all outstanding equity interests of Lixoft pursuant to the terms of the Agreement, with Lixoft becoming a wholly owned subsidiary of the Company. We believe the combination of Simulations Plus and Lixoft provides substantial future potential based on the complementary strengths of each of the companies.

Under the terms of the Agreement, as described below, the Company will pay the former shareholders of Lixoft total consideration of up to $16.5 million, consisting of two-thirds cash and one-third newly issued, unregistered shares of the Company’s common stock. In addition, the Company will pay $3.5 million of excess working capital based on the March 31, 2020 financial statements of Lixoft.

On April 1, 2020, the Company paid the former shareholders of Lixoft a total of $10.8 million, comprised of cash in the amount of $9.5 million and the issuance of 111,682 shares of the Company’s common stock valued at $3.7 million, net of adjustments and a holdback for representations and warranties. Under the terms of the Agreement a price of approximately $32.15 dollars per share was used based upon the volume-weighted average closing price of the Company’s shares of common stock for the 30-consecutive-trading-day period ending two trading days prior to April 1, 2020. A total of 9,669 shares are held in an escrow account for potential offset for representations and warrantees. Within three business days following the two-year anniversary of March 31, 2020 (the date of the Agreement) and subject to any offsets for representations and warrantees, the Company will pay the former shareholders of Lixoft a total of $2.0 million, comprised of $1.3 million of cash and shares released from escrow valued at $666 thousand issued at the date of the Agreement. The Agreement provides for a two-year market standoff period in which the newly issued shares may not be sold by the recipients thereof.

In addition, the Agreement calls for earnout payments up to an additional $5.5 million, two-thirds cash and one-third newly issued, unregistered shares of the Company’s common stock based on a revenue growth formula each year for the two years subsequent to April 1, 2020. The former shareholders can earn up to $2.0 million the first year and $3.5 million in year two. The earnout liability has been recorded at fair value.

Under the acquisition method of accounting, the total purchase price reflects Lixoft’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (April 1, 2020). The following table summarizes the preliminary allocation of the purchase price for Lixoft:

(in thousands)
Assets acquired, including cash of $3,799 and accounts receivable of $629	$5,007
Developed technologies acquired	8,010
Estimated value of intangible assets acquired (customer lists, trade name etc.)	4,160
Estimated goodwill acquired	2,534
Liabilities assumed	(1,118)
Total consideration	$18,593

Goodwill was provided in the transaction based on estimates of future earnings of this subsidiary including anticipated synergies associated with the positioning of the combined company as a leader in Model-Based Drug Development.

Consolidated supplemental Pro Forma information

The following unaudited consolidated supplemental pro forma information assumes that the acquisition of Lixoft took place on September 1, 2019 for the income statement for the three-month period ended November 30, 2020. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Lixoft to reflect the same expenses in the three-month perioded ended November 30, 2019. The adjustments include costs of acquisition, and amortization of intangibles and other technologies acquired during the merger, assuming the fair value adjustments applied on September 1, 2019, together with consequential tax effects.

	For the three-month period ended
(in thousands)	November 30, (Unaudited)
	(Actual)	(Pro forma)
	2020	2019
Net sales	$10,701	$10,521
Net income	$2,479	$2,516

NOTE 13: SUBSEQUENT EVENTS

On Wednesday, January 6, 2021, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend amount of $1.2 million will be distributed on Monday, February 1, 2021, for shareholders of record as of Monday, January 25, 2021.

On December 28, 2020, the Company entered into a Third Amendment with Crest Development Group LLC to amend a lease of real property originally entered into on September 12, 2005 as amended in June 2013 and May 2016 for property located at 42505 10th Street West, Ste. A in Lancaster, California. The Premises serves as the Company’s principal executive office. This Third Amendment (i) extends the term of the Lease by approximately five years to January 31, 2026, (ii) decreases the leased square footage from 13,500 sq. ft to 9,255 sq. ft, (iii) correspondingly reduces the base rent from $25,000 per month to $16,659 per month and (iv) allows the Company to opt out of the last 4 years of the Lease upon 180-day notice to the Landlord with no penalty.

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

Simulation Plus acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary in June 2017. The acquisition of DILIsym positioned the Company as the leading provider of Drug Induced Liver Injury (DILI) modeling and simulation software and related scientific consulting services. In addition to the DILIsym® software for analysis of potential drug-induced liver injury, DILIsym. also has developed a simulation program for analyzing nonalcoholic fatty liver disease (NAFLD) called NAFLDsym™. Both the DILIsym and NAFLDsym software programs require outputs from physiologically based pharmacokinetics (PBPK) software as inputs. Outputs generated by the GastroPlus™ PBPK software that are required by DILIsym software can be automatically mapped to DILIsym applications; thus, the integration of these technologies provides a seamless capability for analyzing the potential for drug-induced liver injury for new drug compounds and for investigating the potential for new therapeutic agents to treat NAFLD. Since the acquisition, DILIsym has applied its mechanistic modeling resources in other disease areas including idiopathic pulmonary fibrosis (IPF).

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

PRODUCTS

General

We currently offer eleven software products for pharmaceutical research and development: five simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus; DDDPlus™; MembranePlus™; DILIsym; and NAFLDsym®; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor; MedChem Designer™; and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite); a program which is designed for rapid clinical trial data analysis and regulatory submissions called PKPlus™; a program called KIWI™ from our Cognigen division that provides an integrated platform for data analysis and reporting through our proprietary secure cloud; and in April 2020 with the acquisition of Lixoft, we added the Monolix Suite of products – a modeling and simulation solution that allows nonparametric analyses, population PKPD analyses, and modeling and clinical trial simulation.

Software business

Our software business represents 58% of our total revenue during the first quarter of fiscal year 2021, and is primarily generated by the following products:

GastroPlus®

Our flagship product, originally introduced in 1998, and currently our largest single source of software revenue, is GastroPlus. GastroPlus mechanistically simulates the absorption, pharmacokinetics, pharmacodynamics, and drug-drug interactions of compounds administered to humans and animals and is currently one of the most widely used commercial software of its type by industry, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and around the world. In October 2020, GastroPlus version 9.8, which provides enhancements to non-oral delivery models, was released.

ADMET Predictor®

ADMET Predictor is a top-ranked, chemistry-based computer program that takes molecular structures (i.e., drawings of molecules represented in various formats) as inputs and uses artificial intelligence/machine learning technologies to predict approximately 175 different properties for them at an average rate of over 200,000 compounds per hour on a modern laptop computer. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, as well as to generate estimates of unknown properties for molecules that have been synthesized, but for which only a limited number of experimental properties have been measured. In September 2020, ADMET Predictor® Version 10.0 (APX), which integrates Artificial Intelligence-driven Drug Design Integration (AIDD) with PBPK, was released.

DILIsym®

The DILIsym software is a quantitative systems pharmacology (QSP) program that was introduced in 2011. QSP software models are based on the fundamental understanding of complex biological pathways, disease processes, and drug mechanisms of action, integrating information from experiments and forming hypotheses for the next experimental model. DILIsym deals with the propensity for some drug molecules to induce temporary or permanent changes in biological functions within liver cells (hepatocytes) that can result in damage to the liver (i.e., drug-induced liver injury or DILI).

Monolix SuiteTM

The Monolix Suite is a unique solution for modeling and simulation for pharmaceutical companies, biotechs, and hospitals. It supports nonparametric analyses, population PKPD analyses and modeling, and clinical trial simulation. The extended MonolixSuite contains three main products: Monolix, Simulx, and PKanalix. These products are interconnected and interoperable, i.e., allowing users to go from one application to another one without changing anything in terms of data set or of biological models. Monolix 2020R1 was released in November 2020, which combines the most advanced algorithms with unique ease of use.

Consulting Services

Our consulting business represented 42% of our total revenue during the first quarter of fiscal year 2021, and is primarily generated by the following services:

PKPD

Our clinical-pharmacology-based consulting services include pharmacokinetic and pharmacodynamic modeling, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. The Company provides modeling and simulation consulting services and assistance when an organization does not have the time or resources to use our software directly.

QSP/QST

We provide creative and insightful consulting services to support our QSP/QST modeling focused on heart failure, liver safety, radiation syndrome, as well as other areas. Pharmaceutical and biotechnology companies use our scientific consulting services to guide early drug discovery (molecule design screening and lead optimization), preclinical, and clinical development programs. This includes using our software products and services to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial designs, and simulate outcomes in special populations, such as in elderly and pediatric patients.

PBPK

Beginning in 2014, the FDA and other regulatory agencies began to emphasize the need to encourage mechanistic PBPK modeling and simulation in clinical pharmacology, with final guidance documents completed in 2018. This has resulted in an increased need for us to provide consulting-related services to support this sophisticated product. We support Model Based Drug Development in all phases of drug discovery, translational research, and clinical development when an organization does not have the time or resources to use our software, directly. More specifically, our clients seek out our consulting services to acquire scientific, therapeutic-area-related modeling and simulation expertise that they do not have in-house.

Summary Results of Operations

Comparison of Three Months Ended November 30, 2020 and 2019.

The following table sets forth our condensed statements of operations (in thousands) and the percentages that such items bear to net sales:

(in thousands)	Three Months Ended November 30,
	2020		2019
Revenues	$10,701	100.0%	$9,401	100.0%
Cost of revenues	2,433	23	2,643	28
Gross margin	8,268	77	6,758	72
Selling, general and administrative	4,408	41	3,514	37
Research and development	809	8	526	6
Total operating expenses	5,217	49	4,040	43
Income from operations	3,051	29	2,718	29
Other income (expense)	(55)	(1)	15	0.2
Income before provision for income taxes	2,996	28	2,733	29
(Provision for) income taxes	(517)	(5)	(675)	(7)
Net income	$2,479	23%	$2,058	22%

Consolidated Revenues

Consolidated revenues increased by 14% or $1.3 million to $10.7 million for the three months ended November 30, 2020 compared to $9.4 million for the three months ended November 30, 2019.

This increase is primarily due to a $1.6 million or 35% increase in consolidated software-related revenue, offset by a $0.3 million or 6% decrease in consolidated consulting and analytical study revenues when comparing the three-month periods ended November 30, 2020 and November 30, 2019.

Consolidated Cost of Revenues

Consolidated cost of revenues decreased by $0.2 million, or 8%, to $2.4 million for the three-month period ended November 30, 2020 compared to $2.6 million for the three-month period ended November 30, 2019. The decrease is primarily due to a $0.2 million decrease in labor-related contract research organization fees for the DILIsym division.

Consolidated Gross Margin

Consolidated gross margin increased $1.5 million or 22% to $8.3 million for the three-month period ended November 30, 2020 compared to $6.8 million for the three-month period ended November 30, 2019.

The higher gross margin is primarily due to the addition of the Lixoft division, which contributed $1.0 million to the increase, as well as due to the Simulations Plus division’s gross margin increase of $0.5 million or 13%. The Cognigen Division gross margin increased $0.4 million or 36%, with a gross margin percentage of 57% for the quarter. This was offset by a decrease for DILIsym Divisions’ gross margin of $0.5 million or 32% with a gross margin percentage of 72% for the quarter.

Overall gross margin percentage increased by 5% to 77% for the three-month period ended November 30, 2020 from 72% for the three-month period ended November 30, 2019.

Consolidated Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $0.9 million, or 25% to $4.4 million for the three-month period ended November 30, 2020 from $3.5 million for the three-month period ended November 30, 2019. As a percent of revenues, Selling, general, and administrative expense increased from 37% to 41% for the same comparative periods.

The increase in Selling, General, and Administrative expense was primarily due to the following:

•	Salaries and wage increased by $391 thousand due to higher corporate salaries and bonuses, higher headcount and higher contract labor costs;
•	Payroll tax expense increased $218 thousand due to higher headcount and wages;
•	Insurance expense increased by $116 thousand due to cost increases, higher employee counts and increased liability-related insurance;
•	Professional fees increased by $95 thousand due to higher accounting costs.

Research and Development

Total research and development costs increased by $0.5 million for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. During the first quarter of FY 2021, we incurred approximately $1.5 million of research and development costs; of this amount, $0.7 million was capitalized and $0.8 million was expensed. For the three months ended November 30, 2019 we incurred approximately $1.0 million of research and development costs, of this amount, $0.5 million was capitalized and $0.5 million was expensed.

Other Income (Expense)

Total other expense was $55 thousand for the three months ended November 30, 2020 compared to total other income of $15 thousand for the three months ended November 30, 2019. The decrease of $70 thousand is primarily due to a change in the valuation of contingent consideration, partially offset by an increase in interest income resulting from short-term investments.

Provision for Income Taxes

The provision for income taxes was $0.5 million for the three months ended November 30, 2020 compared to $0.7 million for the same period in the previous year. Our effective tax rate decreased 7.4% to 17.3% for the three months ended November 30, 2020 from 24.7% during the same period of the previous year.

Net Income

Net income increased by $0.4 million, or 20.5%, for the three months ended November 30, 2020 to $2.5 million from $2.1 million for the same period in the previous year.

Segment Results of Operations

Revenue

(in thousands)	Three Months Ended November 30,
	2020	2019	Change ($)	Change (%)
Simulations Plus	$5,432	$4,927	$505	10%
Cognigen	2,668	2,387	281	12
DILIsym	1,372	2,087	(715)	(34)
Lixoft*	1,229	–	1,229	100
Total	$10,701	$9,401	$1,300	14%

Cost of Revenue

(in thousands)	Three Months Ended November 30,
	2020	2019	Change ($)	Change (%)
Simulations Plus	$711	$744	$(33)	(4)%
Cognigen	1,145	1,271	(126)	(10)
DILIsym	386	628	(242)	(39)
Lixoft*	191	–	191	100
Total	$2,433	$2,643	$(210)	(8)%

Gross Margin

(in thousands)	Three Months Ended November 30,
	2020	2019	Change ($)	Change (%)
Simulations Plus	$4,721	$4,183	$538	13%
Cognigen	1,523	1,116	407	36
DILIsym	986	1,459	(473)	(32)
Lixoft*	1,038	–	1,038	100
Total	$8,268	$6,758	$1,510	22%

*Lixoft was acquired on April 1, 2020.

Three Months Ended November 30, 2020 compared with Three Months Ended November 30, 2019

Simulations Plus

Revenue increased $505 thousand or 10%, primarily due to higher sales from GastroPlus ($357 thousand) and ADMET Software ($94 thousand). Cost of revenue decreased marginally during the periods. Gross margin increased $538 thousand or 13%, primarily due to the change in revenue.

Cognigen

Revenue increased $281 thousand or 12%, primarily due to an increase in grant revenue of $248 thousand. Cost of revenue decreased $126 thousand or 10%, primarily due to a reduction in salaries. Gross margin increased $407 thousand or 36%, primarily due to the increase in income.

DILIsym

Revenue decreased $715 thousand or 34%, primarily due to lower revenue from DILIsym consulting services. Cost of revenue decreased $242 thousand or 39%, primarily due to a decrease in contract research organization fees of $226 thousand. Gross margin decreased $473 thousand or 32%, primarily due to the change in revenue.

Lixoft

Revenue increased $1.2 million due to the purchase of Lixoft on April 1, 2020. Software sales of Monolix Suite generated 95% of total revenue and 5% was generated from consulting services. Cost of revenue increased $191 thousand, and gross margin was $1.0 million due to the purchase of Lixoft on April 1, 2020.

Liquidity and Capital Resources

Historically, our principal sources of capital have been cash flows from our operations. We have achieved continuous positive operating cash flow over the last eleven fiscal years. We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

In August 2020, the company closed an underwritten public offering of 2,090,909 shares of its common stock to the public at $55.00 per share, which included the full exercise of the underwriters’ option to purchase 272,727 additional shares of common stock. The aggregate gross proceeds to the company from this offering were approximately $115 million, before deducting underwriting discounts and commissions; net proceeds were approximately $107.7 million. The offering was made pursuant to the Company’s automatic shelf registration statement on Form S-3 filed with the SEC on July 9, 2020.

Notwithstanding the foregoing, if cash generated from operations and the net proceeds from our underwritten public offering are insufficient to satisfy our capital requirements, we may draw from our revolving line of credit with the bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical business while maintaining expenses within operating cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of November 30, 2020 and August 31, 2020, we had cash and cash equivalents of $27.7 million and $49.2 million, respectively. We hold held-to-maturity short-term investments that are exposed to market risk related to changes in interest rates, which could affect the value of our assets and liabilities. We do not hold any trading and or available-for-sale securities. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market-rate risk.

In the three months ended November 30, 2020 and 2019, we sold $869 thousand and $841 thousand, respectively of software through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables is subject to change because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We record foreign gains and losses as they are realized. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. We do not hedge currencies or enter into derivative contracts.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of November 30, 2020, that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our material pending legal proceedings, please see Note 7, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.1 (1) †	Employment Agreement by and between the Company and Shawn O’Connor, dated as of September 3, 2020.
10.2* †	Employment Agreement by and between the Company and William W. Frederick, dated as of December 1, 2020.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

 ________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
†	Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 9, 2020.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 11, 2021.

Simulations Plus, Inc.

Date:	January 11, 2021	By: /s/ Will Frederick
Will Frederick

Chief Financial Officer

