Form 10-Q
period 2021-02-28
Simulations Plus, Inc.
filed 2021-04-14
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended February 28, 2021

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1937 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 12, 2021 was 20,107,895; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended February 28, 2021

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 28,	August 31,
(in thousands, except share and per share amounts)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$42,385	$49,207
Accounts receivable, net of allowance for doubtful accounts of $100 and $50	11,306	7,422
Revenues in excess of billings	3,837	3,093
Prepaid income taxes	1,250	970
Prepaid expenses and other current assets	1,408	1,596
Short-term investments	75,367	66,804
Total current assets	135,553	129,092
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $14,271 and $13,582	6,871	6,087
Property and equipment, net	924	438
Operating lease right of use assets	1,532	927
Intellectual property, net of accumulated amortization of $5,801 and $5,087	11,184	11,898
Other intangible assets, net of accumulated amortization of $1,917 and $1,642	6,733	7,008
Goodwill	12,921	12,921
Other assets	51	51
Total assets	$175,769	$168,422

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$400	$351
Accrued payroll and other expenses	2,891	2,251
Current portion - contracts payable	2,000	2,000
Billings in excess of revenues	258	141
Operating lease liability, current portion	469	463
Deferred revenue	523	300
Total current liabilities	6,541	5,506

Long-term liabilities
Deferred income taxes, net	2,360	2,354
Operating lease liability	1,064	463
Payments due under contracts payable	4,307	4,064
Total liabilities	14,272	12,387

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value and additional paid in capital —50,000,000 shares authorized, 20,059,528 and 19,923,277 shares issued and outstanding	130,713	128,541
Retained earnings	30,730	27,436
Accumulated other comprehensive income	54	58
Total shareholders' equity	161,497	156,035
Total liabilities and shareholders' equity	$175,769	$168,422

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended February 28, 2021 and February 29, 2020

(in thousands, except per common share amounts)	Three Months Ended		Six Months Ended
	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Revenues	$13,147	$10,350	$23,848	$19,751
Cost of revenues	2,911	2,666	5,344	5,309
Gross margin	10,236	7,684	18,504	14,442
Operating expenses
Selling, general, and administrative	5,458	4,110	9,866	7,623
Research and development	1,292	748	2,101	1,274
Total operating expenses	6,750	4,858	11,967	8,897

Income from operations	3,486	2,826	6,537	5,545

Other income (expense)
Interest income	58	12	119	22
Interest expense	(22)	–	(22)	–
Change in value of contingent consideration	(122)	–	(243)	–
Income/(Loss) on currency exchange	23	(2)	28	2
Total other income (expense)	(63)	10	(118)	24

Income before provision for income taxes	3,423	2,836	6,419	5,569
Provision for income taxes	(212)	(686)	(729)	(1,361)
Net Income	$3,211	$2,150	$5,690	$4,208

Earnings per share
Basic	$0.16	$0.12	$0.28	$0.24
Diluted	$0.15	$0.12	$0.27	$0.23

Weighted-average common shares outstanding
Basic	20,006	17,638	19,968	17,624
Diluted	20,842	18,316	20,786	18,306

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	(4)	–	(4)	–
Comprehensive Income	$3,207	$2,150	$5,686	$4,208

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the three and six months ended February 28, 2021 and February 29, 2020

(in thousands, except per common share amounts)	Three Months Ended		Six Months Ended
	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Common stock and additional paid in capital
Balance, beginning of period	$129,253	$15,830	$128,541	$15,327
Exercise of stock options	656	167	836	303
Stock-based compensation	717	345	1,166	640
Shares issued to Directors for services	87	72	170	144
Balance, end of period	$130,713	$16,414	$130,713	$16,414

Retained earnings
Balance, beginning of period	$28,720	$23,357	$27,436	$22,355
Declaration of dividend	(1,201)	(1,059)	(2,396)	(2,115)
Net income	3,211	2,150	5,690	4,208
Balance, end of period	$30,730	$24,448	$30,730	$24,448

Accumulated other comprehensive income
Balance, beginning of period	$58	$–	$58	$–
Other comprehensive income (loss)	(4)	–	(4)	–
Balance, end of period	$54	$–	$54	$–
Total shareholders’ equity	$161,497	$40,862	$161,497	$40,862
Common dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	February 28, 2021	February 29, 2020
Cash flows from operating activities
Net income	$5,690	$4,208
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,776	1,345
Change in value of contingent consideration	243	–
Amortization of note premiums	1,276	–
Stock-based compensation	1,336	784
Deferred income taxes	6	(17)
Currency translation adjustments	(4)	–
(Increase) decrease in
Accounts receivable	(3,884)	(2,218)
Revenues in excess of billings	(744)	(880)
Prepaid income taxes	(280)	308
Prepaid expenses and other assets	188	92
Increase (decrease) in
Accounts payable	51	421
Accrued payroll and other expenses	640	(114)
Billings in excess of revenues	117	93
Deferred revenue	223	(197)
Net cash provided by operating activities	6,634	3,825

Cash flows used in investing activities
Purchases of property and equipment	(583)	(73)
Purchases of short-term investments	(40,789)	–
Proceeds from sale of short-term investments	30,950	–
Capitalized computer software development costs	(1,474)	(1,127)
Net cash used in investing activities	(11,896)	(1,200)

Cash flows used in financing activities
Payment of dividends	(2,396)	(2,115)
Proceeds from the exercise of stock options	836	303
Net cash used in financing activities	(1,560)	(1,812)

Net increase (decrease) in cash and cash equivalents	(6,822)	813
Cash and cash equivalents, beginning of year	49,207	11,436
Cash and cash equivalents, end of period	$42,385	$12,249

Supplemental disclosures of cash flow information
Income taxes paid	$878	$1,066

Non-Cash Investing and Financing Activities
Right of use assets capitalized	$905	$903

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended February 28, 2021, should be read in conjunction with the our Annual Report on Form 10-K for the year ended August 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on November 16, 2020. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Organization

Simulations Plus, Inc. (“Simulations Plus”) was incorporated on July 17, 1996. In September 2014, Simulations Plus acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”) and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. In June 2017, Simulations Plus acquired DILIsym Services, Inc. (“DILIsym”) as a wholly owned subsidiary. In April 2020, Simulations Plus, Inc. acquired Lixoft, a French société par actions simplifiée (“Lixoft”) as a wholly owned subsidiary pursuant to a stock purchase and contribution agreement. (Collectively, “Company”, “we”, “us”, “our”).

Lines of Business

We are a premier developer of drug discovery and development software for modeling and simulation, and for the prediction of molecular properties utilizing artificial intelligence and machine learning based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and for submissions to regulatory agencies. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, food industry companies, and to regulatory agencies worldwide for use in the conduct of industry-based research.

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

In accordance with Accounting Standards Codification Topic 606 (ASC Topic 606), “Revenue from Contracts with Customers”, we determine revenue recognition through the following steps:

i.	Identification of the contract, or contracts, with a customer
ii.	Identification of the performance obligations in the contract
iii.	Determination of the transaction price
iv.	Allocation of the transaction price to the performance obligations in the contract
v.	Recognition of revenue when, or as, we satisfy a performance obligation

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

Practical Expedients and Exemptions

We have elected the following additional practical expedients in applying Topic 606:

•	Commission Expense: We apply the practical expedient in ASC Topic 606 to expense costs as incurred for sales commissions when the period of benefit is one year or less. Most of our contracts are of a duration of one year or less; few, if any of the longer term contracts have commissions associated with them.

•

Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of February 28, 2021. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

We applied the practical expedient to not disclose the amount of transaction price allocated to unsatisfied performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Investments

We may invest excess cash balances in short-term and long-term marketable debt securities. Investments may consist of certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. We account for our investment in marketable securities in accordance with Financial Accounting Standards Board (FASB) ASC 320, Investments – Debt and Equity Securities. This statement requires debt securities to be classified into three categories:

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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the quarter ended February 28, 2021, all of our investments were classified as held-to-maturity.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $365 thousand and $314 thousand for the three months ended February 28, 2021 and February 29, 2020, respectively and $690 thousand and $628 thousand for the six months ended February 28, 2021 and February 29, 2020, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Internal-use Software

We have a service contract related to the implementation of internally used software. In accordance with ASC 350-40 “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, we have capitalized certain internal-use software which are included in long-term assets.

The amortization will be classified as selling, general, and administrative expenses on the condensed consolidated statement of operations and maintenance and minor upgrades are charged to expense as incurred. Gains and losses on disposals are included in the results of operations. No amortization has been expensed for the project as it is still in progress.

Leases

Supplemental balance sheet information related to operating leases was as follows as of February 28, 2021:

(in thousands)
Right of use assets	$1,532
Lease Liabilities, Current	$469
Lease Liabilities, Long-term	$1,064
Operating lease costs	$314
Weighted Average remaining lease term	3.0 years
Weighted Average Discount rate	3.79%

Intangible Assets and Goodwill

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and recognizes the assets acquired and liabilities assumed at their acquisition-date fair value. Acquired intangible assets include customer relationships, software, trade names, and noncompete agreements. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is not amortized, instead it is tested for impairment annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of February 28, 2021, we determined that we have four reporting units: Simulations Plus, Cognigen, DILIsym and Lixoft. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. we are required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of February 28, 2021, the entire balance of goodwill was attributed to three of the our reporting units: Cognigen, DILIsym, and Lixoft. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We did not recognize any impairment charges during the three months and six months ended February 28, 2021 and February 29, 2020.

Reconciliation of Goodwill as of February 28, 2021:

(in thousands)	Cognigen	DILIsym	Lixoft	Total
Balance, August 31, 2020	$4,789	$5,598	$2,534	$12,921
Addition	–	–	–	–
Impairments	–	–	–	–
Balance, February 28, 2021	$4,789	$5,598	$2,534	$12,921

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

The following table summarizes fair value measurements at February 28, 2021 and August 31, 2020 for assets and liabilities measured at fair value on a recurring basis:

February 28, 2021:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$42,385	$–	$–	$42,385
Short-term investments	$75,367	$–	$–	75,367
Acquisition-related contingent consideration obligations	$–	$–	$4,974	$4,974

August 31, 2020:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$49,207	$–	$–	$49,207
Short-term investments	$66,804	$–	$–	$66,804
Acquisition-related contingent consideration obligations	$–	$–	$4,731	$4,731

As of February 28, 2021 and August 31, 2020, we had a liability for contingent consideration related to our acquisition of Lixoft. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the value of the contingent consideration obligations are recorded in our Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value:

(in thousands)
Value at August 31, 2020	$4,731
Contingent consideration payments	–
Change in value of contingent consideration	243
Value at February 28, 2021	$4,974

Research and Development Costs

Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs include salaries, laboratory experiments, and purchased software that was developed by other companies and incorporated into, or used in the development of, our final products.

Income Taxes

We account for income taxes in accordance with ASC 740-10, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

Intellectual property

The following table summarizes intellectual property as of February 28, 2021:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$67	$8
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	4,075	1,925
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,188	1,662
Intellectual rights of Entelos Holding Corp.	Straight line 10 years	50	12	38
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	459	7,551
		$16,985	$5,801	$11,184

The following table summarizes intellectual property as of August 31, 2020:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$64	$11
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	3,775	2,225
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,029	1,821
Intellectual rights of Entelos Holding Corp.	Straight line 10 years	50	10	40
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	209	7,801
		$16,985	$5,087	$11,898

Total amortization expense for intellectual property agreements for the three months ended February 28, 2021 and February 29, 2020 was $357 thousand and $232 thousand, respectively, and total amortization expense for the six months ended February 28, 2021 and February 29, 2020 was $714 thousand and $465 thousand, respectively.

Other intangible assets

The following table summarizes the Company’s other intangible assets as of February 28, 2021:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Cognigen
Customer relationships	Straight line 8 years	$1,100	$894	$206
Trade name	None	500	–	500
Covenants not to compete	Straight line 5 years	50	50	–
DILIsym
Customer relationships	Straight line 10 years	1,900	713	1,187
Trade name	None	860	–	860
Covenants not to compete	Straight line 4 years	80	75	5
Lixoft
Customer relationships	Straight line 14 years	2,550	167	2,383
Trade name	None	1,550	–	1,550
Covenants not to compete	Straight line 3 years	60	18	42
		$8,650	$1,917	$6,733

The following table summarizes the Company’s other intangible assets as of August 31, 2020:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Cognigen
Customer relationships	Straight line 8 years	$1,100	$825	$275
Trade name	None	500	–	500
Covenants not to compete	Straight line 5 years	50	50	–
DILIsym
Customer relationships	Straight line 10 years	1,900	618	1,282
Trade name	None	860	–	860
Covenants not to compete	Straight line 4 years	80	65	15
Lixoft
Customer relationships	Straight line 14 years	2,550	76	2,474
Trade name	None	1,550	–	1,550
Covenants not to compete	Straight line 3 years	60	8	52
		$8,650	$1,642	$7,008

Total amortization expense for other intangible assets for the three months ended February 28, 2021 and February 29, 2020 was $138 thousand and $87 thousand, respectively, and total amortization expense for the six months ended February 28, 2021 and February 29, 2020 was $275 thousand and $174 thousand, respectively. According to policy in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and six months ended February 28, 2021 and February 29, 2020 were as follows:

(in thousands)	Three Months ended		Six Months Ended
	2021	2020	2021	2020
Numerator:
Net income attributable to common shareholders	$3,211	$2,150	$5,690	$4,208

Denominator:
Weighted-average number of common shares outstanding during the period	20,006	17,638	19,968	17,624
Dilutive effect of stock options	836	678	818	682
Common stock and common stock equivalents used for diluted earnings per share	20,842	18,316	20,786	18,306

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation expense was $804 thousand and $417 thousand for the three months ended February 28, 2021 and February 29, 2020, respectively, and $1.3 million and $784 thousand for the six months ended February 28, 2021 and February 29, 2020, respectively. This expense is included in the condensed consolidated statements of operations as Selling, general, and administration and Research and development expense.

Impairment of Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the six months ended February 28, 2021 and February 29, 2020.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions to ease the potential accounting and financial reporting burden associated with transitioning away from reference rates that are expected to be discontinued, including the London Interbank Offered Rate (“LIBOR”). This ASU is effective as of March 12, 2020 through December 31, 2022. The adoption of the new standard has not had and is not expected to have a material impact on our financial statements or related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. We adopted this ASU on September 1, 2019.

NOTE 3: REVENUE RECOGNITION

Contract Liabilities

During the three and six months ended February 28, 2021, we recognized $104 thousand and $400 thousand, respectively, of revenue that was included in contract liabilities as of August 31, 2020, and during the three and six months ended February 29, 2020, we recognized $338 thousand and $773 thousand, respectively, of revenue that was included in contract liabilities as of August 31, 2019.

Disaggregation of Revenues

The components of disaggregation of revenue for the three and six months ended February 28, 2021 and February 29, 2020 were as follows:

(in thousands)	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Software licenses:
Point in time	$7,536	$5,131	$13,472	$9,494
Over time	291	254	503	504

Consulting services:
Over time	5,320	4,965	9,873	9,753
Total revenue	$13,147	$10,350	$23,848	$19,751

Remaining Performance Obligations

Remaining performance obligations that do not fall under the expedients require us to perform various consulting and software development services of approximately $3.8 million. It is anticipated that a majority of these revenues will be recognized within the next twelve months.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	February 28, 2021	August 31, 2020
Equipment	$1,012	$865
Computer equipment	583	548
Furniture and fixtures	161	161
Leasehold improvements	123	114
Construction in progress	391	–
Sub total	2,270	1,688
Less: accumulated depreciation	(1,346)	(1,250)
Net book value	$924	$438

NOTE 5: INVESTMENTS

We invest a portion of our excess cash balances in short-term debt securities. Investments at February 28, 2021 consisted of corporate bonds with maturities remaining of less than 12 months. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. We account for investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities. At February 28, 2021, all investments were classified as held-to-maturity securities.

The following tables summarize our short-term investments as of February 28, 2021 and August 31, 2020:

February 28, 2021

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$75,367	$–	$(65)	$75,302
Total	$75,367	$–	$(65)	$75,302

August 31, 2020

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$66,804	$–	$(61)	$66,743
Total	$66,804	$–	$(61)	$66,743

NOTE 6: CONTRACTS PAYABLE

DILIsym Acquisition Liabilities:

On June 1, 2017, we acquired DILIsym. The agreement provided for a working capital adjustment, an eighteen-month $1.0 million holdback provision against certain representations and warranties, and an earnout agreement of up to an additional $5.0 million in earnout payments based on earnings over three years following acquisition. The earnout liability has been recorded at an estimated fair value. Payments under the earnout liability started in fiscal year 2019. In September 2018, $1.6 million was paid out under the first earnout payment, a second earnout payment was made in August 2019 in the amount of $1.7 million. The final payment of $1.8 million was paid in August 2020. In addition, no claims were made against the holdback and the $1.0 million holdback provision was released eighteen months after June 1, 2017.

Lixoft Acquisition Liabilities:

On April 1, 2020, we acquired Lixoft. The agreement provided for a 24 month $2.0 million holdback escrow provision against certain representations and warrantees, comprised of $1.3 million of cash and shares of stock valued at $667 thousand issued at the date of the agreement. In addition, based on a revenue growth formula for the two years subsequent to April 1, 2020, the agreement calls for earnout payments of up to $5.5 million (two-thirds cash and one-third newly issued, restricted shares of our common stock). The former shareholders of Lixoft can earn up to $2.0 million the first year and $3.5 million in year two.

As of February 28, 2021 and August 31, 2020 the following liabilities have been recorded:

(in thousands)	February 28, 2021	August 31, 2020
Holdback liability — Lixoft	$1,333	$1,333
Earnout liability — Lixoft	4,974	4,731
Sub total	$6,307	$6,064
Less: current portion	2,000	2,000
Long-term portion	$4,307	$4,064

NOTE 7: COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 9,255 square feet of space in Lancaster, California. The original lease had a five-year term with two, three-year options to extend. The initial five-year term expired in February 2011, and we extended the lease to February 2, 2014. In June 2013, the lease was amended to extend the term to February 2, 2017. The amended lease also provides for an annual base rent increase of 3% per year and two, two-year options to extend. In May 2016, we exercised the two, two-year options extending the term of the lease through February 2, 2021 at a fixed rate of $25 thousand per month. In December 2020, the lease was amended to extend the term to January 31, 2026. The amendment decreased the leased square footage from 13,500 sq. ft to 9,255 sq. ft, and correspondingly reduced the base rent from $25 thousand per month to $16.7 thousand per month. The amended lease also allows us to opt out of the last 4 years of the lease upon 180-day notice to the landlord with no penalty.

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

In Paris, France, Lixoft leases approximately 2,300 square feet of office space, which as of April 1, 2020, had minimum payments equaling $288 thousand. The lease is for a 9-year term, with an option to terminate every 3 years, and expires in November of 2024. The rent is $16 thousand per quarter (approximately $5.3 thousand per month) and can be adjusted each December based on a consumer price index.

Rent expense, including common area maintenance fees for the three months ended February 28, 2021, and February 29, 2020 was $147 thousand and $150 thousand, respectively, and $332 thousand and $295 thousand for the six months ended February 28, 2021 and February 29, 2020, respectively.

Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more at February 28, 2021 were as follows:

(in thousands) Years Ending February 28,
2022	$513
2023	370
2024	328
2025	244
2026	183
Future minimum lease payments	$1,638

Line of Credit

On March 31, 2020, we entered into a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement provides us with a credit facility of $3.5 million through April 15, 2022. As of February 28, 2021, there were no amounts drawn against the line of credit.

Employment Agreements

In the normal course of business, we have entered into employment agreements with certain of our key management personnel that may require compensation payments upon termination.

License Agreement

We had a royalty agreement with Dassault Systèmes Americas Corp. for access to their Metabolite Database for developing our Metabolite Module within ADMET Predictor™. The module was renamed the Metabolism Module when we released ADMET Predictor version 6 on April 19, 2012. Under this agreement, we paid a royalty of 25% of revenue derived from the sale of the Metabolism/Metabolite module. This agreement was renegotiated, and we do not bear any royalty obligations towards Dassault Systèmes Americas Corp. effective as of June 30, 2019. In addition, the license agreement terminated on September 5, 2020. We have not experienced any adverse impact on revenue since terminating the license agreement.

We are in the process of making arrangements to replace the database, which is expected to be completed by the end of fiscal year 2021.

Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal year 2017 thru 2019 are open for audit, and our state tax returns for fiscal year 2016 through 2019 remain open for audit.

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

NOTE 8: SHAREHOLDERS’ EQUITY

Dividends

Our Board of Directors declared cash dividends during fiscal years 2021 and 2020. The details of the dividends paid are in the following tables:

(in thousands, except dividend per share amounts)		Fiscal Year 2021
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/26/2020	11/02/2020	19,924	$0.06	$1,195
1/25/2021	2/01/2021	20,010	$0.06	1,201
Total				$2,396

(in thousands, except dividend per share amounts		Fiscal Year 2020
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2019	11/01/2019	17,606	$0.06	$1,056
1/27/2020	2/03/2020	17,646	$0.06	1,059
4/24/2020	5/01/2020	17,769	$0.06	1,066
7/27/2020	8/03/2020	17,820	$0.06	1,069
Total				$4,250

Stock Option Plans

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

On November 20, 2020, the Board of Directors adopted an amendment to the 2017 Equity Incentive Plan to, subject to shareholder approval, increase the number of shares reserved for issuance under the plan from 1.0 million shares of common stock to 1.75 million shares of common stock. The amendment, which was submitted for shareholder approval at our 2021 annual shareholder meeting, was not approved by the shareholders. As a result, we expect to submit a new equity plan for adoption by the Board of Directors and shareholders in May 2021. If approved, the new equity incentive plan will replace the 2017 Equity Incentive Plan, except that outstanding awards granted prior to the adoption of the new equity incentive plan will continue to be governed by the 2017 Equity Incentive Plan.

As of February 28, 2021, employees and directors hold Qualified Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs) to purchase 1.3 million shares of common stock at exercise prices ranging from $6.85 to $61.84.

The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts) Transactions during the six months ended February 28, 2021	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2020	1,224	$17.76	6.79
Granted	206	$57.83
Exercised	(134)	$13.11
Cancelled/Forfeited	(34)	$26.19
Outstanding, February 28, 2021	1,262	$24.57	6.88
Exercisable, February 28, 2021	657	$11.68	5.31

The weighted-average remaining contractual life of options outstanding issued under the Plan, both ISOs and NQSOs, was 6.88 years at February 28, 2021. The total fair value of nonvested stock options as of February 28, 2021 was $20.1 million and is amortizable over a weighted average period of 3.73 years.

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

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the six months ended February 28, 2021 and fiscal year 2020:

(in thousands except pricing)	Six months ended February 28, 2021	Fiscal Year 2020
Estimated fair value of awards granted	$4,657	$2,997
Unvested forfeiture rate	0%	0%
Weighted average grant price	$57.83	$39.23
Weighted average market price	$57.83	$39.23
Weighted average volatility	40.47%	33.56%
Weighted average risk-free rate	0.60%	1.39%
Weighted average dividend yield	0.41%	0.65%
Weighted average expected life	6.64 years	6.67 years

The exercise prices for the options outstanding at February 28, 2021 ranged from $6.85 to $61.84, and the information relating to these options is as follows:

(in thousands except prices)

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.85	$8.00	150	3.50 years	$6.85	150	3.50 years	$6.85
$8.01	$16.00	470	5.55 years	$9.93	402	5.48 years	$9.89
$16.01	$24.00	191	7.21 years	$20.47	65	6.41 years	$20.42
$24.01	$38.00	189	8.66 years	$33.45	39	8.63 years	$33.82
$38.01	$52.00	15	9.09 years	$38.59	1	8.98 years	$38.81
$52.01	$61.84	247	9.68 years	$58.53	–	–	$–
		1,262	6.88 years	$24.57	657	5.31 years	$11.68

During the three and six months ended February 28, 2021 we issued 1,105 and 2,380 shares of stock valued at $87 and $170 thousand to our nonmanagement directors as compensation for services rendered to us.

In August 2020, we closed an underwritten public offering of approximately 2.1 million shares of our common stock to the public at $55.00 per share, which included the full exercise of the underwriters’ option to purchase approximately 273 thousand additional shares of common stock. The aggregate gross proceeds to the company from this offering were approximately $115 million before deducting underwriting discounts and commissions. Net proceeds were approximately $107.7 million. The offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on July 9, 2020.

The balance of par value common stock and additional paid in capital as of February 28, 2021 was $10 thousand and $130.7 million, respectively.

NOTE 9: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, trade accounts receivable and short-term investments. We hold cash and cash equivalents at banks located in California and North Carolina with balances that often exceed FDIC-insured limits. In addition, we hold cash at a bank in France that is not FDIC-insured. Historically, we have not experienced any losses in such accounts. However, considering the current banking environment, we are investigating alternative ways to minimize our exposure to such risks. While we may be exposed to credit losses due to the nonperformance of our counterparties, we do not expect the settlement of these transactions to have a material effect on our results of operations, cash flows, or financial condition. We maintain cash at financial institutions that may, at times, exceed federally insured limits. As of February 28, 2021 we had cash and cash equivalents exceeding insured limits by $12.7 million.

Revenue concentration shows that international sales accounted for 34% and 33% of net sales for the six months ended February 28, 2021 and February 29, 2020, respectively. Two customers accounted for 13% and 5% of net sales during the six months ended February 28, 2021. Three customers accounted for 7%, 6% (a dealer account in Japan representing various customers), and 6% of net sales during the six months ended February 29, 2020.

Accounts receivable concentration shows that four customers comprised 15%, 10%, 6%, and 5% (a dealer account in Japan representing various customers) of accounts receivable at February 28, 2021. Accounts receivable concentration shows that four customers comprised 10% (a dealer account in Japan representing various customers), 5%, 5% and 5% at February 29, 2020.

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

Results for each segment and consolidated results are as follows for the three and six months ended February 28, 2021 and February 29, 2020:

(in thousands)	Three Months Ended February 28, 2021
	Simulations Plus	Cognigen	DILIsym	Lixoft*	Eliminations	Total
Revenues	$6,646	$2,783	$2,114	$1,604	$–	$13,147
Income from operations before income taxes	$2,121	$279	$260	$826	$–	$3,486
Total assets	$165,712	$12,712	$15,242	$21,420	$(39,317)	$175,769
Capital expenditures	$232	$126	$5	$15	$–	$378
Capitalized software costs	$588	$5	$35	$118	$–	$746
Depreciation and amortization	$485	$84	$149	$193	$–	$911

*Lixoft was purchased on April 1, 2020.

(in thousands)	Three Months Ended February 29, 2020
	Simulations Plus	Cognigen	DILIsym	Eliminations	Total
Revenues	$5,904	$2,750	$1,696	$–	$10,350
Income from operations	$2,004	$276	$546	$–	$2,826
Total assets	$42,881	$10,465	$13,555	$(17,702)	$49,199
Capital expenditures	$9	$20	$13	$–	$42
Capitalized software costs	$573	$16	$31	$–	$620
Depreciation and amortization	$435	$89	$151	$–	$675

(in thousands)	Six Months Ended February 28, 2021
	Simulations Plus	Cognigen	DILIsym	Lixoft*	Eliminations	Total
Revenues	$12,078	$5,451	$3,486	$2,833	$–	$23,848
Income from operations before income taxes	$4,486	$485	$215	$1,351	$–	$6,537
Total assets	$165,712	$12,712	$15,242	$21,420	$(39,317)	$175,769
Capital expenditures	$371	$189	$5	$18	$–	$583
Capitalized software costs	$1,156	$5	$78	$235	$–	$1,474
Depreciation and amortization	$936	$165	$298	$377	$–	$1,776

*Lixoft was purchased on April 1, 2020.

(in thousands)	Six Months Ended February 29, 2020
	Simulations Plus	Cognigen	DILIsym	Eliminations	Total
Revenues	$10,830	$5,137	$3,784	$–	$19,751
Income from operations	$3,907	$316	$1,322	$–	$5,545
Total assets	$42,881	$10,465	$13,555	$(17,702)	$49,199
Capital expenditures	$17	$41	$15	$–	$73
Capitalized software costs	$1,030	$36	$61	$–	$1,127
Depreciation and amortization	$870	$175	$300	$–	$1,345

In addition, we allocate revenues to geographic areas based on the locations of our customers. Geographical revenues for the three and six months ended February 28, 2021 and February 29, 2020 were as follows:

(in thousands)	Three Months Ended February 28, 2021
	Americas	EMEA	Asia Pacific	Total
Simulations Plus	$2,884	$2,350	$1,412	$6,646
Cognigen	2,783	–	–	2,783
DILIsym	2,067	45	2	2,114
Lixoft	928	676	–	1,604
Total	$8,662	$3,071	$1,414	$13,147

(in thousands)	Three Months Ended February 29, 2020
	Americas	EMEA	Asia Pacific	Total
Simulations Plus	$2,607	$1,610	$1,687	$5,904
Cognigen	2,750	–	–	2,750
DILIsym	1,469	126	101	1,696
Total	$6,826	$1,736	$1,788	$10,350

(in thousands)	Six Months Ended February 28, 2021
	Americas	EMEA	Asia Pacific	Total
Simulations Plus	$5,403	$4,239	$2,436	$12,078
Cognigen	5,451	–	–	5,451
DILIsym	3,393	66	27	3,486
Lixoft	1,538	1,255	40	2,833
Total	$15,785	$5,560	$2,503	$23,848

(in thousands)	Six Months Ended February 29, 2020
	Americas	EMEA	Asia Pacific	Total
Simulations Plus	$5,153	$2,757	$2,920	$10,830
Cognigen	5,137	–	–	5,137
DILIsym	3,207	451	126	3,784
Total	$13,497	$3,208	$3,046	$19,751

NOTE 11: EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $131 thousand and $109 thousand for the three months ended February 28, 2021 and February 29, 2020, respectively and $252 thousand and $202 thousand for the six months ended February 28, 2021 and February 29, 2020, respectively.

NOTE 12: ACQUISITION

On March 31, 2020, we entered into a Stock Purchase and Contribution Agreement (the “Agreement”) with Lixoft. On April 1, 2020, we completed the acquisition of all outstanding equity interests of Lixoft pursuant to the terms of the Agreement, with Lixoft becoming our wholly owned subsidiary. We believe the combination of Simulations Plus and Lixoft provides substantial potential based on the complementary strengths of each of the companies.

Under the terms of the Agreement, as described below, we will pay the former shareholders of Lixoft total consideration of up to $16.5 million, consisting of two-thirds cash and one-third newly issued, unregistered shares of our common stock. In addition, we will pay $3.5 million of excess working capital based on the March 31, 2020 financial statements of Lixoft.

On April 1, 2020, we paid the former shareholders of Lixoft a total of $10.8 million, comprised of cash in the amount of $9.5 million and the issuance of 111,682 shares of our common stock valued at $3.7 million, net of adjustments and a holdback for representations and warranties. Under the terms of the Agreement a price of approximately $32.15 dollars per share was used based upon the volume-weighted average closing price of our shares of common stock for the 30-consecutive-trading-day period ending two trading days prior to April 1, 2020. A total of 9,669 shares are held in an escrow account for potential offset for representations and warrantees. Within three business days following the two-year anniversary of March 31, 2020 (the date of the Agreement) and subject to any offsets for representations and warrantees, we will pay the former shareholders of Lixoft a total of $2.0 million, comprised of $1.3 million of cash and shares released from escrow valued at $666 thousand issued at the date of the Agreement. The Agreement provides for a two-year market standoff period in which the newly issued shares may not be sold by the recipients thereof.

In addition, the Agreement calls for earnout payments up to an additional $5.5 million, two-thirds cash and one-third newly issued, unregistered shares of our common stock based on a revenue growth formula each year for the two years subsequent to April 1, 2020. The former shareholders can earn up to $2.0 million the first year and $3.5 million in year two. The earnout liability has been recorded at fair value.

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

Consolidated supplemental Pro Forma information

The following unaudited consolidated supplemental pro forma information assumes that the acquisition of Lixoft took place on September 1, 2019 for the income statement for the three and six months ended February 28, 2021. These amounts have been calculated after applying our accounting policies and adjusting the results of Lixoft to reflect the same expenses in the three and six months ended February 29, 2020. The adjustments include costs of acquisition, and amortization of intangibles and other technologies acquired during the merger, assuming the fair value adjustments applied on September 1, 2019, together with consequential tax effects.

	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	(Actual)	(Pro forma)	(Actual)	(Pro forma)
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net Sales	$13,147	$11,486	$23,848	$22,007
Net Income	$3,211	$2,777	$5,690	$5,293

NOTE 13: SUBSEQUENT EVENTS

On Friday, April 9, 2021, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend amount of $1.2 million will be distributed on Monday, May 3, 2021, for shareholders of record as of Monday, April 26, 2021.

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

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2020 and elsewhere in this document and in our other filings with the SEC.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.

General

BUSINESS

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of modeling and simulation software for drug discovery and development, including the prediction of properties of molecules utilizing artificial-intelligence- and machine-learning-based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial development to regulatory submissions in support of product approval. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and to academic and regulatory agencies worldwide for use in the conduct of industry-based research. SLP is headquartered in Southern California, with offices in Buffalo, NY, Research Triangle Park, NC, and Paris, France. Our common stock trades on the Nasdaq Capital Market under the symbol “SLP”.

We are a global leader focused on improving the ways scientists use knowledge and data to predict the properties and outcomes of pharmaceutical and biotechnology agents by providing a wide range of early discovery, preclinical, and clinical consulting services and software. Our innovations in integrating new and existing science in medicinal and computational chemistry, pharmaceutical science, biology, physiology, and machine learning into our software have enabled us to be a leading software provider for physiologically based pharmacokinetics “(PBPK”) modeling and simulation, pharmacometric modeling and simulation, prediction of molecular properties from structure, and prediction of the propensity of drugs to induce liver injury or to treat nonalcoholic fatty liver disease. Our scientific consulting staff draw upon extensive experience across multiple therapeutic areas and a full range of modeling and simulation techniques to assist our clients across the full spectrum of drug development.

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

Simulation Plus acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary in June 2017. The acquisition of DILIsym positioned us as the leading provider of Drug Induced Liver Injury (DILI) modeling and simulation software and related scientific consulting services. In addition to the DILIsym® software for analysis of potential drug-induced liver injury, DILIsym also has developed a simulation program for analyzing nonalcoholic fatty liver disease (NAFLD) called NAFLDsym™. Both the DILIsym and NAFLDsym software programs require outputs from PBPK software as inputs. Outputs generated by the GastroPlus™ PBPK software that are required by DILIsym software can be automatically mapped to DILIsym applications; thus, the integration of these technologies provides a seamless capability for analyzing the potential for drug-induced liver injury for new drug compounds and for investigating the potential for new therapeutic agents to treat NAFLD. Since the acquisition, DILIsym has applied its mechanistic modeling resources in other disease areas including idiopathic pulmonary fibrosis (IPF).

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

PRODUCTS

General

We currently offer eleven software products for pharmaceutical research and development: five simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus; DDDPlus™; MembranePlus™; DILIsym; and NAFLDsym®; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor; MedChem Designer™; and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite); a program which is designed for rapid clinical trial data analysis and regulatory submissions called PKPlus™; a cloud-based communication and collaboration platform for exploratory data analysis, population PK/PD modeling and reporting called KIWITM; and in April 2020 with the acquisition of Lixoft, we added the Monolix Suite of products – a modeling and simulation solution that allows nonparametric analyses, population PKPD analyses, and modeling and clinical trial simulation.

Software business

Our software business represented 59% of our total revenue during the first six months of fiscal year 2021, and was primarily generated by the following products:

GastroPlus®

Our flagship product, originally introduced in 1998, and currently our largest single source of software revenue, is GastroPlus. GastroPlus mechanistically simulates the absorption, pharmacokinetics, pharmacodynamics, and drug-drug interactions (DDI) of compounds administered to humans and animals and is currently one of the most widely used commercial software of its type by industry, the U.S. Food and Drug Administration (FDA), the U.S. National Institutes of Health (NIH), and other government agencies in the U.S. and around the world. In February 2021, GastroPlus version 9.8.1, which included new mechanisms and updated documentation for key DDI standards models, was released.

ADMET Predictor®

ADMET Predictor is a top-ranked, chemistry-based computer program that takes molecular structures (i.e., drawings of molecules represented in various formats) as inputs and uses artificial intelligence/machine learning technologies to predict approximately 175 different properties for them at an average rate of over 200,000 compounds per hour on a modern laptop computer. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, as well as to generate estimates of unknown properties for molecules that have been synthesized, but for which only a limited number of experimental properties have been measured. In September 2020, ADMET Predictor® Version 10.0 (APX), which integrates Artificial Intelligence-driven Drug Design (AIDD) with PBPK, was released.

DILIsym®

The DILIsym software is a quantitative systems pharmacology (“QSP”) program that was introduced in 2011. QSP software models are based on the fundamental understanding of complex biological pathways, disease processes, and drug mechanisms of action, integrating information from experiments and forming hypotheses for the next experimental model. DILIsym deals with the propensity for some drug molecules to induce temporary or permanent changes in biological functions within liver cells (hepatocytes) that can result in damage to the liver (i.e., drug-induced liver injury or DILI).

Monolix Suite™

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

Consulting Services

Our consulting business represented 41% of our total revenue during the first six months of fiscal year 2021, and was primarily generated by the following services:

PKPD

Our clinical-pharmacology-based consulting services include population pharmacokinetic and pharmacodynamic modeling, exposure-response analyses, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. In addition to modeling and simulation consulting services, we provide expertise and assistance with development-related decision making and support for regulatory interactions related to dose selection, clinical trial design, and understanding of the determinants of safety and efficacy for new medicines.

QSP/QST

We provide creative and insightful consulting services to support our QSP/QST modeling focused on heart failure, liver safety, and radiation syndrome, as well as other areas. Pharmaceutical and biotechnology companies use our scientific consulting services to guide early drug discovery (molecule design screening and lead optimization), preclinical, and clinical development programs. This includes using our software products and services to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial designs, and simulate outcomes in special populations, such as in elderly and pediatric patients.

PBPK

Beginning in 2014, the FDA and other regulatory agencies began to emphasize the need to encourage mechanistic PBPK modeling and simulation in clinical pharmacology, with final guidance documents completed in 2018. New draft guidance documents were released in October 2020 focused on additional applications for biopharmaceuticals. This has resulted in an increased need for us to provide consulting-related services to support this sophisticated technique. We support Model Informed Drug Discovery and Development throughout the entire product lifecycle: from discovery through translation research and clinical development when an organization does not have the time or resources to use our software, directly. More specifically, our clients seek out our consulting services to acquire scientific, therapeutic-area-related modeling and simulation expertise that they do not have in-house.

Summary Results of Operations

Three Months Ended February 28, 2021 compared with Three Months Ended February 29, 2020:

(in thousands)	Three Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
Revenues	$13,147	$10,350	$2,797	27%
Cost of revenues	2,911	2,666	245	9
Gross margin	10,236	7,684	2,552	33
Selling, general and administrative	5,458	4,110	1,348	33
Research and development	1,292	748	544	73
Total operating expenses	6,750	4,858	1,892	39
Income from operations	3,486	2,826	660	23
Other income (expense)	(63)	10	(73)	(730)
Income before provision for income taxes	3,423	2,836	587	21
(Provision for) income taxes	(212)	(686)	474	(69)
Net income	$3,211	$2,150	$1,061	49%

Revenues

Consolidated revenues increased by $2.8 million or 27% to $13.1 million for the three months ended February 28, 2021 compared to consolidated revenue of approximately $10.3 million for the three months ended February 29, 2020. This increase is primarily due to a $2.4 million or 45% increase in consolidated software-related revenue, and a $0.4 million or 7% increase in consolidated consulting and analytical study revenues when comparing the three months ended February 28, 2021 and February 29, 2020.

Cost of Revenues

Consolidated cost of revenues increased by $0.2 million, or 9%, to $2.9 million for the three months ended February 28, 2021 compared to $2.7 million for the three months period ended February 29, 2020. The increase is primarily due to a $0.2 million or 9% increase in labor-related contract research organization fees for the DILIsym division.

Gross Margin

Consolidated gross margin increased by approximately $2.5 million or 33% to $10.2 million for the three months ended February 28, 2021 compared to $7.7 million for the three months ended February 29, 2020. The higher gross margin is primarily due to the addition of the Lixoft division, which contributed $1.4 million to the increase, as well as the Simulations Plus division’s gross margin increase of $0.8 million or 16%. The gross margin for the Cognigen and DILIsym Divisions both increased by approximately $0.2 million, respectively, for the quarter.

Overall gross margin percentage increased by 4% to 78% for the three months ended February 28, 2021 from 74% for the three months period ended February 29, 2020.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by approximately $1.4 million, or 33% to $5.5 million for the three months period ended February 28, 2021 from $4.1 million for the three months period ended February 29, 2020. As a percent of revenues, Selling, general, and administrative expense increased from 40% to 42% for the same comparative periods.

The increase in Selling, General, and Administrative expense was primarily due to the following:

•	Salaries and wages increased by $0.7 million due to higher corporate salaries, bonuses, and severance costs, as well as an increase in headcount and higher contract labor costs;
•	Payroll tax expense increased $0.3 million due to higher headcount and wages;
•	Insurance expense increased by $0.1 million due to cost increases, higher employee counts and increased liability-related insurance.

Research and Development Costs

Total research and development costs increased by $0.7 million for the three months ended February 28, 2021 compared to the three months ended February 29, 2020. During the second quarter of fiscal year 2021, we incurred approximately $2.0 million of research and development costs; of this amount, $0.7 million was capitalized and $1.3 million was expensed. For the three months ended February 29, 2020, we incurred approximately $1.3 million of research and development costs; of this amount, approximately $0.6 million was capitalized and approximately $0.7 million was expensed.

Other Income (Expense)

Total other expense was $63 thousand for the three months ended February 28, 2021 compared to total other income of $10 thousand for the three months ended February 29, 2020. The variance of $73 thousand is primarily due to a change in the valuation of contingent consideration, partially offset by an increase in interest income resulting from short-term investments.

Provision for Income Taxes

The provision for income taxes was $0.2 million for the three months ended February 28, 2021 compared to $0.7 million for the same period in the previous year. Our effective tax rate decreased 18.0% to 6.2% for the three months ended February 28, 2021 from 24.2% during the same period of the previous year primarily due to the disqualified disposition of options exercised.

Six Months Ended February 28, 2021 compared with Six Months Ended February 29, 2020:

(in thousands)	Six Months Ended
	February 28, 2021	February 29, 2020	Change ($)	Change (%)
Revenues	$23,848	$19,751	$4,097	21%
Cost of revenues	5,344	5,309	35	1
Gross margin	18,504	14,442	4,062	28
Selling, general and administrative	9,866	7,623	2,243	29
Research and development	2,101	1,274	827	65
Total operating expenses	11,967	8,897	3,070	35
Income from operations	6,537	5,545	992	18
Other income (expense)	(118)	24	(142)	(592)
Income before provision for income taxes	6,419	5,569	850	15
Provision for income taxes	(729)	(1,361)	632	(46)
Net income	$5,690	$4,208	$1,482	35%

Revenues

Consolidated revenues increased by$4.1 million or 21% to $23.8 million for the six months ended February 28, 2021 compared to approximately $19.7 million for the six months ended February 29, 2020.

This increase is primarily due to a $4.0 million or 40% increase in consolidated software-related revenue when comparing the six months ended February 28, 2021 and February 29, 2020.

Cost of Revenues

Consolidated cost of revenues increased slightly for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. The increase is primarily due to higher amortization of software development costs with the purchase of Lixoft, offset by lower salary contracts for the Cognigen division.

Gross Margin

Consolidated gross margin increased $4.1 million or 28% to $18.5 million for the six months ended February 28, 2021 compared to $14.4 million for the six months ended February 29, 2020.

The higher gross margin is primarily due to the addition of the Lixoft division, which contributed $2.5 million to the increase, as well as the Simulations Plus division’s gross margin increase of $1.4 million or 15%. The Cognigen Division gross margin increased $0.6 million or 22%. This was offset by a decrease for DILIsym Divisions’ gross margin of $0.3 million or 11% for the quarter.

Overall gross margin percentage increased by 5% to 78% for the six months ended February 28, 2021 from 73% for the six months ended February 29, 2020.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $2.2 million, or 29% to $9.9 million for the six months ended February 28, 2021 from approximately $7.7 million for the six months ended February 29, 2020. As a percent of revenues, Selling, general, and administrative expense increased from 39% to 41% for the same comparative periods.

The increase in Selling, General, and Administrative expense was primarily due to the following:

•	Salaries and wage increased by $1.1 million due to higher corporate salaries, bonuses, and severance costs, as well as an increase in headcount and higher contract labor costs;
•	Payroll tax expense increased $0.5 million due to higher headcount and wages;
•	Insurance expense increased by $0.2 million due to cost increases, higher employee counts and increased liability-related insurance;
•	Professional fees increased by $0.2 million primarily due to higher accounting costs.

Research and Development Costs

Total research and development costs increased by $1.1 million for the six months ended February 28, 2021 compared to the six months ended February 29, 2020. During the first two quarters of fiscal year 2021, we incurred approximately $3.5 million of research and development costs; of this amount, $1.4 million was capitalized and $2.1 million was expensed. For the six months ended February 29, 2020 we incurred approximately $2.4 million of research and development costs; of this amount, $1.1 million was capitalized and $1.3 million was expensed.

Other Income (Expense)

Total other expense was $118 thousand for the six months ended February 28, 2021 compared to total other income of $24 thousand for the six months ended February 29, 2020. The variance of $142 thousand is primarily due to a change in the valuation of contingent consideration, partially offset by an increase in interest income resulting from short-term investments.

Provision for Income Taxes

The provision for income taxes was $0.7 million for the six months ended February 28, 2021 compared to $1.4 million for the same period in the previous year. Our effective tax rate decreased 13.0% to 11.4% for the six months ended February 28, 2021 from 24.4% during the same period of the previous year primarily due to the disqualified disposition of options exercised.

Segment Results of Operations

Three Months Ended February 28, 2021 compared with Three Months Ended February 29, 2020:

Revenues

(in thousands)	Three Months Ended
	February 28, 2021	February 29, 2020	Change ($)	Change (%)
Simulations Plus	$6,646	$5,904	$742	13%
Cognigen	2,783	2,750	33	1
DILIsym	2,114	1,696	418	25
Lixoft*	1,604	–	1,604	100
Total	$13,147	$10,350	$2,797	27%

Cost of Revenues

(in thousands)	Three Months Ended
	February 28, 2021	February 29, 2020	Change ($)	Change (%)
Simulations Plus	$773	$846	$(73)	(9)%
Cognigen	1,224	1,341	(117)	(9)
DILIsym	725	479	246	51
Lixoft*	189	–	189	100
Total	$2,911	$2,666	$245	9%

Gross Margin

(in thousands)	Three Months Ended
	February 28, 2021	February 29, 2020	Change ($)	Change (%)
Simulations Plus	$5,873	$5,058	$815	16%
Cognigen	1,559	1,409	150	11
DILIsym	1,389	1,217	172	14
Lixoft*	1,415	–	1,415	100
Total	$10,236	$7,684	$2,552	33%

*Lixoft was acquired on April 1, 2020.

Simulations Plus

For the three months ended February 28, 2021, the revenue increase of $0.7 million or 13%, compared to the three months ended February 29, 2020 was primarily due to higher sales from GastroPlus ($0.5 million) and ADMET Software ($0.2 million). Cost of revenue decreased $0.1 million during the same periods and gross margin increased $0.8 million or 16%, primarily due to the change in revenue.

Cognigen

For the three months ended February 28, 2021, revenue increased marginally compared to the three months ended February 29, 2020. Cost of revenues decreased $0.1 million or 9%, primarily due to a reduction in salaries. Gross margin increased $0.2 million or 11%, primarily due to the decrease in the cost of revenues.

DILIsym

For the three months ended February 28, 2021, the revenue increase of $0.4 million or 25% compared to the three months ended February 29, 2020 was primarily due to higher revenue from DILIsym consulting services of $0.3 million. Cost of revenue increased $0.2 million or 51%, primarily due to an increase in contract research organization fees. Gross margin increased $0.2 million or 14%.

Lixoft

For the three months ended February 28, 2021, the revenue increase of $1.6 million compared to the three months ended February 29, 2020 was primarily due to the purchase of Lixoft on April 1, 2020. Software sales of Monolix Suite generated 97% of total revenue and 3% was generated from consulting services. Cost of revenue and gross margin increases of $0.2 million and $1.4 million, respectively, were both due to the purchase of Lixoft on April 1, 2020.

Six Months Ended February 28, 2021 compared with Six Months Ended February 29, 2020:

Revenues

(in thousands)	Six Months Ended
	February 28, 2021	February 29, 2020	Change ($)	Change (%)
Simulations Plus	$12,078	$10,830	$1,248	12%
Cognigen	5,451	5,137	314	6
DILIsym	3,486	3,784	(298)	(8)
Lixoft*	2,833	–	2,833	100
Total	$23,848	$19,751	$4,097	21%

Cost of Revenues

(in thousands)	Six Months Ended
	February 28, 2021	February 29, 2020	Change ($)	Change (%)
Simulations Plus	$1,484	$1,591	$(107)	(7)%
Cognigen	2,370	2,611	(241)	(9)
DILIsym	1,110	1,107	3	–
Lixoft*	380	–	380	100
Total	$5,344	$5,309	$35	1%

Gross Margin

(in thousands)	Six Months Ended
	February 28, 2021	February 29, 2020	Change ($)	Change (%)
Simulations Plus	$10,594	$9,239	$1,355	15%
Cognigen	3,081	2,526	555	22
DILIsym	2,376	2,677	(301)	(11)
Lixoft*	2,453	–	2,453	100
Total	$18,504	$14,442	$4,062	28%

*Lixoft was acquired on April 1, 2020.

Simulations Plus

For the six months ended February 28, 2021, the revenue increase of $1.2 million or 12% compared to the six months ended February 29, 2020 was primarily due to higher sales from GastroPlus ($0.9 million) and ADMET Software ($0.3 million). Cost of revenue decreased $0.1 million or 7% during the same periods, and gross margin increased $1.4 million or 15%, primarily due to the change in revenue.

Cognigen

For the six months ended February 28, 2021, the revenue increase of $0.3 million or 6% compared to the six months ended February 29, 2020 was primarily due to an increase in grant revenue. Cost of revenue decreased $0.2 million or 9%, primarily due to a reduction in salaries during the same periods. Gross margin increased by approximately $0.6 million or 22%.

DILIsym

For the six months ended February 28, 2021, the revenue decrease of $0.3 million or 8% compared to the six months ended February 29, 2020 was primarily due to lower revenue from DILIsym consulting services. Cost of revenue increased slightly during the same periods. Gross margin decreased $0.3 million or 11%, primarily due to the change in revenue.

Lixoft

For the six months ended February 28, 2021, the revenue increase of $2.8 million compared to the six months ended February 29, 2020 was due to the purchase of Lixoft on April 1, 2020. Software sales of Monolix Suite generated 96% of total revenue and 4% was generated from consulting services. Cost of revenue increased $0.4 million, and gross margin was $2.5 million due to the purchase of Lixoft on April 1, 2020.

Liquidity and Capital Resources

Historically, liquidity is provided by available cash and cash equivalents, cash generated from operations and access to capital markets.

In August 2020, we closed an underwritten public offering of 2,090,909 shares of our common stock to the public at $55.00 per share, which included the full exercise of the underwriters’ option to purchase 272,727 additional shares of common stock. The aggregate gross proceeds to us from this offering were approximately $115 million, before deducting underwriting discounts and commissions; net proceeds were approximately $107.7 million. The offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on July 9, 2020.

On March 31, 2020, we entered into a Stock Purchase and Contribution Agreement (the “Agreement”) with Lixoft. On April 1, 2020, we completed the acquisition of all outstanding equity interests of Lixoft pursuant to the terms of the Agreement, with Lixoft becoming our wholly owned subsidiary. We believe the combination of Simulations Plus and Lixoft provides substantial future potential based on the complementary strengths of each of the companies. Under the terms of the Agreement, we agreed to pay the former shareholders of Lixoft total consideration of up to $16.5 million, consisting of two-thirds cash and one-third newly issued, unregistered shares of our common stock. At closing, we paid the former shareholders of Lixoft a total of $10.8 million, comprised of cash in the amount of $9.5 million and the issuance of 111,682 shares of our common stock valued at $3.7 million, net of adjustments and a holdback for representations and warranties. In addition, we paid $3.5 million of excess working capital based on the March 31, 2020 financial statements of Lixoft. In addition, the Agreement calls for earnout payments up to an additional $5.5 million, two-thirds cash and one-third newly issued, unregistered shares of our common stock based on a revenue growth formula each year for the two years subsequent to April 1, 2020. The former shareholders can earn up to $2 million the first year and $3.5 million in year two. See Note 12, Acquisition, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a further description of the Agreement.

Operating Activities

Net cash provided by operating activities was $6.6 million for the six months ended February 28, 2021. Our operating cash flows resulted primarily from our net income of $5.7 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, net cash outflow from changes in balances of operating assets and liabilities was $3.7 million, offset by non-cash charges of $4.6 million. The change in operating assets and liabilities was primarily a result of an increase in accounts receivable.

Net cash provided by operating activities was $3.8 million for the six months ended February 29, 2020. Our operating cash flows resulted primarily from our net income of $4.2 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, net cash outflow from changes in balance of operating assets and liabilities was $2.5 million, offset by non-cash charges of $2.1 million. The change in operating assets and liabilities was primarily a result of an increase in accounts receivable, revenue in excess of billings and a decrease in deferred revenue, offset by an increase in accounts payable and a decrease in prepaid income taxes.

Investing Activities

Cash used for investing activities during the six months ended February 28, 2021 of $11.9 million was primarily due to the purchase of short-term investments of $40.8 million, the costs associated with the development of computer software of $1.5 million and the purchase of equipment of $0.6 million, offset by the proceeds from the sale of short-term investments of $31.0 million. Cash used for investing activities during the six months ended February 29, 2020 of $1.2 million was primarily due to costs associated with the development of computer software.

Financing Activities

For the six months ended February 28, 2021, net cash used by financing activities of $1.6 million, was primarily driven by the payment of dividends totaling $2.4 million, partially offset by proceeds from the exercise of stock options totaling $0.8 million. Net cash used by financing activities for the comparable period in fiscal year 2020 of $1.8 million, was primarily due to dividend payments totaling $2.1 million, partially offset by proceeds of $0.3 million from the exercise of stock options.

Cash and Working Capital

Cash and cash equivalents were $42.4 million as of February 28, 2021 compared to $49.2 million as of August 31, 2020.

At February 28, 2021, we had working capital of $129.0 million, a ratio of current assets to current liabilities of 20.7 and a ratio of debt to equity of 0.1. At August 31, 2020, we had working capital of $123.6 million, a ratio of current assets to current liabilities of 23.4 and a ratio of debt to equity of 0.1.

Based upon our current operating plans, we believe that our existing cash and cash equivalents, together with anticipated funds from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances, contingent consideration, contingent value rights, fixed payment arrangements and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including the COVID-19 pandemic, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, filed with the SEC on November 16, 2020.

Information regarding our significant accounting policies and estimates can also be found in Note 2, Significant Accounting Policies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2020.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of February 28, 2021, that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.1 (1)	Third Amendment to Lease, dated as of December 28, 2020
10.2*†	Separation Agreement, dated December 1, 2020, by and between the Company and John Kneisel
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

 ________________________

*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 4, 2021.
†	Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 14, 2021.

Simulations Plus, Inc.

Date:	April 14, 2021	By: /s/ Will Frederick
Will Frederick

Chief Financial Officer

