Form 10-Q
period 2021-05-31
Simulations Plus, Inc.
filed 2021-07-14
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2021

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 12, 2021, was 20,132,906; no shares of preferred stock were outstanding.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended May 31, 2021

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31,	August 31,
(in thousands, except share and per share amounts)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$58,811	$49,207
Accounts receivable, net of allowance for doubtful accounts of $100 and $50	12,962	7,422
Revenues in excess of billings	3,883	3,093
Prepaid income taxes	492	970
Prepaid expenses and other current assets	1,602	1,596
Short-term investments	60,948	66,804
Total current assets	138,698	129,092
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $14,616 and $13,582	7,326	6,087
Property and equipment, net	1,260	438
Operating lease right-of-use assets	1,405	927
Intellectual property, net of accumulated amortization of $6,159 and $5,087	10,826	11,898
Other intangible assets, net of accumulated amortization of $2,054 and $1,642	6,596	7,008
Goodwill	12,921	12,921
Other assets	51	51
Total assets	$179,083	$168,422

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$298	$351
Accrued payroll and other expenses	2,598	2,251
Income taxes payable	16	–
Current portion - contracts payable	3,333	2,000
Billings in excess of revenues	127	141
Operating lease liability, current portion	426	463
Deferred revenue	542	300
Total current liabilities	7,340	5,506

Long-term liabilities
Deferred income taxes, net	2,270	2,354
Operating lease liability	980	463
Payments due under contracts payable	3,095	4,064
Total liabilities	13,685	12,387

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized, 20,121,040 and 19,923,277 shares issued and outstanding	131,994	128,541
Retained earnings	33,310	27,436
Accumulated other comprehensive income	94	58
Total shareholders' equity	165,398	156,035
Total liabilities and shareholders' equity	$179,083	$168,422

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended May 31, 2021 and May 31, 2020

(in thousands, except per common share amounts)	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Revenues	$12,777	$12,298	$36,625	$32,049
Cost of revenues	2,471	2,666	7,815	7,975
Gross margin	10,306	9,632	28,810	24,074
Operating expenses
Selling, general, and administrative	5,094	5,023	14,960	12,646
Research and development	670	752	2,771	2,026
Total operating expenses	5,764	5,775	17,731	14,672

Income from operations	4,542	3,857	11,079	9,402

Other income (expense)
Interest income	37	5	156	27
Interest expense	–	–	(22)	–
Change in value of contingent consideration	(121)	(81)	(364)	(81)
Income/(Loss) on currency exchange	33	(1)	61	1
Total other income (expense), net	(51)	(77)	(169)	(53)

Income before provision for income taxes	4,491	3,780	10,910	9,349
Provision for income taxes	(704)	(844)	(1,433)	(2,205)
Net Income	$3,787	$2,936	$9,477	$7,144

Earnings per share
Basic	$0.19	$0.17	$0.47	$0.40
Diluted	$0.18	$0.16	$0.46	$0.39

Weighted-average common shares outstanding
Basic	20,105	17,735	20,014	17,661
Diluted	20,802	18,427	20,750	18,334

Other Comprehensive Income, net of tax
Foreign currency translation adjustments	40	30	36	30
Comprehensive Income	$3,827	$2,966	$9,513	$7,174

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the three and nine months ended May 31, 2021 and May 31, 2020

(in thousands, except per common share amounts)	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Common stock and additional paid in capital
Balance, beginning of period	$130,713	$16,414	$128,541	$15,327
Exercise of stock options	576	204	1,412	507
Stock-based compensation	618	287	1,784	927
Shares issued to Directors for services	87	73	257	217
Shares issued - Lixoft	–	3,261	–	3,261
Balance, end of period	$131,994	$20,239	$131,994	$20,239

Retained earnings
Balance, beginning of period	$30,730	$24,448	$27,436	$22,355
Declaration of dividend	(1,207)	(1,066)	(3,603)	(3,181)
Net income	3,787	2,936	9,477	7,144
Balance, end of period	$33,310	$26,318	$33,310	$26,318

Accumulated other comprehensive income
Balance, beginning of period	$54	$–	$58	$–
Other comprehensive income	40	30	36	30
Balance, end of period	$94	$30	$94	$30
Total shareholders’ equity	$165,398	$46,587	$165,398	$46,587
Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	May 31, 2021	May 31, 2020
Cash flows from operating activities
Net income	$9,477	$7,144
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,662	2,134
Change in value of contingent consideration	364	81
Amortization of investment premiums	1,752	–
Stock-based compensation	2,041	1,144
Deferred income taxes	(84)	44
Currency translation adjustments	36	–
(Increase) decrease in
Accounts receivable	(5,540)	(5,269)
Revenues in excess of billings	(790)	396
Prepaid income taxes	478	553
Prepaid expenses and other assets	(6)	7
Increase (decrease) in
Accounts payable	(51)	324
Accrued payroll and other expenses	347	27
Accrued income taxes	16	–
Billings in excess of revenues	(14)	(529)
Deferred revenue	242	48
Net cash provided by operating activities	10,930	6,104

Cash flows provided by (used in) investing activities
Purchases of property and equipment	(966)	(106)
Purchases of short-term investments	(63,964)	–
Proceeds from sale of short-term investments	68,068	–
Cash used to acquire subsidiaries	–	(9,471)
Cash received in acquisition	–	3,799
Capitalized computer software development costs	(2,273)	(1,733)
Net cash provided by (used in) investing activities	865	(7,511)

Cash flows used in financing activities
Payment of dividends	(3,603)	(3,181)
Proceeds from the exercise of stock options	1,412	507
Net cash used in financing activities	(2,191)	(2,674)

Net increase (decrease) in cash and cash equivalents	9,604	(4,081)
Cash and cash equivalents, beginning of year	49,207	11,435
Cash and cash equivalents, end of period	$58,811	$7,354

Supplemental disclosures of cash flow information
Income taxes paid	$893	$1,614

Non-cash investing and financing activities
Stock issued for acquisition of Lixoft	$–	$3,261
Creation of contract liabilities for acquisition of subsidiaries	$–	$4,528
Right-of-use assets capitalized	$905	$1,471

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended May 31, 2021, should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on November 16, 2020. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. ("we", "our", "us"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Lines of Business

We are a premier developer of drug discovery and development software for modeling and simulation, and for the prediction of molecular properties utilizing artificial intelligence and machine learning based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and for submissions to regulatory agencies. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics and food industry companies, and to regulatory agencies worldwide for use in the conduct of industry-based research.

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
iv.	Allocation of the transaction price to the performance obligations in the contract
v.	Recognition of revenue when, or as, we satisfy a performance obligation

Deferred Commissions

Sales commissions earned by our sales force and our commissioned sales representatives are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts are deferred and then amortized on a straight-line basis over a period of benefit. We determine the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses on the condensed consolidated statements of operations.

We apply the practical expedient in ASC Topic 606 to expense costs as incurred for sales commissions when the period of benefit would have been one year or less. Most of our contracts are of a duration of one year or less, while few, if any of the longer-term contracts have commissions associated with them.

Practical Expedients and Exemptions

We have elected the following additional practical expedients in applying Topic 606:

•	Commission Expense: We apply the practical expedient in ASC Topic 606 to expense costs as incurred for sales commissions when the period of benefit is one year or less. Most of our contracts are of a duration of one year or less; few, if any of the longer-term contracts have commissions associated with them. This expense is included in the condensed consolidated statements of operations as Selling, general, and administration expense.

•

Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of May 31, 2021. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

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

Accounts Receivable

We analyze the age of customer balances, historical bad-debt experience, customer creditworthiness, and changes in customer payment terms when making estimates of the collectability of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers have deteriorated, whether due to customer-specific or general economic issues, an increase in the allowance may be made. Accounts receivable are written off when reasonable collection attempts have failed.

Investments

We may invest excess cash balances in short-term and long-term marketable debt securities. Investments may consist of certificates of deposits, money market funds, U.S. government-sponsored agency securities, corporate bonds, floating rate securities, municipal securities and/or commercial paper within the parameters of our Investment Policy and Guidelines. We account for our investments in marketable securities in accordance with Financial Accounting Standards Board (FASB) ASC 320, Investments – Debt and Equity Securities. This statement requires debt securities to be classified into three categories:

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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the quarter ended May 31, 2021, all of our investments were classified as held-to-maturity.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $344 thousand and $310 thousand for the three months ended May 31, 2021 and 2020, respectively, and $1.0 million and $938 thousand for the nine months ended May 31, 2021 and 2020, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Leases

Supplemental balance sheet information related to operating leases was as follows as of May 31, 2021:

(in thousands)
Right-of-use assets	$1,405
Lease liabilities, current	$426
Lease liabilities, long-term	$980
Operating lease costs	$455
Weighted average remaining lease term	2.8 years
Weighted average discount rate	3.79%

Intangible Assets and Goodwill

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and recognize the assets acquired and liabilities assumed at their acquisition-date fair value. Acquired intangible assets include customer relationships, software, trade names, and noncompete agreements. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of May 31, 2021, we determined that we have four reporting units: Simulations Plus, Cognigen, DILIsym and Lixoft. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. We are required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of May 31, 2021, the entire balance of goodwill was attributed to three of our reporting units: Cognigen, DILIsym, and Lixoft. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We did not recognize any impairment charges during the three months and nine months ended May 31, 2021 and 2020.

Reconciliation of Goodwill as of May 31, 2021:

(in thousands)	Cognigen	DILIsym	Lixoft	Total
Balance, August 31, 2020	$4,789	$5,598	$2,534	$12,921
Addition	–	–	–	–
Impairments	–	–	–	–
Balance, May 31, 2021	$4,789	$5,598	$2,534	$12,921

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

The following table summarizes fair value measurements at May 31, 2021 and August 31, 2020 for assets and liabilities measured at fair value on a recurring basis:

May 31, 2021:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$58,811	$–	$–	$58,811
Short-term investments	$60,948	$–	$–	$60,948
Acquisition-related contingent consideration obligations	$–	$–	$5,095	$5,095

August 31, 2020:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$49,207	$–	$–	$49,207
Short-term investments	$66,804	$–	$–	$66,804
Acquisition-related contingent consideration obligations	$–	$–	$4,731	$4,731

As of May 31, 2021 and August 31, 2020, we had a liability for contingent consideration related to our acquisition of Lixoft. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the value of the contingent consideration obligations are recorded in our Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value:

(in thousands)
Value at August 31, 2020	$4,731
Contingent consideration payments	–
Change in value of contingent consideration	364
Value at May 31, 2021	$5,095

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

Intellectual property

The following table summarizes intellectual property as of May 31, 2021:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$69	$6
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	4,225	1,775
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,267	1,583
Intellectual rights of Entelos Holding Corp.	Straight line 10 years	50	14	36
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	584	7,426
		$16,985	$6,159	$10,826

The following table summarizes intellectual property as of August 31, 2020:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$64	$11
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	3,775	2,225
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,029	1,821
Intellectual rights of Entelos Holding Corp.	Straight line 10 years	50	10	40
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	209	7,801
		$16,985	$5,087	$11,898

Total amortization expense for intellectual property agreements for the three months ended May 31, 2021 and 2020 was $358 thousand and $316 thousand, respectively, and total amortization expense for the nine months ended May 31, 2021 and 2020 was $1.1 million and $781 thousand, respectively.

Other intangible assets

The following table summarizes our other intangible assets as of May 31, 2021:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Cognigen
Customer relationships	Straight line 8 years	$1,100	$928	$172
Trade name	None	500	–	500
Covenants not to compete	Straight line 5 years	50	50	–
DILIsym
Customer relationships	Straight line 10 years	1,900	760	1,140
Trade name	None	860	–	860
Covenants not to compete	Straight line 4 years	80	80	–
Lixoft
Customer relationships	Straight line 14 years	2,550	213	2,337
Trade name	None	1,550	–	1,550
Covenants not to compete	Straight line 3 years	60	23	37
		$8,650	$2,054	$6,596

The following table summarizes our other intangible assets as of August 31, 2020:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Cognigen
Customer relationships	Straight line 8 years	$1,100	$825	$275
Trade name	None	500	–	500
Covenants not to compete	Straight line 5 years	50	50	–
DILIsym
Customer relationships	Straight line 10 years	1,900	618	1,282
Trade name	None	860	–	860
Covenants not to compete	Straight line 4 years	80	65	15
Lixoft
Customer relationships	Straight line 14 years	2,550	76	2,474
Trade name	None	1,550	–	1,550
Covenants not to compete	Straight line 3 years	60	8	52
		$8,650	$1,642	$7,008

Total amortization expense for other intangible assets for the three months ended May 31, 2021 and 2020 was $137 thousand and $120 thousand, respectively, and total amortization expense for the nine months ended May 31, 2021 and 2020 was $412 thousand and $293 thousand, respectively. According to policy in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2021 and 2020 were as follows:

(in thousands)	Three Months ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Numerator:
Net income attributable to common shareholders	$3,787	$2,936	$9,477	$7,144

Denominator:
Weighted-average number of common shares outstanding during the period	20,105	17,735	20,014	17,661
Dilutive effect of stock options	697	692	736	673
Common stock and common stock equivalents used for diluted earnings per share	20,802	18,427	20,750	18,334

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation expense was $705 thousand and $287 thousand for the three months ended May 31, 2021 and 2020, respectively, and $2.0 million and $927 thousand for the nine months ended May 31, 2021 and 2020, respectively. This expense is included in the condensed consolidated statements of operations as Selling, general, and administration and Research and development expense.

Impairment of Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the nine months ended May 31, 2021 and 2020.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions to ease the potential accounting and financial reporting burden associated with transitioning away from reference rates that are expected to be discontinued, including the London Interbank Offered Rate (“LIBOR”). This ASU is effective as of March 12, 2020, through December 31, 2022. The adoption of the new standard has not had and is not expected to have a material impact on our financial statements or related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. We adopted this ASU on September 1, 2019.

NOTE 3: REVENUE RECOGNITION

Contract Liabilities

During the three and nine months ended May 31, 2021, we recognized $30 thousand and $430 thousand, respectively, of revenue that was included in contract liabilities as of August 31, 2020, and during the three and nine months ended May 31, 2020, we recognized $109 thousand and $882 thousand, respectively, of revenue that was included in contract liabilities as of August 31, 2019.

Disaggregation of Revenues

The components of disaggregation of revenue for the three and nine months ended May 31, 2021 and 2020 were as follows:

(in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Software licenses:
Point in time	$8,098	$6,623	$21,570	$16,117
Over time	200	230	703	734

Consulting services:
Over time	4,479	5,445	14,352	15,198
Total revenue	$12,777	$12,298	$36,625	$32,049

Remaining Performance Obligations

Remaining performance obligations that do not fall under the expedients require us to perform various consulting and software development services of approximately $4.3 million. It is anticipated that a majority of these revenues will be recognized within the next twelve months.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	May 31, 2021	August 31, 2020
Equipment	$1,012	$865
Computer equipment	614	548
Furniture and fixtures	161	161
Leasehold improvements	123	114
Construction in progress*	742	–
Sub total	2,652	1,688
Less: accumulated depreciation	(1,392)	(1,250)
Net book value	$1,260	$438

*Includes ERP costs associated with the development of internal-use software.

NOTE 5: INVESTMENTS

We invest a portion of our excess cash balances in short-term debt securities within the parameters of our Investment Policy and Guidelines. Investments as of May 31, 2021 consisted of corporate bonds with maturities remaining of less than 12 months. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper. We account for investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities. As of May 31, 2021, all investments were classified as held-to-maturity securities.

The following tables summarize our short-term investments as of May 31, 2021 and August 31, 2020:

May 31, 2021

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$60,948	$–	$(23)	$60,925
Total	$60,948	$–	$(23)	$60,925

August 31, 2020

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$66,804	$–	$(61)	$66,743
Total	$66,804	$–	$(61)	$66,743

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

Lixoft Acquisition Liabilities:

On April 1, 2020, we acquired Lixoft. The agreement provided for a 24-month $2.0 million holdback provision against certain representations and warrantees, comprised of $1.3 million of cash and shares of stock valued at $667 thousand issued at the date of the agreement. In addition, based on a revenue growth formula for the two years subsequent to April 1, 2020, the agreement calls for earnout payments of up to $5.5 million (two-thirds cash and one-third newly issued, unregistered shares of our common stock). The former shareholders of Lixoft can earn up to $2.0 million the first year and $3.5 million in year two. In June 2021, $2.0 million was paid to former Lixoft shareholder under the first earnout payment.

As of May 31, 2021 and August 31, 2020 the following liabilities have been recorded:

(in thousands)	May 31, 2021	August 31, 2020
Holdback liability	$1,333	$1,333
Earnout liability	5,095	4,731
Sub total	$6,428	$6,064
Less: current portion	3,333	2,000
Long-term portion	$3,095	$4,064

NOTE 7: COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 9,255 square feet of space in Lancaster, California. The term of the lease extends to January 31, 2026 and the base rent is $16.7 thousand per month. The lease also allows us to opt out of the last 4 years of the lease upon 180-day notice to the landlord with no penalty.

We lease approximately 12,623 square feet of office space in Buffalo, New York. The initial five-year term expired in October 2018 and was renewed for a three-year option extending it to November 2021. The new base rent is $16 thousand per month.

We lease approximately 2,700 square feet of office space in Research Triangle Park, North Carolina. The initial three-year term was due to expire October 2020. An amendment to the initial lease became effective April 1, 2020, which added 686 square feet and extended the term of the lease to September 30, 2023. The new base rent is approximately $8 thousand per month with an annual 3% adjustment.

We lease approximately 2,300 square feet of office space in Paris, France, which as of April 1, 2020, had minimum payments equaling $288 thousand. The lease is for a 9-year term, with an option to terminate every 3 years, and expires in November of 2024. The rent is approximately $16 thousand per quarter (approximately $5.3 thousand per month) and can be adjusted each December based on a consumer price index.

Rent expense, including common area maintenance fees for the three months ended May 31, 2021 and 2020 was $167 thousand and $168 thousand, respectively, and $499 thousand and $463 thousand for the nine months ended May 31, 2021 and 2020, respectively.

Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more at May 31, 2021 were as follows:

(in thousands) Years Ending May 31,
2022	$465
2023	371
2024	302
2025	228
2026	133
$1,499

Line of Credit

On March 31, 2020, we entered into a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement provides us with a credit facility of $3.5 million through April 15, 2022. As of May 31, 2021, there were no amounts drawn against the line of credit.

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

We are in the process of developing a database to replace the Metabolite Database, which is expected to be completed by the end of fiscal year 2021.

Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal years 2017 through 2019 are open for audit, and our state tax returns for fiscal years 2017 through 2019 remain open for audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

Legal Proceedings

We may be subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business; however, at this time, we are not a party to any legal proceedings and are not aware of any pending, threatened, or unasserted legal proceedings of any kind.

NOTE 8: SHAREHOLDERS’ EQUITY

Dividends

Our Board of Directors declared cash dividends during fiscal years 2021 and 2020. The details of the dividends paid are in the following tables:

(in thousands, except dividend per share amounts)		Fiscal Year 2021
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/26/2020	11/02/2020	19,924	$0.06	$1,195
1/25/2021	2/01/2021	20,010	$0.06	1,201
4/26/2021	5/03/2021	20,115	$0.06	1,207
Total				$3,603

(in thousands, except dividend per share amounts)		Fiscal Year 2020
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2019	11/01/2019	17,606	$0.06	$1,056
1/27/2020	2/03/2020	17,646	$0.06	1,059
4/24/2020	5/01/2020	17,769	$0.06	1,066
7/27/2020	8/03/2020	17,820	$0.06	1,069
Total				$4,250

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

On December 23, 2016 the Board of Directors adopted, and on February 23, 2017 the shareholders approved, the 2017 Equity Incentive Plan (the “2017 Plan”) under which a total of 1.0 million shares of common stock were reserved for issuance. The 2017 Plan has been replaced by the Company’s new 2021 Plan (defined below). As a result, no further grants of awards may be made under the 2017 Plan and any awards that are cancelled or expire under the 2017 Plan will not be reissued, except that outstanding awards granted prior to the adoption of the new 2021 Plan will continue to be governed by the 2017 Plan.

Effective April 9, 2021, the Board of Directors approved, subject to shareholder approval, the adoption of a new 2021 Equity Incentive Plan (the “2021 Plan”) under which 1.3 million shares are reserved for issuance. The 2021 Plan, which was submitted for shareholder approval at our 2021 Special Meeting of Shareholders held on June 23, 2021, was approved by the shareholders. As a result, the 2021 Plan became effective as of April 9, 2021, and the Company may issue equity awards to permitted recipients thereunder.

As of May 31, 2021, employees and directors hold Qualified Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs) to purchase 1.2 million shares of common stock at exercise prices ranging from $6.85 to $66.14.

The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts) Transactions during the nine months ended May 31, 2021	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2020	1,224	$17.76	6.79
Granted	209	$57.95
Exercised	(197)	$12.65
Cancelled/Forfeited	(53)	$25.99
Outstanding, May 31, 2021	1,183	$25.34	6.68
Exercisable, May 31, 2021	600	$11.83	5.04

The weighted-average remaining contractual life of options outstanding issued under the Plan, both ISOs and NQSOs, was 6.68 years at May 31, 2021. The total fair value of nonvested stock options as of May 31, 2021, was $9.4 million and is amortizable over a weighted average period of 3.55 years.

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

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the nine months ended May 31, 2021 and fiscal year 2020:

(in thousands except pricing)	Nine months ended May 31, 2021	Fiscal Year 2020
Estimated fair value of awards granted	$4,739	$2,997
Unvested forfeiture rate	0%	0%
Weighted average grant price	$57.95	$39.23
Weighted average market price	$57.95	$39.23
Weighted average volatility	40.49%	33.56%
Weighted average risk-free rate	0.61%	1.39%
Weighted average dividend yield	0.41%	0.65%
Weighted average expected life	6.64 years	6.67 years

The exercise prices for the options outstanding at May 31, 2021, ranged from $6.85 to $66.14, and the information relating to these options is as follows:

(in thousands except prices)
Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.85	$8.28	148	3.25 years	$6.85	148	3.25 years	$6.85
$8.29	$10.03	185	4.77 years	$9.72	185	4.77 years	$9.72
$10.04	$18.76	231	5.61 years	$10.35	171	5.56 years	$10.41
$18.77	$34.53	323	7.73 years	$26.25	84	7.26 years	$24.73
$34.54	$66.14	296	9.28 years	$55.11	12	8.41 years	$36.65
		1,183	6.68 years	$25.34	600	5.04 years	$11.83

During the three and nine months ended May 31, 2021, we issued 1,385 and 3,765 shares of stock valued at $87 thousand and $257 thousand to our non-management directors as compensation for board-related duties.

In August 2020, we closed an underwritten public offering of approximately 2.1 million shares of our common stock to the public at $55.00 per share, which included the full exercise of the underwriters’ option to purchase approximately 273 thousand additional shares of common stock. The aggregate gross proceeds from this offering were approximately $115 million before deducting underwriting discounts and commissions. Net proceeds were approximately $107.7 million. The offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on July 9, 2020.

The balance of par value common stock and additional paid in capital as of May 31, 2021, was $10 thousand and $132.0 million, respectively.

NOTE 9: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, trade accounts receivable, and short-term investments. We hold cash and cash equivalents at banks located in California and with balances that often exceed FDIC-insured limits. In addition, we hold cash at a bank in France that is not FDIC-insured. Historically, we have not experienced any losses in such accounts. However, we are investigating alternative ways to minimize our exposure to such risks. While we may be exposed to credit losses due to the nonperformance of our counterparties, we do not expect the settlement of these transactions to have a material effect on our results of operations, cash flows, or financial condition. We maintain cash at financial institutions that may, at times, exceed federally insured limits.

Revenue concentration shows that international sales accounted for 31% and 32% of net sales for the nine months ended May 31, 2021 and 2020, respectively. Three customers accounted for 12%, 4% and 4% of net sales during the nine months ended May 31, 2021. Three customers accounted for 8%, 7% (a distributor in Japan representing various customers), and 7% of net sales during the nine months ended May 31, 2020.

Accounts receivable concentration shows that four customers each comprised between 7% and 10% of accounts receivable at May 31, 2021, compared to seven customers each comprising between 5% and 10% of accounts receivable at May 31, 2020.

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

Results for each segment and consolidated results are as follows for the three and nine months ended May 31, 2021 and 2020:

(in thousands)	Three Months Ended May 31, 2021
	Simulations Plus	Cognigen	DILIsym	Lixoft	Eliminations	Total
Revenues	$7,916	$2,536	$1,331	$994	$–	$12,777
Income from operations before income taxes	$4,128	$85	$82	$247	$–	$4,542
Total assets	$168,235	$13,044	$14,835	$21,738	$(38,769)	$179,083
Capital expenditures	$315	$57	$11	$–	$–	$383
Capitalized software costs	$622	$7	$43	$127	$–	$799
Depreciation and amortization	$470	$75	$148	$193	$–	$886

(in thousands)	Three Months Ended May 31, 2020
	Simulations Plus	Cognigen	DILIsym	Lixoft*	Eliminations	Total
Revenues	$6,728	$3,039	$1,909	$622	$–	$12,298
Income from operations before income taxes	$2,518	$610	$414	$315	$–	$3,857
Total assets	$57,145	$10,730	$14,288	$19,424	$(40,008)	$61,579
Capital expenditures	$7	$12	$13	$–	$–	$32
Capitalized software costs	$494	$4	$32	$76	$–	$606
Depreciation and amortization	$430	$88	$151	$119	$–	$788

*Lixoft was purchased on April 1, 2020.

(in thousands)	Nine Months Ended May 31, 2021
	Simulations Plus	Cognigen	DILIsym	Lixoft	Eliminations	Total
Revenues	$19,994	$7,987	$4,817	$3,827	$–	$36,625
Income from operations before income taxes	$8,614	$570	$297	$1,598	$–	$11,079
Total assets	$168,235	$13,044	$14,835	$21,738	$(38,769)	$179,083
Capital expenditures	$686	$246	$16	$18	$–	$966
Capitalized software costs	$1,778	$12	$121	$362	$–	$2,273
Depreciation and amortization	$1,406	$240	$446	$570	$–	$2,662

(in thousands)	Nine Months Ended May 31, 2020
	Simulations Plus	Cognigen	DILIsym	Lixoft*	Eliminations	Total
Revenues	$17,559	$8,176	$5,692	$622	$–	$32,049
Income from operations before income taxes	$6,426	$926	$1,735	$315	$–	$9,402
Total assets	$57,145	$10,730	$14,288	$19,424	$(40,008)	$61,579
Capital expenditures	$24	$53	$29	$–	$–	$106
Capitalized software costs	$1,524	$40	$93	$76	$–	$1,733
Depreciation and amortization	$1,301	$263	$451	$119	$–	$2,134

*Lixoft was purchased on April 1, 2020.

In addition, we allocate revenues to geographic areas based on the locations of our customers. Geographical revenues for the three and nine months ended May 31, 2021 and 2020 were as follows:

(in thousands)	Three Months Ended May 31, 2021
	Americas	EMEA	Asia Pacific	Total
Simulations Plus	$4,969	$1,301	$1,646	$7,916
Cognigen	2,536	—	—	2,536
DILIsym	1,285	46	—	1,331
Lixoft	861	115	18	994
Total	$9,651	$1,462	$1,664	$12,777

(in thousands)	Three Months Ended May 31, 2020
	Americas	EMEA	Asia Pacific	Total
Simulations Plus	$3,401	$1,719	$1,608	$6,728
Cognigen	3,039	–	–	3,039
DILIsym	1,685	130	94	1,909
Lixoft*	537	85	–	622
Total	$8,662	$1,934	$1,702	$12,298

*Lixoft was purchased on April 1, 2020.

(in thousands)	Nine Months Ended May 31, 2021
	Americas	EMEA	Asia Pacific	Total
Simulations Plus	$10,372	$5,540	$4,082	$19,994
Cognigen	7,987	–	–	7,987
DILIsym	4,678	112	27	4,817
Lixoft	2,399	1,370	58	3,827
Total	$25,436	$7,022	$4,167	$36,625

(in thousands)	Nine Months Ended May 31, 2020
	Americas	EMEA	Asia Pacific	Total
Simulations Plus	$8,555	$4,476	$4,528	$17,559
Cognigen	8,176	–	–	8,176
DILIsym	4,890	581	221	5,692
Lixoft*	537	85	–	622
Total	$22,158	$5,142	$4,749	$32,049

*Lixoft was purchased on April 1, 2021.

NOTE 11: EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this Plan amounted to $151 thousand and $124 thousand for the three months ended May 31, 2021 and 2020, respectively, and $403 thousand and $325 thousand for the nine months ended May 31, 2021 and 2020, respectively.

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

Consolidated supplemental Pro Forma information

The following unaudited consolidated supplemental pro forma information assumes that the acquisition of Lixoft took place on September 1, 2019 for the income statement for the three and nine months ended May 31, 2021. These amounts have been calculated after applying our accounting policies and adjusting the results of Lixoft to reflect the same expenses in the three and nine months ended May 31, 2020. The adjustments include costs of acquisition, and amortization of intangibles and other technologies acquired during the merger, assuming the fair value adjustments applied on September 1, 2019, together with consequential tax effects.

	(Unaudited)		(Unaudited)
(in thousands)	For the three months ended		For the nine months ended
	(Actual)	(Pro forma)*	(Actual)	(Pro forma)*
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenue	$12,777	$12,422	$36,625	$34,430
Net Income	$3,787	$3,565	$9,477	$8,442

*Balance includes two months of actual results for Lixoft.

NOTE 13: SUBSEQUENT EVENTS

On June 23, 2021, the Company held a special meeting of shareholders, pursuant to which the Company’s shareholders approved the adoption of the 2021 Plan, effective as of April 9, 2021. The 2021 Plan replaces the Company’s 2017 Plan. The 2021 Plan was approved, subject to shareholder approval, by the Board of Directors of the Company on April 9, 2021.

In June 2021, under the terms of the Lixoft acquisition agreement, the Company made an earnout payment of $2.0 million (two-thirds cash and one-third newly issued, unregistered shares of common stock) to the former shareholders of Lixoft.

On Thursday, July 8, 2021, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend amount of $1.2 million will be distributed on Monday, August 2, 2021, for shareholders of record as of Monday, July 26, 2021.

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

General

BUSINESS

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of modeling and simulation software for drug discovery and development, including the prediction of properties of molecules utilizing artificial-intelligence- and machine-learning-based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial development to regulatory submissions in support of product approval. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and to academic and regulatory agencies worldwide for use in the conduct of industry-based research. SLP is headquartered in Southern California, with offices in Buffalo, NY, Research Triangle Park, NC, and Paris, France. Our common stock trades on the Nasdaq Global Select Market under the symbol “SLP”.

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

Simulation Plus acquired DILIsym Services, Inc. (DILIsym) as a wholly owned subsidiary in June 2017. The acquisition of DILIsym positioned us as the leading provider of Drug Induced Liver Injury (DILI) modeling and simulation software and related scientific consulting services. In addition to the DILIsym® software for analysis of potential drug-induced liver injury, DILIsym also has developed a simulation program for analyzing nonalcoholic fatty liver disease (NAFLD) called NAFLDsym™. Both the DILIsym and NAFLDsym software programs require outputs from PBPK software as inputs. Outputs generated by the GastroPlus™ PBPK software that are required by DILIsym software can be automatically mapped to DILIsym applications; thus, the integration of these technologies streamlines the analysis of the potential for drug-induced liver injury for new drug compounds and for investigating the potential for new therapeutic agents to treat NAFLD. Since the acquisition, DILIsym has applied its mechanistic modeling resources in other disease areas including idiopathic pulmonary fibrosis (IPF).

Simulations Plus acquired Lixoft as a wholly owned subsidiary in April 2020. Lixoft brings to Simulations Plus its powerful software products, Monolix, Simulx, and PKanalix, which can take modeling projects from data exploration to clinical trial simulations. In addition, Lixoft provides training and focused consulting services which can accelerate pharmacometric studies. Lixoft’s technologies were developed as a result of a research program led by the French national research institute for digital science and technology (Inria) on nonlinear mixed effect models for advanced population analysis, pharmacometrics, pre-clinical, and clinical trial modeling and simulation. Lixoft continues to work with Inria.

PRODUCTS

General

We currently offer eleven software products for pharmaceutical research and development: five simulation programs that provide time-dependent results based on solving large sets of differential equations: GastroPlus; DDDPlus™; MembranePlus™; DILIsym; and NAFLDsym®; three programs that are based on predicting and analyzing static (not time-dependent) properties of chemicals: ADMET Predictor; MedChem Designer™; and MedChem Studio™ (the combination of ADMET Predictor, MedChem Designer, and MedChem Studio is called our ADMET Design Suite); a program which is designed for rapid clinical trial data analysis and regulatory submissions called PKPlus™; a cloud-based communication and collaboration platform for exploratory data analysis, population PK/PD modeling and reporting called KIWITM; and in April 2020 with the acquisition of Lixoft, we added the Monolix Suite of products – a modeling and simulation solution that allows population analyses, especially for pharmacokinetic-pharmacodynamic (‘PKPD”) analyses.

Software business

Our software business represented 61% of our total revenue during the first nine months of fiscal year 2021, and was primarily generated by the following products:

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

ADMET Predictor®

ADMET Predictor is a top-ranked, chemistry-based computer program that takes molecular structures (i.e., drawings of molecules represented in various formats) as inputs and uses our unique artificial intelligence/machine learning technologies to predict approximately 175 different properties for them at an average rate of over 200,000 compounds per hour on a modern laptop computer. This capability allows chemists to generate estimates for a large number of important molecular properties without the need to synthesize and test the molecules, as well as to generate estimates of unknown properties for molecules that have been synthesized, but for which only a limited number of experimental properties have been measured. In April 2021, ADMET Predictor® Version 10.2 (APX.2), which includes new capabilities in the High Throughput Pharmacokinetic (HTPK) Simulation Module and integrates machine learning and physiologically based pharmacokinetic (PBPK) technologies to guide lead selection, was released.

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

Monolix Suite ™

The Monolix Suite is a unique solution for modeling and simulation for pharmaceutical companies, biotechs, and hospitals. It supports population PKPD analyses and modeling, and clinical trial simulation. The extended MonolixSuite contains three main products: Monolix, Simulx, and PKanalix. These products are interconnected and interoperable, i.e., allowing users to go from one application to another one without changing anything in terms of data set or of biological models. Monolix 2020R1 was released in November 2020, which combines the most advanced algorithms with unique ease of use.

Consulting Services

Our consulting business represented 39% of our total revenue during the first nine months of fiscal year 2021, and was primarily generated by the following services:

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

QSP/QST

We provide creative and insightful consulting services to support our quantitative systems pharmacology/quantitative systems toxicology (“QSP/QST”) modeling focused on heart failure, liver safety, and radiation syndrome, as well as other areas.

PBPK

Beginning in 2014, the FDA and other regulatory agencies began to emphasize the need to encourage mechanistic PBPK modeling and simulation in clinical pharmacology, with final guidance documents completed in 2018. New draft guidance documents were released in October 2020 focused on additional applications for biopharmaceuticals. This has resulted in an increased need for us to provide consulting-related services to support this sophisticated technique. We support Model-Informed Drug Discovery and Development throughout the entire product lifecycle: from discovery through translation research and clinical development when an organization does not have the time or resources to use our software directly. More specifically, our clients seek out our consulting services to acquire scientific, therapeutic-area-related modeling and simulation expertise that they do not have in-house.

ENVIRONMENTAL, SOCIAL, GOVERNANCE

We are committed to providing consistent and excellent return to our shareholders, all while maintaining a strong sense of good corporate citizenship that places a high value on the welfare of our employees, the communities in which we operate, and the world as a whole. We believe that effectively prioritizing and managing our Environmental, Social, and Governance (“ESG”) topics will help create long-term value for our investors. We also believe that transparently disclosing the goals and relevant metrics related to our ESG programs will allow our stakeholders to be informed about our progress.

The topics covered in this section are provided by relevant topics identified through third-party ESG reporting frameworks, standards and metrics, such as the Sustainability Accounting Standards Board (“SASB”), and United Nations Sustainable Development Goals. More information on our key ESG programs, goals and commitments, and key metrics can be found on our website in our 2020 ESG Report.

Our ESG highlights as of the fiscal year ended August 31, 2020 include the following:

COVID-19 Response. With employee health and safety always a top priority, SLP proactively implemented a COVID-19 Contingency Plan in late February of 2020, prior to the state-issued stay-at-home orders. The comprehensive plan included information on prevention measures, travel restrictions, when and how to quarantine, the Families First Coronavirus Response Act, sick leave arrangements, including caring for family members affected by COVID-19, and workplace safety measures. At the time, as part of our ongoing flexible work initiative to give employees the option of telecommuting or working remotely, over 40 percent of our workforce was already working from home, however in response to the COVID-19 pandemic, we took quick action to ensure the safety of the rest of our workforce by supporting them in setting up home offices.

Since that initial plan was disseminated, additional updates from SLP management have included the most up-to-date information from the U.S. Department of State, CDC and WHO, and we have, at all times, encouraged employees to keep management informed of the need for any additional support. Our COVID-19 Contingency Plan communication and our SLP Policy for Returning to Work During the Coronavirus Pandemic specifies several CDC-recommended measures to mitigate the spread of COVID-19 in the workplace, including that masks be worn in the office, the importance of social and physical distancing and frequent hand-washing, and that employees are to remain home if feeling unwell and self-quarantine following any possible exposure to the virus. In addition to these measures, the company has increased sanitation procedures to ensure the safety of those employees who have resumed working in the office.

We will continue to monitor mandates, guidelines and recommendations issued by the CDC, WHO and local governments as they are released, and revise our COVID-19 Contingency Plan communication and our SLP Policy for Returning to Work During the Coronavirus Pandemic accordingly.

Our Commitment to the Environment

•	We participate in a recycling program through our local waste management facility to divert all recyclable materials – bottles, cans, plastics, paper, and cardboard – from landfills. Across the company, our facilities provide for recycling, and our electronic waste is sent to local approved e-waste recycling centers.
•	Our operations are built on continual improvements in efficiency and clean energy. From 2012 to 2019, our Buffalo division redesigned its data center to be more energy efficient as part of our ongoing and increasing commitment to reduce our environmental footprint and energy usage. An example of an upgrade is the installation of an uninterruptible power supply with hot and cold dial separation, and regulating the temperature and airflow through in-row cooling units with high efficiency fans based on cooling needs.
•	We are also attentive to our energy use in our office operations. For instance, our Lancaster division recently switched to renewable energy. Lancaster Choice Energy (LCE) is the locally run power program created by the City of Lancaster, and we now proudly participate in LCE’s Smart Choice 100% renewable energy program. Our decision to opt in to the program not only contributes to the city’s goal of becoming one of the world’s first net-zero cities, but also reflects SLP’s dedication to creating positive impacts on the environment and local communities.

Social Impact and Supporting our Communities

•	Our support for the academic community is broad and deep. We provide certain distinguished professors at academic institutions with free reference site licenses for nonprofit research and teaching, including providing free access to our software in university instruction. In addition to reference site licenses, academic and research institutions are entitled to a 95% discount off commercial license fees, and we offer students and professors either free or substantially reduced fees to attend our training courses and workshops. In recent years, SLP has sponsored several students with awards given by the Society of Toxicology.
•	We provide sponsorships to numerous conferences, symposia, and associations such as the American Conference on Pharmacometrics (ACoP), American Association of Pharmaceutical Scientists (AAPS), American Chemical Society (ACS), Controlled Release Society (CRS), Groupe de Métabolisme et Pharmacocinétique (GMP), and the Gordon Research Conferences.
•	At the local level, SLP promotes a culture of voluntarism, and we offer our employees the flexibility they need to participate, from sponsoring and participating in charity golf tournaments to volunteering to serve hot meals to the disadvantaged. In recent years, we have joined the global GivingTuesday movement and donated food, clothing, and financial support to several organizations that serve those in need in our communities.

Our People

•	In 2020, we added an HR resource who is currently implementing unified and consistent policies, procedures, and employee training across all of our business units. In our recruitment and hiring, SLP embraces diversity with the knowledge that it can lead to greater innovation, and in our workplace, we foster inclusion so all employees feel part of the SLP team with equal access to all opportunities. One of our goals is to expand our focus on Diversity, Equity and Inclusion.
•	Ethnic minority groups comprise more than one-third of our U.S. workforce and an estimated one-half of our employees originate from countries outside the United States. In terms of gender equity, women comprise approximately 47% of our workforce and men comprise approximately 53%.
•	Our commitment to community, to education, and to gender equity can best be summarized by how our Lancaster division has, for more than a decade, funded a summer scholarship to Tech Trek, a one-week residential science, technology, engineering and math (STEM) camp founded and operated by the American Association of University Women (AAUW) that is designed to inspire young women to attend college, to major in STEM fields, and to pursue STEM careers. Our own female scientists, who are excellent role models for these young women, have volunteered their time to personally present our Tech Trek scholarship each year.

Customer Privacy & Data Security

•	SLP values customer privacy and the data we collect are only as needed to deliver company information, software products, and/or simulation and modeling consulting services. Our website includes our comprehensive Privacy Policy which details what and how data are collected, how data are used and stored, and the options for controlling personal data, including opting-out, accessing, updating, or deleting it.
•	In recognition of the critical importance of Data Security to our operations - i.e., Cybersecurity, Data Protection and Customer Privacy, in whole or in part – the SLP executive leadership team conducts a thorough examination of all elements of Data Security. Our obligation, across all divisions, is to ensure the security, confidentiality, and privacy of our systems and information assets, and to follow and be compliant with all relevant laws, regulations, and guidelines, including, but not limited to:
o	U.S. and State Data Privacy Laws
o	The EU’s General Data Protection Regulation (GDPR)
o	Pharmaceutical Good Practice Quality Guidelines, including FDA 21 CFR Part 11
o	Sarbanes-Oxley Act

•	In 2020, we enacted several organizational changes to strengthen our Data Security, beginning with the creation of a corporate level Information Technology department, operating under Corporate Human Resources, to bring greater consistency, efficiency, and functional IT support across all divisions. The Director of Information Technology is responsible for centralizing divisional data processing, storage, and backup capabilities with the support of IT teams in place at each of our geographical locations. The Director of Information Technology is also responsible for ensuring that corporate IT policies are aligned and compliant with all applicable regulatory provisions and current best practices.
•	Another addition to our corporate Data Security team is the Corporate Personal Data Protection Officer (PDPO). The PDPO is responsible for establishing and maintaining a Personal Data Privacy program at SLP that is compliant with applicable data privacy laws and legislation at the state and federal levels, as well as the EU’s GDPR. The PDPO is leading our efforts to further build and implement a company-wide Personal Data Protection and Customer Privacy framework, protocols, and training.
•	We also have an ongoing program of employee training in security awareness to keep our staff fully informed about potential cyber threats - such as phishing and malware – with periodic random phishing tests.

Business Ethics

•	From its inception, SLP has placed the highest emphasis on conducting its business with honesty and integrity. The highest ethical standards are expected of management and employees alike, and we continuously strive to create a corporate culture of honesty, integrity, and trust. Throughout our operations and in our dealings with SLP stakeholders, we endeavor to engender the confidence that the company’s conduct is beyond reproach.
•	The policies we have developed are intended to:
o	Define and disseminate our core values and the legal requirements applicable to good business conduct and ethical behavior.
o	Offer guidance in understanding company policies, interpreting laws, and handling company-related issues and situations.
o	Foster clear, ethical behaviors and conduct to create an atmosphere of respect, trust, cooperation, and collaboration throughout the company and its activities.
o	Provide clear and well-defined procedures by which employees can easily obtain information, ask questions, and, if necessary, report any suspected violations of any of our Business Ethics policies.
•	In addition to abiding by all applicable laws, all management and employees are required to comply fully with our Corporate Code of Business Conduct and Ethics (CCBCE) which sets forth the company’s values, business culture, and practices.

Human Rights

•	SLP was founded on the belief that our software technologies could lead to important advances in healthcare, thereby improving patient outcomes, advancing and improving global health, and bettering the lives of humankind. This objective cannot be accomplished without a commitment to Human Rights, and SLP is committed to ensuring that, in our day-to-day business practices, in our business relationships, and in matters of employment, we will uphold our own principles as delineated in our Corporate Code of Business Conduct and Ethics. Furthermore, we support the principles set forth in the United Nations International Bill of Human Rights, specifically the Universal Declaration of Human Rights, and the ILO Declaration on Fundamental Principles and Rights at Work. As we evolve this policy, we will look to the UN Guiding Principles on Business and Human Rights (UNGPs) for guidance.

Summary Results of Operations

Comparison of Three Months Ended May 31, 2021 and 2020:

(in thousands)	Three Months Ended May 31,
	2021	2020	$ Change	% Change
Revenues	$12,777	$12,298	$479	4%
Cost of revenues	2,471	2,666	(195)	(7)%
Gross margin	10,306	9,632	674	7%
Selling, general and administrative	5,094	5,023	71	1%
Research and development	670	752	(82)	(11)%
Total operating expenses	5,764	5,775	(11)	–
Income from operations	4,542	3,857	685	18%
Other income (expense), net	(51)	(77)	26	(34)%
Income before provision for income taxes	4,491	3,780	711	19%
Provision for income taxes	(704)	(844)	140	(17)%
Net income	$3,787	$2,936	$851	29%

Revenues

Revenues increased by approximately $479 thousand or 4% to $12.8 million for the three months ended May 31, 2021, compared to consolidated revenue of approximately $12.3 million for the three months ended May 31, 2020. This increase is primarily due to a $1.4 million or 21% increase in consolidated software-related revenue, offset by a $1.0 million or 18% decrease in consolidated consulting and analytical study revenues when comparing the three months ended May 31, 2021 and 2020.

Cost of Revenues

Cost of revenues decreased by approximately $195 thousand, or 7%, to $2.5 million for the three months ended May 31, 2021, compared to approximately $2.7 million for the three months ended May 31, 2020. The decrease is primarily due to lower contract research organization fees for the DILIsym division.

Gross Margin

Gross margin increased by $674 thousand or 7% to $10.3 million for the three months ended May 31, 2021, compared to approximately $9.6 million for the three months ended May 31, 2020. The higher gross margin is primarily due to Simulations Plus division’s gross margin increase of $1.1 million or 17%, as well as the addition of the Lixoft division, which contributed $284 thousand to the increase. The gross margins for the Cognigen and DILIsym Divisions decreased by $332 thousand and $345 thousand, respectively, for the quarter.

Overall gross margin percentage increased by approximately 3% to 81% for the three months ended May 31, 2021, from 78% for the three months period ended May 31, 2020.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by approximately $71 thousand, or 1% to approximately $5.1 million for the three months ended May 31, 2021 from $5.0 million for the three months ended May 31, 2020. The increase was primarily due to a $552 thousand increase in corporate salaries and bonuses and a $90 thousand increase in insurance costs related to higher liability-related insurance, offset by a decrease in professional and legal fees of approximately $535 thousand.

As a percent of revenues, consolidated selling, general, and administrative expenses decreased from 41% to 40% for the same comparative periods.

Research and Development Costs

Total research and development costs increased by $110 thousand for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. During the third quarter of fiscal year 2021, we incurred approximately $1.5 million of research and development costs; of this amount, $800 thousand was capitalized and $670 thousand was expensed. For the three months ended May 31, 2020, we incurred approximately $1.4 million of research and development costs; of this amount, $606 thousand was capitalized and $752 thousand was expensed.

Other Income/Expense

Total other expense was $51 thousand for the three months ended May 31, 2021 compared to total other expense of $77 thousand for the three months ended May 31, 2020. The variance of $26 thousand is primarily due to increases in interest income from short-term investments and currency exchange gains, partially offset by an increase in the change in the valuation of contingent consideration.

Provision for Income Taxes

Provision for income taxes was $704 thousand for the three months ended May 31, 2021 compared to $844 thousand for the same period in the previous year. Our effective tax rate decreased 6.6% to 15.7% for the three months ended May 31, 2021 from 22.3% during the same period of the previous year primarily due to the disqualified disposition of options exercised.

Comparison of Nine Months Ended May 31, 2021 and 2020:

(in thousands)	Nine Months Ended May 31,
	2021	2020	Change ($)	Change (%)
Revenues	$36,625	$32,049	$4,576	14%
Cost of revenues	7,815	7,975	(160)	(2)%
Gross margin	28,810	24,074	4,736	20%
Selling, general and administrative	14,960	12,646	2,314	18%
Research and development	2,771	2,026	745	37%
Total operating expenses	17,731	14,672	3,059	21%
Income from operations	11,079	9,402	1,677	18%
Other income (expense), net	(169)	(53)	(116)	219%
Income before provision for income taxes	10,910	9,349	1,561	17%
Provision for income taxes	(1,433)	(2,205)	772	(35)%
Net income	$9,477	$7,144	$2,333	33%

Revenues

Revenues increased by approximately $4.6 million or 14% to $36.6 million for the nine months ended May 31, 2021 compared to approximately $32.0 million for the nine months ended May 31, 2020. This increase is primarily due to a $5.4 million or 32% increase in consolidated software-related revenue, offset by a $846 thousand or 6% decrease in consolidated consulting and analytical study revenues when comparing the nine months ended May 31, 2021 and 2020.

Cost of Revenues

Cost of revenues decreased by approximately $160 thousand or 2% for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. The decrease is primarily due to a decrease in labor-related costs and contract research organization fees totaling $446 thousand, partially offset by higher amortization of software development costs related to the purchase of Lixoft of $291 thousand.

Gross Margin

Gross margin increased $4.7 million or 20% to $28.8 million for the nine months ended May 31, 2021 compared to $24.1 million for the nine months ended May 31, 2020. The higher gross margin is primarily due to the addition of the Lixoft division, which contributed $2.7 million to the increase, as well as the Simulations Plus division’s gross margin increase of $2.4 million or 16%. The Cognigen Division gross margin increased by $223 thousand or 5%. This was offset by a decrease in DILIsym Divisions’ gross margin of $645 thousand or 16% for the year to date.

Overall gross margin percentage increased by 4% to 79% for the nine months ended May 31, 2021 from 75% for the nine months ended May 31, 2020.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by approximately $2.3 million, or 18% to $15.0 million for the nine months ended May 31, 2021 from approximately $12.7 million for the nine months ended May 31, 2020.

The increase in Selling, general, and administrative expense was primarily due to the following:

•	Salaries and wages increased by $2.4 million due to higher corporate salaries, bonuses, stock-related compensation, and severance costs, as well as an increase in headcount;
•	Payroll tax expense increased $578 thousand due to higher headcount and wages;
•	These were offset by a decrease in consulting fees of $586 thousand primarily related to the acquisition of Lixoft.

As a percent of revenues, Selling, general, and administrative expense increased from 39% to 41% for the same comparative periods.

Research and Development Costs

Total research and development costs increased by $1.4 million for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020. During the first three quarters of fiscal year 2021, we incurred approximately $5.1 million of research and development costs; of this amount, $2.3 million was capitalized and $2.8 million was expensed. For the nine months ended May 31, 2020 we incurred approximately $3.7 million of research and development costs; of this amount, $1.7 million was capitalized and $2.0 million was expensed.

Other Income/Expense

Total other expense was $169 thousand for the nine months ended May 31, 2021 compared to total other expense of $53 thousand for the nine months ended May 31, 2020. The variance of $116 thousand is primarily due to a change in the valuation of contingent consideration, partially offset by an increase in interest income and a currency exchange gain.

Provision for Income Taxes

The provision for income taxes was $1.4 million for the nine months ended May 31, 2021 compared to $2.2 million for the same period in the previous year. Our effective tax rate decreased 10.5% to 13.1% for the nine months ended May 31, 2021 from 23.6% during the same period of the previous year primarily due to the disqualified disposition of options exercised.

Segment Results of Operations

Comparison of Three Months Ended May 31, 2021 and 2020:

Revenues

(in thousands)	Three Months Ended May 31,
	2021	2020	Change ($)	Change (%)
Simulations Plus	$7,916	$6,728	$1,188	18%
Cognigen	2,536	3,039	(503)	(17)%
DILIsym	1,331	1,909	(578)	(30)%
Lixoft*	994	622	372	60%
Total	$12,777	$12,298	$479	4%

*Lixoft was acquired on April 1, 2020.

Cost of Revenues

(in thousands)	Three Months Ended May 31,
	2021	2020	Change ($)	Change (%)
Simulations Plus	$715	$594	$121	20%
Cognigen	1,161	1,332	(171)	(13)%
DILIsym	414	647	(233)	(36)%
Lixoft*	181	93	88	95%
Total	$2,471	$2,666	$(195)	(7)%

*Lixoft was acquired on April 1, 2020.

Gross Margin

(in thousands)	Three Months Ended May 31,
	2021	2020	Change ($)	Change (%)
Simulations Plus	$7,201	$6,134	$1,067	17%
Cognigen	1,375	1,707	(332)	(19)%
DILIsym	917	1,262	(345)	(27)%
Lixoft*	813	529	284	54%
Total	$10,306	$9,632	$674	7%

*Lixoft was acquired on April 1, 2020.

Simulations Plus

For the three months ended May 31, 2021, the revenue increase of $1.2 million or 18%, compared to the three months ended May 31, 2020 was primarily due to higher sales from GastroPlus ($817 thousand) and ADMET Software ($277 thousand). Cost of revenue increased $121 thousand during the same periods and gross margin increased $1.1 million or 17%, primarily due to the increase in revenue.

Cognigen

For the three months ended May 31, 2021, the revenue decrease of $503 thousand or 17%, compared to the three months ended May 31, 2020 was primarily due to a decrease in grant revenue. Cost of revenues decreased $171 thousand or 13%, primarily due to a reduction in salaries, offset by an increase in subcontractor costs and bonus expense. Gross margin decreased $332 thousand or 19%.

DILIsym

For the three months ended May 31, 2021, the revenue decrease of $578 thousand or 30% compared to the three months ended May 31, 2020 was primarily due to lower revenue from consulting services of $445 thousand and lower grant revenue of $119 thousand. Cost of revenue decreased $233 thousand or 36%, primarily due to lower contract research organization fees. Gross margin decreased $345 thousand or 27%.

Lixoft

For the three months ended May 31, 2021, the revenue increase of $372 thousand or 60% compared to the three months ended May 31, 2020 was primarily due to the purchase of Lixoft on April 1, 2020. Software sales of the Monolix Suite generated 95% of total revenue and 5% was generated from consulting services. Cost of revenue and gross margin increases of $88 thousand or 95% and $284 thousand or 54%, respectively, were both primarily due to the purchase of Lixoft on April 1, 2020.

Comparison of Nine Months Ended May 31, 2021 and 2020:

Revenues

(in thousands)	Nine Months Ended May 31,
	2021	2020	Change ($)	Change (%)
Simulations Plus	$19,994	$17,559	$2,435	14%
Cognigen	7,987	8,176	(189)	(2)%
DILIsym	4,817	5,692	(875)	(15)%
Lixoft*	3,827	622	3,205	515%
Total	$36,625	$32,049	$4,576	14%

*Lixoft was acquired on April 1, 2020.

Cost of Revenues

(in thousands)	Nine Months Ended May 31,
	2021	2020	Change ($)	Change (%)
Simulations Plus	$2,199	$2,185	$14	1%
Cognigen	3,531	3,943	(412)	(10)%
DILIsym	1,524	1,754	(230)	(13)%
Lixoft*	561	93	468	503%
Total	$7,815	$7,975	$(160)	(2)%

*Lixoft was acquired on April 1, 2020.

Gross Margin

(in thousands)	Nine Months Ended May 31,
	2021	2020	Change ($)	Change (%)
Simulations Plus	$17,795	$15,374	$2,421	16%
Cognigen	4,456	4,233	223	5%
DILIsym	3,293	3,938	(645)	(16)%
Lixoft*	3,266	529	2,737	517%
Total	$28,810	$24,074	$4,736	20%

*Lixoft was acquired on April 1, 2020.

Simulations Plus

For the nine months ended May 31, 2021, the revenue increase of $2.4 million or 14% compared to the nine months ended May 31, 2020 was primarily due to higher sales from GastroPlus ($1.7 million) and ADMET Software ($587 thousand). Cost of revenue increased slightly during the same periods, and gross margin increased $2.4 million or 16%, primarily due to the increase in revenue.

Cognigen

For the nine months ended May 31, 2021, the revenue decrease of $189 thousand or 2% compared to the nine months ended May 31, 2020 was primarily due to a decrease in grant revenue. Cost of revenue decreased $412 thousand or 10%, primarily due to a reduction in headcount, partially offset by an increase in bonus accrual and stock-based compensation during the same periods. Gross margin increased by approximately $223 thousand or 5%.

DILIsym

For the nine months ended May 31, 2021, the revenue decrease of $875 thousand or 15% compared to the nine months ended May 31, 2020, was primarily due to lower revenue from consulting services. Cost of revenue decreased $230 thousand or 13% during the same periods, primarily due to lower contract research organization fees. Gross margin decreased $645 thousand or 16%, primarily due to the decrease in revenue.

Lixoft

For the nine months ended May 31, 2021, the revenue increase of $3.2 million compared to the nine months ended May 31, 2020 was primarily due to the purchase of Lixoft on April 1, 2020. Software sales of the Monolix Suite generated 96% of total revenue and 4% was generated from consulting services. Cost of revenue increased $468 thousand, and gross margin increased $2.7 million primarily due to the purchase of Lixoft on April 1, 2020.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from our operations and a public offering. We have achieved continuous positive operating cash flow over the last eleven fiscal years.

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

As of May 31, 2021, the Company had $58.8 million in cash and cash equivalents and $60.9 million in short-term investments.

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

Cash Flows

Operating Activities

Net cash provided by operating activities was $10.9 million for the nine months ended May 31, 2021. Our operating cash flows resulted primarily from our net income of $9.5 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, net cash outflow from changes in balances of operating assets and liabilities was $5.4 million, offset by non-cash charges of $6.8 million. The change in operating assets and liabilities was primarily a result of an increase in accounts receivable.

Net cash provided by operating activities was $6.1 million for the nine months ended May 31, 2020. Our operating cash flows resulted primarily from our net income of $7.1 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, net cash outflow from changes in balance of operating assets and liabilities was $4.4 million, offset by non-cash charges of $3.4 million. The change in operating assets and liabilities was primarily a result of an increase in accounts receivable and accounts payable, offset by a decrease in billings in excess of revenue and prepaid income tax.

Investing Activities

Cash provided by investing activities during the nine months ended May 31, 2021 of $865 thousand was primarily due to the proceeds from the sale of short-term investments of 68.1 million, partially offset by the purchase of short-term investments of $64.0 million, computer software development costs of $2.3 million and property and equipment costs of $1.0 million. Cash used for investing activities during the nine months ended May 31, 2020 of $7.5 million was primarily due to costs associated with the acquisition of a subsidiary and the development of computer software, partially offset by cash received from the acquisition of the subsidiary.

Financing Activities

For the nine months ended May 31, 2021, net cash used in financing activities of $2.2 million, was primarily due to dividend payments totaling $3.6 million, partially offset by proceeds from the exercise of stock options totaling $1.4 million. Net cash used by financing activities for the comparable period in fiscal year 2020 of $2.7 million, was primarily due to dividend payments totaling $3.2 million, partially offset by proceeds of $0.5 million from the exercise of stock options.

Cash and Working Capital

Cash and cash equivalents were $58.8 million as of May 31, 2021 compared to $49.2 million as of August 31, 2020.

At May 31, 2021, we had working capital of $131.4 million, a ratio of current assets to current liabilities of 18.9 and a ratio of debt to equity of 0.1. At August 31, 2020, we had working capital of $123.6 million, a ratio of current assets to current liabilities of 23.4 and a ratio of debt to equity of 0.1.

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

Contractual Obligations

The following table provides aggregate information regarding our contractual obligations as of May 31, 2021:

(in thousands)	Payments due by period
Contractual obligations:	Total	1 year	2–3 years	4–5 years	More than 5 years

Operating lease obligations	$1,499	$465	$673	$361	$–
Contracts payable	6,428	3,333	3,095	–	–

Total	$7,927	$3,798	$3,768	$361	$–

Known Trends of Uncertainties

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

The world has been affected due to the COVID-19 pandemic. Though there has not been a substantial impact on sales revenues, until the pandemic has passed, there remains uncertainty as to the effect on our business in both the short and long term.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of May 31, 2021, that our disclosure controls and procedures were effective.

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

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1(3)^	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto.
2.2(5)^	Share Purchase and Contribution Agreement, dated March 31, 2020.
3.1(2)	Articles of Incorporation of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Amendment to the Amended and Restated Bylaws of Simulations Plus, Inc.
4.1(1)	Form of Common Stock Certificate.
4.2(1)	Share Exchange Agreement.
4.3(6)	Revolving Line of Credit Note, dated as of March 31, 2020, by and between the Company, as borrower, and Wells Fargo Bank, National Association, as lender.
4.4(6)	Credit Agreement, dated as of March 31, 2020, by and between the Company, as borrower, and Wells Fargo Bank, National Association, as lender.
10.1(7)†	Employment Agreement by and between the Company and Shawn O’Connor, dated as of September 3, 2020.
10.2(8)†	Employment Agreement by and between the Company and William W. Frederick, dated as of December 1, 2020.
10.1(9)	Third Amendment to Lease, dated as of December 28, 2020.
10.2(10)†	Separation Agreement, dated December 1, 2020, by and between the Company and John Kneisel.
10.3(11)†	Simulation Plus, Inc. 2021 Equity Incentive Plan.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith
†	Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(3)	Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(4)	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed December 31, 2018.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 2, 2020.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 3, 2020.
(7)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 9, 2020.
(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2020.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 4, 2021.
(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 14, 2021.
(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed June 8, 2021.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 14, 2021.

Simulations Plus, Inc.

Date:	July 14, 2021	By: /s/ Will Frederick
Will Frederick

Chief Financial Officer

