Form 10-Q
period 2021-11-30
Simulations Plus, Inc.
filed 2022-01-07
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2021

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

☒ Large accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer	☐ Smaller reporting company
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 4, 2022, was 20,175,426.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended November 30, 2021

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30,	August 31,
(in thousands, except share and per share amounts)	2021	2021
ASSETS
Current assets
Cash and cash equivalents	$41,680	$36,984
Accounts receivable, net of allowance for doubtful accounts of $12 and $78	11,823	9,851
Revenue in excess of billings	1,483	3,150
Prepaid income taxes	584	1,012
Prepaid expenses and other current assets	1,676	1,696
Short-term investments	82,660	86,620
Total current assets	139,906	139,313
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $14,734 and $14,438	8,189	7,646
Property and equipment, net	2,339	1,838
Operating lease right-of-use assets	1,146	1,276
Intellectual property, net of accumulated amortization of $6,873 and $6,516	10,112	10,469
Other intangible assets, net of accumulated amortization of $2,319 and $2,186	6,331	6,464
Goodwill	12,921	12,921
Other assets	50	51
Total assets	$180,994	$179,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$19	$387
Accrued payroll and other expenses	3,967	5,604
Contracts payable - current portion	4,671	4,550
Billings in excess of revenue	52	117
Operating lease liability - current portion	338	382
Deferred revenue	568	534
Total current liabilities	9,615	11,574

Long-term liabilities
Deferred income taxes, net	2,113	1,726
Operating lease liability	810	896
Total liabilities	12,538	14,196

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized, 20,168,796 and 20,141,521 shares issued and outstanding	134,512	133,418
Retained earnings	34,224	32,407
Accumulated other comprehensive loss	(280)	(43)
Total shareholders' equity	168,456	165,782
Total liabilities and shareholders' equity	$180,994	$179,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended November 30,
(in thousands, except per common share amounts)	2021	2020

Revenue
Software	$7,362	$6,212
Services	5,055	4,489
Total revenue	12,417	10,701
Cost of revenue
Software	735	812
Services	2,021	1,621
Total cost of revenue	2,756	2,433
Gross profit	9,661	8,268
Operating expenses
Research and development	882	809
Selling, general, and administrative	4,988	4,408
Total operating expenses	5,870	5,217

Income from operations	3,791	3,051

Other income (expense)
Interest income	64	61
Change in valuation of contingent consideration	(121)	(121)
Gain on sale of assets	1	–
Gain on currency exchange	121	5
Total other income (expense), net	65	(55)

Income before income taxes	3,856	2,996
Provision for income taxes	(830)	(517)
Net Income	$3,026	$2,479

Earnings per share
Basic	$0.15	$0.12
Diluted	$0.15	$0.12

Weighted-average common shares outstanding
Basic	20,150	19,930
Diluted	20,746	20,799

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(237)	–
Comprehensive income	$2,789	$2,479

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(in thousands, except per common share amounts)	Three Months Ended November 30,
	2021	2020
Common stock and additional paid in capital
Balance, beginning of period	$133,418	$128,541
Exercise of stock options	372	180
Stock-based compensation	634	449
Shares issued to Directors for services	88	83
Balance, end of period	$134,512	$129,253

Retained earnings
Balance, beginning of period	$32,407	$27,436
Declaration of dividend	(1,209)	(1,195)
Net income	3,026	2,479
Balance, end of period	$34,224	$28,720

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(43)	$58
Other comprehensive loss	(237)	–
Balance, end of period	$(280)	$58
Total shareholders’ equity	$168,456	$158,031
Cash dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended November 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$3,026	$2,479
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	845	865
Change in value of contingent consideration	121	121
Amortization of investment premiums	610	630
Stock-based compensation	722	532
Deferred income taxes	387	47
Currency translation adjustments	(237)	–
(Increase) decrease in
Accounts receivable	(1,972)	91
Revenue in excess of billings	1,667	256
Prepaid income taxes	428	410
Prepaid expenses and other assets	21	(141)
Increase (decrease) in
Accounts payable	(368)	(15)
Accrued payroll and other expenses	(1,637)	49
Billings in excess of revenue	(65)	65
Deferred revenue	34	(56)
Net cash provided by operating activities	3,582	5,333

Cash flows provided by (used in) investing activities
Purchases of property and equipment	(561)	(205)
Purchases of short-term investments	(12,717)	(30,959)
Proceeds from sale of short-term investments	16,067	6,018
Capitalized computer software development costs	(838)	(728)
Net cash provided by (used in) investing activities	1,951	(25,874)

Cash flows used in financing activities
Payment of dividends	(1,209)	(1,195)
Proceeds from the exercise of stock options	372	180
Net cash used in financing activities	(837)	(1,015)

Net increase (decrease) in cash and cash equivalents	4,696	(21,556)
Cash and cash equivalents, beginning of year	36,984	49,207
Cash and cash equivalents, end of period	$41,680	$27,651

Supplemental disclosures of cash flow information
Income taxes paid	$23	$57

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: GENERAL

This report on Form 10-Q for the quarter ended November 30, 2021 should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on October 27, 2021. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc. (“we,” “our,” “us”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Organization

Simulations Plus, Inc. (“Simulations Plus”) was incorporated on July 17, 1996. In September 2014, Simulations Plus acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”) and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. In June 2017, Simulations Plus acquired DILIsym Services, Inc. (“DILIsym”) as a wholly owned subsidiary. In April 2020, Simulations Plus, Inc. acquired Lixoft, a French société par actions simplifiée (“Lixoft”) as a wholly owned subsidiary pursuant to a stock purchase and contribution agreement. (Collectively, “Company,” “we,” “us,” “our”).

Effective September 1, 2021, the Company merged Cognigen and DILIsym with and into Simulations Plus, Inc. through short form mergers (the “Mergers”). To effectuate the Mergers, the Company filed Certificates of Ownership with the Secretaries of State of the states of Delaware (Cognigen’s and DILIsym’s state of incorporation) and California (Simulation Plus’ state of incorporation). Consummation of the Mergers was not subject to approval of the Company’s stockholders and did not impact the rights of the Company’s stockholders.

Lines of Business

We are a premier developer of drug discovery and development software for modeling and simulation, and for the prediction of molecular properties utilizing artificial intelligence (“AI”) and machine learning based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and for submissions to regulatory agencies. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies. They are also provided to academic agencies for use in the conduct of industry-based research and to regulatory agencies for product approval.

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

Practical Expedients and Exemptions

We have elected the following additional practical expedients in applying Topic 606:

•	Commission Expense: We apply the practical expedient in ASC Topic 606 to expense costs as incurred for sales commissions when the period of benefit is one year or less. Most of our contracts are of a duration of one year or less; few, if any, of the longer-term contracts have commissions associated with them. This expense is included in the condensed consolidated statements of operations as selling, general, and administrative expense.

•

Transaction Price Allocated to Future Performance Obligations: ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of November 30, 2021. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

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

Investments

The Company may invest excess cash balances in short-term and long-term marketable debt securities. Investments may consist of certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds and/or commercial paper within the parameters of our Investment Policy and Guidelines. The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) ASC 320, Investments – Debt and Equity Securities. This statement requires debt securities to be classified into three categories:

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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. During the quarter ended November 30, 2021, all of our investments were classified as held-to-maturity.

Capitalized Computer Software Development Costs

Software development costs are capitalized in accordance with FASB ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $296 thousand and $325 thousand for the three months ended November 30, 2021 and 2020, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

We test capitalized computer software development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives as follows:

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

The amortization will be classified as selling, general, and administrative expenses on the condensed consolidated statement of operations, and maintenance and minor upgrades are charged to expense as incurred. Gains and losses on disposals are included in the results of operations. No amortization has been expensed for the project as it is still in progress.

Leases

Supplemental balance sheet information related to operating leases was as follows as of November 30, 2021:

(in thousands)
Right-of-use assets	$1,146
Lease liabilities, current	$338
Lease liabilities, long-term	$810
Operating lease costs	$141
Weighted average remaining lease term	2.25 years
Weighted average discount rate	3.79%

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of November 30, 2021, we determined that we have four reporting units: Simulations Plus, Cognigen, DILIsym, and Lixoft. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. We are required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of November 30, 2021, the entire balance of goodwill was attributed to three of our reporting units: Cognigen, DILIsym, and Lixoft. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We did not recognize any impairment charges during the three months ended November 30, 2021 and 2020.

Reconciliation of Goodwill as of November 30, 2021:

(in thousands)	Cognigen	DILIsym	Lixoft	Total
Balance, August 31, 2021	$4,789	$5,598	$2,534	$12,921
Addition	–	–	–	–
Impairments	–	–	–	–
Balance, November 30, 2021	$4,789	$5,598	$2,534	$12,921

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

The following table summarizes fair value measurements at November 30, 2021 and August 31, 2021 for assets and liabilities measured at fair value on a recurring basis:

November 30, 2021:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$41,680	$–	$–	$41,680
Short-term investments	$82,364	$–	$–	$82,364
Acquisition-related contingent consideration obligations	$–	$–	$3,338	$3,338

August 31, 2021:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$36,984	$–	$–	$36,984
Short-term investments	$86,484	$–	$–	$86,484
Acquisition-related contingent consideration obligations	$–	$–	$3,217	$3,217

As of November 30, 2021 and August 31, 2021, we had a liability for contingent consideration related to our acquisition of Lixoft. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the value of the contingent consideration obligations are recorded in our Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration value:

(in thousands)
Value at August 31, 2021	$3,217
Contingent consideration payments	–
Change in value of contingent consideration	121
Value at November 30, 2021	$3,338

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

Intellectual property

The following table summarizes intellectual property as of November 30, 2021:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$73	$2
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	4,525	1,475
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,425	1,425
Intellectual rights of Entelos Holding Corp.	Straight line 10 years	50	16	34
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	834	7,176
		$16,985	$6,873	$10,112

The following table summarizes intellectual property as of August 31, 2021:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$71	$4
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	4,375	1,625
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,346	1,504
Intellectual rights of Entelos Holding Corp.	Straight line 10 years	50	15	35
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	709	7,301
		$16,985	$6,516	$10,469

Amortization expense for intellectual property agreements for the three months ended November 30, 2021 and 2020 was $357 thousand and $357 thousand, respectively.

Other intangible assets

The following table summarizes our other intangible assets as of November 30, 2021:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Cognigen
Customer relationships	Straight line 8 years	$1,100	$997	$103
Trade name	None	500	–	500
Covenants not to compete	Straight line 5 years	50	50	–
DILIsym
Customer relationships	Straight line 10 years	1,900	855	1,045
Trade name	None	860	–	860
Covenants not to compete	Straight line 4 years	80	80	–
Lixoft
Customer relationships	Straight line 14 years	2,550	304	2,246
Trade name	None	1,550	–	1,550
Covenants not to compete	Straight line 3 years	60	33	27
		$8,650	$2,319	$6,331

The following table summarizes our other intangible assets as of August 31, 2021:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Cognigen
Customer relationships	Straight line 8 years	$1,100	$963	$137
Trade name	None	500	–	500
Covenants not to compete	Straight line 5 years	50	50	–
DILIsym
Customer relationships	Straight line 10 years	1,900	807	1,093
Trade name	None	860	–	860
Covenants not to compete	Straight line 4 years	80	80	–
Lixoft
Customer relationships	Straight line 14 years	2,550	258	2,292
Trade name	None	1,550	–	1,550
Covenants not to compete	Straight line 3 years	60	28	32
		$8,650	$2,186	$6,464

Amortization expense for other intangible assets for the three months ended November 30, 2021 and 2020 was $133 thousand and $137 thousand, respectively. According to policy in addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2021 and 2020 were as follows:

	Three months ended November 30,
(in thousands)	2021	2020
Numerator:
Net income attributable to common shareholders	$3,026	$2,479

Denominator:
Weighted-average number of common shares outstanding during the period	20,150	19,930
Dilutive effect of stock options	596	869
Common stock and common stock equivalents used for diluted earnings per share	20,746	20,799

 Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, using the modified prospective method. Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation expense related to stock options, not including shares issued to Directors for services, was $634 thousand and $449 thousand for the three months ended November 30, 2021 and 2020, respectively. This expense is included in the condensed consolidated statements of operations as selling, general, and administration and research and development expense.

Impairment of Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the three months ended November 30, 2021 and 2020.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various areas related to the accounting for income taxes and improve consistent application of Topic 740. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside-basis differences related to changes in ownership of equity-method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and the accounting for the enacted changes in tax laws or rates, as well as the accounting for the step-up in the tax basis of goodwill. ASU 2019-12 is effective for us beginning in fiscal 2022. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions to ease the potential accounting and financial reporting burden associated with transitioning away from reference rates that are expected to be discontinued, including the London Interbank Offered Rate (“LIBOR”). This ASU is effective as of March 12, 2020, through December 31, 2022. The adoption of the new standard has not had and is not expected to have a material impact on our financial statements or related disclosures.

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendment requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contract. The Update is intended to improve the accounting for acquired revenue contracts with customers in a business combination, related to the recognition of an acquired contract liability, and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment also provides certain practical expedients when applying the guidance. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022, on a prospective basis, with early adoption permitted. The Company expects to adopt ASU 2021-08 in the first quarter of fiscal year 2024. The Company is currently evaluating the potential impact of ASU 2021-08 to its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832),” which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company does not expect that the adoption of this standard will have a material impact on its condensed consolidated financial statements; however, the Company expects to increase its disclosures with respect to government assistance beginning in the first quarter of fiscal year 2023.

NOTE 3: REVENUE RECOGNITION

Contract Liabilities

During the three months ended November 30, 2021 and 2020, we recognized $353 thousand and $296 thousand of revenue that was included in contract liabilities as of August 31, 2021, and 2020, respectively.

Disaggregation of Revenue

The components of disaggregation of revenue for the three months ended November 30, 2021 and 2020 were as follows:

(in thousands)	Three Months Ended November 30,
	2021	2020
Software licenses:
Point in time	$7,107	$6,001
Over time	255	211

Consulting services:
Over time	5,055	4,489
Total revenue	$12,417	$10,701

Remaining Performance Obligations

Remaining performance obligations that do not fall under the expedients require us to perform various consulting and software development services of approximately $3.5 million. It is anticipated that a majority of these revenues will be recognized within the next twelve months.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	November 30, 2021	August 31, 2021
Equipment	$677	$606
Computer equipment	383	293
Furniture and fixtures	36	36
Leasehold improvements	13	13
Construction in progress*	1,702	1,302
Sub total	2,811	2,250
Less: accumulated depreciation	(472)	(412)
Net book value	$2,339	$1,838

*	Includes ERP costs associated with the development of internal-use software.

NOTE 5: INVESTMENTS

We invest a portion of our excess cash balances in short-term debt securities within the parameters of our Investment Policy and Guidelines. Investments as of November 30, 2021, consisted of corporate bonds with maturities remaining of less than 12 months. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds, and/or commercial paper. We account for investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities. As of November 30, 2021, all investments were classified as held-to-maturity securities.

The following tables summarize our short-term investments as of November 30, 2021 and August 31, 2021:

November 30, 2021

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$82,660	$–	$(296)	$82,364
Total	$82,660	$–	$(296)	$82,364

August 31, 2021

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$86,620	$–	$(136)	$86,484
Total	$86,620	$–	$(136)	$86,484

NOTE 6: CONTRACTS PAYABLE

Lixoft Acquisition Liabilities:

On April 1, 2020, we acquired Lixoft. The agreement provided for a 24-month, $2.0 million holdback provision against certain representations and warrantees, comprised of $1.3 million of cash and shares of stock valued at $667 thousand issued at the date of the agreement. In addition, based on a revenue-growth formula for the two years subsequent to April 1, 2020, the agreement calls for earnout payments of up to $5.5 million (two-thirds cash and one-third newly issued, unregistered shares of our common stock). The former shareholders of Lixoft can earn up to $2.0 million the first year and $3.5 million in year two. In June 2021, $2.0 million was paid out under the first earnout payment, which was comprised of $1.3 million of cash and $666 thousand worth of common stock.

As of November 30, 2021 and August 31, 2021, the following liabilities have been recorded:

(in thousands)	November 30, 2021	August 31, 2021
Holdback liability	$1,333	$1,333
Earnout liability	3,338	3,217
Sub total	$4,671	$4,550
Less: current portion	4,671	4,550
Long-term portion	$–	$–

NOTE 7: COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 9,255 square feet of office space in Lancaster, California, where our corporate headquarters are located. The lease term extends to January 31, 2026, and the base rent is approximately $17 thousand per month. The lease agreement gives the Company the right, upon 180 days’ prior notice, to opt out of all or part of the last four years of the term, with no penalty.

We lease approximately 4,317 square feet of office space in Buffalo, New York. The lease term extends to November 30, 2026, and the base rent is approximately $7 thousand per month with an annual 2% increase. The lease agreement provides the Company with two five-year renewal options and the right to terminate the lease with one year’s prior written notice with certain penalties. We previously leased approximately 12,623 square feet of office space at a different location in Buffalo, New York. That lease term extended to November 2021 and the base rent was approximately $16 thousand per month.

We lease approximately 3,386 square feet of office space in Durham, North Carolina. The lease term extends to September 30, 2023, and the base rent is approximately $8 thousand per month with an annual 3% increase.

We lease approximately 2,300 square feet of office space in Paris, France. The lease term extends to November 2024 and the rent is approximately $5 thousand per month and adjusted each December based on a consumer price index.

Rent expense, including common area maintenance fees for the three months ended November 30 2021, and 2020 was $156 thousand and $185 thousand, respectively.

Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more as of November 30, 2021 were as follows:

(in thousands) Years Ending November 30,
2022	$373
2023	357
2024	261
2025	200
2026	33
Total undiscounted liabilities	1,224
Less: imputed interest	(76)
Total future minimum lease payments	$1,148

Line of Credit

On March 31, 2020, we entered into a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement provides us with a credit facility of $3.5 million through April 15, 2022. As of November 30, 2021, there were no amounts drawn against the line of credit.

Employment Agreements

In the normal course of business, we have entered into employment agreements with certain of our key management personnel that may require compensation payments upon termination.

Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal years 2018 through 2020 are open for audit, and our state tax returns for fiscal years 2017 through 2020 remain open for audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

Litigation

We are not a party to any legal proceedings and are not aware of any pending, threatened, or unasserted legal proceedings of any kind.

NOTE 8: SHAREHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding for the quarters ended November 30, 2021 and 2020 were as follows:

	November 30,
	2021	2020
Common stock outstanding, beginning of quarter	20,141,521	19,923,277
Common stock issued during the year	27,275	35,483
Common stock outstanding, end of quarter	20,168,796	19,958,760

Dividends

Our Board of Directors declared cash dividends during fiscal years 2022 and 2021. The details of the dividends paid are in the following tables:

(in thousands, except dividend per share)		Fiscal Year 2022
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2021	11/01/2021	20,148	$0.06	1,209
Total				$1,209

(in thousands, except dividend per share)		Fiscal Year 2021
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/26/2020	11/02/2020	19,924	$0.06	$1,195
1/25/2021	2/01/2021	20,010	$0.06	1,201
4/26/2021	5/03/2021	20,115	$0.06	1,207
7/26/2021	8/02/2021	20,139	$0.06	1,208
Total				$4,811

Stock Option Plans

On February 23, 2007, the Company’s Board of Directors adopted, and the shareholders approved, the 2007 Stock Option Plan (the “2007 Plan”), under which a total of 1.0 million shares of common stock were reserved for issuance. On February 25, 2014, the shareholders approved an additional 1.0 million shares, increasing the total number of shares available to be granted under the 2007 Plan to 2.0 million. This plan terminated in February 2017 by its term.

On December 23, 2016, the Company’s Board of Directors adopted, and on February 23, 2017, its shareholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) under which a total of 1.0 million shares of common stock were reserved for issuance. The plan will terminate in December 2026. The 2017 Plan was replaced by the Company’s 2021 Plan (as defined below), and as a result, no further issuances of shares may be made under the 2017 Plan.

On April 9, 2021, the Company’s Board of Directors adopted, and on June 23, 2021, its shareholders approved, the Company’s 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2007 Plan and 2017 Plan, the “Plans”), under which 1.3 million shares of common stock were reserved for issuance. The 2021 Plan became effective as of April 9, 2021, and the Company may issue equity awards to permitted recipients thereunder. The maximum contractual life of the plan is ten years.

As of November 30, 2021, employees and directors hold Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs) to purchase approximately 1.3 million shares of common stock at exercise prices ranging from $6.85 to $66.14.

The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts) Transactions during the three months ended November 30, 2021	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)
Outstanding, August 31, 2021	1,184	$25.63	6.47
Granted	189	$39.19
Exercised	(28)	$16.88
Cancelled/Forfeited	(15)	$37.33
Outstanding, November 30, 2021	1,330	$27.61	6.74
Exercisable, November 30, 2021	624	$14.47	4.78

The weighted-average remaining contractual life of options outstanding issued under the Plans, both ISOs and NQSOs, was 6.74 years at November 30, 2021. The total fair value of nonvested stock options as of November 30, 2021 was $8.0 million and is amortizable over a weighted average period of 3.54 years.

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

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the three months ended November 30, 2021 and fiscal year 2021:

(in thousands except pricing)	Three Months Ended November 30, 2021	Fiscal Year 2021
Estimated fair value of awards granted	$3,029	$5,092
Unvested forfeiture rate	0%	0%
Weighted average grant price	$39.19	$57.60
Weighted average market price	$39.19	$57.60
Weighted average volatility	41.89%	40.49%
Weighted average risk-free rate	1.44%	0.64%
Weighted average dividend yield	0.62%	0.42%
Weighted average expected life	6.60 years	6.63 years

The exercise prices for the options outstanding at November 30, 2021 ranged from $6.85 to $66.14, and the information relating to these options is as follows:

(in thousands except prices)
Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.85	$9.77	310	3.55 years	$8.39	310	3.55 years	$8.39
$9.78	$18.76	227	5.09 years	$10.35	169	5.05 years	$10.43
$18.77	$33.40	280	7.17 years	$25.20	89	6.44 years	$23.64
$33.41	$49.62	258	9.35 years	$38.27	33	7.76 years	$35.44
$49.63	$66.14	255	8.97 years	$58.23	23	8.69 years	$60.98
		1,330	6.74 years	$27.61	624	4.78 years	$14.47

During the three months ended November 30, 2021 we issued 1,735 shares of stock valued at $88 thousand to our non-management directors as compensation for board-related duties.

The balance of par value common stock and additional paid-in capital as of November 30, 2021, was $10 thousand and $134.5 million, respectively.

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

Revenue concentration shows that international sales accounted for 31% and 33% of net sales for the three months ended November 30, 2021 and 2020, respectively. Four customers accounted for 7%, 5%, 5%, and 5% of net sales during the three months ended November 30, 2021. Three customers accounted for 17%, 7%, and 5% of net sales during the three months ended November 30, 2020.

Accounts receivable concentration shows that five customers each comprised between 5% and 21% of accounts receivable as of November 30, 2021 compared to five customers each comprising between 6% and 21% of accounts receivable as of November 30, 2020.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

The majority of our customers are in the pharmaceutical industry. During economic downturns, we have seen consolidations in the pharmaceutical industry. The extent to which the COVID-19 pandemic continues to impact our business going forward will depend on numerous factors we cannot reliably predict, including the duration and scope of the pandemic; businesses, and individuals' actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our products and services on an ongoing basis. As a result, our growth rate could be affected by consolidation and downsizing in the pharmaceutical industry.

NOTE 10: SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenue in accordance with guidance issued by the FASB. Our reportable segments are strategic business units that offer different products and services.

Results for each business unit segment and consolidated results for the three months ended November 30, 2021 and 2020 were as follows:

(in thousands)	Three Months Ended November 30, 2021
	Software	Services	Total
Revenue	$7,362	$5,055	$12,417
Cost of revenue	735	2,021	2,756
Gross profit	$6,627	$3,034	$9,661
Gross margin	90%	60%	78%

Our software business and services business represented 59% and 41% of total revenue, respectively, for the three months ended November 30, 2021.

(in thousands)	Three Months Ended November 30, 2020
	Software	Services	Total
Revenue	$6,212	$4,489	$10,701
Cost of revenue	812	1,621	2,433
Gross profit	$5,400	$2,868	$8,268
Gross margin	87%	64%	77%

Our software business and services business represented 58% and 42% of total revenue, respectively, for the three months ended November 30, 2020.

Revenue by product and consolidated revenue for the three months ended November 30, 2021 and 2020 were as follows:

(in thousands)	November 30,
	2021		2020
Software revenue
GastroPlus	$3,985	54%	$3,336	54%
MonolixSuite	1,570	21	1,165	19
ADMET Predictor	1,459	20	1,172	19
Other	348	5	539	8
Total software revenue	$7,362	100%	$6,212	100%

Services revenue
PKPD	$2,326	46%	$2,245	50%
QSP/QST	1,466	29	1,122	25
PBPK	859	17	628	14
Other	404	8	494	11
Total services revenue	$5,055	100%	$4,489	100%
Total consolidated revenue	$12,417		$10,701

Revenue by division and consolidated revenue for the three months ended November 30, 2021 and 2020 were as follows:

(in thousands)	November 30,
	2021		2020
Simulations Plus	$6,515	52%	$5,432	51%
Cognigen	2,503	20	2,668	25
DILIsym	1,717	14	1,372	13
Lixoft	1,682	14	1,229	11
Total	$12,417	100%	$10,701	100%

In addition, we allocate revenue to geographic areas based on the locations of our customers. Revenue for each geographical area and consolidated revenue for the three months ended November 30, 2021 and 2020 were as follows:

(in thousands)	November 30,
	2021		2020
Americas	$8,459	68%	$7,123	67%
EMEA	3,025	24	2,478	23
Asia Pacific	933	8	1,100	10
Total	$12,417	100%	$10,701	100%

NOTE 11: EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this 401(K) Plan amounted to $114 thousand and $121 thousand for the three months ended November 30, 2021 and 2020, respectively.

NOTE 12: ACQUISITION

On March 31, 2020, we entered into a Stock Purchase and Contribution Agreement (the “Agreement”) with Lixoft, a French société par actions simplifiée (“Lixoft”). On April 1, 2020, we completed the acquisition of all outstanding equity interests of Lixoft pursuant to the terms of the Agreement, with Lixoft becoming our wholly owned subsidiary. We believe the combination of Simulations Plus and Lixoft provides substantial benefit based on the complementary strengths of each of the companies.

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

For further details regarding the remaining holdback and earnout liabilities, please see Note 6, Contracts Payable, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

NOTE 13: SUBSEQUENT EVENTS

On Thursday, January 6, 2022, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend amount of approximately $1.2 million will be distributed on Monday, February 7, 2022, for shareholders of record as of Monday, January 31, 2022.

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

The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations.

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on October 27, 2021, and elsewhere in this document and in our other filings with the SEC.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.

General

BUSINESS

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of modeling and simulation software for drug discovery and development, including the prediction of properties of molecules utilizing artificial-intelligence and machine-learning-based technologies. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial development to regulatory submissions in support of product approval. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies. They are also provided to academic agencies for use in the conduct of industry-based research and to regulatory agencies for product approval. The Company is headquartered in Southern California, with additional offices in Buffalo, NY, Durham, NC, and Paris, France. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.

We generate revenue are a global leader, delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies use our software programs and scientific consulting services to guide early drug discovery (molecule design screening and lead optimization), preclinical, and clinical development programs, and development of generic medicines after patent expiration, including using our software products and services to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial designs, and simulate outcomes in special populations, such as in elderly and pediatric patients.

Impacts of the COVID-19 Pandemic on our Business

For a discussion of the impacts on, and risks to, our business from COVID-19, please refer to “Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness” included in Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed with the SEC on October 27, 2021.

RECENT DEVELOPMENTS

Short-Form Mergers

Effective September 1, 2021, the Company merged Cognigen Corporation and DILIsym, Services, Inc. (wholly owned subsidiaries of the Company) with and into Simulations Plus, Inc. through short-form mergers (the “Mergers”). To effectuate the Mergers, the Company filed Certificates of Ownership with the Secretaries of State of the states of Delaware (Cognigen’s and DILIsym’s state of incorporation) and California (the Company’s state of incorporation). Consummation of the Mergers was not subject to approval of the Company’s stockholders and did not impact the rights of the Company’s stockholders.

Summary Results of Operations

Comparison of Three Months Ended November 30, 2021 and 2020:

(in thousands)	Three Months Ended November 30,
	2021	2020	$ Change	% Change
Revenue	$12,417	$10,701	$1,716	16%
Cost of revenue	2,756	2,433	323	13%
Gross profit	9,661	8,268	1,393	17%
Research and development	882	809	73	9%
Selling, general and administrative	4,988	4,408	580	13%
Total operating expenses	5,870	5,217	653	13%
Income from operations	3,791	3,051	740	24%
Other income (expense), net	65	(55)	120	(218)%
Income before provision for income taxes	3,856	2,996	860	29%
Provision for income taxes	(830)	(517)	(313)	61%
Net income	$3,026	$2,479	$547	22%

Revenue

Consolidated revenue increased by approximately $1.7 million or 16% to $12.4 million for the three months ended November 30, 2021, compared to consolidated revenue of approximately $10.7 million for the three months ended November 30, 2020. This increase is primarily due to a $1.2 million or 19% increase in software-related revenue, as well as a $566 thousand or 13% increase in service-related revenue when compared to the three months ended November 30, 2021 and 2020.

Cost of Revenue

Consolidated cost of revenue increased by approximately $323 thousand or 13%, to $2.8 million for the three months ended November 30, 2021, compared to approximately $2.4 million for the three months ended November 30, 2020. The increase is primarily due to higher labor-related cost of revenue of $367 thousand, partially offset by a decrease in technical support costs of $40 thousand.

Gross Profit

Consolidated gross profit increased by approximately $1.4 million or 17% to $9.7 million for the three months ended November 30, 2021 compared to approximately $8.3 million for the three months ended November 30, 2020. The higher gross profit is primarily due to an increase in gross profit for our software business of approximately $1.2 million, or 23%, and an increase in gross profit for our services business of approximately $166 thousand or 6%.

Overall gross margin percentage increased by approximately 1% to 78% for the three months ended November 30, 2021 from 77% for the three months ended November 30, 2020.

Research and Development Costs

Total research and development costs increased by $221 thousand for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. During the three months ended November 30, 2021, we incurred approximately $1.7 million of research and development costs; of this amount, $838 thousand was capitalized and $882 thousand was expensed. During the three months ended November 30, 2020, we incurred approximately $1.5 million of research and development costs; of this amount approximately $700 thousand was capitalized and $809 thousand was expensed.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by approximately $580 thousand or 13% to approximately $5.0 million for the three months ended November 30, 2021, from $4.4 million for the three months ended November 30, 2020. The increase was primarily due to higher salary, bonus and other compensation costs of $237 thousand, an increase in payroll taxes of $131 thousand, a $103 thousand increase in insurance costs related to higher liability-related insurance, and a $93 thousand increase in commission costs.

As a percent of revenue, consolidated selling, general, and administrative expenses decreased from 41% to 40% for the same comparative periods.

Other Income/Expense, net

Total other income was $65 thousand for the three months ended November 30, 2021 compared to total other expense of $55 thousand for the three months ended November 30, 2020. The variance of $120 thousand was primarily due to increases in currency-exchange gains of $116 thousand.

Provision for Income Taxes

Provision for income taxes was $830 thousand for the three months ended November 30, 2021 compared to $517 thousand for the same period in the previous year. Our effective tax rate increased 4.2% to 21.5% for the three months ended November 30, 2021 from 17.3% during the same period of the previous year.

Segment Results of Operations by Business Unit

Comparison of Three Months Ended November 30, 2021 and 2020:

Revenue

(in thousands)	Three Months Ended November 30,
	2021	2020	Change ($)	Change (%)
Software	$7,362	$6,212	$1,150	19%
Services	5,055	4,489	566	13%
Total	$12,417	$10,701	$1,716	16%

Cost of Revenue

(in thousands)	Three Months Ended November 30,
	2021	2020	Change ($)	Change (%)
Software	$735	$812	$(77)	(9)%
Services	2,021	1,621	400	25%
Total	$2,756	$2,433	$323	13%

Gross Profit

(in thousands)	Three Months Ended November 30,
	2021	2020	Change ($)	Change (%)
Software	$6,627	$5,400	$1,227	23%
Services	3,034	2,868	166	6%
Total	$9,661	$8,268	$1,393	17%

Software Business

For the three months ended November 30, 2021, the revenue increase of $1.2 million or 19%, compared to the three months ended November 30, 2020, was primarily due to higher sales from GastroPlus and MonolixSuite of $649 thousand and $405 thousand, respectively. Cost of revenue decreased $77 thousand or 9% during the same periods primarily due to lower technical support costs of $40 thousand and lower amortization costs of $29 thousand. Gross margin increased $1.2 million or 23% during the same periods, primarily due to the increase in revenue.

Services Business

For the three months ended November 30, 2021, the revenue increase of $566 thousand or 13%, compared to the three months ended November 30, 2020, was primarily due to an increase in revenue from QSP/QST consulting services and analytical studies of $436 thousand and $116 thousand, respectively. Cost of revenue increased $400 thousand or 25%, primarily due to an increase in salaries for analytical studies of $173 thousand, training costs of $93 thousand, salary contracts of $61 thousand, and subcontractor costs of $57 thousand. Gross margin increased $166 thousand or 6%.

Liquidity and Capital Resources

As of November 30, 2021, the Company had $41.7 million in cash and cash equivalents, $82.7 million in short-term investments, and $130.3 million in working capital. Our principal sources of capital have been cash flows from our operations and a public offering in 2020. We have achieved continuous positive operating cash flow over the last twelve fiscal years.

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

Cash Flows

Operating Activities

Net cash provided by operating activities was $3.6 million for the three months ended November 30, 2021. Our operating cash flows resulted primarily from our net income of $3.0 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, net cash outflow from changes in balances of operating assets and liabilities was $1.8 million, offset by non-cash charges of $2.4 million. The change in operating assets and liabilities was primarily a result of an increase in accounts receivable.

Net cash provided by operating activities was $5.3 million for the three months ended November 30, 2020. Our operating cash flows resulted primarily from our net income of $2.5 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, net cash inflow from changes in balance of operating assets and liabilities was $0.6 million, and non-cash charges were $2.2 million. The change in operating assets and liabilities was primarily a result of a decrease in prepaid incomes taxes and revenue in excess of billings.

Investing Activities

Net cash provided by investing activities during the three months ended November 30, 2021 of approximately $2.0 million was primarily due to the proceeds from the sale of short-term investments of 16.1 million, partially offset by the purchase of short-term investments of $12.7 million and the purchase of computer software development costs of $838 thousand.

Cash used for investing activities during the three months ended November 30, 2020 of $25.9 million was primarily due to the purchase of short-term investments of $31.0 and the purchase of computer software development costs of $728 thousand, partially offset by the proceeds from the sale of short-term investments of $6.0 million.

Financing Activities

For the three months ended November 30, 2021, net cash used in financing activities of $837 thousand was primarily due to dividend payments totaling $1.2 million, partially offset by proceeds from the exercise of stock options totaling $372 thousand.

Net cash used for financing activities for the three months ended November 30, 2020, of $1.0 million was primarily due to dividend payments totaling $1.2 million.

Cash and Working Capital

As of November 30, 2021, the Company had $41.7 million in cash and cash equivalents and $82.7 million in short-term investments.

We have achieved continuous positive operating cash flow over the last twelve fiscal years.

At November 30, 2021, we had working capital of $130.3 million, a ratio of current assets to current liabilities of 14.6 and a ratio of debt to equity of 0.1. At August 31, 2021, we had working capital of $127.7 million, a ratio of current assets to current liabilities of 12.0 and a ratio of debt to equity of 0.1.

Contractual Obligations

The following table provides aggregate information regarding our contractual obligations as of November 30, 2021:

(in thousands)	Payments due by period
Contractual obligations:	Total	1 year	2–3 years	4–5 years	More than 5 years

Operating lease obligations	$1,224	$373	$618	$233	$–
Contracts payable	4,671	4,671	–	–	–
Total	$5,895	$5,044	$618	$233	$–

Known Trends of Uncertainties

Although we have not seen any significant reduction in total revenue to date, we did see a reduction in PKPD services during the year ended August 31, 2021, primarily resulting from project disruptions due to customer delays, holds, and drug development program cancellations. We have also seen some consolidation in the pharmaceutical industry during economic downturns although these consolidations have not had a negative effect on our total revenue from that industry. Should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenue and earnings going forward.

The world has been affected by the COVID-19 pandemic. Although there has not been a substantial impact on our sales revenue to date, until the pandemic has passed, there remains uncertainty as to the effect on our business in both the short and long term.

We believe that the need for improved productivity in the research and development activities directed toward developing new medicines will continue to result in increasing adoption of simulation and modeling tools such as those we produce. New product developments in the pharmaceutical business segments could result in increased revenue and earnings if they are accepted by our markets; however, there can be no assurances that new products will result in significant improvements to revenue or earnings. For competitive reasons, we do not disclose all of our new product development activities.

Our continued quest for acquisitions could result in a significant change to revenue and earnings if one or more such acquisitions are completed.

The potential for growth in new markets (e.g., healthcare) is uncertain. We will continue to explore these opportunities until such time as we either generate sales or determine that resources would be more efficiently used elsewhere.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances, contingent consideration, contingent value rights, fixed payment arrangements and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including the COVID-19 pandemic, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed with the SEC on October 27, 2021.

Information regarding our significant accounting policies and estimates can also be found in Note 2, Significant Accounting Policies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2021.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of November 30, 2021 that our disclosure controls and procedures were effective.

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

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2021, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1(3)^	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto
2.2(5)^	Share Purchase and Contribution Agreement, dated March 31, 2020
3.1(2)	Articles of Incorporation of the Company
3.2(2)	Amended and Restated Bylaws of the Company
3.3(4)	Certificate of Amendment to the Amended and Restated Bylaws of Simulations Plus, Inc.
4.1(1)	Form of Common Stock Certificate
4.2(1)	Share Exchange Agreement
4.3(6)	Revolving Line of Credit Note, dated as of March 31, 2020, by and between the Company, as borrower, and Wells Fargo Bank, National Association, as lender
4.4(6)	Credit Agreement, dated as of March 31, 2020, by and between the Company, as borrower, and Wells Fargo Bank, National Association, as lender
10.1(7)†	First Amendment to Employment Agreement, by and between Simulations Plus, Inc. and Shawn O’Connor, dated November 19, 2021
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith
†	Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(3)	Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(4)	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed December 31, 2018.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 2, 2020.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 3, 2020.
(7)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 19, 2021.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 7, 2022.

Simulations Plus, Inc.

Date:	January 7, 2022	By: /s/ Will Frederick
Will Frederick
Chief Financial Officer

