Form 10-Q
period 2022-02-28
Simulations Plus, Inc.
filed 2022-04-08
CIK 1023459

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2022

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number: 001-32046

Simulations Plus, Inc.

(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 4, 2022, was 20,206,550.

Simulations Plus, Inc.

FORM 10-Q

For the Quarterly Period Ended February 28, 2022

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 28,	August 31,
(in thousands, except share and per share amounts)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$60,373	$36,984
Accounts receivable, net of allowance for doubtful accounts of $12 and $78	15,039	9,851
Prepaid income taxes	449	1,012
Prepaid expenses and other current assets	3,573	4,846
Short-term investments	64,192	86,620
Total current assets	143,626	139,313
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $15,062 and $14,438	8,529	7,646
Property and equipment, net	634	1,838
Operating lease right-of-use assets	1,653	1,276
Intellectual property, net of accumulated amortization of $7,231 and $6,516	9,754	10,469
Other intangible assets, net of accumulated amortization of $2,475 and $2,186	7,877	6,464
Goodwill	12,921	12,921
Other assets	50	51
Total assets	$185,044	$179,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$414	$387
Accrued payroll and other expenses	2,220	5,604
Contracts payable - current portion	4,793	4,550
Operating lease liability - current portion	336	382
Deferred revenue	1,241	651
Total current liabilities	9,004	11,574

Long-term liabilities
Deferred income taxes, net	2,150	1,726
Operating lease liability	1,314	896
Total liabilities	12,468	14,196

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized, 20,181,784 and 20,141,521 shares issued and outstanding	135,472	133,418
Retained earnings	37,422	32,407
Accumulated other comprehensive loss	(318)	(43)
Total shareholders' equity	172,576	165,782
Total liabilities and shareholders' equity	$185,044	$179,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended February 28, 2022 and 2021

(Unaudited)

(in thousands, except per common share amounts)	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Revenues
Software	$9,758	$7,827	$17,120	$13,975
Services	5,038	5,320	10,093	9,873
Total revenues	14,796	13,147	27,213	23,848
Cost of revenues
Software	780	836	1,515	1,647
Services	2,050	2,075	4,071	3,697
Total cost of revenues	2,830	2,911	5,586	5,344
Gross profit	11,966	10,236	21,627	18,504
Operating expenses
Research and development	902	1,292	1,784	2,101
Selling, general, and administrative	5,584	5,458	10,572	9,866
Total operating expenses	6,486	6,750	12,356	11,967

Income from operations	5,480	3,486	9,271	6,537

Other income (expense), net	53	(63)	118	(118)

Income before income taxes	5,533	3,423	9,389	6,419
Provision for income taxes	(1,124)	(212)	(1,954)	(729)
Net income	$4,409	$3,211	$7,435	$5,690

Earnings per share
Basic	$0.22	$0.16	$0.37	$0.28
Diluted	$0.21	$0.15	$0.36	$0.27

Weighted-average common shares outstanding
Basic	20,177	20,006	20,164	19,968
Diluted	20,745	20,842	20,738	20,786

Other Comprehensive income, net of tax
Foreign currency translation adjustments	(38)	(4)	(275)	(4)
Comprehensive Income	$4,371	$3,207	$7,160	$5,686

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the three and six months ended February 28, 2022 and 2021

(Unaudited)

(in thousands, except per common share amounts)	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Common stock and additional paid in capital
Balance, beginning of period	$134,512	$129,253	$133,418	$128,541
Exercise of stock options	169	656	541	836
Stock-based compensation	703	717	1,337	1,166
Shares issued to Directors for services	88	87	176	170
Balance, end of period	$135,472	$130,713	$135,472	$130,713

Retained earnings
Balance, beginning of period	$34,224	$28,720	$32,407	$27,436
Declaration of dividend	(1,211)	(1,201)	(2,420)	(2,396)
Net income	4,409	3,211	7,435	5,690
Balance, end of period	$37,422	$30,730	$37,422	$30,730

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(280)	$58	$(43)	$58
Other comprehensive loss	(38)	(4)	(275)	(4)
Balance, end of period	$(318)	$54	$(318)	$54
Total shareholders’ equity	$172,576	$161,497	$172,576	$161,497
Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended February 28,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$7,435	$5,690
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,840	1,776
Change in value of contingent consideration	243	243
Amortization of investment premiums	1,122	1,276
Stock-based compensation	1,513	1,336
Deferred income taxes	424	6
Currency translation adjustments	(275)	(4)
(Increase) decrease in
Accounts receivable	(5,188)	(3,884)
Prepaid income taxes	563	(280)
Prepaid expenses and other assets	1,274	(556)
Increase (decrease) in
Accounts payable	22	51
Accrued payroll and other expenses	(3,384)	640
Deferred revenue	590	340
Net cash provided by operating activities	6,179	6,634

Cash flows provided by (used in) investing activities
Purchases of property and equipment	(710)	(583)
Purchases of short-term investments	(25,504)	(40,789)
Proceeds from sale of short-term investments	46,810	30,950
Capitalized computer software development costs	(1,507)	(1,474)
Net cash provided by (used in) investing activities	19,089	(11,896)

Cash flows used in financing activities
Payment of dividends	(2,420)	(2,396)
Proceeds from the exercise of stock options	541	836
Net cash used in financing activities	(1,879)	(1,560)

Net increase (decrease) in cash and cash equivalents	23,389	(6,822)
Cash and cash equivalents, beginning of year	36,984	49,207
Cash and cash equivalents, end of period	$60,373	$42,385

Supplemental disclosures of cash flow information
Income taxes paid	$921	$878

Non-cash investing and financing activities
Right of use assets capitalized	$624	$905

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: GENERAL

This Quarterly Report on Form 10-Q for the quarter ended February 28, 2022 should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on October 27, 2021. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed, and therefore, do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc., the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Organization

Simulations Plus, Inc. (“Simulations Plus”) was incorporated on July 17, 1996. In September 2014, Simulations Plus acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”) and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. In June 2017, Simulations Plus acquired DILIsym Services, Inc. (“DILIsym”) as a wholly owned subsidiary. In April 2020, Simulations Plus, Inc. acquired Lixoft, a French société par actions simplifiée (“Lixoft”) as a wholly owned subsidiary pursuant to a stock purchase and contribution agreement (Simulations Plus together with its subsidiaries, collectively, the “Company,” “we,” “us,” “our”).

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Simulations Plus and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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
iv.	Allocation of the transaction price to the performance obligations in the contract
v.	Recognition of revenue when, or as, we satisfy a performance obligation

Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of February 28, 2022, remaining performance obligations were approximately $7.3 million. Approximately 90% of the remaining performance obligations are expected to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations and changes in the scope of contracts.

Disaggregation of Revenue

The components of disaggregation of revenue for the three and six months ended February 28, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Software licenses:
Point in time	$9,493	$7,536	$16,600	$13,472
Over time	265	291	520	503

Consulting services:
Over time	5,038	5,320	10,093	9,873
Total revenue	$14,796	$13,147	$27,213	$23,848

Contract Balances

We receive payments from customers based upon contractual billing schedules, while we recognize revenue when, or as, we satisfy our performance obligations. This timing difference results in accounts receivable, contract assets and contract liabilities. We record accounts receivable when the right to consideration becomes unconditional. We record a contract asset if the right to consideration is conditioned on something other than the passage of time, such as our future performance. Contract assets are included in prepaid expenses and other current assets on our condensed consolidated balance sheets. We record a contract liability when we have an obligation to transfer goods or services to a customer for which we have received consideration from a customer. We refer to contract liabilities as deferred revenue on our condensed consolidated balance sheets.

Contract asset balances as of February 28, 2022 and August 31, 2021 were $2.1 million and $3.2 million, respectively.

During the three and six months ended February 28, 2022, we recognized $187 thousand and $540 thousand, respectively, of revenue that was included in contract liabilities as of August 31, 2021 and during the three and six months ended February 28, 2021, we recognized $104 thousand and $400 thousand, respectively, of revenue that was included in contract liabilities as of August 31, 2020.

Deferred Commissions

Sales commissions earned by our sales force and our commissioned sales representatives are considered incremental and recoverable costs of obtaining a contract with a customer. We apply the practical expedient as described in ASC 340-40-25-4 to expense costs as incurred for sales commissions, since the amortization period of the asset that we otherwise would have recognized is one year or less. This expense is included in the condensed consolidated statements of operations and comprehensive income as selling, general, and administrative expense.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowances for Credit Losses

The Company extends credit to its customers in the normal course of business. The Company evaluates its allowance for credit losses based on its estimate of the collectability of its trade accounts receivable. As part of this assessment, the Company considers various factors including the financial condition of the individual companies with which it does business, the aging of receivable balances, historical experience, changes in customer payment terms, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, the Company’s estimates and judgments with respect to the collectability of its receivables is subject to greater uncertainty than in more stable periods. Accounts receivable balances will be charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Held-to-maturity—Debt securities that the entity has the positive intent and ability to hold to maturity are measured at amortized cost and are presented at the net amount expected to be collected. Any change in the allowance for credit losses during the period is reflected in earnings. Discounts and premiums to par value of the debt securities are amortized to interest income/expense over the term of the security.

Trading Securities—Debt securities that are bought and held primarily for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

Available-for-Sale—Debt securities not classified as either securities held-to-maturity or trading securities are reported at fair value. For available-for-sale debt securities in an unrealized loss position, we evaluate as of the balance sheet date whether the unrealized losses are attributable to a credit loss or other factors. The portion of unrealized losses related to a credit loss is recognized in earnings, and the portion of unrealized loss not related to a credit loss is recognized in other comprehensive income.

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. During the quarter ended February 28, 2022, all of our investments were classified as held-to-maturity.

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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $328 thousand and $365 thousand for the three months ended February 28, 2022 and 2021, respectively, and $624 thousand and $690 thousand for the six months ended February 28, 2022 and 2021, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

The amortization is classified as selling, general, and administrative expenses on the condensed consolidated statement of operations, and maintenance and minor upgrades are also charged to selling, general, and administrative expense as incurred.

Leases

Supplemental information related to operating leases was as follows as of February 28, 2022:

(in thousands)
Right-of-use assets	$1,653
Lease liabilities, current	$336
Lease liabilities, long-term	$1,314
Operating lease costs	$256
Weighted average remaining lease term	3.55 years
Weighted average discount rate	3.41%

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of February 28, 2022, we determined that we have four reporting units: Simulations Plus, Cognigen, DILIsym, and Lixoft. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. We are required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of February 28, 2022, the entire balance of goodwill was attributed to three of our reporting units: Cognigen, DILIsym, and Lixoft. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We did not recognize any impairment charges during the three and six months ended February 28, 2022 and 2021.

Reconciliation of Goodwill as of February 28, 2022:

(in thousands)	Cognigen	DILIsym	Lixoft	Total
Balance, August 31, 2021	$4,789	$5,598	$2,534	$12,921
Addition	–	–	–	–
Impairments	–	–	–	–
Balance, February 28, 2022	$4,789	$5,598	$2,534	$12,921

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

For certain of our financial instruments, including accounts receivable, accounts payable, accrued payroll and other expenses, and the amounts approximate fair value due to their short maturities.

The following table summarizes fair value measurements at February 28, 2022 and August 31, 2021 for assets and liabilities measured at fair value on a recurring basis:

February 28, 2022:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$60,373	$–	$–	$60,373
Short-term investments	$63,922	$–	$–	$63,922
Acquisition-related contingent consideration obligations	$–	$–	$3,460	$3,460

August 31, 2021:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$36,984	$–	$–	$36,984
Short-term investments	$86,484	$–	$–	$86,484
Acquisition-related contingent consideration obligations	$–	$–	$3,217	$3,217

As of February 28, 2022 and August 31, 2021, we had a liability for contingent consideration related to our acquisition of Lixoft. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. The liability is recorded as contracts payable on the condensed consolidated balance sheet, and changes in the value of the contingent consideration obligations are recorded other income (expense), net in our Condensed Consolidated Statement of Operations and Comprehensive Income.

The following is a reconciliation of contingent consideration value:

(in thousands)
Value at August 31, 2021	$3,217
Contingent consideration payments	–
Change in value of contingent consideration	243
Value at February 28, 2022	$3,460

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

Intellectual property

The following table summarizes intellectual property as of February 28, 2022:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$75	$–
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	4,675	1,325
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,504	1,346
Intellectual rights of Entelos Holding Corp.	Straight line 10 years	50	18	32
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	959	7,051
		$16,985	$7,231	$9,754

The following table summarizes intellectual property as of August 31, 2021:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$71	$4
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	4,375	1,625
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,346	1,504
Intellectual rights of Entelos Holding Corp.	Straight line 10 years	50	15	35
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	709	7,301
		$16,985	$6,516	$10,469

Amortization expense for intellectual property agreements for the three months ended February 28, 2022 and 2021 was $358 thousand and $357 thousand, respectively, and amortization expense for intellectual property agreements for the six months ended February 28, 2022 and 2021 was $715 thousand and $714 thousand, respectively.

Other intangible assets

The following table summarizes our other intangible assets as of February 28, 2022:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Simulations Plus
ERP	Straight line 15 years	$1,702	$24	$1,678
Cognigen
Customer relationships	Straight line 8 years	1,100	1,031	69
Trade name	None	500	–	500
Covenants not to compete	Straight line 5 years	50	50	–
DILIsym
Customer relationships	Straight line 10 years	1,900	903	997
Trade name	None	860	–	860
Covenants not to compete	Straight line 4 years	80	80	–
Lixoft
Customer relationships	Straight line 14 years	2,550	349	2,201
Trade name	None	1,550	–	1,550
Covenants not to compete	Straight line 3 years	60	38	22
		$10,352	$2,475	$7,877

The following table summarizes our other intangible assets as of August 31, 2021:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Cognigen
Customer relationships	Straight line 8 years	$1,100	$963	$137
Trade name	None	500	–	500
Covenants not to compete	Straight line 5 years	50	50	–
DILIsym
Customer relationships	Straight line 10 years	1,900	807	1,093
Trade name	None	860	–	860
Covenants not to compete	Straight line 4 years	80	80	–
Lixoft
Customer relationships	Straight line 14 years	2,550	258	2,292
Trade name	None	1,550	–	1,550
Covenants not to compete	Straight line 3 years	60	28	32
		$8,650	$2,186	$6,464

Amortization expense for other intangible assets for the three months ended February 28, 2022 and 2021 was $156 thousand and $138 thousand, respectively and amortization expense for other intangible assets for the six months ended February 28, 2022 and 2021 was $289 thousand and $275 thousand, respectively. In addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended February 28, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2021	2020
Numerator:
Net income attributable to common shareholders	$4,409	$3,211	$7,435	$5,690

Denominator:
Weighted-average number of common shares outstanding during the period	20,177	20,006	20,164	19,968
Dilutive effect of stock options	568	836	574	818
Common stock and common stock equivalents used for diluted earnings per share	20,745	20,842	20,738	20,786

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation expense related to stock options, not including shares issued to directors for services, was $703 thousand and $717 thousand for the three months ended February 28, 2022 and 2021, respectively, and $1.3 million and $1.2 million for the six months ended February 28, 2022 and 2021, respectively. This expense is included in the condensed consolidated statements of operations as selling, general, and administration and research and development expense.

Impairment of Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the six months ended February 28, 2022 and 2021.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions to ease the potential accounting and financial reporting burden associated with transitioning away from reference rates that are expected to be discontinued, including the London Interbank Offered Rate (“LIBOR”). This ASU is effective as of March 12, 2020, through December 31, 2022. The adoption of the new standard has not had and is not expected to have, a material impact on our consolidated financial statements or related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendment requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contract. The amendment is intended to improve the accounting for acquired revenue contracts with customers in a business combination, related to the recognition of an acquired contract liability, and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment also provides certain practical expedients when applying the guidance. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022, on a prospective basis, with early adoption permitted. The Company expects to adopt ASU 2021-08 in the first quarter of fiscal year 2024. The Company is currently evaluating the potential impact of ASU 2021-08 to its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company does not expect that the adoption of this standard will have a material impact on its condensed consolidated financial statements; however, the Company expects to increase its disclosures with respect to government assistance beginning in the first quarter of fiscal year 2023.

NOTE 3: OTHER INCOME (EXPENSE), NET

The components of other income (expense), net for the three and six months ended February 28, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Interest income	$75	$58	$139	$119
Interest expense	–	(22)	–	(22)
Change in valuation of contingent consideration	(122)	(122)	(243)	(243)
Gain on sale of assets		–	1	–
Gain (loss) on currency exchange	100	23	221	28
Total other income (expense), net	$53	$(63)	$118	$(118)

NOTE 4: INVESTMENTS

We invest a portion of our excess cash balances in short-term debt securities within the parameters of our Investment Policy and Guidelines. Investments as of February 28, 2022, consisted of corporate bonds with maturities remaining of less than twelve months. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds, and/or commercial paper. We account for investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities. As of February 28, 2022, all investments were classified as held-to-maturity securities.

 l

The following tables summarize our short-term investments as of February 28, 2022 and August 31, 2021:

February 28, 2022

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$64,192	$–	$(270)	$63,922
Total	$64,192	$–	$(270)	$63,922

August 31, 2021

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$86,620	$–	$(136)	$86,484
Total	$86,620	$–	$(136)	$86,484

NOTE 5: CONTRACTS PAYABLE

Lixoft Acquisition Liabilities:

On April 1, 2020, we acquired Lixoft. The agreement provided for a 24-month, $2.0 million holdback provision against certain representations and warrantees, comprised of $1.3 million of cash and shares of common stock valued at $667 thousand issued at the date of the agreement. In addition, based on a revenue-growth formula for the two years subsequent to April 1, 2020, the agreement calls for earnout payments of up to $5.5 million (two-thirds cash and one-third newly issued, unregistered shares of our common stock). The former shareholders of Lixoft can earn up to $2.0 million the first year and $3.5 million in year two. In June 2021, $2.0 million was paid out under the first earnout payment, which was comprised of $1.3 million of cash and $0.7 million worth of common stock.

As of February 28, 2022 and August 31, 2021, the following liabilities have been recorded:

(in thousands)	February 28, 2022	August 31, 2021
Holdback liability	$1,333	$1,333
Earnout liability	3,460	3,217
Sub total	$4,793	$4,550
Less: current portion	4,793	4,550
Long-term portion	$–	$–

NOTE 6: COMMITMENTS AND CONTINGENCIES

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

Rent expense, including common area maintenance fees for the three months ended February 28 2022 and 2021 was $120 thousand and $147 thousand, respectively and $276 thousand and $332 thousand for the six months ended February 28, 2022 and 2021, respectively.

The following table presents maturities of operating lease liabilities on an undiscounted basis as of February 28, 2022:

(in thousands) Years Ending February 28,
2023	$509
2024	465
2025	379
2026	319
2027	101
Total undiscounted liabilities	1,773
Less: imputed interest	(123)
Total operating lease liabilities (including current portion)	$1,650

Line of Credit

On March 31, 2020, we entered into a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement provides us with a credit facility of $3.5 million through April 15, 2022 (the “Termination Date”). As of February 28, 2022, there were no amounts drawn against the line of credit. We do not currently intend to extend the term of the Credit Agreement beyond the Termination Date or to replace the credit facility with a new one in the near term.

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

NOTE 7: SHAREHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding for the three and six months ended February 28, 2022 and 2021 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Common stock outstanding, beginning of the period	20,168,796	19,958,760	20,141,521	19,923,277
Common stock issued during the period	12,988	100,768	40,263	136,251
Common stock outstanding, end of the period	20,181,784	20,059,528	20,181,784	20,059,528

Dividends

Our Board of Directors declared cash dividends during fiscal years 2022 and 2021. The details of the dividends paid are in the following tables:

(in thousands, except dividend per share)		Fiscal Year 2022
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2021	11/01/2021	20,148	$0.06	1,209
1/31/2022	2/07/2022	20,178	$0.06	1,211
Total				$2,420

(in thousands, except dividend per share)		Fiscal Year 2021
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/26/2020	11/02/2020	19,924	$0.06	$1,195
1/25/2021	2/01/2021	20,010	$0.06	1,201
4/26/2021	5/03/2021	20,115	$0.06	1,207
7/26/2021	8/02/2021	20,139	$0.06	1,208
Total				$4,811

Stock Option Plans

On February 23, 2007, the Company’s Board of Directors adopted, and its shareholders approved, the 2007 Stock Option Plan (the “2007 Plan”), under which a total of 1.0 million shares of common stock were reserved for issuance. On February 25, 2014, the shareholders approved an additional 1.0 million shares, increasing the total number of shares available to be granted under the 2007 Plan to 2.0 million. This plan terminated in February 2017 by its terms.

On December 23, 2016, the Company’s Board of Directors adopted, and on February 23, 2017, its shareholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), under which a total of 1.0 million shares of common stock were reserved for issuance. The 2017 Plan will terminate in December 2026. The 2017 Plan was replaced by the Company’s 2021 Plan (as defined below), and as a result, no further issuances of shares may be made under the 2017 Plan.

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

As of February 28, 2022, employees and directors hold Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) to purchase approximately 1.3 million shares of common stock at exercise prices ranging from $6.85 to $66.14.

The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts) Transactions during the six months ended February 28, 2022	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)
Outstanding, August 31, 2021	1,184	$25.63	6.47
Granted	189	$39.22
Exercised	(44)	$17.48
Cancelled/Forfeited	(41)	$39.72
Outstanding, February 28, 2022	1,288	$27.45	6.47
Exercisable, February 28, 2022	751	$16.81	4.93

The total fair value of nonvested stock options as of February 28, 2022 was $7.6 million and is amortizable over a weighted average period of 3.36 years.

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

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the six months ended February 28, 2022 and fiscal year 2021:

(in thousands except pricing)	Six Months Ended February 28, 2022	Fiscal Year 2021
Estimated fair value of awards granted	$3,042	$5,092
Unvested forfeiture rate	0%	0%
Weighted average grant price	$39.22	$57.60
Weighted average market price	$39.22	$57.60
Weighted average volatility	41.91%	40.49%
Weighted average risk-free rate	1.44%	0.64%
Weighted average dividend yield	0.61%	0.42%
Weighted average expected life	6.60 years	6.63 years

The exercise prices for the options outstanding at February 28, 2022 ranged from $6.85 to $66.14, and the information relating to these options is as follows:

(in thousands except prices)
Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.85	$9.77	304	3.29 years	$8.37	304	3.29 years	$8.37
$9.78	$18.76	224	4.85 years	$10.35	223	4.84 years	$10.33
$18.77	$33.40	268	6.91 years	$25.12	135	6.54 years	$24.16
$33.41	$47.63	246	9.13 years	$38.35	31	7.53 years	$35.56
$47.64	$66.14	246	8.73 years	$58.23	58	8.64 years	$58.88
		1,288	6.47 years	$27.45	751	4.93 years	$16.81

During the three and six months ended February 28, 2022 the Company issued 1,716 and 3,451 shares of stock valued at $88 thousand and $176 thousand, respectively, to our non-management directors as compensation for board-related duties.

The balance of par value common stock and additional paid-in capital as of February 28, 2022, was $10 thousand and $135.5 million, respectively.

NOTE 8: CONCENTRATIONS AND UNCERTAINTIES

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, trade accounts receivable, and short-term investments. In addition, we hold cash at a bank in France that is not FDIC-insured. Historically, we have not experienced any losses in such accounts. However, we are investigating alternative ways to minimize our exposure to such risks. While we may be exposed to credit losses due to the nonperformance of our counterparties, we do not expect the settlement of these transactions to have a material effect on our results of operations, cash flows, or financial condition. We maintain cash and cash equivalents at financial institutions that may, at times, exceed federally insured limits.

Revenue concentration shows that international sales accounted for 33% and 34% of net sales for the six months ended February 28, 2022 and 2021, respectively. Four customers accounted for 11%, 5%, 4%, and 4% of net sales during the six months ended February 28, 2022. Two customers accounted for 13% and 5% of net sales during the six months ended February 28, 2021.

Accounts receivable concentration shows that three customers each comprised between 19% and 4% of accounts receivable as of February 28, 2022 compared to four customers each comprising between 15% and 5% of accounts receivable as of February 28, 2021.

We operate in the computer software industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

The majority of our customers are in the pharmaceutical industry. During economic downturns, we have seen consolidations in the pharmaceutical industry. The extent to which the COVID-19 pandemic continues to impact our business going forward will depend on numerous factors we cannot reliably predict, including the duration and scope of the pandemic; businesses and individuals' actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers ability to pay for our products and services on an ongoing basis. As a result, our growth rate could be affected by consolidation and downsizing in the pharmaceutical industry.

NOTE 9: SEGMENT AND GEOGRAPHIC REPORTING

We account for segments and geographic revenue in accordance with guidance issued by the FASB. Our reportable segments are strategic business units that offer different products and services.

Results for each business unit segment and consolidated results for the three and six months ended February 28, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended February 28, 2022
	Software	Services	Total
Revenue	$9,758	$5,038	$14,796
Cost of revenue	780	2,050	2,830
Gross profit	$8,978	$2,988	$11,966
Gross margin	92%	59%	81%

Our software business and services business represented 66% and 34% of total revenue, respectively, for the three months ended February 28, 2022.

(in thousands)	Three Months Ended February 28, 2021
	Software	Services	Total
Revenue	$7,827	$5,320	$13,147
Cost of revenue	836	2,075	2,911
Gross profit	$6,991	$3,245	$10,236
Gross margin	89%	61%	78%

Our software business and services business represented 60% and 40% of total revenue, respectively, for the three months ended February 28, 2021.

(in thousands)	Six Months Ended February 28, 2022
	Software	Services	Total
Revenue	$17,120	$10,093	$27,213
Cost of revenue	1,515	4,071	5,586
Gross profit	$15,605	$6,022	$21,627
Gross margin	91%	60%	79%

Our software business and services business represented 63% and 37% of total revenue, respectively, for the six months ended February 28, 2022.

(in thousands)	Six Months Ended February 28, 2021
	Software	Services	Total
Revenue	$13,975	$9,873	$23,848
Cost of revenue	1,647	3,697	5,344
Gross profit	$12,328	$6,176	$18,504
Gross margin	88%	63%	78%

Our software business and services business represented 59% and 41% of total revenue, respectively, for the six months ended February 28, 2021.

Revenue by product and consolidated revenue for the three and six months ended February 28, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended February 28,
	2022		2021
Software revenue
GastroPlus	$5,450	56%	$4,483	57%
MonolixSuite	2,222	23	1,551	20
ADMET Predictor	1,367	14	1,212	15
Other	719	7	581	8
Total software revenue	$9,758	100%	$7,827	100%

Services revenue
PKPD	$2,222	44%	$2,585	49%
QSP/QST	1,527	30	1,745	33
PBPK	948	19	945	17
Other	341	7	45	1
Total services revenue	$5,038	100%	$5,320	100%
Total consolidated revenue	$14,796		$13,147

(in thousands)	Six Months Ended February 28,
	2022		2021
Software revenue
GastroPlus	$9,435	55%	$7,819	56%
MonolixSuite	3,792	22	2,716	19
ADMET Predictor	2,826	17	2,384	17
Other	1,067	6	1,056	8
Total software revenue	$17,120	100%	$13,975	100%

Services revenue
PKPD	$4,548	45%	$4,830	49%
QSP/QST	2,993	30	2,867	29
PBPK	1,807	18	1,573	16
Other	745	7	603	6
Total services revenue	$10,093	100%	$9,873	100%
Total consolidated revenue	$27,213		$23,848

Revenue by division and consolidated revenue for the three and six months ended February 28, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended February 28,
	2022		2021
Simulations Plus	$7,989	54%	$6,646	51%
Cognigen	2,437	17	2,783	21
DILIsym	2,102	14	2,114	16
Lixoft	2,268	15	1,604	12
Total	$14,796	100%	$13,147	100%

(in thousands)	Six Months Ended February 28,
	2022		2021
Simulations Plus	$14,504	53%	$12,078	51%
Cognigen	4,940	18	5,451	23
DILIsym	3,819	14	3,486	15
Lixoft	3,950	15	2,833	11
Total	$27,213	100%	$23,848	100%

In addition, we allocate revenue to geographic areas based on the locations of our customers. Revenue for each geographical area and consolidated revenue for the three and six months ended February 28, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended February 28,
	2022		2021
Americas	$9,696	66%	$8,662	66%
EMEA	3,706	25	3,071	23
Asia Pacific	1,394	9	1,414	11
Total	$14,796	100%	$13,147	100%

(in thousands)	Six Months Ended February 28,
	2022		2021
Americas	$18,155	67%	$15,785	66%
EMEA	6,731	24	5,560	23
Asia Pacific	2,327	9	2,503	11
Total	$27,213	100%	$23,848	100%

NOTE 10: EMPLOYEE BENEFIT PLAN

We maintain a 401(k) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this 401(K) Plan amounted to $194 thousand and $131 thousand for the three months ended February 28, 2022 and 2021, respectively, and $308 thousand and $252 thousand for the six months ended February 28, 2022 and 2021, respectively.

NOTE 11: SUBSEQUENT EVENTS

On Thursday, April 6, 2022, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend amount of approximately $1.2 million will be distributed on Monday, May 2, 2022, for shareholders of record as of Monday, April 25, 2022.

On April 1, 2022, upon expiration of the 24-month holdback period set forth in the Share Purchase and Contribution Agreement entered into by and among the Company and the former shareholders of Lixoft on March 31, 2020, the Company released and distributed the $2.0 million holdback consideration, consisting of approximately $1.3 million in cash and $0.7 million in restricted shares of Company common stock (amounting to an aggregate of 20,326 shares of common stock), to the former shareholders of Lixoft.

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

General

BUSINESS

OVERVIEW

Simulations Plus, Inc., incorporated in 1996, is a premier developer of modeling and simulation software for drug discovery and development, including the prediction of properties of molecules utilizing artificial-intelligence and machine-learning-based technologies. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial development to regulatory submissions in support of product approval. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies. They are also provided to academic agencies for use in the conduct of industry-based research and to regulatory agencies for product approval. The Company is headquartered in Southern California, with additional offices in Buffalo, NY; Durham, NC; and Paris, France. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.

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

Summary Results of Operations

Comparison of Three Months Ended February 28, 2022 and 2021:

(in thousands)	Three Months Ended February 28,
	2022	2021	$ Change	% Change
Revenue	$14,796	$13,147	$1,649	13%
Cost of revenue	2,830	2,911	(81)	(3)%
Gross profit	11,966	10,236	1,730	17%
Research and development	902	1,292	(390)	(30)%
Selling, general and administrative	5,584	5,458	126	2%
Total operating expenses	6,486	6,750	(264)	(4)%
Income from operations	5,480	3,486	1,994	57%
Other income (expense), net	53	(63)	116	(184)%
Income before income taxes	5,533	3,423	2,110	62%
Provision for income taxes	(1,124)	(212)	(912)	430%
Net income	$4,409	$3,211	$1,198	37%

Revenue

Consolidated revenue increased by approximately $1.6 million or 13% to $14.8 million for the three months ended February 28, 2022, compared to consolidated revenue of approximately $13.1 million for the three months ended February 28, 2021. This increase is primarily due to a $1.9 million or 25% increase in software-related revenue, partially offset by a $282 thousand or 5% decrease in service-related revenue when compared to the three months ended February 28, 2022 and 2021.

Cost of Revenue

Consolidated cost of revenue decreased by approximately $81 thousand or 3% to $2.8 million for the three months ended February 28, 2022 compared to approximately $2.9 million for the three months ended February 28, 2021. The decrease is primarily due to a $56 thousand or 7% decrease in software-related cost of revenue sold and a $25 thousand or 1% decrease in service-related cost of revenue when compared to the three months ended February 28, 2022 and 2021.

Gross Profit

Consolidated gross profit increased by approximately $1.7 million or 17% to $12.0 million for the three months ended February 28, 2022, compared to approximately $10.2 million for the three months ended February 28, 2021. The higher gross profit is primarily due to an increase in gross profit for our software business of approximately $2.0 million or 28%, partially offset by a decrease in gross profit for our services business of approximately $257 thousand or 8%.

Overall gross margin percentage was 81% and 78% for the three months ended February 28, 2022 and 2021, respectively.

Research and Development Costs

Total research and development costs decreased by $421 thousand for the three months ended February 28, 2022 compared to the three months ended February 28, 2021. During the three months ended February 28, 2022, we incurred approximately $1.6 million of research and development costs; of this amount, $669 thousand was capitalized and approximately $902 thousand was expensed. During the three months ended February 28, 2021, we incurred approximately $2.0 million of research and development costs; of this amount approximately $700 thousand was capitalized and $1.3 million was expensed.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by approximately $126 thousand or 2% to approximately $5.6 million for the three months ended February 28, 2022, up from $5.5 million for the three months ended February 28, 2021. The increase was primarily due to higher selling and marketing expense of $330 thousand, an increase in office expense driven by software license and maintenance costs of $275 thousand, and an increase in liability insurance costs of $145 thousand. This was offset by a decrease in salary, bonus and other compensation costs of $496 thousand and a decrease in state taxes of $144 thousand.

As a percent of revenue, consolidated selling, general, and administrative expenses decreased from 42% to 38% for the same comparative periods.

Other Income (Expense), net

Total other income was $53 thousand for the three months ended February 28, 2022 compared to total other expense of $63 thousand for the three months ended February 28, 2021. The variance of $116 thousand was primarily due to an increase in currency-exchange gains of $77 thousand and a decrease in interest expense of $22 thousand.

Provision for Income Taxes

Provision for income taxes was $1.1 million for the three months ended February 28, 2022 compared to $212 thousand for the same period in the previous year. Our effective tax rate increased 14.1% to 20.3% for the three months ended February 28, 2022 from 6.2% during the same period of the previous year.

Comparison of Six Months Ended February 28, 2022 and 2021:

(in thousands)	Six Months Ended February 28,
	2022	2021	$ Change	% Change
Revenue	$27,213	$23,848	$3,365	14%
Cost of revenue	5,586	5,344	242	5%
Gross profit	21,627	18,504	3,123	17%
Research and development	1,784	2,101	(317)	(15)%
Selling, general and administrative	10,572	9,866	706	7%
Total operating expenses	12,356	11,967	389	3%
Income from operations	9,271	6,537	2,734	42%
Other income (expense), net	118	(118)	236	(200)%
Income before income taxes	9,389	6,419	2,970	46%
Provision for income taxes	(1,954)	(729)	(1,225)	168%
Net income	$7,435	$5,690	$1,745	31%

Revenue

Consolidated revenue increased by approximately $3.4 million or 14% to $27.2 million for the six months ended February 28, 2022, compared to consolidated revenue of approximately $23.8 million for the six months ended February 28, 2021. This increase is primarily due to a $3.2 million or 23% increase in software-related revenue, as well as a $220 thousand or 2% increase in service-related revenue when comparing the six months ended February 28, 2022 and 2021.

Cost of Revenue

Consolidated cost of revenue increased by approximately $242 thousand or 5% to $5.6 million for the six months ended February 28, 2022, compared to approximately $5.3 million for the six months ended February 28, 2021. The increase is primarily due to a $374 thousand or 10% increase in service-related cost of revenue and a $132 thousand or 8% decrease in software-related cost of revenue when compared to the six months ended February 28, 2022 and 2021.

Gross Profit

Consolidated gross profit increased by approximately $3.1 million or 17% to $21.6 million for the six months ended February 28, 2022, compared to approximately $18.5 million for the six months ended February 28, 2021. The higher gross profit is primarily due to an increase in gross profit for our software business of approximately $3.3 million or 27%, partially offset by a decrease in gross profit for our services business of approximately $154 thousand or 2%.

Overall gross margin percentage was 79% and 78% for the six months ended February 28, 2022 and 2021, respectively.

Research and Development Costs

Total research and development costs decreased by $284 thousand for the six months ended February 28, 2022, compared to the six months ended February 28, 2021. During the six months ended February 28, 2022, we incurred approximately $3.3 million of research and development costs; of this amount, $1.5 million was capitalized and $1.8 million was expensed. During the six months ended February 28, 2021, we incurred approximately $3.5 million of research and development costs; of this amount approximately $1.4 million was capitalized and $2.1 million was expensed.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by approximately $706 thousand or 7% to approximately $10.6 million for the six months ended February 28, 2022, from $9.9 million for the six months ended February 28, 2021. The increase was primarily due to higher selling and marketing costs of $419 thousand, an increase in office expense of $349 thousand and an increase in insurance costs of $288 thousand related to liability premiums. These were offset by a decrease in salaries and wages of $194 thousand and lower state and local taxes of $135 thousand.

As a percent of revenue, consolidated selling, general, and administrative expenses decreased from 41% to 39% for the same comparative periods.

Other Income (Expense), net

Total other income was $118 thousand for the six months ended February 28, 2022 compared to total other expense of $118 thousand for the six months ended February 28, 2021. The variance of $236 thousand was primarily due to an increase in currency-exchange gains of $193 thousand and a decrease in interest expense of $22 thousand.

Provision for Income Taxes

Provision for income taxes was approximately $2.0 million for the six months ended February 28, 2022, compared to $729 thousand for the same period in the previous year. Our effective tax rate increased 9.4% to 20.8% for the six months ended February 28, 2022 compared to 11.4% for the same period of the previous year.

Segment Results of Operations by Business Unit

Comparison of Three Months Ended February 28, 2022 and 2021:

Revenue

(in thousands)	Three Months Ended February 28,
	2022	2021	Change ($)	Change (%)
Software	$9,758	$7,827	$1,931	25%
Services	5,038	5,320	(282)	(5)%
Total	$14,796	$13,147	$1,649	13%

Cost of Revenue

(in thousands)	Three Months Ended February 28,
	2022	2021	Change ($)	Change (%)
Software	$780	$836	$(56)	(7)%
Services	2,050	2,075	(25)	(1)%
Total	$2,830	$2,911	$(81)	(3)%

Gross Profit

(in thousands)	Three Months Ended February 28,
	2022	2021	Change ($)	Change (%)
Software	$8,978	$6,991	$1,987	28%
Services	2,988	3,245	(257)	(8)%
Total	$11,966	$10,236	$1,730	17%

Software Business

For the three months ended February 28, 2022, the revenue increase of $1.9 million or 25%, compared to the three months ended February 28, 2021, was primarily due to higher sales from MonolixSuite and GastroPlus of $1.0 million and $967 thousand, respectively. Cost of revenue decreased $56 thousand or 7% during the same periods primarily due to a decrease in salaries of $231 thousand and an increase in international salaries of $191 thousand. Gross profit increased $1.9 million or 28% during the same periods, primarily due to the increase in revenue.

Services Business

For the three months ended February 28, 2022, the revenue decrease of $282 thousand or 5%, compared to the three months ended February 28, 2021, was primarily due to a decrease in revenue from PKPD of $438 thousand, partially offset by increases in other services revenue. Cost of revenue decreased $25 thousand or 1%, primarily due to a decrease in salaries and benefits of $104 thousand and lower stock compensation expense of $92 thousand, partially offset by an increase in CRO services and other expense of $136 thousand, and higher contractor costs of $36 thousand. Gross profit decreased $257 thousand or 8%.

Comparison of Six Months Ended February 28, 2022 and 2021:

Revenue

(in thousands)	Six Months Ended February 28,
	2022	2021	Change ($)	Change (%)
Software	$17,120	$13,975	$3,145	23%
Services	10,093	9,873	220	2%
Total	$27,213	$23,848	$3,365	14%

Cost of Revenue

(in thousands)	Six Months Ended February 28,
	2022	2021	Change ($)	Change (%)
Software	$1,515	$1,647	$(132)	(8)%
Services	4,071	3,697	374	10%
Total	$5,586	$5,344	$242	5%

Gross Profit

(in thousands)	Six Months Ended February 28,
	2022	2021	Change ($)	Change (%)
Software	$15,605	$12,328	$3,277	27%
Services	6,022	6,176	(154)	(2)%
Total	$21,627	$18,504	$3,123	17%

Software Business

For the six months ended February 28, 2022, the revenue increase of $3.1 million or 23%, compared to the six months ended February 28, 2021, was primarily due to higher sales from GastroPlus and MonolixSuite of $1.6 million and $1.4 million, respectively. Cost of revenue decreased $132 thousand or 8% during the same periods primarily due to an decrease in salaries of $231 thousand and lower tech support costs of $99 thousand, partially offset by an increase in international salaries of $191 thousand. Gross profit increased $3.3 million or 27% during the same periods, primarily due to the increase in revenue.

Services Business

For the six months ended February 28, 2022, the revenue increase of $220 thousand or 2%, compared to the six months ended February 28, 2021, was primarily due to an increase in revenue from QSP/QST consulting services of $130 thousand. Cost of revenue increased by $374 thousand or 10%, primarily due to an increase in payroll taxes of $281 thousand and higher CRO services costs of $119 thousand. Gross profit decreased $154 thousand or 2% during the same periods, primarily due to the increase in cost of revenue.

Liquidity and Capital Resources

As of February 28, 2022, the Company had $60.4 million in cash and cash equivalents, $64.2 million in short-term investments, and $134.6 million in working capital. Our principal sources of capital have been cash flows from our operations and a public offering in 2020. We have achieved continuous positive operating cash flow over the last twelve fiscal years.

On March 31, 2020, we entered into a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement provides us with a credit facility of $3.5 million through April 15, 2022 (the “Termination Date”). As of February 28, 2022, there were no amounts drawn against the line of credit. We do not currently intend to extend the term of the Credit Agreement beyond the Termination Date or to replace the credit facility with a new one in the near term.

On March 31, 2020, we entered into a Share Purchase and Contribution Agreement (the “Agreement”) with Lixoft. Under the terms of the Agreement, we agreed to pay the former shareholders of Lixoft total consideration of up to $16.5 million, consisting of two-thirds cash and one-third newly issued, unregistered shares of our common stock. At closing, we paid the former shareholders of Lixoft a total of $10.8 million, comprised of cash in the amount of $9.5 million and the issuance of 111,682 shares of our common stock valued at $3.7 million, net of adjustments and a $2.0 million holdback for representations and warranties. In addition, we paid $3.5 million of excess working capital based on the March 31, 2020 financial statements of Lixoft. In addition, the Agreement calls for earnout payments up to an additional $5.5 million, payable in two-thirds cash and one-third newly issued, unregistered shares of our common stock, based on a revenue growth formula each year for the two years subsequent to April 1, 2020. The former shareholders can earn up to $2 million the first year and $3.5 million in year two. In June 2021, $2.0 million was paid out under the first earnout payment, which was comprised of $1.3 million of cash and $0.7 million worth of common stock. Under the Agreement, we have up to 90 days after April 1, 2022 to calculate the amount of the earnout payment, if any, payable for year two under the Agreement. We have not yet determined the final amount, if any, we will be required to pay under the second earnout; however, we intend to do so within the period provided under the Agreement. Subsequent to the end of the quarter ended February 28, 2022, on April 01, 2022, we released and distributed the $2.0 million holdback consideration, consisting of approximately $1.3 million in cash and $0.7 million in restricted shares of Company common stock (amounting to an aggregate of 20,326 shares of common stock), to the former shareholders of Lixoft.

We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may have to sell additional equity or debt securities or obtain a new credit facility. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical business while maintaining expenses within operating cash flows.

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

Except as discussed elsewhere in this report, we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. The trend over the last ten years has been increasing cash deposits from our operating cash flows, and we expect that trend to continue for the foreseeable future.

Cash Flows

Operating Activities

Net cash provided by operating activities was $6.2 million for the six months ended February 28, 2022. Our operating cash flows resulted primarily from our net income of $7.4 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, net cash outflow from changes in balances of operating assets and liabilities was $6.1 million, offset by non-cash charges of $4.9 million. The change in operating assets and liabilities was primarily a result of an increase in accounts receivable.

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

Investing Activities

Net cash provided by investing activities during the six months ended February 28, 2022 of approximately $19.1 million was primarily due to the proceeds from the sale of short-term investments of $46.8 million, partially offset by the purchase of short-term investments of $25.5 million and the purchase of computer software development costs of $1.5 million.

Cash used for investing activities during the six months ended February 28, 2021 of $11.9 million was primarily due to the purchase of short-term investments of $40.8 million, the costs associated with the development of computer software of $1.5 million and the purchase of equipment of $0.6 million, offset by the proceeds from the sale of short-term investments of $31.0 million.

Financing Activities

For the six months ended February 28, 2022, net cash used in financing activities of $1.9 million was primarily due to dividend payments totaling $2.4 million, partially offset by proceeds from the exercise of stock options totaling $541 thousand.

For the six months ended February 28, 2021, net cash used by financing activities of $1.6 million was primarily driven by the payment of dividends totaling $2.4 million, partially offset by proceeds from the exercise of stock options totaling $0.8 million.

Working Capital

At February 28, 2022, we had working capital of $134.6 million, a ratio of current assets to current liabilities of 16.0 and a ratio of debt to equity of 0.1. At August 31, 2021, we had working capital of $127.7 million, a ratio of current assets to current liabilities of 12.0 and a ratio of debt to equity of 0.1.

Contractual Obligations

The following table provides aggregate information regarding our contractual obligations as of February 28, 2022:

(in thousands)	Payments due by period
Contractual obligations:	Total	1 year	2–3 years	4–5 years	More than 5 years

Operating lease obligations	$1,773	$509	$844	$420	$–
Contracts payable	4,793	4,793	–	–	–
Total	$6,566	$5,302	$844	$420	$–

Known Trends of Uncertainties

Although we have not seen any significant reduction in total revenue to date, we did see a reduction in PKPD services during the year ended August 31, 2021, primarily resulting from project disruptions due to customer delays, holds, and drug development program cancellations. We have also seen some consolidation in the pharmaceutical industry during economic downturns, although these consolidations have not had a negative effect on our total revenue from that industry. Should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenue and earnings going forward.

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

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances, contingent consideration, contingent value rights, fixed payment arrangements and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including the COVID-19 pandemic, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 (the “Annual Report”), filed with the SEC on October 27, 2021.

Information regarding our significant accounting policies and estimates can also be found in Note 2, Significant Accounting Policies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 28, 2022, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of February 28, 2022 that our disclosure controls and procedures were effective.

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

For a description of our material pending legal proceedings, please see Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Except as set forth below, there have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Annual Report.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As discussed elsewhere in this report, on April 1, 2022, the Company issued an aggregate of 20,326 restricted shares of the Company’s common stock to the former shareholders of Lixoft as partial payment of a $2.0 million holdback of the closing consideration payable pursuant to that Share Purchase and Contribution Agreement entered into by and among the Company and the former shareholders of Lixoft, dated March 31, 2020. The shares had an aggregate value of approximately $0.70 million.

The shares issued as partial payment of the $2.0 million holdback were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder.

The Company did not sell any other unregistered equity securities during the period covered by this report that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1(3)^	Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto.
2.2(5)^	Share Purchase and Contribution Agreement, dated March 31, 2020.
3.1(2)	Articles of Incorporation of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Amendment to the Amended and Restated Bylaws of Simulations Plus, Inc.
4.1(1)	Form of Common Stock Certificate.
4.2(1)	Share Exchange Agreement.
4.3(6)	Revolving Line of Credit Note, dated as of March 31, 2020, by and between the Company, as borrower, and Wells Fargo Bank, National Association, as lender.
4.4(6)	Credit Agreement, dated as of March 31, 2020, by and between the Company, as borrower, and Wells Fargo Bank, National Association, as lender.
10.1(7)†	First Amendment to Employment Agreement, by and between Simulations Plus, Inc. and Shawn O’Connor, dated November 19, 2021.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith
†	Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(3)	Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(4)	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed December 31, 2018.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 2, 2020.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 3, 2020.
(7)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 19, 2021.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 8, 2022.

Simulations Plus, Inc.

Date:	April 8, 2022	By: /s/ Will Frederick
Will Frederick
Chief Financial Officer

