Form 10-Q
period 2022-05-31
Simulations Plus, Inc.
filed 2022-07-08
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2022

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 30, 2022, was 20,235,562.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended May 31, 2022

Part I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
(in thousands, except share and per share amounts)	May 31, 2022	August 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$42,353	$36,984
Accounts receivable, net of allowance for doubtful accounts of $12 and $78	18,587	9,851
Prepaid income taxes	322	1,012
Prepaid expenses and other current assets	3,472	4,846
Short-term investments	80,120	86,620
Total current assets	144,854	139,313
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $15,376 and $14,438	8,974	7,646
Property and equipment, net	607	1,838
Operating lease right-of-use assets	1,533	1,276
Intellectual property, net of accumulated amortization of $7,585 and $6,516	9,400	10,469
Other intangible assets, net of accumulated amortization of $2,635 and $2,186	7,717	6,464
Goodwill	12,921	12,921
Other assets	217	51
Total assets	$186,223	$179,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$426	$387
Accrued payroll and other expenses	2,947	5,604
Contracts payable - current portion	—	4,550
Operating lease liability - current portion	459	382
Deferred revenue	2,083	651
Total current liabilities	5,915	11,574

Long-term liabilities
Deferred income taxes, net	1,680	1,726
Operating lease liability	1,069	896
Total liabilities	8,664	14,196

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized, 20,234,654 and 20,141,521 shares issued and outstanding	137,556	133,418
Retained earnings	40,297	32,407
Accumulated other comprehensive loss	(294)	(43)
Total shareholders' equity	177,559	165,782
Total liabilities and shareholders' equity	$186,223	$179,978
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three and nine months ended May 31, 2022 and 2021
(Unaudited)

(in thousands, except per common share amounts)	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Revenues
Software	$9,647	$8,298	$26,767	$22,337
Services	5,312	4,479	15,405	14,288
Total revenues	14,959	12,777	42,172	36,625
Cost of revenues
Software	730	800	2,245	2,448
Services	1,829	1,671	5,900	5,367
Total cost of revenues	2,559	2,471	8,145	7,815
Gross profit	12,400	10,306	34,027	28,810
Operating expenses
Research and development	655	670	2,439	2,771
Selling, general, and administrative	6,799	5,094	17,371	14,960
Total operating expenses	7,454	5,764	19,810	17,731

Income from operations	4,946	4,542	14,217	11,079

Other income (expense), net	(112)	(51)	6	(169)

Income before income taxes	4,834	4,491	14,223	10,910
Provision for income taxes	(747)	(704)	(2,701)	(1,433)
Net income	$4,087	$3,787	$11,522	$9,477

Earnings per share
Basic	$0.20	$0.19	$0.57	$0.47
Diluted	$0.20	$0.18	$0.56	$0.46

Weighted-average common shares outstanding
Basic	20,212	20,105	20,180	20,014
Diluted	20,768	20,802	20,731	20,750

Other Comprehensive income, net of tax
Foreign currency translation adjustments	24	40	(251)	36
Comprehensive Income	$4,111	$3,827	$11,271	$9,513
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three and nine months ended May 31, 2022 and 2021
(Unaudited)

(in thousands, except per common share amounts)	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Common stock and additional paid in capital
Balance, beginning of period	$135,472	$130,713	$133,418	$128,541
Exercise of stock options	152	576	693	1,412
Stock-based compensation	679	618	2,016	1,784
Shares issued to Directors for services	87	87	263	257
Shares issued - Lixoft	1,166	—	1,166	—
Balance, end of period	$137,556	$131,994	$137,556	$131,994

Retained earnings
Balance, beginning of period	$37,422	$30,730	$32,407	$27,436
Declaration of dividend	(1,212)	(1,207)	(3,632)	(3,603)
Net income	4,087	3,787	11,522	9,477
Balance, end of period	$40,297	$33,310	$40,297	$33,310

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(318)	$54	$(43)	$58
Other comprehensive income (loss)	24	40	(251)	36
Balance, end of period	$(294)	$94	$(294)	$94
Total shareholders’ equity	177,559	165,398	177,559	165,398
Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$11,522	$9,477
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,724	2,662
Change in value of contingent consideration	283	364
Amortization of investment premiums	1,493	1,752
Stock-based compensation	2,279	2,041
Deferred income taxes	(46)	(84)
Currency translation adjustments	(251)	36
(Increase) decrease in
Accounts receivable	(8,736)	(5,540)
Prepaid income taxes	690	478
Prepaid expenses and other assets	1,208	(796)
Increase (decrease) in
Accounts payable	32	(51)
Accrued payroll and other expenses	(2,657)	363
Deferred revenue	1,432	228
Net cash provided by operating activities	9,973	10,930

Cash flows from investing activities
Purchases of property and equipment	(740)	(966)
Purchases of short-term investments	(70,924)	(63,964)
Proceeds from sale of short-term investments	75,932	68,068
Capitalized computer software development costs	(2,266)	(2,273)
Net cash provided by investing activities	2,002	865

Cash flows from financing activities
Payment of dividends	(3,632)	(3,603)
Payments on contracts payable	(3,667)	—
Proceeds from the exercise of stock options	693	1,412
Net cash used in financing activities	(6,606)	(2,191)

Net increase in cash and cash equivalents	5,369	9,604
Cash and cash equivalents, beginning of year	36,984	49,207
Cash and cash equivalents, end of period	$42,353	$58,811

Supplemental disclosures of cash flow information
Income taxes paid	$2,001	$893

Non-cash investing and financing activities
Right of use assets capitalized	$624	$905
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: GENERAL
This Quarterly Report on Form 10-Q for the quarter ended May 31, 2022 should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on October 27, 2021. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc., the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.
Organization
Simulations Plus, Inc. (“Simulations Plus”) was incorporated on July 17, 1996. In September 2014, Simulations Plus acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”) and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. In June 2017, Simulations Plus acquired DILIsym Services, Inc. (“DILIsym”) as a wholly owned subsidiary. In April 2020, Simulations Plus, Inc. acquired Lixoft, a French société par actions simplifiée (“Lixoft”), as a wholly owned subsidiary pursuant to a stock purchase and contribution agreement (Simulations Plus together with its subsidiaries, collectively, the “Company,” “we,” “us,” “our”).
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
Lines of Business
We are a premier developer of drug discovery and development software for modeling and simulation, and for the prediction of molecular properties utilizing artificial intelligence (“AI”) and machine-learning-based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial data analysis and for submissions to regulatory agencies. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies. They are also provided to academic agencies for use in the conduct of industry-based research and to regulatory agencies for product approval.
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Simulations Plus and its wholly owned subsidiaries as applicable for the periods presented. All significant intercompany accounts and transactions have been eliminated upon consolidation.
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
In accordance with Accounting Standards Codification Topic 606 ("ASC Topic 606"), “Revenue from Contracts with Customers”, we determine revenue recognition through the following steps:
i.Identification of the contract, or contracts, with a customer
ii.Identification of the performance obligations in the contract
iii.Determination of the transaction price
iv.Allocation of the transaction price to the performance obligations in the contract
v.Recognition of revenue when, or as, we satisfy a performance obligation
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of May 31, 2022, remaining performance obligations were approximately $13.2 million. Approximately 89% of the remaining performance obligations are expected to be recognized over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations and changes in the scope of contracts.
Disaggregation of Revenue
The components of disaggregation of revenue for the three and nine months ended May 31, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Software licenses:
Point in time	$9,380	$8,098	$25,980	$21,570
Over time	267	200	787	703

Consulting services:
Over time	5,312	4,479	15,405	14,352
Total revenue	$14,959	$12,777	$42,172	$36,625
Contract Balances
We receive payments from customers based upon contractual billing schedules, while we recognize revenue when, or as, we satisfy our performance obligations. This timing difference results in accounts receivable, contract assets, and contract liabilities. We record accounts receivable when the right to consideration becomes unconditional. We record a contract asset if the right to consideration is conditioned on something other than the passage of time, such as our future performance. Contract assets are included in prepaid expenses and other current assets on our condensed consolidated balance sheets. We record a contract liability when we have an obligation to transfer goods or services to a customer for which we have received consideration from a customer. We refer to contract liabilities as deferred revenue on our condensed consolidated balance sheets.
Contract asset balances as of May 31, 2022 and August 31, 2021 were $1.8 million and $3.2 million, respectively.

During the three and nine months ended May 31, 2022, we recognized $68 thousand and $608 thousand, respectively, of revenue that was included in contract liabilities as of August 31, 2021, and during the three and nine months ended May 31, 2021, we recognized $30 thousand and $430 thousand, respectively, of revenue that was included in contract liabilities as of August 31, 2020.
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
Investments
The Company may invest excess cash balances in short-term and long-term marketable debt securities. Investments may consist of certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds, and/or commercial paper within the parameters of our Investment Policy and Guidelines. The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) ASC 320, Investments – Debt and Equity Securities. This statement requires debt securities to be classified into three categories:
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
We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. During the quarter ended May 31, 2022, all of our investments were classified as held-to-maturity.

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
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $314 thousand and $344 thousand for the three months ended May 31, 2022 and 2021, respectively, and $938 thousand and $1.0 million for the nine months ended May 31, 2022 and 2021, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
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
Leases
Supplemental information related to operating leases was as follows as of May 31, 2022:

(in thousands)
Right-of-use assets	$1,533
Lease liabilities, current	$459
Lease liabilities, long-term	$1,069
Operating lease costs	$394
Weighted average remaining lease term	3.30 years
Weighted average discount rate	3.41%

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
Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is not amortized; instead, it is tested for impairment annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.
Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of May 31, 2022, we determined that we have four reporting units: Simulations Plus, Cognigen, DILIsym, and Lixoft. When testing goodwill for impairment, we first perform a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. We are required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of our reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents, and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.
As of May 31, 2022, the entire balance of goodwill was attributed to three of our reporting units: Cognigen, DILIsym, and Lixoft. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We did not recognize any impairment charges during the three and nine months ended May 31, 2022 and 2021.
Reconciliation of Goodwill as of May 31, 2022:

(in thousands)	Cognigen		DILIsym		Lixoft	Total
Balance, August 31, 2021	$4,789	$—	$5,598	$—	$2,534	$12,921
Addition	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance, May 31, 2022	$4,789		$5,598		$2,534	$12,921

Fair Value of Financial Instruments
Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by the standard, are as follows:

Level Input:	Input Definition:
Level I	Inputs that are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
For certain of our financial instruments, including accounts receivable, accounts payable, and accrued payroll and other expenses, the amounts approximate fair value due to their short maturities.
The following table summarizes fair value measurements at May 31, 2022 and August 31, 2021 for assets and liabilities measured at fair value on a recurring basis:

May 31, 2022:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$42,353	$—	$—	$42,353
Short-term investments	$79,801	$—	$—	$79,801
Acquisition-related contingent consideration obligations	$—	$—	$—	$—

August 31, 2021:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$36,984	$—	$—	$36,984
Short-term investments	$86,484	$—	$—	$86,484
Acquisition-related contingent consideration obligations	$—	$—	$3,217	$3,217
As of May 31, 2022, we had no liability for contingent consideration related to our acquisition of Lixoft, and as of August 31, 2021, we had a liability for contingent consideration related to our acquisition of Lixoft. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. The liability is recorded as contracts payable on the condensed consolidated balance sheet, and changes in the value of the contingent consideration obligations are recorded as other income (expense), net in our Condensed Consolidated Statement of Operations and Comprehensive Income.

The following is a reconciliation of contingent consideration value:

(in thousands)
Value at August 31, 2021	$3,217
Contingent consideration payments - cash	(2,334)
Contingent consideration payments - stock	(1,166)
Change in value of contingent consideration	283
Value at May 31, 2022	$—
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
Intellectual property
The following table summarizes intellectual property as of May 31, 2022:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$75	$—
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	4,825	1,175
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,583	1,267
Intellectual rights of Entelos Holding Corp.	Straight line 10 years	50	19	31
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,083	6,927
		$16,985	$7,585	$9,400
The following table summarizes intellectual property as of August 31, 2021:

(in thousands)	Amortization Period	Acquisition Value		Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$—	$71	$4
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	—	4,375	1,625
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	—	1,346	1,504
Intellectual rights of Entelos Holding Corp.	Straight line 10 years	50	—	15	35
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	—	709	7,301
		$16,985		$6,516	$10,469

Amortization expense for intellectual property agreements for the three months ended May 31, 2022 and 2021 was $354 thousand and $358 thousand, respectively, and amortization expense for intellectual property agreements for the nine months ended May 31, 2022 and 2021 was $1.1 million and $1.1 million, respectively.
Other intangible assets
The following table summarizes our other intangible assets as of May 31, 2022:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Simulations Plus
ERP	Straight line 15 years	$1,702	$52	$1,650
Cognigen
Customer relationships	Straight line 8 years	1,100	1,065	35
Trade name	None	500	—	500
Covenants not to compete	Straight line 5 years	50	50	—
DILIsym
Customer relationships	Straight line 10 years	1,900	951	949
Trade name	None	860	—	860
Covenants not to compete	Straight line 4 years	80	80	—
Lixoft
Customer relationships	Straight line 14 years	2,550	394	2,156
Trade name	None	1,550	—	1,550
Covenants not to compete	Straight line 3 years	60	43	17
		$10,352	$2,635	$7,717
The following table summarizes our other intangible assets as of August 31, 2021:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Cognigen
Customer relationships	Straight line 8 years	$1,100	$963	$137
Trade name	None	500	—	500
Covenants not to compete	Straight line 5 years	50	50	—
DILIsym
Customer relationships	Straight line 10 years	1,900	807	1,093
Trade name	None	860	—	860
Covenants not to compete	Straight line 4 years	80	80	—
Lixoft
Customer relationships	Straight line 14 years	2,550	258	2,292
Trade name	None	1,550	—	1,550
Covenants not to compete	Straight line 3 years	60	28	32
		$8,650	$2,186	$6,464
Amortization expense for other intangible assets for the three months ended May 31, 2022 and 2021 was $160 thousand and $137 thousand, respectively, and amortization expense for other intangible assets for the nine months ended May 31, 2022 and 2021 was $449 thousand and $412 thousand, respectively. In addition to normal amortization, these assets are tested for impairment as needed.

Earnings per Share
We report earnings per share in accordance with FASB ASC 260-10. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Numerator:
Net income attributable to common shareholders	$4,087	$3,787	$11,522	$9,477

Denominator:
Weighted-average number of common shares outstanding during the period	20,212	20,105	20,180	20,014
Dilutive effect of stock options	556	697	551	736
Common stock and common stock equivalents used for diluted earnings per share	20,768	20,802	20,731	20,750
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation”. Compensation cost is calculated based on the grant-date fair value estimated in accordance with FASB ASC 718-10, amortized on a straight-line basis over the options’ vesting period. Stock-based compensation expense related to stock options, not including shares issued to directors for services, was $679 thousand and $618 thousand for the three months ended May 31, 2022 and 2021, respectively, and $2.0 million and $1.8 million for the nine months ended May 31, 2022 and 2021, respectively. This expense is included in the condensed consolidated statements of operations as selling, general, and administration and research and development expense.
Impairment of Long-lived Assets
We account for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the nine months ended May 31, 2022 and 2021.
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
NOTE 3: OTHER INCOME (EXPENSE), NET
The components of other income (expense), net for the three and nine months ended May 31, 2022 and 2021, were as follows:

(in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Interest income	$139	$37	$278	$156
Interest expense	—	—	—	(22)
Change in valuation of contingent consideration	(40)	(121)	(283)	(364)
Gain on sale of assets	—	—	1	—
Gain (loss) on currency exchange	(211)	33	10	61
Total other income (expense), net	$(112)	$(51)	$6	$(169)
NOTE 4: INVESTMENTS
We invest a portion of our excess cash balances in short-term debt securities within the parameters of our Investment Policy and Guidelines. Investments as of May 31, 2022, consisted of corporate bonds and term deposits with maturities remaining of less than twelve months. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds, and/or commercial paper. We account for investments in accordance with FASB ASC 320, Investments – Debt and Equity Securities. As of May 31, 2022, all investments were classified as held-to-maturity securities.

The following tables summarize our short-term investments as of May 31, 2022 and August 31, 2021:

May 31, 2022

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$75,620	$—	$(319)	$75,301
Term deposits (due within one year)	$4,500	$—	$—	$4,500
Total	$80,120	$—	$(319)	$79,801

August 31, 2021

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial notes (due within one year)	$86,620	$—	$(136)	$86,484
Total	$86,620	$—	$(136)	$86,484
NOTE 5: CONTRACTS PAYABLE
Lixoft Acquisition Liabilities:
On April 1, 2020, we acquired Lixoft. The agreement provided for a 24-month, $2.0 million holdback provision against certain representations and warranties, comprised of $1.3 million of cash and shares of common stock valued at $0.7 million issued and deposited into an escrow account at the date of the agreement. In April 2022, the shares of common stock were released from escrow and $1.3 million of cash was paid to settle the holdback liability. In addition, based on a revenue-growth formula for the two years subsequent to April 1, 2020, the agreement called for earnout payments of up to $5.5 million (two-thirds cash and one-third newly issued, unregistered shares of our common stock). The former shareholders of Lixoft could earn up to $2.0 million the first year and $3.5 million in year two. In June 2021, $2.0 million was paid out under the first earnout payment, which was comprised of $1.3 million of cash and shares of common stock valud at $0.7 million. In May 2022, $3.5 million was paid out under the second earnout payment, which was comprised of $2.3 million cash and shares of common stock valud at $1.2 million.
As of May 31, 2022 and August 31, 2021, the following liabilities have been recorded:

(in thousands)	May 31, 2022	August 31, 2021
Holdback liability	$—	$1,333
Earnout liability	—	3,217
Sub total	$—	$4,550
Less: current portion	—	4,550
Long-term portion	$—	$—

NOTE 6: COMMITMENTS AND CONTINGENCIES
Leases
We lease approximately 9,255 square feet of office space in Lancaster, California, where our corporate headquarters are located. The lease term extends to January 31, 2026, and the base rent is $17 thousand per month. The lease agreement gives the Company the right, upon 180 days’ prior notice, to opt out of all or part of the last four years of the term, with no penalty.
We lease approximately 4,317 square feet of office space in Buffalo, New York. The lease term extends to November 30, 2026, and the base rent is $7 thousand per month with an annual 2% increase. The lease agreement provides the Company with two five-year renewal options and the right to terminate the lease with one year’s prior written notice with certain penalties. We previously leased approximately 12,623 square feet of office space at a different location in Buffalo, New York. That lease term extended to November 2021 and the base rent was $16 thousand per month.
We lease approximately 3,386 square feet of office space in Durham, North Carolina. The lease term extends to September 30, 2023, and the base rent is $8 thousand per month with an annual 3% increase.
We lease approximately 2,300 square feet of office space in Paris, France. The lease term extends to November 2024 and the rent is $5 thousand per month and adjusted each December based on a consumer price index.
We lease approximately 64 square feet consisting of 3 server cabinets in a data center colocation space in Buffalo, New York. The lease term extends to November 30, 2026 and the rent is $4 thousand per month with an annual 3% increase.
Rent expense, including common area maintenance fees for the three months ended May 31 2022 and 2021, was $138 thousand and $167 thousand, respectively, and $414 thousand and $499 thousand for the nine months ended May 31, 2022 and 2021, respectively.
The following table presents maturities of operating lease liabilities on an undiscounted basis as of May 31, 2022:

(in thousands)
Years Ending May 31,
2023	$509
2024	438
2025	363
2026	269
2027	50
Total undiscounted liabilities	1,629
Less: imputed interest	(101)
Total operating lease liabilities (including current portion)	$1,528
Line of Credit
On March 31, 2020, we entered into a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement provided us with a credit facility of $3.5 million through April 15, 2022 (the “Termination Date”), on which date the Credit Agreement terminated in accordance with its terms. As a result, we can no longer draw down against the line of credit. We chose not to renew or pursue an alternative credit facility as we do not foresee a need to utilize such credit facility within the next twelve months. As of the Termination Date, there were no amounts drawn against the line of credit.
Employment Agreements
In the normal course of business, we have entered into employment agreements with certain of our key management personnel that may require compensation payments upon termination.

Income Taxes
We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal years 2018 through 2021 are open for audit, and our state tax returns for fiscal years 2017 through 2021 remain open for audit.
Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.
Litigation
We are not a party to any legal proceedings and are not aware of any pending, threatened, or unasserted legal proceedings of any kind.
NOTE 7: SHAREHOLDERS’ EQUITY
Shares Outstanding
Shares of common stock outstanding for the three and nine months ended May 31, 2022 and 2021 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Common stock outstanding, beginning of the period	20,181,784	20,059,528	20,141,521	19,923,277
Common stock issued during the period	52,870	61,512	93,133	197,763
Common stock outstanding, end of the period	20,234,654	20,121,040	20,234,654	20,121,040
Dividends
Our Board of Directors declared cash dividends during fiscal years 2022 and 2021. The details of the dividends paid are in the following tables:

(in thousands, except dividend per share)		Fiscal Year 2022
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2021	11/01/2021	20,148	$0.06	1,209
1/31/2022	2/07/2022	20,178	$0.06	1,211
4/25/2022	5/02/2022	20,207	$0.06	1,212
Total				$3,632

(in thousands, except dividend per share)		Fiscal Year 2021
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/26/2020	11/02/2020	19,924	$0.06	$1,195
1/25/2021	2/01/2021	20,010	$0.06	1,201
4/26/2021	5/03/2021	20,115	$0.06	1,207
7/26/2021	8/02/2021	20,139	$0.06	1,208
Total				$4,811
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
As of May 31, 2022, employees and directors hold Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) to purchase 1.3 million shares of common stock at exercise prices ranging from $6.85 to $66.14.
The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts)	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)
Transactions during the nine months ended May 31, 2022
Outstanding, August 31, 2021	1,184	$25.63	6.47
Granted	232	$41.40
Exercised	(76)	$15.93
Cancelled/Forfeited	(64)	$41.04
Outstanding, May 31, 2022	1,276	$28.31	6.33
Exercisable, May 31, 2022	722	$16.96	4.66
The total fair value of nonvested stock options as of May 31, 2022 was $7.5 million and is amortizable over a weighted average period of 3.33 years.
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

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the nine months ended May 31, 2022 and fiscal year 2021:

(in thousands except pricing)	Nine Months Ended May 31, 2022		Fiscal Year 2021
Estimated fair value of awards granted	$4,066	$—	$5,092
Unvested forfeiture rate	1%		0%
Weighted average grant price	$41.40		$57.60
Weighted average market price	$41.40		$57.60
Weighted average volatility	42.71%		40.49%
Weighted average risk-free rate	1.62%		0.64%
Weighted average dividend yield	0.59%		0.42%
Weighted average expected life	6.59 years		6.63 years
The exercise prices for the options outstanding at May 31, 2022 ranged from $6.85 to $66.14, and the information relating to these options is as follows:

(in thousands except prices)
Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.85	$9.77	296	3.02 years	$8.33	296	3.02 years	$8.33
$9.78	$18.76	208	4.58 years	$10.37	207	4.58 years	$10.35
$18.77	$33.40	253	6.64 years	$25.15	129	6.26 years	$24.11
$33.41	$47.63	240	8.86 years	$38.37	34	7.31 years	$35.75
$47.64	$66.14	279	8.69 years	$57.06	56	8.39 years	$58.93
		1,276	6.33 years	$28.31	722	4.66 years	$16.96
During the three and nine months ended May 31, 2022, the Company issued 1,875 and 5,326 shares of stock valued at $87 thousand and $263 thousand, respectively, to our non-management directors as compensation for board-related duties.
The balance of par value common stock and additional paid-in capital as of May 31, 2022, was $11 thousand and $137.5 million, respectively.
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
Revenue concentration shows that international sales accounted for 30% and 31% of net sales for the nine months ended May 31, 2022 and 2021, respectively. Four customers accounted for 5%, 4%, 3%, and 3% of net sales during the nine months ended May 31, 2022. Three customers accounted for 12%, 4%, and 4% of net sales during the nine months ended May 31, 2021.

Accounts receivable concentration shows that four customers each comprised between 5% and 6% of accounts receivable as of May 31, 2022, compared to four customers each comprising between 7% and 10% of accounts receivable as of May 31, 2021.
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
Results for each business unit segment and consolidated results for the three and nine months ended May 31, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended May 31, 2022
	Software	Services	Total
Revenue	$9,647	$5,312	$14,959
Cost of revenue	730	1,829	2,559
Gross profit	$8,917	$3,483	$12,400
Gross margin	92%	66%	83%
Our software business and services business represented 64% and 36% of total revenue, respectively, for the three months ended May 31, 2022.

(in thousands)	Three Months Ended May 31, 2021
	Software	Services	Total
Revenue	$8,298	$4,479	$12,777
Cost of revenue	800	1,671	2,471
Gross profit	$7,498	$2,808	$10,306
Gross margin	90%	63%	81%
Our software business and services business represented 65% and 35% of total revenue, respectively, for the three months ended May 31, 2021.

(in thousands)	Nine Months Ended May 31, 2022
	Software	Services	Total
Revenue	$26,767	$15,405	$42,172
Cost of revenue	2,245	5,900	8,145
Gross profit	$24,522	$9,505	$34,027
Gross margin	92%	62%	81%

Our software business and services business represented 63% and 37% of total revenue, respectively, for the nine months ended May 31, 2022.

(in thousands)	Nine Months Ended May 31, 2021
	Software	Services	Total
Revenue	$22,337	$14,288	$36,625
Cost of revenue	2,448	5,367	7,815
Gross profit	$19,889	$8,921	$28,810
Gross margin	89%	62%	79%
Our software business and services business represented 61% and 39% of total revenue, respectively, for the nine months ended May 31, 2021.
Revenue by product and consolidated revenue for the three and nine months ended May 31, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended May 31,
	2022		2021
Software revenue
GastroPlus	$6,434	67%	$5,426	65%
MonolixSuite	1,025	11%	948	11%
ADMET Predictor	1,593	17%	1,488	18%
Other	595	6%	436	5%
Total software revenue	$9,647	100%	$8,298	100%

Services revenue
PKPD	$2,482	47%	$1,925	43%
QSP/QST	1,197	23%	1,180	26%
PBPK	1,351	25%	739	17%
Other	282	5%	635	14%
Total services revenue	$5,312	100%	$4,479	100%
Total consolidated revenue	$14,959		$12,777

(in thousands)	Nine Months Ended May 31,
	2022		2021
Software revenue
GastroPlus	$15,869	59%	$13,245	59%
MonolixSuite	4,817	18%	3,664	16%
ADMET Predictor	4,419	17%	3,872	17%
Other	1,662	6%	1,556	7%
Total software revenue	$26,767	100%	$22,337	100%

Services revenue
PKPD	$7,030	46%	$6,755	47%
QSP/QST	4,190	27%	4,047	28%
PBPK	3,158	20%	2,312	16%
Other	1,027	7%	1,174	8%
Total services revenue	$15,405	100%	$14,288	100%
Total consolidated revenue	$42,172		$36,625
Revenue by division and consolidated revenue for the three and nine months ended May 31, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended May 31,
	2022		2021
Simulations Plus	$9,412	63%	$7,916	62%
Cognigen	2,745	18%	2,536	20%
DILIsym	1,723	12%	1,331	10%
Lixoft	1,079	7%	994	8%
Total	$14,959	100%	$12,777	100%

(in thousands)	Nine Months Ended May 31,
	2022		2021
Simulations Plus	$23,916	57%	$19,994	55%
Cognigen	7,685	18%	7,987	22%
DILIsym	5,542	13%	4,817	13%
Lixoft	5,029	12%	3,827	10%
Total	$42,172	100%	$36,625	100%
In addition, we allocate revenue to geographic areas based on the locations of our customers. Revenue for each geographical area and consolidated revenue for the three and nine months ended May 31, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended May 31,
	2022		2021
Americas	$11,163	75%	$9,651	76%
EMEA	1,925	13%	1,462	11%
Asia Pacific	1,871	13%	1,664	13%
Total	$14,959	100%	$12,777	100%

(in thousands)	Nine Months Ended May 31,
	2022		2021
Americas	$29,318	70%	$25,436	69%
EMEA	8,656	21%	7,022	19%
Asia Pacific	4,198	10%	4,167	11%
Total	$42,172	100%	$36,625	100%
NOTE 10: EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for all eligible employees, and we make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of total employee compensation. We can also elect to make a profit-sharing contribution. Our contributions to this 401(K) Plan amounted to $134 thousand and $151 thousand for the three months ended May 31, 2022 and 2021, respectively, and $442 thousand and $403 thousand for the nine months ended May 31, 2022 and 2021, respectively.
NOTE 11: SUBSEQUENT EVENTS
On Wednesday, July 6, 2022, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend amount of approximately $1.2 million will be distributed on Monday, August 1, 2022, for shareholders of record as of Monday, July 25, 2022.

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
General
BUSINESS
OVERVIEW
Simulations Plus, Inc., incorporated in 1996, is a premier developer of modeling and simulation software for drug discovery and development, including the prediction of properties of molecules utilizing artificial-intelligence and machine-learning-based technologies. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial development to regulatory submissions in support of product approval. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies. They are also provided to academic agencies for use in education and in the conduct of industry-based research and to regulatory agencies for product approval. The Company is headquartered in Southern California, with additional offices in Buffalo, NY; Durham, NC; and Paris, France. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.
We generate revenue by delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies use our software programs and scientific consulting services to guide early drug discovery (molecule design, screening, and lead optimization), preclinical and clinical development programs, and development of generic medicines after patent expiration, including using our software products and services to enhance their understanding of the properties of potential new medicines and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial designs, and simulate outcomes in special populations, such as in elderly and pediatric patients.

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
Summary Results of Operations
Comparison of Three Months Ended May 31, 2022 and 2021:

(in thousands)	Three Months Ended May 31,
	2022	2021	$ Change	% Change
Revenue	$14,959	$12,777	$2,182	17%
Cost of revenue	2,559	2,471	88	4%
Gross profit	12,400	10,306	2,094	20%
Research and development	655	670	(15)	(2)%
Selling, general and administrative	6,799	5,094	1,705	33%
Total operating expenses	7,454	5,764	1,690	29%
Income from operations	4,946	4,542	404	9%
Other income (expense), net	(112)	(51)	(61)	120%
Income before income taxes	4,834	4,491	343	8%
Provision for income taxes	(747)	(704)	(43)	6%
Net income	$4,087	$3,787	$300	8%
Revenue
Consolidated revenue increased by $2.2 million or 17% to $15.0 million for the three months ended May 31, 2022, compared to consolidated revenue of $12.8 million for the three months ended May 31, 2021. This increase is primarily due to a $1.3 million or 16% increase in software-related revenue and a $833 thousand or 19% increase in service-related revenue when compared to the three months ended May 31, 2021.
Cost of Revenue
Consolidated cost of revenue increased by $88 thousand or 4% to $2.6 million for the three months ended May 31, 2022, compared to $2.5 million for the three months ended May 31, 2021. The increase is primarily due to a $158 thousand or 9% increase in service-related cost of revenue, partially offset by a $70 thousand or 9% decrease in software-related cost of revenue when compared to the three months ended May 31, 2021.

Gross Profit
Consolidated gross profit increased by $2.1 million or 20% to $12.4 million for the three months ended May 31, 2022, compared to $10.3 million for the three months ended May 31, 2021. The higher gross profit is primarily due to an increase in gross profit for our software business of $1.4 million or 19% and a $675 thousand or 24% increase in gross profit for our services business.
Overall gross margin percentage was 83% and 81% for the three months ended May 31, 2022 and 2021, respectively.
Research and Development Costs
Total research and development costs decreased by $56 thousand for the three months ended May 31, 2022, compared to the three months ended May 31, 2021. During the three months ended May 31, 2022, we incurred $1.4 million of research and development costs; of this amount, $759 thousand was capitalized and $655 thousand was expensed. During the three months ended May 31, 2021, we incurred $1.5 million of research and development costs; of this amount $800 thousand was capitalized and $670 thousand was expensed.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $1.7 million or 33% to $6.8 million for the three months ended May 31, 2022, up from $5.1 million for the three months ended May 31, 2021. The increase was primarily due to an increase in personnel costs of $537 thousand, driven largely by inflationary wage pressure and a tight labor market, an increase in travel costs of $193 thousand, and an increase in insurance expense of $154 thousand.
As a percent of revenue, consolidated selling, general, and administrative expenses increased from 40% to 45% for the same comparative periods.
Other Income (Expense), net
Total other expense was $112 thousand for the three months ended May 31, 2022, compared to total other expense of $51 thousand for the three months ended May 31, 2021. The variance of $61 thousand was primarily due to currency-exchange loss of $244 thousand, partially offset by an increase in interest income of $102 thousand and a decrease in loss due to change in value of contingent consideration of $81 thousand.
Provision for Income Taxes
Provision for income taxes was $747 thousand for the three months ended May 31, 2022, compared to $704 thousand for the same period in the previous year. Our effective tax rate decreased by less than 1% to 15% for the three months ended May 31, 2022, from 16% during the same period of the previous year.

Comparison of Nine Months Ended May 31, 2022 and 2021:

(in thousands)	Nine Months Ended May 31,
	2022	2021	$ Change	% Change
Revenue	$42,172	$36,625	$5,547	15%
Cost of revenue	8,145	7,815	330	4%
Gross profit	34,027	28,810	5,217	18%
Research and development	2,439	2,771	(332)	(12)%
Selling, general and administrative	17,371	14,960	2,411	16%
Total operating expenses	19,810	17,731	2,079	12%
Income from operations	14,217	11,079	3,138	28%
Other income (expense), net	6	(169)	175	(104)%
Income before income taxes	14,223	10,910	3,313	30%
Provision for income taxes	(2,701)	(1,433)	(1,268)	88%
Net income	$11,522	$9,477	$2,045	22%
Revenue
Consolidated revenue increased by $5.5 million or 15% to $42.2 million for the nine months ended May 31, 2022, compared to consolidated revenue of $36.6 million for the nine months ended May 31, 2021. This increase is primarily due to a $4.4 million or 20% increase in software-related revenue, as well as a $1.1 million or 8% increase in service-related revenue when comparing the nine months ended May 31, 2022 and 2021.
Cost of Revenue
Consolidated cost of revenue increased by $330 thousand or 4% to $8.1 million for the nine months ended May 31, 2022, compared to $7.8 million for the nine months ended May 31, 2021. The increase is primarily due to a $533 thousand or 10% increase in service-related cost of revenue, partially offset by a decrease of $203 thousand in software-related cost of revenue when compared to the nine months ended May 31, 2022 and 2021.
Gross Profit
Consolidated gross profit increased by $5.2 million or 18% to $34.0 million for the nine months ended May 31, 2022, compared to $28.8 million for the nine months ended May 31, 2021. The higher gross profit is due to an increase in gross profit for our software business of $4.6 million or 23% and an increase in gross profit for our services business of $584 thousand or 7%.
Overall gross margin percentage was 81% and 79% for the nine months ended May 31, 2022 and 2021, respectively.
Research and Development Costs
Total research and development costs decreased by $366 thousand for the nine months ended May 31, 2022, compared to the nine months ended May 31, 2021. During the nine months ended May 31, 2022, we incurred $4.7 million of research and development costs; of this amount, $2.3 million was capitalized and $2.4 million was expensed. During the nine months ended May 31, 2021, we incurred $5.1 million of research and development costs; of this amount $2.3 million was capitalized and $2.8 million was expensed.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $2.4 million or 16% to $17.4 million for the nine months ended May 31, 2022, from $15.0 million for the nine months ended May 31, 2021. The increase was primarily due to an increase in personnel costs of $1.7 million, an increase in insurance costs of $442 thousand related to cyber and D&O premiums, and an increase in travel costs of $255 thousand.

As a percent of revenue, consolidated selling, general, and administrative expenses remained consistent at 41% for the same comparative periods.
Other Income (Expense), net
Total other income was $6 thousand for the nine months ended May 31, 2022 compared to total other expense of $169 thousand for the nine months ended May 31, 2021. The variance of $175 thousand was primarily due to an increase in net interest income of $144 thousand.
Provision for Income Taxes
Provision for income taxes was $2.7 million for the nine months ended May 31, 2022, compared to $1.4 million for the same period in the previous year. Our effective tax rate increased 6% to 19% for the nine months ended May 31, 2022 compared to 13% for the same period of the previous year.
Segment Results of Operations by Business Unit
Comparison of Three Months Ended May 31, 2022 and 2021:
Revenue

(in thousands)	Three Months Ended May 31,
	2022	2021	Change ($)	Change (%)
Software	$9,647	$8,298	$1,349	16%
Services	5,312	4,479	833	19%
Total	$14,959	$12,777	$2,182	17%
Cost of Revenue

(in thousands)	Three Months Ended May 31,
	2022	2021	Change ($)	Change (%)
Software	$730	$800	$(70)	(9)%
Services	1,829	1,671	158	9%
Total	$2,559	$2,471	$88	4%
Gross Profit

(in thousands)	Three Months Ended May 31,
	2022	2021	Change ($)	Change (%)
Software	$8,917	$7,498	$1,419	19%
Services	3,483	2,808	675	24%
Total	$12,400	$10,306	$2,094	20%
Software Business
For the three months ended May 31, 2022, the revenue increase of $1.3 million or 16%, compared to the three months ended May 31, 2021, was primarily due to higher sales from GastroPlus of $1.0 million. Cost of revenue decreased $70 thousand or 9% during the same periods primarily due to a decrease in amortization of capitalized software. Gross profit increased $1.4 million or 19% during the same periods, primarily due to the increase in revenue.

Services Business
For the three months ended May 31, 2022, the revenue increase of $833 thousand or 19%, compared to the three months ended May 31, 2021, was primarily due to an increase in revenue from PBPK of $612 thousand and an increase in revenue from PKPD of $557 thousand, partially offset by decreases in other services revenue. Cost of revenue increased $158 thousand or 9%, primarily due to an increase in CRO services of $105 thousand. Gross profit increased $675 thousand or 24%.
Comparison of Nine Months Ended May 31, 2022 and 2021:
Revenue

(in thousands)	Nine Months Ended May 31,
	2022	2021	Change ($)	Change (%)
Software	$26,767	$22,337	$4,430	20%
Services	15,405	14,288	1,117	8%
Total	$42,172	$36,625	$5,547	15%
Cost of Revenue

(in thousands)	Nine Months Ended May 31,
	2022	2021	Change ($)	Change (%)
Software	$2,245	$2,448	$(203)	(8)%
Services	5,900	5,367	533	10%
Total	$8,145	$7,815	$330	4%
Gross Profit

(in thousands)	Nine Months Ended May 31,
	2022	2021	Change ($)	Change (%)
Software	$24,522	$19,889	$4,633	23%
Services	9,505	8,921	584	7%
Total	$34,027	$28,810	$5,217	18%
Software Business
For the nine months ended May 31, 2022, the revenue increase of $4.4 million or 20%, compared to the nine months ended May 31, 2021, was primarily due to higher sales from GastroPlus, MonolixSuite, and ADMET Predictor of $2.6 million, $1.2 million, and $547 thousand, respectively. Cost of revenue decreased $203 thousand or 8% during the same periods primarily due to a decrease in amortization of capitalized software. Gross profit increased $4.6 million or 23% during the same periods, primarily due to the increase in revenue.
Services Business
For the nine months ended May 31, 2022, the revenue increase of $1.1 million or 8%, compared to the nine months ended May 31, 2021, was primarily due to an increase in revenue from PBPK of $846 thousand, an increase from PKPD of $275 thousand, and an increase in QSP/QST consulting services of $143 thousand. Cost of revenue increased by $533 thousand or 10%, primarily due to an increase in personnel costs of $235 thousand and an increase in CRO services of $224 thousand. Gross profit increased $584 thousand or 7% during the same periods, primarily due to the increase in revenue.

Liquidity and Capital Resources
As of May 31, 2022, the Company had $42.4 million in cash and cash equivalents, $80.1 million in short-term investments, and $138.9 million in working capital. Our principal sources of capital have been cash flows from our operations and a public offering in 2020. We have achieved continuous positive operating cash flow over the last twelve fiscal years.
On March 31, 2020, we entered into a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement provided us with a credit facility of $3.5 million through April 15, 2022 (the “Termination Date”), on which date the Credit Agreement terminated in accordance with its terms. As a result, we can no longer draw down against the line of credit. We chose not to renew or pursue an alternative credit facility as we do not foresee a need to utilize such credit facility within the next twelve months. As of the Termination Date, there were no amounts drawn against the line of credit.
On March 31, 2020, we entered into a Share Purchase and Contribution Agreement (the “Agreement”) with Lixoft. Under the terms of the Agreement, we agreed to pay the former shareholders of Lixoft total consideration of up to $16.5 million, consisting of two-thirds cash and one-third newly issued, unregistered shares of our common stock. At closing, we paid the former shareholders of Lixoft a total of $10.8 million, comprised of cash in the amount of $9.5 million and the issuance of 111,682 shares of our common stock valued at $3.7 million, net of adjustments and a $2.0 million holdback for representations and warranties. In addition, we paid $3.5 million of excess working capital based on the March 31, 2020 financial statements of Lixoft. In addition, the Agreement called for earnout payments up to an additional $5.5 million, payable in two-thirds cash and one-third newly issued, unregistered shares of our common stock, based on a revenue growth formula each year for the two years subsequent to April 1, 2020. The former shareholders could earn up to $2 million the first year and $3.5 million in year two. In June 2021, $2.0 million was paid out under the first earnout payment, which was comprised of $1.3 million of cash and $0.7 million worth of common stock. In April 2022, we released and distributed the $2.0 million holdback consideration, consisting of $1.3 million in cash and shares of common stock valued at $0.7 million (amounting to an aggregate of 20,326 unregistered shares of common stock), to the former shareholders of Lixoft. In May 2022, we released and distributed $3.5 million in earnout consideration, consisting of $2.3 million in cash and shares of common stock valued at $1.2 million (amounting to an aggregate of 23,825 unregistered shares of common stock), to the former shareholders of Lixoft in accordance with the Agreement.
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
Except as discussed elsewhere in this report, we are not aware of any trends or demands, commitments, events, or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. The trend over the last ten years has been increasing cash deposits from our operating cash flows, and we expect that trend to continue for the foreseeable future.

Cash Flows
Operating Activities
Net cash provided by operating activities was $10.0 million for the nine months ended May 31, 2022. Our operating cash flows resulted primarily from our net income of $11.5 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, net cash outflow from changes in balances of operating assets and liabilities was $8.0 million, offset by non-cash charges of $6.5 million. The change in operating assets and liabilities was primarily a result of an increase in accounts receivable.
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
Investing Activities
Net cash provided by investing activities during the nine months ended May 31, 2022, of $2.0 million was primarily due to the proceeds from the sale of short-term investments of $75.9 million, partially offset by the purchase of short-term investments of $70.9 million and the purchase of computer software development costs of $2.3 million.
Cash provided by investing activities during the nine months ended May 31, 2021, of $865 thousand was primarily due to the proceeds from the sale of short-term investments of $68.1 million, partially offset by the purchase of short-term investments of $64.0 million, the costs associated with the development of computer software of $2.3 million and the purchase of equipment of $1.0 million.
Financing Activities
For the nine months ended May 31, 2022, net cash used in financing activities of $6.6 million was primarily due to payments on contracts payable of $3.7 million comprised of $2.3 million for the final earnout payment and $1.3 million to settle the holdback liability related to the Lixoft acquisition, and dividend payments totaling $3.6 million, partially offset by proceeds from the exercise of stock options totaling $693 thousand.
For the nine months ended May 31, 2021, net cash used by financing activities of $2.2 million was primarily driven by the payment of dividends totaling $3.6 million, partially offset by proceeds from the exercise of stock options totaling $1.4 million.
Working Capital
At May 31, 2022, we had working capital of $138.9 million, a ratio of current assets to current liabilities of 24.5 and a ratio of debt to equity of less than 0.1. At August 31, 2021, we had working capital of $127.7 million, a ratio of current assets to current liabilities of 12.0 and a ratio of debt to equity of 0.1.
Contractual Obligations
The following table provides aggregate information regarding our contractual obligations as of May 31, 2022:

(in thousands)	Payments due by period
Contractual obligations:	Total	1 year	2–3 years	4–5 years	More than 5 years

Operating lease obligations	$1,629	$509	$801	$319	$—
Total	$1,629	$509	$801	$319	$—

Known Trends or Uncertainties
We have seen some consolidation in the pharmaceutical industry during economic downturns, although these consolidations have not had a negative effect on our total revenue from that industry. Should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenue and earnings going forward.
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
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances, contingent consideration, contingent value rights, fixed payment arrangements, and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including the COVID-19 pandemic, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 (the “Annual Report”), filed with the SEC on October 27, 2021.
Information regarding our significant accounting policies and estimates can also be found in Note 2, Significant Accounting Policies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of May 31, 2022, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of May 31, 2022 that our disclosure controls and procedures were effective.

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
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
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
Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our customers, suppliers, and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Annual Report.
We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As discussed elsewhere in this report, on April 1, 2022, the Company released from escrow an aggregate of 20,326 unregistered shares of the Company’s common stock to the former shareholders of Lixoft as partial payment of a $2.0 million holdback of the closing consideration payable pursuant to that Share Purchase and Contribution Agreement entered into by and among the Company and the former shareholders of Lixoft, dated March 31, 2020 (the "Agreement"). The shares had an aggregate value of $0.7 million.
On May 5, 2022, the Company issued an aggregate of 23,825 unregistered shares of the Company’s common stock to the former shareholders of Lixoft pursuant to the Agreement. The shares had an aggregate value of $1.2 million and were issued as a portion of an earnout payment in connection with the satisfaction of certain year-over-year performance thresholds set forth in the Agreement.

The shares released as partial payment of the $2.0 million holdback and issued as partial payment of the earnout were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder.
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
___________________________
^    Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*    Filed herewith
†    Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.
(1)Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
(2)Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended August 31, 2010.
(3)Incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.
(4)Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed December 31, 2018.
(5)Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 2, 2020.
(6)Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 3, 2020.
(7)Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 19, 2021.

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 8, 2022.

Simulations Plus, Inc.

Date:	July 8, 2022	By:	/s/ Will Frederick
Will Frederick
Chief Financial Officer