Form 10-Q
period 2022-11-30
Simulations Plus, Inc.
filed 2023-01-06
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2022

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of December 27, 2022, was 20,329,529.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended November 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
(in thousands, except share and per share amounts)	November 30, 2022	August 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$49,392	$51,567
Accounts receivable, net of allowance for doubtful accounts of $12 and $12	11,699	13,787
Prepaid income taxes	992	1,391
Prepaid expenses and other current assets	4,512	3,377
Short-term investments	82,139	76,668
Total current assets	148,734	146,790
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $16,060 and $15,672	10,070	9,563
Property and equipment, net	682	632
Operating lease right-of-use assets	1,305	1,420
Intellectual property, net of accumulated amortization of $8,201 and $7,928	8,709	9,057
Other intangible assets, net of accumulated amortization of $1,691 and $2,662	7,470	7,560
Goodwill	12,921	12,921
Other assets	570	439
Total assets	$190,461	$188,382
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$238	$225
Accrued compensation	2,379	3,254
Accrued expenses	1,910	931
Operating lease liability - current portion	448	461
Deferred revenue	3,064	2,864
Total current liabilities	8,039	7,735
Long-term liabilities
Deferred income taxes, net	1,456	1,456
Operating lease liability	844	943
Total liabilities	10,339	10,134
Commitments and contingencies	—	—
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized; 20,313,755 and 20,260,070 shares issued and outstanding	140,306	138,512
Retained earnings	40,071	40,044
Accumulated other comprehensive loss	(255)	(308)
Total shareholders' equity	180,122	178,248
Total liabilities and shareholders' equity	$190,461	$188,382
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
(in thousands, except per common share amounts)	2022	2021
Revenues
Software	$6,074	$7,362
Services	5,890	5,055
Total revenues	11,964	12,417
Cost of revenues
Software	885	735
Services	1,786	2,021
Total cost of revenues	2,671	2,756
Gross profit	9,293	9,661
Operating expenses
Research and development	1,166	882
Selling, general, and administrative	7,249	4,988
Total operating expenses	8,415	5,870

Income from operations	878	3,791

Other income, net	740	65

Income before income taxes	1,618	3,856
Provision for income taxes	(373)	(830)
Net income	$1,245	$3,026

Earnings per share
Basic	$0.06	$0.15
Diluted	$0.06	$0.15

Weighted-average common shares outstanding
Basic	20,286	20,150
Diluted	20,825	20,746

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	53	(237)
Comprehensive income	$1,298	$2,789
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended November 30,
(in thousands, except per common share amounts)	2022	2021
Common stock and additional paid in capital
Balance, beginning of period	$138,512	$133,418
Exercise of stock options	758	372
Stock-based compensation	886	634
Shares issued to Directors for services	150	88
Balance, end of period	140,306	134,512

Retained earnings
Balance, beginning of period	40,044	32,407
Declaration of dividends	(1,218)	(1,209)
Net income	1,245	3,026
Balance, end of period	40,071	34,224

Accumulated other comprehensive (loss) income
Balance, beginning of period	(308)	(43)
Other comprehensive income (loss)	53	(237)
Balance, end of period	(255)	(280)
Total shareholders’ equity	$180,122	$168,456
Cash dividends declared per common share	$0.06	$0.06
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$1,245	$3,026
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	923	845
Change in value of contingent consideration	—	121
Amortization of investment (discounts) premiums	(90)	610
Stock-based compensation	1,036	722
Deferred income taxes	—	387
Currency translation adjustments	52	(237)
(Increase) decrease in
Accounts receivable	2,088	(1,972)
Prepaid income taxes	399	428
Prepaid expenses and other assets	(1,266)	1,688
Increase (decrease) in
Accounts payable	13	(368)
Other liabilities	107	(1,637)
Deferred revenue	200	(31)
Net cash provided by operating activities	4,707	3,582

Cash flows from investing activities
Purchases of property and equipment	(109)	(561)
Purchase of short-term investments	(29,518)	(12,717)
Proceeds from maturities of short-term investments	24,138	16,067
Purchased intangibles	(39)	—
Capitalized computer software development costs	(894)	(838)
Net cash (used in) provided by investing activities	(6,422)	1,951

Cash flows from financing activities
Payment of dividends	(1,218)	(1,209)
Proceeds from the exercise of stock options	758	372
Net cash used in financing activities	(460)	(837)

Net (decrease) increase in cash and cash equivalents	(2,175)	4,696
Cash and cash equivalents, beginning of year	$51,567	$36,984
Cash and cash equivalents, end of period	$49,392	$41,680

Supplemental disclosures of cash flow information
Income taxes paid	$—	$23

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Lixoft	$—	$666
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – GENERAL

This Quarterly Report on Form 10-Q for the quarter ended November 30, 2022 should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on October 28, 2022. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc., the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.
Organization

Simulations Plus, Inc. (“Simulations Plus”) was incorporated on July 17, 1996. In September 2014, Simulations Plus acquired all of the outstanding equity interests of Cognigen Corporation ("Cognigen") and Cognigen became a wholly-owned subsidiary of Simulations Plus, Inc. In June 2017, Simulations Plus acquired DILIsym Services, Inc. ("DILIsym") as a wholly-owned subsidiary. In April 2020, Simulations Plus acquired Lixoft, a French société par actions simplifiée ("Lixoft"), as a wholly-owned subsidiary pursuant to a stock purchase and contribution agreement. (Simulations Plus together with its subsidiaries, collectively, the "Company,” "we,” "us,” "our").

Effective September 1, 2021, the Company merged both Cognigen and DILIsym with and into Simulations Plus, Inc. through short-form mergers (the “Mergers”). To effectuate the Mergers, the Company filed Certificates of Ownership with the Secretaries of State of the states of Delaware (Cognigen’s and DILIsym’s state of incorporation) and California (Simulation Plus’ state of incorporation). Consummation of the Mergers was not subject to approval of the Company’s stockholders and did not impact the rights of the Company’s stockholders.
Lines of Business

We are a premier developer of drug discovery and development software for modeling and simulation, and for the prediction of molecular properties utilizing both artificial intelligence (“AI”) and machine-learning-based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical development analysis and for submissions to regulatory agencies. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and academic and regulatory agencies worldwide for use in the conduct of industry-based research.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
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

Components of Revenue
The following is a description of principal activities from which the Company generates revenue. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. Standalone selling prices are determined based on the prices at which the Company separately sells its services or goods.

Revenue Components	Typical Payment Terms

Software Revenues:
Software revenues are generated primarily from sales of software licenses at the time the software is unlocked, and the term commences. The license period typically is one year or less. Along with the license, a di minimis amount of customer support is provided to assist the customer with the software. Should the customer need more than a di minimis amount of support, they can choose to enter into a separate contract for additional training. Most software is installed on our customers’ servers and the Company has no control of the software once the sale is made.
Payments are generally due upon invoicing on a net 30 basis, unless other payment terms are negotiated with the customer based on customer history. Typical industry standards apply.

For certain software arrangements the Company hosts the licenses on servers maintained by the Company. Revenue for those arrangements is accounted as Software as a Service over the life of the contract. These arrangements account for a small portion of software revenues of the Company.

Consulting Contracts:
Consulting services provided to our customers are generally recognized over time as the contracts are performed and the services are rendered. The Company measures its consulting revenue based on time expended compared to total estimated hours to complete a project. The Company believes the method chosen for its contract revenue best depicts the transfer of benefits to the customer under the contracts.	Payment terms vary, depending on the size of the contract, credit history and history with the client and deliverables within the contract.

Consortium Member Based Services:
The performance obligation is recognized on a time elapsed basis, by month, for which the services are provided, as the Company transfers control evenly over the contractual period.	Payment is due at the beginning of the period, generally on a net-30 or -60 basis.
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of November 30, 2022, remaining performance obligations were $12.7 million. Ninety-seven percent of the remaining performance obligations are expected to be recognized over the next 12 months, with the remainder expected to be recognized thereafter. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations and changes in the scope of contracts.

Disaggregation of Revenues

The components of disaggregation of revenue for the three months ended November 30, 2022 and 2021 were as follows:

	Three months ended November 30,
(in thousands)	2022	2021
Software licenses
Point in time	$5,802	$7,107
Over time	272	255
Services
Over time	5,890	5,055
Total revenue	$11,964	$12,417
In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended November 30, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended November 30,
	2022		2021
	$	% of total	$	% of total
Americas	$8,500	71%	$8,459	68%
EMEA	2,130	18%	3,025	24%
Asia Pacific	1,334	11%	933	8%
Total	$11,964	100%	$12,417	100%
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
Contract asset balances as of November 30, 2022 and August 31, 2022 were $3.1 million and $1.7 million, respectively.
During the three months ended November 30, 2022, the Company recognized $1.9 million of revenue that was included in contract liabilities as of August 31, 2022, and during the three months ended November 30, 2021, the Company recognized $0.4 million of revenue that was included in contract liabilities as of August 31, 2021.
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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. During the quarter ended November 30, 2022, all of our investments were classified as held-to-maturity.
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
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $0.4 million and $0.3 million for the three months ended November 30, 2022 and 2021, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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
Supplemental balance sheet information related to operating leases was as follows as of November 30, 2022:

(in thousands)
Right of use assets	$1,305
Lease liabilities, current	$448
Lease liabilities, long-term	$844
Operating lease costs	$126
Weighted-average remaining lease term	2.80 years
Weighted-average discount rate	3.41%

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
Goodwill and intangible assets are tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. During the periods ended November 30, 2022 and 2021, there were no changes to our reporting units, and we did not recognize any impairment charges or additions to goodwill.
The following table summarizes other intangible assets as of November 30, 2022:

(in thousands)	Amortization Period	Acquisition value	Accumulated amortization	Net book value
Trade names	None	$2,910	$—	$2,910
Covenants not to compete	Straight line 3 years	60	53	7
Other internal use software	Straight line 3 to 5 years	39	1	38
Customer relationships	Straight line 8 to 14 years	4,450	1,528	2,922
ERP	Straight line 15 years	1,702	109	1,593
		$9,161	$1,691	$7,470
The following table summarizes other intangible assets as of August 31, 2022:

(in thousands)	Amortization Period	Acquisition value	Accumulated amortization	Net book value
Trade names	None	$2,910	$—	$2,910
Covenants not to compete	Straight line 3 years	60	48	12
Customer relationships	Straight line 8 to 14 years	5,550	2,534	3,016
ERP	Straight line 15 years	1,702	80	1,622
		$10,222	$2,662	$7,560
Total amortization expense for the three months ended November 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

Future amortization of finite-lived intangible assets for the next five years is as follows:

(in thousands)
Year ending August 31,	Amount
2023	$501
2024	$489
2025	$489
2026	$489
2027	$442
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
The following table summarizes fair value measurements as of November 30, 2022, and August 31, 2022, for assets and liabilities measured at fair value on a recurring basis:

	November 30, 2022
(in thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$49,392	$—	$—	$49,392
Short-term investments	$82,139	$—	$—	$82,139

	August 31, 2022
(in thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$51,567	$—	$—	$51,567
Short-term investments	$76,668	$—	$—	$76,668
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
Intellectual property
The following table summarizes intellectual property as of November 30, 2022:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	5,125	875
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,741	1,109
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	21	29
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,314	6,696
		$16,910	$8,201	$8,709
The following table summarizes intellectual property as of August 31, 2022:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$75	$—
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	4,975	1,025
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,662	1,188
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	20	30
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,196	6,814
		$16,985	$7,928	$9,057
Total amortization expense for intellectual property agreements for the three months ended November 30, 2022 and 2021 was $0.3 million and $0.4 million, respectively.
Future amortization of intellectual property for the next five years is as follows:

(in thousands)
Year ending August 31,	Amount
2023	$1,393
2024	$1,068
2025	$793
2026	$638
2027	$477

Earnings per Share
We report earnings per share in accordance with ASC 260. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2022 and 2021 were as follows:

	Three Months Ended November 30,
(in thousands)	2022	2021
Numerator
Net income attributable to common shareholders	$1,245	$3,026

Denominator
Weighted-average number of common shares outstanding during the year	20,286	20,150
Dilutive effect of stock options	539	596
Common stock and common stock equivalents used for diluted earnings per share	20,825	20,746
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation expense related to stock options, not including shares issued to directors for services, was $0.9 million and $0.6 million for the three months ended November 30, 2022 and 2021, respectively.
Impairment of Long-lived Assets
We account for the impairment and disposition of long-lived assets in accordance with ASC 360. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the three months ended November 30, 2022 and 2021.
Recently Issued Accounting Standards
None.
NOTE 3 – OTHER INCOME (EXPENSE), NET
The components of other income (expense), net for the three months ended November 30, 2022 and 2021, were as follows:

	Three Months Ended November 30,
(in thousands)	2022	2021
Interest income	$771	$64
Change in valuation of contingent consideration	—	(121)
Gain on sale of assets	—	1
(Loss) gain on currency exchange	(31)	121
Total other income, net	$740	$65

NOTE 4 – INVESTMENTS

We invest a portion of our excess cash balances in short-term debt securities. Investments at November 30, 2022, consisted of corporate bonds and term deposits with maturities remaining of less than 12 months. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. We account for our investments in accordance with ASC 320, Investments – Debt and Equity Securities. As of November 30, 2022, all investments were classified as held-to-maturity securities, as we have positive intent and ability to hold these securities until maturity. We believe unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality, and, accordingly, we have not recorded an allowance for credit losses on our debt securities as of November 30, 2022, and August 31, 2022.
The following tables summarize our short-term investments as of November 30, 2022, and August 31, 2022:

	November 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$80,639	$—	$(890)	$79,749
Term deposits (due within one year)	1,500			1,500
Total	$82,139	$—	$(890)	$81,249

	August 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$72,168	$—	$(839)	$71,329
Term deposits (due within one year)	$4,500			$4,500
Total	$76,668	$—	$(839)	$75,829
NOTE 5 – COMMITMENTS AND CONTINGENCIES
Leases
We lease 9,255 square feet of office space in Lancaster, California, where our corporate headquarters are located. The lease term extends to January 31, 2026, and the base rent is $17 thousand per month. The lease agreement gives the Company the right, upon 180 days’ prior notice, to opt out of all or part of the last four years of the term, with no penalty.
We lease 4,317 square feet of office space in Buffalo, New York. The lease term extends to November 30, 2026, and the base rent is $7 thousand per month with an annual 2% increase. The lease agreement provides the Company with two five-year renewal options and the right to terminate the lease with one year's prior written notice with certain penalties. We previously leased 12,623 square feet of office space at a different location in Buffalo, New York. That lease term extended to November 2021 and the base rent was $16 thousand per month.
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

Rent expense, including common area maintenance fees for three months ended November 30, 2022, and November 30, 2021, was $0.1 million and $0.2 million, respectively.

Lease liability maturities as of November 30, 2022, were as follows:

(in thousands)	Years Ending August 31,	Amount
2023		$383
2024		411
2025		346
2026		219
2027		34
Total undiscounted liabilities		1,393
Less: imputed interest		(101)
Total operating lease liabilities (including current portion)		$1,292
Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its executive officers that may require compensation payments upon termination.
Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal years 2019 through 2021 are open for audit, and our state tax returns for fiscal years 2018 through 2021 remain open for audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.
Litigation

We are not a party to any legal proceedings and are not aware of any pending or threatened legal proceedings of any kind.
NOTE 6 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of Company common stock outstanding for the three months ended November 30, 2022 and 2021 were as follows:

	November 30,
	2022	2021
Common stock outstanding, beginning of quarter	20,260,070	20,141,521
Common stock issued during the quarter	53,685	27,275
Common stock outstanding, end of quarter	20,313,755	20,168,796

Dividends

The Company’s Board of Directors declared cash dividends during the fiscal years 2023 and 2021. The details of dividends paid are in the following tables:

(in thousands, except dividend per share)	Fiscal Year 2023

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/31/2022	11/07/2022	20,299	$0.06	$1,218
Total				$1,218

(in thousands, except dividend per share)	Fiscal Year 2022

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2021	11/01/2021	20,148	$0.06	$1,209
1/31/2022	2/07/2022	20,178	$0.06	1,211
4/25/2022	5/02/2022	20,207	$0.06	1,212
7/25/2022	8/01/2022	20,239	$0.06	1,214
Total				$4,846
Stock Option Plans
On December 23, 2016, the Company's Board of Directors adopted, and on February 23, 2017, its shareholders approved, the Company's 2017 Equity Incentive Plan (the "2017 Plan"), under which a total of 1.0 million shares of common stock were reserved for issuance. The 2017 plan would have terminated in December 2026. The 2017 Plan was replaced by the Company’s 2021 Plan (as defined below), and as a result, no further issuances of shares may be made under the 2017 Plan.
On April 9, 2021, the Company's Board of Directors adopted, and on June 23, 2021, its shareholders approved, the Company's 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan, the "Plans"), under which a total of 1.3 million shares of common stock have been reserved for issuance. The 2021 Plan will terminate in 2031.
On October 20, 2022, the Company’s Board of Directors approved, subject to shareholder approval, an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder from 1.3 million shares to 1.55 million shares of common stock of the Company (the “Plan Amendment”). The Plan Amendment will be presented to the Company’s shareholders for approval at its 2023 Annual Meeting of Shareholders, to be held on February 9, 2023. If approved by the Company’s shareholders, the Plan Amendment will be effective as of the date of such approval. If the Plan Amendment is not approved by the Company’s shareholders, the Plan Amendment will not become effective, and the number of shares of common stock authorized for issuance under the 2021 Plan will remain at 1.3 million shares.
As of November 30, 2022, employees and directors held Qualified Incentive Stock Options ("ISOs") and Non-Qualified Stock Options ("NQSOs") to purchase an aggregate of 1.6 million shares of common stock at exercise prices ranging from $6.85 to $66.14 per share.

The following tables summarize information about stock options:

(in thousands, except per share and weighted-average amounts)
Transactions during Three months ended November 30, 2022	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2022	1,245	$28.61	6.14
Granted	429	43.90
Exercised	(50)	15.36
Canceled/Forfeited	(9)	36.90
Outstanding, November 30, 2022	1,615	$33.04	7.05
Vested and Exercisable, November 30, 2022	716	$19.75	4.69
Vested and Expected to Vest, November 30, 2022	1,607	$32.99	7.05
The weighted-average remaining contractual life of options outstanding issued under the Plans, for both ISOs and NQSOs, was 7.05 years at November 30, 2022. The total grant-date fair value of non-vested stock options as of November 30, 2022 was $17.5 million and is amortizable over a weighted-average period of 3.85 years.
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
The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the current fiscal year 2023 and fiscal year 2022:

(in thousands, except prices)	Three Months Ended November 30, 2022	Fiscal Year 2022
Estimated fair value of awards granted	$9,374	$4,597
Unvested Forfeiture Rate	0.00%	1.04%
Weighted-average grant price	$43.90	$42.13
Weighted-average market price	$43.90	$42.13
Weighted-average volatility	46.30%	42.80%
Weighted-average risk-free rate	4.33%	1.74%
Weighted-average dividend yield	0.55%	0.58%
Weighted-average expected life	6.59 years	6.59 years

The exercise prices for the options outstanding at November 30, 2022, ranged from $6.85 to $66.14, and the information relating to these options is as follows:
(in thousands except prices)

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	268	2.54 years	$8.36	268	2.54 years	$8.36
$9.78	$18.76	184	4.24 years	$10.10	184	4.24 years	$10.10
$18.77	$33.40	224	6.40 years	$25.34	109	6.25 years	$24.38
$33.41	$47.63	651	9.39 years	$42.08	84	7.84 years	$37.92
$47.64	$66.14	288	8.31 years	$56.29	71	7.88 years	$59.04
		1,615	7.06 years	$33.04	716	4.69 years	$19.75
During the three months ended November 30, 2022, we issued 3,515 shares of stock valued at $0.2 million to our nonmanagement directors as compensation for board-related duties.
The balances of our par-value common stock and additional paid-in capital as of November 30, 2022, were $11 thousand and $140.3 million, respectively.
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
Revenue concentration shows that international sales accounted for 29% and 31% of revenue for the three months ended November 30, 2022 and 2021, respectively. Our three largest customers in terms of revenue accounted for 8%, 3%, and 3% of revenue for the three months ended November 30, 2022. Our four largest customers in terms of revenue accounted for 7%, 5%, 5%, and 5% of revenue for the three months ended November 30, 2021.
Accounts receivable concentrations show that our six largest customers in terms of accounts receivable each comprised between 3% and 12% of accounts receivable as of November 30, 2022; our five largest customers in terms of accounts receivable comprised between 5% and 21% of accounts receivable as of November 30, 2021.
We operate in the biosimulation market, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.
NOTE 8 – SEGMENT REPORTING
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

No operating segments have been aggregated to form the reportable segments. The Company does not allocate assets at the reportable segment level as these are managed on an entity-wide group basis and, accordingly, the Company does not report asset information by segment. The Company does not allocate operating expenses that are managed on an entity-wide group basis and, accordingly, the Company does not allocate and report operating expenses at a segment level. There are no internal revenue transactions between the Company’s segments.

The following tables summarize the results for each segment for the three months ended November 30, 2022 and 2021:

(in thousands)	Three Months Ended November 30, 2022
	Software	Services	Total
Revenues	$6,074	$5,890	$11,964
Cost of revenues	885	1,786	2,671
Gross profit	$5,189	$4,104	$9,293
Gross margin	85%	70%	78%
Our software business and services business represented 51% and 49% of total revenue, respectively, for the three months ended November 30, 2022.

(in thousands)	Three Months Ended November 30, 2021
	Software	Services	Total
Revenues	$7,362	$5,055	$12,417
Cost of revenues	735	2,021	2,756
Gross profit	$6,627	$3,034	$9,661
Gross margin	90%	60%	78%
Our software business and services business represented 59% and 41% of total revenue, respectively, for the three months ended November 30, 2021.
NOTE 9 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee's gross salary. We contributed $0.1 million and $0.1 million for three months ended November 30, 2022 and 2021, respectively.
NOTE 10 - SUBSEQUENT EVENTS
Dividend Declared

On Wednesday, January 4, 2023, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend in the amount of approximately $1.2 million will be distributed on Monday, February 6, 2023, for shareholders of record as of Monday, January 30, 2023.

Authorization of Share Repurchase Program

On December 29, 2022, our Board of Directors authorized and approved a share repurchase program for up to $50 million of the outstanding shares of our common stock. The authorization permits the Company to repurchase shares of our common stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other transactions, in accordance with federal securities laws. No time limit was set for the completion of the share repurchase program, and the stock repurchase program may be modified, extended, suspended or discontinued at any time, in the sole discretion of the Company. The exact means, number and timing of share repurchases will depend on market conditions, applicable legal requirements and other factors, and will be funded through available cash balances. We are not obligated to repurchase any shares under the repurchase program.

Our Board of Directors also authorized the Company to enter into an accelerated share repurchase transaction (“ASR”) for the repurchase of up to $20 million of our outstanding common shares as part of the new share repurchase program.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on October 28, 2022, and elsewhere in this document and in our other filings with the SEC.
Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.
General
BUSINESS
OVERVIEW
Simulations Plus, Inc., incorporated in 1996, is a premier developer of drug discovery and development software for modeling and simulation, and for the prediction of molecular properties utilizing both artificial intelligence (“AI”) and machine-learning-based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical development analysis and for submissions to regulatory agencies. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and academic and regulatory agencies worldwide for use in the conduct of industry-based research. The Company is headquartered in Southern California, with offices in Buffalo, NY; Research Triangle Park, NC; and Paris, France. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.
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
Results of Operations
Comparison of Three Months Ended November 30, 2022 and 2021

(in thousands)	Three Months Ended November 30,
	2022	2021	$ Change	% Change
Revenue	$11,964	$12,417	$(453)	(4)%
Cost of revenue	2,671	2,756	(85)	(3)%
Gross profit	9,293	9,661	(368)	(4)%
Research and development	1,166	882	284	32%
Selling, general, and administrative	7,249	4,988	2,261	45%
Total operating expenses	8,415	5,870	2,545	43%
Income from operations	878	3,791	(2,913)	(77)%
Other income, net	740	65	675	1038%
Income before income taxes	1,618	3,856	(2,238)	(58)%
Provision for income taxes	(373)	(830)	457	(55)%
Net income	$1,245	$3,026	$(1,781)	(59)%
Revenues
Revenues decreased by $0.5 million, or 4%, to $12.0 million for the three months ended November 30, 2022, compared to $12.4 million for the year ended November 30, 2021. This decrease is primarily due to a $1.3 million, or 17%, decrease in software-related revenue, driven by timing of the software license renewals and foreign currency exchange rate fluctuations, partially offset by an increase of $0.8 million, or 17%, in service-related revenue when comparing the three months ended November 30, 2022, and 2021.
Cost of revenues
Cost of revenues remained relatively consistent with a slight decrease of $0.1 million, or 3%, for the three months ended November 30, 2022, compared to the three months ended November 30, 2021. The decrease is primarily due to a $0.2 million, or 12%, decrease in service-related cost of revenue, offset by an increase of $0.2 million, or 20%, in software-related cost of revenue when compared to the three months ended November 30, 2021.
Gross profit
Gross profit decreased by $0.4 million, or 4%, to $9.3 million for the three months ended November 30, 2022, compared to $9.7 million, for the three months ended November 30, 2021. The decrease in gross profit is due to a decrease in gross profit for our software business of $1.4 million, or 22%, partially offset by an increase in gross profit for our services business of $1.1 million, or 35%.
Overall gross margin percentage was 78% and 78% for the three months ended November 30, 2022, and 2021, respectively.
Research and development
We incurred $2.1 million of research and development costs during the three months ended November 30, 2022. Of this amount, $0.9 million was capitalized as a part of capitalized software development costs and $1.2 million was expensed. We incurred $1.7 million of research and development costs during the three months ended November 30, 2021. Of this amount, $0.8 million was capitalized and $0.9 million was expensed.

Selling, general, and administrative expenses
Selling, general, and administrative ("SG&A") expenses increased by $2.3 million, or 45%, to $7.2 million for the three months ended November 30, 2022, compared to $5.0 million for the three months ended November 30, 2021. The increase was primarily due to an increase in personnel costs of $1.2 million, an increase in merger and acquisition costs of $0.3 million, an increase of $0.2 million in commission to distributors, and an increase in travel costs of $0.1 million.
As a percent of revenues, SG&A expense was 61% for the three months ended November 30, 2022, compared to 40% for the three months ended November 30, 2021.
Other income
Total other income was $0.7 million for the three months ended November 30, 2022, compared to total other income of $0.1 million for the three months ended November 30, 2021. The increase is primarily due to an increase in interest income of $0.7 million driven by an increase in interest rates.
Provision for income taxes
The provision for income taxes was $0.4 million for the three months ended November 30, 2022, compared to $0.8 million for the three months ended November 30, 2021. Our effective tax rate increased to 23% for the three months ended November 30, 2022, from 22% for the three months ended November 30, 2021.
Results of Operations by Business Unit
Comparison of Three Months Ended November 30, 2022 and 2021
Revenues

(in thousands)	Three Months Ended November 30,
	2022	2021	Change ($)	Change (%)
Software	$6,074	$7,362	$(1,288)	(17)%
Services	5,890	5,055	835	17%
Total	$11,964	$12,417	$(453)	(4)%
Cost of Revenues

(in thousands)	Three Months Ended November 30,
	2022	2021	Change ($)	Change (%)
Software	$885	$735	$150	20%
Services	1,786	2,021	(235)	(12)%
Total	$2,671	$2,756	$(85)	(3)%

Gross Profit

(in thousands)	Three Months Ended November 30,
	2022	2021	Change ($)	Change (%)
Software	$5,189	$6,627	$(1,438)	(22)%
Services	4,104	3,034	1,070	35%
Total	$9,293	$9,661	$(368)	(4)%
Software Business
For the three months ended November 30, 2022, the revenue decrease of $1.3 million, or 17%, compared to the three months ended November 30, 2021, was primarily due to lower revenues from GastroPlus® of $1.0 million and lower revenues from Absorption, Distribution, Metabolism, Excretion, and Toxicity Predictor ("ADMET Predictor®") of $0.4 million driven by timing of the software license renewals and foreign currency exchange rate fluctuations. Cost of revenues increased by $0.2 million, or 20%, during the same periods, and gross profit decreased by $1.4 million, or 22%, primarily due to the decrease in revenues.
Services Business
For the three months ended November 30, 2022, the revenue increase of $0.8 million, or 17%, compared to the three months ended November 30, 2021, was primarily due to higher revenues from physiologically based pharmacokinetics ("PBPK") of $0.6 million and an increase in revenues from pharmacokinetic and pharmacodynamic ("PKPD") of $0.5 million, partially offset by a decrease in revenues from quantitative systems pharmacology/quantitative systems toxicology ("QSP/QST") of $0.4 million. Cost of revenues decreased by $0.2 million, or 12%. Gross profit increased by $1.1 million, or 35%, for the same periods.
Liquidity and Capital Resources
As of November 30, 2022, the Company had $49.4 million in cash and cash equivalents, $82.1 million in short-term investments, and working capital of $140.7 million. Our principal sources of capital have been cash flows from our operations. We have achieved continuous positive operating cash flow over the last thirteen fiscal years.

On December 29, 2022, our Board of Directors authorized and approved a share repurchase program for up to $50 million of the outstanding shares of our common stock, including the repurchase of up to $20 million of our outstanding shares through an accelerated share repurchase transaction. Under the repurchase program, shares may be repurchased at our discretion based on ongoing assessment of the capital needs of our business, the market price of shares of our common stock, and general market conditions. Repurchases may be made under certain SEC regulations, which would permit common shares to be repurchased when we would otherwise be prohibited from doing so under insider trading laws. There is no time limit in place for the completion of our share repurchase program, and the program may be suspended or discontinued at any time. We are not obligated to repurchase any shares under the repurchase program. We expect to fund share repurchases, if any, through cash on hand and cash generated from operations.

We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future, including to complete our recently approved share repurchase program, if we so choose. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may have to sell additional equity or debt securities or obtain a new credit facility. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, then management would restructure the Company in a way to preserve its pharmaceutical business while maintaining expenses within operating cash flows.

We continue to seek opportunities for strategic acquisitions, investments, and partnerships. If one or more such strategic opportunities are identified, a substantial portion of our cash reserves may be required to complete it; however, we intend to maintain sufficient cash reserves to provide reasonable assurance that outside financing will not be necessary to continue operations. If we identify an attractive strategic opportunity that would require more cash to complete than we are willing or able to use from our cash reserves, we will consider financing options to complete the transaction, including obtaining loans and issuing additional securities.

Except as discussed elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends or demands, commitments, events, or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. The trend over the last ten years has been increasing cash deposits from our operating cash flows, and we expect that trend to continue for the foreseeable future.
Cash Flows
Operating Activities
Net cash provided by operating activities was $4.7 million for the three months ended November 30, 2022. Our operating cash flows resulted in part from our net income of $1.2 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, $1.5 million related to changes in balances of operating assets and liabilities was added to net income and $1.9 million related to non-cash charges was added to net income to reconcile to cash flow from operations.
Net cash provided by operating activities was $3.6 million for the three months ended November 30, 2021. Our operating cash flows resulted primarily from our net income of $3.0 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, $1.9 million related to changes in balances of operating assets and liabilities was subtracted from net income and $2.4 million related to non-cash charges was added to net income to reconcile to cash flow from operations.
Investing Activities
Net cash used for investing activities during the three months ended November 30, 2022, was $6.4 million, primarily due to the purchase of short-term investments of $29.5 million and computer software development costs of $0.9 million, offset by proceeds from maturities of short-term investments of $24.1 million.
Net cash provided by investing activities during the three months ended November 30, 2021, was $2.0 million, primarily due to the proceeds from maturities of short-term investments totaling $16.1 million, offset by purchase of short-term investments of $12.7 million and computer software development costs of $0.8 million.
Financing Activities
Net cash used in financing activities during the three months ended November 30, 2022, was $0.5 million, primarily due to dividend payments totaling $1.2 million, partially offset by proceeds from the exercise of stock options totaling $0.8 million.
Net cash used in financing activities during the three months ended November 30, 2021, was $0.8 million, primarily due to dividend payments totaling $1.2 million, partially offset by proceeds from the exercise of stock options totaling $0.4 million.
Working Capital
At November 30, 2022, we had working capital of $140.7 million, a ratio of current assets to current liabilities of 18.5 and a ratio of debt to equity of 0.1. At August 31, 2022, we had working capital of $139.1 million, a ratio of current assets to current liabilities of 19.0 and a ratio of debt to equity of 0.1.

Known Trends or Uncertainties
We have seen some consolidation in the pharmaceutical industry during economic downturns, although these consolidations have not had a negative effect on our total revenues from that industry. Should customer delays, holds, program cancellations, or consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.
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
Historically we have paid cash dividends of $0.06 per share to holders of shares of our common stock on a quarterly basis. The declaration of any future dividends will be determined by the Board of Directors each quarter and will depend on earnings, financial condition, capital requirements, and other factors.
Our continued quest for acquisitions could result in a significant change to revenues and earnings if one or more such acquisitions are completed.
The potential for growth in new markets (e.g., healthcare) is uncertain. We will continue to explore these opportunities until such time as we either generate revenues or determine that resources would be more efficiently used elsewhere.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances, contingent consideration, contingent value rights, fixed payment arrangements, and going concern. Management bases its estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (the “Annual Report”), filed with the SEC on October 28, 2022.
Information regarding our significant accounting policies and estimates can also be found in Note 2, Significant Accounting Policies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of November 30, 2022, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of November 30, 2022 that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
No change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For a description of our material pending legal proceedings, please see Note 5, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Except as set forth below, there have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value, and share repurchases could increase the volatility of the price of our common stock.
Pursuant to the new share repurchase program authorized by our Board of Directors on December 29, 2022, we are authorized to repurchase up to $50 million of outstanding shares of our common stock from time to time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other transactions, in accordance with federal securities laws. Such program may be suspended or discontinued at any time. We are not obligated to repurchase any shares, and the timing, manner, price, and actual amount of share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The timing of repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase shares, and there can be no assurance that any share repurchases will enhance shareholder value because the stock price of our common stock may decline below the levels at which we effected repurchases.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.
Item 6.    Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1^
Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto, incorporated by reference to an exhibit to the Company’s Form 8-K/A filed November 18, 2014.

2.2^	Share Purchase and Contribution Agreement, dated March 31, 2020, incorporated by reference to an exhibit to the Company’s Form 8-K filed April 2, 2020..
2.3^
Stock Purchase Agreement by and among Simulation Plus, Inc., DILIsym Services, Inc., The Shareholders’ Representative and The Shareholders of DILIsym Services, Inc., incorporated by reference to an exhibit to the Company’s Form 10-Q filed July 10, 2017.

3.1	Articles of Incorporation of the Company, incorporated by reference to an exhibit to the Company’s Form 10-K, filed November 29, 2010.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to an exhibit to the Company’s Form 10-K 0, filed November 29, 2010.
3.3	Certificate of Amendment to the Amended and Restated Bylaws of Simulations Plus, Inc., incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed December 31, 2018.
4.1	Form of Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
4.2	Share Exchange Agreement, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed on March 25, 1997.
31.1 *	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.
***	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 6, 2023

SIMULATIONS PLUS, INC.

Date:	January 6, 2023	By:	/s/ Will Frederick
Will Fredrick Chief Financial Officer (Principal financial officer)