Form 10-Q
period 2023-02-28
Simulations Plus, Inc.
filed 2023-04-07
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2023

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 31, 2023, was 19,996,653.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended February 28, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
(in thousands, except share and per share amounts)	February 28, 2023	August 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$39,292	$51,567
Accounts receivable, net of allowance for doubtful accounts of $12 and $12	11,398	13,787
Prepaid income taxes	397	1,391
Prepaid expenses and other current assets	4,335	3,377
Short-term investments	76,052	76,668
Total current assets	131,474	146,790
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $16,455 and $15,672	10,501	9,563
Property and equipment, net	822	632
Operating lease right-of-use assets	1,190	1,420
Intellectual property, net of accumulated amortization of $8,552 and $7,928	8,358	9,057
Other intangible assets, net of accumulated amortization of $1,812 and $2,662	7,387	7,560
Goodwill	12,921	12,921
Other assets	548	439
Total assets	$173,201	$188,382
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$350	$225
Accrued compensation	2,635	3,254
Accrued expenses	535	931
Operating lease liability - current portion	432	461
Deferred revenue	2,050	2,864
Total current liabilities	6,002	7,735
Long-term liabilities
Deferred income taxes, net	1,859	1,456
Operating lease liability	747	943
Total liabilities	8,608	10,134
Commitments and contingencies	—	—
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized; 19,930,623 and 20,260,070 shares issued and outstanding	137,821	138,512
Retained earnings	27,050	40,044
Accumulated other comprehensive loss	(278)	(308)
Total shareholders' equity	164,593	178,248
Total liabilities and shareholders' equity	$173,201	$188,382
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three and six months ended February 28, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per common share amounts)	2023	2022	2023	2022
Revenues
Software	$10,487	$9,758	$16,561	$17,120
Services	5,263	5,038	11,153	10,093
Total revenues	15,750	14,796	27,714	27,213
Cost of revenues
Software	843	780	1,728	1,515
Services	1,777	2,050	3,563	4,071
Total cost of revenues	2,620	2,830	5,291	5,586
Gross profit	13,130	11,966	22,423	21,627
Operating expenses
Research and development	1,317	902	2,483	1,784
Selling, general, and administrative	7,779	5,584	15,028	10,572
Total operating expenses	9,096	6,486	17,511	12,356

Income from operations	4,034	5,480	4,912	9,271

Other income, net	1,034	53	1,774	118

Income before income taxes	5,068	5,533	6,686	9,389
Provision for income taxes	(894)	(1,124)	(1,267)	(1,954)
Net income	$4,174	$4,409	$5,419	$7,435

Earnings per share
Basic	$0.21	$0.22	$0.27	$0.37
Diluted	$0.20	$0.21	$0.26	$0.36

Weighted-average common shares outstanding
Basic	20,112	20,177	20,200	20,164
Diluted	20,529	20,745	20,657	20,738

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(23)	(38)	30	(275)
Comprehensive income	$4,151	$4,371	$5,449	$7,160
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three and six months ended February 28, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per common share amounts)	2023	2022	2023	2022
Common stock and additional paid in capital
Balance, beginning of period	$140,306	$134,512	$138,512	$133,418
Exercise of stock options	205	169	963	541
Stock-based compensation	1,160	703	2,046	1,337
Shares issued to Directors for services	150	88	300	176
Repurchase and retirement of common shares	(4,000)	—	(4,000)	—
Balance, end of period	137,821	135,472	137,821	135,472

Retained earnings
Balance, beginning of period	40,071	34,224	40,044	32,407
Declaration of dividends	(1,195)	(1,211)	(2,413)	(2,420)
Repurchase and retirement of common shares	(16,000)	—	(16,000)	—
Net income	4,174	4,409	5,419	7,435
Balance, end of period	27,050	37,422	27,050	37,422

Accumulated other comprehensive (loss) income
Balance, beginning of period	(255)	(280)	(308)	(43)
Other comprehensive (loss) income	(23)	(38)	30	(275)
Balance, end of period	(278)	(318)	(278)	(318)
Total shareholders’ equity	$164,593	$172,576	$164,593	$172,576
Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$5,419	$7,435
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,858	1,840
Change in value of contingent consideration	—	243
Amortization of investment (discounts) premiums	(379)	1,122
Stock-based compensation	2,300	1,513
Deferred income taxes	403	424
Currency translation adjustments	30	(275)
(Increase) decrease in
Accounts receivable	2,389	(5,188)
Prepaid income taxes	994	563
Prepaid expenses and other assets	(1,067)	1,274
Increase (decrease) in
Accounts payable	125	22
Other liabilities	(1,010)	(3,384)
Deferred revenue	(814)	590
Net cash provided by operating activities	10,248	6,179

Cash flows from investing activities
Purchases of property and equipment	(316)	(710)
Purchase of short-term investments	(47,156)	(25,504)
Proceeds from maturities of short-term investments	48,151	46,810
Purchased intangibles	(77)	—
Capitalized computer software development costs	(1,675)	(1,507)
Net cash (used in) provided by investing activities	(1,073)	19,089

Cash flows from financing activities
Payment of dividends	(2,413)	(2,420)
Proceeds from the exercise of stock options	963	541
Repurchase and retirement of common shares	(20,000)	—
Net cash used in financing activities	(21,450)	(1,879)

Net (decrease) increase in cash and cash equivalents	(12,275)	23,389
Cash and cash equivalents, beginning of year	$51,567	$36,984
Cash and cash equivalents, end of period	$39,292	$60,373

Supplemental disclosures of cash flow information
Income taxes paid	$93	$921

Non-Cash Investing and Financing Activities
Right of use assets capitalized	$—	$624
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – GENERAL

This Quarterly Report on Form 10-Q for the quarter ended February 28, 2023, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on October 28, 2022. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc., the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.
Organization

Simulations Plus, Inc. (“Simulations Plus”) was incorporated on July 17, 1996. In September 2014, Simulations Plus acquired all of the outstanding equity interests of Cognigen Corporation ("Cognigen") and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. In June 2017, Simulations Plus acquired DILIsym Services, Inc. ("DILIsym") as a wholly owned subsidiary. In April 2020, Simulations Plus acquired Lixoft, a French société par actions simplifiée ("Lixoft"), as a wholly owned subsidiary pursuant to a stock purchase and contribution agreement. (Simulations Plus together with its subsidiaries, collectively, the "Company,” "we,” "us,” "our").

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
Lines of Business

We are a premier developer of drug discovery and development software for modeling and simulation, and for the prediction of molecular properties utilizing both artificial-intelligence-based and machine-learning-based technologies. We also provide consulting services ranging from early drug discovery through preclinical and clinical development analysis and for submissions to regulatory agencies. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and academic and regulatory agencies worldwide for use in the conduct of industry-based research.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Simulations Plus and its wholly owned subsidiary, Lixoft. All significant intercompany accounts and transactions are eliminated in consolidation.
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

Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of February 28, 2023, remaining performance obligations were $10.4 million. Ninety-six percent of the remaining performance obligations are expected to be recognized over the next 12 months, with the remainder expected to be recognized thereafter. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations and changes in the scope of contracts.
Disaggregation of Revenues

The components of disaggregation of revenue for the three and six months ended February 28, 2023 and 2022 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2023	2022	2023	2022
Software licenses
Point in time	$10,191	$9,493	$15,993	$16,600
Over time	296	265	568	520
Services
Over time	5,263	5,038	11,153	10,093
Total revenue	$15,750	$14,796	$27,714	$27,213
In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three and six months ended February 28, 2023, and 2022 were as follows:

(in thousands)	Three Months Ended February 28,
	2023		2022
	$	% of total	$	% of total
Americas	$10,589	67%	$9,696	66%
EMEA	3,618	23%	3,706	25%
Asia Pacific	1,543	10%	1,394	9%
Total	$15,750	100%	$14,796	100%

(in thousands)	Six Months Ended February 28,
	2023		2022
	$	% of total	$	% of total
Americas	$19,089	69%	$18,155	67%
EMEA	5,748	21%	6,731	25%
Asia Pacific	2,877	10%	2,327	8%
Total	$27,714	100%	$27,213	100%
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

Contract asset balances as of February 28, 2023, and August 31, 2022, were $2.9 million and $1.7 million, respectively.
During the three and six months ended February 28, 2023, the Company recognized $0.4 million and $2.3 million, respectively, of revenue that was included in contract liabilities as of August 31, 2022, and during the three and six months ended February 28, 2022, the Company recognized $0.2 million and $0.5 million, respectively, of revenue that was included in contract liabilities as of August 31, 2021.
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

Available-for-Sale—Debt securities not classified as either securities held-to-maturity or trading securities are reported at fair value. For available-for-sale debt securities in an unrealized loss position, we evaluate as of the balance sheet date whether the unrealized losses are attributable to a credit loss or other factors. The portion of unrealized losses related to a credit loss is recognized in earnings, and the portion of unrealized loss not related to a credit loss is recognized in other comprehensive income (loss).

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. During the quarter ended February 28, 2023, all of our investments were classified as held-to-maturity.

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
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $0.4 million and $0.3 million for the three months ended February 28, 2023, and 2022, respectively, and $0.8 million and $0.6 million for the six months ended February 28, 2023, and 2022, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
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
Internal-use Software
We have capitalized certain internal-use software costs in accordance with ASC 350-40, which are included in intangible assets. The amortization of such costs is classified as selling, general, and administrative expenses on the condensed consolidated statements of operations. Maintenance of and minor upgrades to internal-use software are also classified as selling, general, and administrative expenses as incurred.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities (current and long-term) in our condensed consolidated balance sheets.
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

Supplemental balance sheet information related to operating leases was as follows as of February 28, 2023:

(in thousands)
Right of use assets	$1,190
Lease liabilities, current	$432
Lease liabilities, long-term	$747
Operating lease costs	$252
Weighted-average remaining lease term	2.55 years
Weighted-average discount rate	3.41%
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
Goodwill and intangible assets are tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. During the three and six months ended February 28, 2023 and 2022, there were no changes to our reporting units, and we did not recognize any impairment charges or additions to goodwill.
The following table summarizes other intangible assets as of February 28, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$2,910	$—	$2,910
Covenants not to compete	Straight line 3 years	60	58	2
Other internal use software	Straight line 3 to 5 years	77	2	75
Customer relationships	Straight line 8 to 14 years	4,450	1,614	2,836
ERP	Straight line 15 years	1,702	138	1,564
		$9,199	$1,812	$7,387

The following table summarizes other intangible assets as of August 31, 2022:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$2,910	$—	$2,910
Covenants not to compete	Straight line 3 years	60	48	12
Customer relationships	Straight line 8 to 14 years	5,550	2,534	3,016
ERP	Straight line 15 years	1,702	80	1,622
		$10,222	$2,662	$7,560
Total amortization expense for the three months ended February 28, 2023, and 2022 was $0.1 million and $0.2 million, respectively, and amortization expense for the six months ended February 28, 2023, and 2022 was $0.3 million and $0.3 million, respectively.
Future amortization of finite-lived intangible assets for the next five years is as follows:

(in thousands)
Year Ending August 31,	Amount
Remainder of 2023	$251
2024	$489
2025	$489
2026	$489
2027	$442
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
For certain of our financial instruments, including accounts receivable, accounts payable, and accrued compensation and other accrued expenses, the carrying amounts are representative of their fair value due to their short maturities.
We invest a portion of our excess cash balances in short-term debt securities. Investments at February 28, 2023, consisted of corporate bonds and term deposits with maturities remaining of less than 12 months. Under the fair value hierarchy, the fair market values of the Company's cash equivalents and investments are Level 1. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. We account for our investments in accordance with ASC 320, Investments – Debt and Equity Securities. As of February 28, 2023, all investments were classified as held-to-maturity securities, as we have the positive intent and ability to hold these securities until maturity. We believe unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality, and, accordingly, we have not recorded an allowance for credit losses on our debt securities as of February 28, 2023, and August 31, 2022.

The following tables summarize our short-term investments as of February 28, 2023, and August 31, 2022:

	February 28, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$71,552	$—	$(175)	$71,377
Term deposits (due within one year)	4,500			4,500
Total	$76,052	$—	$(175)	$75,877

	August 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$72,168	$—	$(839)	$71,329
Term deposits (due within one year)	4,500			4,500
Total	$76,668	$—	$(839)	$75,829
Research and Development Costs
Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs include salaries, laboratory experiments, and purchased software that was developed by other companies and incorporated into, or used in the development of, our final products.
Income Taxes
We account for income taxes in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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
Intellectual property
The following table summarizes intellectual property as of February 28, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	5,275	725
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,821	1,029
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	23	27
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,433	6,577
		$16,910	$8,552	$8,358

The following table summarizes intellectual property as of August 31, 2022:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$75	$—
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	4,975	1,025
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,662	1,188
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	20	30
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,196	6,814
		$16,985	$7,928	$9,057
Total amortization expense for intellectual property agreements for the three months ended February 28, 2023 and 2022 was $0.4 million and $0.4 million, respectively, and amortization expense for intellectual property agreements for the six months ended February 28, 2023 and 2022 was $0.7 million and $0.7 million, respectively.
Future amortization of intellectual property for the next five years is as follows:

(in thousands)
Year Ending August 31,	Amount
Remainder of 2023	$694
2024	$1,218
2025	$793
2026	$717
2027	$477
Earnings per Share
We report earnings per share in accordance with ASC 260. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and six months ended February 28, 2023, and 2022 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2023	2022	2023	2022
Numerator
Net income attributable to common shareholders	$4,174	$4,409	$5,419	$7,435

Denominator
Weighted-average number of common shares outstanding during the year	20,112	20,177	20,200	20,164
Dilutive effect of stock options	417	568	457	574
Common stock and common stock equivalents used for diluted earnings per share	20,529	20,745	20,657	20,738
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation expense related to stock options, not including shares issued to directors for services, was $1.2 million and $0.7 million for the three months ended February 28, 2023, and 2022, respectively, and $2.0 million and $1.3 million for the six months ended February 28, 2023, and 2022, respectively.

Impairment of Long-lived Assets
We account for the impairment and disposition of long-lived assets in accordance with ASC 360. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the three and six months ended February 28, 2023, and 2022.
Recently Issued Accounting Standards
None.
NOTE 3 – OTHER INCOME (EXPENSE), NET
The components of other income (expense), net for the three and six months ended February 28, 2023, and 2022, were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2023	2022	2023	2022
Interest income	$985	$75	$1,756	$139
Change in valuation of contingent consideration	—	(122)	—	(243)
Gain on sale of assets	—	—	—	1
Gain (loss) on currency exchange	49	100	18	221
Total other income, net	$1,034	$53	$1,774	$118
NOTE 4 – COMMITMENTS AND CONTINGENCIES
Leases
On February 17, 2023, we entered into an amendment, effective May 1, 2023, to the lease agreement for our office space in Lancaster, California, where our corporate headquarters are located. The amendment extends the lease term through April 30, 2028, reduces the leased square footage from 9,255 to approximately 4,200, and reduces the monthly base rent from $18 thousand per month to $8 thousand per month with an annual increase of 3%. The amended lease agreement gives the Company the right, upon 180 days’ prior notice, to opt out of all or part of the last three years of the lease term with no penalty.
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

We lease 2,300 square feet of office space in Paris, France. The lease term extends to November 30, 2024, and the rent is $5 thousand per month, which amount is subject to adjustment each December based on a consumer price index.

Rent expense, including common area maintenance fees for the three months ended February 28, 2023, and 2022 was $0.1 million and $0.1 million, respectively, and was $0.3 million and $0.3 million for the six months ended February 28, 2023, and 2022, respectively.

Lease liability maturities as of February 28, 2023, were as follows:

(in thousands)	Year Ending August 31,	Amount
Remainder of 2023		$255
2024		411
2025		346
2026		219
2027		8
Total undiscounted liabilities		1,239
Less: imputed interest		(60)
Total operating lease liabilities (including current portion)		$1,179
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
NOTE 5 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of Company common stock outstanding for the three and six months ended February 28, 2023 and 2022 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Common stock outstanding, beginning of period	20,313,755	20,168,796	20,260,070	20,141,521
Common stock repurchased during the period *	(408,685)	—	(408,685)	—
Common stock issued during the period	25,553	12,988	79,238	40,263
Common stock outstanding, end of period	19,930,623	20,181,784	19,930,623	20,181,784
*Common stock repurchased per the ASR Agreement, as discussed in further detail in this footnote, below.

Dividends

The Company’s Board of Directors declared cash dividends during the fiscal years 2023 and 2022. The details of dividends paid are in the following tables:

(in thousands, except dividend per share)	Fiscal Year 2023

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/31/2022	11/07/2022	20,299	$0.06	$1,218
1/30/2023	2/06/2023	19,924	$0.06	1,195
Total				$2,413

(in thousands, except dividend per share)	Fiscal Year 2022

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2021	11/01/2021	20,148	$0.06	$1,209
1/31/2022	2/07/2022	20,178	$0.06	1,211
4/25/2022	5/02/2022	20,207	$0.06	1,212
7/25/2022	8/01/2022	20,239	$0.06	1,214
Total				$4,846
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
On April 9, 2021, the Company's Board of Directors adopted, and on June 23, 2021, its shareholders approved, the Company's 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan, the "Plans"), under which a total of 1.3 million shares of common stock were initially reserved for issuance. On October 20, 2022, the Company’s Board of Directors approved, and on February 9, 2023, its shareholders approved, an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder from 1.3 million shares to 1.55 million shares of common stock of the Company. The 2021 Plan will terminate in 2031.
As of February 28, 2023, employees and directors held Qualified Incentive Stock Options ("ISOs") and Non-Qualified Stock Options ("NQSOs") to purchase an aggregate of 1.6 million shares of common stock at exercise prices ranging from $6.85 to $66.14 per share.

The following tables summarize information about stock options:

(in thousands, except per share and weighted-average amounts)
Transactions During The Six Months Ended February 28, 2023	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2022	1,245	$28.61	6.14 years
Granted	434	43.82
Exercised	(77)	14.94
Canceled/Forfeited	(26)	40.48
Outstanding, February 28, 2023	1,576	$33.27	6.85 years
Vested and Exercisable, February 28, 2023	766	$21.76	4.69 years
Vested and Expected to Vest, February 28, 2023	1,569	$33.23	6.84 years
The total grant-date fair value of nonvested stock options as of February 28, 2023, was $16.2 million and is amortizable over a weighted-average period of 3.66 years.
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
The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the current fiscal year 2023 and fiscal year 2022:

(in thousands, except prices)	Six Months Ended February 28, 2023	Fiscal Year 2022
Estimated fair value of awards granted	$9,457	$4,597
Unvested Forfeiture Rate	0.00%	1.04%
Weighted-average grant price	$43.82	$42.13
Weighted-average market price	$43.82	$42.13
Weighted-average volatility	46.26%	42.80%
Weighted-average risk-free rate	4.32%	1.74%
Weighted-average dividend yield	0.55%	0.58%
Weighted-average expected life	6.59 years	6.59 years

The exercise prices for the options outstanding at February 28, 2023, ranged from $6.85 to $66.14, and the information relating to these options is as follows:
(in thousands except prices)

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	259	2.27 years	$8.33	259	2.27 years	$8.33
$9.78	$18.76	174	3.99 years	$10.10	174	3.99 years	$10.10
$18.77	$33.40	214	6.15 years	$25.37	147	6.06 years	$24.62
$33.41	$47.63	646	9.15 years	$42.06	84	7.58 years	$37.92
$47.64	$66.14	283	8.07 years	$56.27	102	7.68 years	$58.55
		1,576	6.85 years	$33.27	766	4.69 years	$21.76
During the three and six months ended February 28, 2023, we issued 3,645 and 7,160 shares of stock valued at $0.1 million and $0.3 million, respectively, to our nonmanagement directors as compensation for board-related duties.
The balances of our par-value common stock and additional paid-in capital as of February 28, 2023, were $11 thousand and $137.8 million, respectively.
Share Repurchases
On January 11, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase an aggregate of $20 million of the Company’s outstanding common shares. The ASR Agreement was executed as part of the Company’s existing $50 million share repurchase program.

Pursuant to the terms of the ASR Agreement, the Company made an initial payment, using available cash balances, of $20 million to Morgan Stanley and received an initial delivery of 408,685 shares of Company common stock. These 408,685 shares were retired and are treated as authorized, unissued shares. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments. At final settlement, under certain circumstances, Morgan Stanley may be required to deliver to the Company additional shares of the Company’s common stock, or the Company may be required to deliver to Morgan Stanley additional shares of the Company’s common stock (or, at the Company’s election, to make a cash payment to Morgan Stanley). The final settlement is expected to be completed during the third quarter of fiscal 2023. The Company estimates that the final additional share delivery from Morgan Stanley to the Company pursuant to the ASR Agreement will be approximately 91,000 shares.

The ASR Agreement contains the principal terms and provisions governing the transaction, including, but not limited to, the mechanism used to determine the number of shares that will be delivered, the required timing of delivery of the shares, the circumstances under which Morgan Stanley is permitted to make adjustments to valuation and calculation periods and various acknowledgments, representations and warranties made by the Company and Morgan Stanley to one another.

NOTE 6 – CONCENTRATIONS AND UNCERTAINTIES
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, trade accounts receivable, and short-term investments. The Company holds cash and cash equivalents with balances that exceed FDIC insured limits. Cash maintained in excess of these limits is on deposit with a large, national bank. Accordingly, the Company does not have depository exposure to regional banks. In addition, the Company holds cash at a bank in France that is not FDIC-insured. Historically, the Company has not experienced any losses in such accounts, and management believes that the financial institutions at which its cash is held are stable; however, no assurances can be provided. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition.
Revenue concentration shows that international sales accounted for 31% and 33% of revenue for the six months ended February 28, 2023, and 2022, respectively. Our four largest customers in terms of revenue accounted for 6%, 5%, 3%, and 3% of revenue for the six months ended February 28, 2023. Our four largest customers in terms of revenue accounted for 11%, 5%, 4%, and 4% of revenue for the six months ended February 28, 2022.
Accounts receivable concentrations show that our six largest customers in terms of accounts receivable each comprised between 5% and 13% of accounts receivable as of February 28, 2023; our three largest customers in terms of accounts receivable comprised between 4% and 19% of accounts receivable as of February 28, 2022.
We operate in the biosimulation market, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.
NOTE 7 – SEGMENT REPORTING
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

The following tables summarize the results for each segment for the three months ended February 28, 2023, and 2022:

(in thousands)	Three Months Ended February 28, 2023
	Software	Services	Total
Revenues	$10,487	$5,263	$15,750
Cost of revenues	843	1,777	2,620
Gross profit	$9,644	$3,486	$13,130
Gross margin	92%	66%	83%
Our software business and services business represented 67% and 33% of total revenue, respectively, for the three months ended February 28, 2023.

(in thousands)	Three Months Ended February 28, 2022
	Software	Services	Total
Revenues	$9,758	$5,038	$14,796
Cost of revenues	780	2,050	2,830
Gross profit	$8,978	$2,988	$11,966
Gross margin	92%	59%	81%
Our software business and services business represented 66% and 34% of total revenue, respectively, for the three months ended February 28, 2022.
The following tables summarize the results for each segment for the six months ended February 28, 2023, and 2022:

(in thousands)	Six Months Ended February 28, 2023
	Software	Services	Total
Revenues	$16,561	$11,153	$27,714
Cost of revenues	1,728	3,563	5,291
Gross profit	$14,833	$7,590	$22,423
Gross margin	90%	68%	81%
Our software business and services business represented 60% and 40% of total revenue, respectively, for the six months ended February 28, 2023.

(in thousands)	Six Months Ended February 28, 2022
	Software	Services	Total
Revenues	$17,120	$10,093	$27,213
Cost of revenues	1,515	4,071	5,586
Gross profit	$15,605	$6,022	$21,627
Gross margin	91%	60%	79%
Our software business and services business represented 63% and 37% of total revenue, respectively, for the six months ended February 28, 2022.
NOTE 8 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee's gross salary. We contributed $0.2 million and $0.2 million for the three months ended February 28, 2023 and 2022, respectively, and $0.3 million and $0.3 million for the six months ended February 28, 2023, and 2022, respectively.
NOTE 9 - SUBSEQUENT EVENTS
Dividend Declared

On Wednesday, April 5, 2023, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend in the amount of approximately $1.2 million will be distributed on Monday, May 1, 2023, for shareholders of record as of Monday, April 24, 2023.
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
General
BUSINESS
OVERVIEW
Simulations Plus, Inc., incorporated in 1996, is a premier developer of drug discovery and development software for modeling and simulation, and for the prediction of molecular properties utilizing both artificial intelligence and machine-learning-based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical development analysis and for submissions to regulatory agencies. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and academic and regulatory agencies worldwide for use in the conduct of industry-based research. The Company is headquartered in Southern California, with offices in Buffalo, NY; Research Triangle Park, NC; and Paris, France. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.
We are a global leader, delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies and hospitals use our software programs and scientific consulting services to guide early drug discovery (molecule design screening and lead optimization), preclinical and clinical development programs, and the development of generic medicines after patent expiration, including using our software products and services to enhance their understanding of the properties of potential new therapies and to use emerging data to improve formulations, select and justify dosing regimens, support the generics industry, optimize clinical trial designs, and simulate outcomes in special populations, such as in elderly and pediatric patients.

Results of Operations
Comparison of Three Months Ended February 28, 2023 and 2022

(in thousands)	Three Months Ended February 28,
	2023	2022	$ Change	% Change
Revenue	$15,750	$14,796	$954	6%
Cost of revenue	2,620	2,830	(210)	(7)%
Gross profit	13,130	11,966	1,164	10%
Research and development	1,317	902	415	46%
Selling, general, and administrative	7,779	5,584	2,195	39%
Total operating expenses	9,096	6,486	2,610	40%
Income from operations	4,034	5,480	(1,446)	(26)%
Other income, net	1,034	53	981	1,851%
Income before income taxes	5,068	5,533	(465)	(8)%
Provision for income taxes	(894)	(1,124)	230	(20)%
Net income	$4,174	$4,409	$(235)	(5)%
Revenues
Revenues increased by $1.0 million, or 6%, to $15.8 million for the three months ended February 28, 2023, compared to $14.8 million for the three months ended February 28, 2022. This increase is primarily due to a $0.7 million, or 7%, increase in software-related revenue and $0.2 million, or 4%, increase in service-related revenue when compared to the three months ended February 28, 2022.
Cost of revenues
Cost of revenues remained relatively consistent with a slight decrease of $0.2 million, or 7%, for the three months ended February 28, 2023, compared to the three months ended February 28, 2022. The decrease is primarily due to a $0.3 million, or 13%, decrease in service-related cost of revenue, offset by an increase of $0.1 million, or 8%, in software-related cost of revenue when compared to the three months ended February 28, 2022.
Gross profit
Gross profit increased by $1.2 million, or 10%, to $13.1 million for the three months ended February 28, 2023, compared to $12.0 million for the three months ended February 28, 2022. The increase in gross profit is due to an increase in gross profit for our software business of $0.7 million, or 7%, and an increase in gross profit for our services business of $0.5 million, or 17%.
Overall gross margin percentage was 83% and 81% for the three months ended February 28, 2023, and 2022, respectively.

Research and development
We incurred $2.1 million of research and development costs during the three months ended February 28, 2023. Of this amount, $0.8 million was capitalized as a part of capitalized software development costs and $1.3 million was expensed. We incurred $1.6 million of research and development costs during the three months ended February 28, 2022. Of this amount, $0.7 million was capitalized and $0.9 million was expensed. The overall increase in research and development costs is primarily due to the development of the newest version of our MonolixSuite product, version 2023R1, which was released on February 28, 2023, as well as an increase in personnel costs from market compensation adjustments following the Company's engagement during fiscal year 2022 of an external consulting firm, Arthur J. Gallagher & Co., to complete a full market study on the compensation payable to our employees compared to those of our peers. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for all our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent.
Selling, general, and administrative expenses
Selling, general, and administrative ("SG&A") expenses increased by $2.2 million, or 39%, to $7.8 million for the three months ended February 28, 2023, compared to $5.6 million for the three months ended February 28, 2022. This increase was primarily due to a $1.7 million increase in employee and labor-related expenses from a 14% headcount increase to meet the robust and growing demand for our services as well as market compensation adjustments following the Company's engagement during fiscal year 2022 of an external consulting firm, Arthur J. Gallagher & Co., to complete a full market study on the compensation payable to our employees compared to those of our peers. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for all our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent. The $1.9 million increase in personnel costs includes an increase in stock compensation expense of $0.5 million, an increase in accrued bonuses of $0.6 million, and an increase in base salaries of $0.3 million.
As a percent of revenues, SG&A expense was 49% for the three months ended February 28, 2023, compared to 38% for the three months ended February 28, 2022.
Other income
Total other income was $1.0 million for the three months ended February 28, 2023, compared to total other income of $0.1 million for the three months ended February 28, 2022. The increase is primarily due to an increase in interest income of $0.9 million driven by an increase in interest rates.
Provision for income taxes
The provision for income taxes was $0.9 million for the three months ended February 28, 2023, compared to $1.1 million for the three months ended February 28, 2022. Our effective tax rate decreased to 18% for the three months ended February 28, 2023, from 20% for the three months ended February 28, 2022.

Comparison of Six Months Ended February 28, 2023 and 2022

(in thousands)	Six Months Ended February 28,
	2023	2022	$ Change	% Change
Revenue	$27,714	$27,213	$501	2%
Cost of revenue	5,291	5,586	(295)	(5)%
Gross profit	22,423	21,627	796	4%
Research and development	2,483	1,784	699	39%
Selling, general, and administrative	15,028	10,572	4,456	42%
Total operating expenses	17,511	12,356	5,155	42%
Income from operations	4,912	9,271	(4,359)	(47)%
Other income, net	1,774	118	1,656	1,403%
Income before income taxes	6,686	9,389	(2,703)	(29)%
Provision for income taxes	(1,267)	(1,954)	687	(35)%
Net income	$5,419	$7,435	$(2,016)	(27)%
Revenues
Revenues increased by $0.5 million, or 2%, to $27.7 million for the six months ended February 28, 2023, compared to $27.2 million for the six months ended February 28, 2022. This increase is primarily due to an increase of $1.1 million, or 11%, in service-related revenue, partially offset by a $0.6 million, or 3%, decrease in software-related revenue, driven by timing of the software license renewals and foreign currency exchange rate fluctuations when comparing the six months ended February 28, 2023, and 2022.
Cost of revenues
Cost of revenues remained relatively consistent with a slight decrease of $0.3 million, or 5%, for the six months ended February 28, 2023, compared to the six months ended February 28, 2022. The decrease is primarily due to a $0.5 million, or 12%, decrease in service-related cost of revenue, offset by an increase of $0.2 million, or 14%, in software-related cost of revenue when compared to the six months ended February 28, 2022.
Gross profit
Gross profit increased by $0.8 million, or 4%, to $22.4 million for the six months ended February 28, 2023, compared to $21.6 million, for the six months ended February 28, 2022. The increase in gross profit is due to an increase in gross profit for our services business of $1.6 million, or 26%, partially offset by a decrease in gross profit for our software business of $0.8 million, or 5%.
Overall gross margin percentage was 81% and 79% for the six months ended February 28, 2023, and 2022, respectively.
Research and development
We incurred $4.2 million of research and development costs during the six months ended February 28, 2023. Of this amount, $1.7 million was capitalized as a part of capitalized software development costs and $2.5 million was expensed. We incurred $3.3 million of research and development costs during the six months ended February 28, 2022. Of this amount, $1.5 million was capitalized and $1.8 million was expensed. The overall increase in research and development costs is primarily due to the development of the newest version of our MonolixSuite product, version 2023R1, which was released on February 28, 2023 as well as an increase in personnel costs from market compensation adjustments following the Company's engagement during fiscal year 2022 of an external consulting firm, Arthur J. Gallagher & Co., to complete a full market study on the compensation payable to our employees compared to those of our peers. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for all our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent.

Selling, general, and administrative expenses
Selling, general, and administrative (“SG&A”) expenses increased by $4.5 million, or 42%, to $15.0 million for the six months ended February 28, 2023, compared to $10.6 million for the six months ended February 28, 2022. This increase was primarily due to a $3.2 million increase in employee and labor related expenses from a 14% headcount increase to meet the robust and growing demand for our services as well as market compensation adjustments following the Company's engagement during fiscal year 2022 of an external consulting firm, Arthur J. Gallagher & Co., to complete a full market study on the compensation payable to our employees compared to those of our peers. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for all our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent. The $3.2 million increase in personnel costs includes an increase in accrued bonuses of $1.0 million, an increase in stock compensation of $0.9 million, and an increase in base salaries of $1.0 million.
Additionally, the overall increase in SG&A is due to an increase in merger and acquisition costs of $0.4 million, an increase in commissions to distributors of $0.1 million, and an increase in travel costs of $0.2 million.
As a percent of revenues, SG&A expense was 54% for the six months ended February 28, 2023, compared to 39% for the six months ended February 28, 2022.
Other income
Total other income was $1.8 million for the six months ended February 28, 2023, compared to total other income of $0.1 million for the six months ended February 28, 2022. The increase is primarily due to an increase in interest income of $1.6 million driven by an increase in interest rates.
Provision for income taxes
The provision for income taxes was $1.3 million for the six months ended February 28, 2023, compared to $2.0 million for the six months ended February 28, 2022. Our effective tax rate decreased to 19% for the six months ended February 28, 2023, from 21% for the six months ended February 28, 2022.
Results of Operations by Business Unit
Comparison of Three Months Ended February 28, 2023 and 2022
Revenues

(in thousands)	Three Months Ended February 28,
	2023	2022	Change ($)	Change (%)
Software	$10,487	$9,758	$729	7%
Services	5,263	5,038	225	4%
Total	$15,750	$14,796	$954	6%
Cost of Revenues

(in thousands)	Three Months Ended February 28,
	2023	2022	Change ($)	Change (%)
Software	$843	$780	$63	8%
Services	1,777	2,050	(273)	(13)%
Total	$2,620	$2,830	$(210)	(7)%

Gross Profit

(in thousands)	Three Months Ended February 28,
	2023	2022	Change ($)	Change (%)
Software	$9,644	$8,978	$666	7%
Services	3,486	2,988	498	17%
Total	$13,130	$11,966	$1,164	10%
Software Business
For the three months ended February 28, 2023, the revenue increase of $0.7 million, or 7%, compared to the three months ended February 28, 2022, was primarily due to higher revenues from GastroPlus® of $0.9 million, partially offset by lower revenues from MonolixSuite of $0.2 million. Cost of revenues remained relatively consistent, with a slight increase of $0.1 million, or 8%, during the same periods, and gross profit increased by $0.7 million, or 7%, primarily due to the increase in revenues.
Services Business
For the three months ended February 28, 2023, the revenue increase of $0.2 million, or 4%, compared to the three months ended February 28, 2022, was primarily due to higher revenues from pharmacokinetic and pharmacodynamic (“PKPD”) services of $0.4 million and higher revenues from physiologically based pharmacokinetics (“PBPK”) services of $0.3 million, partially offset by a decrease in revenues from quantitative systems pharmacology/quantitative systems toxicology (“QSP/QST”) services of $0.5 million. Cost of revenues decreased by $0.3 million, or 13%. Gross profit increased by $0.5 million, or 17%, for the same periods.
Comparison of Six Months Ended February 28, 2023 and 2022
Revenues

(in thousands)	Six Months Ended February 28,
	2023	2022	Change ($)	Change (%)
Software	$16,561	$17,120	$(559)	(3)%
Services	11,153	10,093	1,060	11%
Total	$27,714	$27,213	$501	2%
Cost of Revenues

(in thousands)	Six Months Ended February 28,
	2023	2022	Change ($)	Change (%)
Software	$1,728	$1,515	$213	14%
Services	3,563	4,071	(508)	(12)%
Total	$5,291	$5,586	$(295)	(5)%
Gross Profit

(in thousands)	Six Months Ended February 28,
	2023	2022	Change ($)	Change (%)
Software	$14,833	$15,605	$(772)	(5)%
Services	7,590	6,022	1,568	26%
Total	$22,423	$21,627	$796	4%

Software Business
For the six months ended February 28, 2023, the revenue decrease of $0.6 million, or 3%, compared to the six months ended February 28, 2022, was primarily due to lower revenues from Absorption, Distribution, Metabolism, Excretion, and Toxicity Predictor (“ADMET Predictor®”) of $0.4 million and from MonolixSuite of $0.2 million. Cost of revenues increased by $0.2 million, or 14%, during the same periods, and gross profit decreased by $0.8 million, or 5%, primarily due to the decrease in revenues.
Services Business
For the six months ended February 28, 2023, the revenue increase of $1.1 million, or 11%, compared to the six months ended February 28, 2022, was primarily due to higher revenues from PKPD services of $1.0 million and an increase in revenues from PBPK services of $0.9 million, partially offset by a decrease in revenues from QSP/QST services of $0.9 million. Cost of revenues decreased by $0.5 million, or 12%. Gross profit increased by $1.6 million, or 26%, for the same periods.

Liquidity and Capital Resources
As of February 28, 2023, the Company had $39.3 million in cash and cash equivalents, $76.1 million in short-term investments, and working capital of $125.5 million. Our principal sources of capital have been a follow-on public offering in August 2020 for $107.7 million and cash flows from our operations. We have achieved continuous positive operating cash flow over the last thirteen fiscal years.
On December 29, 2022, our Board of Directors authorized and approved a share repurchase program for up to $50 million of the outstanding shares of our common stock, including the repurchase of up to $20 million of our outstanding shares through an accelerated share repurchase transaction. Under the repurchase program, shares may be repurchased at our discretion based on ongoing assessment of the capital needs of our business, the market price of shares of our common stock, and general market conditions. Repurchases may be made under certain SEC regulations, which would permit common shares to be repurchased when we would otherwise be prohibited from doing so under insider trading laws. There is no time limit in place for the completion of our share repurchase program, and the program may be suspended or discontinued at any time. Except as required by the ASR Agreement (as defined below), we are not obligated to repurchase any shares under the repurchase program. We funded share repurchases, if any, through cash on hand and cash generated from operations.
On January 11, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase an aggregate of $20 million of the Company’s outstanding common shares. The ASR Agreement was executed as part of the Company’s existing $50 million share repurchase program.

Pursuant to the terms of the ASR Agreement, the Company made an initial payment, using available cash balances, of $20 million to Morgan Stanley and received an initial delivery of 408,685 shares of Company common stock. These 408,685 shares were retired and are treated as authorized, unissued shares. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments. At final settlement, under certain circumstances, Morgan Stanley may be required to deliver to the Company additional shares of the Company’s common stock, or the Company may be required to deliver to Morgan Stanley additional shares of the Company’s common stock (or, at the Company’s election, to make a cash payment to Morgan Stanley). The final settlement is expected to be completed during the third quarter of fiscal 2023. The Company estimates that the final additional share delivery from Morgan Stanley to the Company pursuant to the ASR Agreement will be approximately 91,000 shares.

The ASR Agreement contains the principal terms and provisions governing the transaction, including, but not limited to, the mechanism used to determine the number of shares that will be delivered, the required timing of delivery of the shares, the circumstances under which Morgan Stanley is permitted to make adjustments to valuation and calculation periods, and various acknowledgments, representations, and warranties made by the Company and Morgan Stanley to one another.

We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future, including to complete our share repurchase program, if we so choose. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may have to sell additional equity or debt securities. In the event that additional financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us.

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

Cash Flows
Operating Activities
Net cash provided by operating activities was $10.2 million for the six months ended February 28, 2023. Our operating cash flows resulted in part from our net income of $5.4 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, $0.6 million related to changes in balances of operating assets and liabilities was added to net income and $4.2 million related to non-cash charges was added to net income to reconcile to cash flow from operations.
Net cash provided by operating activities was $6.2 million for the six months ended February 28, 2022. Our operating cash flows resulted primarily from our net income of $7.4 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, $6.1 million related to changes in balances of operating assets and liabilities was subtracted from net income and $4.9 million related to non-cash charges was added to net income to reconcile to cash flow from operations.
Investing Activities
Net cash used in investing activities during the six months ended February 28, 2023, was $1.1 million, primarily due to the purchase of short-term investments of $47.2 million and computer software development costs of $1.7 million, offset by proceeds from maturities of short-term investments of $48.2 million.
Net cash provided by investing activities during the six months ended February 28, 2022, was $19.1 million, primarily due to the proceeds from maturities of short-term investments of $46.8 million, offset by purchase of short-term investments of $25.5 million and computer software development costs of $1.5 million.
Financing Activities
Net cash used in financing activities during the six months ended February 28, 2023, was $21.5 million, primarily due to share repurchases of $20.0 million and dividend payments totaling $2.4 million, partially offset by proceeds from the exercise of stock options totaling $1.0 million.
Net cash used in financing activities during the six months ended February 28, 2022, was $1.9 million, primarily due to dividend payments totaling $2.4 million, partially offset by proceeds from the exercise of stock options totaling $0.5 million.
Working Capital
At February 28, 2023, we had working capital of $125.5 million, a ratio of current assets to current liabilities of 21.9 and a ratio of debt to equity of 0.1. At August 31, 2022, we had working capital of $139.1 million, a ratio of current assets to current liabilities of 19.0 and a ratio of debt to equity of 0.1.

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
The world has been affected by the ongoing conflict between Russia and Ukraine and economic uncertainty, amongst other things. Inflation has risen, Federal Reserve interest rates have increased recently, and the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.
Additionally, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the FDIC, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. Although we do not hold our cash in regional banks, if the banks and financial institutions at which we hold our cash enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.
Historically, we have paid cash dividends of $0.06 per share to holders of shares of our common stock on a quarterly basis. The declaration of any future dividends will be determined by our Board of Directors each quarter and will depend on earnings, financial condition, capital requirements, and other factors.
Our continued quest for acquisitions could result in a significant change to revenues and earnings if one or more such acquisitions are completed.
The potential for growth in new markets (e.g., healthcare) is uncertain. We will continue to explore these opportunities until such time as we either generate revenues in these new markets or determine that resources would be more efficiently used elsewhere.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of February 28, 2023, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of February 28, 2023 that our disclosure controls and procedures were effective.
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
Pursuant to the new share repurchase program authorized by our Board of Directors on December 29, 2022, we are authorized to repurchase up to $50 million of outstanding shares of our common stock from time to time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions, and/or other transactions, in accordance with federal securities laws. Such program may be suspended or discontinued at any time. Except for the $20 million of shares we are obligated to repurchase pursuant to the ASR Agreement we entered into on January 11, 2023, we are not obligated to repurchase any shares, and the timing, manner, price, and actual amount of share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. As of February 28, 2023, we had repurchased an aggregate of 408,685 common shares pursuant to the ASR Agreement, and we currently expect that the final additional share delivery from Morgan Stanley to us pursuant to the ASR Agreement will be approximately 91,000 shares. The timing of additional repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase any additional shares, and there can be no assurance that any share repurchases will enhance shareholder value because the stock price of our common stock may decline below the levels at which we effected repurchases.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank or Signature Bank, or any other regional banks, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
During the quarter ended February 28, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
As discussed elsewhere in this Quarterly Report on Form 10-Q, on December 29, 2022, our Board of Directors authorized and approved a share repurchase program for up to $50 million of the outstanding shares of our common stock, and on January 11, 2023, we entered into the ASR Agreement with Morgan Stanley to repurchase an aggregate of $20 million of our outstanding common shares as part of the share repurchase program. The program has no expiration date but may be terminated at any time at our Board of Directors’ discretion.
In January 2023, we received an initial delivery of an aggregate of 408,685 shares of our common stock from Morgan Stanley pursuant to the ASR Agreement, in exchange for which we made an initial payment of $20 million to Morgan Stanley. These 408,685 shares were retired and are treated as authorized, unissued shares. The final number of shares to be repurchased pursuant to the ASR Agreement will be based on the volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments. At final settlement, under certain circumstances, Morgan Stanley may be required to deliver to us additional shares of our common stock, or we may be required to deliver to Morgan Stanley additional shares of our common stock (or, at our election, to make a cash payment to Morgan Stanley). The final settlement is expected to be completed during the third quarter of fiscal 2023. We currently estimate that the final additional share delivery from Morgan Stanley to us pursuant to the ASR Agreement will be approximately 91,000 shares.
After completion of the repurchases under the ASR Agreement, $30 million will remain available for additional repurchases under the authorized repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
12/01/2022 - 12/31/2022	—	$—	—	$—
01/01/2023 - 01/31/2023	408,685	(1)	408,685	$30,000,000
02/01/2023 - 02/28/2023	—	$—	—	$—
Total	408,685	(1)	408,685	$30,000,000
(1) On January 11, 2023, we entered into the ASR Agreement with Morgan Stanley to repurchase an aggregate of $20 million of our outstanding common shares and received an initial delivery of an aggregate of 408,685 shares of our common stock. The final number of shares to be repurchased pursuant to the ASR Agreement will be based on the volume-weighted average price of the Company's common stock during the term of the ASR Agreement, less a discount and subject to adjustments. The final settlement is expected to be completed during the third quarter of fiscal 2023, and we currently estimate that the final additional share delivery from Morgan Stanley to us pursuant to the ASR Agreement will be approximately 91,000 shares. Assuming 91,000 shares are ultimately delivered at settlement, our average price paid per share would be approximately $40.03; this is just an estimate that remains subject to change, and the total number of shares to be delivered in the final delivery will be determined as of the date of the final settlement.
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
10.1^
Confirmation for Fixed Dollar Accelerated Share Repurchase Transaction, dated as of January 11, 2023, by and between Simulations Plus, Inc. and Morgan Stanley & Co. LLC, incorporated by reference to an exhibit to the Company’s Form 8-K, filed January 11, 2023.

10.2	First Amendment to 2021 Equity Incentive Plan, of Simulations Plus, Inc., dated February 9, 2023, incorporated by reference to an exhibit to the Company’s Form 8-K, filed February 9, 2023.
10.3*	Fourth Amendment to Lease by and between the Company and Crest Development LLC, dated as of February 17, 2023.
31.1 *	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.
***	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 7, 2023

SIMULATIONS PLUS, INC.

Date:	April 7, 2023	By:	/s/ Will Frederick
Will Fredrick Chief Financial Officer (Principal financial officer)