Form 10-Q
period 2023-05-31
Simulations Plus, Inc.
filed 2023-07-07
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2023

OR

☐	Transmission Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 30, 2023, was 19,926,819.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended May 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
(in thousands, except share and per share amounts)	May 31, 2023	August 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$55,131	$51,567
Accounts receivable, net of allowance for doubtful accounts of $49 and $12	10,214	13,787
Prepaid income taxes	—	1,391
Prepaid expenses and other current assets	4,730	3,377
Short-term investments	67,234	76,668
Total current assets	137,309	146,790
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $16,857 and $15,672	11,000	9,563
Property and equipment, net	701	632
Operating lease right-of-use assets	982	1,420
Intellectual property, net of accumulated amortization of $8,903 and $7,928	8,007	9,057
Other intangible assets, net of accumulated amortization of $1,943 and $2,662	7,698	7,560
Goodwill	12,921	12,921
Other assets	516	439
Total assets	$179,134	$188,382
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$357	$225
Accrued compensation	3,818	3,254
Accrued expenses	552	931
Income taxes payable	793	—
Operating lease liability - current portion	330	461
Deferred revenue	3,172	2,864
Total current liabilities	9,022	7,735
Long-term liabilities
Deferred income taxes, net	110	1,456
Operating lease liability	612	943
Total liabilities	9,744	10,134
Commitments and contingencies	—	—
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized; 19,926,819 and 20,260,070 shares issued and outstanding	143,666	138,512
Retained earnings	25,858	40,044
Accumulated other comprehensive loss	(134)	(308)
Total shareholders' equity	169,390	178,248
Total liabilities and shareholders' equity	$179,134	$188,382
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three and nine months ended May 31, 2023 and 2022
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per common share amounts)	2023	2022	2023	2022
Revenues
Software	$10,632	$9,647	$27,193	$26,767
Services	5,602	5,312	16,755	15,405
Total revenues	16,234	14,959	43,948	42,172
Cost of revenues
Software	908	730	2,636	2,245
Services	2,053	1,829	5,616	5,900
Total cost of revenues	2,961	2,559	8,252	8,145
Gross profit	13,273	12,400	35,696	34,027
Operating expenses
Research and development	945	655	3,428	2,439
Selling, general, and administrative	8,231	6,799	23,259	17,371
Total operating expenses	9,176	7,454	26,687	19,810

Income from operations	4,097	4,946	9,009	14,217

Other income (expense), net	843	(112)	2,617	6

Income before income taxes	4,940	4,834	11,626	14,223
Provision for income taxes	(932)	(747)	(2,199)	(2,701)
Net income	$4,008	$4,087	$9,427	$11,522

Earnings per share
Basic	$0.20	$0.20	$0.47	$0.57
Diluted	$0.20	$0.20	$0.46	$0.56

Weighted-average common shares outstanding
Basic	19,972	20,212	20,123	20,180
Diluted	20,355	20,768	20,512	20,731

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	144	24	174	(251)
Comprehensive income	$4,152	$4,111	$9,601	$11,271
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three and nine months ended May 31, 2023 and 2022
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per common share amounts)	2023	2022	2023	2022
Common stock and additional paid in capital
Balance, beginning of period	$137,821	$135,472	$138,512	$133,418
Exercise of stock options	572	152	1,535	693
Stock-based compensation	1,123	679	3,169	2,016
Shares issued to Directors for services	150	87	450	263
Shares issued - Lixoft	—	1,166	—	1,166
Repurchase and retirement of common shares	4,000	—	—	—
Balance, end of period	143,666	137,556	143,666	137,556

Retained earnings
Balance, beginning of period	27,050	37,422	40,044	32,407
Declaration of dividends	(1,200)	(1,212)	(3,613)	(3,632)
Repurchase and retirement of common shares	(4,000)	—	(20,000)	—
Net income	4,008	4,087	9,427	11,522
Balance, end of period	25,858	40,297	25,858	40,297

Accumulated other comprehensive (loss) income
Balance, beginning of period	(278)	(318)	(308)	(43)
Other comprehensive income (loss)	144	24	174	(251)
Balance, end of period	(134)	(294)	(134)	(294)
Total shareholders’ equity	$169,390	$177,559	$169,390	$177,559
Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$9,427	$11,522
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,803	2,724
Change in value of contingent consideration	—	283
Amortization of investment (discounts) premiums	(738)	1,493
Stock-based compensation	3,548	2,279
Deferred income taxes	(1,346)	(46)
Currency translation adjustments	174	(251)
(Increase) decrease in
Accounts receivable	3,573	(8,736)
Prepaid income taxes	1,391	690
Prepaid expenses and other assets	(1,430)	1,208
Increase (decrease) in
Accounts payable	132	32
Other liabilities	161	(2,657)
Accrued income taxes	793	—
Deferred revenue	308	1,432
Net cash provided by operating activities	18,796	9,973

Cash flows from investing activities
Purchases of property and equipment	(257)	(740)
Purchase of short-term investments	(71,835)	(70,924)
Proceeds from maturities of short-term investments	82,007	75,932
Purchased intangibles	(519)	—
Capitalized computer software development costs	(2,550)	(2,266)
Net cash provided by investing activities	6,846	2,002

Cash flows from financing activities
Payment of dividends	(3,613)	(3,632)
Payments on contracts payable	—	(3,667)
Proceeds from the exercise of stock options	1,535	693
Repurchase and retirement of common shares	(20,000)	—
Net cash used in financing activities	(22,078)	(6,606)

Net increase in cash and cash equivalents	3,564	5,369
Cash and cash equivalents, beginning of year	$51,567	$36,984
Cash and cash equivalents, end of period	$55,131	$42,353

Supplemental disclosures of cash flow information
Income taxes paid	$1,559	$2,001

Non-Cash Investing and Financing Activities
Right of use assets capitalized	$—	$624
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – GENERAL
This Quarterly Report on Form 10-Q for the quarter ended May 31, 2023, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on October 28, 2022. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Simulations Plus, Inc., the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.
Organization

Simulations Plus, Inc. (“Simulations Plus”) was incorporated on July 17, 1996. In September 2014, Simulations Plus acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”) and Cognigen became a wholly owned subsidiary of Simulations Plus, Inc. In June 2017, Simulations Plus acquired DILIsym Services, Inc. (“DILIsym”) as a wholly owned subsidiary. In April 2020, Simulations Plus acquired Lixoft, a French société par actions simplifiée (“Lixoft”), as a wholly owned subsidiary pursuant to a stock purchase and contribution agreement. (Simulations Plus together with its subsidiaries, collectively, the “Company,” “we,” “us,” “our”).

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

On December 20, 2022, Simulations Plus International, Inc. (“SLPI”), a Delaware corporation, was created as a wholly owned subsidiary of Simulations Plus in order to facilitate future international acquisitions, if any, and global integrations. In furtherance of this objective, the Company added the trade name “SLP France” to Lixoft, and on April 25, 2023, Simulations Plus transferred its ownership of Lixoft to SLPI pursuant to a contribution and acceptance agreement, resulting in Lixoft becoming a wholly owned subsidiary of SLPI. The transfer did not impact the rights of the Company’s stockholders.
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
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Simulations Plus and its wholly owned operating subsidiary, Lixoft. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Consulting Contracts:
Consulting services provided to our customers are generally recognized over time as the contracts are performed and the services are rendered. The Company measures its consulting revenue based on time expended compared to total estimated hours to complete a project. The Company believes the method chosen for its contract revenue best depicts the transfer of benefits to the customer under the contracts.	Payment terms vary, depending on the size of the contract, credit history and history with the client, and deliverables within the contract.

Consortium Member Based Services:
The performance obligation is recognized on a time-elapsed basis, by month for which the services are provided, as the Company transfers control evenly over the contractual period.	Payment is due at the beginning of the period, generally on a net-30 or -60 basis.
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of May 31, 2023, remaining performance obligations were $11.2 million. Ninety-three percent of the remaining performance obligations are expected to be recognized over the next 12 months, with the remainder expected to be recognized thereafter. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations and changes in the scope of contracts.

Disaggregation of Revenues

The components of disaggregation of revenue for the three and nine months ended May 31, 2023, and 2022 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2023	2022	2023	2022
Software licenses
Point in time	$10,348	$9,380	$26,341	$25,980
Over time	284	267	852	787
Services
Over time	5,602	5,312	16,755	15,405
Total revenue	$16,234	$14,959	$43,948	$42,172
In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three and nine months ended May 31, 2023, and 2022 were as follows:

(in thousands)	Three Months Ended May 31,
	2023		2022
	$	% of total	$	% of total
Americas	$10,774	66%	$11,163	75%
EMEA	3,358	21%	1,925	13%
Asia Pacific	2,102	13%	1,871	12%
Total	$16,234	100%	$14,959	100%

(in thousands)	Nine Months Ended May 31,
	2023		2022
	$	% of total	$	% of total
Americas	$29,863	68%	$29,318	70%
EMEA	9,106	21%	8,656	21%
Asia Pacific	4,979	11%	4,198	9%
Total	$43,948	100%	$42,172	100%
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
Contract asset balances as of May 31, 2023, and August 31, 2022, were $3.3 million and $1.7 million, respectively.
During the three and nine months ended May 31, 2023, the Company recognized $0.2 million and $2.5 million, respectively, of revenue that was included in contract liabilities as of August 31, 2022, and during the three and nine months ended May 31, 2022, the Company recognized $0.1 million and $0.6 million, respectively, of revenue that was included in contract liabilities as of August 31, 2021.

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
The activity in the allowance for credit losses related to our trade receivables is summarized as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Balance, beginning of period	$12	$12	$12	$78
Provision for expected credit losses	75	—	75	(66)
Write-offs	(38)	—	(38)	—
Balance, end of period	$49	$12	$49	$12
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

Available-for-Sale—Debt securities not classified as either securities held-to-maturity or trading securities are reported at fair value. For available-for-sale debt securities in an unrealized-loss position, we evaluate as of the balance sheet date whether the unrealized losses are attributable to a credit loss or other factors. The portion of unrealized losses related to a credit loss is recognized in earnings, and the portion of unrealized loss not related to a credit loss is recognized in other comprehensive income (loss).

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. During the quarter ended May 31, 2023, all of our investments were classified as held-to-maturity.
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
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $0.4 million and $0.3 million for the three months ended May 31, 2023, and 2022, respectively, and $1.2 million and $0.9 million for the nine months ended May 31, 2023, and 2022, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
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
Supplemental balance sheet information related to operating leases was as follows as of May 31, 2023:

(in thousands)
Right of use assets	$982
Lease liabilities, current	$330
Lease liabilities, long-term	$612
Operating lease costs	$348
Weighted-average remaining lease term	3.83 years
Weighted-average discount rate	4.71%
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
Goodwill and intangible assets are tested for impairment at the reporting unit level, which is either one level below or the same level as an operating segment. During the three and nine months ended May 31, 2023, and 2022, there were no changes to our reporting units, and we did not recognize any impairment charges or additions to goodwill.
The following table summarizes other intangible assets as of May 31, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$2,910	$—	$2,910
Covenants not to compete	Straight line 3 years	60	60	—
Other internal use software	Straight line 3 to 5 years	109	6	103
Customer relationships	Straight line 8 to 14 years	4,450	1,706	2,744
ERP	Straight line 15 years	2,112	171	1,941
		$9,641	$1,943	$7,698

The following table summarizes other intangible assets as of August 31, 2022:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$2,910	$—	$2,910
Covenants not to compete	Straight line 3 years	60	48	12
Customer relationships	Straight line 8 to 14 years	5,550	2,534	3,016
ERP	Straight line 15 years	1,702	80	1,622
		$10,222	$2,662	$7,560
Total amortization expense for the three months ended May 31, 2023, and 2022 was $0.1 million and $0.2 million, respectively, and amortization expense for the nine months ended May 31, 2023, and 2022 was $0.4 million and $0.4 million, respectively.
Estimated future amortization of finite-lived intangible assets for the next five years is as follows:

(in thousands)
Year Ending August 31,	Amount
Remainder of 2023	$138
2024	$513
2025	$513
2026	$513
2027	$466
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

We invest a portion of our excess cash balances in short-term debt securities. Investments at May 31, 2023, consisted of corporate bonds and term deposits with maturities remaining of less than 12 months. Under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. We account for our investments in accordance with ASC 320, Investments – Debt and Equity Securities. As of May 31, 2023, all investments were classified as held-to-maturity securities, as we have the positive intent and ability to hold these securities until maturity. We believe unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality, and, accordingly, we have not recorded an allowance for credit losses on our debt securities as of May 31, 2023, and August 31, 2022.

The following tables summarize our short-term investments as of May 31, 2023, and August 31, 2022:

	May 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$64,234	$—	$(150)	$64,084
Term deposits (due within one year)	3,000	—	—	3,000
Total	$67,234	$—	$(150)	$67,084

	August 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$72,168	$—	$(839)	$71,329
Term deposits (due within one year)	4,500	—	—	4,500
Total	$76,668	$—	$(839)	$75,829
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
Intellectual property
The following table summarizes intellectual property as of May 31, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	5,425	575
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,901	949
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	25	25
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,552	6,458
		$16,910	$8,903	$8,007

The following table summarizes intellectual property as of August 31, 2022:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$75	$—
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	4,975	1,025
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,662	1,188
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	20	30
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,196	6,814
		$16,985	$7,928	$9,057
Total amortization expense for intellectual property agreements for the three months ended May 31, 2023 and 2022 was $0.4 million and $0.4 million, respectively, and amortization expense for intellectual property agreements for the nine months ended May 31, 2023 and 2022 was $1.1 million and $1.1 million, respectively.
Estimated future amortization of intellectual property for the next five years is as follows:

(in thousands)
Year Ending August 31,	Amount
Remainder of 2023	$343
2024	$1,218
2025	$793
2026	$717
2027	$477
Earnings per Share
We report earnings per share in accordance with ASC 260. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2023, and 2022 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2023	2022	2023	2022
Numerator
Net income attributable to common shareholders	$4,008	$4,087	$9,427	$11,522

Denominator
Weighted-average number of common shares outstanding during the year	19,972	20,212	20,123	20,180
Dilutive effect of stock options	383	556	389	551
Common stock and common stock equivalents used for diluted earnings per share	20,355	20,768	20,512	20,731
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation expense related to stock options, not including shares issued to directors for services, was $1.1 million and $0.7 million for the three months ended May 31, 2023, and 2022, respectively, and $3.2 million and $2.0 million for the nine months ended May 31, 2023, and 2022, respectively.

Impairment of Long-lived Assets
We account for the impairment and disposition of long-lived assets in accordance with ASC 360. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the three and nine months ended May 31, 2023, and 2022.
Recently Issued Accounting Standards
None.
NOTE 3 – OTHER INCOME (EXPENSE), NET
The components of other income (expense), net for the three and nine months ended May 31, 2023, and 2022, were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2023	2022	2023	2022
Interest income	$1,120	$139	$2,876	$278
Change in valuation of contingent consideration	—	(40)	—	(283)
Gain on sale of assets	—	—	—	1
(Loss) gain on currency exchange	(277)	(211)	(259)	10
Total other income (expense), net	$843	$(112)	$2,617	$6
NOTE 4 – COMMITMENTS AND CONTINGENCIES
Leases
On May 25, 2023, we entered into an amendment, effective October 1, 2023, to the lease agreement for our office space in Durham, North Carolina. Prior to entering into the amendment, this lease was scheduled to terminate pursuant to its terms effective on September 30, 2023. The amendment extends the lease through September 30, 2026, and effective October 1, 2023, reduces the leased square footage from 3,386 to approximately 1,510, and reduces the monthly base rent from $8 thousand per month to $4 thousand per month with an annual increase of 3%. The amended lease agreement gives the Company the right to extend the lease for 60 months, upon 9 months prior notice.
On February 17, 2023, we entered into an amendment, effective May 1, 2023, to the lease agreement for our office space in Lancaster, California, where our corporate headquarters are located. Prior to entering into the amendment, this lease was scheduled to terminate pursuant to its terms effective on January 31, 2026. The amendment extends the lease term through April 30, 2028, reduces the leased square footage from 9,255 to approximately 4,200, and reduces the monthly base rent from $18 thousand per month to $8 thousand per month with an annual increase of 3%. The amended lease agreement gives the Company the right, upon 180 days’ prior notice, to opt out of all or part of the last three years of the lease term with no penalty.
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

Rent expense, including common area maintenance fees for the three months ended May 31, 2023, and 2022, was $0.1 million and $0.1 million, respectively, and was $0.4 million and $0.4 million for the nine months ended May 31, 2023, and 2022, respectively.
Lease liability maturities as of May 31, 2023, were as follows:

(in thousands)	Year Ending August 31,	Amount
Remainder of 2023		$95
2024		321
2025		262
2026		246
2027		111
2028		51
Total undiscounted liabilities		1,086
Less: imputed interest		(144)
Total operating lease liabilities (including current portion)		$942
Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its executive officers that may require compensation payments upon termination.
Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal years 2019 through 2022 are open for audit, and our state tax returns for fiscal years 2018 through 2022 remain open for audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.
Litigation

We are not a party to any legal proceedings and are not aware of any pending or threatened legal proceedings of any kind.
NOTE 5 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of Company common stock outstanding for the three and nine months ended May 31, 2023 and 2022 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Common stock outstanding, beginning of period	19,930,623	20,181,784	20,260,070	20,141,521
Common stock repurchased during the period *	(83,356)	—	(492,041)	—
Common stock issued during the period	79,552	52,870	158,790	93,133
Common stock outstanding, end of period	19,926,819	20,234,654	19,926,819	20,234,654

*Common stock repurchased per the ASR Agreement, as discussed in further detail, below.
Dividends

The Company’s Board of Directors declared cash dividends during the fiscal years 2023 and 2022. The details of dividends paid are in the following tables:

(in thousands, except dividend per share)	Fiscal Year 2023

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/31/2022	11/07/2022	20,299	$0.06	$1,218
1/30/2023	2/06/2023	19,924	$0.06	1,195
4/24/2023	5/01/2023	19,999	$0.06	1,200
Total				$3,613

(in thousands, except dividend per share)	Fiscal Year 2022

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2021	11/01/2021	20,148	$0.06	$1,209
1/31/2022	2/07/2022	20,178	$0.06	1,211
4/25/2022	5/02/2022	20,207	$0.06	1,212
7/25/2022	8/01/2022	20,239	$0.06	1,214
Total				$4,846
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
On April 9, 2021, the Company’s Board of Directors adopted, and on June 23, 2021, its shareholders approved, the Company’s 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan, the “Plans”), under which a total of 1.3 million shares of common stock were initially reserved for issuance. On October 20, 2022, the Company’s Board of Directors approved, and on February 9, 2023, its shareholders approved, an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder from 1.3 million shares to 1.55 million shares of common stock of the Company. The 2021 Plan will terminate in 2031.
As of May 31, 2023, employees and directors held Qualified Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) to purchase an aggregate of 1.5 million shares of common stock at exercise prices ranging from $6.85 to $66.14 per share.

The following tables summarize information about stock options:

(in thousands, except per share and weighted-average amounts)
Transactions During The Nine Months Ended May 31, 2023	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2022	1,245	$28.61	6.14 years
Granted	450	43.82
Exercised	(157)	12.04
Canceled/Forfeited	(54)	43.00
Outstanding, May 31, 2023	1,484	$34.44	6.83 years
Vested and Exercisable, May 31, 2023	696	$23.51	4.74 years
Vested and Expected to Vest, May 31, 2023	1,478	$34.40	6.82 years
The total grant-date fair value of nonvested stock options as of May 31, 2023, was $15.7 million and is amortizable over a weighted-average period of 3.49 years.
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
The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the current fiscal year 2023 and fiscal year 2022:

(in thousands, except prices)	Nine Months Ended May 31, 2023	Fiscal Year 2022
Estimated fair value of awards granted	$9,788	$4,597
Unvested Forfeiture Rate	0.00%	1.04%
Weighted-average grant price	$43.82	$42.13
Weighted-average market price	$43.82	$42.13
Weighted-average volatility	46.15%	42.80%
Weighted-average risk-free rate	4.29%	1.74%
Weighted-average dividend yield	0.55%	0.58%
Weighted-average expected life	6.59 years	6.59 years

The exercise prices for the options outstanding at May 31, 2023, ranged from $6.85 to $66.14, and the information relating to these options is as follows:
(in thousands except prices)

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	203	2.21 years	$8.69	203	2.21 years	$8.69
$9.78	$18.76	155	3.74 years	$10.11	155	3.74 years	$10.11
$18.77	$33.40	210	5.89 years	$25.34	146	5.80 years	$24.57
$33.41	$47.63	640	8.92 years	$42.10	83	7.29 years	$37.95
$47.64	$66.14	276	7.81 years	$56.34	109	7.53 years	$58.02
		1,484	6.83 years	$34.44	696	4.74 years	$23.51
During the three and nine months ended May 31, 2023, we issued 3,595 and 10,755 shares of stock valued at $0.2 million and $0.5 million, respectively, to our nonmanagement directors as compensation for board-related duties.
The balances of our par-value common stock and additional paid-in capital as of May 31, 2023, were $11 thousand and $143.7 million, respectively.
Share Repurchases
On January 11, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase an aggregate of $20 million of the Company’s outstanding shares of common stock. The ASR Agreement was executed as part of the Company’s existing $50 million share repurchase program.

Pursuant to the terms of the ASR Agreement, the Company made an initial payment, using available cash balances, of $20 million to Morgan Stanley and received an initial delivery of 408,685 shares of Company common stock from Morgan Stanley. These 408,685 shares were retired and are treated as authorized, unissued shares. At final settlement on May 20, 2023, based on the volume-weighted average price of the Company's common stock during the term of the ASR Agreement, Morgan Stanley delivered an additional 83,356 shares of Company common stock to the Company, which shares were also retired and treated as authorized, unissued shares.

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
Revenue concentration shows that international sales accounted for 32% and 30% of revenue for the nine months ended May 31, 2023, and 2022, respectively. Our four largest customers in terms of revenue accounted for 6%, 5%, 3%, and 2% of revenue, respectively, for the nine months ended May 31, 2023. Our four largest customers in terms of revenue accounted for 5%, 4%, 3%, and 3% of revenue, respectively, for the nine months ended May 31, 2022.
Accounts receivable concentrations show that our six largest customers in terms of accounts receivable each comprised between 3% and 9% of accounts receivable as of May 31, 2023; our four largest customers in terms of accounts receivable comprised between 5% and 6% of accounts receivable as of May 31, 2022.
We operate in the biosimulation market, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.
NOTE 7 – SEGMENT REPORTING

The Company applies ASC 280, Segment Reporting, in determining reportable segments. The Company has two reportable segments: Software and Services. Segment information is presented in the same manner that the chief operating decision maker (“CODM”) reviews certain financial information based on these reportable segments. The CODM reviews revenue and gross profit for both of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment.
No operating segments have been aggregated to form the reportable segments. The Company does not allocate assets at the reportable segment level, as these are managed on an entity-wide group basis and, accordingly, the Company does not report asset information by segment. The Company does not allocate operating expenses that are managed on an entity-wide group basis and, accordingly, the Company does not allocate and report operating expenses at a segment level. There are no internal revenue transactions between the Company’s segments.

The following tables summarize the results for each segment for the three months ended May 31, 2023, and 2022:

(in thousands)	Three Months Ended May 31, 2023
	Software	Services	Total
Revenues	$10,632	$5,602	$16,234
Cost of revenues	908	2,053	2,961
Gross profit	$9,724	$3,549	$13,273
Gross margin	91%	63%	82%
Our software business and services business represented 65% and 35% of total revenue, respectively, for the three months ended May 31, 2023.

(in thousands)	Three Months Ended May 31, 2022
	Software	Services	Total
Revenues	$9,647	$5,312	$14,959
Cost of revenues	730	1,829	2,559
Gross profit	$8,917	$3,483	$12,400
Gross margin	92%	66%	83%
Our software business and services business represented 64% and 36% of total revenue, respectively, for the three months ended May 31, 2022.
The following tables summarize the results for each segment for the nine months ended May 31, 2023, and 2022:

(in thousands)	Nine Months Ended May 31, 2023
	Software	Services	Total
Revenues	$27,193	$16,755	$43,948
Cost of revenues	2,636	5,616	8,252
Gross profit	$24,557	$11,139	$35,696
Gross margin	90%	66%	81%
Our software business and services business represented 62% and 38% of total revenue, respectively, for the nine months ended May 31, 2023.

(in thousands)	Nine Months Ended May 31, 2022
	Software	Services	Total
Revenues	$26,767	$15,405	$42,172
Cost of revenues	2,245	5,900	8,145
Gross profit	$24,522	$9,505	$34,027
Gross margin	92%	62%	81%
Our software business and services business represented 63% and 37% of total revenue, respectively, for the nine months ended May 31, 2022.
NOTE 8 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.2 million and $0.1 million for the three months ended May 31, 2023 and 2022, respectively, and $0.4 million and $0.4 million for the nine months ended May 31, 2023, and 2022, respectively.

NOTE 9 - SUBSEQUENT EVENTS
Dividend Declared

On Thursday, July 6, 2023, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend in the amount of approximately $1.2 million will be distributed on Monday, August 7, 2023, for shareholders of record as of Monday, July 31, 2023.

Immunetrics Acquisition

On June 16, 2023, the Company acquired Immunetrics, Inc. (“Immunetrics”), a company specializing in quantitative systems pharmacology (“QSP”) modeling, through a reverse triangular merger. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), at closing, the Company’s newly created wholly owned subsidiary, Insight Merger Sub, Inc., merged with and into Immunetrics, with Immunetrics surviving as a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the Company agreed to pay the equityholders of Immunetrics the following cash compensation (collectively, the “Merger Consideration”):

i.At closing, a cash payment in the amount of approximately $13.7 million;

ii.An amount equal to $1.8 million, which was held-back by the Company at closing, to cover any negative net working capital adjustments (if any) and Immunetrics’ indemnification obligations under the Merger Agreement (the “Holdback Amount”); and

iii.Two future earn-out payments in the aggregate amount of up to $8.0 million (the “Earnout Payments”), subject to the terms described below.

Additionally, at closing, the Company paid the representative of the Immunetrics stockholders $250,000 as an expense fund to cover expenses that it incurs in its role as such, the excess amount of which, if any, will be distributed to Immunetrics’ stockholders (subject to certain exceptions) at such time as the stockholder representative may determine, in its sole discretion.

The Merger Consideration is subject to adjustment based on post-closing adjustments to net working capital, closing cash, indebtedness, and transaction expenses of Immunetrics within 90 days of closing.

Concurrently with execution of the Merger Agreement, the parties to the Merger Agreement entered into an Earnout Agreement, which sets forth the terms and conditions applicable to the Earnout Payments. Pursuant to the Earnout Agreement, the Company shall pay the Immunetrics equityholders an aggregate amount of up to $8.0 million of Earnout Payments if Immunetrics achieves certain revenue milestones for the calendar years 2023 and 2024.
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

Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

General
BUSINESS
OVERVIEW
Simulations Plus, Inc., incorporated in 1996, is a premier developer of drug discovery and development software for modeling and simulation, and for the prediction of molecular properties utilizing both artificial intelligence and machine-learning-based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical development analysis and for submissions to regulatory agencies. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and academic and regulatory agencies worldwide for use in the conduct of industry-based research. The Company is headquartered in Southern California, with offices in Buffalo, NY; Research Triangle Park, NC; and Paris, France. As a result of our acquisition of Immunetrics, Inc. in June 2023, we now also have an office in Pittsburgh, PA. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.
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

Immunetrics Acquisition

On June 16, 2023, we acquired Immunetrics, Inc. (“Immunetrics”) through a reverse triangular merger. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), at closing, our newly created wholly owned subsidiary, Insight Merger Sub, Inc., merged with and into Immunetrics, with Immunetrics surviving as a wholly owned subsidiary of the Company.

Immunetrics is a modeling and simulation company focused on accelerating drug development in oncology, immunology, and autoimmune disease, areas that are among the fastest growing for therapeutics. This acquisition strengthens our quantitative systems pharmacology (“QSP”) expertise, expands the range of therapeutic areas addressed by our existing QSP models by more than 50%, and adds new areas of service to our existing and potential clients.

Given that Immunetrics is now a wholly owned subsidiary of the Company, Immunetrics’ results of operations will be included in the Company’s consolidated financial statements for future periods. For this reason, amongst others, operating results for the nine months ended May 31, 2023 may not be indicative of the results that may be expected for the current fiscal year and any period in the future.

Results of Operations
Comparison of Three Months Ended May 31, 2023 and 2022

(in thousands)	Three Months Ended May 31,
	2023	2022	$ Change	% Change
Revenue	$16,234	$14,959	$1,275	9%
Cost of revenue	2,961	2,559	402	16%
Gross profit	13,273	12,400	873	7%
Research and development	945	655	290	44%
Selling, general, and administrative	8,231	6,799	1,432	21%
Total operating expenses	9,176	7,454	1,722	23%
Income from operations	4,097	4,946	(849)	(17)%
Other income (loss), net	843	(112)	955	853%
Income before income taxes	4,940	4,834	106	2%
Provision for income taxes	(932)	(747)	(185)	(25)%
Net income	$4,008	$4,087	$(79)	(2)%
Revenues
Revenues increased by $1.3 million, or 9%, to $16.2 million for the three months ended May 31, 2023, compared to $15.0 million for the three months ended May 31, 2022. This increase is primarily due to a $1.0 million, or 10%, increase in software-related revenue and $0.3 million, or 5%, increase in service-related revenue when compared to the three months ended May 31, 2022.
Cost of revenues
Cost of revenues increased by $0.4 million, or 16%, for the three months ended May 31, 2023, compared to the three months ended May 31, 2022. The increase is primarily due to a $0.2 million, or 12%, increase in service-related cost of revenue and $0.2 million, or 24%, increase in software-related cost of revenue when compared to the three months ended May 31, 2022.
Gross profit
Gross profit increased by $0.9 million, or 7%, to $13.3 million for the three months ended May 31, 2023, compared to $12.4 million for the three months ended May 31, 2022. The increase in gross profit is due to an increase in gross profit for our software business of $0.8 million, or 9%, and an increase in gross profit for our services business of $0.1 million, or 2%.
Overall gross margin percentage was 82% and 83% for the three months ended May 31, 2023, and 2022, respectively.
Research and development
We incurred $1.8 million of research and development costs during the three months ended May 31, 2023. Of this amount, $0.9 million was capitalized as a part of capitalized software development costs and $0.9 million was expensed. We incurred $1.4 million of research and development costs during the three months ended May 31, 2022. Of this amount, $0.8 million was capitalized and $0.7 million was expensed. The overall increase in research and development costs is primarily due to the development of the newest version of our GastroPlus product, version X, as well as an increase in personnel costs from market compensation adjustments following the Company’s engagement during fiscal year 2022 of an external consulting firm, Arthur J. Gallagher & Co., to complete a full market study on the compensation payable to our employees compared to those of our peers. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for all our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent.

Selling, general, and administrative expenses
Selling, general, and administrative (“SG&A”) expenses increased by $1.4 million, or 21%, to $8.2 million for the three months ended May 31, 2023, compared to $6.8 million for the three months ended May 31, 2022. This increase was primarily due to a $1.0 million increase in employee and labor-related expenses from a 11% headcount increase to meet the robust and growing demand for our services as well as market compensation adjustments following the Company’s engagement during fiscal year 2022 of an external consulting firm, Arthur J. Gallagher & Co., to complete a full market study on the compensation payable to our employees compared to those of our peers. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for all our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent. The $1.0 million increase in personnel costs includes an increase in stock compensation expense of $0.3 million, an increase in accrued bonuses of $0.3 million, and an increase in base salaries of $0.3 million. Additionally, the Company incurred $0.4 million in merger and acquisition costs for the three months ended May 31, 2023, whereas the Company incurred no merger and acquisition costs for the three months ended May 31, 2022.
As a percent of revenues, SG&A expense was 51% for the three months ended May 31, 2023, compared to 45% for the three months ended May 31, 2022.
Other income (loss)
Total other income was $0.8 million for the three months ended May 31, 2023, compared to total other expense of $0.1 million for the three months ended May 31, 2022. The increase is primarily due to an increase in interest income of $1.0 million driven by an increase in interest rates.
Provision for income taxes
The provision for income taxes was $0.9 million for the three months ended May 31, 2023, compared to $0.7 million for the three months ended May 31, 2022. Our effective tax rate increased to 19% for the three months ended May 31, 2023, from 15% for the three months ended May 31, 2022.
Comparison of Nine Months Ended May 31, 2023 and 2022

(in thousands)	Nine Months Ended May 31,
	2023	2022	$ Change	% Change
Revenue	$43,948	$42,172	$1,776	4%
Cost of revenue	8,252	8,145	107	1%
Gross profit	35,696	34,027	1,669	5%
Research and development	3,428	2,439	989	41%
Selling, general, and administrative	23,259	17,371	5,888	34%
Total operating expenses	26,687	19,810	6,877	35%
Income from operations	9,009	14,217	(5,208)	(37)%
Other income, net	2,617	6	2,611	43,517%
Income before income taxes	11,626	14,223	(2,597)	(18)%
Provision for income taxes	(2,199)	(2,701)	502	(19)%
Net income	$9,427	$11,522	$(2,095)	(18)%
Revenues
Revenues increased by $1.8 million, or 4%, to $43.9 million for the nine months ended May 31, 2023, compared to $42.2 million for the nine months ended May 31, 2022. This increase is primarily due to an increase of $1.4 million, or 9%, in service-related revenue and a $0.4 million, or 2%, increase in software-related revenue, driven by timing of the software license renewals and foreign currency exchange rate fluctuations when comparing the nine months ended May 31, 2023, and 2022.

Cost of revenues
Cost of revenues remained relatively consistent with a slight increase of $0.1 million, or 1%, for the nine months ended May 31, 2023, compared to the nine months ended May 31, 2022. The increase is primarily due to a $0.4 million, or 17%, in software-related cost of revenue, offset by a $0.3 million, or 5%, decrease in service-related cost of revenue when compared to the nine months ended May 31, 2022.
Gross profit
Gross profit increased by $1.7 million, or 5%, to $35.7 million for the nine months ended May 31, 2023, compared to $34.0 million, for the nine months ended May 31, 2022. The increase in gross profit is primarily due to an increase in gross profit for our services business of $1.6 million, or 17%.
Overall gross margin percentage was 81% and 81% for the nine months ended May 31, 2023, and 2022, respectively.
Research and development
We incurred $6.0 million of research and development costs during the nine months ended May 31, 2023. Of this amount, $2.6 million was capitalized as a part of capitalized software development costs and $3.4 million was expensed. We incurred $4.7 million of research and development costs during the nine months ended May 31, 2022. Of this amount, $2.3 million was capitalized and $2.4 million was expensed. The overall increase in research and development costs is primarily due to development of the newest version of our MonolixSuite product, version 2023R1, which was released on February 28, 2023, and the development of the newest version of our GastroPlus product, version X, as well as an increase in personnel costs from market compensation adjustments following the Company’s engagement during fiscal year 2022 of an external consulting firm, Arthur J. Gallagher & Co., to complete a full market study on the compensation payable to our employees compared to those of our peers. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for all our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent.
Selling, general, and administrative expenses
SG&A expenses increased by $5.9 million, or 34%, to $23.3 million for the nine months ended May 31, 2023, compared to $17.4 million for the nine months ended May 31, 2022. This increase was primarily due to a $4.3 million increase in employee and labor-related expenses from a 11% headcount increase to meet the robust and growing demand for our services as well as market compensation adjustments following the Company’s engagement during fiscal year 2022 of an external consulting firm, Arthur J. Gallagher & Co., to complete a full market study on the compensation payable to our employees compared to those of our peers. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for all our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent. The $4.3 million increase in personnel costs includes an increase in accrued bonuses of $1.3 million, an increase in stock compensation of $1.3 million, and an increase in base salaries of $1.0 million.
Additionally, the overall increase in SG&A expenses is due to an increase in merger and acquisition costs of $0.8 million, an increase in director compensation of $0.2 million, an increase in commissions to distributors of $0.1 million, an increase in travel costs of $0.1 million, and an increase of $0.1 million due to the newly required excise tax on share repurchases.
As a percent of revenues, SG&A expense was 53% for the nine months ended May 31, 2023, compared to 41% for the nine months ended May 31, 2022.
Other income
Total other income was $2.6 million for the nine months ended May 31, 2023, compared to a total other income of nominal amount for the nine months ended May 31, 2022. The increase is primarily due to an increase in interest income of $2.6 million driven by an increase in interest rates.

Provision for income taxes
The provision for income taxes was $2.2 million for the nine months ended May 31, 2023, compared to $2.7 million for the nine months ended May 31, 2022. Our effective tax rate remained consistent at 19% for the nine months ended May 31, 2023 when compared to 19% for the nine months ended May 31, 2022.
Results of Operations by Business Unit
Comparison of Three Months Ended May 31, 2023 and 2022
Revenues

(in thousands)	Three Months Ended May 31,
	2023	2022	Change ($)	Change (%)
Software	$10,632	$9,647	$985	10%
Services	5,602	5,312	290	5%
Total	$16,234	$14,959	$1,275	9%
Cost of Revenues

(in thousands)	Three Months Ended May 31,
	2023	2022	Change ($)	Change (%)
Software	$908	$730	$178	24%
Services	2,053	1,829	224	12%
Total	$2,961	$2,559	$402	16%
Gross Profit

(in thousands)	Three Months Ended May 31,
	2023	2022	Change ($)	Change (%)
Software	$9,724	$8,917	$807	9%
Services	3,549	3,483	66	2%
Total	$13,273	$12,400	$873	7%
Software Business
For the three months ended May 31, 2023, the revenue increase of $1.0 million, or 10%, compared to the three months ended May 31, 2022, was primarily due to higher revenues from MonolixSuite of $0.9 million. Cost of revenues increased $0.2 million, or 24%, during the same periods, and gross profit increased by $0.8 million, or 9%, primarily due to the increase in revenues.
Services Business
For the three months ended May 31, 2023, the revenue increase of $0.3 million, or 5%, compared to the three months ended May 31, 2022, was primarily due to higher revenues from pharmacokinetic and pharmacodynamic (“PKPD”) services of $0.1 million, higher revenues from physiologically based pharmacokinetics (“PBPK”) services of $0.1 million, and higher revenues from quantitative systems pharmacology/quantitative systems toxicology (“QSP/QST”) services of $0.1 million. Cost of revenues increased by $0.2 million, or 12%. Gross profit increased by $0.1 million, or 2%, for the same periods.

Comparison of Nine Months Ended May 31, 2023 and 2022
Revenues

(in thousands)	Nine Months Ended May 31,
	2023	2022	Change ($)	Change (%)
Software	$27,193	$26,767	$426	2%
Services	16,755	15,405	1,350	9%
Total	$43,948	$42,172	$1,776	4%
Cost of Revenues

(in thousands)	Nine Months Ended May 31,
	2023	2022	Change ($)	Change (%)
Software	$2,636	$2,245	$391	17%
Services	5,616	5,900	(284)	(5)%
Total	$8,252	$8,145	$107	1%
Gross Profit

(in thousands)	Nine Months Ended May 31,
	2023	2022	Change ($)	Change (%)
Software	$24,557	$24,522	$35	—%
Services	11,139	9,505	1,634	17%
Total	$35,696	$34,027	$1,669	5%
Software Business
For the nine months ended May 31, 2023, the revenue increase of $0.4 million, or 2%, compared to the nine months ended May 31, 2022, was primarily due to higher revenue from MonolixSuite of $0.7 million, partially offset by lower revenues from Absorption, Distribution, Metabolism, Excretion, and Toxicity Predictor (“ADMET Predictor®”) of $0.2 million. Cost of revenues increased by $0.4 million, or 17%, during the same periods, and gross profit remained relatively consistent for the nine months ended May 31, 2023, compared to the nine months ended May 31, 2022.
Services Business
For the nine months ended May 31, 2023, the revenue increase of $1.4 million, or 9%, compared to the nine months ended May 31, 2022, was primarily due to higher revenues from PKPD services of $1.0 million and an increase in revenues from PBPK services of $1.0 million, partially offset by a decrease in revenues from QSP/QST services of $0.8 million. Cost of revenues decreased by $0.3 million, or 5%. Gross profit increased by $1.6 million, or 17%, for the same periods.

Liquidity and Capital Resources
As of May 31, 2023, the Company had $55.1 million in cash and cash equivalents, $67.2 million in short-term investments, and working capital of $128.3 million. Our principal sources of capital have been a follow-on public offering in August 2020 for $107.7 million and cash flows from our operations. We have achieved continuous positive operating cash flow over the last thirteen fiscal years.
On December 29, 2022, our Board of Directors authorized and approved a share repurchase program for up to $50 million of the outstanding shares of our common stock, including the repurchase of up to $20 million of our outstanding shares through an accelerated share repurchase transaction. Under the repurchase program, shares may be repurchased at our discretion based on ongoing assessment of the capital needs of our business, the market price of shares of our common stock, and general market conditions. Repurchases may be made pursuant to certain SEC regulations, which permit common shares to be repurchased when we would otherwise be prohibited from doing so under insider trading laws. There is no time limit in place for the completion of our share repurchase program, and the program may be suspended or discontinued at any time. Except as required by the ASR Agreement (as defined below), we are not obligated to repurchase any shares under the repurchase program. We have funded share repurchases to date, and will fund future repurchases, if any, through cash on hand and cash generated from operations.
On January 11, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase an aggregate of $20 million of the Company’s outstanding shares of common stock. The ASR Agreement was executed as part of the Company’s existing $50 million share repurchase program.

Pursuant to the terms of the ASR Agreement, the Company made an initial payment, using available cash balances, of $20 million to Morgan Stanley and received an initial delivery of 408,685 shares of Company common stock from Morgan Stanley. These 408,685 shares were retired and are treated as authorized, unissued shares. At final settlement on May 20, 2023, based on the volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, Morgan Stanley delivered an additional 83,356 shares of Company common stock to the Company, which shares were also retired and treated as authorized, unissued shares.

Subsequent to the quarter ended May 31, 2023, on June 16, 2023, the Company acquired Immunetrics through a reverse triangular merger, pursuant to which Immunetrics became a wholly owned subsidiary of the Company. As consideration for the acquisition, at closing, the Company paid the equityholders of Immunetrics a cash payment in the aggregate amount of approximately $13.7 million, and also paid the representative of the Immunetrics stockholders $250,000 as an expense fund to cover expenses that it incurs in its role as such (collectively, the “Closing Payments”). In addition to the Closing Payments, the Company held back $1.8 million to cover any negative working capital adjustments (if any) and Immunetrics’ indemnification obligations under the Merger Agreement (the “Holdback Amount”), the balance of which, less any deductions, if any, will be distributed to the Immunetrics stockholders after expiration of the applicable holdback period. Furthermore, the Company agreed to pay the Immunetrics equityholders an aggregate amount of up to $8.0 million in earnout payments if Immunetrics achieves certain revenue milestones for the calendar years 2023 and 2024 (the “Earnout Payments,” and together with the Closing Payments and Holdback Amount, the “Merger Consideration”).

The Merger Consideration is subject to adjustment based on post-closing adjustments to net working capital, closing cash, indebtedness, and transaction expenses of Immunetrics within 90 days of closing.

Please see Note 9, Subsequent Events, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Immunetrics acquisition.

We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future, including to complete our $50 million share repurchase program, if we so choose. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may have to sell additional equity or debt securities. In the event that additional financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us.

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
Cash Flows
Operating Activities
Net cash provided by operating activities was $18.8 million for the nine months ended May 31, 2023. Our operating cash flows resulted in part from our net income of $9.4 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, $4.9 million related to changes in balances of operating assets and liabilities was added to net income and $4.4 million related to non-cash charges was added to net income to reconcile to cash flow from operations.
Net cash provided by operating activities was $10.0 million for the nine months ended May 31, 2022. Our operating cash flows resulted primarily from our net income of $11.5 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, $8.0 million related to changes in balances of operating assets and liabilities was subtracted from net income and $6.5 million related to non-cash charges was added to net income to reconcile to cash flow from operations.
Investing Activities
Net cash provided by investing activities during the nine months ended May 31, 2023, was $6.8 million, primarily due to the proceeds from maturities of short-term investments of $82.0 million, offset by purchase of short-term investments of $71.8 million and computer software development costs of $2.6 million.
Net cash provided by investing activities during the nine months ended May 31, 2022, was $2.0 million, primarily due to the proceeds from maturities of short-term investments of $75.9 million, offset by purchase of short-term investments of $70.9 million and computer software development costs of $2.3 million.
Financing Activities
Net cash used in financing activities during the nine months ended May 31, 2023, was $22.1 million, primarily due to share repurchases of $20.0 million and dividend payments totaling $3.6 million, partially offset by proceeds from the exercise of stock options totaling $1.5 million.
Net cash used in financing activities during the nine months ended May 31, 2022, was $6.6 million, primarily due to payments on contracts payable of $3.7 million related to the Lixoft acquisition, and dividend payments totaling $3.6 million, partially offset by proceeds from the exercise of stock options totaling $0.7 million.
Working Capital
At May 31, 2023, we had working capital of $128.3 million, a ratio of current assets to current liabilities of 15.2 and a ratio of debt to equity of 0.1. At August 31, 2022, we had working capital of $139.1 million, a ratio of current assets to current liabilities of 19.0 and a ratio of debt to equity of 0.1.

Known Trends or Uncertainties
We have seen some consolidation in the pharmaceutical industry during economic downturns, although these consolidations have not had a negative effect on our total revenues. Should customer delays, holds, program cancellations, or consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.
We believe that the need for improved productivity in the research and development activities directed toward developing new medicines will continue to result in increasing adoption of simulation and modeling tools and consulting services such as those we provide. New product developments in our pharmaceutical business segments could result in increased revenues and earnings if they are accepted by our markets; however, there can be no assurances that new products will result in significant improvements to revenues or earnings. For competitive reasons, we do not disclose all of our new product development activities.
The world has been affected by the ongoing conflict between Russia and Ukraine and general economic uncertainty, amongst other things. Inflation has risen, Federal Reserve interest rates have increased recently, and the general consensus among economists suggests that we should expect a recession risk to continue over the next year. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.
Additionally, in March 2023, Silicon Valley Bank and Signature Bank, and most recently on May 1, 2023, First Republic Bank, were closed and taken over by the FDIC, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. Although we do not hold our cash in regional banks, if the banks and financial institutions at which we hold our cash enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of May 31, 2023, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of May 31, 2023 that our disclosure controls and procedures were effective.
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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value, and share repurchases could increase the volatility of the price of our common stock.
Pursuant to the share repurchase program authorized by our Board of Directors on December 29, 2022, we are authorized to repurchase up to an aggregate of $50 million of outstanding shares of our common stock from time to time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions, and/or other transactions, in accordance with federal securities laws. Such program may be suspended or discontinued at any time. On January 11, 1023, we entered into the ASR Agreement with Morgan Stanley, pursuant to which we repurchased $20 million of shares of our common stock, amounting to an aggregate of 492,041 shares. Repurchases under the ASR Agreement were completed in the quarter ended May 31, 2023, and we may not repurchase any additional shares thereunder. As of July 7, we have not made any repurchases outside of the ASR Agreement. As a result, we may repurchase up to $30 million more of our shares of common stock pursuant to our repurchase program. However, we are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of further share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The timing of additional repurchases pursuant to our share repurchase program, if any, could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase any additional shares, and there can be no assurance that any share repurchases will enhance shareholder value because the stock price of our common stock may decline below the levels at which we effected repurchases.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Actual events involving reduced or limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank and Signature Bank, and subsequently in May 2023 First Republic Bank, were closed and taken over by the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, Signature Bank, First Republic Bank, or any other regional banks, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
Cash expenditures associated with the acquisition of Immunetrics may create certain liquidity and cash flow risks for us.
We incurred significant transaction costs and expect to incur integration costs in connection with our acquisition of Immunetrics in June 2023. While we expected that the transactions costs would be incurred, there are many factors beyond our control that could affect the total amount of the integration expenses associated with the acquisition. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. In addition to integration-related expenses that we will incur, pursuant to the Merger Agreement we agreed to pay the equityholders of Immunetrics up to $1.8 million that was held back at closing and an aggregate of $8.0 million in Earnout Payments, if Immunetrics achieves specified financial goals through December 31, 2024. To the extent the integration expenses are higher than anticipated, we may experience liquidity or cash flow issues.
Immunetrics may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.
Immunetrics, which is now a wholly owned subsidiary of the Company, may not perform as we or the market expects. Risks associated with the Immunetrics acquisition include, without limitation:
•integrating businesses is a difficult, expensive, and time-consuming process, and the failure to successfully integrate our businesses with the business of Immunetrics in the expected time frame could adversely affect our financial condition and results of operation
•the addition of Immunetrics has increased the size of our operations, and, if we are not able to manage our expanded operations effectively, our common stock price may be adversely affected
•the extent to which we may realize the expected synergies and cost savings is uncertain at this time
•the success of the Immunetrics acquisition will also depend upon relationships with third parties and Immunetrics’ and our pre-existing customers, which relationships may be affected by customer preferences or public attitudes about the Immunetrics acquisition. Any adverse changes in these relationships could adversely affect our business, financial condition, and results of operations
The obligations and liabilities of Immunetrics, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of Immunetrics to us.
Immunetrics’ obligations and liabilities, some of which may not have been fully disclosed to us, may be greater than we have anticipated. The obligations and liabilities of Immunetrics could have a material adverse effect on our business or Immunetrics’ value to us or on our business, financial condition, or results of operations. Although we have held back $1.8 million of Merger Consideration to cover any negative net working capital adjustments (if any) and Immunetrics’ indemnification obligations under the Merger Agreement, such Holdback Amount may not be sufficient to cover all claims brought against us or Immunetrics in the future in relation to Immunetrics’ business or operations. In the event that we are responsible for liabilities substantially in excess of the Holdback Amount and/or any other amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer severe consequences that would substantially reduce our earnings and cash flows or otherwise materially and adversely affect our business, financial condition, or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
During the quarter ended May 31, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
As discussed elsewhere in this Quarterly Report on Form 10-Q, on December 29, 2022, our Board of Directors authorized and approved a share repurchase program for up to $50 million of the outstanding shares of our common stock, and on January 11, 2023, we entered into the ASR Agreement with Morgan Stanley to repurchase an aggregate of $20 million of our outstanding shares of common stock as part of the share repurchase program, which was settled in full in May 2023. The program has no expiration date but may be terminated at any time at our Board of Directors’ discretion.
In January 2023, we received an initial delivery of an aggregate of 408,685 shares of our common stock from Morgan Stanley pursuant to the ASR Agreement, in exchange for which we made an initial payment of $20 million to Morgan Stanley. These 408,685 shares were retired and are treated as authorized, unissued shares. At final settlement on May 20, 2023, based on the volume-weighted average price of our common stock during the term of the ASR Agreement, Morgan Stanley delivered an additional 83,356 shares of Company common stock to us, which shares were also retired and treated as authorized, unissued shares.
After completion of the repurchases under the ASR Agreement, $30 million remains available for additional repurchases under our authorized repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
12/01/2022 - 12/31/2022	—	$—	—	$—
01/01/2023 - 01/31/2023	408,685	(1)	408,685	$30,000,000
02/01/2023 - 02/28/2023	—	$—	—	$—
03/01/2023 - 03/31/2023	—	$—	—	$—
04/01/2023 - 04/30/2023	—	$—	—	$—
05/01/2023 - 05/31/2023	83,356	(1)	83,356	$30,000,000
Total	492,041	(1)	492,041	$30,000,000
(1) On January 11, 2023, we entered into the ASR Agreement with Morgan Stanley to repurchase an aggregate of $20 million of our outstanding shares of common stock and received an initial delivery of an aggregate of 408,685 shares of our common stock. At final settlement on May 20, 2023, based on the volume-weighted average price of our common stock during the term of the ASR Agreement, Morgan Stanley delivered an additional 83,356 shares of Company common stock to us, which shares were also retired and treated as authorized, unissued shares. The average price paid per share pursuant to the ASR Agreement was approximately $40.65.
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

2.4^
Agreement and Plan of Merger, dated June 16, 2023, by and among Simulations Plus, Inc., Insight Merger Sub, Inc., Immunetrics, Inc. and LaunchCyte LLC, incorporated by reference to an exhibit to the Company’s Form 8-K filed June 20, 2023.

3.1	Articles of Incorporation of the Company, incorporated by reference to an exhibit to the Company’s Form 10-K filed November 29, 2010.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to an exhibit to the Company’s Form 10-K filed November 29, 2010.
3.3	Certificate of Amendment to the Amended and Restated Bylaws of Simulations Plus, Inc., incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed December 31, 2018.
4.1	Form of Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed March 25, 1997.
4.2	Share Exchange Agreement, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed March 25, 1997.
10.1^
Confirmation for Fixed Dollar Accelerated Share Repurchase Transaction, dated as of January 11, 2023, by and between Simulations Plus, Inc. and Morgan Stanley & Co. LLC, incorporated by reference to an exhibit to the Company’s Form 8-K filed January 11, 2023.

10.2	First Amendment to 2021 Equity Incentive Plan of Simulations Plus, Inc., dated February 9, 2023, incorporated by reference to an exhibit to the Company’s Form 8-K filed February 9, 2023.
10.3	Fourth Amendment to Lease by and between the Company and Crest Development LLC, dated as of February 17, 2023, incorporated by reference to an exhibit to the Company’s Form 10-Q filed April 7, 2023.
10.4^
Earnout Agreement by and among Simulations Plus, Inc., Insight Merger Sub, Inc., Immunetrics, Inc. and LaunchCyte LLC, dated June 16, 2023, incorporated by reference to an exhibit to the Company’s Form 8-K filed June 20, 2023.

10.5	Amended and Restated Employment Agreement between Simulations Plus, Inc. and Steven Chang, dated June 16, 2023, incorporated by reference to an exhibit to the Company’s Form 8-K filed June 20, 2023.
31.1 *	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.
***	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 7, 2023

SIMULATIONS PLUS, INC.

Date:	July 7, 2023	By:	/s/ Will Frederick
Will Fredrick Chief Financial Officer (Principal financial officer)