Form 10-K
period 2023-08-31
Simulations Plus, Inc.
filed 2023-10-27
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was approximately $604,304,239. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of October 20, 2023, 19,938,382 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2023
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Report") includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may appear throughout this Report, including, without limitation, in the following sections: “Business” (Part I, Item 1 of this Report), “Risk Factors” (Part I, Item 1A of this Report), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Report). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions, as well as current plans, expectations, estimates, forecasts, and projections about our business and the industry in which we operate, that are subject to risks and uncertainties that may cause actual results to differ materially. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. We describe certain risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Report). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. Except as otherwise required by law, we assume no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I
ITEM 1 –BUSINESS
As used in this Report, each of the terms “we,” “us,” “our,” the “Company,” and “Simulations Plus” refers to Simulations Plus, Inc. and its wholly owned subsidiaries (both current and previous, as applicable), Simulations Plus International, Inc. (“SLPI”), which owns 100% of the outstanding equity interests of Lixoft of Paris, France, and Immunetrics, Inc., unless otherwise stated or the context otherwise requires.

On December 20, 2022, SLPI, a Delaware corporation, was created as a wholly owned subsidiary of Simulations Plus, Inc. in order to facilitate future international acquisitions, if any, and global integrations. In furtherance of this objective, the Company added the trade name “SLP France” to Lixoft, and on April 25, 2023, Simulations Plus, Inc. transferred its ownership of Lixoft to SLPI pursuant to a contribution and acceptance agreement, resulting in Lixoft becoming a wholly owned subsidiary of SLPI. The transfer did not impact the rights of the Company’s stockholders.
On June 16, 2023, Simulations Plus, Inc. acquired Immunetrics, Inc. (“Immunetrics”) through a reverse triangular merger. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), at closing, Simulation Plus, Inc.’s newly created wholly owned subsidiary, Insight Merger Sub, Inc., merged with and into Immunetrics, with Immunetrics surviving as a wholly owned subsidiary of the Company. Effective September 1, 2023, the Company merged Immunetrics with and into Simulations Plus, Inc. through a short-form mergers (the “Merger”). To effectuate the Merger, the Company filed Certificates of Ownership with the Secretaries of State of the states of Delaware (Immunetrics’ state of incorporation) and California (Simulation Plus, Inc.’s state of incorporation). Consummation of the Merger was not subject to approval of the Company’s stockholders and did not impact the rights of the Company’s stockholders.
OVERVIEW
Simulations Plus, Inc., incorporated in 1996, is a premier developer of modeling and simulation software for drug discovery and development, including the prediction of properties of molecules utilizing both artificial intelligence (“AI”) and machine-based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical trial development to regulatory submissions supporting product approval. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and academic and regulatory agencies worldwide for use in the conduct of industry-based research. The Company is headquartered in Southern California, with offices in Buffalo, NY, Research Triangle Park, NC, Pittsburgh, PA, and Paris, France. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.
We are a global leader, delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies and hospitals use our software programs and scientific consulting services to guide early drug discovery (molecule design screening and lead optimization), preclinical, and clinical development programs, and the development of generic medicines after patent expiration, including using our software products and services to enhance their understanding of the properties of potential new therapies and to use emerging data to improve formulations, select and justify dosing regimens, support generic pharmaceutical product development, optimize clinical trial designs, and simulate outcomes in special populations, such as in elderly and pediatric patients.
SEGMENT INFORMATION
During the year ended August 31, 2023, our business was organized into two reportable segments, software and services.
SOFTWARE
General
We currently offer twelve software products for pharmaceutical research and development, as follows:
•Three simulation products that provide time-dependent results based on solving large sets of mechanistic differential equations:
◦GastroPlus®
◦DDDPlus™

◦MembranePlus™
•Two products that predict and analyze static properties of chemicals utilizing both AI and machine-learning technologies:
◦ADMET Predictor®
◦MedChem Designer™
•Six products that are based on mechanistic, mathematical models:
◦DILIsym®
◦NAFLDsym®
◦ILDsym™
◦IPFsym®
◦RENAsym®
◦MITOsym®
•One product designed for modeling and simulation that allows for population analyses, rapid clinical trial data analyses and regulatory submissions:
◦MonolixSuite™ (the combination of Monolix(c), PKanalix(c), and Simulx(c)).
Our software business represented 61% of our total revenue during the year ended August 31, 2023, primarily generated by the following products:
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
In October 2022, GastroPlus version 9.8.3, which included new mechanisms and updated documentation for key drug interaction standards models, was released. This version also added important new capabilities, including improvements to nonalcoholic fatty liver disease (“NAFLD”) and nonalcoholic steatohepatitis (“NASH”) disease population simulations to inform the NAFLDsym® platform, additional dosage route models, and improved reporting templates for the Monolix™ software to support the statistical analysis of virtual physiologically-based pharmacokinetic (“PBPK”) population results.

Because of the widespread use of GastroPlus, we have been able to enter both funded and unfunded collaborations with industry and government agencies to drive advances to modeling and simulation science. In all such collaborations, we own the intellectual property developed within the GastroPlus program, and updates are integrated into future versions and made available to all clients. In the year ended August 31, 2023, we received six funded grants from the U.S. FDA to enhance PBPK modeling science. Recent collaborations include:

•Animal health models: in November 2022, we entered into a funded collaboration with the University of Bath and the FDA to improve the accuracy of drug concentrations predicted locally within gut tissue and to outline novel strategies for applying in vitro systems and in silico models to assess new formulation approaches for addressing GI diseases.

•Long-acting injectable (LAI) formulation model: in October 2022, through a joint proposal with the University of Florida’s College of Pharmacy, we were awarded a newly funded contract from the FDA to advance in vitro and (patho) physiology-based PBPK models to understand and predict pulmonary absorption and tissue retention of inhaled drugs.
MonolixSuite

The MonolixSuite is a unique solution for modeling and simulation for pharmaceutical companies, biotechnology enterprises, and hospitals. It supports nonparametric analyses, population analyses and modeling, and clinical trial simulation. The extended MonolixSuite contains three main products: Monolix, Simulx, and PKanalix. Monolix 2023R1 was released in March 2023, which combines the most advanced algorithms with a unique ease of use. The products are used by pharmaceutical companies across the globe at each step of drug development, from preclinical to first-in-human, clinical, and post-approval.
ADMET Predictor
ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) Predictor is a top-ranked, chemistry-based computer program that takes molecular structures as inputs and uses AI/machine-learning technology to predict different properties for them. This capability allows chemists to generate estimates for many important molecular properties without the need to synthesize and test the molecules. A chemist can then assess the likely success of many existing molecules in a company’s chemical library, as well as molecules that have never been made.
The optional ADMET Modeler™ Module in ADMET Predictor enables scientists to use their own experimental data to quickly create proprietary high-quality predictive models using the same powerful AI engine we use to build our top-ranked property predictions.
Version 11 of ADMET Predictor was released in July 2023, which added many new features including:
•New industry partner data that more than doubles the training dataset of ionization constants (“pKa”), leading to enhanced predictive accuracy and wider applicability of our S+pKa model
•New functionality to perform 3D virtual screening based on shape and pharmacophore-feature similarity
•New CYP inhibition (“Ki”) models to allow for rapid drug-drug interaction (“DDI”) risk assessment
•Significant enhancements to the AI-driven drug design (“AIDD”) module

We have made significant investments in three key areas with recent versions: improving integration of our top-ranked ADMET Predictor and GastroPlus models to leverage our novel high-throughput pharmacokinetic (“HTPK”) simulation approaches for chemists and safety researchers, enhancing our best-in-class AI/machine-learning engine to assist with drug discovery, and advancing on our innovative AIDD Module to apply generative AI technology to design and optimize lead molecules for any combination of properties.

Recent collaborations include:
•Machine-learning models for ionization constants (“pKa”): in August 2022, we entered into a new collaboration with a large pharmaceutical company to leverage their expansive internal databases to improve the accuracy of predictions, and extend the chemical coverage space, of our pKa models using the novel AI/machine-learning and atomic descriptor calculation methods within ADMET Predictor. In February 2023, we entered another new data-sharing collaboration with a large agrochemicals company to further extend our top-rated AI/machine learning models for predicting ionization descriptors and endpoints.
•Drug design collaboration using the AIDD Module: in March 2023, we entered into a collaborative research agreement with the Polish Academy of Sciences (“PAS”) to jointly design new compounds for the RORγ/RORγT nuclear receptors using our cutting-edge AI/machine learning (“ML”) technology in the ADMET Predictor® software platform. Emerging intellectual property, in the form of encouraging lead compounds, will be jointly owned by the Company and PAS for further development opportunities.
•Strategic collaboration to discover anticancer therapies using the AIDD Module: in March 2023, we entered into a strategic research collaboration with the Sino-American Cancer Foundation (“SACF”) to leverage our staff and AIDD Module to support the discovery and design of novel inhibitors of methylenetetrahydrofolate dehydrogenase 2 (“MTHFD2”), an emerging cancer target. SACF will provide upfront funding to the Company to design a set number of compounds for efficacy against MTHFD2 which will be exclusive to SACF. Subsequent milestone payments will be made to the Company as key research and development goals are met.

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
Our services business represented 39% of our total revenue during the year ended August 31, 2023, primarily generated by the following service offerings:
PKPD
Our clinical-pharmacology-based consulting services include population pharmacokinetic and pharmacodynamic (“PKPD”) modeling, exposure-response analyses, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. In addition to modeling and simulation consulting services, we provide expertise and assistance with development-related decision-making and support for regulatory interactions related to dose selection, clinical trial design, and understanding of the determinants of safety and efficacy for new medicines.
QSP/QST
We provide creative and insightful consulting services to support our quantitative systems pharmacology/quantitative systems toxicology (“QSP/QST”) modeling focused on NAFLD, and NASH, idiopathic pulmonary fibrosis (“IPF”), heart disease, liver and kidney safety, as well as other areas.
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
Early Drug Discovery (“EDD”)

At Simulations Plus, we have a team of experts, including computational and medicinal chemists, cheminformatics specialists, and drug development professionals with decades of experience, all here to facilitate small and large companies’ drug discovery and development journeys.

With our EDD services offering, we provide end-to-end in silico drug design and optimization services as well as help with individual steps in the process, including:
•AIDD enabled drug discovery and optimization
•High-throughput screening (“HTS”) library design and hit visualization and analysis
•QSAR/QSPR modeling and simulation

Below is a summary of revenue percentages by each of our software and services businesses for the fiscal years ended August 31:

	2023	2022	2021
Software	61%	61%	60%
Services	39%	39%	40%
Total	100%	100%	100%
SALES AND MARKETING
We market our software and services globally through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, online presentations, our website, and various communication channels to our database of prospects and customers. At various yearly scientific meetings worldwide, numerous presentations and posters report research performed using our software. Many of these presentations are from industry and FDA scientists; some are from our staff. Numerous peer-reviewed scientific journal articles are published, and conference presentations are delivered each year using our software, primarily by our customers, further supporting its use in a wide range of preclinical and clinical studies.
Our sales and marketing efforts are handled primarily internally by sales and marketing staff, with our scientific team and several senior management staff assisting our marketing and sales staff with trade shows, seminars, and customer training both online and on-site. During fiscal year 2023, the Company invested in learning management software which streamlined our ability to offer online training to customers. In addition, enhancements were made to our customer relationship management software providing insights about our targeted markets and customers.
We also have independent distributors in Japan, China, India, South Korea, and Brazil, who sell and market our products with support from our scientists and engineers.
In March 2021, we launched our MIDD+ (Model-Informed Drug Development) scientific conference, where speakers shared their real-world impact using modeling and simulation technology. During the two-day event, representatives from the U.S. FDA Offices of Clinical Pharmacology, New Drug Products, Research and Standards, and Translational Sciences, and from the U.S. FDA Centers of Drug Evaluation and Research and the National Center for Toxicological Research, as well as ANVISA (The Brazilian Health Regulatory Agency) and Health Canada, provided case studies and software demonstrations on a wide range of topics. The event also featured a panel discussion on the ascent of model-informed drug development and the increasing importance of developing next-generation technology. The conference was well received, and we hosted it again in February 2022 and February 2023.
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
Based on our technical knowledge and expertise, we believe that we are strategically positioned to offer competitive modeling and simulation consulting services to companies. Our clients seek out our services for multiple reasons including: (i) to acquire scientific, therapeutic-area-related modeling expertise that they do not have in-house, (ii) to address a need for modeling and simulation efforts beyond the capacity of in-house resources, (iii) to fulfill their modeling requirements more efficiently than they could do in-house, and (iv) to utilize our software when they do not have the in-house expertise to do so. We apply our software and assist companies in such areas as PKPD, PBPK, and QSP/QST. We compete against numerous service providers, ranging from departments within large contract research organizations ("CROs") to independent consulting organizations of various sizes, as well as individual consultants.

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
TRAINING AND TECHNICAL SUPPORT
Customer training and technical support are important factors in customer satisfaction for our products, and we believe we are an industry leader in providing strong customer training and technical support in our business areas. We provide in-house seminars at customers’ and potential customers’ sites, as well as at selected universities to train students who will soon be industry scientists. These seminars often serve as initial training in the event the potential customer decides to license or evaluate our software. Technical support is provided after the sale of any software in the form of on-site training (at the customer’s expense), web meetings and telephone, fax, and e-mail assistance to the customer’s users during the customer’s license period.
Technical support for our software is provided by our life sciences teams and our inside sales and support staff. We have found that most clients need minimal technical support for our software products.
We provide support to the GastroPlus User Group in Japan, which was organized by Japanese researchers in 2009. In early 2013, a group of scientists in Europe and North America organized another GastroPlus User Group following the example set in Japan. Over 1,575 members have joined this group to date. We support this group through coordination of online meetings each month and managing the user group website for exchange of information among members. These user groups provide us valuable feedback for desired new features and suggested interface changes.
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
To date, we have developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. In certain instances, these arrangements have required that we pay royalties to third parties; we paid no royalties during the year ended August 31, 2023. We intend to continue to license or otherwise acquire technology or products from third parties when we believe that it makes business sense to do so.
Research and development ("R&D") activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, and R&D consulting, were $7.8 million during fiscal year 2023, of which $3.3 million was capitalized. R&D expenditures were $6.4 million during fiscal year 2022, of which $3.2 million was capitalized. R&D expenditures during fiscal year 2021 were $6.9 million, of which $2.9 million was capitalized.
Our software products are designed and developed by our development teams, which work remotely using collaboration software. Our products and services are delivered electronically.

CUSTOMERS
Our customers include companies involved in pharmaceuticals, biotechnology, agrotechnology, and cosmetics, as well as universities, hospitals, and government research organizations. We concentrate on serving the needs of our customers in drug discovery, development, clinical trials, and post-patent generic formulation development. Our current customer base is highly fragmented. For the year ended August 31, 2023, our three largest customers in terms of revenue each accounted for 6%, 4%, and 3% of our revenues, respectively.
SEASONALITY
Our revenues exhibit seasonal fluctuations, with the first fiscal quarter (September-November) generally having the lowest revenues. This is due to pharmaceutical industry buying patterns as well as our revenue recognition policies for software, consulting service slowdowns due to summer vacations in the previous quarter, and lower customer and employee conference attendance in those periods. Revenues for any quarter are not necessarily indicative of revenues for any future period; however, because our pharmaceutical software is licensed on an annual basis, renewals are usually within the same quarter year after year, even though there are certain instances in which the license renewal term may not immediately follow the initial license term, and therefore result in a shift of certain customer revenues to a subsequent quarter.
ENVIRONMENTAL REGULATORY MATTERS
We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that efforts to maintain such compliance will have a material effect on capital expenditures, earnings, or competitive position with respect to any of our operations.
HUMAN CAPITAL RESOURCES
We are committed to our people, and we embrace a culture of engagement, empowerment, and equity. Over 95% of our global employees are employed full-time, and more than 75% work within our life sciences software or consulting divisions. Given the specialized nature of our business, candidates for our open positions are strategically selected for their unique education and skills. The majority of our employees have advanced degrees with over 70% of our technical and scientific staff holding a doctoral degrees in mathematics, chemistry, biomedical engineering, and/or the pharmaceutical sciences.
As of August 31, 2023, we employed a total of 197 persons, including 192 full-time employees and 5 part-time employees, consisting of 127 in scientific, technical, and research and development, 18 in marketing and sales, and 52 in administration, operations, and accounting.

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. To continue to support the endeavor, we have focused heavily on our total rewards program, which includes components of compensation, training, time off, recognition and support for business travel. At the end of 2022, we were recognized by Comparably for several workplace accolades including Best Company for Women, A+ culture rating and A+ Diversity rating. We continue to seek additions to our science and technical staff, although the competition for such personnel in the pharmaceutical industry is intense. We added 10 new scientists via direct recruiting and 19 scientific and technical staff with the acquisition of Immunetrics this past year. We also achieved a turnover rate of under 8%. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.
Diversity, Equity, and Inclusion

We embrace diversity with the knowledge that it can lead to greater innovation, and in our workplace, we foster inclusion, so all employees feel they are a part of our team with equal access to all opportunities. One of our goals is to continue expanding our focus on diversity, equity, and inclusion. In terms of gender equity, women currently comprise 48% of our workforce and 52% of our scientific staff. We have also increased racial diversity with over 39% of our employees from minority backgrounds. We have implemented the ADP workforce now platform, which allows us to access and better understand trends in our staff and hiring relative to diversity. We are utilizing the recruitment platform to track our applicants and push job postings out to reach as many diverse applicants as possible. We continue to refine our policies and benefits to be inclusive, and implemented a new parental leave program in 2023 allowing all of our employees to take company paid time off after birth or adoption.

Compensation, Training, and Awareness Programs

We are continuing to refine career paths for the different functions within our organization. We use these career paths as a basis for promoting employee career development and growth within the organization, as well as in recruiting and hiring new talent. We have continued the effort to provide top tier benefits and in fiscal year 2023, we also added a paid parental leave program.
Over the past two years, we have focused on mandated compliance, soft-skill and data privacy training. In the coming year, we will be rolling out an education and training reimbursement program that will allow all employees access to company paid technical, leadership or skills training opportunities.
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
Health & Safety
We place a high value on maintaining a clean, safe, and healthy environment for our employees. In 2023, we implemented a new Human Rights Policy confirming our commitment to basic human rights worldwide. We also updated our Code of Conduct to ensure we require our employees and vendors work within our established principals of ethics.

The well-being of our employees, whether they are working in our divisional offices or remotely from home offices, is paramount. We believe that we are substantially in compliance with all applicable laws, regulations, and standards, and we make every reasonable effort to be attentive and responsive to our employees’ needs. In our offices, we have provided employees with ergonomic equipment, including ergonomic chairs and standing desks, and for their home offices, we provide an allowance for the purchase of home office equipment. We continue to provide very competitive health and wellness benefits, and in 2023, we ran a wellness challenge that had monetary incentives to encourage a healthy and less sedentary lifestyle.
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

The contents of this website are not incorporated in or otherwise to be regarded as part of this Report. We file reports with the SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, “Section 16” filings on Form 3, Form 4, and Form 5, and other related filings, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.
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
The topics covered in this section are identified through third-party ESG reporting frameworks, standards and metrics, such as the Sustainability Accounting Standards Board ("SASB"), and United Nations Sustainable Development Goals ("SDGs"). More information regarding our key ESG programs, goals and commitments, and key metrics can be found on our website and within our 2022 ESG Update and 2020 ESG Report.
Our ESG highlights include the following:
Environmental Matters
We participate in a recycling program through our local waste management facilities to divert all recyclable materials – bottles, cans, plastics, paper, and cardboard – from landfills. Across the Company, our facilities provide for recycling, and our electronic waste is sent to local approved e-waste recycling centers. We have achieved 90% reduction in energy usage for data center cooling. We have implemented a policy of using exclusively IT hardware vendors that embrace environmental sustainability. We are continuing with the commitment to work-from-home, with 74% employees working remotely.

Greenhouse gas emission:
Our purpose is to calculate the greenhouse gas (GHG) emissions for better visibility of environmental impact. We have identified our base year to calculate emissions inventory for the year ended August 31, 2023. We have used control approach to identify and determine the organizational boundaries. Our U.S.A. offices are in Pittsburgh-PA with 7,141 square feet of leased office space, Lancaster-CA with 4,200 square feet of leased office space, Buffalo-NY with 4,317 square feet of leased office space, and Raleigh-NC with 1,510 square feet of leased office space. Our Data Center is located in Buffalo-NY. We lease 2,300 square feet of office in Paris, France. Currently, we have identified our U.S.A. offices including data center for calculating GHG emissions.

Scope:

Scope 1: Scope 1 covers emissions are direct greenhouse (GHG) emissions that occur from sources that are controlled or owned by an organization (e.g., emissions associated with fuel combustion in boilers, furnaces, vehicles).

Scope 1 is not applicable to our organization as it does not own or control any sources that produces direct greenhouse gas emissions (GHG).

Scope 2: The Scope 2 Guidance standardizes how corporations measure emissions from purchased or acquired electricity, steam, heat, and cooling (called “scope 2 emissions”).

We have identified electricity as our source of greenhouse gas (GHG) emissions that produces greenhouse gas (GHG) emissions.

Scope 3: Scope 3 encompasses emissions that are not produced by the company itself and are not the result of activities from assets owned or controlled by them, but by those that it’s indirectly responsible for up and down its value chain. An example of this is when we buy, use and dispose of products from suppliers. Scope 3 emissions include all sources not within the scope 1 and 2 boundaries.

We believe that we do not produce greenhouse gas (GHG) emissions that falls within Scope 3.

We have identified and determined our source of emission is the electricity usage at facilities referenced within organizational boundaries in U.S.A. We have used EPA Simplified GHG Emissions Calculator (SGEC) for calculating the GHG emission. For the year ended August 31, 2023, using the SGEC calculator, the total CO2 equivalent GHG emissions is 470.6 metric tons. Our operations are built on continual improvements in efficiency and clean energy.

We are attentive to energy use in our office operations and strive to only use what is necessary for business purposes. In 2023, we reduced the footprint of our US-based facilities by 35%, decreasing it from 19,300 sf to 12,400 sf. We also implemented LearnUpon LMS and Adobe e-signature to reduce travel for in-person training and the need for printed materials, with virtual on-demand programs using only digital materials.
We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings, or competitive position with respect to any of our operations.
Social Impact and Supporting our Communities
•We donated $100,000 to four different charities selected by our employees.
•We released ILDsym® version 1A, which targets treatments to reduce the progression of ILD in patients with systemic sclerosis (SSc), an underserved condition.
•Our support for the academic community is broad and deep. We provide certain distinguished professors at academic institutions with free reference site licenses for nonprofit research and teaching, including providing free access to our software in university instruction. In addition to reference site licenses, academic and research institutions are entitled to a 95% discount off commercial license fees, and we offer students and professors either free or substantially reduced fees to attend our training courses and workshops. In recent years, we have sponsored several students with awards given by the Society of Toxicology. In 2022, we provided 245 free software licenses to recipients in 53 countries through our University+ program to support the next generation of scientists. In 2023, we expanded our University+ program to provide 307 free software licenses to recipients in 51 different countries to further promote education in our industry and support the next generation of scientists.
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
•We focus on maintaining policies that support our social commitments worldwide. This past year we updated our Company privacy policy and processes in the PDP Program to reflect changes to global personal data protection laws and developed and implemented a Human Rights Policy to support our Company commitment to all basic human rights around the globe.
Our People
•Our commitment to our people lies in our continued efforts to support and value our most important asset, our employees.

•This past year we conducted an employee engagement survey and received over 80% engagement to ensure culture alignment and success of internal programs and to further support their needs.
•In 2023, we established a paid parental leave program to support working parents and implemented a new recognition system to encourage peer to peer and leader to employee recognition.
•We also implemented a program to ensure that all our employee have the opportunity to attend in person employee events to collaborate face to face with their colleagues around the globe.
•This past year, we added additional supplemental benefits to our health benefit offerings increased our focus on physical and mental wellness with all our teams through an online wellness challenge hosted by the Company.
•We continue to engage with our employees and listen to their feedback in order to work toward building a culture of trust, collaboration and transparency.
•We have conducted compensation benchmarking study with external compensation consultant, and aligned all roles to market salary ranges.
Customer Privacy & Data Security
•We value customer privacy, and the data we collect are only as needed to deliver company information, software products, and consulting services. Our website includes our comprehensive Privacy Policy, which details what and how data are collected, how data are used and stored, and the options for controlling personal data, including opting out, accessing, updating, or deleting it.
•In recognition of the critical importance of Data Security to our operations, including Cybersecurity, Data Protection, and Customer Privacy, our leadership team conducts a thorough examination of all elements of Data Security. Our objective is to ensure the security, confidentiality, and privacy of our systems and information assets, and to follow and be compliant with all relevant laws, regulations, and guidelines, including, but not limited to:
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
•We have appointed VeraSafe as our Data Protection Officer ("DPO"). The DPO is responsible for ensuring that we have a Personal Data Protection program that is compliant with data privacy laws such as the EU’s GDPR, UK GDPR, China’s PIPL, and data privacy laws enacted at the state level, as applicable to us. Our corporate Personal Data Protection program includes policies, practices, and training directed to protecting personal data.
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
•The policies we have developed are intended to:

◦Define and disseminate our core values and the legal requirements applicable to good business conduct and ethical behavior
◦Offer guidance in understanding Company policies, interpreting laws, and handling Company-related issues and situations
◦Foster clear, ethical behaviors and conduct to create an atmosphere of respect, trust, cooperation, and collaboration throughout the Company and its activities
◦Provide clear and well-defined procedures by which employees can easily obtain information, ask questions, and, if necessary, report any suspected violations of any of our Business Ethics policies
•In addition to abiding by all applicable laws, all management and employees are required to comply fully with our Code of Conduct, which sets forth the Company’s values, business culture, and practices. The Code of Conduct also governs conduct between our employees and our customers and vendors with whom we do business. Because many of our customers are companies in the pharmaceutical and biotech industries, we have incorporated in our Code of Conduct the principles of the Pharmaceutical Supply Chain Initiative, including Leadership, Partnering, Presence, Consistency & Quality, Learning, and Innovation & Discovery.
Human Rights
•The Company was founded on the belief that our software technologies could lead to important advances in healthcare, thereby improving patient outcomes, advancing and improving global health, and bettering the lives of humankind. This objective cannot be accomplished without a commitment to human rights, and we are committed to ensuring that, in our day-to-day business practices, in our business relationships, and in matters of employment, we will uphold our own principles as delineated in our Code of Conduct. Furthermore, we support the principles set forth in the United Nations International Bill of Human Rights, specifically the Universal Declaration of Human Rights, and the ILO Declaration on Fundamental Principles and Rights at Work and have a written Human Rights Policy to uphold these commitments. As we evolve this policy, we will look to the UN Guiding Principles on Business and Human Rights ("UNGPs") for guidance.
Governance
•We are committed to ensuring strong corporate governance practices on behalf of our shareholders and other stakeholders. We believe strong corporate governance provides the foundation for financial integrity and shareholder confidence. Our Board of Directors is responsible for the oversight of risks facing the Company, while our management is responsible for the day-to-day management of risk. The Board has three committees: Audit Committee, Compensation Committee, and Nominating & Corporate Governance Committee. The Board, as a whole, directly oversees our strategic and business risk, including risks related to financial reporting, compensation practices, cybersecurity, ESG, and product developments. In addition, all our employees, contractors, and vendors are required to follow our Code of Conduct as a part of our good governance practice. We have increased gender and racial diversity of the Board of Directors with appointment of new independent director. Our ESG steering committee oversees and executes matters related to ESG. More information about our corporate governance features can be found in our Proxy Statement for the 2024 Annual Meeting of Shareholders (the "Proxy Statement"), which we intend to file with the SEC within 120 days after August 31, 2023, the close of our fiscal year covered by this Report.
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

Risk Factor Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Report.

•Our business is subject to risks arising from epidemic diseases, such as the COVID-19 illness.
•Our ability to sustain or increase revenues will depend upon our success in entering new markets, continuing to increase our customer base, and in deriving additional revenues from our existing customers.
•A decrease in, or resistance to, the acceptance of model-informed biopharmaceutical discovery and development could damage our reputation or reduce the demand for our products and services.
•Consolidation within the pharmaceutical and biotechnology industries may continue to lead to fewer potential customers for our products and services.
•We face strong competition, and increasing competition and costs within the industries and markets we operate in may negatively affect the demand for our products and services.
•Health care reform and restrictions on reimbursement may affect the customers that purchase or license our products or services, which may negatively affect our results of operations and financial condition.
•We are subject to price pressures in some of the markets we serve.
•Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event.
•Our insurance coverage may not be sufficient to avoid material impact on our financial position or results of operations resulting from claims or liabilities against us.
•Changes in government regulation or in practices relating to the industries in which we operate, including potential health care reform, could decrease the need for the services we provide.
•Any failure by us to comply with applicable regulations and related guidance could harm our reputation and operating results, and compliance with new regulations and guidance may result in additional costs.
•Our sales cycle is lengthy, and customers may delay entering into contracts or decide not to adopt our products or solutions after we have expended significant time and resources and supported evaluation by them of our technology.
•Many of our contracts are fixed price and may be delayed or terminated or reduced in scope for reasons beyond our control, or we may underprice or overrun cost estimates with these contracts, potentially resulting in financial losses.
•We could experience a breach of the confidentiality of the information we hold or of the security of our computer systems.
•Impairment of goodwill or intangible assets may adversely impact future results of operations.
•Software defects or malfunctions in our products could negatively impact our reputation and results of operations.
•Delays in the release of new or enhanced products or services or undetected errors in our products or services may result in increased cost to us, delayed market acceptance of our products, and delayed or lost revenue.

•We are subject to various risks associated with the operation of a global business, including foreign currency exchange rate risk and complex regulatory frameworks, amongst other things.
•Changes in applicable tax laws or regulations and the resolution of tax disputes could negatively affect us.
•Contract research services create a risk of liability.
•Upgrading our software could result in implementation issues and business disruptions.
•The industries in which we operate have a history of intellectual property litigation, involvement in intellectual property lawsuits is often very costly.
•We may not be able to successfully develop and market new services and products.
•Failure on our part to retain key personnel and to recruit adequate replacements could harm our business.
•Failure to successfully select and integrate the businesses and technologies we acquire could harm our business.
•Our periodic operating results fluctuate and may continue to fluctuate in the future, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
•Loss of our major customers could materially and adversely affect our business.
•A significant portion of our operating expenses is relatively fixed and planned expenditures are based in part on expectations regarding future revenues.
•If our security is breached or we fail to properly protect customer data, our business could be disrupted, our operating results could be harmed, and customers could be deterred from using our products and services.
•Changes in and/or failure to comply with other applicable laws, regulations, and interpretations of such laws and regulations could materially adversely affect our reputation, business and financial performance.
•We rely upon a single internal hosting facility and Amazon Web Services to deliver certain solutions to our customers and any disruption of or interference with our hosting systems, operations, or use of the Amazon Web Services could harm our business and results of operations.
•If we are not able to reliably meet our data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, our business could be harmed.
•Some of our software solutions and services utilize open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.
•We may be unable to adequately enforce or defend our ownership and use of our intellectual property rights.
•Litigation or claims made against us, which may arise in the ordinary course of our business, could be costly and time-consuming to defend.
•Our business depends on the clinical trial market, and a downturn in this market could harm our business.
•Any failure to do maintain proper and effective internal control over financial reporting in the future could impair our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.
•As a public company, we may incur significant administrative workload and expenses in connection with new and changing compliance requirements.
•Cash expenditures associated with our acquisition of Immunetrics may create certain liquidity and cash flow risks.
•The business acquired through the Immunetrics acquisition may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.
•The obligations and liabilities of Immunetrics, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of the Immunetrics business to us.
•Our Board of Directors may (in its discretion) suspend the quarterly dividend that we typically pay, and, consequently, which could negatively impact your ability to achieve a return on your investment.
•If our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price of our common stock may decline.
•The price of our common stock may fluctuate significantly, and investors could lose all or part of their investment.
•If securities or industry analysts issue an adverse or misleading opinion regarding our stock, or our inclusion in the S&P 600 discontinues, our stock price and trading volume could decline.
•We may raise capital through the issuance of our common stock, convertible debt, or equity-linked securities, which could result in dilution to our stockholders or a negative impact on the price of our common stock.

•We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value, and share repurchases could increase the volatility of the price of our common stock.
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Certain Risks Related to Our Business
Our business is subject to risks arising from epidemic diseases, such as the outbreak of the COVID-19 illness.
The occurrence of regional epidemics or a global pandemic, such as COVID-19, may adversely affect our operations, financial condition, and results of operations. In the last few years, the COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability.
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

A decrease in, or resistance to, the acceptance of model-informed biopharmaceutical discovery and development by regulatory authorities or academic institutions could damage our reputation or reduce the demand for our products and services.

In recent years, there has been a steady increase in the recognition by regulatory and academic institutions of the role that modeling and simulation can play in the biopharmaceutical development and approval process, as demonstrated by new regulations and guidance encouraging the use of modeling and simulation in the biopharmaceutical discovery, development, testing, clinical trial and approval process, which has positively impacted our business. Changes in government or regulatory policy, or a stagnation or reversal in the trend toward increasing the acceptance of and reliance upon use of computer modeling and simulation in the drug approval process, could decrease the demand for our products and services or lead our customers to cease use of, or to recommend against the use of, our products and services. This, in turn, could negatively impact our reputation and/or have a material adverse impact on our business prospects and results of operations.
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
We are subject to price pressures in the markets we serve.

The market for modeling and simulation products for the life science industry is intensely competitive. Although the average price of our software licenses has increased or remained relatively constant for fiscal years 2023, 2022, and 2021, we may experience a decline in the future. In response to increased competition and general adverse economic conditions in this market, we may be required to modify our pricing practices. Changes in our pricing model could adversely affect our revenues and earnings.
Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities.
Our research and development operations and administrative functions are primarily conducted at our facilities in Lancaster, California; Buffalo, New York; Paris, France; Research Triangle Park, North Carolina; and Pittsburgh, Pennsylvania. Although we have contingency plans in effect for natural disasters or other catastrophic events, the occurrence of such events could still disrupt our operations. For example, our Lancaster, California facility is located in a state that is particularly susceptible to earthquakes and wildfires. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.
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
We are subject to various risks associated with the operation of a global business.
We derive a significant portion of our total revenue from our operations in international markets. During the years ended August 31, 2023, 2022, and 2021, 31%, 30%, and 31%, respectively, of our total revenue was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession, and currency-exchange-rate fluctuations. In addition, political and economic changes, including the imposition of import restrictions or tariffs, geopolitical instability, international conflicts and terrorist acts, throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees, distributors, and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.
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
As a CRO, we face a range of potential liabilities which may include:
•Errors or omissions in reporting of study detail in preclinical studies that may lead to inaccurate reports, which may undermine the usefulness of a study or data from the study, or which may potentially advance studies absent the necessary support or inhibit studies from proceeding to the next level of testing
•Risks associated with our possible failure to properly care for our clients’ property, such as data, research models, records, work in progress, or other archived materials
Contractual risk transfer indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we are required to pay damages or bear the costs of defending any claim that is outside any contractual indemnification provision, or if a party does not fulfill its indemnification obligations, or the damage is beyond the scope or level of insurance coverage. We also often contractually indemnify our clients (subject to a limitation of liability), similar to the way they indemnify us, and we may be materially adversely affected if we have to fulfill our indemnity obligations. Furthermore, there can be no assurance that we nor a party required to indemnify us will be able to maintain such insurance coverage (either at all or on terms acceptable to us).
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
Our success depends to a significant extent on the continued services of our senior management and other members of management. We have employment agreements with our CEO, CFO, and certain of our other members of our leadership team that range from one to three years. If our CEO, CFO, division presidents, or other members of senior management do not continue in their present positions, our business may suffer. Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific and technical and managerial personnel. While we have a strong record of employee retention, there is still significant competition for qualified personnel in the software, pharmaceutical, and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner, could harm our business.
If we are not successful in selecting and integrating the businesses and technologies we acquire, or in managing our current and future divestitures, our business may suffer.

Over the years, we have expanded our business through acquisitions, including our most recent acquisition of Immunetrics. We continue to search to acquire businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions. Even if completed, acquisitions and alliances, including our most recent acquisition of Immunetrics, involve numerous risks which may include: difficulties in achieving business and continuing financial success; difficulties and expenses incurred in assimilating and integrating operations, services, products, technologies, or pre-existing relationships with our customers, distributors, and suppliers; challenges with developing and operating new businesses, including those which are materially different from our existing businesses and which may require the development or acquisition of new internal capabilities and expertise; challenges of maintaining staffing at the acquired entities, including loss of key employees; potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller(s); the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; diversion of management’s attention from other business concerns; acquisitions that become dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing shareholders; new technologies and products developed by others which cause businesses or assets we acquire to become less valuable; and risks that disagreements or disputes with prior owners of an acquired business, technology, service, or product may result in litigation expenses and dilution of our management’s attention. In the event that an acquired business or technology or an alliance does not meet our expectations, our results of operations may be adversely affected.

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
•the extent of cost overruns
•buying patterns of our clients
•budget cycles of our clients
•the effect of potential acquisitions and consequent integration
•the timing of new product releases by us or our competitors
•general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers’ access to capital
•changes in tax laws, rules, regulations, and tax rates in the locations in which we operate
•the timing and charges associated with completed acquisitions and other events, including our most recent acquisition of Immunetrics
•the financial performance of our investments
•exchange rate fluctuations
We derive a significant percentage of our revenues from a concentrated group of customers and the loss of more than one of our major customers could materially and adversely affect our business, results of operations or financial condition.
Three customers accounted for 6%, 4%, and 3%, respectively, of revenue for fiscal year 2023. Three customers accounted for 5%, 3%, and 3%, respectively, of revenues for fiscal year 2022. Three customers accounted for 11%, 4% and 3%, respectively, of revenues for fiscal year 2021. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations, or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new revenues to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.
We conduct business outside the U.S., which exposes us to foreign currency exchange rate risk, amongst other risk, and could have a negative impact on our financial results.

We operate on a global basis. In the three years ended August 31, 2023, 2022, and 2021, we had revenues of $7.3 million, $6.7 million, and $4.8 million, respectively, denominated in foreign currency in certain Asian and European markets.
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
Certain of our customer contracts are subject to cancellation by our customers at any time with limited notice. Customers engaged in clinical trials may terminate or delay a clinical trial for various reasons, including the failure of the tested product to satisfy safety or efficacy requirements, unexpected or undesired clinical results, decisions to de-emphasize a particular product or forgo a particular clinical trial, decisions to downsize clinical development programs, insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required clinical supplies. Any termination or delay in the clinical trials would likely result in a consequential delay or termination in those customers’ service contracts. We have experienced terminations and delays of our customer service contracts in the past (although no such past terminations have had a significant impact on our results of operations), and we expect to experience additional terminations and delays in the future. The termination of single-study arrangements could result in decreased revenues and the delay of our customers’ clinical trials could result in delayed professional services revenues, which could adversely impact our business.
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

Changes in and/or failure to comply with other laws, regulations, and interpretations of such laws and regulations specific to the businesses and jurisdictions in which we operate could materially adversely affect our reputation, market position, or our business and financial performance.

The collection, use, disclosure, storage, disposal, protection and other processing of information about individuals, in particular healthcare data and sensitive personal information, is highly regulated in the United States, EU, and other jurisdictions, including but not limited to, under the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and other U.S. privacy, security and breach notification and healthcare information laws; the European Union’s General Data Protection Directive (“GDPR” and its national implementing laws); United Kingdom’s data privacy laws (The Data Protection Act 2018 (“UK GDPR”)), data privacy laws in other countries around the world (e.g., China’s Personal Information Protection Law (“PIPL”)), as well as data privacy laws in individual states in the U.S. (e.g., the California Consumer Privacy and Protection Act (“CCPA”) and the California Privacy Rights Act (“CPRA”)). Although we require our customers who send their clinical data to us for analyses to provide it in de-identified form within the meaning of HIPAA, in certain parts of our business, such as in conjunction with certain services we offer customers, we may process personal information relating to persons who have been, are, and may in the future be involved in clinical trials. The collection, retention, use, disclosure, and other processing of such personal information is governed, by the applicable data privacy and cybersecurity laws.

While we do not consider our service offerings to generally cause us to be considered a covered entity under HIPAA., HIPAA does require the use of standard contract language in contracts with our customers who are covered entities under HIPAA which define our obligations to safeguard the protected health information of patients if provided by our covered-entity customers. We have adopted policies, practices, procedures, and training to safeguard the receipt, maintenance, processing, retention and transmission of such personal information.

In addition to the laws specifically passed to regulate the processing of personal information, the Federal Trade Commission (the “FTC”) and many state attorneys may generally interpret federal, state and local consumer protection laws to impose evolving standards for the handling and security of personal information. Thus, such consumer protection laws may require us to publicly disclose how we process personal information about individual consumers and choices such individuals may have about the way we handle their personal information. The interpretation and application of the consumer protection laws to personal information are still evolving and remain uncertain.

As noted above, certain states have also adopted personal data privacy laws. For example, the CCPA and CPRA impose obligations and restrictions on businesses regarding their collection, use, and sharing of personal information of, as well as defining certain data privacy rights to, California residents. Such data privacy rights include the right to access or have deleted their personal information that is processed by businesses and the right to opt out of certain sharing or processing of their personal information. Most state data privacy laws also impose monetary penalties for violations of the respective law. The interpretation and application of the new state data privacy laws are still evolving, which provides some uncertainty.

The GDPR and the UK GDPR also impose numerous requirements on companies that process personal data of residents from those respective jurisdictions, including requirements relating to processing health and other sensitive personal data, cross-border transfers, notice and consent, and contractual obligations with vendors and service providers who process personal data on behalf of a business. Both the GDPR and UK GDPR also provide individuals who are residents with certain data privacy rights with respect to an individual’s personal data processed by a business such as, for example, the right of access, the right to rectification, the right to erasure, the right to restrict processing, and the right to data portability. The GDPR permits data protection authorities to impose significant penalties for violations of the GDPR including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The UK GDPR provides for similar penalties for violations of the UK GDPR. The interpretation and application of these laws by the judicial systems are still evolving.

Legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EU to the United States. Recently, the EU and the U.S. agreed to a new Data Privacy Framework which will allow businesses to transfer data from the EU to the US in a secure and compliant way. We also currently rely on the standard contractual clauses with our customers to transfer personal data outside the EU to the U.S., among other data transfer mechanisms pursuant to the GDPR or the UK GDPR. While the standard contractual clauses and the new Data Privacy Framework have been determined to be adequate personal data transfer mechanism for transfer of personal information from the EU to the U.S. by some regulatory authorities, there remains the possibility that challenges will be raised to the sufficiency of such transfer mechanisms which has created uncertainty.

In view of the trend for enactment of data privacy laws globally, we have implemented a comprehensive data privacy management program that includes physical, technological, and operational safeguards (such as policies, notices, processes, contractual provisions, and employee trainings) to help ensure that we process personal information about our employees and personal information received from our customers in a compliant manner. We have also appointed VeraSafe, a global leader in privacy law and data protection, as our Data Protection Officer. As data protection laws expand in number and scope with relevance to the kinds of personal information we process, we may need to modify our data privacy program and practices, and incur additional expenses, to accommodate such expansion and adjustments.
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

We incurred significant transaction costs and integration costs in connection with our acquisition of Immunetrics on June 16, 2023. While we expected that the transactions costs would be incurred, there are many factors beyond our control that could affect the total amount of the integration expenses associated with the acquisition. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. In addition to integration-related expenses that we will incur, pursuant to the Merger Agreement we agreed to pay the equity holders of Immunetrics up to $1.8 million that was held back at closing and an aggregate of $8.0 million in earnout payments if Immunetrics achieves specified financial goals through December 31, 2024. To the extent the integration expenses are higher than anticipated, we may experience liquidity or cash flow issues.
The Immunetrics business we acquired may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.
The Immunetrics business, which was merged into the Company through a short form merger in September 2023, may not perform as we or the market expects. Risks associated with the Immunetrics acquisition include, without limitation:
•integrating businesses is a difficult, expensive, and time-consuming process, and the failure to successfully integrate our businesses with the business of Immunetrics in the expected time frame could adversely affect our financial condition and results of operation

•the addition of Immunetrics has increased the size of our operations, and, if we are not able to manage our expanded operations effectively, our common stock price may be adversely affected
•the extent to which we may realize the expected synergies and cost savings is uncertain at this time
•the success of the Immunetrics acquisition will also depend upon relationships with third parties and Immunetrics’ and our pre-existing customers, which relationships may be affected by customer preferences or public attitudes about the Immunetrics acquisition. Any adverse changes in these relationships could adversely affect our business, financial condition, and results of operations.
The obligations and liabilities of Immunetrics, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of Immunetrics to us.
Immunetrics’ obligations and liabilities, some of which may not have been fully disclosed to us, may be greater than we have anticipated. The obligations and liabilities of Immunetrics could have a material adverse effect on our business or Immunetrics’ value to us or on our business, financial condition, or results of operations. Although we have held back $1.8 million of the merger consideration to cover any negative net working capital adjustments (if any) and Immunetrics’ indemnification obligations under the Merger Agreement, such holdback amount may not be sufficient to cover all claims brought against us or Immunetrics in the future in relation to Immunetrics’ business or operations. In the event that we are responsible for liabilities substantially in excess of the $1.8 million holdback amount and/or any other amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer consequences that would substantially reduce our earnings and cash flows or otherwise materially and adversely affect our business, financial condition, or results of operations.

Certain Risks Related to Ownership of Our Common Stock
We have been paying quarterly dividends on shares of our common stock, and although there has been a consistent track record of paying these dividends, our Board of Directors may suspend the dividend, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
Should our Board of Directors suspend the dividend and decide to use those funds to invest more into our business, you may not receive any dividends on your investment in our common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Shares of our common stock may depreciate in value or may not appreciate in value.
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
Shares of our common stock were sold in our initial public offering (“IPO”) in 1996 at a price of $1.25 per share (on a post-split basis), and our common stock has subsequently traded as high as $90.92 and as low as $0.38 from our IPO through August 31, 2023. However, an active, liquid, and orderly market for our common stock on the Nasdaq Global Select Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including without limitation:
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
•sales of our common stock by us, our executive officers and directors, or our stockholders in the future
•general economic and market conditions and overall fluctuations in the United States equity markets, including volatility related to the coronavirus outbreak and related health concerns and/or global political instability
•the loss of any of our key scientific or management personnel
Broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.
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
Pursuant to the share repurchase program authorized by our Board of Directors on December 29, 2022, we are authorized to repurchase up to an aggregate of $50 million of outstanding shares of our common stock from time to time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions, and/or other transactions, in accordance with federal securities laws. Such program may be suspended or discontinued at any time. On January 11, 1023, we entered into the ASR Agreement with Morgan Stanley, pursuant to which we repurchased $20 million of shares of our common stock, amounting to an aggregate of 492,041 shares. Repurchases under the ASR Agreement were completed in the quarter ended May 31, 2023, and we may not repurchase any additional shares thereunder. As of August 31, 2023, we have not made any repurchases outside of the ASR Agreement. As a result, we may repurchase up to $30 million more of our shares of common stock pursuant to our repurchase program. However, we are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of further share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The timing of additional repurchases pursuant to our share repurchase program, if any, could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase any additional shares, and there can be no assurance that any share repurchases will enhance shareholder value because the stock price of our common stock may decline below the levels at which we effected repurchases.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
On May 25, 2023, we entered into an amendment, effective October 1, 2023, to the lease agreement for our office space in Durham, North Carolina. Prior to entering into the amendment, this lease was scheduled to terminate pursuant to its terms effective on September 30, 2023. The amendment extends the lease through September 30, 2026, and effective October 1, 2023, reduces the leased square footage from 3,386 to approximately 1,510, and reduces the monthly base rent from $8 thousand per month to $4 thousand per month with an annual increase of 3%. The amended lease agreement gives the Company the right, upon 9 months prior notice, to extend the lease for an additional 60 months.
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
We lease 7,141 square feet of office space in Pittsburgh, Pennsylvania. The lease term extends to May 31, 2025, and the base rent is $10 thousand per month. The lease agreement provides the Company with one five-year renewal option.
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
Holders
As of October 20, 2023, there were 50 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers, and other financial institutions.
Dividends
The following dividends were declared by our Board of Directors during the fourth quarter of fiscal year 2023:
(in thousands, except dividend per share amounts)

Fiscal Year	Record Date	Distribution Date	# of Shares Outstanding on Record Date	Dividend per Share	Total Amount
2023	7/31/2023	8/07/2023	19,931	$0.06	$1,196
Although we paid quarterly dividends of $0.06 per share of common stock in each quarter of fiscal year 2023, all future dividends are subject to declaration by our Board of Directors. There can be no assurances that our Board of Directors will continue the dividend distributions for any specified number of quarters. Refer to Note 6 – Shareholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Report) for further details regarding dividends.
Securities authorized for issuance under equity compensation plans
On December 23, 2016, the Board of Directors adopted, and on February 23, 2017, the shareholders approved, the Company's 2017 Equity Incentive Plan (the "2017 Plan"), under which a total of 1.0 million shares of common stock were initially reserved for issuance. The 2017 plan would have terminated pursuant to its terms in December 2026; however, the 2017 Plan was replaced by the Company’s 2021 Plan (as defined below), and as a result, no further issuances of shares may be made under the 2017 Plan.

On April 9, 2021, the Board of Directors adopted, and on June 23, 2021, the shareholders approved, the Company's 2021 Equity Incentive Plan (the “2021 Plan”), under which a total of 1.3 million shares of common stock were initially reserved for issuance. On February 9, 2023, the Company's shareholders approved, and the Company adopted, an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder by an additional 250,000 shares. The 2021 Plan will terminate in 2031.
As of August 31, 2023, employees and directors of the Company held Qualified Incentive Stock Options ("ISOs") and Non-Qualified Stock Options (“NQSOs”) to purchase an aggregate of 1.5 million shares of common stock at exercise prices ranging from $6.85 to $66.14 per share.

Equity Compensation Plan Information

The following table provides information as of August 31, 2023, regarding our equity compensation plans:

(in thousands, except weighted-average amounts)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Column reference	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,478	$34.62	847
Equity compensation plans not approved by security holders	—	$—	—
Total	1,478	$34.62	847
Shareholder Return Performance Graph
The following graph compares the cumulative total stockholder return on Simulations-Plus, Inc. (SLP) common stock of a $100 investment from August 31, 2018, through August 31, 2023, assuming reinvestment of dividends, with a similar investment in the Russell 3000 index (“Russell 3000”) and with the companies listed in the Nasdaq Composite - Total Returns (“IXIC”), and the S&P600 Health Care Equipment & Services Industry Group Index ("SP600-3510"). The historical information set forth below is not necessarily indicative of future performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	2019	2020	2021	2022	2023
SLP	$176.28	$292.59	$218.39	$299.69	$225.25
NASDAQ	$98.41	$145.53	$188.59	$146.86	$173.27
Russell 3000	$99.54	$118.67	$155.69	$134.09	$150.36
SP600-3510	$85.58	$87.53	$135.98	$102.81	$96.18
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
During the year ended August 31, 2023, there were no other unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Repurchases
On December 29, 2022, our Board of Directors authorized and approved a share repurchase program for up to $50 million of the outstanding shares of our common stock, and on January 11, 2023, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase an aggregate of $20 million of our outstanding shares of common stock as part of the share repurchase program, which was settled in full in May 2023. The share repurchase program has no expiration date but may be terminated at any time at our Board of Directors’ discretion.
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

Management Overview
Fiscal Year 2023 Financial Highlights:
•Consolidated revenues increased by $5.7 million, or 11%, to $59.6 million for the year ended August 31, 2023, compared to $53.9 million for the year ended August 31, 2022
•Consolidated gross profit increased by $4.9 million, or 11%, to $47.9 million for the year ended August 31, 2023, compared to $43.1 million for the year ended August 31, 2022
•Income from operations decreased by $6.2 million, or 41%, to $8.7 million for the year ended August 31, 2023, from $14.9 million for the year ended August 31, 2022
•Net income decreased by $2.5 million, or 20%, to $10.0 million for the year ended August 31, 2023, compared to $12.5 million for the year ended August 31, 2022
•Diluted earnings per share decreased by $0.11, or 18%, to $0.49 for the year ended August 31, 2023, compared to $0.60 for the year ended August 31, 2022
Strategy Going Forward:
•Continue to invest in research and development to enhance and expand our scientific product functionality and service capabilities
•Continue to pursue customer collaborations to support expansion of our products and services portfolio
•Continue our aggressive marketing campaigns to open new market opportunities
•Continue to expand our sales and marketing staff and distributor channels
•Continue to recruit and retain scientific staff to support our product and services innovation
•Continue to seek strategic acquisitions that complement our existing solutions portfolio and expand our markets

Fiscal year 2023 was a successful year for the Company. We enhanced our leadership in modeling and simulation with the release of new technology. We expanded our collaborations with industry and regulatory leaders. We executed on our strategy to expand our business and market opportunity through acquisitions. We also grew our scientific staff through excellent retention and recruiting efforts. We believe the continued growth of our software and services business is the result of steadily increasing adoption and awareness of the value of simulation and modeling software tools across the pharmaceutical industry, the continuing push by regulatory agencies for increased use of modeling and simulation, and the expertise we offer as consultants to assist companies involved in the research and development of new medicines. We continue to be a leader in the fast-growing global biosimulation market.

Results of Operations
Comparison of fiscal years 2023 and 2022

(in thousands)	Years ended August 31,
	2023	2022	$ Change	% Change
Revenue	$59,577	$53,906	$5,671	11%
Cost of revenue	11,630	10,822	808	7%
Gross profit	47,947	43,084	4,863	11%
Research and development	4,504	3,208	1,296	40%
Selling, general, and administrative	34,718	24,965	9,753	39%
Total operating expenses	39,222	28,173	11,049	39%
Income from operations	8,725	14,911	(6,186)	(41)%
Other income, net	2,970	204	2,766	1,356%
Income before income taxes	11,695	15,115	(3,420)	(23)%
Provision for income taxes	(1,734)	(2,632)	898	(34)%
Net income	$9,961	$12,483	$(2,522)	(20)%
Revenues
Revenues increased by $5.7 million, or 11%, to $59.6 million for the year ended August 31, 2023, compared to $53.9 million for the year ended August 31, 2022. This increase is primarily due to an increase of $3.9 million, or 12% in software-related revenue driven by timing of the software license renewals and foreign currency exchange rate fluctuations when comparing the years ended August 31, 2023, and 2022 and a $1.8 million, or 8%, increase in service-related revenue driven by addition of Immunetrics services revenue.
Cost of revenues
Cost of revenues increased by $0.8 million, or 7%, for the year ended August 31, 2023, compared to the year ended August 31, 2022. The increase is primarily due to an increase of $0.6 million, or 19%, in software-related cost of revenue and an increase of $0.2 million, or 3%, in service-related cost of revenue driven by addition of Immunetrics services cost when compared to the year ended August 31, 2022.
Gross profit
Gross profit increased by $4.9 million, or 11%, to $47.9 million for the year ended August 31, 2023, compared to $43.1 million, for the year ended August 31, 2022. The increase in gross profit is primarily due to an increase in gross profit for our software business of $3.3 million, or 11%, and an increase in gross profit for our services business of $1.6 million, or 12%.
Overall gross margin percentage was 80% and 80% for the years ended August 31, 2023, and 2022, respectively.
Research and development
We incurred $7.8 million of research and development costs during year ended August 31, 2023. Of this amount, $3.3 million was capitalized as a part of capitalized software development costs and $4.5 million was expensed. We incurred $6.4 million of research and development costs during year ended August 31, 2022. Of this amount, $3.2 million was capitalized and $3.2 million was expensed. The overall increase in research and development costs is primarily due to development of the newest version of our MonolixSuite product, version 2023R1, which was released on February 28, 2023, the development of the newest version of our GastroPlus product, version X, and the development of the newest version of our ADMET Predictor, version 11, with significant enhancements to the AIDD module; as well as an increase in personnel costs from market compensation adjustments following the Company’s engagement during fiscal year 2022 of an external consulting firm, Arthur J. Gallagher & Co., to complete a full market study on the compensation payable to our employees compared to those of our “peers”. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for all our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent.

Selling, general, and administrative expenses
Selling, general, and administrative (“SG&A”) expenses increased by $9.8 million, or 39%, to $34.7 million for the year ended August 31, 2023, compared to $25.0 million for the year ended August 31, 2022. This increase was primarily due to a $5.4 million increase in employee and labor-related expenses from a 11% headcount increase to meet the robust and growing demand for our services, as well as market compensation adjustments following the Company’s engagement during fiscal year 2022 of an external consulting firm, Arthur J. Gallagher & Co., to complete a full market study on the compensation payable to our employees compared to those of our “peers”. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for all our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent. The $5.4 million increase in personnel costs includes an increase in base salaries of $1.7 million, an increase in accrued bonuses of $1.2 million, an increase in stock compensation of $1.6 million, and an increase in employee benefits of $0.4 million.
Additionally, the overall increase in SG&A expenses is due to an increase in one-time charges such as merger and acquisition costs of $3.0 million, including a $1.6 million bonus compensation charge for Immunetrics employees, an impairment charge $0.5 million for Cognigen trade name due to management strategy to no longer use Cognigen trade name. In addition, SG&A also increased due to an increase in director compensation of $0.2 million, an increase in accounting and tax fees of $0.2 million, an increase in commissions to distributors of $0.1 million, and an increase of $0.1 million due to the newly required excise tax on share repurchases completed during fiscal year 2023.
As a percent of revenues, SG&A expense was 58% for the year ended August 31, 2023, compared to 46% for the year ended August 31, 2022.
Other income
Total other income was $3.0 million for the year ended August 31, 2023, compared to total other income of $0.2 for the year ended August 31, 2022. The increase is primarily due to an increase in interest income of $3.4 million driven by an increase in interest rates, partially offset by the change in the fair value of contingent consideration of $0.4 million mainly driven by increase in the fair value of contingent consideration by $0.7 million for the Immunetrics earnout, when compared to $0.2 million for the year ended August 31, 2022.
Provision for income taxes
The provision for income taxes was $1.7 million for the year ended August 31, 2023, compared to $2.6 million for the year ended August 31, 2022. Our effective tax rate decreased to 15% mainly due to favorable foreign income tax rates for the year ended August 31, 2023, when compared to 17% for the year ended August 31, 2022.
Comparison of fiscal years 2022 and 2021

(in thousands)	Years ended August 31,
	2022	2021	$ Change	% Change
Revenue	$53,906	$46,466	$7,440	16%
Cost of revenue	10,822	10,600	222	2%
Gross profit	43,084	35,866	7,218	20%
Research and development	3,208	4,047	(839)	(21)%
Selling, general, and administrative	24,965	20,566	4,399	21%
Total operating expenses	28,173	24,613	3,560	14%
Income from operations	14,911	11,253	3,658	33%
Other income, net	204	(168)	372	221%
Income before income taxes	15,115	11,085	4,030	36%
Provision for income taxes	(2,632)	(1,303)	(1,329)	102%
Net income	$12,483	$9,782	$2,701	28%

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
Other income/expense
Total other income was $0.2 million for the year ended August 31, 2022, compared to total other expense of $0.2 million for the year ended August 31, 2021. The increase of $0.4 million is primarily due to an increase in net interest income of $0.5 million and a change in the value of contingent consideration by $0.2 million, partially offset by an increase in the loss on currency exchange of $0.4 million.
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

Results of Operations by Business Unit
Comparison of fiscal years 2023 and 2022
Revenues

(in thousands)	Years ended August 31,
	2023	2022	Change ($)	Change (%)
Software	$36,517	$32,642	$3,875	12%
Services	23,060	21,264	1,796	8%
Total	$59,577	$53,906	$5,671	11%
Cost of Revenues

(in thousands)	Years ended August 31,
	2023	2022	Change ($)	Change (%)
Software	$3,627	$3,060	$567	19%
Services	8,003	7,762	241	3%
Total	$11,630	$10,822	$808	7%
Gross Profit

(in thousands)	Years ended August 31,
	2023	2022	Change ($)	Change (%)
Software	$32,890	$29,582	$3,308	11%
Services	15,057	13,502	1,555	12%
Total	$47,947	$43,084	$4,863	11%
Software Business
For the year ended August 31, 2023, the revenue increase of $3.9 million, or 12%, compared to the year ended August 31, 2022, was primarily due to higher revenue from GastroPlus® of $2.0 million, higher revenue from MonolixSuite of $0.9 million, and higher revenue from ADMET Predictor® of $0.4 million. Cost of revenues increased by $0.6 million, or 19%, during the same periods, and gross profit increased by $3.3 million, or 11%, for the year ended August 31, 2023, compared to the year ended August 31, 2022.
Services Business
For the year ended August 31, 2023, the revenue increase of $1.8 million, or 8%, compared to the year ended August 31, 2022, was primarily due to higher revenues from PKPD services of $1.0 million and an increase in revenues from PBPK services of $1.0 million, slight increase in revenues from QSP driven by addition of Immunetrics services revenue, partially offset by a decrease of $0.2 million from other revenues. Cost of revenues increased by $0.2 million, or 3%. Gross profit increased by $1.6 million, or 12%, for the same periods.

Comparison of fiscal years 2022 and 2021
Revenues

(in thousands)	Years ended August 31,
	2022	2021	Change ($)	Change (%)
Software	$32,642	$27,670	$4,972	18%
Services	21,264	18,796	2,468	13%
Total	$53,906	$46,466	$7,440	16%
Cost of Revenues

(in thousands)	Years ended August 31,
	2022	2021	Change ($)	Change (%)
Software	$3,060	$3,235	$(175)	(5)%
Services	7,762	7,365	397	5%
Total	$10,822	$10,600	$222	2%
Gross Profit

(in thousands)	Years ended August 31,
	2022	2021	Change ($)	Change (%)
Software	$29,582	$24,435	$5,147	21%
Services	13,502	11,431	2,071	18%
Total	$43,084	$35,866	$7,218	20%
Software Business
For the year ended August 31, 2022, the revenue increase of $5.0 million, or 18%, compared to the year ended August 31, 2021, was primarily due to higher revenues from GastroPlus of $2.4 million and an increase in revenue from MonolixSuite Software of $1.6 million. Cost of revenue decreased by $0.2 million, or 5%, during the same periods, and gross profit increased by $5.1 million, or 21%, primarily due to the increase in revenue.
Services Business
For the year ended August 31, 2022, the revenue increase of $2.5 million, or 13%, compared to the year ended August 31, 2021, was primarily due to higher revenues from PBPK of $1.4 million and an increase in revenues from QSP/QST of $0.5 million. Cost of revenue increased by $0.4 million, or 5%. Gross profit increased by $2.1 million, or 18%, for the same periods.

LIQUIDITY AND CAPITAL RESOURCES
As of August 31, 2023, the Company had $57.5 million in cash and cash equivalents, $57.9 million in short-term investments, and working capital of $118.4 million. Our principal sources of capital have been a follow-on public offering in August 2020 for $107.7 million and cash flows from our operations. We have achieved continuous positive operating cash flow over the last fourteen fiscal years.
On December 29, 2022, our Board of Directors authorized and approved a share repurchase program for up to $50 million of the outstanding shares of our common stock, including the repurchase of up to $20 million of our outstanding shares through an accelerated share repurchase transaction. Under the repurchase program, shares may be repurchased at our discretion based on ongoing assessment of the capital needs of our business, the market price of shares of our common stock, and general market conditions. Repurchases may be made pursuant to certain SEC regulations, which permit common shares to be repurchased when we would otherwise be prohibited from doing so under insider trading laws. There is no time limit in place for the completion of our share repurchase program, and the program may be suspended or discontinued at any time. Except as was required by the ASR Agreement, we are not obligated to repurchase any shares under the repurchase program. We have funded share repurchases to date, and will fund future repurchases, if any, through cash on hand and cash generated from operations.
On January 11, 2023, the Company entered into the ASR Agreement with Morgan Stanley to repurchase an aggregate of $20 million of our outstanding shares of common stock. The ASR Agreement was executed as part of our existing $50 million share repurchase program.

Pursuant to the terms of the ASR Agreement, we made an initial payment, using available cash balances, of $20 million to Morgan Stanley and received an initial delivery of 408,685 shares of Company common stock from Morgan Stanley. These 408,685 shares were retired and are treated as authorized, unissued shares. At final settlement on May 20, 2023, based on the volume-weighted average price of our common stock during the term of the ASR Agreement, Morgan Stanley delivered an additional 83,356 shares of Company common stock to the Company, which shares were also retired and treated as authorized, unissued shares.

On June 16, 2023, the Company acquired Immunetrics through a reverse triangular merger, pursuant to which Immunetrics became a wholly owned subsidiary of the Company. As consideration for the acquisition, at closing, the Company paid the equity holders of Immunetrics a cash payment in the aggregate amount of approximately $13.7 million, and also paid the representative of the Immunetrics stockholders $250,000 as an expense fund to cover expenses that it incurs in its role as such (collectively, the “Closing Payments”). In addition to the Closing Payments, the Company held back $1.8 million to cover any negative working capital adjustments (if any) and Immunetrics’ indemnification obligations under the Merger Agreement (the “Holdback Amount”), the balance of which, less any deductions, if any, will be distributed to the Immunetrics stockholders after expiration of the applicable hold back period. Furthermore, the Company agreed to pay the Immunetrics equity holders an aggregate amount of up to $8.0 million in earnout payments if Immunetrics achieves certain revenue milestones for the calendar years 2023 and 2024 (the “Earnout Payments,” and together with the Closing Payments and Holdback Amount, the “Merger Consideration”).

We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future, including to complete the remaining repurchases available under our $50 million share repurchase program, if we so choose. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may have to sell additional equity or debt securities. In the event that additional financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us.

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

Cash Flows
Operating Activities
Net cash provided by operating activities was $21.9 million for the year ended August 31, 2023. Our operating cash flows resulted in part from our net income of $10.0 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, $5.1 million related to changes in balances of operating assets and liabilities was added to net income and $6.8 million related to non-cash charges was added to net income to reconcile to cash flow from operations.
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
Investing Activities
Net cash provided by investing activities during the year ended August 31, 2023, was $7.4 million, primarily due to the proceeds from maturities of short-term investments of $114.9 million, offset by purchase of short-term investments of $95.0 million, $8.2 million for acquisition of Immunetrics, net of cash, and computer software development costs of $3.2 million.
Net cash provided by investing activities during the year ended August 31, 2022, was $4.3 million, primarily due to the proceeds from maturities of short-term investments of $109.1 million, offset by purchase of short-term investments of $100.8 million and computer software development costs of $3.2 million.
Financing Activities
Net cash used in financing activities during the year ended August 31, 2023, was $23.3 million, primarily due to share repurchases of $20.0 million and dividend payments totaling $4.8 million, partially offset by proceeds from the exercise of stock options totaling $1.5 million.
Net cash used in financing activities during the year ended August 31, 2022, was $7.6 million, primarily due to payments on contracts payable of $3.7 million related to the Lixoft acquisition, and dividend payments totaling $4.8 million, partially offset by proceeds from the exercise of stock options totaling $0.9 million.

DIVIDENDS

Refer to Note 6 – Shareholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Report) for details regarding dividends.

KNOWN TRENDS OR UNCERTAINTIES
We have seen some consolidation in the pharmaceutical industry during economic downturns, although these consolidations have not had a negative effect on our total revenues. Should customer delay, holds, program cancellations, or consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.
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
The world has been affected by the ongoing conflict between Russia and Ukraine, the developing conflict between Israel and Hamas, other geopolitical instability, and general economic uncertainty, amongst other things. Inflation has risen, Federal Reserve interest rates have increased, and the general consensus among economists suggests that we should expect a recession risk to continue for the near future. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.
Historically, we have paid cash dividends of $0.06 per share to holders of shares of our common stock on a quarterly basis. The declaration of any future dividends will be determined by our Board of Directors each quarter and will depend on earnings, financial condition, capital requirements, and other factors.
Our continued quest for strategic acquisitions could result in a significant change to revenues and earnings if one or more such acquisitions are completed.
The potential for growth in new markets (e.g., healthcare) is uncertain. We will continue to explore these opportunities until such time as we either generate revenues in these new markets or determine that resources would be more efficiently used elsewhere.
CONTRACTUAL OBLIGATIONS
The following table provides aggregate information regarding our contractual obligations as of August 31, 2023:

(in thousands)	Payments due by period
Contractual obligations:	Total	1 year	2–3 years	4–5 years	More than 5 years
Contracts payable(1)	$6,580	$3,250	$3,330	$—	$—
(1) Contracts payable are related to our Merger Agreement that the Company entered into with Immunetrics on June 16, 2023. Under the terms of the agreement, we agreed to pay the former stockholders of Immunetrics earnout payments up to an $8.0 million, consisting of two payouts of up to $4.0 million each, subject to a potential catch-up increase in certain circumstances. Additionally, a portion of the consideration, in an amount equal to $1.8 million, which was held-back by the Company at closing to cover any negative net working capital adjustments (if any) and Immunetrics’ indemnification obligations under the Merger Agreement. For further details regarding our contracts payable, refer to Note 11 to the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this of this Report.

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

The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $3.3 million, $3.2 million, and $2.9 million for the fiscal years ending August 31, 2023, 2022, and 2021, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products, not to exceed five years. Amortization of software development costs amounted to $1.5 million, $1.2 million, and $1.4 million for the fiscal years ending August 31, 2023, 2022, and 2021, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2023, the Company determined that it had five reporting units, Simulations Plus, Cognigen, DILIsym, Lixoft, and Immunetrics.

As of August 31, 2023, the entire balance of goodwill was attributed to four of the Company's reporting units, Cognigen, DILIsym, Lixoft, and Immunetrics. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. As of August 31, 2023, we recognized $0.5 million of impairment charge for the Cognigen trade name, as management determined we will no longer use the Cognigen trade name. Management determined that this impairment is immaterial and has no bearing on any other intangible assets including goodwill. No impairment losses were recorded during the years ended 2022 and 2021.

Business Acquisitions

The Company accounted for the acquisition of Cognigen, DILIsym, Lixoft, and Immunetrics using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include the estimated grant-date fair value of awards amortized over the options’ vesting period. Stock-based compensation expense, not including shares issued to directors for services, was $4.3 million, $2.7 million and $2.4 million for the years ended August 31, 2023, 2022, and 2021, respectively, and is included in the statements of operations as Consulting, Salaries, and Research and Development expense.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of August 31, 2023, and August 31, 2022, we had cash and cash equivalents of $57.5 million and $51.6 million, respectively. We hold held-to-maturity short-term investments that are exposed to market risk related to changes in interest rates, which could affect the value of our assets and liabilities. We do not hold any trading and/or available-for-sale securities. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market-rate risk.
In the years ended August 31, 2023, 2022, and 2021, we sold $7.3 million, $6.7 million, and $4.8 million, respectively, of software licenses through representatives in certain Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the Yen and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables is subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. Our Paris, France, division sells mainly in U.S. dollars and Euros and uses the Euro as a functional currency. As such, we are subject to currency translation and exchange rate changes. We do not hedge currencies or enter into derivative contracts.
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
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management assessed our internal control over financial reporting as of August 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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

ITEM 9B – OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the quarter ended August 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Walter Woltosz (1)	Director	Termination	7/15/2021	6/30/2023	480,000
Walter Woltosz (1)	Director	Adoption	7/17/2023	10/3/2025	560,000
John Paglia (2)	Director	Adoption	8/9/2023	7/31/2024	13,000

(1) On June 30, 2023, the pre-arranged stock trading plan pursuant to Rule 10b5-1, adopted by Walter Woltosz and his spouse on July 15, 2021 (the “Expired Plan”), automatically terminated pursuant to its terms. The Expired Plan provided for the potential sale of up to 480,000 shares of Company common stock until June 30, 2023. On July 17, 2023, Mr. Woltosz and his spouse entered into a new pre-arranged stock trading plan pursuant to Rule 10b5-1 (the “New Plan”), which provides for the potential sale of up to 560,000 shares of Company common stock. The New Plan expires on October 3, 2025, or upon the earlier completion of all authorized transactions under the New Plan.

(2) On August 9, 2023, John Paglia entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1, which provides for (i) the potential exercise of vested stock options and the associated sale of up to 11,000 shares of Company common stock underlying such options, and (ii) the potential sale of up to an additional 2,000 shares of Company common stock. The plan expires on July 31, 2024, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Please refer to the information included in Part II, Item 5 under the heading “Repurchases” for information regarding the Company’s effective share repurchase program, including sales made by the Company under the ASR Agreement during the quarter ended August 31, 2023.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report. We have adopted a Code of Conduct (the "code of conduct") that applies to each of our directors and employees, including our principal executive officer, principal financial officer, controller, and all other employees performing similar functions. The code of conduct is publicly available on our website at https://www.simulations-plus.com/wp-content/uploads/SLP-Code-of-Conduct-09-25-23.pdf. If we make any substantive amendments to the code of conduct or grant any waiver, including any implicit waiver, from a provision of the code of conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.
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
2.1^
Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto, incorporated by reference to an Exhibit 2.1 to the Company’s Form 8-K/A filed November 18, 2014.

2.2^
Stock Purchase Agreement by and among Simulation Plus, Inc., DILIsym Services, Inc., the Shareholders’ Representative and the Shareholders of DILIsym Services, Inc., incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed July 10, 2017.

2.3^	Share Purchase and Contribution Agreement Relating to Lixoft, dated March 31, 2020, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed April 2, 2020.
2.4^
Agreement and Plan of Merger, dated June 16, 2023, by and among Simulations Plus, Inc., Insight Merger Sub, Inc., Immunetrics, Inc. and LaunchCyte LLC, incorporated by reference to an Exhibit 2.1 to the Company’s Form 8-K filed June 20, 2023.

3.1	Articles of Incorporation of the Company, incorporated by reference to an Exhibit 3.1 to the Company’s Form 10-K filed November 29, 2010.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to an exhibit to the Company’s Form 10-K filed November 29, 2010.
3.3
Certificate of Amendment to the Amended and Restated Bylaws of Simulations Plus, Inc., incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A Proxy Statement filed December 31, 2018.

4.1	Form of Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed March 25, 1997.
4.2	Share Exchange Agreement, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed March 25, 1997.
4.3*	Description of Securities.
10.1(†)	The Company’s 2007 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed April 9, 2014.
10.2
Second Amendment to Lease by and between the Company and Crest Development LLC, dated as of May 1, 2016, incorporated by reference to Exhibit 10.4(d) to the Company’s Form 10-K filed November 14, 2016.

10.3	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 10, 2016.
10.4(†)	2017 Equity Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A Proxy Statement filed December 29, 2016.
10.5(†)	Employment Agreement by and between the Company and Shawn O’Connor dated September 3, 2020 incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 9, 2020.
10.6(†)	Employment Agreement by and between the Company and Will Frederick, dated December 1, 2020 incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed January 11, 2021..
10.7(†)	Separation Agreement, dated December 1, 2020, by and between the Company and John Kneisel, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed April 14, 2021.
10.8	Third Amendment to Lease by and between the Company and Crest Development LLC, dated as of December 28, 2020 incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 4, 2021..
10.9(†)	Simulation Plus, Inc. 2021 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 8, 2021.
10.10(†)
First Amendment to Employment Agreement, by and between Simulations Plus, Inc. and Shawn O’Connor, dated November 19, 2021 incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 19, 2021.

10.11(†)	Employment Agreement by and between the Company and John DiBella, dated January 1, 2022, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed October 28, 2022.
10.12(†)	Employment Agreement by and between the Company and Brett Howell, dated January 1, 2022, incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed October 28, 2022.

10.13(†)	Employment Agreement by and between the Company and Jill Fiedler-Kelly, dated January 1, 2022, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed October 28, 2022.
10.14^
Confirmation for Fixed Dollar Accelerated Share Repurchase Transaction, dated as of January 11, 2023, by and between Simulations Plus, Inc. and Morgan Stanley & Co. LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 12, 2023.

10.15	First Amendment to 2021 Equity Incentive Plan of Simulations Plus, Inc., dated February 9, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 13, 2023.
10.16	Fourth Amendment to Lease by and between the Company and Crest Development LLC, dated as of February 17, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed April 7, 2023.
10.17^
Earnout Agreement by and among Simulations Plus, Inc., Insight Merger Sub, Inc., Immunetrics, Inc. and LaunchCyte LLC, dated June 16, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 20, 2023.

10.18	Amended and Restated Employment Agreement between Simulations Plus, Inc. and Steven Chang, dated June 16, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 20, 2023.
21.1 *	List of Subsidiaries.
23.1 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments).
_____________________________

^	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.
***	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(†)	Refers to management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 27, 2023

SIMULATIONS PLUS, INC.

By:	/s/ Will Frederick
Will Fredrick Chief Financial Officer (Principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Shawn O’Connor	Chief Executive Officer (Principal executive officer)
Shawn O’Connor
October 27, 2023

/s/ Walter S. Woltosz	Chairman of the Board of Directors
Walter S. Woltosz
October 27, 2023

/s/ Dr. Lisa LaVange	Director
Dr. Lisa LaVange
October 27, 2023

/s/ Dr. Daniel Weiner	Director
Dr. Daniel Weiner
October 27, 2023

/s/ Sharlene Evans	Director
Sharlene Evans
October 27, 2023

/s/ Dr. John K. Paglia	Director
Dr. John K. Paglia
October 27, 2023

/s/ Will Frederick	Chief Financial Officer (Principal financial officer and principal accounting officer)
Will Frederick
October 27, 2023

SIMULATIONS PLUS, INC. & SUBSIDIARIES
CONTENTS
August 31, 2023, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Simulations Plus, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Simulations Plus, Inc. and Subsidiaries (the Company) as of August 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 27, 2023, expressed an unqualified opinion.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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

October 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Simulations Plus, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Simulations Plus, Inc. and Subsidiaries (the Company’s) internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the Company, and our report dated October 27, 2023 expressed an unqualified opinion thereon.
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

Rose, Snyder & Jacobs LLP

Encino, CA

October 27, 2023

SIMULATIONS PLUS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	August 31, 2023	August 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$57,523	$51,567
Accounts receivable, net of allowance for doubtful accounts of $46 and $12	10,201	13,787
Prepaid income taxes	804	1,391
Prepaid expenses and other current assets	3,904	3,377
Short-term investments	57,940	76,668
Total current assets	130,372	146,790
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $17,199 and $15,672	11,335	9,563
Property and equipment, net	671	632
Operating lease right-of-use assets	1,247	1,420
Intellectual property, net of accumulated amortization of $9,301 and $7,928	8,689	9,057
Other intangible assets, net of accumulated amortization of $2,107 and $2,662	12,825	7,560
Goodwill	19,099	12,921
Deferred tax assets	1,438	—
Other assets	425	439
Total assets	$186,101	$188,382
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$144	$225
Accrued compensation	4,392	3,254
Accrued expenses	659	931
Contracts payable	3,250	—
Operating lease liability - current portion	442	461
Deferred revenue	3,100	2,864
Total current liabilities	11,987	7,735
Long-term liabilities
Deferred income taxes, net	—	1,456
Operating lease liability	755	943
Contracts payable – net of current portion	3,330	—
Total liabilities	16,072	10,134
Commitments and contingencies	—	—
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized; 19,937,961 and 20,260,070 shares issued and outstanding	144,974	138,512
Retained earnings	25,196	40,044
Accumulated other comprehensive loss	(141)	(308)
Total shareholders' equity	170,029	178,248
Total liabilities and shareholders' equity	$186,101	$188,382
The accompanying notes are an integral part of these Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended August 31,
(in thousands, except per common share amounts)	2023	2022	2021
Revenues
Software	$36,517	$32,642	$27,670
Services	23,060	21,264	18,796
Total revenues	59,577	53,906	46,466
Cost of revenues
Software	3,627	3,060	3,235
Services	8,003	7,762	7,365
Total cost of revenues	11,630	10,822	10,600
Gross profit	47,947	43,084	35,866
Operating expenses
Research and development	4,504	3,208	4,047
Selling, general, and administrative	34,718	24,965	20,566
Total operating expenses	39,222	28,173	24,613

Income from operations	8,725	14,911	11,253

Other income (expense), net	2,970	204	(168)

Income before income taxes	11,695	15,115	11,085
Provision for income taxes	(1,734)	(2,632)	(1,303)
Net income	$9,961	$12,483	$9,782

Earnings per share
Basic	$0.50	$0.62	$0.49
Diluted	$0.49	$0.60	$0.47

Weighted-average common shares outstanding
Basic	20,075	20,196	20,045
Diluted	20,465	20,749	20,743

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	167	(265)	(101)
Comprehensive income	$10,128	$12,218	$9,681
The accompanying notes are an integral part of these Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Years ended August 31,
(in thousands, except per common share amounts)	2023	2022	2021
Common stock and additional paid in capital
Balance, beginning of period	$138,512	$133,418	$128,541
Exercise of stock options	1,543	891	1,461
Stock-based compensation	4,319	2,686	2,405
Shares issued to Directors for services	600	351	345
Shares issued - Lixoft	—	1,166	666
Balance, end of period	144,974	138,512	133,418

Retained earnings
Balance, beginning of period	40,044	32,407	27,436
Declaration of dividends	(4,809)	(4,846)	(4,811)
Repurchase and retirement of common shares	(20,000)	—	—
Net income	9,961	12,483	9,782
Balance, end of period	25,196	40,044	32,407

Accumulated other comprehensive loss
Balance, beginning of period	(308)	(43)	58
Other comprehensive income (loss)	167	(265)	(101)
Balance, end of period	(141)	(308)	(43)
Total shareholders’ equity	$170,029	$178,248	$165,782
Cash dividends declared per common share	$0.24	$0.24	$0.24
The accompanying notes are an integral part of these Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$9,961	$12,483	$9,782
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,840	3,574	3,590
Change in fair value of contingent consideration	680	283	486
Amortization of investment (discounts) premiums	(1,134)	1,678	2,350
Stock-based compensation	4,828	3,037	2,750
Deferred income taxes	(2,095)	(270)	(628)
Loss (gain) from disposal of assets	6	—	—
Impairment of other intangibles	500	—	—
Currency translation adjustments	167	(265)	(101)
(Increase) decrease in
Accounts receivable	4,097	(3,936)	(2,429)
Prepaid income taxes	587	(379)	(42)
Prepaid expenses and other assets	(501)	1,081	(157)
Increase (decrease) in
Accounts payable	(81)	(162)	39
Other liabilities	832	(1,437)	3,353
Accrued income taxes	(7)	—	—
Deferred revenue	176	2,213	210
Net cash provided by operating activities	21,856	17,900	19,203

Cash flows from investing activities
Purchases of property and equipment	(453)	(819)	(1,627)
Purchase of short-term investments	(95,045)	(100,846)	(122,395)
Proceeds from maturities of short-term investments	114,907	109,121	100,229
Purchased intangibles	(601)	—	—
Acquisition of Immunetrics, net of cash acquired	(8,223)	—	—
Capitalized computer software development costs	(3,219)	(3,151)	(2,949)
Net cash provided by (used in) investing activities	7,366	4,305	(26,742)

Cash flows from financing activities
Payment of dividends	(4,809)	(4,846)	(4,811)
Payments on contracts payable	—	(3,667)	(1,334)
Proceeds from the exercise of stock options	1,543	891	1,461
Repurchase and retirement of common shares	(20,000)	—	—
Net cash used in financing activities	(23,266)	(7,622)	(4,684)

Net increase (decrease) in cash and cash equivalents	5,956	14,583	(12,223)
Cash and cash equivalents, beginning of year	$51,567	$36,984	$49,207
Cash and cash equivalents, end of period	$57,523	$51,567	$36,984

Supplemental disclosures of cash flow information
Income taxes paid	$3,204	$3,233	$1,857

Non-Cash Investing and Financing Activities
Stock issued for acquisition of Lixoft	$—	$1,166	$666
Creation of contract liabilities from acquisition of subsidiaries	$5,900	$—	$—
Right of use assets capitalized	$227	$624	$905
The accompanying notes are an integral part of these Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Consolidated Financial Statements
For the Year Ended August 31, 2023
NOTE 1 – ORGANIZATION AND LINES OF BUSINESS
Organization

Simulations Plus, Inc. (“Simulations Plus”) was incorporated on July 17, 1996. In September 2014, Simulations Plus acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”) and Cognigen became a wholly owned subsidiary of Simulations Plus. In June 2017, Simulations Plus acquired DILIsym Services, Inc. (“DILIsym”) as a wholly owned subsidiary. In April 2020, Simulations Plus acquired Lixoft, a French société par actions simplifiée (“Lixoft”), as a wholly owned subsidiary pursuant to a stock purchase and contribution agreement. In June 2023, Simulations Plus acquired Immunetrics, Inc. (“Immunetrics”) as a wholly owned subsidiary through a reverse triangular merger. (Simulations Plus together with its subsidiaries, collectively, the “Company,” “we,” “us,” “our”).

Effective September 1, 2021, the Company merged both Cognigen and DILIsym with and into Simulations Plus through short-form mergers (the “Mergers”). To effectuate the Mergers, the Company filed Certificates of Ownership with the Secretaries of State of the states of Delaware (Cognigen’s and DILIsym’s state of incorporation) and California (Simulation Plus’ state of incorporation). Consummation of the Mergers was not subject to approval of the Company’s stockholders and did not impact the rights of the Company’s stockholders.

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
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Simulations Plus and its wholly owned operating subsidiaries, Lixoft and Immunetrics. All significant intercompany accounts and transactions are eliminated in consolidation.
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

Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of August 31, 2023, remaining performance obligations were $11.8 million. Ninety-five percent of the remaining performance obligations are expected to be recognized over the next 12 months, with the remainder expected to be recognized thereafter. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations and changes in the scope of contracts.
Disaggregation of Revenues

The components of disaggregation of revenue for the years ended August 31, 2023, 2022, and 2021 were as follows:

	Years ended August 31,
(in thousands)	2023	2022	2021
Software licenses
Point in time	$35,369	$31,587	$26,725
Over time	1,148	1,055	945
Services
Over time	23,060	21,264	18,796
Total revenue	$59,577	$53,906	$46,466
In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the years ended August 31, 2023, 2022, and 2021 were as follows:

	Years ended August 31,
(in thousands)	2023		2022		2021
	$	% of total	$	% of total	$	% of total
Americas	$40,817	69%	$37,681	70%	$32,549	70%
EMEA	11,713	20%	10,388	19%	7,906	17%
Asia Pacific	7,047	12%	5,837	11%	6,011	13%
Total	$59,577	100%	$53,906	100%	$46,466	100%
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
Contract asset balances as of August 31, 2023, 2022, and 2021, were $2.7 million, $1.7 million, and $3.2 million, respectively.
During the year ended August 31, 2023, the Company recognized $2.6 million of revenue that was included in contract liabilities as of August 31, 2022, and during the year ended August 31, 2022, the Company recognized $0.6 million of revenue that was included in contract liabilities as of August 31, 2021.

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
The activity in the allowance for credit losses related to our trade receivables is summarized as follows:

	Years ended August 31,
(in thousands)	2023	2022	2021
Balance, beginning of period	$12	$78	$50
Provision for expected credit losses	77	(66)	28
Write-offs	(43)	—	—
Balance, end of period	$46	$12	$78
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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. During the years ended August 31, 2023 and 2022, all of our investments were classified as held-to-maturity.
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
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $1.5 million, $1.2 million, $1.4 million for the years ended August 31, 2023, 2022, and 2021, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
We test capitalized computer software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Property and Equipment
Property and equipment are recorded at cost, or fair market value for property and equipment acquired in business combinations, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives as follows:

Equipment	5 years
Computer equipment	3 to 7 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Shorter of the asset life or lease term
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
Supplemental balance sheet information related to operating leases was as follows as of August 31, 2023:

(in thousands)
Right of use assets	$1,247
Lease liabilities, current	$442
Lease liabilities, long-term	$755
Operating lease costs	$463
Weighted-average remaining lease term	3.29 years
Weighted-average discount rate	4.91%
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
Goodwill and the other assets and liabilities acquired as part of the Immunetrics acquisition have been assigned to a separate reporting unit. The goodwill recorded in the Immunetrics reporting unit as of August 31, 2023, was $6.2 million.
Goodwill and intangible assets are tested for impairment at the reporting unit level, which is either one level below or the same level as an operating segment. As of August 31, 2023, we determined that we have five reporting units: Simulations Plus, Cognigen, DILIsym, Lixoft, and Immunetrics. We recognized an impairment charge $0.5 million for the Cognigen trade name, as management's strategy is to no longer use the Cognigen trade name.

Reconciliation of Goodwill as of August 31, 2023, 2022, and 2021:

(in thousands)	Cognigen	DILIsym	Lixoft	Immunetrics	Total
Balance, August 31, 2021	$4,789	$5,598	$2,534	$—	$12,921
Addition	—	—	—	—	—
Impairments	—	—	—	—	—
Balance, August 31, 2022	4,789	5,598	2,534	—	12,921
Addition	—	—	—	6,178	6,178
Impairments	—	—	—	—	—
Balance, August 31, 2023	$4,789	$5,598	$2,534	$6,178	$19,099
The following table summarizes other intangible assets as of August 31, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$4,210	$—	$4,210
Covenants not to compete	Straight line 2 to 3 years	30	3	27
Other internal use software	Straight line 3 to 5 years	350	10	340
Customer relationships	Straight line 8 to 14 years	8,230	1,887	6,343
ERP	Straight line 15 years	2,112	207	1,905
		$14,932	$2,107	$12,825
The following table summarizes other intangible assets as of August 31, 2022:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$2,910	$—	$2,910
Covenants not to compete	Straight line 3 years	60	48	12
Customer relationships	Straight line 8 to 14 years	5,550	2,534	3,016
ERP	Straight line 15 years	1,702	80	1,622
		$10,222	$2,662	$7,560
Total amortization expense for the years ended August 31, 2023, 2022, and 2021 was $0.6 million, $0.6 million, and $0.5 million, respectively.
Estimated future amortization of finite-lived intangible assets for the next five years is as follows:

(in thousands)
Years ending August 31,	Amount
2024	$960
2025	$957
2026	$945
2027	$898
2028	$755
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

We invest a portion of our excess cash balances in short-term debt securities. Investments at August 31, 2023, consisted of corporate bonds and term deposits with maturities remaining of less than 12 months. Under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. We account for our investments in accordance with ASC 320, Investments – Debt and Equity Securities. As of August 31, 2023 and 2022, all investments were classified as held-to-maturity securities, as we have the positive intent and ability to hold these securities until maturity. We believe unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality, and, accordingly, we have not recorded an allowance for credit losses on our debt securities as of August 31, 2023, and 2022.
The following tables summarize our short-term investments as of August 31, 2023, and August 31, 2022:

	August 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$53,940	$—	$(115)	$53,825
Term deposits (due within one year)	4,000	—	—	4,000
Total	$57,940	$—	$(115)	$57,825

	August 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$72,168	$—	$(839)	$71,329
Term deposits (due within one year)	4,500	—	—	4,500
Total	$76,668	$—	$(839)	$75,829
As of August 31, 2023, the Company had a liability for contingent consideration related to its acquisition of Immunetrics. The fair value measurement of the contingent consideration obligations are determined using Level 3 inputs. The fair value of contingent consideration obligations are based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in markets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the fair value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.

The following is a reconciliation of contingent consideration at fair value:

(in thousands)	Amount
Contingent consideration at acquisition date	4,100
Change in fair value of contingent consideration	680
Contingent consideration as of August 31, 2023	$4,780

Business Combination

The acquisition method of accounting for business combinations requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination).

Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. We measure goodwill as of the acquisition date as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that we incur to complete the business combination, such as investment banking, legal, and other professional fees, are not considered part of consideration, and we recognize such costs as general and administrative expenses as they are incurred. Under the acquisition method, we also account for acquired company restructuring activities that we initiate separately from the business combination.

Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date, and we record those adjustments to our financial statements. We apply those measurement period adjustments that we determine to be material retrospectively to comparative information in our financial statements, including adjustments to depreciation and amortization expense.

Under the acquisition method of accounting for business combinations, if we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and we record the offset to goodwill. We record all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense. This accounting applies to all of our acquisitions regardless of acquisition date.
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

Intellectual property
In February 2012, we bought out the royalty agreement with Enslein Research. The cost of $0.1 million is being amortized over 10 years under the straight-line method.
In May 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims, royalties, or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6.0 million, which is being amortized over 10 years under the straight-line method.

In June 2017, as part of the acquisition of DILIsym, the Company acquired certain developed technologies associated with the drug-induced liver disease (DILI). These technologies were valued at $2.9 million and are being amortized over 9 years under the straight-line method.

In September 2018, we purchased certain intellectual property rights of Entelos Holding Company. The cost of $0.1 million is being amortized over 10 years under the straight-line method.

In April 2020, as part of the acquisition of Lixoft, the Company acquired certain developed technologies associated with the Lixoft scientific software. These technologies were valued at $8.0 million and are being amortized over 16 years under the straight-line method.

In June 2023, we purchased certain developed technology of Immunetrics. The cost of $1.1 million is being amortized over 5 years under the straight-line method.

The following table summarizes intellectual property as of August 31, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	$6,000	$5,575	$425
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,978	872
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	25	25
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	45	1,035
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,678	6,332
		$17,990	$9,301	$8,689
The following table summarizes intellectual property as of August 31, 2022:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Royalty Agreement buy out-Enslein Research	Straight line 10 years	$75	$75	$—
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	6,000	4,975	1,025
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,662	1,188
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	20	30
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,196	6,814
		$16,985	$7,928	$9,057
Total amortization expense for intellectual property agreements for the years ended August 31, 2023, 2022, and 2021 was $1.4 million, $1.4 million, and $1.4 million, respectively.

Estimated future amortization of intellectual property for the next five years is as follows:

(in thousands)
Years ending August 31,	Amount
2024	$1,434
2025	$1,009
2026	$933
2027	$693
2028	$648
Earnings per Share
We report earnings per share in accordance with ASC 260. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the years ended August 31, 2023, 2022, and 2021 were as follows:

	Years ended August 31,
(in thousands)	2023	2022	2021
Numerator
Net income attributable to common shareholders	$9,961	$12,483	$9,782

Denominator
Weighted-average number of common shares outstanding during the year	20,075	20,196	20,045
Dilutive effect of stock options	390	553	698
Common stock and common stock equivalents used for diluted earnings per share	20,465	20,749	20,743
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation expense related to stock options, not including shares issued to directors for services, was $4.3 million, $2.7 million, and $2.4 million for the years ended August 31, 2023, 2022, and 2021, respectively.
Impairment of Long-lived Assets
We account for the impairment and disposition of long-lived assets in accordance with ASC 360. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. As of August 31, 2023, we recognized a $0.5 million impairment charge related to the Cognigen trade name, and it is included in SG&A expenses. The Cognigen trade name fair valuation was measured during the acquisition of Cognigen. Management determined to no longer use the Cognigen trade name and to instead focus our marketing strategy on promoting the Simulations Plus brand and our portfolio of products and services. As the Company's other acquired trade names relate to marketed products actively sold to customers, and following management's assessment of other possible triggering events that could indicate a risk of impairment, management concluded that no impairment of other intangible assets or goodwill was necessary. No impairment losses were recorded during the years ended 2022 and 2021.

Recently Issued Accounting Standards
None.
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations - Accounting for contract assets and contract liabilities from contracts with customers (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Revenues from contracts with customers (Topic 606). For public companies, the guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the guidance during fiscal year 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company adopted the guidance during fiscal year 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
NOTE 3 – OTHER INCOME (EXPENSE), NET
The components of other income (expense), net for the years ended August 31, 2023, 2022, and 2021, were as follows:

	Years ended August 31,
(in thousands)	2023	2022	2021
Interest income	$4,131	$717	$201
Interest expense	—	—	(22)
Change in fair valuation of contingent consideration	(680)	(283)	(486)
(Loss) gain on disposal of assets	(6)	1	—
(Loss) gain on currency exchange	(475)	(231)	139
Total other income (expense), net	$2,970	$204	$(168)
NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	August 31, 2023	August 31, 2022
Equipment	$316	$346
Computer equipment	809	860
Furniture and fixtures	48	61
Leasehold improvements	24	13
Construction in progress	134	—
Subtotal	1,331	1,280
Less accumulated depreciation	(660)	(648)
Total	$671	$632
Depreciation expense was $0.2 million, $0.3 million, and $0.2 million for the years ended August 31, 2023, 2022, and 2021, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES
Leases
On May 25, 2023, we entered into an amendment, effective October 1, 2023, to the lease agreement for our office space in Durham, North Carolina. Prior to entering into the amendment, this lease was scheduled to terminate pursuant to its terms effective on September 30, 2023. The amendment extends the lease through September 30, 2026, and effective October 1, 2023, reduces the leased square footage from 3,386 to approximately 1,510, and reduces the monthly base rent from $8 thousand per month to $4 thousand per month with an annual increase of 3%. The amended lease agreement gives the Company the right, upon 9 months prior notice, to extend the lease for 60 months.
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
We lease 7,141 square feet of office space in Pittsburgh, Pennsylvania. The lease term extends to May 31, 2025, and the base rent is $10 thousand per month. The lease agreement provides the Company with one five-year renewal option.
We have a data center colocation space in Buffalo, New York, with a lease term through November 30, 2026, and rent of $4 thousand per month with an annual 3% increase.

Rent expense, including common area maintenance fees for the years ended August 31, 2023, 2022, and 2021 was $0.5 million, $0.6 million, and $0.7 million, respectively.
Lease liability maturities as of August 31, 2023, were as follows:

(in thousands)	Years ending August 31,	Amount
2024		$473
2025		390
2026		293
2027		140
2028		68
Total undiscounted liabilities		1,364
Less: imputed interest		(167)
Total operating lease liabilities (including current portion)		$1,197
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
NOTE 6 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of Company common stock outstanding for the years ended August 31, 2023, 2022, and 2021 were as follows:

(in thousands)	Years ended August 31,
	2023	2022	2021
Common stock outstanding, beginning of period	20,260	20,142	19,923
Common stock repurchased during the period *	(492)	—	—
Common stock issued during the period	170	119	218
Common stock outstanding, end of period	19,938	20,260	20,142
*Common stock repurchased per the ASR Agreement, as discussed in further detail, below.
Dividends

The Company’s Board of Directors declared cash dividends during the fiscal years 2023 and 2022. The details of dividends paid are in the following tables:

(in thousands, except dividend per share)	For the year ended August 31, 2023

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/31/2022	11/07/2022	20,299	$0.06	$1,218
1/30/2023	2/06/2023	19,924	$0.06	1,195
4/24/2023	5/01/2023	19,999	$0.06	1,200
7/31/2023	8/07/2023	19,931	$0.06	1,196
Total				$4,809

(in thousands, except dividend per share)	For the year ended August 31, 2022

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/25/2021	11/01/2021	20,148	$0.06	$1,209
1/31/2022	2/07/2022	20,178	$0.06	1,211
4/25/2022	5/02/2022	20,207	$0.06	1,212
7/25/2022	8/01/2022	20,239	$0.06	1,214
Total				$4,846
Stock Option Plans

On December 23, 2016, the Company’s Board of Directors adopted, and on February 23, 2017, its shareholders approved, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), under which a total of 1.0 million shares of common stock were initially reserved for issuance. The 2017 plan would have terminated pursuant to its terms in December 2026; however, the 2017 Plan was replaced by the Company’s 2021 Plan (as defined below), and as a result, no further issuances of shares may be made under the 2017 Plan.
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
As of August 31, 2023, employees and directors of the Company held Qualified Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) to purchase an aggregate of 1.5 million shares of common stock at exercise prices ranging from $6.85 to $66.14 per share.
The following tables summarize information about stock options:

(in thousands, except per share and weighted-average amounts)
Activity for the year ended August 31, 2023	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2022	1,245	$28.61	6.14 years
Granted	465	43.78
Exercised	(170)	12.59
Canceled/Forfeited	(62)	43.14
Outstanding, August 31, 2023	1,478	$34.62	6.62 years
Vested and Exercisable, August 31, 2023	696	$24.26	4.54 years
Vested and Expected to Vest, August 31, 2023	1,471	$34.56	6.61 years

(in thousands, except per share and weighted-average amounts)
Activity for the year ended August 31, 2022	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2021	1,184	$25.63	6.47 years
Granted	255	42.13
Exercised	(104)	16.15
Canceled/Forfeited	(90)	42.30
Outstanding, August 31, 2022	1,245	$28.61	6.14 years
Vested and Exercisable, August 31, 2022	711	$17.65	4.47 years
Vested and Expected to Vest, August 31, 2022	1,236	$28.51	6.12 years

(in thousands, except per share and weighted-average amounts)
Activity for the year ended August 31, 2021	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2020	1,224	$17.76	6.79 years
Granted	226	57.60
Exercised	(204)	12.53
Canceled/Forfeited	(62)	29.83
Outstanding, August 31, 2021	1,184	$25.63	6.47 years
Vested and Exercisable, August 31, 2021	619	$13.36	4.95 years
Vested and Expected to Vest, August 31, 2021	1,173	$25.69	6.47 years
The following table summarizes the Intrinsic Value of options outstanding and options exercisable:

(in thousands)	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
As of August 31, 2023	$25,705	$19,373	$11,554
As of August 31, 2022	$39,208	$30,187	$3,572
As of August 31, 2021	$17,875	$15,742	$5,135
The total grant-date fair value of nonvested stock options as of August 31, 2023, was $15.6 million and is amortizable over a weighted-average period of 3.33 years.
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

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the years ended August 31, 2023, 2022, and 2021:

(in thousands, except weighted-average amounts)	2023	2022	2021
Estimated fair value of awards granted	$10,067	$4,597	$5,092
Unvested Forfeiture Rate	0.22%	1.04%	0.00%
Weighted-average grant price	$43.78	$42.13	$57.60
Weighted-average market price	$43.78	$42.13	$57.60
Weighted-average volatility	46.14%	42.80%	40.49%
Weighted-average risk-free rate	4.29%	1.74%	0.64%
Weighted-average dividend yield	0.55%	0.58%	0.42%
Weighted-average expected life	6.55 years	6.59 years	6.63 years
The exercise prices for the options outstanding at August 31, 2023, ranged from $6.85 to $66.14, and the information relating to these options are as follows:
(in thousands except prices and weighted-average amounts)

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	203	1.96 years	$8.69	203	1.96 years	$8.69
$9.78	$18.76	148	3.49 years	$10.11	148	3.49 years	$10.11
$18.77	$33.40	205	5.64 years	$25.30	141	5.54 years	$24.51
$33.41	$47.63	649	8.70 years	$42.13	81	7.03 years	$37.96
$47.64	$66.14	273	7.56 years	$56.33	123	7.32 years	$57.87
		1,478	6.62 years	$34.62	696	4.54 years	$24.26
During the fiscal years ended August 31, 2023, 2022, and 2021, we issued 13,765, 7,120, and 5,620 shares of stock valued at $0.6 million, $0.4 million, and $0.3 million, respectively, to our nonmanagement directors as compensation for board-related duties.
The Company's par-value common stock and additional paid-in capital as of August 31, 2023, were $11 thousand and $145.0 million, respectively.
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
NOTE 7 – INCOME TAXES

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
The components of the income tax provision for the years ended August 31, 2023, 2022, and 2021 were as follows:

(in thousands)	2023	2022	2021
Current
Federal	$2,990	$2,518	$1,315
State	696	611	450
Foreign	144	(228)	166
Total current tax expense	3,830	2,901	1,931
Deferred
Federal	(1,818)	(4)	(379)
State	(278)	(265)	(249)
Total deferred federal and state	(2,096)	(269)	(628)

Total	$1,734	$2,632	$1,303
A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31, 2023, 2022, and 2021:

	2023	2022	2021
Income tax computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.7	3.2	2.0
Meals & entertainment	0.1	—	—
Stock-based compensation	2.1	0.6	(6.8)
Other permanent differences	3.3	0.4	(0.3)
Research and development credit	(2.2)	(2.2)	(1.6)
Foreign-tax-related differences	(8.2)	(3.2)	(2.6)
Research & credit adjustments to expense	—	—	0.2
Change in prior year estimated taxes	(6.0)	(2.4)	(0.1)
Total	14.8%	17.4%	11.8%

Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended August 31, 2023, and 2022 are as follows:

(in thousands)	2023	2022
Deferred tax assets:
Accrued compensation	$865	$563
Deferred revenue	103	241
Capitalized merger costs	696	703
Operating lease liability	285	—
Intellectual property	—	7
Research and development credits	274	347
Foreign tax credits	—	101
State taxes	(19)	128
Allowance for doubtful accounts	11	3
State tax deferred	—	28
Capitalized Research & Development	1,079	—
Share-Based Compensation	1,104	—
Net Operating Loss Carryforward	2,142	—
Total deferred tax assets	6,540	2,121
Less: Valuation allowance	—	—
Deferred tax asset	6,540	2,121
Deferred tax liabilities:
Property and equipment	(90)	(109)
Operating lease right-of-use assets	(295)	—
Unrealized Gain/(Loss)	(122)	—
State tax deferred	—	(30)
Intellectual property	(2,353)	(1,139)
Capitalized computer software development costs	(2,242)	(2,299)
Total deferred tax liabilities	(5,102)	(3,577)

Net deferred tax assets (liabilities)	$1,438	$(1,456)
We follow ASC 740 with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, we determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and assume that the tax position will be examined by taxing authorities. Interest and penalties were immaterial for the years ended August 31, 2023, 2022, and 2021, respectively. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India, Belgium and France. Our federal income tax returns for fiscal year 2019 through 2022 are open for audit, and our state tax returns for fiscal year 2018 through 2022 remain open for audit.

Net Operating Loss is summarized as follows:

(in thousands)	Amount
Federal NOL as of August 31, 2023	$17,775
Subject to expiration	14,440
Carried forward indefinitely	3,335
Amount to expire before Section 382 limitation lifts	9,333

Pennsylvania NOL as of August 31, 2023	16,054
Subject to expiration	16,054
Carried forward indefinitely	—
Amount to expire before Section 382 limitation lifts	10,935
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
Revenue concentration shows that international sales accounted for 31%, 30%, and 31% of revenue for the years ended August 31, 2023, 2022, and 2021, respectively. Our three largest customers in terms of revenue accounted for 6%, 4%, and 3% of revenue, respectively, for the year ended August 31, 2023. Our three largest customers in terms of revenue accounted for 5%, 3%, and 3% of revenue, respectively, for the year ended August 31, 2022. Our three largest customers in terms of revenue accounted for 11%, 4%, and 3% of revenue, respectively, for the year ended August 31, 2021.
Accounts receivable concentrations show that our three largest customers in terms of accounts receivable each comprised between 4% and 6% of accounts receivable as of August 31, 2023; our three largest customers in terms of accounts receivable comprised between 4% and 8% of accounts receivable as of August 31, 2022.
We operate in the biosimulation market, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

NOTE 9 – SEGMENT REPORTING

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
The following tables summarize the results for each segment as follows for the years ended August 31, 2023, 2022, and 2021:

(in thousands)	Year ended August 31, 2023
	Software	Services	Total
Revenues	$36,517	$23,060	$59,577
Cost of revenues	3,627	8,003	11,630
Gross profit	$32,890	$15,057	$47,947
Gross margin	90%	65%	80%
Our software business and services business represented 61% and 39% of total revenue, respectively, for the year ended August 31, 2023.

(in thousands)	Year ended August 31, 2022
	Software	Services	Total
Revenues	$32,642	$21,264	$53,906
Cost of revenues	3,060	7,762	10,822
Gross profit	$29,582	$13,502	$43,084
Gross margin	91%	63%	80%
Our software business and services business represented 61% and 39% of total revenue, respectively, for the year ended August 31, 2022.

(in thousands)	Year ended August 31, 2021
	Software	Services	Total
Revenues	$27,670	$18,796	$46,466
Cost of revenues	3,235	7,365	10,600
Gross profit	$24,435	$11,431	$35,866
Gross margin	88%	61%	77%
Our software business and services business represented 60% and 40% of total revenue, respectively, for the year ended August 31, 2021.

NOTE 10 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.6 million, $0.6 million, and $0.5 million for the years ended August 31, 2023, 2022, and 2021, respectively.

NOTE 11 - ACQUISITION

On June 16, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Insight Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), Immunetrics, a company specializing in quantitative systems pharmacology modeling, and LaunchCyte LLC, as representative of the stockholders of Immunetrics (the “Stockholder Representative”). At closing of the Merger, certain key stockholders of Immunetrics delivered executed Joinder Agreements, pursuant to which they became parties to the Merger Agreement. The Merger closed on June 16, 2023 (the “Closing”).

Pursuant to the Merger Agreement, at Closing, Merger Sub merged with and into Immunetrics through a reverse triangular merger, with Immunetrics surviving as a wholly-owned subsidiary of the Company (the “Surviving Corporation”) (the “Merger”). As consideration for the Merger, the Company agreed to pay the stockholders, former holders of stock options and former holders of phantom shares of Immunetrics (collectively, the “Equityholders”) the following cash compensation (collectively, the “Merger Consideration”):

i.At Closing, a cash payment in the amount of $13,705,083 (i.e., $12.0 million plus Immunetrics’ Closing cash, net of estimated net working capital adjustments at Closing, minus Immunetrics’ estimated transaction expenses, minus the Closing estimated indebtedness, minus the Holdback Amount (as defined below), minus the Stockholder Representative Expense Fund (as defined below));

ii.An amount equal to $1.8 million, which was held-back by the Company at Closing, to cover any negative net working capital adjustments (if any) and Immunetrics’ indemnification obligations under the Merger Agreement (the “Holdback Amount”); and

iii.Two future earn-out payments in the aggregate amount of up to $8.0 million (the “Earnout Payments”), subject to the terms described below.

Additionally, at Closing, the Company funded the payment of Stockholder Representative $250,000 as an expense fund to cover expenses that it incurs in its role as Stockholder Representative (the “Stockholder Representative Expense Fund”), the excess amount of which, if any, will be distributed to Immunetrics’ stockholders (subject to certain exceptions) at such time as the Stockholder Representative may determine in its sole discretion. The Company deducted this payment from the closing price.

The Merger Consideration is subject to adjustment based on post-closing adjustments to net working capital, closing cash, indebtedness, and transaction expenses of Immunetrics within 90 days of closing.

The Merger Agreement contains standard representations, warranties, covenants, indemnification and other terms customary in similar transactions.

Concurrently with execution of the Merger Agreement, the Company, Merger Sub, Immunetrics and the Stockholder Representative entered into an Earnout Agreement, which sets forth the terms and conditions applicable to the Earnout Payments. Pursuant to the Earnout Agreement, the Company shall pay the Equityholders an aggregate amount of up to $8.0 million of Earnout Payments if the Surviving Corporation achieves certain revenue milestones for the calendar years 2023 and 2024.

The primary purpose of this acquisition is to be able to capitalize on a tremendous growth opportunity by providing support for quantitative systems pharmacology (“QSP”) in a greater range of therapeutic areas, including oncology.

Under the acquisition method of accounting, the total purchase price reflects Immunetrics’ tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (June 16, 2023). The following table summarizes the allocation of the preliminary purchase price for Immunetrics:

(in thousands)
Base merger consideration	$12,000
Fair value of earnout	4,100
Cash on hand	1,247
Adjustment to purchase price for closing indebtedness	(122)
Net working capital adjustment	(377)
D&O Tail	(7)
Bonus compensation to Immunetrics staff	(1,586)
Total purchase price	15,255

Fair value of identifiable assets acquired:
Cash	1,132
Accounts receivable	511
Security deposit	12
ROU asset	227
Deferred tax assets	799
Trade names	1,800
Customer relationships	3,780
Developed Tech	1,080
Non-competes	30
9,371
Fair value of liabilities assumed:
Lease liability	227
Selling shareholders' D&O tail responsibility	7
Deferred revenue	60
294

Fair value of identifiable assets acquired and liabilities assumed	9,077

Goodwill	$6,178

The total purchase consideration related to Immunetrics acquisition consisted of cash consideration. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the developed technologies and other intangibles as customer relationships and trade name. Immunetrics is primarily attributable to the Services segment of the Company. Goodwill acquired as part of Immunetrics acquisition has been assigned to a separate reporting unit and the assets and liabilities of Immunetrics are assigned to the same reporting unit, Immunetrics. This goodwill is not expected to be deductible for income tax purposes.

Intangible assets consist of indefinite-lived intangible asset trade names and definite-lived intangibles as customer relationships, developed technologies, and covenants not to compete. We amortize purchased definite-lived intangible assets on a straight-line basis over their respective useful lives. The weighted-average life of the total acquired identifiable definite-lived intangible assets is 7.5 years. The following table presents the details of intangible assets acquired.

	Estimated useful life	Amount
Indefinite-lived:
Trade names	Indefinite	$1,800

Definite-lived:
Customer relationships	9 years	3,780
Developed technologies	5 years	1,080
Covenants not to compete	2 years	30
Total definite-lived intangible assets		4,890

Total intangible assets		$6,690

The total acquisition-related costs which includes activities for Immunetrics acquisition for the years ended August 31, 2023, 2022, and 2021 were $3.3 million, $0.3 million, and none, respectively. These transactions costs are reflected in the Selling, general, and administrative expense line item within our consolidated statements of operations and comprehensive income as they were incurred.
Estimated future amortization of finite-lived intangible assets for the next five years is as follows:

(in thousands)
Years ending August 31,	Amount
2024	$580
2025	$580
2026	$580
2027	$580
2028	$535
Consolidated Supplemental Pro Forma Information
The following unaudited consolidated supplemental pro forma information assumes that the acquisition of Immunetrics took place on September 1, 2021 for the income statement years ended August 31, 2023. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Immunetrics to reflect the same expenses in the years ended August 31, 2023 and 2022. The adjustments include costs of acquisition directly attributable to Immunetrics of $2.9 million consists of $1.6 million of bonus compensation and $1.3 million of other professional fees, and amortization of intangibles including developed technologies acquired during the merger, assuming the fair-value adjustments applied on September 1, 2021, together with consequential tax effects.

	(Pro forma) 2023 *	(Pro forma) 2022
(in thousands)	(unaudited)	(unaudited)
Revenue	$63,054	$57,010
Net income	$11,422	$11,889

* Balances include actual results from acquisition date of June 16, 2023 through August 31, 2023.

NOTE 12 - GOVERNMENT ASSISTANCE

The Company receives government assistance in the form of cash grants which vary in size, duration, and conditions from domestic governmental agencies. Accounting for the grant revenue does not fall under ASC 606, Revenue from Contracts with Customers, as the Government will not benefit directly from our offerings. For government assistance in which no specific US GAAP applies, the Company accounts for such transactions as revenue and by analogy to a grant model. Under such model, the Company recognizes the impact of the government assistance on the Consolidated Statements of Income upon complying with the conditions of the grant. The grant revenue is recognized on a gross basis. The Company's accounting policy is to recognize a benefit to the income statement over the duration of the program when the conditions attached to the grant are achieved. If conditions are not satisfied the grants are often subject to reduction, repayment, or termination. The Company classifies the impact of government assistance on the Consolidated Statements of Income as Services Revenue.

During the fiscal year ended August 31, 2023, government assistance received primarily consisted of the following:

The Company received assistance from domestic governmental agencies to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The grants awarded are currently set to expire at various dates through 2025. During the fiscal year ended August 31, 2023, the Company recognized $1.5 million within Services revenues on the Consolidated Statements of Operations and Comprehensive Income related to such assistance. To the extent amounts have been earned but not yet funded, the amounts are in Account Receivable. Computer equipment allowable by the grants is classified under Fixed Assets. Subawards due to unrelated entities are classified under Accrued Expenses.
NOTE 13 - SUBSEQUENT EVENTS
Dividend Declared

On Thursday, October 19, 2023, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend in the amount of approximately $1.2 million will be distributed on Monday, November 6, 2023, for shareholders of record as of Monday, October 30, 2023.

Effective September 1, 2023, the Company merged Immunetrics with and into Simulations Plus, Inc. through a short-form mergers (the “Merger”). To effectuate the Merger, the Company filed Certificates of Ownership with the Secretaries of State of the states of Delaware (Immunetrics’ state of incorporation) and California (Simulation Plus, Inc.’s state of incorporation). Consummation of the Merger was not subject to approval of the Company’s stockholders and did not impact the rights of the Company’s stockholders.