Form 10-Q
period 2023-11-30
Simulations Plus, Inc.
filed 2024-01-05
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of December 27, 2023, was 19,967,077.
Simulations Plus, Inc.

FORM 10-Q
For the Quarterly Period Ended November 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
(in thousands, except share and per share amounts)	November 30, 2023	August 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$39,789	$57,523
Accounts receivable, net of allowance for doubtful accounts of $37 and $46	10,346	10,201
Prepaid income taxes	37	804
Prepaid expenses and other current assets	5,414	3,904
Short-term investments	74,101	57,940
Total current assets	129,687	130,372
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $17,580 and $17,199	11,896	11,335
Property and equipment, net	487	671
Operating lease right-of-use assets	1,118	1,247
Intellectual property, net of accumulated amortization of $9,709 and $9,301	8,281	8,689
Other intangible assets, net of accumulated amortization of $2,351 and $2,107	12,954	12,825
Goodwill	19,099	19,099
Deferred tax assets	1,826	1,438
Other assets	430	425
Total assets	$185,778	$186,101
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$317	$144
Accrued compensation	2,170	4,392
Accrued expenses	731	659
Contracts payable	2,290	3,250
Operating lease liability - current portion	420	442
Deferred revenue	2,660	3,100
Total current liabilities	8,588	11,987
Long-term liabilities
Operating lease liability	669	755
Contracts payable – net of current portion	4,180	3,330
Total liabilities	13,437	16,072
Commitments and contingencies	—	—
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized; 19,965,678 and 19,937,961 shares issued and outstanding	146,591	144,974
Retained earnings	25,945	25,196
Accumulated other comprehensive loss	(195)	(141)
Total shareholders' equity	172,341	170,029
Total liabilities and shareholders' equity	$185,778	$186,101
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
(in thousands, except per common share amounts)	2023	2022
Revenues
Software	$7,589	$6,074
Services	6,911	5,890
Total revenues	14,500	11,964
Cost of revenues
Software	991	885
Services	3,661	1,786
Total cost of revenues	4,652	2,671
Gross profit	9,848	9,293
Operating expenses
Research and development	1,217	1,166
Selling and marketing	1,989	1,485
General and administrative	5,682	5,764
Total operating expenses	8,888	8,415

Income from operations	960	878

Other income	1,446	740

Income before income taxes	2,406	1,618
Provision for income taxes	(461)	(373)
Net income	$1,945	$1,245

Earnings per share
Basic	$0.10	$0.06
Diluted	$0.10	$0.06

Weighted-average common shares outstanding
Basic	19,947	20,286
Diluted	20,279	20,825

Other comprehensive income, net of tax
Foreign currency translation adjustments	(54)	53
Comprehensive income	$1,891	$1,298
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended November 30,
(in thousands, except per common share amounts)	2023	2022
Common stock and additional paid in capital
Balance, beginning of period	$144,974	$138,512
Exercise of stock options	164	758
Stock-based compensation	1,303	886
Shares issued to Directors for services	150	150
Balance, end of period	146,591	140,306

Retained earnings
Balance, beginning of period	25,196	40,044
Declaration of dividends	(1,196)	(1,218)
Net income	1,945	1,245
Balance, end of period	25,945	40,071

Accumulated other comprehensive loss
Balance, beginning of period	(141)	(308)
Other comprehensive (loss) income	(54)	53
Balance, end of period	(195)	(255)
Total shareholders’ equity	$172,341	$180,122
Cash dividends declared per common share	$0.06	$0.06
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$1,945	$1,245
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,091	923
Change in fair value of contingent consideration	(110)	—
Amortization of investment (discounts) premiums	(395)	(90)
Stock-based compensation	1,362	1,036
Deferred income taxes	(388)	—
Currency translation adjustments	(54)	52
(Increase) decrease in
Accounts receivable	(145)	2,088
Prepaid income taxes	767	399
Prepaid expenses and other assets	(1,515)	(1,266)
Increase (decrease) in
Accounts payable	173	13
Other liabilities	(2,129)	107
Deferred revenue	(440)	200
Net cash provided by operating activities	162	4,707

Cash flows from investing activities
Purchases of property and equipment	—	(109)
Purchase of short-term investments	(30,544)	(29,518)
Proceeds from maturities of short-term investments	14,778	24,138
Purchased intangibles	(247)	(39)
Capitalized computer software development costs	(851)	(894)
Net cash used in investing activities	(16,864)	(6,422)

Cash flows from financing activities
Payment of dividends	(1,196)	(1,218)
Payments on contracts payable	—	758
Proceeds from the exercise of stock options	164	—
Net cash used in financing activities	(1,032)	(460)

Net decrease in cash and cash equivalents	(17,734)	(2,175)
Cash and cash equivalents, beginning of year	$57,523	$51,567
Cash and cash equivalents, end of period	$39,789	$49,392

Supplemental disclosures of cash flow information
Income taxes paid	$96	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended November 30, 2023
NOTE 1 – ORGANIZATION AND LINES OF BUSINESS
Organization

Simulations Plus, Inc. (“Simulations Plus”) was incorporated on July 17, 1996. In September 2014, Simulations Plus acquired all of the outstanding equity interests of Cognigen Corporation (“Cognigen”) and Cognigen became a wholly owned subsidiary of Simulations Plus. In June 2017, Simulations Plus acquired DILIsym Services, Inc. (“DILIsym”) as a wholly owned subsidiary. In April 2020, Simulations Plus acquired Lixoft, a French société par actions simplifiée (“Lixoft” or “SLP France”), as a wholly owned subsidiary pursuant to a stock purchase and contribution agreement. In June 2023, Simulations Plus acquired Immunetrics, Inc. (“Immunetrics”) as a wholly owned subsidiary through a reverse triangular merger. (Simulations Plus together with its subsidiaries, collectively, the “Company,” “we,” “us,” “our”).

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

On December 20, 2022, Simulations Plus International, Inc. (“SLPI”), a Delaware corporation, was created as a wholly owned subsidiary of Simulations Plus in order to facilitate future international acquisitions, if any, and global integrations. In furtherance of this objective, the Company added the trade name “SLP France” to Lixoft, and on April 25, 2023, Simulations Plus transferred its ownership of SLP France to SLPI pursuant to a contribution and acceptance agreement, resulting in SLP France becoming a wholly owned subsidiary of SLPI. The transfer did not impact the rights of the Company’s stockholders.

Effective September 1, 2023, the Company merged Immunetrics with and into Simulations Plus through a short-form merger (the “Merger”). To effectuate the Merger, the Company filed Certificates of Ownership with the Secretaries of State of the states of Delaware (Immunetrics’ state of incorporation) and California (Simulation Plus’ state of incorporation). Consummation of the Merger was not subject to approval of the Company’s stockholders and did not impact the rights of the Company’s stockholders.
At the beginning of fiscal year 2024, in order to create a more integrated and cohesive company, the Company reorganized its internal structuring to move away from divisions based on its prior acquisitions and to instead divide the internal structure into business units organized around key product and service offerings that the Company provides, which include:

•Clinical Pharmacology and Pharmacometrics (“CPP”);
•Quantitative Systems Pharmacology (“QSP”);
•Physiologically based pharmacokinetics (“PBPK”);
•Cheminformatics; and
•Regulatory Strategies.

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
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation

The condensed consolidated financial statements include the accounts of Simulations Plus and its wholly owned operating subsidiaries, SLPI and SLP France. All significant intercompany accounts and transactions are eliminated in consolidation.
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

Consortium-Member Based Services:
The performance obligation is recognized on a time-elapsed basis, by month for which the services are provided, as the Company transfers control evenly over the contractual period.	Payment is due at the beginning of the period, generally on a net-30 or -60 basis.
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of November 30, 2023, remaining performance obligations were $10.3 million. Ninety-five percent of the remaining performance obligations are expected to be recognized over the next 12 months, with the remainder expected to be recognized thereafter. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations and changes in the scope of contracts.
Disaggregation of Revenues

The components of disaggregation of revenue for the three months ended November 30, 2023 and 2022 were as follows:

	Three Months Ended November 30,
(in thousands)	2023	2022
Software licenses
Point in time	$7,321	$5,802
Over time	268	272
Services
Over time	6,911	5,890
Total revenue	$14,500	$11,964
In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended November 30, 2023 and 2022 were as follows:

	Three Months Ended November 30,
(in thousands)	2023		2022
	$	% of total	$	% of total
Americas	$10,891	75%	$8,500	71%
EMEA	2,302	16%	2,130	18%
Asia Pacific	1,307	9%	1,334	11%
Total	$14,500	100%	$11,964	100%
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
Contract asset balances as of November 30, 2023, and August 31, 2023, were $2.9 million and $2.7 million, respectively.
During the three months ended November 30, 2023, the Company recognized $2.2 million of revenue that was included in contract liabilities as of August 31, 2023, and during the three months ended November 30, 2022, the Company recognized $1.9 million of revenue that was included in contract liabilities as of August 31, 2022.
Deferred Commissions
Sales commissions earned by our sales force and our commissioned sales representatives are considered incremental and recoverable costs of obtaining a contract with a customer. We apply the practical expedient as described in ASC 340-40-25-4 to expense costs as incurred for sales commissions, since the amortization period of the asset that we otherwise would have recognized is one year or less. This expense is included in the condensed consolidated statements of operations and comprehensive income as selling and marketing expense.
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
The activity in the allowance for credit losses related to our trade receivables is summarized as follows:

	Three Months Ended November 30,
(in thousands)	2023	2022
Balance, beginning of period	$46	$12
Provision for expected credit losses	(9)	—
Balance, end of period	$37	$12
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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. During the three months ended November 30, 2023 and for the year ended August 31, 2023, all of our investments were classified as held-to-maturity.
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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $0.4 million and $0.4 million for the three months ended November 30, 2023 and 2022, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
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
Internal-use Software
We have capitalized certain internal-use software costs in accordance with ASC 350-40, which are included in intangible assets. The amortization of such costs is classified as general and administrative expenses on the condensed consolidated statements of operations. Maintenance of and minor upgrades to internal-use software are also classified as general and administrative expenses as incurred.
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
Supplemental balance sheet information related to operating leases was as follows as of November 30, 2023:

(in thousands)
Right of use assets	$1,118
Lease liabilities, current	$420
Lease liabilities, long-term	$669
Operating lease costs	$117
Weighted-average remaining lease term	3.12 years
Weighted-average discount rate	4.93%
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
Consistent with the reorganization of our internal structuring to move away from divisions based on our prior acquisitions to business units organized around key product and service offerings, as of November 30, 2023, our reporting units now include the following business units:

•Clinical Pharmacology and Pharmacometrics, or CPP;
•Quantitative Systems Pharmacology, or QSP;
•Physiologically-based pharmacokinetics, or PBPK;
•Cheminformatics; and
•Regulatory Strategies.

As part of this reorganization, we also took the opportunity to evaluate our departmental structure with a focus on continuing to improve operational performance and profitability. Accordingly, we moved all services personnel into cost of revenues departments, all R&D personnel into R&D expense departments, all sales and marketing personnel into selling and marketing expense departments, and all overhead personnel into general and administrative expense departments. To provide investors improved visibility to our progress, we also decided to report separately our selling and marketing expenses from our general and administrative expenses.
Reconciliation of Goodwill for the three months ended November 30, 2023:

(in thousands)	CPP	QSP	Total
Balance, August 31, 2023	$7,323	$11,776	$19,099
Addition	—	—	—
Impairments	—	—	—
Balance, November 30, 2023	$7,323	$11,776	$19,099
The following table summarizes other intangible assets as of November 30, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$4,210	$—	$4,210
Covenants not to compete	Straight line 2 to 3 years	30	7	23
Other internal use software	Straight line 3 to 5 years	306	13	293
Customer relationships	Straight line 8 to 14 years	8,230	2,085	6,145
ERP	Straight line 15 years	2,529	246	2,283
		$15,305	$2,351	$12,954
The following table summarizes other intangible assets as of August 31, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$4,210	$—	$4,210
Covenants not to compete	Straight line 3 years	30	3	27
Other internal use software	Straight line 3 to 5 years	350	10	340
Customer relationships	Straight line 8 to 14 years	8,230	1,887	6,343
ERP	Straight line 15 years	2,112	207	1,905
		$14,932	$2,107	$12,825
Total amortization expense for the three months ended November 30, 2023 and 2022 was $0.2 million and $0.1 million, respectively.
Estimated future amortization of finite-lived intangible assets for the next five fiscal years is as follows:

(in thousands)
Years ending August 31,	Amount
Remainder of 2024	$716
2025	$957
2026	$945
2027	$898
2028	$755
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

We invest a portion of our excess cash balances in short-term debt securities. Investments at November 30, 2023, consisted of corporate bonds and term deposits with maturities remaining of less than 12 months. Under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. We account for our investments in accordance with ASC 320, Investments – Debt and Equity Securities. As of November 30, 2023, all investments were classified as held-to-maturity securities, as we have the positive intent and ability to hold these securities until maturity. We believe unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality, and, accordingly, we have not recorded an allowance for credit losses on our debt securities as of November 30, 2023, and August 31, 2023.
The following tables summarize our short-term investments as of November 30, 2023, and August 31, 2023:

	November 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$70,101	$—	$(33)	$70,068
Term deposits (due within one year)	4,000	—	—	4,000
Total	$74,101	$—	$(33)	$74,068

	August 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial notes (due within one year)	$53,940	$—	$(115)	$53,825
Term deposits (due within one year)	4,000	—	—	4,000
Total	$57,940	$—	$(115)	$57,825
As of November 30, 2023, the Company had a liability for contingent consideration related to its acquisition of Immunetrics. The fair value measurement of the contingent consideration obligations are determined using Level 3 inputs. The fair value of contingent consideration obligations are based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in markets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the fair value of the contingent consideration obligations are recorded in the Company’s Condensed Consolidated Statement of Operations.
The following is a reconciliation of contingent consideration at fair value:

(in thousands)	Amount
Contingent consideration as of August 31, 2023	$4,780
Change in fair value of contingent consideration	(110)
Contingent consideration as of November 30, 2023	$4,670

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

Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition-date fair value. We measure goodwill as of the acquisition-date as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that we incur to complete the business combination, such as investment banking, legal, and other professional fees, are not considered part of consideration, and we recognize such costs as general and administrative expenses as they are incurred. Under the acquisition method, we also account for acquired company restructuring activities that we initiate separately from the business combination.

Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date, and we record those adjustments to our financial statements. We apply those measurement-period adjustments that we determine to be material retrospectively to comparative information in our financial statements, including adjustments to depreciation and amortization expense.

Under the acquisition method of accounting for business combinations, if we identify changes to acquired deferred-tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and we record the offset to goodwill. We record all other changes to deferred-tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense. This accounting applies to all of our acquisitions regardless of acquisition date.
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
The following table summarizes intellectual property as of November 30, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	$6,000	$5,725	$275
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	2,057	793
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	26	24
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	99	981
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,802	6,208
		$17,990	$9,709	$8,281
The following table summarizes intellectual property as of August 31, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	$6,000	$5,575	$425
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,978	872
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	25	25
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	45	1,035
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,678	6,332
		$17,990	$9,301	$8,689
Total amortization expense for intellectual property agreements for the three months ended November 30, 2023 and 2022 was $0.4 million and $0.3 million, respectively.
Estimated future amortization of intellectual property for the next five years is as follows:

(in thousands)
Years ending August 31,	Amount
Remainder of 2024	$1,026
2025	$1,009
2026	$933
2027	$693
2028	$648
Earnings per Share
We report earnings per share in accordance with ASC 260. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2023 and 2022 were as follows:

	Three Months Ended November 30,
(in thousands)	2023	2022
Numerator
Net income attributable to common shareholders	$1,945	$1,245

Denominator
Weighted-average number of common shares outstanding during the period	19,947	20,286
Dilutive effect of stock options	332	539
Common stock and common stock equivalents used for diluted earnings per share	20,279	20,825
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, was $1.3 million and $0.9 million for the three months ended November 30, 2023 and 2022, respectively.
Impairment of Long-lived Assets
We account for the impairment and disposition of long-lived assets in accordance with ASC 360. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the three months ended November 30, 2023 and 2022, respectively.
Recently Issued Accounting Standards
In October, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification ("ASC"). ASU 2023-06's amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The Company does not expect ASU 2023-06 to have a material effect on its condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations - Accounting for contract assets and contract liabilities from contracts with customers (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Revenues from contracts with customers (Topic 606). For public companies, the guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the guidance during fiscal year 2023. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company adopted the guidance during fiscal year 2023. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 3 – OTHER INCOME
The components of other income for the three months ended November 30, 2023 and 2022, were as follows:

	Three Months Ended November 30,
(in thousands)	2023	2022
Interest income	$1,292	$771
Change in fair valuation of contingent consideration	110	—
Gain (loss) on currency exchange	44	(31)
Total other income	$1,446	$740
NOTE 4 – COMMITMENTS AND CONTINGENCIES
Leases
We lease 4,200 square feet of office space in Lancaster, California, where our corporate headquarters are located. The lease term extends to April 30, 2028 and the base rent is $8 thousand per month with an annual increase of 3%. The lease agreement gives the Company the right, upon 180 days prior notice, to opt out of all or part of the last three years of the lease term with no penalty.
We lease 1,510 square feet of office space in Durham, North Carolina. The lease term extends to September 30, 2026, and the base rent is $4 thousand per month with an annual increase of 3%. The amended lease agreement gives the Company the right, upon 9 months prior notice, to extend the lease for 60 months.
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

Rent expense, including common area maintenance fees for the three months ended November 30, 2023 and 2022 was $0.1 million and $0.1 million, respectively.
Lease liability maturities as of November 30, 2023, were as follows:

(in thousands)	Years ending August 31,	Amount
Remainder of 2024		$343
2025		390
2026		293
2027		140
2028		68
Total undiscounted liabilities		1,234
Less: imputed interest		(145)
Total operating lease liabilities (including current portion)		$1,089
Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its executive officers that may require compensation payments upon termination.
Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal years 2020 through 2023 are open for audit, and our state tax returns for fiscal years 2019 through 2023 remain open for audit.

Our review of prior year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.
Litigation

We are not a party to any legal proceedings and are not aware of any pending or threatened legal proceedings of any kind.
NOTE 5 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of Company's common stock outstanding for the three months ended November 30, 2023 and 2022 were as follows:

	Three Months Ended November 30,
(in thousands)	2023	2022
Common stock outstanding, beginning of period	19,938	20,260
Common stock issued during the period	28	54
Common stock outstanding, end of period	19,966	20,314
Dividends

The Company’s Board of Directors declared cash dividends during the fiscal years 2024 and 2023. The details of dividends paid are in the following tables:

(in thousands, except dividend per share)	Fiscal Year 2024

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/30/2023	11/06/2023	19,939	$0.06	$1,196

(in thousands, except dividend per share)	Fiscal Year 2023

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/31/2022	11/07/2022	20,299	$0.06	$1,218
1/30/2023	2/06/2023	19,924	$0.06	1,195
4/24/2023	5/01/2023	19,999	$0.06	1,200
7/31/2023	8/07/2023	19,931	$0.06	1,196
Total				$4,809
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
On October 19, 2023, the Company’s Board of Directors approved, subject to shareholder approval, an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder from 1.55 million shares to 2.5 million shares of common stock of the Company (the “Plan Amendment”). The Plan Amendment will be presented to the Company’s shareholders for approval at its 2024 Annual Meeting of Shareholders, to be held on February 8, 2024. If approved by the Company’s shareholders, the Plan Amendment will be effective as of the date of such approval. If the Plan Amendment is not approved by the Company’s shareholders, the Plan Amendment will not become effective, and the number of shares of common stock authorized for issuance under the 2021 Plan will remain at 1.55 million shares.
As of November 30, 2023, employees and directors of the Company held Qualified Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) to purchase an aggregate of 1.9 million shares of common stock at exercise prices ranging from $6.85 to $66.14 per share.
The following tables summarize information about stock options:

(in thousands, except per share and weighted-average amounts)
Activity for the three months ended November 30, 2023	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2023	1,478	$34.62	6.62 years
Granted	482	39.98
Exercised	(26)	9.78
Canceled/Forfeited	(7)	45.64
Outstanding, November 30, 2023	1,927	$36.25	7.30 years
Vested and Exercisable, November 30, 2023	809	$28.06	5.10 years
Vested and Expected to Vest, November 30, 2023	1,844	$36.06	7.19 years
The total grant-date fair value of nonvested stock options as of November 30, 2023, was $22.1 million and is amortizable over a weighted-average period of 3.67 years.
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
The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the three month period ended November 30, 2023 and fiscal year 2023:

(in thousands, except weighted-average amounts)	Three Months Ended November 30, 2023	Fiscal Year 2023
Estimated fair value of awards granted	$9,552	$10,067
Unvested Forfeiture Rate	6.38%	0.22%
Weighted-average grant price	$39.98	$43.78
Weighted-average market price	$39.98	$43.78
Weighted-average volatility	44.79%	46.14%
Weighted-average risk-free rate	4.93%	4.29%
Weighted-average dividend yield	0.60%	0.55%
Weighted-average expected life	6.59 years	6.55 years
The exercise prices for the options outstanding at November 30, 2023, ranged from $6.85 to $66.14, and the information relating to these options are as follows:
(in thousands except prices and weighted-average amounts)

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	182	1.81 years	$8.89	182	1.81 years	$8.89
$9.78	$18.76	148	3.24 years	$10.10	148	3.24 years	$10.10
$18.77	$33.40	200	5.39 years	$25.37	137	5.29 years	$24.60
$33.41	$47.63	1,125	9.06 years	$41.21	212	7.90 years	$40.94
$47.64	$66.14	272	7.31 years	$56.33	130	7.05 years	$58.00
		1,927	7.30 years	$36.25	809	5.10 years	$28.06
During the three months ended November 30, 2023, we issued 4,255 shares of stock valued at $0.2 million to our nonmanagement directors as compensation for board-related duties.
The Company's par-value common stock and additional paid-in capital as of November 30, 2023, were $11 thousand and $146.6 million, respectively.
Share Repurchases
No share repurchases were made during the three months ended November 30, 2023 and 2022.
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
Revenue concentration shows that international sales accounted for 25% and 29% of revenue for the three months ended November 30, 2023 and 2022, respectively. Our three largest customers in terms of revenue accounted for 8%, 8%, and 5% of revenue, respectively, for the three months ended November 30, 2023. Our three largest customers in terms of revenue accounted for 8%, 3%, and 3% of revenue, respectively, for the three months ended November 30, 2022.
Accounts receivable concentrations show that our three largest customers in terms of accounts receivable each comprised between 7% and 9% of accounts receivable as of November 30, 2023; our three largest customers in terms of accounts receivable comprised between 4% and 12% of accounts receivable as of November 30, 2022.
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
The following tables summarize the results for each segment for the three months ended November 30, 2023 and 2022:

(in thousands)	Three Months Ended November 30, 2023
	Software	Services	Total
Revenues	$7,589	$6,911	$14,500
Cost of revenues	991	3,661	4,652
Gross profit	$6,598	$3,250	$9,848
Gross margin	87%	47%	68%
Our software business and services business represented 52% and 48% of total revenue, respectively, for the three months ended November 30, 2023.

(in thousands)	Three Months Ended November 30, 2022
	Software	Services	Total
Revenues	$6,074	$5,890	$11,964
Cost of revenues	885	1,786	2,671
Gross profit	$5,189	$4,104	$9,293
Gross margin	85%	70%	78%
Our software business and services business represented 51% and 49% of total revenue, respectively, for the three months ended November 30, 2022.
The increase in the cost of revenues for our Services segment and corresponding decline in gross margin for the three months ended November 30, 2023 compared to the three months ended November 30, 2022 is driven by $1.2 million from the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings and $0.4 million from the acquisition of Immunetrics, which contributed to our services headcount. Gross margin would have been 49% during the three months ended November 30, 2022 under the current organization structure. The new business unit structure is designed to optimize the utilization of our scientific talent in support of our revenue growth objectives.
NOTE 8 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.1 million and $0.1 million for the three months ended November 30, 2023 and 2022, respectively.

NOTE 9 - GOVERNMENT ASSISTANCE

The Company receives government assistance in the form of cash grants which vary in size, duration, and conditions from domestic governmental agencies. Accounting for the grant revenue does not fall under ASC 606, Revenue from Contracts with Customers, as the Government will not benefit directly from our offerings. For government assistance in which no specific US GAAP applies, the Company accounts for such transactions as revenue and by analogy to a grant model. Under such model, the Company recognizes the impact of the government assistance on the Condensed Consolidated Statements of Income upon complying with the conditions of the grant. The grant revenue is recognized on a gross basis. The Company's accounting policy is to recognize a benefit to the income statement over the duration of the program when the conditions attached to the grant are achieved. If conditions are not satisfied, the grants are often subject to reduction, repayment, or termination. The Company classifies the impact of government assistance on the Condensed Consolidated Statements of Income as Services Revenue.

During the three months ended November 30, 2023, government assistance received primarily consisted of the following:

The Company received assistance from domestic governmental agencies to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The grants awarded are currently set to expire at various dates through 2025. During the three months ended November 30, 2023 and 2022, the Company recognized $0.4 million and $0.3 million, respectively, within Services revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income related to such assistance. To the extent amounts have been earned but not yet funded, the amounts are in Accounts Receivable. Computer equipment allowable by the grants is classified under Fixed Assets. Subawards due to unrelated entities are classified under Accrued Expenses.
NOTE 10 - SUBSEQUENT EVENTS
Dividend Declared

On Thursday, January 3, 2024, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend in the amount of approximately $1.2 million will be distributed on Monday, February 5, 2024, for shareholders of record as of Monday, January 29, 2024.

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
Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on October 27, 2023, and elsewhere in this document and in our other filings with the SEC.
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
General
BUSINESS
OVERVIEW
Simulations Plus, Inc., incorporated in 1996, is a premier developer of drug discovery and development software for modeling and simulation, and for the prediction of molecular properties utilizing both artificial intelligence and machine-learning-based technology. We also provide consulting services ranging from early drug discovery through preclinical and clinical development analysis and for submissions to regulatory agencies. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and academic and regulatory agencies worldwide for use in the conduct of industry-based research. The Company is headquartered in Southern California, with offices in Buffalo, NY; Research Triangle Park, NC; Pittsburgh, PA; and Paris, France. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.
We are a global leader, delivering relevant, cost-effective software and creative and insightful consulting services. Pharmaceutical and biotechnology companies and hospitals use our software programs and scientific consulting services to guide early drug discovery (molecule design, screening, and lead optimization), preclinical and clinical development programs, and the development of generic medicines after patent expiration, including using our software products and services to enhance their understanding of the properties of potential new therapies and to use emerging data to improve formulations, select and justify dosing regimens, support the generic pharmaceutical product development industry, optimize clinical trial designs, and simulate outcomes in special populations, such as in elderly and pediatric patients.

Results of Operations

Comparison of Three Months Ended November 30, 2023 and 2022

(in thousands)	Three Months Ended November 30,		% of Revenue
	2023	2022	2023	2022	$ Change	% Change
Revenue	$14,500	$11,964	100%	100%	$2,536	21%
Cost of revenue	4,652	2,671	32%	22%	1,981	74%
Gross profit	9,848	9,293	68%	78%	555	6%
Research and development	1,217	1,166	8%	10%	51	4%
Selling and marketing	1,989	1,485	14%	12%	504	34%
General and administrative	5,682	5,764	39%	48%	(82)	(1)%
Total operating expenses	8,888	8,415	61%	70%	473	6%
Income from operations	960	878	7%	7%	82	9%
Other income, net	1,446	740	10%	6%	706	95%
Income before income taxes	2,406	1,618	17%	14%	788	49%
Provision for income taxes	(461)	(373)	3%	3%	(88)	24%
Net income	$1,945	$1,245	13%	10%	$700	56%
Revenues
Revenues increased by $2.5 million, or 21%, to $14.5 million for the three months ended November 30, 2023, compared to $12.0 million for the three months ended November 30, 2022. This increase is primarily due to an increase of $1.5 million, or 25%, in software-related revenue primarily due to higher revenue from GastroPlus® of $0.9 million and additional revenue from QSP Thales oncology model software of $0.7 million, as well as a $1.0 million, or 17%, increase in service-related revenue driven by the QSP services revenue of $1.1 million mostly due to the addition of Immunetrics services revenue, and higher revenues from PKPD of $0.3 million, offset by lower revenue from PBPK of $0.2 million.
Cost of revenues
Cost of revenues increased by $2.0 million, or 74%, for the three months ended November 30, 2023, compared to the three months ended November 30, 2022. The increase is primarily due to an increase of $1.9 million, or 105%, in service-related cost of revenue, driven by $1.2 million from the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings and $0.4 million from the acquisition of Immunetrics, which contributed to our services headcount. The new business unit structure is designed to optimize the utilization of our scientific talent in support of our revenue growth objectives.
Gross profit
Gross profit increased by $0.6 million, or 6%, to $9.8 million for the three months ended November 30, 2023, compared to $9.3 million, for the three months ended November 30, 2022. The increase in gross profit is primarily due to an increase in gross profit for our software business of $1.4 million, or 27%, reflecting the strong revenue growth and operating leverage of our software business, partially offset by a decrease in gross profit for our services business of $0.9 million, or 21%, reflecting the reorganization of our internal structure as well as additional services headcount from the Immunetrics acquisition.
Overall gross margin percentage was 68% and 78% for the three months ended November 30, 2023 and 2022, respectively.
Research and development
We incurred $2.1 million of research and development costs during the three months ended November 30, 2023. Of this amount, $0.9 million was capitalized as a part of capitalized software development costs and $1.2 million was expensed. We incurred $2.1 million of research and development costs during the three months ended November 30, 2022. Of this amount, $0.9 million was capitalized and $1.2 million was expensed. Research and development spend remained relatively consistent with a slight increase of $0.1 million, or 5%, for the three months ended November 30, 2023, compared to the three months ended November 30, 2022.

Selling and marketing expenses
Selling and marketing expenses increased by $0.5 million, or 34%, to $2.0 million for the three months ended November 30, 2023, compared to $1.5 million for the three months ended November 30, 2022. The increase was primarily due to higher marketing spend of $0.3 million, an increase in stock compensation of $0.1 million, and an increase of $0.1 million in sales commissions due to higher sales.
General, and administrative expenses
General, and administrative (“G&A”) expenses remained relatively consistent with a slight decrease of $0.1 million, or 1%, to $5.7 million for the three months ended November 30, 2023, compared to $5.8 million for the three months ended November 30, 2022.
Other income
Total other income was $1.4 million for the three months ended November 30, 2023, compared to total other income of $0.7 million for the three months ended November 30, 2022. The increase is primarily due to an increase in interest income of $0.5 million driven by an increase in interest rates as well as a decrease in the fair value of contingent consideration of $0.1 million related to the Immunetrics earnout liability.
Provision for income taxes
The provision for income taxes was $0.5 million for the three months ended November 30, 2023, compared to $0.4 million for the three months ended November 30, 2022. Our effective tax rate decreased to 19% mainly due to disqualifying dispositions of incentive stock options for the three months ended November 30, 2023, when compared to 23% for the three months ended November 30, 2022.

Results of Operations by Business Unit
Comparison of Three Months Ended November 30, 2023 and 2022
Revenues

(in thousands)	Three Months Ended November 30,
	2023	2022	Change ($)	Change (%)
Software	$7,589	$6,074	$1,515	25%
Services	6,911	5,890	1,021	17%
Total	$14,500	$11,964	$2,536	21%
Cost of Revenues

(in thousands)	Three Months Ended November 30,
	2023	2022	Change ($)	Change (%)
Software	$991	$885	$106	12%
Services	3,661	1,786	1,875	105%
Total	$4,652	$2,671	$1,981	74%
Gross Profit

(in thousands)	Three Months Ended November 30,
	2023	2022	Change ($)	Change (%)
Software	$6,598	$5,189	$1,409	27%
Services	3,250	4,104	(854)	(21)%
Total	$9,848	$9,293	$555	6%
Software Business
For the three months ended November 30, 2023, the revenue increase of $1.5 million, or 25%, compared to the three months ended November 30, 2022, was primarily due to higher revenue from GastroPlus® of $0.9 million and higher revenue from QSP Thales oncology model software of $0.7 million. Cost of revenues increased by $0.1 million, or 12%, during the same periods, and gross profit increased by $1.4 million, or 27%, for the three months ended November 30, 2023, compared to the three months ended November 30, 2022.
Services Business
For the three months ended November 30, 2023, the revenue increase of $1.0 million, or 17%, compared to the three months ended November 30, 2022, was primarily due to higher revenues from QSP services of $1.1 million driven by the addition of Immunetrics services revenue, and an increase in revenues from CPP services of $0.3 million, partially offset by a decrease in revenues from PBPK services of $0.2 million. Cost of revenues increased by $1.9 million, or 105%, driven by $1.2 million from the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings and $0.4 million from the acquisition of Immunetrics, which contributed to our services headcount. The new business unit structure is designed to optimize the utilization of our scientific talent in support of our revenue growth objectives. Gross profit decreased accordingly by $0.9 million, or 21%, for the same periods.

Liquidity and Capital Resources
As of November 30, 2023, the Company had $39.8 million in cash and cash equivalents, $74.1 million in short-term investments, and working capital of $121.1 million. Our principal sources of capital have been a follow-on public offering in August 2020 for $107.7 million and cash flows from our operations. We have achieved continuous positive operating cash flow over the last fourteen fiscal years.
On December 29, 2022, our Board of Directors authorized and approved a share repurchase program for up to $50 million of the outstanding shares of our common stock, including the repurchase of up to $20 million of our outstanding shares through an accelerated share repurchase transaction. Under the repurchase program, shares may be repurchased at our discretion based on ongoing assessment of the capital needs of our business, the market price of shares of our common stock, and general market conditions. Repurchases may be made pursuant to certain SEC regulations, which permit common shares to be repurchased when we would otherwise be prohibited from doing so under insider-trading laws. There is no time limit in place for the completion of our share repurchase program, and the program may be suspended or discontinued at any time. Except as was required by the ASR Agreement (as defined below), we are not obligated to repurchase any shares under the repurchase program. We have funded share repurchases to date, and will fund future repurchases, if any, through cash on hand and cash generated from operations.
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
On June 16, 2023, the Company acquired Immunetrics through a reverse triangular merger, pursuant to which Immunetrics became a wholly owned subsidiary of the Company. As consideration for the acquisition, at closing, the Company paid the equity holders of Immunetrics a cash payment in the aggregate amount of approximately $13.7 million, and also paid the representative of the Immunetrics stockholders $250,000 as an expense fund to cover expenses that it incurs in its role as such (collectively, the “Closing Payments”). In addition to the Closing Payments, the Company held back $1.8 million to cover any negative working capital adjustments and Immunetrics’ indemnification obligations under the Merger Agreement (the “Holdback Amount”), the balance of which, less any deductions, if any, will be distributed to the Immunetrics stockholders after expiration of the applicable hold back period. Furthermore, the Company agreed to pay the Immunetrics equity holders an aggregate amount of up to $8.0 million in earnout payments, consisting of two payouts of up to $4.0 million each, if Immunetrics achieves certain revenue milestones for the calendar years 2023 and 2024 (the “Earnout Payments,” and together with the Closing Payments and Holdback Amount, the “Merger Consideration”). Pursuant to the agreement, we have up to 60 days after December 31, 2023 to calculate and notify the Immunetrics stockholder representative of the amount of the first earnout payment, if any, payable for year one under the Agreement, after which the Immunetrics stockholder representative will have up to 25 days to provide any objections to our earnout calculations. We will have five business days from the earlier of (i) the date that the Immunetrics stockholder representative confirms agreement with our calculations and (ii) 25 days from the date we notify the Immunetrics stockholder representative of the calculated amount of the first earnout payment, provided that we do not receive any objections or confirmation of our calculations from the Immunetrics stockholder representative prior to expiration of the period. We have not yet determined the final amount, if any, we will be required to pay under the first earnout payment; however, we intend to do so within the period provided under the agreement.
We believe that our existing capital and anticipated funds from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future, including to complete the remaining $30 million of repurchases available under our $50 million share repurchase program, if we so choose. Thereafter, if cash generated from operations is insufficient to satisfy our capital requirements, we may have to sell additional equity or debt securities. In the event that additional financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us.

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
Except as discussed elsewhere in this Quarterly Report on Form 10-Q (this “Report”), we are not aware of any trends or demands, commitments, events, or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. The trend over the last ten years has been increasing cash deposits from our operating cash flows, and we expect that trend to continue for the foreseeable future.
Cash Flows
Operating Activities
Net cash provided by operating activities was $0.2 million for the three months ended November 30, 2023. Our operating cash flows resulted in part from our net income of $1.9 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, $3.3 million related to changes in balances of operating assets and liabilities was subtracted from net income and $1.5 million related to non-cash charges was added to net income to reconcile to cash flow from operations.
Net cash provided by operating activities was $4.7 million for the three months ended November 30, 2022. Our operating cash flows resulted primarily from our net income of $1.2 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, $1.5 million related to changes in balances of operating assets and liabilities was added to net income and $1.9 million related to noncash charges was added to net income to reconcile to cash flow from operations.
Net cash provided by operating activities decreased by $4.5 million during the three months ended November 30, 2023 compared to the three months ended November 30, 2022. $2.2 million of this change relates to accounts receivable, as the Company experienced strong cash collections from customers on older balances during the three months ended November 30, 2022. $0.8 million of this change relates to the Company's bonus payments, which increased during the three months ended November 30, 2023 due to growth in headcount and annual pay increases. $0.6 million of this change relates to the timing of our bi-weekly payroll such that 9 additional days were accrued for during the three months ended November 30, 2023.
Investing Activities
Net cash used in investing activities during the three months ended November 30, 2023, was $16.9 million, primarily due to the purchase of short-term investments of $30.5 million and computer software development costs of $0.9 million, offset by proceeds from maturities of short-term investments of $14.8 million.
Net cash used in investing activities during the three months ended November 30, 2022, was $6.4 million, primarily due to the purchase of short-term investments of $29.5 million and computer software development costs of $0.9 million, offset by proceeds from maturities of short-term investments of $24.1 million.
Financing Activities
Net cash used in financing activities during the three months ended November 30, 2023, was $1.0 million, primarily due to dividend payments totaling $1.2 million, partially offset by proceeds from the exercise of stock options totaling $0.2 million.
Net cash used in financing activities during the three months ended November 30, 2022, was $0.5 million, primarily due to payments on contracts payable of $0.8 million related to the Lixoft acquisition, and dividend payments totaling $1.2 million.

Dividends

Refer to Note 5 – Shareholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Report) for details regarding dividends.

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
The world has been affected by the ongoing conflict between Russia and Ukraine, the conflict between Israel and Hamas, other geopolitical instability, and general economic uncertainty, amongst other things. Inflation has risen, Federal Reserve interest rates have increased, and the general consensus among economists suggests that we should expect a recession risk to continue for the near future. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.
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
Contractual Obligations
The following table provides aggregate information regarding our contractual obligations as of November 30, 2023:

(in thousands)	Payments due by period
Contractual obligations:	Total	1 year	2–3 years	4–5 years	More than 5 years
Contracts payable(1)	$6,470	$2,290	$4,180	$—	$—
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
Critical Accounting Estimates
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

The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $0.9 million and $0.9 million for the three months ending November 30, 2023 and 2022, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products, not to exceed five years. Amortization of software development costs amounted to $0.4 million and $0.4 million for the fiscal three months ending November 30, 2023, and 2022, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of November 30, 2023, after completion of the Company's internal reorganization, the Company determined that it had five reporting units: CPP, QSP, PBPK, Cheminformatics, and Regulatory Strategies.

As of November 30, 2023, the entire balance of goodwill was attributed to two of the Company's reporting units, CPP and QSP. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. No impairment losses were recorded during the three months ended November 30, 2023 and 2022, respectively.

Business Acquisitions

The Company accounted for the acquisitions of Cognigen, DILIsym, Lixoft, and Immunetrics using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted-average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company's condensed consolidated financial statements as of the date of the acquisition.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718-10, “Compensation-Stock Compensation”. Under this method, compensation costs include the estimated grant-date fair value of awards amortized over the options’ vesting period. Stock-based compensation costs, not including shares issued to directors for services, was $1.3 million and $0.9 million for the three months ended November 30, 2023 and 2022, respectively.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of November 30, 2023, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of November 30, 2023 that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
No change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For a description of our material pending legal proceedings, please see Note 4, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A.    Risk Factors
Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; however, additional risks not currently known or currently material to us may also harm our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
During the quarter ended November 30, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

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
We did not repurchase any shares or other equity securities of the Company during the three months ended November 30, 2023.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended November 30, 2023, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

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

4.1	Form of Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed March 25, 1997.
4.2	Share Exchange Agreement, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed March 25, 1997.
10.1(†)	Amended and Restated Employment Agreement between Simulations Plus, Inc. and Shawn O’Connor, dated November 1, 2023.
10.2(†)	Amended and Restated Employment Agreement between Simulations Plus, Inc. and Will Frederick, dated November 1, 2023.
10.3(†)	Amended and Restated Employment Agreement between Simulations Plus, Inc. and Brett Howell, dated November 1, 2023.
10.4(†)	Amended and Restated Employment Agreement between Simulations Plus, Inc. and John DiBella, dated November 1, 2023.
10.5(†)	Amended and Restated Employment Agreement between Simulations Plus, Inc. and Jill Fiedler-Kelly, dated November 1, 2023.
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments).
_____________________________

*	Filed herewith.
**	Furnished herewith.
***	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(†)	Refers to management contracts or compensatory plans or arrangements.

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on January 5, 2024

SIMULATIONS PLUS, INC.

Date:	January 5, 2024	By:	/s/ Will Frederick
Will Fredrick Chief Financial Officer (Principal financial officer) and Chief Operating Officer