Form 10-Q
period 2024-02-29
Simulations Plus, Inc.
filed 2024-04-05
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 31, 2024, was 19,984,945.
Simulations Plus, Inc.

FORM 10-Q
For the Quarterly Period Ended February 29, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
(in thousands, except share and per share amounts)	February 29, 2024	August 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$37,031	$57,523
Accounts receivable, net of allowance for credit losses of $30 and $46	13,114	10,201
Prepaid income taxes	1,364	804
Prepaid expenses and other current assets	4,975	3,904
Short-term investments	71,473	57,940
Total current assets	127,957	130,372
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $17,962 and $17,199	12,333	11,335
Property and equipment, net	843	671
Operating lease right-of-use assets	1,062	1,247
Intellectual property, net of accumulated amortization of $10,117 and $9,301	7,873	8,689
Other intangible assets, net of accumulated amortization of $2,606 and $2,107	12,935	12,825
Goodwill	19,099	19,099
Long-term investments	9,024	—
Deferred tax assets	2,323	1,438
Other assets	524	425
Total assets	$193,973	$186,101
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$360	$144
Accrued compensation	3,184	4,392
Accrued expenses	2,992	659
Contracts payable	5,110	3,250
Operating lease liability - current portion	425	442
Deferred revenue	2,457	3,100
Total current liabilities	14,528	11,987
Long-term liabilities
Operating lease liability	607	755
Contracts payable – net of current portion	1,800	3,330
Total liabilities	16,935	16,072
Commitments and contingencies	—	—
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized; 19,983,703 and 19,937,961 shares issued and outstanding	148,472	144,974
Retained earnings	28,776	25,196
Accumulated other comprehensive loss	(210)	(141)
Total shareholders' equity	177,038	170,029
Total liabilities and shareholders' equity	$193,973	$186,101
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per common share amounts)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Revenues
Software	$11,614	$10,487	$19,203	$16,561
Services	6,691	5,263	13,602	11,153
Total revenues	18,305	15,750	32,805	27,714
Cost of revenues
Software	1,348	843	2,339	1,728
Services	3,736	1,777	7,397	3,563
Total cost of revenues	5,084	2,620	9,736	5,291
Gross profit	13,221	13,130	23,069	22,423
Operating expenses
Research and development	1,312	1,317	2,529	2,483
Sales and marketing	1,949	1,730	3,938	3,215
General and administrative	5,518	6,049	11,200	11,813
Total operating expenses	8,779	9,096	17,667	17,511
Income from operations	4,442	4,034	5,402	4,912
Other income	810	1,034	2,256	1,774

Income before income taxes	5,252	5,068	7,658	6,686
Provision for income taxes	(1,223)	(894)	(1,684)	(1,267)
Net income	$4,029	$4,174	$5,974	$5,419

Earnings per share
Basic	$0.20	$0.21	$0.30	$0.27
Diluted	$0.20	$0.20	$0.29	$0.26

Weighted-average common shares outstanding
Basic	19,975	20,112	19,961	20,200
Diluted	20,315	20,529	20,288	20,657

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(15)	(23)	(69)	30
Comprehensive income	$4,014	$4,151	$5,905	$5,449
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per common share amounts)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Common stock and additional paid in capital
Balance, beginning of period	$146,591	$140,306	$144,974	$138,512
Exercise of stock options	146	205	310	963
Stock-based compensation	1,585	1,160	2,888	2,046
Shares issued to Directors for services	150	150	300	300
Repurchase and retirement of common shares	—	(4,000)	—	(4,000)
Balance, end of period	148,472	137,821	148,472	137,821

Retained earnings
Balance, beginning of period	25,945	40,071	25,196	40,044
Declaration of dividends	(1,198)	(1,195)	(2,394)	(2,413)
Repurchase and retirement of common shares	—	(16,000)	—	(16,000)
Net income	4,029	4,174	5,974	5,419
Balance, end of period	28,776	27,050	28,776	27,050

Accumulated other comprehensive (loss) income
Balance, beginning of period	(195)	(255)	(141)	(308)
Other comprehensive (loss) income	(15)	(23)	(69)	30
Balance, end of period	(210)	(278)	(210)	(278)
Total shareholders’ equity	$177,038	$164,593	$177,038	$164,593
Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023
Cash flows from operating activities
Net income	$5,974	$5,419
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,196	1,858
Change in fair value of contingent consideration	330	—
Amortization of investment (discounts) premiums	(796)	(379)
Stock-based compensation	3,147	2,300
Deferred income taxes	(885)	403
Currency translation adjustments	(69)	30
(Increase) decrease in
Accounts receivable	(2,913)	2,389
Prepaid income taxes	(560)	994
Prepaid expenses and other assets	(1,170)	(1,067)
Increase (decrease) in
Accounts payable	216	125
Other liabilities	1,145	(1,010)
Deferred revenue	(643)	(814)
Net cash provided by operating activities	5,972	10,248

Cash flows from investing activities
Purchases of property and equipment	(433)	(316)
Purchase of short-term investments	(48,989)	(47,156)
Proceeds from maturities of short-term investments	36,252	48,151
Purchase of long-term investments	(9,024)	—
Purchased intangibles	(467)	(77)
Capitalized computer software development costs	(1,719)	(1,675)
Net cash used in investing activities	(24,380)	(1,073)

Cash flows from financing activities
Payment of dividends	(2,394)	(2,413)
Proceeds from the exercise of stock options	310	963
Repurchase and retirement of common shares	—	(20,000)
Net cash used in financing activities	(2,084)	(21,450)

Net decrease in cash and cash equivalents	(20,492)	(12,275)
Cash and cash equivalents, beginning of period	$57,523	$51,567
Cash and cash equivalents, end of period	$37,031	$39,292

Supplemental disclosures of cash flow information
Income taxes paid	$3,142	$93
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended February 29, 2024 and February 28, 2023
(Unaudited)
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
At the beginning of fiscal year 2024, in order to create a more integrated and cohesive company, the Company reorganized its internal structure to move away from divisions based on its prior acquisitions and instead form business units organized around key product and service offerings that the Company provides, which include:

•Cheminformatics;
•Physiologically Based Pharmacokinetics (“PBPK”);
•Quantitative Systems Pharmacology (“QSP”);
•Clinical Pharmacology and Pharmacometrics (“CPP”); and
•Regulatory Strategies.

Lines of Business

For more than 25 years, Simulations Plus has been a leading provider in the biosimulation market, offering software and consulting services that support drug discovery, development, research, and regulatory submissions. Our solutions bridge artificial intelligence (AI)/machine learning, physiologically based pharmacokinetics, quantitative systems pharmacology/toxicology, and population PK/PD modeling approaches. Our technology is licensed and applied by major pharmaceutical and biotechnology companies, universities, and regulatory agencies worldwide.
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

Software Revenues:
Software revenues are generated primarily from sales of software licenses at the time the software is unlocked, and the term commences. The license period typically is one year or less. Along with the license, a di minimis amount of customer support is provided to assist the customer with the software. Should the customer need more than a di minimis amount of support, they can choose to enter into a separate contract for additional training. Most software is installed on our customers’ servers and the Company has no control of the software once the sale is made except for the licensing software that controls number of users, modules, and expiration dates.
Payments are generally due upon invoicing on a net-30 basis, unless other payment terms are negotiated with the customer based on customer history. Typical industry standards apply.

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
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of February 29, 2024, remaining performance obligations were $10.8 million. Ninety-four percent of the remaining performance obligations are expected to be recognized over the next 12 months, with the remainder expected to be recognized thereafter. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations and changes in the scope of contracts.
Disaggregation of Revenues

The components of disaggregation of revenue for the three and six months ended February 29, 2024, and February 28, 2023, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Software licenses
Point in time	$11,354	$10,191	$18,675	$15,993
Over time	260	296	528	568
Services
Over time	6,691	5,263	13,602	11,153
Total revenue	$18,305	$15,750	$32,805	$27,714
In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three and six months ended February 29, 2024, and February 28, 2023, were as follows:

(in thousands)	Three Months Ended
	February 29, 2024		February 28, 2023
	$	% of total	$	% of total
Americas	$12,461	68%	$10,589	67%
EMEA	4,665	25%	3,618	23%
Asia Pacific	1,179	7%	1,543	10%
Total	$18,305	100%	$15,750	100%

	Six Months Ended
(in thousands)	February 29, 2024		February 28, 2023
	$	% of total	$	% of total
Americas	$23,352	71%	$19,089	69%
EMEA	6,967	21%	5,748	21%
Asia Pacific	2,486	8%	2,877	10%
Total	$32,805	100%	$27,714	100%
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
Contract asset balances as of February 29, 2024, and August 31, 2023, were $2.6 million and $2.7 million, respectively.
During the three and six months ended February 29, 2024, the Company recognized $0.4 million and $2.5 million, respectively, of revenue that was included in contract liabilities as of August 31, 2023, and during the three and six months ended February 28, 2023, the Company recognized $0.4 million and $2.3 million, respectively, of revenue that was included in contract liabilities as of August 31, 2022.
Deferred Commissions

Sales commissions earned by our sales force and our commissioned sales representatives are considered incremental and recoverable costs of obtaining a contract with a customer. We apply the practical expedient as described in ASC 340-40-25-4 to expense costs as incurred for sales commissions, since the amortization period of the asset that we otherwise would have recognized is one year or less. This expense is included in the condensed consolidated statements of operations and comprehensive income as sales and marketing expense.
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
The activity in the allowance for credit losses related to our trade receivables is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Balance, beginning of period	$37	$12	$46	$12
Provision for credit losses	(7)	—	(16)	—
Balance, end of period	$30	$12	$30	$12
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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. During the three and six months ended February 29, 2024, and for the year ended August 31, 2023, all of our investments were classified as held-to-maturity.

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
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $0.4 million and $0.4 million, for the three months ended February 29, 2024, and February 28, 2023, respectively, and $0.8 million and $0.8 million for the six months ended February 29, 2024, and February 28, 2023, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
The Company assesses capitalized computer software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Supplemental balance sheet information related to operating leases was as follows as of February 29, 2024:

(in thousands)
Right of use assets	$1,062
Lease liabilities, current	$425
Lease liabilities, long-term	$607
Operating lease costs	$239
Weighted-average remaining lease term	2.91 years
Weighted-average discount rate	5.31%
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
Goodwill and the other assets and liabilities acquired as part of the Immunetrics acquisition have been assigned to our QSP reporting unit.
Goodwill and intangible assets are tested for impairment at the reporting unit level, which is either one level below or the same level as an operating segment.
Consistent with the reorganization of our internal structuring to move away from divisions based on our prior acquisitions to business units organized around key product and service offerings, as of February 29, 2024, our reporting units now include the following business units:

•Cheminformatics;
•Physiologically Based Pharmacokinetics (“PBPK”);
•Quantitative Systems Pharmacology (“QSP”);
•Clinical Pharmacology and Pharmacometrics (“CPP”); and
•Regulatory Strategies.

As part of this reorganization, we also took the opportunity to evaluate our departmental structure with a focus on continuing to improve operational performance and profitability. Accordingly, we moved all services personnel into cost of revenues departments, all research and development (“R&D”) personnel into R&D expense departments, all sales and marketing personnel into sales and marketing expense departments, and all overhead personnel into general and administrative expense departments. To provide investors improved visibility to our progress, we also decided to report separately our sales and marketing expenses from our general and administrative expenses.
Reconciliation of Goodwill for the six months ended February 29, 2024:

(in thousands)	CPP	QSP	Total
Balance, August 31, 2023	$7,323	$11,776	$19,099
Addition	—	—	—
Impairments	—	—	—
Balance, February 29, 2024	$7,323	$11,776	$19,099
The following table summarizes other intangible assets as of February 29, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$4,210	$—	$4,210
Covenants not to compete	Straight line 2 to 3 years	30	11	19
Other internal use software	Straight line 3 to 5 years	542	23	519
Customer relationships	Straight line 8 to 14 years	8,230	2,283	5,947
ERP	Straight line 15 years	2,529	289	2,240
		$15,541	$2,606	$12,935
The following table summarizes other intangible assets as of August 31, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$4,210	$—	$4,210
Covenants not to compete	Straight line 3 years	30	3	27
Other internal use software	Straight line 3 to 5 years	350	10	340
Customer relationships	Straight line 8 to 14 years	8,230	1,887	6,343
ERP	Straight line 15 years	2,112	207	1,905
		$14,932	$2,107	$12,825
Total amortization expense for the three months ended February 29, 2024, and February 28, 2023 was $0.3 million and $0.1 million, respectively, and amortization expense for the six months ended February 29, 2024, and February 28, 2023 was $0.5 million and $0.3 million, respectively.
Estimated future amortization of finite-lived intangible assets for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of 2024	$494
2025	$957
2026	$945
2027	$898
2028	$755
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
For certain of our financial instruments, including accounts receivable, accounts payable, and accrued compensation and other accrued expenses, the carrying amounts are representative of their fair values due to their short maturities.

We invest a portion of our excess cash balances in short-term debt securities and long-term debt securities. Short-term debt securities investments as of February 29, 2024 and August 31, 2023, consisted of corporate bonds and term deposits with maturities remaining of less than 12 months. Long-term debt securities investments consisted of investment grade corporate debt. In addition, under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. We account for our investments in accordance with ASC 320, Investments – Debt and Equity Securities. As of February 29, 2024, all investments were classified as held-to-maturity securities, as we have the positive intent and ability to hold these securities until maturity. We believe unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality, and, accordingly, we have not recorded an allowance for credit losses on our debt securities as of February 29, 2024 and August 31, 2023.
The following tables summarize our short-term investments as of February 29, 2024, and August 31, 2023:

	February 29, 2024
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Short-term investments:
Commercial notes (due within one year)	$67,473	$—	$(177)	$67,296
Term deposits (due within one year)	4,000	—	—	4,000
Total short-term investments	$71,473	$—	$(177)	$71,296
Long-term investments:
Commercial notes (due within 15 months)	$9,024	$91	$—	$9,115
Total investments	$80,497	$91	$(177)	$80,411

	August 31, 2023
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Short-term investments:
Commercial notes (due within one year)	$53,940	$—	$(115)	$53,825
Term deposits (due within one year)	4,000	—	—	4,000
Total short-term investments	$57,940	$—	$(115)	$57,825
As of February 29, 2024 and August 31, 2023, the Company had a liability for contingent consideration related to its acquisition of Immunetrics. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in markets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the fair value of the contingent consideration obligations are recorded in the Company’s Condensed Consolidated Statement of Operations.
The following is a reconciliation of contingent consideration at fair value:

(in thousands)	Amount
Contingent consideration at August 31, 2023	$4,780
Change in fair value of contingent consideration	330
Contingent consideration at February 29, 2024	$5,110

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

Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition-date fair value. We measure goodwill as of the acquisition-date as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition-date amounts of the identifiable assets acquired and liabilities assumed. Costs that we incur to complete the business combination, such as investment banking, legal, and other professional fees, are not considered part of consideration, and we recognize such costs as general and administrative expenses as they are incurred. Under the acquisition method, we also account for acquired-company restructuring activities that we initiate separately from the business combination.

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

Under the acquisition method of accounting for business combinations, if we identify changes to acquired deferred-tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and we record the offset to goodwill. We record all other changes to deferred-tax asset valuation allowances and liabilities related to uncertain tax positions in current-period income tax expense. This accounting applies to all of our acquisitions regardless of acquisition date.
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

In June 2017, as part of the acquisition of DILIsym, the Company acquired certain developed technologies associated with drug-induced liver disease (DILI). These technologies were valued at $2.9 million and are being amortized over 9 years under the straight-line method.

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
The following table summarizes intellectual property as of February 29, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	$6,000	$5,875	$125
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	2,136	714
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	27	23
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,926	6,084
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	153	927
		$17,990	$10,117	$7,873
The following table summarizes intellectual property as of August 31, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	$6,000	$5,575	$425
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,978	872
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	25	25
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,678	6,332
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	45	1,035
		$17,990	$9,301	$8,689
Total amortization expense for intellectual property agreements for the three months ended February 29, 2024, and February 28, 2023 was $0.4 million and $0.4 million, respectively, and $0.8 million and $0.7 million for the six months ended February 29, 2024 and February 28, 2023, respectively.
Estimated future amortization of intellectual property for the next five fiscal years is as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of 2024	$618
2025	$1,009
2026	$933
2027	$693
2028	$648
Earnings per Share
We report earnings per share in accordance with ASC 260. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and six months ended February 29, 2024, and February 28, 2023, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Numerator
Net income attributable to common shareholders	$4,029	$4,174	$5,974	$5,419

Denominator
Weighted-average number of common shares outstanding during the period	19,975	20,112	19,961	20,200
Dilutive effect of stock options	340	417	327	457
Common stock and common stock equivalents used for diluted earnings per share	20,315	20,529	20,288	20,657
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, was $1.6 million and $1.2 million for the three months ended February 29, 2024, and February 28, 2023, respectively, and $2.9 million and $2.0 million for the six months ended February 29, 2024 and February 28, 2023, respectively.
Impairment of Long-lived Assets
We account for the impairment and disposition of long-lived assets in accordance with ASC 360. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the three and six months ended February 29, 2024, and February 28, 2023, respectively.
Recently Issued Accounting Standards

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification ("ASC"). ASU 2023-06's amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The Company does not expect ASU 2023-06 to have a material effect on its condensed consolidated financial statements.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial-statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company adopted the guidance during fiscal year 2023. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 3 – OTHER INCOME
The components of other income for the three and six months ended February 29, 2024, and February 28, 2023, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Interest income	$1,348	$985	$2,640	$1,756
Change in fair valuation of contingent consideration	(440)	—	(330)	—
(Loss) gain on currency exchange	(98)	49	(54)	18
Total other income	$810	$1,034	$2,256	$1,774
NOTE 4 – COMMITMENTS AND CONTINGENCIES
Leases
We lease 4,200 square feet of office space in Lancaster, California, where our corporate headquarters are located. The lease term extends to April 30, 2028, and the base rent is $8 thousand per month with an annual increase of 3%. The lease agreement gives the Company the right, upon 180 days prior notice, to opt out of all or part of the last three years of the lease term with no penalty.

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
We have a data center colocation space in Buffalo, New York, with a lease term through November 30, 2026, and rent of $6 thousand per month with an annual 3% increase.

Rent expense, including common area maintenance fees, for the three months ended February 29, 2024, and February 28, 2023, was $0.1 million and $0.1 million respectively, and $0.3 million and $0.3 million for the six months ended February 29, 2024, and February 28, 2023, respectively.
Lease liability maturities as of February 29, 2024, were as follows:

(in thousands)	Years Ending August 31,	Amount
Remainder of 2024		$237
2025		411
2026		313
2027		145
2028		68
Total undiscounted liabilities		1,174
Less: imputed interest		(142)
Total operating lease liabilities (including current portion)		$1,032
Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its executive officers that may require compensation payments upon termination.
Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more-likely-than-not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal years 2020 through 2023 are open for audit, and our state tax returns for fiscal years 2019 through 2023 remain open for audit.

Our review of prior-year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.
Litigation

We are not a party to any legal proceedings and are not aware of any pending or threatened legal proceedings of any kind.

NOTE 5 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of Company's common stock outstanding for the three and six months ended February 29, 2024 and February 28, 2023 were as follows:

	Three Months Ended February 29,		Six Months Ended February 29,
(in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Common stock outstanding, beginning of period	19,966	20,314	19,938	20,260
Common stock repurchased during the period	—	(409)	—	(409)
Common stock issued during the period	18	26	46	79
Common stock outstanding, end of period	19,984	19,931	19,984	19,931
Dividends

The Company’s Board of Directors declared cash dividends during the six months ended February 29, 2024 and fiscal year 2023. The details of dividends paid are in the following tables:

(in thousands, except dividend per share)	Six Months Ended February 29, 2024

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/30/2023	11/06/2023	19,939	$0.06	$1,196
1/29/2024	2/05/2024	19,973	$0.06	1,198
Total				$2,394

(in thousands, except dividend per share)	Fiscal Year 2023

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/31/2022	11/07/2022	20,299	$0.06	$1,218
1/30/2023	2/06/2023	19,924	$0.06	1,195
4/24/2023	5/01/2023	19,999	$0.06	1,200
7/31/2023	8/07/2023	19,931	$0.06	1,196
Total				$4,809
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

On April 9, 2021, the Company’s Board of Directors adopted, and on June 23, 2021, its shareholders approved, the Company’s 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan, the “Plans”), under which a total of 1.3 million shares of common stock were initially reserved for issuance. On October 20, 2022, the Company’s Board of Directors approved, and on February 9, 2023, its shareholders approved, an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder from 1.3 million shares to 1.55 million shares of common stock of the Company. Thereafter, on October 19, 2023, the Company’s Board of Directors approved, and on February 8, 2024, its shareholders approved, an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder from 1.55 million to 2.5 million shares of common stock of the Company. The 2021 Plan will terminate in 2031.
As of February 29, 2024, employees and directors of the Company held Qualified Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) to purchase an aggregate of 1.9 million shares of common stock at exercise prices ranging from $6.85 to $66.14 per share.
The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts)
Activity for the six months ended February 29, 2024	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2023	1,478	$34.62	6.62 years
Granted	515	40.34
Exercised	(49)	14.47
Canceled/Forfeited	(11)	45.38
Outstanding, February 29, 2024	1,933	$36.58	7.13 years
Vested and Exercisable, February 29, 2024	861	$29.14	4.95 years
Vested and Expected to Vest, February 29, 2024	1,852	$36.40	7.02 years
The total grant-date fair value of nonvested stock options as of February 29, 2024, was $21.7 million and is amortizable over a weighted-average period of 3.5 years.
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
The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the six-month period ended February 29, 2024 and fiscal year 2023:

(in thousands, except weighted-average amounts)	Six Months Ended February 29, 2024	Fiscal Year 2023
Estimated fair value of awards granted	$10,256	$10,067
Unvested Forfeiture Rate	6.38%	0.22%
Weighted-average grant price	$40.34	$43.78
Weighted-average market price	$40.34	$43.78
Weighted-average volatility	44.70%	46.14%
Weighted-average risk-free rate	4.86%	4.29%
Weighted-average dividend yield	0.60%	0.55%
Weighted-average expected life	6.59 years	6.55 years
The exercise prices for the options outstanding at February 29, 2024, ranged from $6.85 to $66.14, and the information relating to these options are as follows:

(in thousands except prices and weighted-average amounts)

Exercise Price		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	180	1.56 years	$8.88	180	1.56 years	$8.88
$9.78	$18.76	146	2.99 years	$10.08	146	2.99 years	$10.08
$18.77	$33.40	182	5.16 years	$25.72	163	5.09 years	$25.01
$33.41	$47.63	1,154	8.84 years	$41.34	213	7.66 years	$40.92
$47.64	$66.14	271	7.07 years	$56.32	159	6.80 years	$57.87
		1,933	7.13 years	$36.58	861	4.95 years	$29.14
During the three and six months ended February 29, 2024, we issued 3,960 and 8,215 shares of stock valued at $0.2 million and $0.3 million, respectively, to our nonmanagement directors as compensation for board-related duties.
The Company's par-value common stock and additional paid-in capital as of February 29, 2024, were $11 thousand and $148.5 million, respectively.
Share Repurchases
No share repurchases were made during the six months ended February 29, 2024.
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

NOTE 6 – CONCENTRATIONS AND UNCERTAINTIES
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, trade accounts receivable, and short-term investments. The Company holds cash and cash equivalents with balances that exceed FDIC-insured limits. Cash maintained in excess of these limits is on deposit with a large, national bank. Accordingly, the Company does not have depository exposure to regional banks. In addition, the Company holds cash at a bank in France that is not FDIC-insured. Historically, the Company has not experienced any losses in such accounts, and management believes that the financial institutions at which its cash is held are stable; however, no assurances can be provided. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition.
Revenue concentration shows that international sales accounted for 29% and 31% of revenue for the six months ended February 29, 2024 and February 28, 2023, respectively. Our three largest customers in terms of revenue accounted for 11%, 4%, and 3% of revenue, respectively, for the six months ended February 29, 2024. Our four largest customers in terms of revenue accounted for 6%, 5%, 3%, and 3% of revenue, respectively, for the six months ended February 28, 2023.
Accounts-receivable concentrations show that our five largest customers in terms of accounts receivable each comprised between 4% and 19% of accounts receivable as of February 29, 2024; our six largest customers in terms of accounts receivable comprised between 5% and 13% of accounts receivable as of February 28, 2023. The largest customer, which comprised 19% of accounts receivable as of February 29, 2024, was current with respect to all open invoices within a de minimis amount. Of the $2.4 million of open accounts receivable from this customer as of February 29, 2024, $1.8 million was received from the customer by March 22, 2024.
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
The following tables summarize the results for each segment for the three months ended February 29, 2024, and February 28, 2023:

(in thousands)	Three Months Ended February 29, 2024
	Software	Services	Total
Revenues	$11,614	$6,691	$18,305
Cost of revenues	1,348	3,736	5,084
Gross profit	$10,266	$2,955	$13,221
Gross margin	88%	44%	72%
Our software business and services business represented 63% and 37% of total revenue, respectively, for the three months ended February 29, 2024.

(in thousands)	Three Months Ended February 28, 2023
	Software	Services	Total
Revenues	$10,487	$5,263	$15,750
Cost of revenues	843	1,777	2,620
Gross profit	$9,644	$3,486	$13,130
Gross margin	92%	66%	83%
Our software business and services business represented 67% and 33% of total revenue, respectively, for the three months ended February 28, 2023.
Software Business
For the three months ended February 29, 2024, the revenue increase of $1.1 million, or 11%, compared to the three months ended February 28, 2023, was primarily due to higher revenues from Monolix™ of $0.8 million, and higher revenues from ADMET Predictor® of $0.3 million. Cost of revenues increased $0.5 million, or 60%, primarily due to $0.2 million from the acquisition of Immunetrics, and gross profit increased by $0.6 million, or 6%, primarily due to the increase in revenues.
Services Business
For the three months ended February 29, 2024, the revenue increase of $1.4 million, or 27%, compared to the three months ended February 28, 2023, was primarily due to higher revenues from QSP services of $0.8 million, PBPK services of $0.5 million, higher revenues from PKPD services of $0.3 million, offset by lower revenues from REG services of $0.1 million. Cost of revenues increased by $2.0 million, or 110% primarily driven by $1.3 million from the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings and $0.4 million from the acquisition of Immunetrics, which contributed to our services headcount. Our new business unit structure is designed to optimize the utilization of our scientific talent in support of our revenue growth objectives. Gross profit decreased by $0.5 million, or 15%, for the same periods.
The following tables summarize the results for each segment for the six months ended February 29, 2024 and February 28, 2023:

(in thousands)	Six Months Ended February 29, 2024
	Software	Services	Total
Revenues	$19,203	$13,602	$32,805
Cost of revenues	2,339	7,397	9,736
Gross profit	$16,864	$6,205	$23,069
Gross margin	88%	46%	70%
Our software business and services business represented 59% and 41% of total revenue, respectively, for the six months ended February 29, 2024.

(in thousands)	Six Months Ended February 28, 2023
	Software	Services	Total
Revenues	$16,561	$11,153	$27,714
Cost of revenues	1,728	3,563	5,291
Gross profit	$14,833	$7,590	$22,423
Gross margin	90%	68%	81%
Our software business and services business represented 60% and 40% of total revenue, respectively, for the six months ended February 28, 2023.
Software Business

For the six months ended February 29, 2024, the revenue increase of $2.6 million, or 16%, compared to the six months ended February 28, 2023, was primarily due to higher revenues from GastroPlus® of $1.0 million, higher revenues from Monolix™ of $0.8 million, higher revenues from QSP of $0.6 million, and higher revenues from ADMET Predictor® of $0.3 million. Cost of revenues increased by $0.6 million, or 35%, primarily due to $0.4 million from the acquisition of Immunetrics, and gross profit increased by $2.0 million, or 14%, primarily due to increase in revenues, for the six months ended February 29, 2024, compared to the six months ended February 28, 2023.
Services Business
For the six months ended February 29, 2024, the revenue increase of $2.4 million, or 22%, compared to the six months ended February 28, 2023, was primarily due to higher revenues from QSP services of $1.9 million, due to the addition of Immunetrics services revenues of $1.1 million, higher revenues of $0.8 million of the remaining QSP services, and higher revenues from PBPK services of $0.3 million, offset by lower revenues from REG services of $0.3 million. Cost of revenues increased by $3.8 million, or 108%, primarily driven by $1.9 million from the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings, $1.3 million from compensation costs due to expanding our scientific headcount as well as general annual salary adjustments, and $0.7 million from the acquisition of Immunetrics, which contributed to our services headcount. Our new business unit structure is designed to optimize the utilization of our scientific talent in support of our revenue growth objectives. Gross profit decreased accordingly by $1.4 million, or 18%, for the same periods.
NOTE 8 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.2 million and $0.2 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and $0.4 million and $0.3 million for the six months ended February 29, 2024, and February 28, 2023, respectively.

NOTE 9 - GOVERNMENT ASSISTANCE

The Company receives government assistance in the form of cash grants which vary in size, duration, and conditions from domestic governmental agencies. Accounting for the grant revenue does not fall under ASC 606, Revenue from Contracts with Customers, as the Government will not benefit directly from our offerings. For government assistance in which no specific US GAAP applies, the Company accounts for such transactions as revenue and by analogy to a grant model. The grant revenue is recognized on a gross basis. The grant revenue is recognized over the duration of the program when the conditions attached to the grant are achieved. If conditions are not satisfied, the grants are often subject to reduction, repayment, or termination. The Company classifies the impact of government assistance on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income as services revenue.

The Company received assistance from domestic governmental agencies to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The grants awarded are currently set to expire at various dates through 2025. During the three months ended February 29, 2024, and February 28, 2023, the Company recognized $0.4 million and $0.4 million, respectively, and $0.7 million and $0.6 million for the six months ended February 29, 2024, and February 28, 2023, respectively, within Services revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income related to such assistance. To the extent amounts have been earned but not yet funded are included in Accounts Receivable. Computer equipment allowable by the grants are classified under Fixed Assets. Subawards due to unrelated entities are classified under Accrued Expenses.

NOTE 10 - SUBSEQUENT EVENTS
Dividend Declared

On Thursday, April 3, 2024, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend in the amount of approximately $1.2 million will be distributed on Monday, May 6, 2024, for shareholders of record as of Monday, April 29, 2024.

Earnout payment

In March 2024, the Company made cash earnout payments in the aggregate amount of $2.5 million to the former equity holders and employees of Immunetrics, pursuant to the terms of that Earnout Agreement, dated June 16, 2023, entered into by and among the Company, Immunetrics and certain other parties in connection with the Immunetrics acquisition.

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

General
BUSINESS
OVERVIEW
Since its incorporation in 1996, Simulations Plus, Inc. has been a leading provider in the biosimulation market, offering software and consulting services that support drug discovery, development, research, and regulatory submissions. Our solutions bridge artificial intelligence (AI)/machine learning, physiologically based pharmacokinetics, quantitative systems pharmacology/toxicology, and population PK/PD modeling approaches. Our technology is licensed and applied by major pharmaceutical and biotechnology companies, universities, and regulatory agencies worldwide. The Company is headquartered in Southern California, with offices in Buffalo, NY; Research Triangle Park, NC; Pittsburgh, PA; and Paris, France. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.
We are a global leader in modeling and simulation, delivering powerful software and insightful consulting services. Pharmaceutical and biotechnology companies and hospitals use our software platforms and scientific consulting services to guide early drug discovery (molecule design, screening, and lead optimization), preclinical and clinical development programs, and the development of generic medicines after patent expiration. Our software and services are also used to enhance clients’ understanding of the properties of potential new therapies and to use emerging data to improve formulations, select and justify dosing regimens, support the generic pharmaceutical product development industry, optimize clinical trial designs, and simulate outcomes in special populations, such as in elderly and pediatric patients.
Environmental, Social, and Governmental (ESG) Update
In December 2023, we reorganized our information technology server infrastructure by consolidating 10 racks previously located in Pittsburgh, PA to 1 rack located in Buffalo, NY. This led to a 90% reduction in our leased space, thereby reducing our carbon footprint and contributing towards our ESG efforts.
Results of Operations
Comparison of Three Months Ended February 29, 2024, and February 28, 2023

(in thousands)	Three Months Ended		% of Revenue
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023	$ Change	% Change
Revenue	$18,305	$15,750	100%	100%	$2,555	16%
Cost of revenue	5,084	2,620	28%	17%	2,464	94%
Gross profit	13,221	13,130	72%	83%	91	1%
Research and development	1,312	1,317	7%	8%	(5)	—%
Sales and marketing	1,949	1,730	11%	11%	219	13%
General and administrative	5,518	6,049	30%	38%	(531)	(9)%
Total operating expenses	8,779	9,096	48%	58%	(317)	(3)%
Income from operations	4,442	4,034	24%	26%	408	10%
Other income, net	810	1,034	4%	7%	(224)	(22)%
Income before income taxes	5,252	5,068	29%	32%	184	4%
Provision for income taxes	(1,223)	(894)	7%	6%	(329)	(37)%
Net income	$4,029	$4,174	22%	27%	$(145)	(3)%
Revenues
Revenues increased by $2.6 million, or 16%, to $18.3 million for the three months ended February 29, 2024, compared to $15.8 million for the three months ended February 28, 2023. This increase is primarily due to a $1.1 million, or 11%, increase in software-related revenue and a $1.4 million, or 27%, increase in service-related revenue when compared to the three months ended February 28, 2023.

Cost of revenues
Cost of revenues increased by $2.5 million, or 94%, for the three months ended February 29, 2024, compared to the three months ended February 28, 2023. $1.3 million of the increase in cost of revenues is due to the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings. As part of this reorganization, we evaluated our departmental structure with a focus on continuing to improve operational performance and profitability while providing our investors improved visibility to our progress. Accordingly, we moved all services personnel into cost of revenues departments, moved all research and development personnel into research and development expense departments, moved all sales and marketing personnel into sales and marketing expense departments, and moved all overhead personnel into general and administrative expense departments. These movements completed the final step toward consolidating the company from the various acquired company divisions to a company-wide business unit structure. The $1.3 million increase in cost of revenues corresponds to the $1.3 million decrease in general and administrative expenses discussed below. $0.6 million of the increase in cost of revenues is due to the acquisition of Immunetrics. $0.6 million of the increase is due to compensation related increases, primarily attributable to the addition of scientific headcount as well as general annual salary adjustments for existing employees.
Gross profit
Gross profit remained mostly consistent at $13.2 million for the three months ended February 29, 2024, compared to $13.1 million for the three months ended February 28, 2023. Although, the gross profit remained mostly consistent, gross profit increased in our software business by $0.6 million, or 6%, and decreased for our services business by $0.5 million, or 15%.
Overall gross margin percentage was 72% and 83% for the three months ended February 29, 2024, and February 28, 2023, respectively.
Research and development
We incurred $2.1 million of research and development costs during the three months ended February 29, 2024. Of this amount, $0.8 million was capitalized as a part of capitalized software development costs and $1.3 million was expensed. We incurred $2.0 million of research and development costs during the three months ended February 28, 2023. Of this amount, $0.7 million was capitalized and $1.3 million was expensed. Research and development spend remained relatively consistent with a slight increase of $0.1 million, or 7%, for the three months ended February 29, 2024, compared to the three months ended February 28, 2023.
Sales and marketing expenses
Sales and marketing expenses increased by $0.2 million, or 13%, to $1.9 million for the three months ended February 29, 2024, compared to $1.7 million for the three months ended February 28, 2023. The increase was primarily due to the acquisition of Immunetrics which had an impact of $0.1 million, and an increase in stock compensation of $0.1 million.
General, and administrative expenses
General, and administrative (“G&A”) expenses decreased by $0.5 million, or 9%, to $5.5 million for the three months ended February 29, 2024, compared to $6.0 million for the three months ended February 28, 2023. The decrease is primarily driven by a $1.3 million shift from general and administrative expense to cost of revenues, as referenced above, due to the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings, partially offset by an increase of $0.2 million from the acquisition of Immunetrics and an increase of $0.1 million in compensation costs due to general annual salary adjustments for existing employees.
Other income
Total other income was $0.8 million for the three months ended February 29, 2024, compared to total other income of $1.0 million for the three months ended February 28, 2023. The decrease is primarily due to an increase in the fair value adjustment of the earnout liability of $0.4 million in the current period and a foreign currency loss of $0.1 million, partially offset by an increase in interest income of $0.4 million driven by an increase in interest rates on investment in debt securities. The increase in the fair value of the earnout liability is attributable to favorable developments to our revenue projections for Immunetrics and corresponds to a higher likelihood of achieving the earnout targets.

Provision for income taxes
The provision for income taxes was $1.2 million for the three months ended February 29, 2024, compared to $0.9 million for the three months ended February 28, 2023. Our effective tax rate increased to 23% for the three months ended February 29, 2024, from 18% for the three months ended February 28, 2023. The 18% effective tax rate for the three months ended February 28, 2023 was favorably affected by increased disqualifying dispositions of incentive stock options, which caused the effective tax rate to have increased comparatively for the three months ended February 29, 2024.

Results of Operations
Comparison of Six Months Ended February 29, 2024, and February 28, 2023

(in thousands)	Six Months Ended		% of Revenue
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023	$ Change	% Change
Revenue	$32,805	$27,714	100%	100%	$5,091	18%
Cost of revenue	9,736	5,291	28%	17%	4,445	84%
Gross profit	23,069	22,423	72%	83%	646	3%
Research and development	2,529	2,483	7%	8%	46	2%
Sales and marketing	3,938	3,215	12%	12%	723	22%
General and administrative	11,200	11,813	30%	38%	(613)	(5)%
Total operating expenses	17,667	17,511	48%	58%	156	1%
Income from operations	5,402	4,912	24%	26%	490	10%
Other income, net	2,256	1,774	4%	7%	482	27%
Income before income taxes	7,658	6,686	29%	32%	972	15%
Provision for income taxes	(1,684)	(1,267)	7%	6%	(417)	33%
Net income	$5,974	$5,419	22%	27%	$555	10%
Revenues
Revenues increased by $5.1 million, or 18%, to $32.8 million for the six months ended February 29, 2024, compared to $27.7 million for the six months ended February 28, 2023. This increase is primarily due to an increase of $2.6 million, or 16%, in software-related revenue primarily driven by higher revenues from GastroPlus® of $1.0 million, higher revenues from Monolix™ of $0.8 million, higher revenues from quantitative systems pharmacology (“QSP”) of $0.6 million, and higher revenues from ADMET Predictor® of $0.3 million. $2.4 million, or 22%, of the overall increase in revenues is due to an increase in service-related revenues, primarily driven by higher revenues from QSP services of $1.9 million, of which the Immunetrics services revenues contributed $1.1 million. Additionally, the increase in services revenue is due to higher revenues from clinical pharmacology & pharmacometrics (“CPP”) services of $0.6 million, and higher revenues from physiologically based pharmacokinetics (“PBPK”) services of $0.3 million, offset by lower revenues from regulatory strategies (“REG”) services of $0.3 million.
Cost of revenues

Cost of revenues increased by $4.4 million, or 84%, for the six months ended February 29, 2024, compared to the six months ended February 28, 2023. $1.9 million of the increase in cost of revenues is due to the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings. As part of this reorganization, we evaluated our departmental structure with a focus on continuing to improve operational performance and profitability while providing our investors improved visibility to our progress. Accordingly, we moved all services personnel into cost of revenues departments, moved all research and development personnel into research and development expense departments, moved all sales and marketing personnel into sales and marketing expense departments, and moved all general and administrative personnel into general and administrative expense departments. These movements completed the final step toward consolidating the company from the various acquired company divisions to a company-wide business unit structure. The $1.9 million increase in cost of revenues corresponds to the $1.9 million decrease in general and administrative expenses discussed below. $1.1 million of the increase in cost of revenues is due to the acquisition of Immunetrics. $1.3 million of the increase is due to compensation related increases, primarily attributable to the addition of scientific headcount as well as general annual salary adjustments for existing employees.
Gross profit
Gross profit increased by $0.6 million, or 3%, to $23.1 million for the six months ended February 29, 2024, compared to $22.4 million, for the six months ended February 28, 2023. The increase in gross profit is primarily due to an increase in gross profit for our software business of $2.0 million, or 14%, reflecting the strong revenue growth and operating leverage of our software business, partially offset by a decrease in gross profit for our services business of $1.4 million, or 18%, resulting from the reorganization of our internal structure as well as additional services headcount from the Immunetrics acquisition.
Overall gross margin percentage was 70% and 81% for the six months ended February 29, 2024 and February 28, 2023, respectively.
Research and development
We incurred $4.3 million of research and development costs during the six months ended February 29, 2024. Of this amount, $1.8 million was capitalized as a part of capitalized software development costs and $2.5 million was expensed. We incurred $4.0 million of research and development costs during the six months ended February 28, 2023. Of this amount, $1.6 million was capitalized and $2.5 million was expensed. Research and development spend remained relatively consistent with a slight increase of $0.2 million, or 6%, for the six months ended February 29, 2024, compared to the six months ended February 28, 2023.
Sales and marketing expenses
Sales and marketing expenses increased by $0.7 million, or 22%, to $3.9 million for the six months ended February 29, 2024, compared to $3.2 million for the six months ended February 28, 2023. The increase was primarily due to additional compensation costs of $0.4 million as well as the acquisition of Immunetrics, which had an impact of $0.2 million.
General, and administrative expenses
G&A expenses remained relatively consistent with a slight decrease of $0.6 million, or 5%, to $11.2 million for the six months ended February 29, 2024, compared to $11.8 million for the six months ended February 28, 2023. The decrease is primarily driven by a $1.9 million shift from general and administrative expense to cost of revenues, as referenced above, due to the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings, partially offset by an increase of $0.4 million from the acquisition of Immunetrics and an increase of $0.3 million in compensation costs due to general annual salary adjustments for existing employees.
Other income

Total other income was $2.3 million for the six months ended February 29, 2024, compared to total other income of $1.8 million for the six months ended February 28, 2023. The increase is primarily due to an increase in interest income of $0.9 million driven by an increase in interest rates from investment in debt securities as well as a decrease in the fair value of contingent consideration of $0.3 million related to the Immunetrics earnout liability. The decrease in the fair value of the earnout liability is attributable to a partial earnout attainment for the first earnout measurement period. The earnout target for the first measurement period was $4.0 million, however, based on revenue attainment, we only paid $2.5 million in March 2024 for the first earnout measurement period. As a result of the partial attainment, there is a catch-up opportunity for the second measurement period's earnout payment to increase from the target of $4.0 million to $5.5 million.
Provision for income taxes
The provision for income taxes was $1.7 million for the six months ended February 29, 2024, compared to $1.3 million for the six months ended February 28, 2023. Our effective tax rate increased to 22% mainly due to disqualifying dispositions of incentive stock options for the six months ended February 29, 2024, when compared to 19% for the six months ended February 28, 2023. The 19% effective tax rate for the six months ended February 28, 2023 was favorably affected by increased disqualifying dispositions of incentive stock options, which caused the effective tax rate to have increased comparatively for the six months ended February 29, 2024.

Liquidity and Capital Resources
At February 29, 2024, the Company had $37.0 million in cash and cash equivalents, $71.5 million in short-term investments, and working capital of $113.4 million. The Company also has $9.0 million in long-term investments that do not exceed eighteen months and can readily be converted to cash when needed. Our principal sources of capital have been a follow-on public offering in August 2020 for $107.7 million and cash flows from our operations. We have achieved continuous positive operating cash flow over the last fourteen fiscal years.
On December 29, 2022, our Board of Directors authorized and approved a share repurchase program for up to $50 million of the outstanding shares of our common stock, including the repurchase of up to $20 million of our outstanding shares through an accelerated share repurchase transaction. Under the repurchase program, shares may be repurchased at our discretion based on ongoing assessment of the capital needs of our business, the market price of shares of our common stock, and general market conditions. Repurchases may be made pursuant to certain SEC regulations, which permit shares of our common stock to be repurchased when we would otherwise be prohibited from doing so under insider-trading laws. There is no time limit in place for the completion of our share repurchase program, and the program may be suspended or discontinued at any time. Except as was required by the ASR Agreement (as defined below), we are not obligated to repurchase any shares under the repurchase program. We have funded share repurchases to date, and will fund future repurchases, if any, through cash on hand and cash generated from operations.
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
On June 16, 2023, the Company acquired Immunetrics through a reverse triangular merger, pursuant to which Immunetrics became a wholly owned subsidiary of the Company. As consideration for the acquisition, at closing, the Company paid the equity holders of Immunetrics a cash payment in the aggregate amount of approximately $13.7 million, and also paid the representative of the Immunetrics stockholders $250,000 as an expense fund to cover expenses that it incurs in its role as such (collectively, the “Closing Payments”). In addition to the Closing Payments, the Company held back $1.8 million to cover any negative working capital adjustments and Immunetrics’ indemnification obligations under the Merger Agreement (the “Holdback Amount”), the balance of which, less any deductions, if any, will be distributed to the Immunetrics stockholders after expiration of the applicable hold back period. Furthermore, the Company agreed to pay the Immunetrics equity holders an aggregate amount of up to $8.0 million in earnout payments, consisting of two payouts of up to $4.0 million each, if Immunetrics achieves certain revenue milestones for the calendar years 2023 and 2024 (the “Earnout Payments,” and together with the Closing Payments and Holdback Amount, the “Merger Consideration”). In March 2024, the Company made the first cash earnout payments in the aggregate amount of $2.5 million to the former equity holders and employees of Immunetrics. As a result of the partial attainment, there is a catch-up opportunity for the second measurement period's earnout payment to increase from the target of $4.0 million to $5.5 million.
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
Cash Flows
Operating Activities
Net cash provided by operating activities was $6.0 million for the six months ended February 29, 2024. Our operating cash flows resulted in part from our net income of $6.0 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, $3.9 million related to changes in balances of operating assets and liabilities was subtracted from net income and $3.9 million related to non-cash charges was added to net income to reconcile to cash flow from operations.
Net cash provided by operating activities was $10.2 million for the six months ended February 28, 2023. Our operating cash flows resulted primarily from our net income of $5.4 million. In addition, $0.6 million related to changes in balances of operating assets and liabilities was added to net income and $4.2 million related to noncash charges was added to net income to reconcile to cash flow from operations.
Net cash provided by operating activities decreased by $4.3 million during the six months ended February 29, 2024, compared to the six months ended February 28, 2023. $2.9 million of this change relates to accounts receivable, as the Company experienced strong cash collections from customers on older balances during the six months ended February 28, 2023, and increased revenues for the period ending February 29, 2024.
Net cash used in investing activities during the six months ended February 29, 2024, was $24.4 million, primarily due to the purchase of short-term investments of $49.0 million and computer software development costs of $1.7 million, offset by proceeds from maturities of short-term investments of $36.3 million.
Net cash used in investing activities during the six months ended February 28, 2023, was $1.1 million, primarily due to the purchase of short-term investments of $47.2 million and computer software development costs of $1.7 million, offset by proceeds from maturities of short-term investments of $48.2 million.
Financing Activities
Net cash used in financing activities during the six months ended February 29, 2024, was $2.1 million, primarily due to dividend payments totaling $2.4 million, partially offset by proceeds from the exercise of stock options totaling $0.3 million.
Net cash used in financing activities during the six months ended February 28, 2023, was $21.5 million, primarily due to share repurchases of $20.0 million and dividend payments totaling $2.4 million, partially offset by proceeds from the exercise of stock options totaling $1.0 million.

Dividends

Refer to Note 5 – Shareholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Report) for details regarding dividends.

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
While inflation has recently been moderated following the Federal Reserve's interest rate increases over the past two years, the Federal Reserve has been cautious to cut interest rates and economic uncertainty remains. A decrease in interest rates too quickly may lead to a resurgence of inflation, while holding rates too high for too long may lead the economy into recession. Either scenario may negatively affect our operations.
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
Contractual Obligations
The following table provides aggregate information regarding our contractual obligations as of February 29, 2024:

(in thousands)	Payments due by period
Contractual obligations:	Total	1 year	2–3 years	4–5 years	More than 5 years
Contracts payable(1)	$6,910	$5,110	$1,800	$—	$—
(1) Contracts payable are related to the Merger Agreement that the Company entered into with Immunetrics and certain other parties on June 16, 2023. Under the terms of the agreement, we agreed to pay the former equityholders of Immunetrics earnout payments up to $8.0 million, consisting of two payouts of up to $4.0 million each, subject to a potential catch-up increase in certain circumstances. In March 2024, the Company made the first cash earnout payments in the aggregate amount of $2.5 million to the former equity holders and employees of Immunetrics. Additionally, a portion of the consideration for the acquisition, in an amount equal to $1.8 million, was held-back by the Company at closing to cover any negative net working capital adjustments (if any) and Immunetrics’ indemnification obligations under the Merger Agreement.
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

Capitalized Computer Software Development Costs

Software development costs are capitalized in accordance with ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale.

The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $0.8 million and $0.7 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and $1.8 million and $1.6 million for the six months ended February 29, 2024 and February 28, 2023, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products, not to exceed five years. Amortization of software development costs amounted to $0.4 million and $0.4 million for the three months ended February 29, 2024, and February 28, 2023, respectively, and $0.8 million and $0.8 million for the fiscal six months ended February 29, 2024, and February 28, 2023, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of February 29, 2024, after completion of the Company's internal reorganization, the Company determined that it had five reporting units: CPP, QSP, PBPK, Cheminformatics, and REG.

As of February 29, 2024, the entire balance of goodwill was attributed to two of the Company's reporting units, CPP and QSP. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. No impairment losses were recorded during the three and six months ended February 29, 2024, and February 28, 2023, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation costs include the estimated grant-date fair value of awards amortized over the options’ vesting period. Stock-based compensation costs, not including shares issued to directors for services, was $1.6 million and $1.2 million for the three months ended February 29, 2024, and February 28, 2023, respectively, and $2.9 million and $2.0 million for the six months ended February 29, 2024, and February 28, 2023, respectively.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of February 29, 2024, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of February 29, 2024 that our disclosure controls and procedures were effective.
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
Item 1A.    Risk Factors
Please carefully consider the information set forth in this Report and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; however, additional risks not currently known or currently material to us may also harm our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
During the quarter ended February 29, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

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
We did not repurchase any shares or other equity securities of the Company during the three and six months ended February 29, 2024.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the quarter ended February 29, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Dr. Lisa LaVange (1)	Director	Termination	01/11/2023	01/20/2024	5,340
John DiBella (2)	Business Unit President	Termination	01/31/2023	02/27/2024	41,505
Dr. Lisa LaVange (1)	Director	Adoption	02/06/2024	02/08/2025	4,600
Dr. Daniel Wiener (3)	Director	Termination	01/17/2023	02/06/2024	9,874
Dr. Daniel Wiener (3)	Director	Adoption	02/06/2024	02/08/2025	12,000

(1) On January 20, 2024, the pre-arranged stock trading plan pursuant to Rule 10b5-1, adopted by Dr. Lisa LaVange on January 11, 2023, automatically terminated pursuant to its terms. The expired plan provided for (i) the potential exercise of vested stock options and the associated sale of up to 4,000 shares of Company common stock underlying such options, and (ii) the potential sale of up to an additional 1,340 shares of Company common stock until January 20, 2024. On February 6, 2024, Dr. LaVange entered into a new pre-arranged stock trading plan pursuant to Rule 10b5-1, which provides for (i) the potential exercise of vested stock options and the associated sale of up to 1,000 shares of Company common stock underlying such options, and (ii) the potential sale of up to an additional 3,600 shares of Company common stock. The new plan expires on February 8, 2025, or upon the earlier completion of all authorized transactions under the new plan.
(2) On February 27, 2024, the pre-arranged stock trading plan pursuant to Rule 10b5-1, adopted by John DiBella on January 31, 2023, automatically terminated pursuant to its terms. The expired plan provided for the potential sale of up to 41,505 shares of Company common stock until February 27, 2024.
(3) On February 6, 2024, Dr. Daniel Weiner materially amended that pre-arranged stock trading plan pursuant to Rule 10b5-1 adopted by Dr. Weiner on January 17, 2023, resulting in an effective termination of such plan and adoption of a new pre-arranged stock trading plan pursuant to Rule 10b5-1. Prior to the amendment (and effective termination), the plan provided for (i) the potential exercise of vested stock options and the associated sale of up to 6,000 shares of Company common stock underlying such options, and (ii) the potential sale of up to an additional 3,874 shares of Company common stock until January 27, 2025. As amended, the plan provides for (i) the potential exercise of vested stock options and the associated sale of up to 6,000 shares of Company common stock underlying such options, and (ii) the potential sale of up to an additional 6,000 shares of Company common stock. The plan, as amended, expires on February 8, 2025, or upon the earlier completion of all authorized transactions under the plan
The Rule 10b5-1 trading arrangements described above were adopted and precleared in accordance with the Company’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.
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

4.1	Form of Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed March 25, 1997.
4.2	Share Exchange Agreement, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed March 25, 1997.
10.1(†)	Second Amendment to 2021 Equity Incentive Plan, of Simulations Plus, Inc., dated February 8, 2024.
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments).
_____________________________

*	Filed herewith.
**	Furnished herewith.
***	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(†)	Refers to management contracts or compensatory plans or arrangements.

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on April 5, 2024.

SIMULATIONS PLUS, INC.

Date:	April 5, 2024	By:	/s/ Will Frederick
Will Fredrick Chief Financial Officer (Principal financial officer) and Chief Operating Officer