Form 10-Q
period 2024-05-31
Simulations Plus, Inc.
filed 2024-07-08
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 30, 2024, was 20,007,738.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended May 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
(in thousands, except share and per share amounts)	May 31, 2024	August 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$109,092	$57,523
Accounts receivable, net of allowance for credit losses of $149 and $46	10,144	10,201
Prepaid income taxes	1,202	804
Prepaid expenses and other current assets	5,303	3,904
Short-term investments	9,875	57,940
Total current assets	135,616	130,372
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $18,502 and $17,199	12,614	11,335
Property and equipment, net	882	671
Operating lease right-of-use assets	948	1,247
Intellectual property, net of accumulated amortization of $10,498 and $9,301	7,492	8,689
Other intangible assets, net of accumulated amortization of $2,862 and $2,107	12,712	12,825
Goodwill	19,099	19,099
Deferred tax assets	2,804	1,438
Other assets	524	425
Total assets	$192,691	$186,101
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$658	$144
Accrued compensation	4,111	4,392
Accrued expenses	894	659
Contracts payable	3,810	3,250
Operating lease liability - current portion	410	442
Deferred revenue	1,437	3,100
Total current liabilities	11,320	11,987
Long-term liabilities
Operating lease liability	512	755
Contracts payable – net of current portion	—	3,330
Total liabilities	11,832	16,072
Commitments and contingencies	—	—
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized; 20,007,488 and 19,937,961 shares issued and outstanding	150,451	144,974
Retained earnings	30,713	25,196
Accumulated other comprehensive loss	(305)	(141)
Total shareholders' equity	180,859	170,029
Total liabilities and shareholders' equity	$192,691	$186,101
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per common share amounts)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Revenues
Software	$11,908	$10,632	$31,111	$27,193
Services	6,636	5,602	20,238	16,755
Total revenues	18,544	16,234	51,349	43,948
Cost of revenues
Software	1,400	908	3,739	2,636
Services	3,887	2,053	11,284	5,616
Total cost of revenues	5,287	2,961	15,023	8,252
Gross profit	13,257	13,273	36,326	35,696
Operating expenses
Research and development	1,300	945	3,829	3,428
Sales and marketing	2,399	1,683	6,337	4,898
General and administrative	7,678	6,548	18,878	18,361
Total operating expenses	11,377	9,176	29,044	26,687
Income from operations	1,880	4,097	7,282	9,009
Other income	2,010	843	4,266	2,617

Income before income taxes	3,890	4,940	11,548	11,626
Provision for income taxes	(753)	(932)	(2,437)	(2,199)
Net income	$3,137	$4,008	$9,111	$9,427

Earnings per share
Basic	$0.16	$0.20	$0.46	$0.47
Diluted	$0.15	$0.20	$0.45	$0.46

Weighted-average common shares outstanding
Basic	19,995	19,972	19,972	20,123
Diluted	20,433	20,355	20,324	20,512

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(56)	144	(125)	174
Unrealized losses on available-for-sale securities	(39)	—	(39)	—
Comprehensive income	$3,042	$4,152	$8,947	$9,601
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per common share amounts)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Common stock and additional paid in capital
Balance, beginning of period	$148,472	$137,821	$144,974	$138,512
Exercise of stock options	164	572	474	1,535
Stock-based compensation	1,665	1,123	4,553	3,169
Shares issued to Directors for services	150	150	450	450
Repurchase and retirement of common shares	—	4,000	—	—
Balance, end of period	150,451	143,666	150,451	143,666

Retained earnings
Balance, beginning of period	28,776	27,050	25,196	40,044
Declaration of dividends	(1,200)	(1,200)	(3,594)	(3,613)
Repurchase and retirement of common shares	—	(4,000)	—	(20,000)
Net income	3,137	4,008	9,111	9,427
Balance, end of period	30,713	25,858	30,713	25,858

Accumulated other comprehensive (loss) income
Balance, beginning of period	(210)	(278)	(141)	(308)
Other comprehensive (loss) income	(95)	144	(164)	174
Balance, end of period	(305)	(134)	(305)	(134)
Total shareholders’ equity	$180,859	$169,390	$180,859	$169,390
Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	May 31, 2024	May 31, 2023
Cash flows from operating activities
Net income	$9,111	$9,427
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,459	2,803
Change in fair value of contingent consideration	(270)	—
Amortization of investment discounts	(1,085)	(738)
Stock-based compensation	4,942	3,548
Deferred income taxes	(1,366)	(1,346)
Currency translation adjustments	(125)	174
(Increase) decrease in
Accounts receivable	57	3,573
Prepaid income taxes	(398)	1,391
Prepaid expenses and other assets	(1,498)	(1,430)
Increase (decrease) in
Accounts payable	514	132
Other liabilities	(22)	161
Accrued income taxes	—	793
Deferred revenue	(1,663)	308
Net cash provided by operating activities	11,656	18,796

Cash flows from investing activities
Purchases of property and equipment	(550)	(257)
Purchase of short-term investments	(67,159)	(71,835)
Proceeds from maturities of short-term investments	71,093	82,007
Proceeds from sales of investments	45,177	—
Purchased intangibles	(508)	(519)
Capitalized computer software development costs	(2,520)	(2,550)
Net cash provided by investing activities	45,533	6,846

Cash flows from financing activities
Payment of dividends	(3,594)	(3,613)
Payments on contracts payable	(2,500)	—
Proceeds from the exercise of stock options	474	1,535
Repurchase and retirement of common shares	—	(20,000)
Net cash used in financing activities	(5,620)	(22,078)

Net increase in cash and cash equivalents	51,569	3,564
Cash and cash equivalents, beginning of period	$57,523	$51,567
Cash and cash equivalents, end of period	$109,092	$55,131

Supplemental disclosures of cash flow information
Income taxes paid	$4,214	$1,559
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended May 31, 2024 and May 31, 2023
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

Effective September 1, 2021, the Company merged both Cognigen and DILIsym with and into Simulations Plus through short-form mergers (the “Mergers”). To effectuate the Mergers, the Company filed Certificates of Ownership with the Secretaries of State of the states of Delaware (Cognigen’s and DILIsym’s state of incorporation) and California (Simulations Plus’ state of incorporation). Consummation of the Mergers was not subject to approval of the Company’s stockholders and did not impact the rights of the Company’s stockholders.

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

Effective September 1, 2023, the Company merged Immunetrics with and into Simulations Plus through a short-form merger (the “Immunetrics Merger”). To effectuate the Immunetrics Merger, the Company filed Certificates of Ownership with the Secretaries of State of the states of Delaware (Immunetrics’ state of incorporation) and California (Simulations Plus’ state of incorporation). Consummation of the Immunetrics Merger was not subject to approval of the Company’s stockholders and did not impact the rights of the Company’s stockholders.
At the beginning of fiscal year 2024, in order to create a more integrated and cohesive company, the Company reorganized its internal structure to move away from divisions based on its prior acquisitions and instead formed business units organized around key product and service offerings that the Company provides, which include:

•Cheminformatics;
•Physiologically Based Pharmacokinetics (“PBPK”);
•Quantitative Systems Pharmacology (“QSP”);
•Clinical Pharmacology and Pharmacometrics (“CPP”); and
•Regulatory Strategies (“REG”).

Lines of Business

For more than 25 years, Simulations Plus has been a leading provider in the biosimulation market, offering software and consulting services that support drug discovery, development, research, and regulatory submissions. Our solutions bridge artificial intelligence (“AI”)/machine learning, physiologically based pharmacokinetics, quantitative systems pharmacology/toxicology, and population PK/PD modeling approaches. Our technology is licensed and applied by major pharmaceutical and biotechnology companies, universities, and regulatory agencies worldwide.
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

Software Revenues:
Software revenues are generated primarily from sales of software licenses at the time the software is unlocked, and the term commences. The license period typically is one year or less. Along with the license, a di minimis amount of customer support is provided to assist the customer with the software. Should the customer need more than a di minimis amount of support, they can choose to enter into a separate contract for additional training. Most software is installed on our customers’ servers and the Company has no control of the software once the sale is made except for the licensing parameters that control numbers of users, modules, and expiration dates.
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
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of May 31, 2024, remaining performance obligations were $10.5 million. Ninety-six percent of the remaining performance obligations are expected to be recognized over the next twelve months, with the remainder expected to be recognized thereafter. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations and changes in the scope of contracts.
Disaggregation of Revenues

The components of disaggregation of revenue for the three and nine months ended May 31, 2024, and May 31, 2023, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Software licenses
Point in time	$11,678	$10,348	$30,353	$26,341
Over time	230	284	758	852
Services
Over time	6,636	5,602	20,238	16,755
Total revenue	$18,544	$16,234	$51,349	$43,948
In addition, the Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three and nine months ended May 31, 2024, and May 31, 2023, were as follows:

(in thousands)	Three Months Ended
	May 31, 2024		May 31, 2023
	$	% of total	$	% of total
Americas	$12,428	67%	$10,774	66%
EMEA	4,513	24%	3,358	21%
Asia Pacific	1,603	9%	2,102	13%
Total	$18,544	100%	$16,234	100%

	Nine Months Ended
(in thousands)	May 31, 2024		May 31, 2023
	$	% of total	$	% of total
Americas	$35,780	70%	$29,863	68%
EMEA	11,480	22%	9,106	21%
Asia Pacific	4,089	8%	4,979	11%
Total	$51,349	100%	$43,948	100%
Contract Balances
We receive payments from customers based upon contractual billing schedules, although we recognize revenue when, or as, we satisfy our performance obligations. This timing difference results in accounts receivable, contract assets, and contract liabilities. We record accounts receivable when the right to consideration becomes unconditional. We record a contract asset if the right to consideration is conditioned on something other than the passage of time, such as our future performance. Contract assets are included in prepaid expenses and other current assets on our condensed consolidated balance sheets. We record a contract liability when we have an obligation to transfer goods or services to a customer for which we have either received consideration or a payment is due from a customer. We refer to contract liabilities as deferred revenue on our condensed consolidated balance sheets.
Contract asset balances as of May 31, 2024, and August 31, 2023, were $3.7 million and $2.7 million, respectively.
During the three and nine months ended May 31, 2024, the Company recognized $0.2 million and $2.8 million, respectively, of revenue that was included in contract liabilities as of August 31, 2023, and during the three and nine months ended May 31, 2023, the Company recognized $0.2 million and $2.5 million, respectively, of revenue that was included in contract liabilities as of August 31, 2022.
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
Accounts Receivable and Allowance for Credit Losses
The Company extends credit to its customers in the normal course of business. The Company evaluates its allowance for credit losses based on its estimate of the collectability of its trade accounts receivable. As part of this assessment, the Company considers various factors including the financial condition of the individual companies with which it does business, the aging of receivable balances, historical experience, changes in customer payment terms, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, the Company’s estimates and judgments with respect to the collectability of its receivables are subject to greater uncertainty than in more stable periods. Accounts receivable balances will be charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.
The activity in the allowance for credit losses related to our trade receivables is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Balance, beginning of period	$37	$12	$46	$12
Provision for credit losses	112	75	103	75
Write-offs	—	(38)	—	(38)
Balance, end of period	$149	$49	$149	$49
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

Available-for-Sale (“AFS”)—Debt securities not classified as either securities held-to-maturity or trading securities are reported at fair value. For available-for-sale debt securities in an unrealized-loss position, we evaluate as of the balance sheet date whether the unrealized losses are attributable to a credit loss or other factors. The portion of unrealized losses related to a credit loss is recognized in earnings, and the portion of unrealized loss not related to a credit loss is recognized in other comprehensive income (loss). For available-for-sale debt securities, the unrealized gains and losses are included in other comprehensive income until realized, at which time they are reported through net income.

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. During the three months ended May 31, 2024, all of our investments were classified as available-for-sale as we sold the held-to-maturity securities to fund our acquisition of Pro-ficiency. All of our investments were classified as held-to-maturity for the year ended August 31, 2023.
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
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $0.5 million and $0.4 million, for the three months ended May 31, 2024, and May 31, 2023, respectively, and $1.3 million and $1.2 million for the nine months ended May 31, 2024, and May 31, 2023, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
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
Supplemental information related to operating leases was as follows as of May 31, 2024:

(in thousands)
ROU assets	$948
Lease liabilities, current	$410
Lease liabilities, long-term	$512
Operating lease costs	$361
Weighted-average remaining lease term	2.73 years
Weighted-average discount rate	5.32%
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
Consistent with the reorganization of our internal structuring to move away from divisions based on our prior acquisitions to business units organized around key product and service offerings, as of May 31, 2024, our reporting units now include the following business units:

•Cheminformatics;
•Physiologically Based Pharmacokinetics, or PBPK;
•Quantitative Systems Pharmacology, or QSP;
•Clinical Pharmacology and Pharmacometrics, or CPP; and
•Regulatory Strategies, or REG.

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
Reconciliation of Goodwill for the nine months ended May 31, 2024:

(in thousands)	CPP	QSP	Total
Balance, August 31, 2023	$7,323	$11,776	$19,099
Addition	—	—	—
Impairments	—	—	—
Balance, May 31, 2024	$7,323	$11,776	$19,099
The following table summarizes other intangible assets as of May 31, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$4,210	$—	$4,210
Covenants not to compete	Straight line 2 to 3 years	30	15	15
Other internal use software	Straight line 3 to 5 years	575	33	542
Customer relationships	Straight line 8 to 14 years	8,230	2,480	5,750
ERP	Straight line 15 years	2,529	334	2,195
		$15,574	$2,862	$12,712
The following table summarizes other intangible assets as of August 31, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$4,210	$—	$4,210
Covenants not to compete	Straight line 3 years	30	3	27
Other internal use software	Straight line 3 to 5 years	350	10	340
Customer relationships	Straight line 8 to 14 years	8,230	1,887	6,343
ERP	Straight line 15 years	2,112	207	1,905
		$14,932	$2,107	$12,825
Total amortization expense for the three months ended May 31, 2024, and May 31, 2023 was $0.3 million and $0.1 million, respectively, and amortization expense for the nine months ended May 31, 2024, and May 31, 2023 was $0.8 million and $0.4 million, respectively.
Estimated future amortization of finite-lived intangible assets for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of 2024	$238
2025	$957
2026	$945
2027	$898
2028	$755

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

We invest a portion of our excess cash balances in short-term debt securities. Short-term debt securities investments as of May 31, 2024, and August 31, 2023, consisted of corporate bonds and term deposits with maturities remaining of less than 12 months. In addition, under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. We account for our investments in accordance with ASC 320, Investments – Debt and Equity Securities. As of May 31, 2024, all investments were classified as available-for-sale securities, as we recently sold securities previously classified as held-to-maturity to fund the acquisition that closed on June 11, 2024, as discussed in Note 10. We believe unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality, and, accordingly, we have not recorded an allowance for credit losses on our debt securities as of May 31, 2024 and August 31, 2023.
The following tables summarize our short-term investments as of May 31, 2024, and August 31, 2023:

	May 31, 2024
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$1,500	$—	$—	$1,500
Corporate debt securities (due within one year)	8,414	—	(39)	8,375
Total Level 1	9,914	—	(39)	9,875
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total available-for-sale securities	$9,914	$—	$(39)	$9,875

	August 31, 2023
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$4,000	$—	$—	$4,000
U.S. government and agency securities (due within one year)	4,453		(5)	4,448
Commercial paper (due within one year)	9,070		(9)	9,061
Corporate debt securities (due within one year)	40,417	—	(101)	40,316
Total Level 1	57,940	—	(115)	57,825
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total held-to-maturity securities	$57,940	$—	$(115)	$57,825

As of May 31, 2024 and August 31, 2023, the Company had a liability for contingent consideration related to its acquisition of Immunetrics. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in markets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the fair value of the contingent consideration obligations are recorded in the Company’s Condensed Consolidated Statement of Operations.
The following is a reconciliation of contingent consideration at fair value:

(in thousands)	Amount
Contingent consideration at August 31, 2023	$4,780
Contingent consideration payment	(2,500)
Change in fair value of contingent consideration	(270)
Contingent consideration at May 31, 2024	$2,010

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
Intellectual property
In May 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims, royalties, or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6.0 million, which was amortized over 10 years under the straight-line method and is fully amortized as of May 31, 2024.

In June 2017, as part of the acquisition of DILIsym, the Company acquired certain developed technologies associated with drug-induced liver disease (“DILI”). These technologies were valued at $2.9 million and are being amortized over 9 years under the straight-line method.

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
The following table summarizes intellectual property as of May 31, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	$6,000	$6,000	$—
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	2,215	635
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	28	22
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,048	5,962
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	207	873
		$17,990	$10,498	$7,492
The following table summarizes intellectual property as of August 31, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	$6,000	$5,575	$425
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,978	872
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	25	25
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,678	6,332
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	45	1,035
		$17,990	$9,301	$8,689

Total amortization expense for intellectual property agreements for the three months ended May 31, 2024, and May 31, 2023, was $0.4 million and $0.4 million, respectively, and $1.2 million and $1.1 million for the nine months ended May 31, 2024, and May 31, 2023, respectively.
Estimated future amortization of intellectual property for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of 2024	$237
2025	$1,009
2026	$933
2027	$693
2028	$648
Earnings per Share
We report earnings per share in accordance with ASC 260. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2024, and May 31, 2023, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Numerator
Net income attributable to common shareholders	$3,137	$4,008	$9,111	$9,427

Denominator
Weighted-average number of common shares outstanding during the period	19,995	19,972	19,972	20,123
Dilutive effect of stock options	438	383	352	389
Common stock and common stock equivalents used for diluted earnings per share	20,433	20,355	20,324	20,512
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, was $1.7 million and $1.1 million for the three months ended May 31, 2024, and May 31, 2023, respectively, and $4.6 million and $3.2 million for the nine months ended May 31, 2024, and May 31, 2023, respectively.
Impairment of Long-lived Assets
We account for the impairment and disposition of long-lived assets in accordance with ASC 360. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the three and nine months ended May 31, 2024, and May 31, 2023, respectively.
Recently Issued Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification (“ASC”). ASU 2023-06's amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The Company does not expect ASU 2023-06 to have a material effect on its condensed consolidated financial statements.
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
NOTE 3 – OTHER INCOME
The components of other income for the three and nine months ended May 31, 2024, and May 31, 2023, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Interest income	$1,522	$1,120	$4,162	$2,876
Change in fair valuation of contingent consideration	599	—	269	—
Realized losses from sale of AFS securities	(125)	—	(125)	—
Realized gains from sale of AFS securities	5	—	5	—
Gain (loss) on currency exchange	9	(277)	(45)	(259)
Total other income	$2,010	$843	$4,266	$2,617
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

Rent expense, including common area maintenance fees, for the three months ended May 31, 2024, and May 31, 2023, was $0.1 million and $0.1 million, respectively, and $0.4 million and $0.4 million for the nine months ended May 31, 2024, and May 31, 2023, respectively.
Lease liability maturities as of May 31, 2024, were as follows:

(in thousands)	Years Ending August 31,	Amount
Remainder of 2024		$119
2025		411
2026		313
2027		145
2028		68
Total undiscounted liabilities		1,056
Less: imputed interest		(134)
Total operating lease liabilities (including current portion)		$922
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

NOTE 5 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of Company's common stock outstanding for the three and nine months ended May 31, 2024, and May 31, 2023, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Common stock outstanding, beginning of period	19,984	19,931	19,938	20,260
Common stock repurchased during the period	—	(83)	—	(492)
Common stock issued during the period	23	80	69	159
Common stock outstanding, end of period	20,007	19,927	20,007	19,927
Dividends

The Company’s Board of Directors declared cash dividends during the nine months ended May 31, 2024 and fiscal year ended August 31, 2023. The details of dividends paid are in the following tables:

(in thousands, except dividend per share)	Nine Months Ended May 31, 2024

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/30/2023	11/06/2023	19,939	$0.06	$1,196
1/29/2024	2/05/2024	19,973	$0.06	1,198
4/29/2024	5/06/2024	19,998	$0.06	1,200
Total				$3,594

(in thousands, except dividend per share)	Fiscal Year Ended August 31, 2023

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/31/2022	11/07/2022	20,299	$0.06	$1,218
1/30/2023	2/06/2023	19,924	$0.06	1,195
4/24/2023	5/01/2023	19,999	$0.06	1,200
7/31/2023	8/07/2023	19,931	$0.06	1,196
Total				$4,809
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
As of May 31, 2024, employees and directors of the Company held Qualified Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) to purchase an aggregate of 2.0 million shares of common stock at exercise prices ranging from $6.85 to $66.14 per share.
The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts)
Activity for the nine months ended May 31, 2024	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2023	1,478	$34.62	6.62 years
Granted	566	40.42
Exercised	(73)	15.25
Canceled/Forfeited	(13)	45.36
Outstanding, May 31, 2024	1,958	$36.95	7.01 years
Vested and Exercisable, May 31, 2024	851	$29.78	4.81 years
Vested and Expected to Vest, May 31, 2024	1,886	$36.80	6.92 years
The total grant-date fair value of nonvested stock options as of May 31, 2024, was $22.3 million and is amortizable over a weighted-average period of 3.36 years.
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
The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the nine-month period ended May 31, 2024 and for the fiscal year ended August 31, 2023:

(in thousands, except weighted-average amounts)	Nine Months Ended May 31, 2024	Fiscal Year 2023
Estimated fair value of awards granted	$11,229	$10,067
Unvested Forfeiture Rate	5.80%	0.22%
Weighted-average grant price	$40.42	$43.78
Weighted-average market price	$40.42	$43.78
Weighted-average volatility	44.47%	46.14%
Weighted-average risk-free rate	4.79%	4.29%
Weighted-average dividend yield	0.59%	0.55%
Weighted-average expected life	6.59 years	6.55 years
The exercise prices for the options outstanding at May 31, 2024, ranged from $6.85 to $66.14 per share, and the information relating to these options are as follows:

(in thousands except prices and weighted-average amounts)

Exercise Price Per Share		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	165	1.38 years	$9.02	164	1.38 years	$9.02
$9.78	$18.76	145	2.74 years	$10.08	145	2.74 years	$10.08
$18.77	$33.40	179	4.91 years	$25.73	162	4.84 years	$24.98
$33.41	$47.63	1,199	8.65 years	$41.35	212	7.45 years	$41.06
$47.64	$66.14	270	6.81 years	$56.33	168	6.61 years	$57.54
		1,958	7.01 years	$36.95	851	4.81 years	$29.78
During the three and nine months ended May 31, 2024, we issued 3,310 and 11,525 shares of stock valued at $0.2 million and $0.5 million, respectively, to our nonmanagement directors as compensation for board-related duties.
The Company's par-value common stock and additional paid-in capital as of May 31, 2024, were $11 thousand and $150.4 million, respectively.
Share Repurchases
No share repurchases were made during the nine months ended May 31, 2024.
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
Revenue concentration shows that international sales accounted for 30% and 32% of revenue for the nine months ended May 31, 2024 and May 31, 2023, respectively. Our four largest customers in terms of revenue accounted for 9%, 3%, 3%, and 2% of revenue, respectively, for the nine months ended May 31, 2024. Our four largest customers in terms of revenue accounted for 6%, 5%, 3%, and 2% of revenue, respectively, for the nine months ended May 31, 2023.
Accounts-receivable concentrations show that our six largest customers in terms of accounts receivable each comprised between 4% and 7% of accounts receivable as of May 31, 2024; our six largest customers in terms of accounts receivable comprised between 3% and 9% of accounts receivable as of May 31, 2023.
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
The following tables summarize the results for each segment for the three months ended May 31, 2024, and May 31, 2023:

(in thousands)	Three Months Ended May 31, 2024
	Software	Services	Total
Revenues	$11,908	$6,636	$18,544
Cost of revenues	1,400	3,887	5,287
Gross profit	$10,508	$2,749	$13,257
Gross margin	88%	41%	71%
Our software business and services business represented 64% and 36% of total revenue, respectively, for the three months ended May 31, 2024.

(in thousands)	Three Months Ended May 31, 2023
	Software	Services	Total
Revenues	$10,632	$5,602	$16,234
Cost of revenues	908	2,053	2,961
Gross profit	$9,724	$3,549	$13,273
Gross margin	91%	63%	82%
Our software business and services business represented 65% and 35% of total revenue, respectively, for the three months ended May 31, 2023.
Software Business
For the three months ended May 31, 2024, the revenue increase of $1.3 million, or 12%, compared to the three months ended May 31, 2023, was primarily due to higher revenues from GastroPlus® of $0.4 million, higher revenues from Monolix™ of $0.3 million, higher revenues from ADMET Predictor® of $0.3 million, and higher revenues from QSP of $0.3 million. Cost of revenues increased $0.5 million, or 54%, primarily due to $0.2 million from the acquisition of Immunetrics and a $0.1 million increase from the release of our newest version of GastroPlus®. Gross profit increased by $0.8 million, or 8%, accordingly for the same periods.
Services Business
For the three months ended May 31, 2024, the revenue increase of $1.0 million, or 18%, compared to the three months ended May 31, 2023, was primarily due to higher revenues from CPP services of $0.7 million and higher revenues from QSP services of $0.6 million, offset by lower revenues from PBPK services of $0.1 million and lower revenues from REG services of $0.1 million. Cost of revenues increased by $1.8 million, or 89%, primarily due to $1.0 million increase in compensation-related increases, primarily attributable to the addition of scientific headcount as well as general annual salary adjustments for existing employees, $0.5 million from the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings, and $0.3 million from the acquisition of Immunetrics, which contributed to our services headcount. Our new business unit structure is designed to optimize the utilization of our scientific talent in support of our revenue growth objectives. Gross profit decreased by $0.8 million, or 23%, accordingly for the same periods.
The following tables summarize the results for each segment for the nine months ended May 31, 2024, and May 31, 2023:

(in thousands)	Nine Months Ended May 31, 2024
	Software	Services	Total
Revenues	$31,111	$20,238	$51,349
Cost of revenues	3,739	11,284	15,023
Gross profit	$27,372	$8,954	$36,326
Gross margin	88%	44%	71%
Our software business and services business represented 61% and 39% of total revenue, respectively, for the nine months ended May 31, 2024.

(in thousands)	Nine Months Ended May 31, 2023
	Software	Services	Total
Revenues	$27,193	$16,755	$43,948
Cost of revenues	2,636	5,616	8,252
Gross profit	$24,557	$11,139	$35,696
Gross margin	90%	66%	81%
Our software business and services business represented 62% and 38% of total revenue, respectively, for the nine months ended May 31, 2023.

Software Business
For the nine months ended May 31, 2024, the revenue increase of $3.9 million, or 14%, compared to the nine months ended May 31, 2023, was primarily due to higher revenues from GastroPlus® of $1.4 million, higher revenues from Monolix™ of $1.0 million, higher revenues from QSP of $0.9 million, and higher revenues from ADMET Predictor® of $0.6 million. Cost of revenues increased by $1.1 million, or 42%, primarily due to $0.7 million from the acquisition of Immunetrics and a $0.1 million increase from the release of our newest version of GastroPlus®. Gross profit increased accordingly by $2.8 million, or 11%, for the nine months ended May 31, 2024, compared to the nine months ended May 31, 2023.
Services Business
For the nine months ended May 31, 2024, the revenue increase of $3.5 million, or 21%, compared to the nine months ended May 31, 2023, was primarily due to higher revenues from QSP services of $2.5 million, mostly due to the addition of Immunetrics services revenues, higher revenues from CPP services of $1.3 million, and higher revenues from PBPK services of $0.2 million, offset by lower revenues from REG services of $0.4 million. Cost of revenues increased by $5.7 million, or 101%, primarily driven by $2.4 million from the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings, $2.3 million from compensation costs due to expanding our scientific headcount as well as general annual salary adjustments, and $0.9 million from the acquisition of Immunetrics, which contributed to our services headcount. Our new business unit structure is designed to optimize the utilization of our scientific talent in support of our revenue growth objectives. Gross profit decreased accordingly by $2.2 million, or 20%, for the same periods.
NOTE 8 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.2 million and $0.2 million for the three months ended May 31, 2024, and May 31, 2023, respectively, and $0.5 million and $0.4 million for the nine months ended May 31, 2024, and May 31, 2023, respectively.

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

The Company received assistance from domestic governmental agencies to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The grants awarded are currently set to expire at various dates through 2025. During the three months ended May 31, 2024, and May 31, 2023, the Company recognized $0.2 million and $0.4 million, respectively, and $1.0 million and $1.1 million for the nine months ended May 31, 2024, and May 31, 2023, respectively, within Services revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income related to such assistance. Amounts that have been earned but not yet funded are included in Accounts Receivable. Computer equipment allowable by the grants are classified under Fixed Assets. Subawards due to unrelated entities are classified under Accrued Expenses.

NOTE 10 - SUBSEQUENT EVENTS
Dividend Declared

On Tuesday, July 2, 2024, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend in the amount of approximately $1.2 million will be distributed on Monday, August 5, 2024, for shareholders of record as of Monday, July 29, 2024. Our Board of Directors has determined to discontinue the Company’s quarterly cash dividend after the dividend distribution on August 5, 2024, and reallocate these funds to our capital allocation strategy for investing in growth initiatives that are intended to generate long-term shareholder value.

Pro-ficiency Acquisition

On June 11, 2024, the Company entered into a Stock Purchase Agreement, by and among the Company, Pro-ficiency Holdings, Inc. (“Pro-ficiency”), each of the stockholders of Pro-ficiency (collectively, the “Sellers”) and WRYP Stockholders Services, LLC, solely in its capacity as the Sellers’ Representative (the “Purchase Agreement”). Pursuant to the Purchase Agreement, at closing on June 11, 2024 (the “Closing”), the Company purchased 100% of the issued and outstanding capital stock of Pro-ficiency (the “Acquisition”) from the Sellers for an aggregate purchase price of $100 million in cash, subject to post-closing adjustments for net working capital, closing cash, indebtedness, and transaction expenses (collectively, the “Purchase Price”). An aggregate of $1 million of the Purchase Price was placed in escrow to fund payment obligations of the Sellers with respect to post-Closing Purchase Price adjustments and post-Closing indemnification obligations of the Sellers, and another portion of the Purchase Price was deposited into an account to reimburse the Seller Representative for any fees and expenses incurred by the Seller Representative in performing its duties under the Purchase Agreement as the representative of the Sellers. As a result of the Acquisition, at Closing, Pro-ficiency became a wholly-owned subsidiary of the Company.

The Purchase Agreement contains standard representations, warranties and covenants and other terms customary in similar transactions. Subject to the provisions of the Purchase Agreement, the Sellers have agreed to indemnify the Company and its affiliates for losses resulting from breaches of representations, warranties, and covenants of the Sellers and Pro-ficiency in the Purchase Agreement and for certain other specified matters. The Sellers’ indemnification obligations are subject to various limitations, including, among other things, a deductible, caps, and time limitations.

In connection with the Acquisition, the Company has obtained a customary buyer’s representation and warranty insurance policy (the “R&W Insurance Policy”) providing for up to $10 million in coverage in the case of breaches of representations and warranties of the Sellers and Pro-ficiency contained in the Purchase Agreement, subject to certain exclusions and an initial $0.5 million retention. The Company, on the one hand, and the Sellers, on the other hand, each bore one-half of the cost of obtaining the R&W Insurance Policy.

In consideration for their receipt of the Purchase Price, at Closing, certain of the Sellers entered into restrictive covenant agreements providing for certain customary restrictive covenants, including customary non-competition, non-solicitation, no-hire, and non-disparagement covenants for a period of three years following Closing and customary confidentiality covenants.
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

General
BUSINESS
OVERVIEW
Since its incorporation in 1996, Simulations Plus, Inc. has been a leading provider in the biosimulation market, offering software and consulting services that support drug discovery, development, research, and regulatory submissions. Our solutions bridge artificial intelligence AI/machine learning, physiologically based pharmacokinetics, quantitative systems pharmacology/toxicology, and population PK/PD modeling approaches. Our technology is licensed and applied by major pharmaceutical and biotechnology companies, universities, and regulatory agencies worldwide. The Company is headquartered in Southern California, with offices in Buffalo, NY; Research Triangle Park, NC; Pittsburgh, PA; and Paris, France. The acquisition of Pro-ficiency shortly after the end of this reporting period added another location in Research Triangle Park, NC. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.
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
Pro-ficiency Acquisition
On June 11, 2024, we acquired 100% of the issued and outstanding capital stock of Pro-ficiency Holdings, Inc. (“Pro-ficiency”) from the stockholders thereof for an aggregate purchase price of $100,000,000 in cash, subject to post-closing adjustments for net working capital, closing cash, indebtedness, and transaction expenses. Pursuant to the Stock Purchase Agreement, at closing, Pro-ficiency became a wholly owned subsidiary of the Company.
Pro-ficiency is Based in Raleigh, NC, Pro-ficiency is a leading provider of simulation-based learning, intelligence and compliance solutions for life sciences. The company provides a comprehensive suite of services, anchored by their innovation in customized, virtual simulations, market intelligence and compliance resources, and real-time data and predictive analytics. Combined with AI-based engagement tools and professional production video capabilities, Pro-ficiency achieves improved intelligence for learners and critical risk and market intelligence for leaders.
Given that Pro-ficiency is now a wholly owned subsidiary of the Company, Pro-ficiency and its subsidiaries’ results of operations will be included in the Company’s consolidated financial statements for future periods. For this reason, amongst others, operating results for the nine months ended May 31, 2024 may not be indicative of the results that may be expected for the current fiscal year and any period in the future.
Environmental, Social, and Governmental (“ESG”) Update
Environment: In December 2023, we consolidated our information technology server infrastructure by consolidating ten racks previously located in Pittsburgh, PA to one rack located in Buffalo, NY. This led to a 90% reduction in our leased space, thereby reducing our carbon usage and carbon footprint thereby contributing towards our ESG efforts.
Results of Operations
Comparison of Three Months Ended May 31, 2024, and May 31, 2023

(in thousands)	Three Months Ended		% of Revenue
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023	$ Change	% Change
Revenue	$18,544	$16,234	100%	100%	$2,310	14%
Cost of revenue	5,287	2,961	29%	18%	2,326	79%
Gross profit	13,257	13,273	71%	82%	(16)	—%
Research and development	1,300	945	7%	6%	355	38%
Sales and marketing	2,399	1,683	13%	10%	716	43%
General and administrative	7,678	6,548	41%	40%	1,130	17%
Total operating expenses	11,377	9,176	61%	57%	2,201	24%
Income from operations	1,880	4,097	10%	25%	(2,217)	(54)%
Other income, net	2,010	843	11%	5%	1,167	138%
Income before income taxes	3,890	4,940	21%	30%	(1,050)	(21)%
Provision for income taxes	(753)	(932)	(4)%	(6)%	179	19%
Net income	$3,137	$4,008	17%	25%	$(871)	(22)%
Revenues
Revenues increased by $2.3 million, or 14%, to $18.5 million for the three months ended May 31, 2024, compared to $16.2 million for the three months ended May 31, 2023. This increase is primarily due to a $1.3 million, or 12%, increase in software-related revenue and a $1.0 million, or 18%, increase in service-related revenue when compared to the three months ended May 31, 2023.
Cost of revenues
Cost of revenues increased by $2.3 million, or 79%, for the three months ended May 31, 2024, compared to the three months ended May 31, 2023. This corresponds to a 9% increase in cost of revenue as a percentage of revenue. $0.5 million of the increase in cost of revenues is due to the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings. As part of this reorganization, we evaluated our departmental structure with a focus on continuing to improve operational performance and profitability while providing our investors improved visibility to our progress. Accordingly, we moved all services personnel into cost of revenues departments, moved all research and development personnel into research and development expense departments, moved all sales and marketing personnel into sales and marketing expense departments, and moved all overhead personnel into general and administrative expense departments. These movements completed the final step toward consolidating the Company from the various acquired company divisions to a company-wide business unit structure. The $0.5 million increase in cost of revenues corresponds to the $0.5 million decrease in general and administrative expenses discussed below. $0.5 million of the increase in cost of revenues is due to the acquisition of Immunetrics. $1.0 million of the increase is due to compensation-related increases, primarily attributable to the addition of scientific headcount as well as general annual salary adjustments for existing employees.
Gross profit
Gross profit remained mostly consistent at $13.3 million for the three months ended May 31, 2024, compared to $13.3 million for the three months ended May 31, 2023. Although, the gross profit remained mostly consistent, gross profit increased in our software business by $0.8 million, or 8%, and decreased for our services business by $0.8 million, or 23%.
Overall gross margin percentage was 71% and 82% for the three months ended May 31, 2024, and 2023, respectively.
Research and development

We incurred $2.1 million of research and development costs during the three months ended May 31, 2024. Of this amount, $0.8 million was capitalized as a part of capitalized software development costs and $1.3 million was expensed. We incurred $1.8 million of research and development costs during the three months ended May 31, 2023. Of this amount, $0.9 million was capitalized and $0.9 million was expensed. Research and development spend remained relatively consistent with a slight increase of $0.3 million, or 15%, for the three months ended May 31, 2024, compared to the three months ended May 31, 2023. This corresponds to a 1% increase in research and development expense as a percentage of revenue.
Sales and marketing expenses
Sales and marketing expenses increased by $0.7 million, or 43%, to $2.4 million for the three months ended May 31, 2024, compared to $1.7 million for the three months ended May 31, 2023. This corresponds to a 3% increase in sales and marketing expense as a percentage of revenue. The increase was primarily due to $0.4 million of compensation-related increases driven by an increase in stock compensation expense of $0.1 million, the addition to our team of a Chief Revenue Officer, sales commissions on the strong revenue growth year over year, and general annual salary adjustments for existing employees. Additionally, the acquisition of Immunetrics increased sales and marketing expenses by $0.1 million.
General, and administrative expenses
General, and administrative (“G&A”) expenses increased by $1.1 million, or 17%, to $7.7 million for the three months ended May 31, 2024, compared to $6.5 million for the three months ended May 31, 2023. This corresponds to a 1% increase in G&A expense as a percentage of revenue. The increase is primarily driven by a $0.5 million increase in mergers and acquisition expenses, $0.5 million of increase in compensation costs due to general annual salary adjustments for existing employees, an increase of $0.2 million from the acquisition of Immunetrics, an increase in professional fees of $0.2 million, and an increase in software license costs of $0.1 million, partially offset by $0.5 million shift from G&A expense to cost of revenues, as referenced above, due to the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings.
Other income
Total other income was $2.0 million for the three months ended May 31, 2024, compared to total other income of $0.8 million for the three months ended May 31, 2023. $0.6 million of the increase is attributable to a decrease in the fair value of the earnout liability driven by more modest revenue projections for Immunetrics during the second earnout measurement period, $0.4 million of the increase is attributable to an increase in interest income driven by an increase in interest rates on our investments in debt securities, and $0.3 million of the increase is attributable to nominal foreign currency exchange fluctuations during the three months ended May 31, 2024 compared to a $0.3 million loss for the three months ended May 31, 2023.
Provision for income taxes
The provision for income taxes was $0.8 million for the three months ended May 31, 2024, compared to $0.9 million for the three months ended May 31, 2023. Our effective tax rate remained consistent at 19% for the three months ended May 31, 2024 compared to the three months ended May 31, 2023.
Results of Operations
Comparison of Nine Months Ended May 31, 2024, and May 31, 2023

(in thousands)	Nine Months Ended		% of Revenue
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023	$ Change	% Change
Revenue	$51,349	$43,948	100%	100%	$7,401	17%
Cost of revenue	15,023	8,252	29%	19%	6,771	82%
Gross profit	36,326	35,696	71%	81%	630	2%
Research and development	3,829	3,428	7%	8%	401	12%
Sales and marketing	6,337	4,898	12%	11%	1,439	29%
General and administrative	18,878	18,361	37%	42%	517	3%
Total operating expenses	29,044	26,687	57%	61%	2,357	9%
Income from operations	7,282	9,009	14%	20%	(1,727)	(19)%
Other income, net	4,266	2,617	8%	6%	1,649	63%
Income before income taxes	11,548	11,626	22%	26%	(78)	(1)%
Provision for income taxes	(2,437)	(2,199)	(5)%	(5)%	(238)	11%
Net income	$9,111	$9,427	18%	21%	$(316)	(3)%
Revenues
Revenues increased by $7.4 million, or 17%, to $51.3 million for the nine months ended May 31, 2024, compared to $43.9 million for the nine months ended May 31, 2023. This increase is primarily due to an increase of $3.9 million, or 14%, in software-related revenue primarily driven by higher revenues from GastroPlus® of $1.4 million, higher revenues from Monolix™ of $1.0 million, higher revenues from QSP of $0.9 million, and higher revenues from ADMET Predictor® of $0.6 million. $3.5 million, or 21%, of the overall increase in revenues is due to an increase in service-related revenues, primarily driven by higher revenues from QSP services of $2.5 million, mostly due to the addition of Immunetrics services revenues. Additionally, the increase in services revenue is due to higher revenues from CPP services of $1.3 million and higher revenues from PBPK services of $0.2 million, offset by lower revenues from REG services of $0.4 million.
Cost of revenues
Cost of revenues increased by $6.8 million, or 82%, for the nine months ended May 31, 2024, compared to the nine months ended May 31, 2023. This corresponds to a 10% increase in cost of revenue as a percentage of revenue. $2.4 million of the increase in cost of revenues is due to the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings. As part of this reorganization, we evaluated our departmental structure with a focus on continuing to improve operational performance and profitability while providing our investors improved visibility to our progress. Accordingly, we moved all services personnel into cost of revenues departments, moved all research and development personnel into research and development expense departments, moved all sales and marketing personnel into sales and marketing expense departments, and moved all general and administrative personnel into G&A expense departments. These movements completed the final step toward consolidating the Company from the various acquired company divisions to a company-wide business unit structure. $2.4 million of the increase in cost of revenues corresponds to a $2.4 million decrease in general and administrative expenses discussed below. $1.6 million of the increase in cost of revenues is due to the acquisition of Immunetrics. $2.3 million of the increase is due to compensation-related increases, primarily attributable to the addition of scientific headcount as well as general annual salary adjustments for existing employees.
Gross profit
Gross profit increased by $0.6 million, or 2%, to $36.3 million for the nine months ended May 31, 2024, compared to $35.7 million for the nine months ended May 31, 2023. The increase in gross profit is primarily due to an increase in gross profit for our software business of $2.8 million, or 11%, reflecting the strong revenue growth and operating leverage of our software business, partially offset by a decrease in gross profit for our services business of $2.2 million, or 20%, resulting from the reorganization of our internal structure as well as additional services headcount from the Immunetrics acquisition.
Overall gross margin percentage was 71% and 81% for the nine months ended May 31, 2024, and May 31, 2023, respectively.

Research and development
We incurred $6.4 million of research and development costs during the nine months ended May 31, 2024. Of this amount, $2.6 million was capitalized as a part of capitalized software development costs and $3.8 million was expensed. We incurred $6.0 million of research and development costs during the nine months ended May 31, 2023. Of this amount, $2.6 million was capitalized and $3.4 million was expensed. Research and development spend remained relatively consistent with a slight increase of $0.4 million, or 6%, for the nine months ended May 31, 2024, compared to the nine months ended May 31, 2023. This corresponds to a 1% decrease in research and development expense as a percentage of revenue.
Sales and marketing expenses
Sales and marketing expenses increased by $1.4 million, or 29%, to $6.3 million for the nine months ended May 31, 2024, compared to $4.9 million for the nine months ended May 31, 2023. This corresponds to a 1% increase in sales and marketing expense as a percentage of revenue. The increase was primarily due to $0.8 million of compensation-related increases driven by an increase in stock compensation expense of $0.3 million, the addition to our team of a Chief Revenue Officer, sales commissions on the strong revenue growth year over year, and general annual salary adjustments for existing employees. Additionally, the acquisition of Immunetrics increased sales and marketing expenses by $0.3 million.
General, and administrative expenses
G&A expenses remained relatively consistent with a slight increase of $0.5 million, or 3%, to $18.9 million for the nine months ended May 31, 2024, compared to $18.4 million for the nine months ended May 31, 2023. This corresponds to 6% decrease in G&A expense as a percentage of revenue. The increase is primarily driven by an increase of $0.5 million from the acquisition of Immunetrics, an increase of $1.0 million in compensation costs due to general annual salary adjustments for existing employees, an increase in mergers and acquisition expenses of $0.5 million, an increase in professional fees of $0.3 million, an increase in software license costs of $0.2 million, and an increase in amortization of internal-use software of $0.1 million, offset by a $2.4 million shift from G&A expense to cost of revenues, as referenced above, due to the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings.
Other income
Total other income was $4.3 million for the nine months ended May 31, 2024, compared to total other income of $2.6 million for the nine months ended May 31, 2023. The increase is primarily due to an increase in interest income of $1.3 million from our investments in debt securities driven by an increase in interest rates, $0.2 million of the increase is attributable to less than $0.1 million foreign currency exchange loss during the nine months ended May 31, 2024, compared to a $0.3 million loss for the nine months ended May 31, 2023, as well as a decrease of $0.3 million in the fair value of the earnout liability related to the Immunetrics acquisition. The decrease in the fair value of the earnout liability is attributable to a partial earnout attainment for the first earnout measurement period and more modest revenue projections for the second earnout measurement period. The earnout target for the first measurement period was $4.0 million, however, based on revenue attainment, we only paid $2.5 million in March 2024 for the first earnout measurement period. As a result of the partial attainment, there is a catch-up opportunity for the second measurement period's earnout payment to increase from the target of $4.0 million to $5.5 million.
Provision for income taxes
The provision for income taxes was $2.4 million for the nine months ended May 31, 2024, compared to $2.2 million for the nine months ended May 31, 2023. Our effective tax rate increased to 21% mainly due to disqualifying dispositions of incentive stock options for the nine months ended May 31, 2024, when compared to 19% for the nine months ended May 31, 2023. The 19% effective tax rate for the nine months ended May 31, 2023 was favorably affected by increased disqualifying dispositions of incentive stock options, which caused the effective tax rate to have increased comparatively for the nine months ended May 31, 2024.
Liquidity and Capital Resources

Our principal sources of capital have been a follow-on public offering in August 2020 for $107.7 million and cash flows from our operations. We have achieved continuous positive operating cash flow over the last fourteen fiscal years. We expect existing cash, cash equivalents, short-term investments, cash generated by ongoing operations, and working capital, will be sufficient to fund our operating activities and cash commitments for investing and financing activities, including the dividend distribution on August 5, 2024, and material capital expenditures, for at least the next 12 months and beyond.

Pro-ficiency Acquisition

Subsequent to the quarter ended May 31, 2023, on June 11, 2024, the Company 100% of the issued and outstanding capital stock of Pro-ficiency pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, Pro-ficiency, each of the stockholders of Pro-ficiency (collectively, the “Sellers”) and WRYP Stockholders Services, LLC, solely in its capacity as the Sellers’ Representative, pursuant to which Pro-ficiency became a wholly owned subsidiary of the Company. As consideration for the acquisition, the Company agreed to pay the Sellers an aggregate of $100 million in cash, subject to post-closing adjustments for net working capital, closing cash, indebtedness, and transaction expenses (collectively, the “Purchase Price”). An aggregate of $1 million of the Purchase Price was placed in escrow to fund payment obligations of the Sellers with respect to post-closing Purchase Price adjustments and post-closing indemnification obligations of the Sellers, and another portion of the Purchase Price was deposited into an account to reimburse the Seller Representative for any fees and expenses incurred by the Seller Representative in performing its duties under the Purchase Agreement as the representative of the Sellers.

The Purchase Agreement contains standard representations, warranties and covenants and other terms customary in similar transactions. Subject to the provisions of the Purchase Agreement, the Sellers have agreed to indemnify the Company and its affiliates for losses resulting from breaches of representations, warranties and covenants of the Sellers and Pro-ficiency in the Purchase Agreement and for certain other specified matters. The Sellers’ indemnification obligations are subject to various limitations, including, among other things, a deductible, caps, and time limitations.

In connection with the Acquisition, the Company has obtained a customary buyer’s representation and warranty insurance policy (the “R&W Insurance Policy”) providing for up to $10 million in coverage in the case of breaches of representations and warranties of the Sellers and Pro-ficiency contained in the Purchase Agreement, subject to certain exclusions and an initial $0.5 million retention. The Company, on the one hand, and the Sellers, on the other hand, each bore one-half of the cost of obtaining the R&W Insurance Policy.
Cash, Cash Equivalents, and Investments
At May 31, 2024, the Company had $109.1 million in cash and cash equivalents, $9.9 million in short-term investments, and working capital of $124.3 million. Short-term investments consist of highly liquid investment-grade fixed-income securities, diversified among industries and issuers. The investments are U.S. dollar-denominated securities. Our fixed-income investments are exposed to interest rate risk and credit risk. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities and can readily be converted to cash when needed.
Cash Flows
Operating Activities
Net cash provided by operating activities was $11.7 million for the nine months ended May 31, 2024. Our operating cash flows resulted in part from our net income of $9.1 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, $3.0 million related to changes in balances of operating assets and liabilities was subtracted from net income and $5.6 million related to non-cash charges was added to net income to reconcile to cash flow from operations.
Net cash provided by operating activities was $18.8 million for the nine months ended May 31, 2023. Our operating cash flows resulted primarily from our net income of $9.4 million. In addition, $4.9 million related to changes in balances of operating assets and liabilities was added to net income and $4.4 million related to noncash charges was added to net income to reconcile to cash flow from operations.
Net cash provided by operating activities decreased by $7.1 million during the nine months ended May 31, 2024, compared to the nine months ended May 31, 2023. Approximately, $3.5 million of this change relates to accounts receivable, as the Company experienced strong cash collections from customers on older balances during the nine months ended May 31, 2023.

Investing Activities
Net cash provided by investing activities during the nine months ended May 31, 2024, was $45.5 million, primarily due to the proceeds from maturities of short-term investments of $71.1 million, offset by purchase of short-term investments of $67.2 million and computer software development costs of $2.5 million.
Net cash provided by investing activities during the nine months ended May 31, 2023, was $6.8 million, primarily due to the proceeds from maturities of short-term investments of $82.0 million, offset by purchase of short-term investments of $71.8 million and computer software development costs of $2.6 million.

Financing Activities

Net cash used in financing activities during the nine months ended May 31, 2024, was $5.6 million, primarily due to dividend payments totaling $3.6 million and a the first cash earnout payments in the aggregate amount of $2.5 million to the former equity holders and employees of Immunetrics, partially offset by proceeds from the exercise of stock options totaling $0.5 million.

Net cash used in financing activities during the nine months ended May 31, 2023, was $22.1 million, primarily due to share repurchases of $20.0 million and dividend payments totaling $3.6 million, partially offset by proceeds from the exercise of stock options totaling $1.5 million.
Immunetrics Acquisition
On June 16, 2023, the Company acquired Immunetrics through a reverse triangular merger, pursuant to which Immunetrics became a wholly owned subsidiary of the Company. As consideration for the acquisition, at closing, the Company paid the equity holders of Immunetrics a cash payment in the aggregate amount of approximately $13.7 million, and also paid the representative of the Immunetrics stockholders $250,000 as an expense fund to cover expenses that it incurs in its role as such (collectively, the “Closing Payments”). In addition to the Closing Payments, the Company held back $1.8 million to cover any negative working capital adjustments and Immunetrics’ indemnification obligations under the Merger Agreement (the “Holdback Amount”), the balance of which, less any deductions, if any, will be distributed to the Immunetrics stockholders after expiration of the applicable hold-back period. Furthermore, the Company agreed to pay the Immunetrics equity holders an aggregate amount of up to $8.0 million in earnout payments, consisting of two payouts of up to $4.0 million each, if Immunetrics achieves certain revenue milestones for the calendar years 2023 and 2024 (the “Earnout Payments,” and together with the Closing Payments and Holdback Amount, the “Merger Consideration”). In March 2024, the Company made the first cash earnout payments in the aggregate amount of $2.5 million to the former equity holders and employees of Immunetrics.
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
Dividends
Refer to Note 5 – Shareholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Report) for details regarding dividends. As discussed below, our Board of Directors has determined to discontinue the Company’s quarterly cash dividend after the next dividend distribution on August 5, 2024, and reallocate these funds to our capital allocation strategy for investing in growth initiatives that are intended to generate long-term shareholder value.
Share Repurchases

For the nine months ended May 31, 2024, we did not repurchase any shares and for the nine months ended May 31, 2023, we repurchased 492,041 shares through our share repurchase program. All repurchases were made using cash resources. As of May 31, 2024, $30 million remains available for additional repurchases under our authorized repurchase program. However, we are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of further share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The share repurchase program has no expiration date but may be terminated at any time at our Board of Directors’ discretion.
Other Planned Uses of Capital
We continue to seek opportunities for strategic acquisitions, investments, and partnerships. If we identify an attractive strategic opportunity that would require more cash to complete than we are willing or able to use from our cash reserves, we will consider financing options to complete the transaction, including obtaining loans and issuing additional securities.
Except as discussed elsewhere in this Quarterly Report on Form 10-Q (this “Report”), we are not aware of any trends or demands, commitments, events, or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. The trend over the last ten years has been positive operating cash flows, and we expect that trend to continue for the foreseeable future.
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
Historically, we have paid cash dividends of $0.06 per share to holders of shares of our common stock on a quarterly basis. Our Board of Directors has determined to discontinue the Company’s quarterly cash dividend after the dividend distribution on August 5, 2024, and reallocate these funds to our capital allocation strategy for investing in growth initiatives that are intended to generate long-term shareholder value.
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

Contractual Obligations
The following table provides aggregate information regarding our contractual obligations as of May 31, 2024:

(in thousands)	Payments due by period
Contractual obligations:	Total	1 year	2–3 years	4–5 years	More than 5 years
Contracts payable(1)	$3,810	$3,810	$—	$—	$—
(1) Contracts payable are related to the Merger Agreement that the Company entered into with Immunetrics and certain other parties on June 16, 2023. Under the terms of the agreement, we agreed to pay the former equity holders of Immunetrics earnout payments up to $8.0 million, consisting of two payouts of up to $4.0 million each, subject to a potential catch-up increase in certain circumstances. In March 2024, the Company made the first cash earnout payments in the aggregate amount of $2.5 million to the former equity holders and employees of Immunetrics. As of May 31, 2024, the fair value of the earnout liability recorded was $2.0 million. Additionally, a portion of the consideration for the acquisition, in an amount equal to $1.8 million, was held-back by the Company at closing to cover any negative net working capital adjustments (if any) and Immunetrics’ indemnification obligations under the Merger Agreement.
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

The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $0.8 million and $0.9 million for the three months ended May 31, 2024, and May 31, 2023, respectively, and $2.6 million and $2.6 million for the nine months ended May 31, 2024, and May 31, 2023, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products, not to exceed five years. Amortization of software development costs amounted to $0.5 million and $0.4 million for the three months ended May 31, 2024, and May 31, 2023, respectively, and $1.3 million and $1.2 million for the fiscal nine months ended May 31, 2024, and May 31, 2023, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of May 31, 2024, after completion of the Company's internal reorganization, the Company determined that it had five reporting units: Cheminformatics, PBPK, QSP, CPP, and REG.

As of May 31, 2024, the entire balance of goodwill was attributed to two of the Company's reporting units, CPP and QSP. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. No impairment losses were recorded during the three and nine months ended May 31, 2024, and May 31, 2023, respectively.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation costs include the estimated grant-date fair value of awards amortized over the options’ vesting period. Stock-based compensation costs, not including shares issued to directors for services, was $1.7 million and $1.1 million for the three months ended May 31, 2024, and May 31, 2023, respectively, and $4.6 million and $3.2 million for the nine months ended May 31, 2024, and May 31, 2023, respectively.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of May 31, 2024, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of May 31, 2024 that our disclosure controls and procedures were effective.
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

Cash expenditures associated with the acquisition of Pro-ficiency may create certain liquidity and cash flow risks for us.
As consideration for the acquisition of Pro-ficiency, at closing on June 11, 2024 we paid approximately $100 million in cash to the previous equity holders of Pro-ficiency, which constituted a significant portion of our cash reserves as of the closing date. In addition to the acquisition consideration, we incurred significant transaction costs and expect to incur additional integration costs in connection with the acquisition. While we anticipated that the closing consideration and transactions costs would be incurred, there are many factors beyond our control that could affect the total amount of the integration expenses associated with the acquisition. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent the integration expenses are higher than anticipated, we may experience liquidity or cash flow issues.

Pro-ficiency and its operating subsidiaries may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.
Pro-ficiency, which is now a wholly owned subsidiary of the Company, and its operating subsidiaries may not perform as we or the market expects. Risks associated with the Pro-ficiency acquisition include, without limitation:
•integrating businesses is a difficult, expensive, and time-consuming process, and the failure to successfully integrate our businesses with the business of Pro-ficiency in the expected time frame could adversely affect our financial condition and results of operation;

•the addition of Pro-ficiency has increased the size of our operations, and, if we are not able to manage our expanded operations effectively, our common stock price may be adversely affected;

•the extent to which we may realize the expected synergies and cost savings is uncertain at this time; and

•the success of the Pro-ficiency acquisition will also depend upon relationships with third parties and Pro-ficiency’s and our pre-existing customers, which relationships may be affected by customer preferences or public attitudes about the Pro-ficiency acquisition. Any adverse changes in these relationships could adversely affect our business, financial condition, and results of operations.

The obligations and liabilities of Pro-ficiency, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of Pro-ficiency to us.
Pro-ficiency’s obligations and liabilities, some of which may not have been fully disclosed to us, may be greater than we have anticipated. The obligations and liabilities of Pro-ficiency could have a material adverse effect on our business or Pro-ficiency’s value to us or on our business, financial condition, or results of operations. Although $0.5 has been placed in escrow to cover any negative net working capital adjustments (if any) and we have purchased the $10 million R&W Insurance Policy to cover the sellers’ and Pro-ficiency’s indemnification obligations under the Purchase Agreement, the escrowed amount and/or the R&W Policy may not be sufficient to cover all claims brought against us or Pro-ficiency in the future in relation to Pro-ficiency’s’ business or operations and certain claims may be excluded from coverage under the R&W Insurance Policy. In the event that we are responsible for liabilities substantially in excess of the escrowed amount and/or any other amounts recovered through the R&W Insurance Policy, other rights to indemnification under the Purchase Agreement or alternative remedies that might be available to us, or any other applicable insurance, we could suffer severe consequences that would substantially reduce our earnings and cash flows or otherwise materially and adversely affect our business, financial condition, or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
During the quarter ended May 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

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
We did not repurchase any shares or other equity securities of the Company during the three and nine months ended May 31, 2024.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions, or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the quarter ended May 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Jill Fiedler-Kelly (1)	Business Unit President	Termination	02/04/2022	04/06/2024	29,500
(1) On April 6, 2024, the pre-arranged stock trading plan pursuant to Rule 10b5-1, adopted by Jill Fiedler-Kelly on February 4, 2022, automatically terminated pursuant to its terms. The expired plan provided for the potential sale of up to 29,500 shares of Company common stock until April 6, 2024.
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

2.2^
Stock Purchase Agreement by and among Simulations Plus, Inc., DILIsym Services, Inc., the Shareholders’ Representative and the Shareholders of DILIsym Services, Inc., incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed July 10, 2017.

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

2.5^†
Stock Purchase Agreement, by and among the Company, Pro-ficiency Holdings, Inc. (“Pro-ficiency”), each of the stockholders of Pro-ficiency (collectively, the “Sellers”) and WRYP Stockholders Services, LLC, solely in its capacity as the Sellers’ Representative, dated June 11, 2024.

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

4.1	Form of Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed March 25, 1997.
4.2	Share Exchange Agreement, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed March 25, 1997.
10.1	Amended and Restated Employment Agreement between Simulations Plus, Inc. and Michael Raymer, dated June 11, 2024.
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments).
_____________________________

*	Filed herewith.
**	Furnished herewith.
***	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
^	Schedules, exhibits, and similar supporting attachments or agreements to the Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
†	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, State of California, on July 8, 2024.

SIMULATIONS PLUS, INC.

Date:	July 8, 2024	By:	/s/ Will Frederick
Will Fredrick Chief Financial Officer (Principal financial officer) and Chief Operating Officer