Form 10-K
period 2024-08-31
Simulations Plus, Inc.
filed 2024-10-30
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was approximately $671,050,062. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of October 18, 2024, 20,067,184 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2024
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Report") includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may appear throughout this Report, including, without limitation, in the following sections: “Business” (Part I, Item 1 of this Report), “Risk Factors” (Part I, Item 1A of this Report), “Cybersecurity” (Part I, Item 1C of this Report), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Report), and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A of this Report). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions, as well as current plans, expectations, estimates, forecasts, and projections about our business and the industry in which we operate, that are subject to risks and uncertainties that may cause actual results to differ materially. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. We describe certain risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Report). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. Except as otherwise required by law, we assume no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I
ITEM 1 –BUSINESS
As used in this Report, each of the terms “we,” “us,” “our,” the “Company,” and “Simulations Plus” refers to Simulations Plus, Inc. and its wholly owned subsidiaries (both current and previous, as applicable).
Simulations Plus, Inc. was incorporated in California on July 17, 1996. We are a global leader and premier provider in the biopharma sector, offering advanced software and consulting services that enhance drug discovery, development, research, clinical trial operations, regulatory submissions, and commercialization. With the June 2024 acquisition of Pro-ficiency Holdings, Inc. and its subsidiaries (collectively, “Pro-ficiency”), the Company extended its reach across the drug development value chain from the initial protocol stage through all phases of clinical research and development (“R&D”) to product commercialization. Simulations Plus now has a one-of-a-kind platform to serve its clients at every step in the drug development process. This optimizes efficiency, costs and time-to-market for our clients and enhances our competitive position.
Our clients face many challenges. Developing new therapies is time-consuming and expensive, requiring an average of 10-15 years and an average cost of $6.16 billion to develop a single drug. Drug sponsors must prioritize not only efficacy of the drug, but also issues like drug-drug interactions, inclusion of diverse populations, regulatory approvals, reduction of animal testing, safety and compliance during clinical trials, and commercial success.
Our model-informed drug development (“MIDD”) software and services allow clients to use modeling and simulation to accelerate the drug development timeline, reduce the costs of R&D, comply with regulatory guidance and best practices, and increase confidence in the safety and efficacy of their drugs. Our adaptive learning solutions support the success of clinical trials by increasing the diversity and retention of participants and driving competency and compliance with trial protocols, while our medical communications solutions provide support in obtaining regulatory approval and post regulatory commercialization of drugs.
Through these offerings, we fulfill our mission to create value for our customers by accelerating and reducing the costs of R&D through innovative science-based software and consulting solutions that optimize treatment options and improve patient lives.
At the beginning of fiscal year 2024, the Company reorganized its internal structure to create a more integrated and cohesive operating platform based on key product and services offerings rather than separate divisions based on its prior acquisitions. This business unit restructuring is engendering greater scientific collaboration and knowledge sharing within the Company that leads to identifying new opportunities that both advance the Company’s business objectives and deepen client relationships. Continuing with our strategic plan of aligning our business units around products and services, the Pro-ficiency acquisition resulted in two new business units, Adaptive Learning & Insights and Medical Communications, giving the Company six business units that include:
•Cheminformatics (“CHEM”);
•Physiologically Based Pharmacokinetics (“PBPK”);
•Clinical Pharmacology and Pharmacometrics (“CPP”);
•Quantitative Systems Pharmacology (“QSP”);
•Adaptive Learning & Insights (“ALI”); and
•Medical Communications (“MC”).
The Company is headquartered in Southern California, with offices in Buffalo, NY; Research Triangle Park, NC; Pittsburgh, PA; and Paris, France. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.

SOLUTIONS

We provide end-to-end offerings across the drug development continuum, including guiding early drug discovery, establishing pre clinical protocols, developing clinical programs, enabling clinical trial operations, facilitating regulatory submissions for product approval, and supporting commercial market launches. We are a premier developer of modeling and simulation software for drug discovery and development, including the prediction of properties of molecules utilizing both artificial intelligence (“AI”) and machine-learning technologies. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and academic and regulatory agencies worldwide for use in the conduct of industry-based research. Our customers use our software programs and scientific consulting services to enhance their understanding of the properties of potential new therapies and to use emerging data to improve formulations, select and justify dosing regimens, support generic pharmaceutical product development, optimize clinical trial designs, and simulate outcomes in special populations, such as in elderly and pediatric patients.
SEGMENT INFORMATION
During the fiscal year ended August 31, 2024, our business was organized into two reportable segments, software and services.
SOFTWARE
General
We currently offer software products for pharmaceutical research, development, and commercialization, as follows:
•Three simulation products that provide time-dependent results based on solving large sets of mechanistic differential equations:
◦GastroPlus®
◦DDDPlus™
◦MembranePlus™
•Two products that predict and analyze static properties of chemicals utilizing both AI and machine-learning technologies:
◦ADMET Predictor®
◦MedChem Designer™
•Seven products that are based on mechanistic, mathematical models and differential equations:
◦DILIsym®
◦NAFLDsym®
◦ILDsym™
◦IPFsym®
◦RENAsym®
◦MITOsym®
◦OBESITYsym™
•One product designed for modeling and simulation that allows for population analyses, rapid clinical trial data analyses, and regulatory submissions:
◦MonolixSuite™ (the combination of Monolix®, PKanalix®, and Simulx®).
•One product for education and compliance training:
◦Pro-ficiency Performance Management
•One product for key opinion leader (“KOL”) research in the medical community:
◦Panorama KOL Insights

Our software business represented 59% of our total revenue during the fiscal year ended August 31, 2024, primarily generated by the following products:
GastroPlus®
Our flagship product, initially introduced in 1998, and currently our largest single source of software revenue, is GastroPlus. GastroPlus mechanistically simulates the absorption and drug interactions of compounds administered to humans and animals. It is currently one of the most widely used commercial software products of its type by industry and regulatory agencies in the U.S. and globally. Our goal with GastroPlus is to integrate the most advanced science into user-friendly software to enable researchers and regulators to perform sophisticated analyses of complex compound behaviors in humans and laboratory animals. We work to release updated versions of the program on an ongoing basis.

In May 2024, GastroPlus version 10 (branded as GPX™) was released. This version was the culmination of a long-term collaboration with our partners to understand how we can better support their program needs and enable critical scientific thinking. This resulted in a completely redesigned, intuitive, and flexible platform which incorporated the proven top-rated science, advanced models, refined algorithms, and integrated machine learning (“ML”) technology that has been validated over 26 years.

Because of the widespread use of GastroPlus, we have been able to enter both funded and unfunded collaborations with industry and government agencies to drive advances in modeling and simulation science. In all such collaborations, we own the intellectual property developed within the GastroPlus program, and updates are integrated into future versions and made available to all clients. In the fiscal year ended August 31, 2024, we participated in nine funded grants from the U.S. Food and Drug Administration (“FDA”) to enhance PBPK modeling science. Recent collaborations include:

•Virtual bioequivalence studies: in September 2023, we entered into a funded collaboration with the FDA to validate and define best practices for PBPK modeling workflows to simulate virtual bioequivalence (“VBE”) studies in support of regulatory bio-waivers.

•Modified-release (“MR”) product development model: in January 2024, through a joint proposal with Northeastern University and InnoGI Technologies, we were awarded a newly funded contract from the FDA to advance the development and approval of generic oral MR drug products through the combination of novel in vitro testing and mechanistic modeling and simulation.

MonolixSuite™
The MonolixSuite is a unique solution for modeling and simulation for pharmaceutical companies, biotechnology enterprises, and hospitals. It supports nonparametric analyses, population analyses and modeling, and clinical trial simulation. The extended MonolixSuite contains three main products: PKanalix, Monolix, and Simulx. Monolix 2024R1 was released in March 2024, which combines the most advanced algorithms with a unique ease of use. The products are used by pharmaceutical companies across the globe at each step of drug development, from preclinical to first-in-human, clinical, and post-approval.

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
Version 12 of ADMET Predictor was released in July 2024, which added many new features including:

•Enhanced Models: New and expanded models offer greater predictive accuracy, with an average 30% increase in training set sizes, for microsome and hepatocyte clearance, protein binding, bio relevant solubilities, MDCK-LE/PAMPA permeability, and more
•High-Throughput Pharmacokinetics (“HTPK”): New options for solution dosing, adjusted free fraction outputs, and species-specific simulations enhance the flexibility and precision of HTPK studies
•Artificial Intelligence-Driven Drug Design (“AIDD”): Integration of 3D shape matching and tissue sensitivities (based on tissue Kp values) as new objectives, facilitating innovative lead optimization processes
•New DILI Module: Introduction of the first drug-induced liver injury (“DILI”) endpoint models to support high-throughput (“HT”) DILIsym® predictions in early drug development
•Boosted ANN Regression Models and added 37 new descriptors in ADMET Modeler™
•General Usability and Informatics Improvements

We have made significant investments in three key areas with recent versions: improving integration of our top-ranked ADMET Predictor and GastroPlus models to leverage our novel high-throughput pharmacokinetic (“HTPK”) simulation approaches for chemists and safety researchers, enhancing our best-in-class AI/ML engine to assist with drug discovery, and advancing our innovative AIDD Module to apply generative AI technology to design and optimize lead molecules for any combination of properties.

Recent collaborations include:

•Qualification of in silico methods for risk assessment of chemicals: in February 2024, we extended a collaboration with the Translational Toxicology Division at the National Institute of Environmental Health Sciences (“NIEHS”) to support the rapid safety assessment of chemicals in animals and humans.

•Drug design collaboration using the AIDD Module: in March 2023, we entered into a collaborative research agreement with the Polish Academy of Sciences (“PAS”) to jointly design new compounds for the RORγ/RORγT nuclear receptors using our cutting-edge AI/ML technology in the ADMET Predictor® software platform. Emerging intellectual property, in the form of encouraging lead compounds, will be jointly owned by the Company and PAS for further development opportunities.

•Strategic collaboration to discover anticancer therapies using the AIDD Module: in March 2023, we entered into a strategic research collaboration with the Sino-American Cancer Foundation (“SACF”) to leverage our staff and AIDD Module to support the discovery and design of novel inhibitors of methylenetetrahydrofolate dehydrogenase 2 (“MTHFD2”), an emerging cancer target. SACF will provide upfront funding to the Company to design a set number of compounds for efficacy against MTHFD2, which will be exclusive to SACF. Subsequent milestone payments will be made to the Company as key research and development goals are met.

Pro-ficiency Performance Management

Pro-fiency Performance Management is an adaptive learning platform that uses lifelike simulation and detailed data tracking to increase recruitment, retention, and protocol compliance during clinical trials. In simulations of complex real-world scenarios, learners are asked to make decisions and practice implementation of the trial protocol. The generated data provides insight into areas of the trial protocol that are unclear to healthcare practitioners, enabling clarification and further education prior to start of clinical trials.

Panorama KOL Insights

Panorama KOL Insights is a platform for KOL research in the life sciences industry. It provides current information about influential industry leaders, which can be filtered by criteria including but not limited to therapeutic expertise, professional affiliation(s), and geographic location.
SERVICES
General

Our scientists and engineers have extensive expertise in drug absorption via various dosing routes, pharmacokinetics, pharmacodynamics, drug-drug interactions, and other areas related to the drug development process. We conduct contracted consulting studies for large customers with complex problems who recognize our expertise in solving them, as well as for smaller customers. We also offer services supporting marketplace insight and medical communications for clinical and commercial drug development. The demand for our consulting services has been steadily increasing, and we have expanded our consulting teams to meet the increased workload.
Our services business represented 41% of our total revenue during the fiscal year ended August 31, 2024, primarily generated by the following service offerings:
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
QSP
We provide creative and insightful consulting services to support our quantitative systems pharmacology, QSP, modeling focused on NAFLD, and NASH, idiopathic pulmonary fibrosis (“IPF”), heart disease, and liver and kidney safety, as well as other areas.
PBPK
In 2014, the FDA began to emphasize the need to encourage mechanistic PBPK modeling and simulation in clinical pharmacology, with final guidance documents completed in 2018. Draft guidance documents from the FDA, which were released in October 2020, focused on additional biopharmaceutics applications for oral drug product development, manufacturing changes, and controls. Other global agencies, including the European Medicines Agency (“EMA”), Japan’s Pharmaceutical and Medical Devices Agency (“PMDA”), the Chinese National Medical Products Administration (“NMPA”), and Health Canada, have all published their own guidance, or extended existing ones, over the past several years. This has resulted in an increased need for our scientific consulting staff to draw upon its extensive experience across multiple therapeutic areas of modeling and simulation to provide consulting-related services utilizing these sophisticated techniques. We support MIDD throughout the entire product lifecycle, from discovery through translational research and clinical development, when an organization does not have the time or resources to use our software directly. More specifically, our clients seek out our consulting services to acquire scientific, therapeutic-area-related modeling and simulation expertise that they do not have in-house.
Early Drug Discovery (“EDD”)

At Simulations Plus, we have a team of experts, including computational and medicinal chemists, cheminformatics specialists, and drug development professionals with decades of experience, all able to facilitate small and large companies’ drug discovery and development journeys.

With our EDD services offering, we provide end-to-end in silico drug design and optimization services, as well as help with individual steps in the process, including:
•AIDD enabled drug discovery and optimization
•High-throughput screening (“HTS”) library design and hit visualization and analysis
•Quantitative Structure-Activity Relationship (“QSAR”)/Quantitative Structure-Property Relationship (“QSPR”) modeling and simulation

Adaptive Learning & Insights

Our expert content creation team delivers programming that is focused on the development of engaging, adaptive learning solutions independent of individualized analytics. Our team of experts supports clients in developing training materials for complex procedures, providing insight derived from learner data, and optimizing learning in life sciences.

Medical Communications

Our experienced medical communications consultants provide strategy, positioning, messaging and tactical support for our clients in support of their market intelligence and commercial endeavors.

Below is a summary of revenue percentages by each of our software and services businesses for the fiscal years ended August 31:

	2024	2023	2022
Software	59%	61%	61%
Services	41%	39%	39%
Total	100%	100%	100%
SALES AND MARKETING
We market our software and services globally through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, online presentations, our website, and various communication channels to our database of prospects and customers. At various scientific meetings worldwide, research accomplishments using our software are reported through numerous presentations and posters. Many of these presentations are from industry and FDA scientists; some are from our staff. Numerous peer-reviewed scientific journal articles are published, and conference presentations are delivered each year using our software, primarily by our customers, further supporting its use in a wide range of preclinical and clinical studies.
Our sales and marketing efforts are handled primarily internally by sales and marketing staff, with our scientific team and several senior management staff assisting our marketing and sales staff with trade shows, seminars, and customer training both online and on-site. During fiscal year 2024, the Company invested in marketing automation tools to increase customer insights and engagement. In addition, enhancements were made to our customer relationship management software, providing insights about our targeted markets and customers.
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
Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staff and outsourcing. Smaller companies generally need to outsource a greater percentage of this effort. Thus, we compete not only with other software suppliers, scientific consulting service providers, and contract research organizations ("CROs"), but also with the in-house development and scientific consulting teams at some of the larger pharmaceutical companies. Our competitors include, but are not limited to, Optibrium, Certara, ICON, Metrum Research Group, Veeva, and WCG.
Based on our technical knowledge and expertise, we believe that we are strategically positioned to offer competitive modeling and simulation consulting services to companies. Our clients seek out our services for multiple reasons including: (i) to acquire scientific, therapeutic-area-related modeling expertise that they do not have in-house, (ii) to address a need for modeling and simulation efforts beyond the capacity of in-house resources, (iii) to fulfill their modeling requirements more efficiently than they could do in-house, and (iv) to utilize our software when they do not have the in-house expertise to do so. We apply our software and assist companies in such areas as MIDD, PKPD, PBPK, and QSP.

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
TRAINING AND TECHNICAL SUPPORT

The acquisition of Pro-ficiency expanded our software and services portfolio to include customer-facing professional development and medical communications capabilities within the clinical trial and commercial space. The adaptive learning/simulation-based training approach delivers bespoke education underpinned by a proprietary software foundation that allows for rapid content development with multi-language and cultural adaptability, with insights derived from learned behavior that highlight performance/execution risk areas and allow them to be addressed before trials or projects begin. The medical communications team delivers a customer-centric approach to supporting sponsors in their endeavors to drive intelligent clinical development, from medical affairs to commercialization, with programming such as advisory boards, focus groups and medical education. These new solutions address the previously untapped clinical research and medical communications markets for Simulations Plus.
Customer training and technical support are important factors in customer satisfaction for our modeling and simulation products, and we believe we are an industry leader in providing strong customer training and technical support in our business areas. We provide in-house seminars at customers’ and potential customers’ sites, as well as at selected universities to train students who will soon be industry scientists. These seminars often serve as initial training in the event the potential customer decides to license or evaluate our software. Technical support is provided after the sale of any software in the form of on-site training (at the customer’s expense), web meetings and telephone, fax, and e-mail assistance to the customers’ users during customers’ license periods.
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
To date, we have developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. In certain instances, these arrangements have required that we pay royalties to third parties; we paid no royalties during the fiscal year ended August 31, 2024. We intend to continue to license or otherwise acquire technology or products from third parties when we believe that it makes business sense to do so.
Our software products are designed and developed by our development teams, which work remotely using collaboration software. Our products and services are delivered electronically.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

We primarily protect our intellectual property through trademarks, copyrights, trade secrets, and through contractual measures. Our intellectual property consists primarily of source code for computer programs, online platforms, and data files for various applications of those programs and platforms for use by pharmaceutical businesses. The expertise of our staff is a considerable asset closely related to intellectual property and attracting and retaining highly qualified scientists and engineers is essential to our business.

CUSTOMERS
Our customers include companies involved in pharmaceuticals, biotechnology, agrotechnology, and cosmetics, as well as universities, hospitals, and government research organizations. We concentrate on serving the needs of our customers in drug discovery, development, clinical trials, post-patent generic formulation development, and post-approval drug commercialization. Our current customer base is highly fragmented, and we did not derive a material portion of our revenues from any single client for the fiscal year ended August 31, 2024.
SEASONALITY
Our revenues exhibit seasonal fluctuations, with the first fiscal quarter (September-November) generally having the lowest revenues for biosimulation software and services, while clinical trial and commercial activity tends to be slow during the last fiscal quarter (June-August). This is due to pharmaceutical industry buying patterns, consulting service slowdowns due to summer vacations in the previous quarter, and lower customer and employee conference attendance in those periods. Revenues for any quarter are not necessarily indicative of revenues for any future period; however, because our pharmaceutical software is licensed on an annual basis, renewals are usually within the same quarter year after year, even though there are certain instances in which the license renewal term may not immediately follow the initial license term, and therefore result in a shift of certain customer revenues to a subsequent quarter.
ENVIRONMENTAL REGULATORY MATTERS
We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that efforts to maintain such compliance will have a material effect on capital expenditures, earnings, or competitive position with respect to any of our operations.
HUMAN CAPITAL
We are committed to our people, and embrace a culture of engagement, empowerment, and equity. Over 98% of our global employees are employed full-time, and more than 68% work within our life sciences software or consulting business units. Given the specialized nature of our business, candidates for our open positions are strategically selected for their unique education and skills. The majority of our employees have advanced degrees, with over 65% of our technical and scientific staff holding doctoral degrees in mathematics, chemistry, biomedical engineering, and/or the pharmaceutical sciences.
As of August 31, 2024, we employed a total of 247 persons, including 243 full-time employees and 4 part-time employees.

We believe that our continued success depends on our ability to continue to attract, hire, and retain qualified personnel. To support the endeavor, we have continued to focus heavily on our total rewards program, which includes components of compensation, health and wellness benefits, training, time off, recognition and support for business travel. Over the past year, the Company was recognized by Comparably as Best Company for Diversity, Best Company for Women, Best Company Culture and a Best Company Compensation awards winner, as determined based on direct feedback from our employees. We had a voluntary turnover rate of less than 4% during fiscal year 2024, further exemplifying our good relations with employees.
Diversity, Equity, and Inclusion

We embrace diversity with the knowledge that it can lead to greater innovation, and in our workplace, we foster inclusion, so all employees feel they are a part of our team with equal access to all opportunities. One of our goals is to always continue expanding our focus on diversity, equity, and inclusion. In terms of gender equity, women currently comprise 48% of our workforce and 47% of our scientific staff. Our ADP Workforce Now platform, allows us to access and better understand trends in our staff and hiring relative to diversity. We regularly track our metrics to ensure we are aligning our recruitment efforts and continue to refine our policies and benefits to be inclusive of all employees. We continue to pay parental leave to all employees for birth or adoption, and have a flexible time off and remote-first work culture that supports the ability to work globally and allows us to hire the best fit for the role regardless of location.
Compensation, Training, and Awareness Programs

We continue to refine career paths for the different functions within our organization. We use these career paths as a basis for promoting employee career development and growth within the organization, as well as in recruiting and hiring new talent. We have implemented a new performance platform within our ADP Workforce Now system that allows for better performance management processes. We plan to use the features to continue to focus on performance, goal tracking, and succession planning as part of our future personnel growth strategies.

This past year, we implemented a training program that allowed all employees access to company-paid technical, leadership or skills training opportunities in an area that they selected with management support. In the coming year, we intend to focus even more training efforts on leadership development. In addition to these recently implemented employee training and development initiatives, we continue to offer an ongoing program of cross-specialty training consisting of presentations by expert modelers from each business unit. These monthly sessions serve to familiarize all business units with the applications and techniques unique to each business unit and, in so doing, create opportunities to find synergies, and cross-selling opportunities, expand the knowledge base across all business units, identify cross-selling opportunities, and build a shared sense of purpose.
Health & Safety

We place a high value on maintaining a clean, safe, and healthy environment for our employees. Our Human Rights Policy confirms our commitment to basic human rights worldwide and our Code of Conduct requires our employees and vendors to work within our established principals of ethics.

The well-being of our employees, whether they are working in our offices or remotely from home offices, is one of our highest priorities. We believe that we are substantially in compliance with all applicable laws, regulations, and standards, and we make every reasonable effort to be attentive and responsive to our employees’ needs. We continue to provide very competitive health and wellness benefits, and each year we host a wellness challenge for all employees with monetary incentives to encourage a healthy and less sedentary lifestyle. We also host regular “coffee breaks” to encourage, even in a remote environment, interacting with colleagues outside of work meetings or topics.

We also consider open and transparent channels of communication to be a critical component of our employee health and wellness program. Toward this end, on a quarterly basis, we hold a company-wide virtual meeting to keep our employees engaged, informed, and apprised of activities occurring at the Company and within each business unit, including quarterly financial results, future goals, and notable milestones.
GOVERNMENT REGULATION
We believe that our operations are substantially in compliance with all applicable laws and regulations and that we hold all necessary permits to operate our business in each jurisdiction in which our facilities are located. Laws and government regulations are subject to change and interpretation. Our pharmaceutical software products and platforms are tools used in research and/or development and are neither approved nor approvable by the FDA or other government agencies.
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
ENVIRONMENTAL, SOCIAL, GOVERNANCE
We are committed to providing consistent and excellent return to our shareholders, all while maintaining a strong sense of good corporate citizenship that places a high value on the welfare of our employees, the communities in which we operate, and the world as a whole. We believe that effectively prioritizing and managing our Environmental, Social, and Governance (“ESG”) factors will help create long-term value for our investors. We also believe that transparently disclosing the goals and relevant metrics related to our ESG programs will allow our stakeholders to be informed about our progress.

The topics covered in this section are identified through third-party ESG reporting frameworks, standards and metrics, such as the Sustainability Accounting Standards Board (“SASB”), and United Nations Sustainable Development Goals ("SDGs"). More information regarding our key ESG programs, goals and commitments, and key metrics can be found on our website and within our 2023 ESG Update, 2022 ESG Update, and 2020 ESG Report.
Our ESG highlights include the following:
Environmental Matters
We participate in recycling programs through local waste management facilities to divert all recyclable materials away from landfills, including but not limited to bottles, cans, plastics, paper, and cardboard. Our electronic waste is sent to approved local e-waste recycling centers. We have a policy of using IT hardware vendors that embrace environmental sustainability. We continue in our commitment to remote work; with most employees working from home, which reduces emissions from commuting to workplaces. As part of our ongoing commitment to environmentally sustainable business operations, we recently consolidated the servers in our U.S. offices into our existing colocation facility to reduce energy usage and our carbon footprint. As a result, our energy usage was reduced by 75% compared to the prior year.

Greenhouse Gas Emission:
Scope:

Scope 1: Scope 1 covers direct greenhouse gas (“GHG”) emissions that occur from sources that are controlled or owned by an organization (e.g., emissions associated with fuel combustion in boilers, furnaces, and vehicles).

Scope 1 is not applicable to our organization as it does not own or control any sources that produce direct GHG emissions.

Scope 2: Guidance standardizes how corporations measure emissions from purchased or acquired electricity, steam, heat, and cooling (called “scope 2 emissions”).

We have identified electricity as our source that produces GHG scope 2 emissions.

Scope 3: Scope 3 encompasses emissions that are not produced by the company itself and are not the result of activities from assets owned or controlled by them, but by those entities with which it engages up and down its value chain. An example of this is when we buy, use, and dispose of products from suppliers. Scope 3 emissions include all sources not within the scope 1 and 2 boundaries.

We believe that we do not produce GHG emissions that fall within Scope 3.
We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings, or competitive position with respect to any of our operations.
Social Impact and Supporting our Communities
Our People
•Our commitment to our people lies in our continued efforts to support and value our most important asset - our employees.
•We conduct an annual employee engagement survey to ensure cultural alignment and success of internal programs and to further support our employees' needs.
•We have a paid parental leave program to support working parents and a recognition system to encourage peer- to-peer and leader-to-employee recognition.
•We also ensure that all our employees have the opportunity to attend in-person employee events to collaborate face-to-face with their colleagues around the globe.

•We continue to provide supplemental benefits to our health benefit offerings, and have increased our focus on physical and mental wellness with all our teams through an online wellness challenge hosted by the Company.
•We continue to engage with our employees and listen to their feedback in order to work toward building a culture of trust, collaboration and transparency.
•We conducted a compensation benchmarking study with an external compensation consultant, and have made efforts to better align our compensation practices with market salary ranges.
Customer Privacy & Data Security
•We value customer privacy, and we endeavor to collect data only to the extent needed to deliver company information, software products, and consulting services. Our website includes a copy of our comprehensive Privacy Notice, which details what and how data are collected, how data are used and stored, and the options for controlling personal data, including opting out, accessing, updating, or deleting it.
•In recognition of the critical importance of data security to our operations, including cybersecurity, data protection, and customer privacy, our leadership team conducts a thorough examination of all elements of data security. Our objective is to ensure the security, confidentiality, and privacy of our systems and information assets, and to follow and be compliant with all applicable laws, regulations, and guidelines, including, but not limited to:
◦U.S. and State data privacy laws
◦The EU’s General Data Protection Regulation (“the EU GDPR”)
◦The U,K Data Protection Act 2018 (the “UK GDPR”)
◦Pharmaceutical Good Practice Quality Guidelines, including FDA 21 CFR Part 11
◦The Sarbanes-Oxley Act
◦The Personal Information Protection Law of the People’s Republic of China ("PIPL")
•Our corporate-level IT department provides consistency, efficiency, and functional IT support across all business units. Our IT department is responsible for centralizing business unit driven data processing, storage, and backup capabilities at each of our geographical locations. Our Quality and Compliance department is also responsible for ensuring that corporate IT policies are aligned and compliant with all applicable regulatory provisions and current best practices.
•We have engaged a third-party consulting firm, VeraSafe, as our Data Protection Officer ("DPO"). The DPO is responsible for ensuring that we have a Personal Data Protection program in place that is compliant with data privacy laws such as the EU GDPR, UK GDPR, China’s PIPL, and data privacy laws enacted at the state level, as applicable to us. Our corporate Personal Data Protection program includes policies, practices, and training directed to protecting personal data.
Business Ethics
•From the Company’s inception, we have placed a strong emphasis on conducting our business with honesty and integrity. High ethical standards are expected of management and employees alike, and we continuously strive to create a corporate culture of honesty, integrity, and trust. Throughout our operations and in our dealings with our stakeholders, we endeavor to engender the confidence that the Company’s conduct is beyond reproach.
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
Governance
•We are committed to ensuring strong corporate governance practices on behalf of our shareholders and other stakeholders. We believe strong corporate governance provides the foundation for financial integrity and shareholder confidence. Our Board of Directors is responsible for the oversight of risks facing the Company, while our management is responsible for the day-to-day management of risk. The Board has three committees: Audit Committee, Compensation Committee, and Nominating & Corporate Governance Committee. The Board, as a whole, directly oversees our strategic and business risk, including risks related to financial reporting, compensation practices, cybersecurity, ESG, and product developments. In addition, all our employees, contractors, and vendors are required to follow our Code of Conduct as a part of our good governance practice. Our Board of Directors is gender and racially diverse and we have appointed a lead independent director. Our ESG steering committee oversees and executes matters related to ESG. More information about our corporate governance features will be included in our Proxy Statement for the 2025 Annual Meeting of Shareholders (the "Proxy Statement"), which we intend to file with the Securities and Exchange Commission within 120 days after August 31, 2024, the close of our fiscal year covered by this Report.
COMPANY WEBSITE
We maintain a corporate website at: www.simulations-plus.com.
The contents of this website, including without limitation any documents, web pages or other information accessible through our website (whether or not referred to in this Report), are not incorporated in or otherwise to be regarded as part of this Report. We file reports with the SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other related filings, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. Our officers and directors also file “Section 16” filings on Form 3, Form 4, and Form 5 with the SEC, which filings are also accessible on our website as soon as reasonably practicable after they are filed with the SEC. In addition, the Securities and Exchange Commission maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.
ITEM 1A – RISK FACTORS

You should carefully consider the risks described below, as well as the other information in this Report, including our financial statements and the related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and/or growth prospects. The risks described below are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical changes, and international operations. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity. The risks described below could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this Report, the information incorporated herein by reference, and those forward-looking statements we may make from time to time. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.
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
The market for our modeling and simulation software products for the life science market is intensely competitive. We currently face competition from other scientific software providers, larger technology and solutions companies, in-house development by our customers and academic and government institutions, and the open-source community. Additionally, our clinical pharmacology business unit often competes for business not only with other clinical research organization, but also with internal discovery and development departments within our larger clients. Some of our competitors and potential competitors have longer operating histories in certain segments of our industry than we do and could have greater financial, technical, marketing, research and development, and other resources. We also face competition from open-source software initiatives, in which developers provide software and intellectual property free over the Internet. In addition, some of our customers spend significant internal resources in order to develop their own software. Moreover, we intend to leverage our scientific informatics platform in order to enable our customers to more effectively utilize the vast amounts of information stored in both their databases and public data sources in order to make informed scientific and business decisions during the research and development process. This strategy could lead to competition from much larger companies that provide general data storage and management software. There can be no assurance that our current or potential competitors will not develop products, services, or technologies that are comparable to, superior to, or render obsolete, the products, services, and technologies we offer. There can be no assurance that our competitors will not adapt more quickly than we to technological advances and customer demands, thereby increasing such competitors’ market share relative to ours. Increased competition could lead to price and other concessions that might adversely affect our operating results. Any material decrease in demand for our technologies or services may have a material adverse effect on our business, financial condition, and results of operations.
We are subject to price pressures in the markets we serve.
The market for modeling and simulation products for the life science industry is intensely competitive. Although the average price of our software licenses has increased or remained relatively constant for fiscal years 2024, 2023, and 2022, we may experience a decline in the future. In response to increased competition and general adverse economic conditions in this market, we may be required to modify our pricing practices. Changes in our pricing model could adversely affect our revenues and earnings.
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

Given the unpredictability of possible changes to the U.S. or foreign tax laws and regulations and their potential interdependency, it is very difficult to predict the cumulative effect of such tax laws and regulations on our results of operations and cash flow, but such laws and regulations (and changes thereto) could adversely impact our financial results.
Contract research services create a risk of liability.

As a clinical research organization (“CRO”), we face a range of potential liabilities including, without limitation, that errors or omissions in reporting of study detail in preclinical studies that may lead to inaccurate reports, which may undermine the usefulness of a study or data from the study, or which may potentially advance studies absent the necessary support or inhibit studies from proceeding to the next level of testing; and risks associated with our possible failure to properly care for our clients’ property, such as data, research models, records, work in progress, or other archived materials.
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
Our success depends to a significant extent on the continued services of our senior management and other members of management. We have employment agreements with our CEO, CFO, and certain of our other members of our leadership team that range from one to three years. If our CEO, CFO, business unit presidents, or other members of senior management do not continue in their present positions, our business may suffer. Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific and technical and managerial personnel. While we have a strong record of employee retention, there is still significant competition for qualified personnel in the software, pharmaceutical, and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner, could harm our business.
If we are not successful in selecting and integrating the businesses and technologies we acquire, or in managing our current and future divestitures, our business may suffer.

Over the years, we have expanded our business through acquisitions. We continue to search to acquire businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions. Even if completed, acquisitions and alliances, involve numerous risks which may include: difficulties in achieving business and continuing financial success; difficulties and expenses incurred in assimilating and integrating operations, services, products, technologies, or pre-existing relationships with our customers, distributors, and suppliers; challenges with developing and operating new businesses, including those which are materially different from our existing businesses and which may require the development or acquisition of new internal capabilities and expertise; challenges of maintaining staffing at the acquired entities, including loss of key employees; potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller(s); the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; diversion of management’s attention from other business concerns; acquisitions that become dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing shareholders; new technologies and products developed by others which cause businesses or assets we acquire to become less valuable; and risks that disagreements or disputes with prior owners of an acquired business, technology, service, or product may result in litigation expenses and dilution of our management’s attention. In the event that an acquired business or technology or an alliance does not meet our expectations, our results of operations may be adversely affected.
Our quarterly and annual operating results fluctuate and may continue to fluctuate in the future, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock. Our results of operations in any quarter or annual period have varied in the past and may vary from quarter to quarter or year to year. Our results of operations are influenced by various factors, many of which are out of our control, including without limitation: changes in the general global economy; the number and scope of ongoing client engagements; the commencement, postponement, delay, progress, completion, or cancellation of client contracts in the quarter; changes in customer budget cycles; the commencement, postponement, delay, progress, completion, or cancellation of client contracts in the quarter; changes in the mix of our products and services; competitive pricing pressures; buying patterns of our clients; the costs and effects of potential acquisitions and integration thereof into or business; the timing of new product releases by us or our competitors; general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers’ access to capital; changes in tax laws, rules, regulations, and tax rates in the locations in which we operate; the financial performance of our investments; and exchange rate fluctuations.
We conduct business outside the U.S., which exposes us to foreign currency exchange rate risk, amongst other risk, and could have a negative impact on our financial results.
We operate on a global basis. As we continue to increase our international operations, our revenues and expenditures in foreign currencies are expected to become more material and subject to greater foreign currency exchange-rate fluctuations. Also, our foreign distributors typically sell our products in local currency, which impacts the price to foreign consumers. Additionally, SLP France's functional currency is the Euro. Future foreign currency exchange rate fluctuations and global credit markets may cause changes in the U.S. dollar value of our purchases or sales and materially affect our revenues, profit margins, and results of operations, when converted to U.S. dollars. Changes in the value of the U.S. dollar relative to other currencies could result in material foreign currency exchange-rate fluctuations and, as a result, our net earnings could be materially adversely affected.
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
Changes in and/or failure to comply with applicable data privacy laws, regulations, and interpretations of such laws and regulations could materially adversely affect our reputation, market position, or our business and financial performance.

The collection, use, disclosure, storage, disposal, protection and other processing of information about individuals, in particular healthcare data and sensitive personal information, is highly regulated in the United States, EU, and other jurisdictions, including but not limited to, under the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and other U.S. privacy, security and breach notification and healthcare information laws; the EU GDPR and its national implementing laws; the UK GDPR, data privacy laws in other countries around the world (e.g., China’s PIPL), as well as data privacy laws in individual states in the U.S. (e.g., the California Consumer Privacy and Protection Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the New York State Personal Privacy Protection Law (“PPPL”) and the New York Privacy Act (“NYPA”)). Although we require our customers who send their clinical data to us for analyses to provide it in de-identified form within the meaning of HIPAA, in certain parts of our business, such as in conjunction with certain services we offer customers, we may process personal information relating to persons who have been, are, and may in the future be involved in clinical trials. The collection, retention, use, disclosure, and other processing of such personal information is governed, by the applicable data privacy and cybersecurity laws.

While we do not consider our service offerings to generally cause us to be considered a covered entity under HIPAA, HIPAA does require the use of standard contract language in contracts with our customers who are covered entities under HIPAA which define our obligations to safeguard the protected health information of patients if provided by our covered-entity customers. We have adopted policies, practices, procedures, and training to safeguard the receipt, maintenance, processing, retention and transmission of such personal information. In addition to the laws specifically passed to regulate the processing of personal information, the Federal Trade Commission (the “FTC”) and many state attorneys may generally interpret federal, state and local consumer protection laws to impose evolving standards for the handling and security of personal information.

As noted above, certain states have also adopted personal data privacy laws. For example, the CCPA, CPRA, PPPL and NYPA impose obligations and restrictions on businesses regarding their collection, use, and sharing of personal information of, as well as defining certain data privacy rights to, California and New York residents, respectively. Such data privacy rights include the right to access or have deleted their personal information that is processed by businesses and the right to opt out of certain sharing or processing of their personal information. Most state data privacy laws also impose monetary penalties for violations of the respective law. The interpretation and application of the new state data privacy laws are still evolving, which provides some uncertainty.

The EU GDPR and the UK GDPR also impose numerous requirements on companies that process personal data of residents from those respective jurisdictions, including requirements relating to processing health and other sensitive personal data, cross-border transfers, notice and consent, and contractual obligations with vendors and service providers who process personal data on behalf of a business. Both the EU GDPR and UK GDPR also provide individuals who are residents with certain data privacy rights with respect to an individual’s personal data processed by a business such as, for example, the right of access, the right to rectification, the right to erasure, the right to restrict processing, and the right to data portability. The EU GDPR permits data protection authorities to impose significant penalties for violations of the EU GDPR including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The UK GDPR provides for similar penalties for violations of the UK GDPR. The interpretation and application of these laws by the judicial systems are still evolving.

Legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EU to the United States. Recently, the EU or UK and the U.S. agreed to a new Data Privacy Framework which will allow businesses to transfer data from the EU to the US in a secure and compliant way. We also currently rely on the standard contractual clauses with our customers to transfer personal data outside the EU to the U.S., among other data transfer mechanisms pursuant to the EU GDPR or the UK GDPR. While the standard contractual clauses and the new Data Privacy Framework have been determined to be adequate personal data transfer mechanism for transfer of personal information from the EU to the U.S. by some regulatory authorities, there remains the possibility that challenges will be raised to the sufficiency of such transfer mechanisms which has created uncertainty.

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
Our success is heavily dependent upon our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, noncompetition, and assignment-of-inventions agreements. The steps we take to protect our intellectual property rights may not be adequate to prevent misappropriation of our technology by third parties or may not be adequate under the laws of some foreign countries, which may not protect our intellectual property rights to the same extent as do the laws of the United States.
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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, and/or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a company, we continually review and evaluate the adequacy of our disclosure controls and procedures and internal controls over financial reporting for deficiencies and improvements.
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

Cash expenditures associated with our recent acquisitions may create certain liquidity and cash flow risks for us.

We incurred significant transaction costs and integration costs in connection with our acquisition of Immunetrics on June 16, 2023 and Pro-ficiency on June 11, 2024. While we expected that the transactions costs would be incurred, there are many factors beyond our control that could affect the total amount of the integration expenses associated with the acquisitions. Moreover, many of the expenses related to the Pro-ficiency acquisition, including integration-related expenses, that will be incurred are, by their nature, difficult to estimate accurately. To the extent the integration expenses are higher than anticipated, we may experience liquidity or cash flow issues.

In addition, pursuant to the Merger Agreement entered into in connection with the Immunetrics acquisition, we agreed to pay the equity holders of Immunetrics up to $1.8 million that was held back at closing and an aggregate of $8.0 million in earnout payments, consisting of two payouts of up to $4.0 million each, if Immunetrics achieves specified financial during the calendar years 2023 and 2024. The Company made the first cash earnout payment, in the aggregate amount of $2.5 million, to the former equity holders and employees of Immunetrics in March 2024. The second earnout payments, if earned, will be payable and the holdback, less any applicable deductions, will be released in early calendar year 2025.

The Pro-ficiency business we acquired may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.

The Pro-ficiency business, which we acquired Company in June 2024, may not perform as we or the market expects. Risks associated with the Pro-ficiency acquisition include, without limitation: (i) integrating businesses is a difficult, expensive, and time-consuming process, and the failure to successfully integrate our businesses with the business of Pro-ficiency in the expected time frame could adversely affect our financial condition and results of operation; (ii) the addition of Pro-ficiency and its subsidiaries has increased the size of our operations, and, if we are not able to manage our expanded operations effectively, our common stock price may be adversely affected; (ii) the extent to which we may realize the expected synergies and cost savings is uncertain at this time; and (iii) the ultimate success of the Pro-ficiency acquisition will also depend upon relationships with third parties and Pro-ficiency’s and our pre-existing customers, which relationships may be affected by customer preferences or public attitudes about the Pro-ficiency acquisition. Any adverse changes in these relationships could adversely affect our business, financial condition, and results of operations.

The obligations and liabilities of Pro-ficiency, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of Pro-ficiency to us.

Pro-ficiency’s obligations and liabilities, some of which may not have been fully disclosed to us, may be greater than we have anticipated. The obligations and liabilities of Pro-ficiency could have a material adverse effect on our business or Pro-ficiency’s value to us or on our business, financial condition, or results of operations. Although $1.0 million of the acquisition consideration was placed in escrow to cover any negative net working capital adjustments (if any) and Pro-ficiency’s indemnification obligations under the Stock Purchase Agreement entered into in connection with the acquisition, such escrowed amount may not be sufficient to cover all claims brought against us or Pro-ficiency in the future in relation to Pro-ficiency’s business or operations. In the event that we are responsible for liabilities substantially in excess of the $1.0 million escrow amount and/or any other amounts recovered through rights to indemnification or alternative remedies that might be available to us, or the $10 million representation and warranty insurance policy we purchased in connection with the acquisition or any applicable insurance, we could suffer consequences that would substantially reduce our earnings and cash flows or otherwise materially and adversely affect our business, financial condition, or results of operations.
Certain Risks Related to Ownership of Our Common Stock

We have discontinued the quarterly dividends on shares of our common stock and do not expect to pay any cash dividends for the foreseeable future.

Our Board of Directors has determined to suspend the quarterly dividends that we have historically paid to holders of our common stock and to use those funds to invest more into our business instead. We do not expect to pay dividends to our stockholders at any time in the foreseeable future. Accordingly, investors must rely on sales of their shares after price appreciation, which may not occur, as the only way to realize any return on their investment.
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
The trading price of our common stock may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to: our operating results; delays in the release of new or enhanced products or services or undetected errors in our products or services may result in increased cost to us, delayed market acceptance of our products, and delayed or lost revenue; announcements of new products or services by us or our competitors; the success of our efforts to acquire or develop additional products and services; the loss of any of our key scientific or management personnel; changes or developments in laws or regulations applicable to our products or services; FDA or other U.S. or foreign regulatory actions affecting us or our industry; consolidation within the pharmaceutical and biotechnology industries leading to fewer potential customers for our products and services; trading volume of our common stock; sales of our common stock by us, our executive officers and directors, or our stockholders in the future; and general economic and market conditions and overall fluctuations in the United States equity markets, including volatility related to the coronavirus outbreak and related health concerns and/or global political instability.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 1C – CYBERSECURITY
We are committed to safeguarding our stakeholders' sensitive information shared in the application of software and services provided by the Company. We believe that our cybersecurity program, risk management and governance reflect our commitment to our stakeholders.
Risk Management and Strategy
We recognize that cybersecurity risks pose a significant threat to our business, customers, and stakeholders, and we have implemented a comprehensive cyber security program to address these risks. We embed security considerations into every aspect of our operations, and our focus encompasses a proactive approach that involves continuous monitoring to swiftly detect and respond to emerging threats to ensure that our stakeholders' information remains secure in the face of evolving cybersecurity challenges. With a foundation grounded in industry best practices, including NIST 800-53, ISO 27001, CIS Top 20, and OWASP Top 10, we prioritize the identification and assessment of risks to create a protective shield around our customers' data. This guides our processes for assessing, identifying, and managing risks related to cybersecurity threats and incidents, as well as ensuring compliance with legal and contractual obligations. Our risk management processes are integrated into our overall business strategy and operations. We use various methods and tools to identify and assess cybersecurity risks across all assets in our technical landscape, such as vulnerability scanning, penetration testing, threat intelligence, risk assessments, and audits from customers.
We maintain robust cybersecurity incident response procedures, which includes escalating incidents to the appropriate level of management and Board of Directors, mitigation, remediation and the assessment of materiality of cybersecurity incidents, or a series of related incidents, that may materially affect or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.
Furthermore, we conduct annual cybersecurity awareness training for our employees in order to provide them with the knowledge necessary to navigate the digital landscape securely. We understand that cybersecurity is not a static concept but a dynamic discipline, and our security and privacy notice reflects this by incorporating internal audits, penetration testing, active vulnerability scanning and a continuous improvement mindset.
As of the date of this Report, we are not aware of any cybersecurity incidents, or a series of related incidents, that have had or are reasonably likely to have a material impact on the Company’s results of operations or financial condition. For more information on our cybersecurity related risks, see Part 1, Item 1A. Risk Factors included elsewhere in this Report.
Governance

We have established a corporate governance structure that provides oversight and guidance for our cybersecurity program. Our Board of Directors (the “Board”) is ultimately responsible for the oversight of the Company’s security program. In the oversight of the program, the Board is focused on cybersecurity risk, including incident response planning, timely identification and assessment of incidents, incident recovery and business continuity considerations.

We have engaged a third party consulting firm, VeraSafe, as our DPO. The DPO is responsible for ensuring that we have a Personal Data Protection program in place that is compliant with data privacy laws such as the EU GDPR, UK GDPR, China’s PIPL, and data privacy laws enacted at the state level, as applicable to us. Our corporate Personal Data Protection program includes policies, practices, and training directed to protecting personal data.
We have defined roles and responsibilities for the management of cybersecurity risks, including specific executive-level and management-level positions or committees. Our security program is overseen by our VP of Information Technology, supported by corporate leadership from legal and finance. Our VP of Information Technology and the support team is accountable for the program. Our function and business unit executive leadership, acting in support of the VP of Information Technology and the Board, is responsible for ensuring organizational compliance with data protection regulations and controls across the organization. Our VP of Information Technology and Data Privacy Officer, are responsible for the design, implementation, and monitoring of the security and privacy policies, standards, procedures, and controls that govern our information systems and data processing activities.

Our VP of Information Technology and support team also have a reporting responsibility to the executive leadership and the Board. They coordinate the response and remediation of cybersecurity incidents and data breaches and report on the status and effectiveness of the security and privacy program to the Board and other stakeholders on an as needed basis. The Board receives regular reports from management on our cybersecurity program, risks and activity.
We have established processes to ensure that management is informed about and monitors cybersecurity incident prevention, detection, mitigation, and remediation. These processes include regular reporting, escalation, and communication protocols, as well as periodic reviews and audits of the security and privacy program.
ITEM 2 – PROPERTIES
Our corporate headquarters are located in Lancaster, California. We maintain various additional office locations in the United States and Paris, France. Our employees predominantly work remotely, in an effort to minimize our carbon footprint and cost structure, while supporting our talent retention and recruitment strategy. We do not believe that any of the physical properties that we lease are material to our business.

ITEM 3 – LEGAL PROCEEDINGS
We may become subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business. Management believes that there is no pending or threatened litigation to which the Company and any of its subsidiaries, or any of the Company or its subsidiaries’ properties, is the subject of or party to, which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition and/or cash flows.
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
Holders
As of October 18, 2024, there were 37 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers, and other financial institutions.
Dividends

On July 2, 2024, our Board of Directors declared a quarterly cash dividend of $0.06 per share to our shareholders. The dividend, with a dividend rate of $0.06 per share and an aggregate of approximately $1.2 million, was distributed on August 5, 2024 to the approximately 20 million shareholders of record as of July 29, 2024.

Our Board of Directors has determined to discontinue the quarterly cash dividend historically paid by the Company, and to reallocate these funds to our capital allocation strategy for investing in growth initiatives that are intended to generate long-term shareholder value. We do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, and current and anticipated cash needs. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Refer to Note 6 – Shareholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Report) for further details regarding dividends.
Equity Compensation Plan Information

The following table provides information as of August 31, 2024, regarding our equity compensation plans:

(in thousands, except weighted-average amounts)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Column reference	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,906	$37.64	1,234
Equity compensation plans not approved by security holders	—	$—	—
Total	1,906	$37.64	1,234
Shareholder Return Performance Graph

The following graph compares the cumulative total stockholder return on Simulations-Plus, Inc. (SLP) common stock with the cumulative total return for the same period of SLP's Peer Groups (old and new). The graph assumes the investment of $100 as of August 31, 2019 and through August 31, 2024, assuming reinvestment of dividends. The historical information set forth below is not necessarily indicative of future performance. In connection with filing this Report, the Company reassessed its peer group and determined that the companies included in the S&P Small Cap 600 (“S&P Small Cap 600-New”) and the S&P 600 Health Care Technology Industry Index (“SP600-351030-New”) more closely match our Company characteristics than the peer group the Company has previously included in its annual reports on Form 10-K, including companies listed on the Nasdaq Composite Total Returns (“NASDAQ-Old”), the Russell 3000 index (“Russell 3000-Old”), and SP600 Health Care Equipment & Service Industry Group Index (“SP600-3510-Old”). This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS
FISCAL YEARS ENDED AUGUST 31,
SLP
S&P Small Cap 600-New
SP600-Health Care Technology Index-New
NASDAQ-Old
Russell 3000-Old
SP600-3510-Old
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
During the fiscal year ended August 31, 2024, there were no other unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.
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

The Company did not repurchase any shares of its common stock under its authorized repurchase program, or otherwise, during the fiscal year ended August 31, 2024.
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

Management Overview
Fiscal Year 2024 Financial Highlights:
•Consolidated revenues increased by $10.4 million, or 18%, to $70.0 million for the fiscal year ended August 31, 2024, compared to $59.6 million for the fiscal year ended August 31, 2023
•Consolidated gross profit decreased by $4.8 million, or 10%, to $43.2 million for the fiscal year ended August 31, 2024, compared to $47.9 million for the fiscal year ended August 31, 2023
•Income from operations decreased by $2.6 million, or 30%, to $6.1 million for the fiscal year ended August 31, 2024, from $8.7 million for the fiscal year ended August 31, 2023
•Net income remained unchanged at $10.0 million for the fiscal year ended August 31, 2024, compared to $10.0 million for the fiscal year ended August 31, 2023
•Diluted earnings per share remained unchanged at $0.49 for the fiscal year ended August 31, 2024, compared to $0.49 for the fiscal year ended August 31, 2023
Strategy Going Forward:
•Continue to invest in research and development to enhance and expand our scientific product functionality and service capabilities
•Continue to pursue customer collaborations to support expansion of our products and services portfolio
•Continue our aggressive marketing campaigns to open new market opportunities
•Continue to expand our sales and marketing staff and distributor channels
•Continue to recruit and retain exceptional scientific staff to support our product and services innovation
•Continue to seek strategic acquisitions that complement our existing solutions portfolio and expand our markets
Fiscal year 2024 was a successful year for the Company on several fronts. We enhanced our leadership in modeling and simulation with the release of new technology. We expanded our collaborations with industry and regulatory leaders. We executed on our strategy to expand our business and market opportunity through acquisitions. We also grew our scientific staff through excellent retention and recruiting efforts. We believe the continued growth of our software and services business is the result of steadily increasing adoption and awareness of the value of simulation and modeling software tools across the pharmaceutical industry, the continuing push by regulatory agencies for increased use of modeling and simulation, and the expertise we offer as consultants to assist companies involved in the research and development of new medicines. We continue to be a leader in the fast-growing global biosimulation market.
Acquisitions
Immunetrics
On June 16, 2023, the Company completed the acquisition of Immunetrics for an estimated consideration of $15.3 million. The Company made the first cash earnout payment issuable pursuant to the Merger Agreement entered into in connection with the Immunetrics acquisition, in the aggregate amount of $2.5 million, to the former equity holders and employees of Immunetrics in 2023. The Company has a remaining earnout obligation related to the Immunetrics acquisition for up to $5.5 million, as well as $1.8 million holdback liability, which are expected to be paid out and released, to the extent earned and less any applicable deductions, in early calendar year 2025.
Pro-ficiency

On June 11, 2024, the Company entered into a Stock Purchase Agreement, pursuant to which it acquired Pro-ficiency for an estimated consideration of $100.2 million. At closing, an aggregate of $1.0 of the purchase price was placed in escrow to fund payment obligations of the sellers with respect to post-closing purchase price adjustments and post-closing indemnification obligations of the sellers. The primary purpose of this acquisition was to bring together two businesses, each with complementary expertise and services that are grounded in science and focused on applying advanced technologies like AI to enhance actionable data analytics.
Results of Operations
Comparison of fiscal years 2024 and 2023

(in thousands)	Years ended		% of Revenue
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023	$ Change	% Change
Revenue	$70,013	$59,577	100%	100%	$10,436	18%
Cost of revenue	26,862	11,630	38%	20%	15,232	131%
Gross profit	43,151	47,947	62%	80%	(4,796)	(10)%
Research and development	5,754	4,504	8%	8%	1,250	28%
Sales and marketing	8,915	6,558	13%	11%	2,357	36%
General and administrative	22,351	28,160	32%	47%	(5,809)	(21)%
Total operating expenses	37,020	39,222	53%	66%	(2,202)	(6)%
Income from operations	6,131	8,725	9%	15%	(2,594)	(30)%
Other income, net	6,280	2,970	9%	5%	3,310	111%
Income before income taxes	12,411	11,695	18%	20%	716	6%
Provision for income taxes	(2,457)	(1,734)	(4)%	(3)%	(723)	42%
Net income	$9,954	$9,961	14%	17%	$(7)	—%
Revenues
Revenues increased by $10.4 million, or 18%, to $70.0 million for the fiscal year ended August 31, 2024, compared to $59.6 million for the fiscal year ended August 31, 2023. This increase is due to an increase of $4.5 million, or 12%, in software-related revenue primarily driven by higher revenues from Monolix™ of $1.3 million, higher revenues from GastroPlus® of $1.0 million, higher revenues from QSP of $0.5 million, higher revenues from ADMET Predictor® of $0.4 million, and incremental revenues from ALI of $1.1 million. $5.9 million, or 26%, of the overall increase in revenues is due to an increase in service-related revenues, primarily driven by higher revenues from QSP services of $3.2 million, higher revenues from CPP services of $2.0 million, offset by lower revenues from PBPK services of $0.4 million.
Cost of revenues
Cost of revenues increased by $15.2 million, or 131%, for the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023. This corresponds to an 18% increase in cost of revenue as a percentage of revenue. $6.8 million of the increase in cost of revenues is due to the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings. As part of this reorganization, we evaluated our departmental structure with a focus on continuing to improve operational performance and profitability while providing our investors improved visibility to our progress. Accordingly, we moved all services personnel into cost of revenues departments, moved all research and development personnel into research and development expense departments, moved all sales and marketing personnel into sales and marketing expense departments, and moved all general and administrative personnel into general and administrative (“G&A”) expense departments. These movements completed the final step toward consolidating the Company from the various acquired company divisions to a company-wide business unit structure. $6.8 million of the increase in cost of revenues corresponds to a $6.8 million decrease in G&A expenses discussed below from the reorganization reclassification. $3.0 million of the increase in cost of revenues is due to the acquisition of Pro-ficiency. $1.6 million of the increase in cost of revenues is due to a full year's recognition of expenses associated with the acquisition of Immunetrics in June 2023. $2.8 million of the increase is due to compensation-related increases, primarily attributable to the addition of scientific headcount as well as general annual salary adjustments for existing employees.

Gross profit
Gross profit decreased by $4.8 million, or 10%, to $43.2 million for the fiscal year ended August 31, 2024, compared to $47.9 million for the fiscal year ended August 31, 2023. The decrease in gross profit is primarily due to a decrease in gross profit for our services business of $6.5 million, or 43%, primarily resulting from the reorganization of our internal structure as well as additional services headcount from the Pro-ficiency acquisition, partially offset by an increase in gross profit for our software business of $1.7 million, or 5%, reflecting the strong revenue growth and operating leverage of our software business.
Overall gross margin percentage was 62% and 80% for the fiscal year ended August 31, 2024, and 2023, respectively.
Research and development
We incurred $9.0 million of R&D costs during the fiscal year ended August 31, 2024. Of this amount, $3.2 million was capitalized as a part of capitalized software development costs and $5.8 million was expensed. We incurred $7.8 million of research and development costs during the fiscal year ended August 31, 2023. Of this amount, $3.3 million was capitalized and $4.5 million was expensed. R&D spend increased by $1.2 million, or 16%, for the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023. The increase is mainly due to an increase of $0.5 million from the acquisition of Immunetrics, and an increase of $0.3 million from the acquisition of Proficiency. R&D spend as a percentage of revenue is consistent at 13% for both periods.
Sales and marketing expenses
Sales and marketing expenses increased by $2.4 million, or 36%, to $8.9 million for the fiscal year ended August 31, 2024, compared to $6.6 million for the fiscal year ended August 31, 2023. This corresponds to a 2% increase in sales and marketing expense as a percentage of revenue. The increase was primarily due to an increase of $0.9 million of compensation-related increases driven by an increase in stock compensation expense of $0.3 million, the addition to our team of a Chief Revenue Officer, sales commissions on the strong revenue growth year over year, and general annual salary adjustments for existing employees. Additionally, the acquisitions of Pro-ficiency and Immunetrics, increased sales and marketing expenses by $0.6 million and $0.3 million, respectively.
General, and administrative expenses
G&A expenses decreased $5.8 million, or 21%, to $22.4 million for the fiscal year ended August 31, 2024, compared to $28.2 million for the fiscal year ended August 31, 2023. This corresponds to 15% decrease in G&A expense as a percentage of revenue. The decrease is primarily driven by a $6.8 million shift from G&A expense to cost of revenues, as referenced above, due to the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings and a decrease of $1.1 million in mergers and acquisition expense, offset by an increase of $0.7 million from the acquisition of Pro-ficiency, an increase of $0.5 million from the acquisition of Immunetrics, an increase of $1.0 million in compensation costs due to general annual salary adjustments for existing employees, an increase in professional fees of $0.3 million, an increase in software license costs of $0.2 million, and an increase in amortization of internal-use software of $0.1 million.
Other income
Total other income was $6.3 million for the fiscal year ended August 31, 2024, compared to total other income of $3.0 million for the fiscal year ended August 31, 2023. The increase is primarily due to a decrease of $2.3 million in the fair value of the earnout liability related to the Immunetrics acquisition. The decrease in the fair value of the earnout liability is attributable to a partial earnout attainment for the first earnout measurement period and more modest revenue projections for the second earnout measurement period. The earnout target for the first measurement period was $4.0 million, however, based on revenue attainment, we only paid $2.5 million in March 2024 for the first earnout measurement period. As a result of the partial attainment, there is a catch-up opportunity for the second measurement period's earnout payment to increase from the target of $4.0 million to $5.5 million. Additionally, part of the increase is due to a foreign currency exchange gain of $0.4 million for the fiscal year ended August 31, 2024 compared to a foreign currency exchange loss of $0.5 million for the fiscal year ended August 31, 2023, and an increase in interest income of $0.2 million from our investments in debt securities driven by an increase in interest rates.
Provision for income taxes

The provision for income taxes was $2.5 million for the fiscal year ended August 31, 2024, compared to $1.7 million for the fiscal year ended August 31, 2023. Our effective tax rate increased to 20% for the fiscal year ended August 31, 2024 from 15% for the fiscal year ended August 31, 2023 primarily due to a larger return to provision adjustment in the fiscal year ended August 31, 2023 which lowered the effective tax rate in that year. This effect was partially offset by lower state income taxes during the fiscal year ended August 31, 2024.
Comparison of fiscal years 2023 and 2022

(in thousands)	Years ended		% of Revenue
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022	$ Change	% Change
Revenue	$59,577	$53,906	100%	100%	$5,671	11%
Cost of revenue	11,630	10,822	20%	20%	808	7%
Gross profit	47,947	43,084	80%	80%	4,863	11%
Research and development	4,504	3,208	8%	6%	1,296	40%
Sales and marketing	6,558	4,879	11%	9%	1,679	34%
General and administrative	28,160	20,086	47%	37%	8,074	40%
Total operating expenses	39,222	28,173	66%	52%	11,049	39%
Income from operations	8,725	14,911	15%	28%	(6,186)	(41)%
Other income, net	2,970	204	5%	—%	2,766	1,356%
Income before income taxes	11,695	15,115	20%	28%	(3,420)	(23)%
Provision for income taxes	(1,734)	(2,632)	(3)%	(5)%	898	(34)%
Net income	$9,961	$12,483	17%	23%	$(2,522)	(20)%
Revenues
Revenues increased by $5.7 million, or 11%, to $59.6 million for the fiscal year ended August 31, 2023, compared to $53.9 million for the fiscal year ended August 31, 2022. This increase is primarily due to an increase of $3.9 million, or 12% in software-related revenue driven by timing of the software license renewals and foreign currency exchange rate fluctuations when comparing the fiscal years ended August 31, 2023, and 2022 and a $1.8 million, or 8%, increase in service-related revenue driven by addition of Immunetrics services revenue.
Cost of revenues
Cost of revenues increased by $0.8 million, or 7%, for the fiscal year ended August 31, 2023, compared to the fiscal year ended August 31, 2022. The increase is primarily due to an increase of $0.6 million, or 19%, in software-related cost of revenue and an increase of $0.2 million, or 3%, in service-related cost of revenue driven by addition of Immunetrics services cost when compared to the fiscal year ended August 31, 2022.
Gross profit
Gross profit increased by $4.9 million, or 11%, to $47.9 million for the fiscal year ended August 31, 2023, compared to $43.1 million, for the fiscal year ended August 31, 2022. The increase in gross profit is primarily due to an increase in gross profit for our software business of $3.3 million, or 11%, and an increase in gross profit for our services business of $1.6 million, or 12%.
Overall gross margin percentage was 80% and 80% for the fiscal years ended August 31, 2023, and 2022, respectively.
Research and development

We incurred $7.8 million of research and development costs during fiscal year ended August 31, 2023. Of this amount, $3.3 million was capitalized as a part of capitalized software development costs and $4.5 million was expensed. We incurred $6.4 million of research and development costs during fiscal year ended August 31, 2022. Of this amount, $3.2 million was capitalized and $3.2 million was expensed. The overall increase in research and development costs is primarily due to development of the newest version of our MonolixSuite product, version 2023R1, which was released on February 28, 2023, the development of the newest version of our GastroPlus product, version X (“GPX®”), and the development of the newest version of our ADMET Predictor®, version 11, with significant enhancements to the AIDD module; as well as an increase in personnel costs from market compensation adjustments following the Company’s engagement during fiscal year 2022 of an external consulting firm, Arthur J. Gallagher & Co., to complete a full market study on the compensation payable to our employees compared to those of our “peers”. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for all our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent.
Sales and marketing expenses
Sales and marketing expenses increased by $1.6 million, or 34%, to $6.6 million for the fiscal year ended August 31, 2023, compared to $4.9 million for the fiscal year ended August 31, 2022. This corresponds to a 2% increase in sales and marketing expense as a percentage of revenue. This increase was primarily due to a $1.7 million increase in employee and labor-related expenses from a 11% headcount increase to meet the robust and growing demand for our services, as well as market compensation adjustments following the Company’s engagement during fiscal year 2022 of an external consulting firm, Arthur J. Gallagher & Co., to complete a full market study on the compensation payable to our employees compared to those of our “peers”. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for all our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent. The $1.7 million increase in personnel costs includes an increase in base salaries of $0.9 million, an increase in stock compensation of $0.5 million, and an increase in accrued bonuses of $0.2 million.
General and administrative expenses
G&A expenses increased by $8.1 million, or 40%, to $28.2 million for the fiscal year ended August 31, 2023, compared to $20.1 million for the fiscal year ended August 31, 2022. This corresponds to a 10% increase in G&A expense as a percentage of revenue. This increase was primarily due to a $3.8 million increase in employee and labor-related expenses from a 11% headcount increase to meet the robust and growing demand for our services, as well as market compensation adjustments following the Company’s engagement of an external consulting firm, Arthur J. Gallagher & Co., during fiscal year 2022 to complete a full market study on the compensation payable to our employees compared to those of our “peers”. The Company rebuilt its career grading system based on the results of the compensation study to ensure competitive and equitable pay for our employees across the organization in base salary, cash bonus, and stock option grants. We believe that the market study and resulting compensation adjustments were necessary in light of the highly competitive employment market to attract and retain superior talent. The $3.8 million increase in personnel costs includes an increase in base salaries of $0.7 million, an increase in accrued bonuses of $1.0 million, an increase in stock compensation of $1.1 million, and an increase in employee benefits of $0.4 million.
Additionally, the overall increase in G&A expenses is due to an increase in one-time charges such as merger and acquisition costs of $3.0 million, including a $1.6 million bonus compensation charge for Immunetrics employees, and an impairment charge of $0.5 million for the Cognigen trade name due to management strategy to no longer use the Cognigen trade name. In addition, G&A also increased due to an increase in director compensation of $0.2 million, an increase in accounting and tax fees of $0.2 million, and an increase of $0.1 million due to the newly required excise tax on share repurchases completed during fiscal year 2023.
Other income
Total other income was $3.0 million for the fiscal year ended August 31, 2023, compared to total other income of $0.2 for the fiscal year ended August 31, 2022. The increase is primarily due to an increase in interest income of $3.4 million driven by an increase in interest rates, partially offset by the change in the fair value of contingent consideration of $0.4 million mainly driven by increase in the fair value of contingent consideration by $0.7 million for the Immunetrics earnout, when compared to $0.2 million for the fiscal year ended August 31, 2022.
Provision for income taxes

The provision for income taxes was $1.7 million for the fiscal year ended August 31, 2023, compared to $2.6 million for the fiscal year ended August 31, 2022. Our effective tax rate decreased to 15% mainly due to favorable foreign income tax rates for the fiscal year ended August 31, 2023, when compared to 17% for the fiscal year ended August 31, 2022.
Liquidity and Capital Resources

Our principal sources of capital have been a follow-on public offering in August 2020 for $107.7 million and cash flows from our operations. We have achieved continuous positive operating cash flow over the last fourteen fiscal years. We expect existing cash, cash equivalents, short-term investments, cash generated by ongoing operations, and working capital, will be sufficient to fund our operating activities and cash commitments for investing and financing activities, and material capital expenditures, for the next 12 months and beyond.

We continue to seek opportunities for strategic acquisitions, investments and partnerships. If one or more strategic opportunities are identified, a substantial portion of our cash reserves may be required to complete it. If we identify an attractive strategic opportunity that would require more cash to complete than we are willing or able to use from our cash reserves, we may consider financing options to complete the transaction, including obtaining loans or selling our securities. Additionally, our quest for strategic opportunities could result in a significant change to our liquidity position and/or our results of operations if any such opportunities are completed.

Except as discussed elsewhere in this Report, we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets.
Cash, Cash Equivalents, and Investments
At August 31, 2024, the Company had $10.3 million in cash and cash equivalents, $9.9 million in short-term investments, and working capital of $27.3 million. Short-term investments consist of highly liquid investment-grade fixed-income securities, diversified among industries and issuers. The investments are U.S. dollar-denominated securities. Our fixed-income investments are exposed to interest rate risk and credit risk. The settlement risk related to these investments is insignificant, given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities and can readily be converted to cash when needed.
Restricted cash that was included within cash and cash equivalents as presented within our consolidated balance sheets as of August 31, 2024 and our consolidated statements of cash flows for the fiscal year ended August 31, 2024 was $0.1 million. The Company determined this to be immaterial. The restriction required us to maintain a minimum cash deposit in the Pro-ficiency bank account to collateralize an outstanding corporate credit card balance. The associated corporate credit card program was terminated as part of the integration of Pro-ficiency and the cash restriction was removed as of October 4, 2024.
Cash Flows
Operating Activities
Net cash provided by operating activities was $13.3 million for the fiscal year ended August 31, 2024. Our operating cash flows resulted in part from our net income of $10.0 million, which was generated by cash received from our customers, offset by cash payments we made to third parties for their services and employee compensation. In addition, $4.2 million related to changes in balances of operating assets and liabilities was subtracted from net income and $7.6 million related to non-cash charges was added to net income to reconcile to cash flow from operations.
Net cash provided by operating activities was $21.9 million for the fiscal year ended August 31, 2023. Our operating cash flows resulted primarily from our net income of $10.0 million. In addition, $5.1 million related to changes in balances of operating assets and liabilities was added to net income and $6.8 million related to noncash charges was added to net income to reconcile to cash flow from operations.
Net cash provided by operating activities decreased by $8.5 million during the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023. This decrease was driven by working capital changes.
Investing Activities

Net cash used in investing activities during the fiscal year ended August 31, 2024, was $54.0 million, primarily due to the acquisition of Pro-ficiency of $98.8 million, purchase of short-term investments of $67.2 million and computer software development costs of $3.2 million, offset by proceeds from maturities of short-term investments of $71.1 million, and proceeds from sales of investments of $45.2 million.
Net cash provided by investing activities during the fiscal year ended August 31, 2023, was $7.4 million, primarily due to the proceeds from maturities of short-term investments of $114.9 million, offset by purchase of short-term investments of $95.0 million, acquisition of Immunetrics of $8.2 million, and computer software development costs of $3.2 million.

Financing Activities

Net cash used in financing activities during the fiscal year ended August 31, 2024, was $6.6 million, primarily due to dividend payments totaling $4.8 million and the first cash earnout payments in the aggregate amount of $2.5 million to the former equity holders and employees of Immunetrics, partially offset by proceeds from the exercise of stock options totaling $0.7 million.

Net cash used in financing activities during fiscal year ended August 31, 2023, was $23.2 million, primarily due to share repurchases of $20.0 million and dividend payments totaling $4.8 million, offset by proceeds from the exercise of stock options totaling $1.5 million.

Pro-ficiency Acquisition

On June 11, 2024, the Company entered into a Stock Purchase Agreement, by and among the Company, Pro-ficiency, each of the stockholders of Pro-ficiency (collectively, the “Sellers”) and WRYP Stockholders Services, LLC, solely in its capacity as the Sellers’ Representative (the “Purchase Agreement”). Pursuant to the Purchase Agreement, at closing on June 11, 2024 (the “Closing”), the Company purchased 100% of the issued and outstanding capital stock of Pro-ficiency (the “Acquisition”) from the Sellers for an aggregate purchase price of $100 million in cash, subject to post-closing adjustments for net working capital, closing cash, indebtedness, and transaction expenses (collectively, the “Purchase Price”). An aggregate of $1 million of the Purchase Price was placed in escrow to fund payment obligations of the Sellers with respect to post-Closing Purchase Price adjustments and post-Closing indemnification obligations of the Sellers, and another portion of the Purchase Price was deposited into an account to reimburse the Seller Representative for any fees and expenses incurred by the Seller Representative in performing its duties under the Purchase Agreement as the representative of the Sellers. As a result of the Acquisition, at Closing, Pro-ficiency became a wholly-owned subsidiary of the Company.

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

In connection with the Acquisition, the Company obtained a customary buyer’s representation and warranty insurance policy (the “R&W Insurance Policy”) providing for up to $10 million in coverage in the case of breaches of representations and warranties of the Sellers and Pro-ficiency contained in the Purchase Agreement, subject to certain exclusions and an initial $0.5 million retention. The Company, on the one hand, and the Sellers, on the other hand, each bore one-half of the cost of obtaining the R&W Insurance Policy.

Immunetrics Acquisition
The Company has a remaining obligation for the Immunetrics acquisition for up to $5.5 million and $1.8 million hold back liability which are expected to be paid out and released, to the extent earned and less any applicable deductions, in early calendar year 2025.
Dividends

Refer to Note 6 – Shareholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Report) for details regarding dividends. As discussed elsewhere in this Report, our Board of Directors has determined to discontinue the Company’s quarterly cash dividend after the dividend distribution on August 5, 2024, and reallocate these funds to our capital allocation strategy for investing in growth initiatives that are intended to generate long-term shareholder value. We do not expect to pay dividends to our stockholders at any time in the foreseeable future. Anyone considering investing in our stock should not rely on such investment to provide dividend income.
Share Repurchases
For the fiscal year ended August 31, 2024, we did not repurchase any shares of Company stock and for the fiscal year ending August 31, 2023, we repurchased 492,041 shares of Company common stock through our share repurchase program. All repurchases were made using cash resources. As of August 31, 2024, $30 million remains available for additional repurchases under our authorized repurchase program. However, we are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of further share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The share repurchase program has no expiration date but may be terminated at any time at our Board of Directors’ discretion.
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

Revenue Recognition

We generate revenue primarily from the sale of software licenses, software and providing consulting services to the pharmaceutical industry for drug development.

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

Capitalized Computer Software Development Costs

Software development costs are capitalized in accordance with ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $3.3 million, $3.3 million, and $3.2 million for the fiscal years ended August 31, 2024, 2023, and 2022, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products, not to exceed five years. Amortization of software development costs amounted to $2.1 million, $1.5 million, and $1.2 million, respectively for the fiscal years ended August 31, 2024, 2023, and 2022, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of August 31, 2024, after completion of the Company's internal reorganization, the Company determined that it had six reporting units: CHEM, PBPK, QSP, CPP, MC, and ALI.

As of August 31, 2024, the entire balance of goodwill was attributed to four of the Company's reporting units, CPP, QSP, ALI, and MC. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. As of August 31, 2023, we recognized $0.5 million of impairment charge for the Cognigen trade name, as management determined we will no longer use the Cognigen trade name. Management determined that this impairment is immaterial and has no bearing on any other intangible assets including goodwill. No impairment losses were recorded during the fiscal years ended August 31, 2024, and 2022, respectively.

Business Acquisitions

The Company accounted for the acquisitions of Cognigen, DILIsym, Lixoft, Immunetrics, and Pro-ficiency using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted-average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation costs include the estimated grant-date fair value of awards amortized over the options’ vesting period. Stock-based compensation costs, not including shares issued to directors for services, was $6.0 million, $4.3 million, and $2.7 million, for the fiscal years ending August 31, 2024, 2023, and 2022, respectively.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 2024, and 2023, we had cash and cash equivalents of $10.3 million and $57.5 million, respectively. We hold available-for-sale short-term investments that are exposed to market risk related to changes in interest rates, which could affect the value of our assets and liabilities. We do not hold any trading and/or held-to-maturity securities. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market-rate risk.
In the years ended August 31, 2024, 2023, and 2022, we sold $7.1 million, $7.3 million, and $6.7 million, respectively, of software licenses through representatives in certain European and Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the Euro, Yen, and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables is subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. SLP France (f/k/a Lixoft), our French subsidiary, mainly sells in U.S. dollars and Euros and uses the Euro as the functional currency. As such, we are subject to currency translation and exchange rate changes. We do not hedge currencies or enter into derivative contracts.
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
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management assessed our internal control over financial reporting as of August 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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

ITEM 9B – OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the quarter ended August 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
John DiBella (1)	Business Unit President	Adoption	07/24/2024	10/25/2025	69,689
Jill-Fiedler-Kelly (2)	Business Unit President	Adoption	08/08/2024	10/25/2025	20,000
Brett Howell (3)	Business Unit President	Termination	01/09/2023	07/31/2024	28,875
John Paglia (4)	Director	Termination	08/09/2023	07/31/2024	13,000

(1) On July 24, 2024, John DiBella, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1, which provides for (i) the potential exercise of vested stock options and the associated sale of up to 26,889 shares of Company common stock underlying such options, and (ii) the potential sale of up to an additional 42,800 shares of Company common stock. The plan expires on October 25, 2025, or upon the earlier completion of all authorized transactions under the plan.

(2) On July 24, 2024, Jill Fiedler-Kelly, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1, which provides for the potential exercise of vested stock options and the associated sale of up to 20,000 shares of Company common stock underlying such options. The plan expires on October 25, 2025, or upon the earlier completion of all authorized transactions under the plan.

(3) On July 31, 2024, the pre-arranged stock trading plan pursuant to Rule 10b5-1, adopted by Brett Howell on January 9, 2023, automatically terminated pursuant to its terms. The expired plan provided for the potential sale of up to 28,875 shares of Company common stock until July 31, 2024.

(4) On July 31, 2024, the pre-arranged stock trading plan pursuant to Rule 10b5-1, adopted by John Paglia on August 9, 2023, automatically terminated pursuant to its terms. The expired plan provided for (i) the potential exercise of vested stock options and the associated sale of up to 11,000 shares of Company common stock underlying such options, and (ii) the potential sale of up to an additional 2,000 shares of Company common stock until July 31, 2024.

Other than those disclosed above, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Please refer to the information included in Part II, Item 5 under the heading “Repurchases” for information regarding the Company’s effective share repurchase program.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report (the “Proxy Statement”).

We have adopted a Code of Conduct (the "code of conduct") that applies to each of our directors and employees, including our principal executive officer, principal financial officer, controller, and all other employees performing similar functions. The code of conduct is publicly available on our website in the “Investors” section of our corporate website at www.simulations-plus.com under “Investors – Shareholder Information.” If we make any substantive amendments to the code of conduct or grant any waiver, including any implicit waiver, from a provision of the code of conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.
ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Proxy Statement.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Proxy Statement.
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Rose, Snyder & Jacobs LLP, Encino, CA, Auditor Firm ID: 468.
The information required by this item is incorporated by reference to the Proxy Statement.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION
2.1^
Agreement and Plan of Merger, dated July 23, 2014, by and among the Company, Cognigen Corporation and the other parties thereto, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A filed November 18, 2014.

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
2.4^
Agreement and Plan of Merger, dated June 16, 2023, by and among Simulations Plus, Inc., Insight Merger Sub, Inc., Immunetrics, Inc. and LaunchCyte LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed June 20, 2023.

2.5^+
Stock Purchase Agreement, by and among the Company, Pro-ficiency Holdings, Inc. (“Pro-ficiency”), each of the stockholders of Pro-ficiency (collectively, the “Sellers”) and WRYP Stockholders Services, LLC, solely in its capacity as the Sellers’ Representative, dated June 11, 2024, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed June 12, 2024.

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

4.1	Form of Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed March 25, 1997.
4.2	Share Exchange Agreement, incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-6680) filed March 25, 1997.
4.3	Description of Securities, incorporated by reference to Exhibit 4.1 to the Company’s 10-K filed October 27, 2023.
10.1(†)	The Company’s 2007 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed April 9, 2014.
10.2
Second Amendment to Lease by and between the Company and Crest Development LLC, dated as of May 1, 2016, incorporated by reference to Exhibit 10.4(d) to the Company’s Form 10-K filed November 14, 2016.

10.3	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 10, 2016.
10.4(†)	2017 Equity Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A Proxy Statement filed December 29, 2016.
10.5	Third Amendment to Lease by and between the Company and Crest Development LLC, dated as of December 28, 2020 incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 4, 2021..
10.6(†)	Simulation Plus, Inc. 2021 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 8, 2021.
10.7^
Confirmation for Fixed Dollar Accelerated Share Repurchase Transaction, dated as of January 11, 2023, by and between Simulations Plus, Inc. and Morgan Stanley & Co. LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 12, 2023.

10.8	First Amendment to 2021 Equity Incentive Plan of Simulations Plus, Inc., dated February 9, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 13, 2023.
10.9	Fourth Amendment to Lease by and between the Company and Crest Development LLC, dated as of February 17, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed April 7, 2023.
10.10^
Earnout Agreement by and among Simulations Plus, Inc., Insight Merger Sub, Inc., Immunetrics, Inc. and LaunchCyte LLC, dated June 16, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 20, 2023.

10.11(†)
Amended and Restated Employment Agreement between Simulations Plus, Inc. and Shawn O’Connor, dated November 1, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 1, 2023.

10.12(†)
Amended and Restated Employment Agreement between Simulations Plus, Inc. and Will Frederick, dated November 1, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 1, 2023.

10.13(†)
Amended and Restated Employment Agreement between Simulations Plus, Inc. and John DiBella, dated November 1, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 1, 2023.

10.14(†)
Amended and Restated Employment Agreement between Simulations Plus, Inc. and Jill Fiedler-Kelly, dated November 1, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 1, 2023.

10.15(†)	Second Amendment to 2021 Equity Incentive Plan, of Simulations Plus, Inc., dated February 8, 2024, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 12, 2024.
19.1 *	Simulations Plus, Inc. Insider Trading Policy
21.1 *	List of Subsidiaries.
23.1 *	Consent of Independent Registered Public Accounting Firm.
24.1 *	Power of Attorney (see signature page)
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1 *	Simulations Plus, Inc. Compensation Recovery Policy
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments).
_____________________________

*	Filed herewith.
**	Furnished herewith.
***	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
^	Schedules, exhibits, and similar supporting attachments or agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
†	Refers to management contracts or compensatory plans or arrangements.
+	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 30, 2024

SIMULATIONS PLUS, INC.

By:	/s/ Will Frederick
Will Fredrick Chief Financial Officer & Chief Operating Officer (Principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Will Frederick his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Shawn O’Connor	Chief Executive Officer (Principal executive officer)
Shawn O’Connor
October 30, 2024

/s/ Walter S. Woltosz	Chairman of the Board of Directors
Walter S. Woltosz
October 30, 2024

/s/ Dr. Lisa LaVange	Director
Dr. Lisa LaVange
October 30, 2024

/s/ Dr. Daniel Weiner	Director
Dr. Daniel Weiner
October 30, 2024

/s/ Sharlene Evans	Director
Sharlene Evans
October 30, 2024

/s/ Dr. John K. Paglia	Director
Dr. John K. Paglia
October 30, 2024

/s/ Will Frederick	Chief Financial Officer & Chief Operating Officer (Principal financial officer and principal accounting officer)
Will Frederick
October 30, 2024

SIMULATIONS PLUS, INC. & SUBSIDIARIES
CONTENTS
August 31, 2024, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Simulations Plus, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Simulations Plus, Inc. and Subsidiaries (the Company) as of August 31, 2024, and 2023, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 30, 2024, expressed an unqualified opinion.
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
Revenue Recognition – Contract progress estimates
Description of the Matter
As discussed in Note 2 to the Consolidated Financial Statements, the Company earns a portion of its revenue through consulting service agreements. For performance obligations related to services that are required to be recognized over time, the Company generally measures its progress to completion using an input measure of total labor hours incurred divided by total labor hours expected to be incurred.

Auditing revenue recognition is complex and highly judgmental due to the variability and uncertainty associated with the Company’s assessment of measure of progress. Changes in these estimates would have a significant effect on the amount of revenue recognized.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risk of material misstatement of consulting services revenue including those associated with estimated labor hours expected to be incurred. We tested controls over management’s process to collect, review, and approve the data used in assessing revenue recognized over time.
To test the measures of progress used for performance obligations related to services that are required to be recognized over time, our audit procedures included, among others, evaluating the appropriateness of the Company’s accounting policy for each type of arrangement, testing the identified measure of performance by reading contracts with customers, including all amendments, and reviewing the contract analyses prepared by management. We evaluated whether the selected measures of progress towards satisfaction of performance obligations were applied consistently. We also tested the completeness and accuracy of the underlying data used for the measure of progress.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2004.

Encino, California

October 30, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Simulations Plus, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Simulations Plus, Inc. and Subsidiaries (the Company’s) internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the Company, and our report dated October 30, 2024 expressed an unqualified opinion thereon.
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

Rose, Snyder & Jacobs LLP

Encino, CA

October 30, 2024

SIMULATIONS PLUS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	August 31, 2024	August 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$10,311	$57,523
Accounts receivable, net of allowance for credit losses of $149 and $46	9,136	10,201
Prepaid income taxes	2,197	804
Prepaid expenses and other current assets	7,753	3,904
Short-term investments	9,944	57,940
Total current assets	39,341	130,372
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $18,727 and $17,199	12,499	11,335
Property and equipment, net	812	671
Operating lease right-of-use assets	1,027	1,247
Intellectual property, net of accumulated amortization of $5,490 and $9,301	23,130	8,689
Other intangible assets, net of accumulated amortization of $3,177 and $2,107	23,210	12,825
Goodwill	96,078	19,099
Deferred tax assets	—	1,438
Other assets	542	425
Total assets	$196,639	$186,101
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$602	$144
Accrued compensation	4,513	4,392
Accrued expenses	2,043	659
Contracts payable - current portion	2,440	3,250
Operating lease liability - current portion	475	442
Deferred revenue	1,996	3,100
Total current liabilities	12,069	11,987
Long-term liabilities
Deferred income taxes, net	1,608	—
Operating lease liability - net of current portion	531	755
Contracts payable - net of current portion	—	3,330
Total liabilities	14,208	16,072
Commitments and contingencies	—	—
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized; 20,051,134 and 19,937,961 shares issued and outstanding	152,328	144,974
Retained earnings	30,354	25,196
Accumulated other comprehensive loss	(251)	(141)
Total shareholders' equity	182,431	170,029
Total liabilities and shareholders' equity	$196,639	$186,101
The accompanying notes are an integral part of these Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended August 31,
(in thousands, except per common share amounts)	2024	2023	2022
Revenues
Software	$41,024	$36,517	$32,642
Services	28,989	23,060	21,264
Total revenues	70,013	59,577	53,906
Cost of revenues
Software	6,478	3,627	3,060
Services	20,384	8,003	7,762
Total cost of revenues	26,862	11,630	10,822
Gross profit	43,151	47,947	43,084
Operating expenses
Research and development	5,754	4,504	3,208
Sales and marketing	8,915	6,558	4,879
General and administrative	22,351	28,160	20,086
Total operating expenses	37,020	39,222	28,173
Income from operations	6,131	8,725	14,911
Other income	6,280	2,970	204

Income before income taxes	12,411	11,695	15,115
Provision for income taxes	(2,457)	(1,734)	(2,632)
Net income	$9,954	$9,961	$12,483

Earnings per share
Basic	$0.50	$0.50	$0.62
Diluted	$0.49	$0.49	$0.60

Weighted-average common shares outstanding
Basic	19,987	20,075	20,196
Diluted	20,301	20,465	20,749

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(105)	167	(265)
Unrealized losses on available-for-sale securities	(5)	—	—
Comprehensive income	$9,844	$10,128	$12,218
The accompanying notes are an integral part of these Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Years ended August 31,
(in thousands, except per common share amounts)	2024	2023	2022
Common stock and additional paid in capital
Balance, beginning of period	$144,974	$138,512	$133,418
Exercise of stock options	731	1,543	891
Stock-based compensation	6,023	4,319	2,686
Shares issued to Directors for services	600	600	351
Shares issued - Lixoft	—	—	1,166
Balance, end of period	152,328	144,974	138,512

Retained earnings
Balance, beginning of period	25,196	40,044	32,407
Declaration of dividends	(4,796)	(4,809)	(4,846)
Repurchase and retirement of common shares	—	(20,000)	—
Net income	9,954	9,961	12,483
Balance, end of period	30,354	25,196	40,044

Accumulated other comprehensive loss
Balance, beginning of period	(141)	(308)	(43)
Other comprehensive (loss) income	(110)	167	(265)
Balance, end of period	(251)	(141)	(308)
Total shareholders’ equity	$182,431	$170,029	$178,248
Cash dividends declared per common share	$0.24	$0.24	$0.24
The accompanying notes are an integral part of these Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$9,954	$9,961	$12,483
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,665	3,840	3,574
Change in fair value of contingent consideration	(1,639)	680	283
Amortization of investment discounts	(1,116)	(1,134)	1,678
Stock-based compensation	6,538	4,828	3,037
Deferred income taxes	(1,765)	(2,095)	(270)
Loss from disposal of assets	—	6	—
Impairment of other intangibles	—	500	—
Currency translation adjustments	(105)	167	(265)
(Increase) decrease in
Accounts receivable	3,129	4,097	(3,936)
Prepaid income taxes	(1,393)	587	(379)
Prepaid expenses and other assets	(2,143)	(501)	1,081
Increase (decrease) in
Accounts payable	(477)	(81)	(162)
Other liabilities	(768)	832	(1,437)
Accrued income taxes	—	(7)	—
Deferred revenue	(2,560)	176	2,213
Net cash provided by operating activities	13,320	21,856	17,900

Cash flows from investing activities
Purchases of property and equipment	(566)	(453)	(819)
Purchase of short-term investments	(67,159)	(95,045)	(100,846)
Proceeds from maturities of short-term investments	71,089	114,907	109,121
Proceeds from sales of investments	45,177	—	—
Purchased intangibles	(541)	(601)	—
Business acquisition, net of cash acquired	(98,773)	(8,223)	—
Capitalized computer software development costs	(3,194)	(3,219)	(3,151)
Net cash (used in) provided by investing activities	(53,967)	7,366	4,305

Cash flows from financing activities
Payment of dividends	(4,796)	(4,809)	(4,846)
Payments on contracts payable	(2,500)	—	(3,667)
Proceeds from the exercise of stock options	731	1,543	891
Repurchase and retirement of common shares	—	(20,000)	—
Net cash used in financing activities	(6,565)	(23,266)	(7,622)

Net (decrease) increase in cash and cash equivalents	(47,212)	5,956	14,583
Cash and cash equivalents, beginning of period	$57,523	$51,567	$36,984
Cash and cash equivalents, end of period	$10,311	$57,523	$51,567

Supplemental disclosures of cash flow information
Income taxes paid	$5,689	$3,204	$3,233
Non-Cash Investing and Financing Activities
Stock issued for acquisition of Lixoft	$—	$—	$1,166
Creation of contract liabilities from acquisition of subsidiaries	$—	$5,900	$—
Right of use assets capitalized	$212	$227	$624
The accompanying notes are an integral part of these Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Consolidated Financial Statements
For the Fiscal Year Ended August 31, 2024
NOTE 1 – DESCRIPTION OF BUSINESS
At the beginning of fiscal year 2024, the Company reorganized its internal structure to create a more integrated and cohesive operating platform based on key product and services offerings rather than separate divisions based on its prior acquisitions. This business unit restructuring is engendering greater scientific collaboration and knowledge sharing within the Company that leads to identifying new opportunities that both advance the Company’s business objectives and deepen client relationships. Continuing with our strategic plan of aligning our business units around products and services, the Pro-ficiency acquisition resulted in two new business units, Adaptive Learning & Insights and Medical Communications, giving the Company six business units that include:
•Cheminformatics (“CHEM”);
•Physiologically Based Pharmacokinetics (“PBPK”);
•Clinical Pharmacology and Pharmacometrics (“CPP”);
•Quantitative Systems Pharmacology (“QSP”);
•Adaptive Learning & Insights (“ALI”); and
•Medical Communications (“MC”).

For more than 25 years, Simulations Plus has been a leading provider in the biosimulation market, offering end-to-end solutions across the drug development continuum, including guiding early drug discovery, establishing pre-clinical protocols, developing clinical programs, enabling clinical trial operations, facilitating regulatory submissions for product approval, and supporting commercial market launches. We are a premier developer of modeling and simulation software for drug discovery and development, including the prediction of properties of molecules utilizing both artificial intelligence (“AI”) and machine learning technology. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and academic and regulatory agencies worldwide for use in the conduct of industry-based research. Our customers use our software programs and scientific consulting services to enhance their understanding of the properties of potential new therapies and to use emerging data to improve formulations, select and justify dosing regimens, support generic pharmaceutical product development, optimize clinical trial designs, and simulate outcomes in special populations, such as in elderly and pediatric patients.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other estimates, assumptions used in the allocation of the transaction price to separate performance obligations, estimates towards the measure of progress of completion on fixed-price service contracts, the determination of fair values and useful lives of long-lived assets as well as intangible assets, goodwill, allowance for credit losses for accounts receivable, recoverability of deferred tax assets, recognition of deferred revenue, determination of fair value of equity-based awards, and assumptions used in testing for impairment of long-lived assets. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.
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
Grant revenue:
The Company receives government assistance in the form of cash grants which vary in size, duration, and conditions from domestic governmental agencies. Accounting for the grant revenue does not fall under ASC 606, Revenue from Contracts with Customers. For government assistance in which no specific US GAAP applies, the Company accounts for such transactions as revenue and by analogy to a grant model. The grant revenue is recognized on a gross basis. The grant revenue is recognized over the duration of the program when the conditions attached to the grant are achieved. If conditions are not satisfied, the grants are often subject to reduction, repayment, or termination. The Company classifies the impact of government assistance on the accompanying Consolidated Statements of Operations and Comprehensive Income as services revenue.
The Company received assistance from domestic governmental agencies to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The grants awarded are currently set to expire at various dates through 2025. The Company recognized $1.0 million, $1.1 million, and $0.7 million for the fiscal years ended August 31, 2024, 2023, and 2022, respectively, within Services revenues on the Consolidated Statements of Operations and Comprehensive Income related to such assistance. Amounts that have been earned but not yet funded are included in Accounts Receivable. Computer equipment allowable by the grants are classified under Fixed Assets. Subawards due to unrelated entities are classified under Accrued Expenses.
Remaining Performance Obligations

As of August 31, 2024, remaining performance obligations were $10.8 million. Ninety-seven percent of the remaining performance obligations are expected to be recognized over the next twelve months, with the remainder expected to be recognized thereafter.
Disaggregation of Revenues

The components of revenue for the fiscal years ended August 31, 2024, 2023, and 2022 were as follows:

	Years ended August 31,
(in thousands)	2024	2023	2022
Software licenses
Point in time	$40,068	$35,369	$31,587
Over time	956	1,148	1,055
Services
Over time	28,989	23,060	21,264
Total revenues	$70,013	$59,577	$53,906
Contract Balances
Contract asset excluding accounts receivable balances as of August 31, 2024, 2023, and 2022, were $5.9 million, $2.7 million, and $1.7 million, respectively.
During the fiscal year ended August 31, 2024, the Company recognized $2.9 million of revenue that was included in contract liabilities as of August 31, 2023, and during the fiscal year ended August 31, 2023, the Company recognized $2.6 million of revenue that was included in contract liabilities as of August 31, 2022.
Deferred Commissions
Sales commissions earned by our sales force and our commissioned sales representatives are considered incremental and recoverable costs of obtaining a contract with a customer. We apply the practical expedient as described in ASC 340-40-25-4 to expense costs as incurred for sales commissions, since the amortization period of the asset that we otherwise would have recognized is one year or less. This expense is included in the consolidated statements of operations and comprehensive income as sales and marketing expense.
Cash and Cash Equivalents
For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash that was included within cash and cash equivalents as presented within our consolidated balance sheets as of August 31, 2024 and our consolidated statements of cash flows for the fiscal year ended August 31, 2024 was $0.1 million. The Company determined this to be immaterial. The restriction required us to maintain a minimum cash deposit in the Pro-ficiency bank account to collateralize an outstanding corporate credit card balance. The associated corporate credit card program was terminated as part of the integration of Pro-ficiency and the cash restriction was removed as of October 4, 2024.
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
The activity in the allowance for credit losses related to our trade receivables is summarized as follows:

	Years ended August 31,
(in thousands)	2024	2023	2022
Balance, beginning of period	$46	$12	$78
Provision for credit losses	189	77	(66)
Write-offs	(86)	(43)	—
Balance, end of period	$149	$46	$12
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

Available-for-Sale (“AFS”)—Debt securities not classified as either securities held-to-maturity or trading securities are reported at fair value. For AFS debt securities in an unrealized-loss position, we evaluate as of the balance sheet date whether the unrealized losses are attributable to a credit loss or other factors. The portion of unrealized losses related to a credit loss is recognized in earnings, and the portion of unrealized loss not related to a credit loss is recognized in other comprehensive income (loss). For AFS debt securities, the unrealized gains and losses are included in other comprehensive income until realized, at which time they are reported through net income.

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. As of August 31, 2024, all of our investments were classified as AFS, as we sold the previously classified held-to-maturity securities to fund our acquisition of Pro-ficiency. All of our investments were classified as held-to-maturity for the fiscal year ended August 31, 2023.
Research & Development and Capitalized Software Development Costs
Research and development ("R&D") activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, and R&D consulting, were $9.0 million during fiscal year 2024, of which $3.3 million was capitalized. R&D expenditures were $7.8 million during fiscal year 2023, of which $3.3 million was capitalized. R&D expenditures during fiscal year 2022 were $6.4 million, of which $3.2 million was capitalized.
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

Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $2.1 million, $1.5 million, and $1.2 million for the fiscal years ended August 31, 2024, 2023, and 2022, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
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
Internal-use Software
We have capitalized certain internal-use software costs in accordance with ASC 350-40, which are included in intangible assets. The amortization of such costs is classified as general and administrative expenses on the consolidated statements of operations. Maintenance of and minor upgrades to internal-use software are also classified as general and administrative expenses as incurred.
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
Supplemental information related to operating leases was as follows as of August 31, 2024:

(in thousands)
ROU assets	$1,027
Lease liabilities, current	$475
Lease liabilities, long-term	$531
Operating lease costs	$503
Weighted-average remaining lease term	2.42 years
Weighted-average discount rate	5.46%
Business units and internal restructuring

Consistent with the reorganization of our internal structuring to move away from divisions based on our prior acquisitions to business units organized around key product and service offerings, as of August 31, 2024, our reporting units now include the following business units:

•Cheminformatics, or CHEM;
•Physiologically Based Pharmacokinetics, or PBPK;
•Quantitative Systems Pharmacology, or QSP;
•Clinical Pharmacology and Pharmacometrics, or CPP;
•Adaptive Learning & Insights, or ALI; and
•Medical Communications, or MC.

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
Goodwill and the other assets and liabilities acquired as part of the Immunetrics acquisition have been assigned to our QSP reporting unit. Goodwill and the other assets and liabilities acquired as part of the Pro-ficiency acquisition have been assigned to our ALI and MC reporting units.
Goodwill and intangible assets are tested for impairment at the reporting unit level, which is either one level below or the same level as an operating segment.
Reconciliation of Goodwill for the fiscal year ended August 31, 2024:

(in thousands)	CPP	QSP	ALI	MC	Total
Balance, August 31, 2022	$7,323	$5,598	$—	$—	$12,921
Addition	—	6,178	—	—	6,178
Impairments	—	—	—	—	—
Balance, August 31, 2023	$7,323	$11,776	$—	$—	$19,099
Addition	—	—	31,108	45,871	76,979
Impairments	—	—	—	—	—
Balance, August 31, 2024	$7,323	$11,776	$31,108	$45,871	$96,078
The following table summarizes other intangible assets as of August 31, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$12,610	$—	$12,610
Covenants not to compete	Straight line 2 to 3 years	100	23	77
Other internal use software	Straight line 3 to 13 years	608	47	561
Customer relationships	Straight line 8 to 14 years	10,540	2,726	7,814
ERP	Straight line 15 years	2,529	381	2,148
		$26,387	$3,177	$23,210
The following table summarizes other intangible assets as of August 31, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$4,210	$—	$4,210
Covenants not to compete	Straight line 2 years	30	3	27
Other internal use software	Straight line 3 to 13 years	350	10	340
Customer relationships	Straight line 8 to 14 years	8,230	1,887	6,343
ERP	Straight line 15 years	2,112	207	1,905
		$14,932	$2,107	$12,825
Total amortization expense for the fiscal years ended August 31, 2024, 2023, and 2022 was $1.1 million, $0.6 million, and $0.6 million, respectively.
Estimated future amortization of finite-lived intangible assets for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
2025	$1,288
2026	$1,272
2027	$1,221
2028	$1,059
2029	$1,059
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

We invest a portion of our excess cash balances in short-term debt securities. Short-term debt securities investments as of August 31, 2024, and 2023, consisted of corporate bonds and term deposits with maturities remaining of less than 12 months. In addition, under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. We account for our investments in accordance with ASC 320, Investments – Debt and Equity Securities. As of August 31, 2024, all investments were classified as AFS securities, as we recently sold securities previously classified as held-to-maturity to fund the acquisition that closed on June 11, 2024, as discussed in Note 12. Unrealized losses on investments as of August 31, 2024 were insignificant and not indicative of a change in credit quality, thus no allowance for credit losses has been recorded. Unrealized losses on investments as of August 31, 2023 were primarily caused by rising interest rates rather than changes in credit quality, thus we did not record an allowance for credit losses.
The following tables summarize our short-term investments as of August 31, 2024, and 2023:

	August 31, 2024
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$1,500	$—	$—	$1,500
Corporate debt securities (due within one year)	8,448	—	(4)	8,444
Total Level 1	9,948	—	(4)	9,944
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total available-for-sale securities	$9,948	$—	$(4)	$9,944

	August 31, 2023
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$4,000	$—	$—	$4,000
U.S. government and agency securities (due within one year)	4,453	—	(5)	4,448
Commercial paper (due within one year)	9,070	—	(9)	9,061
Corporate debt securities (due within one year)	40,417	—	(101)	40,316
Total Level 1	57,940	—	(115)	57,825
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total held-to-maturity securities	$57,940	$—	$(115)	$57,825
As of August 31, 2024 and 2023, the Company had a liability for contingent consideration related to its acquisition of Immunetrics. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in markets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the fair value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations.
The following is a reconciliation of contingent consideration at fair value:

(in thousands)	Amount
Contingent consideration at August 31, 2023	$4,780
Contingent consideration payment	(2,500)
Change in fair value of contingent consideration	(1,640)
Contingent consideration at August 31, 2024	$640

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

During the fiscal years ended August 31, 2024, 2023, and 2022, the Company recorded mergers and acquisitions expense of $2.6 million, $3.3 million, and $0.3 million, respectively. The Company records mergers and acquisition expenses in general and administrative expenses in the consolidated statements of operations and comprehensive income.
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
Intellectual property

In May 2014, we entered into a termination and non-assertion agreement with TSRL, Inc., pursuant to which the parties agreed to terminate an exclusive software licensing agreement entered into between the parties in 1997. As a result, the Company obtained a perpetual right to use certain source code and data, and TSRL relinquished any rights and claims to any GastroPlus products and to any claims, royalties, or other payments under that 1997 agreement. We agreed to pay TSRL total consideration of $6.0 million, which was amortized over 10 years under the straight-line method and is fully amortized as of August 31, 2024.

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

In June 2024, we purchased certain developed technology of Pro-ficiency. The cost of $16.6 million is being amortized over 5 years under the straight-line method.
The following table summarizes intellectual property as of August 31, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	2,294	556
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	30	20
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,173	5,837
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	261	819
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	$16,630	$732	$15,898
		$28,620	$5,490	$23,130
The following table summarizes intellectual property as of August 31, 2023:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Termination/nonassertion agreement-TSRL Inc.	Straight line 10 years	$6,000	$5,575	$425
Developed technologies–DILIsym acquisition	Straight line 9 years	2,850	1,978	872
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	25	25
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	1,678	6,332
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	45	1,035
		$17,990	$9,301	$8,689
Total amortization expense for intellectual property agreements was $2.2 million, $1.4 million, and $1.4 million for the fiscal years ended August 31, 2024, 2023, and, 2022, respectively.
Estimated future amortization of intellectual property for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
2025	$4,363
2026	$4,287
2027	$4,047
2028	$4,002
2029	$3,094
Earnings per Share
We report earnings per share in accordance with ASC 260. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the fiscal years ended August 31, 2024, 2023, and 2022 were as follows:

	Years ended August 31,
(in thousands)	2024	2023	2022
Numerator
Net income attributable to common shareholders	$9,954	$9,961	$12,483

Denominator
Weighted-average number of common shares outstanding during the period	19,987	20,075	20,196
Dilutive effect of stock options	314	390	553
Common stock and common stock equivalents used for diluted earnings per share	20,301	20,465	20,749
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, was $6.0 million, $4.3 million, and $2.7 million for the fiscal years ended August 31, 2024, 2023, and 2022, respectively.
Impairment of Long-lived Assets
We account for the impairment and disposition of long-lived assets in accordance with ASC 360. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded for the fiscal year ended August 31, 2024. As of August 31, 2023, we recognized a $0.5 million impairment charge related to the Cognigen trade name, and it is included in G&A expenses. The Cognigen trade name fair valuation was measured during the acquisition of Cognigen. Management determined to no longer use the Cognigen trade name and to instead focus our marketing strategy on promoting the Simulations Plus brand and our portfolio of products and services. As the Company's other acquired trade names relate to marketed products actively sold to customers, and following management's assessment of other possible triggering events that could indicate a risk of impairment, management concluded that no impairment of other intangible assets or goodwill was necessary. No impairment losses were recorded for the fiscal year ended August 31, 2022.
Recently Issued Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification (“ASC”). ASU 2023-06's amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The Company does not expect ASU 2023-06 to have a material effect on its consolidated financial statements.
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
In December 2023, the FASB issued a new standard to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The amendments will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
NOTE 3 – OTHER INCOME
The components of other income for the fiscal years ended August 31, 2024, 2023, and 2022 were as follows:

	Years ended August 31,
(in thousands)	2024	2023	2022
Interest income	$4,375	$4,131	$717
Change in fair valuation of contingent consideration	1,639	(680)	(283)
(Loss) gain on disposal of assets	—	(6)	1
Realized losses from sale of AFS securities	(125)	—	—
Realized gains from sale of AFS securities	5	—	—
Gain (loss) on currency exchange	386	(475)	(231)
Total other income	$6,280	$2,970	$204
NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	August 31, 2024	August 31, 2023
Equipment	$67	$316
Computer equipment	1,272	809
Furniture and fixtures	56	48
Leasehold improvements	20	24
Construction in progress	—	134
Subtotal	1,415	1,331
Less accumulated depreciation	(603)	(660)
Total	$812	$671
Depreciation expense was $0.3 million, $0.2 million, and $0.3 million for the fiscal years ended August 31, 2024, 2023, and 2022, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES
Leases
Rent expense, including common area maintenance fees, was $0.5 million, $0.5 million, and $0.6 million for the fiscal years ended August 31, 2024, 2023, and 2022, respectively.
Lease liability maturities as of August 31, 2024, were as follows:

(in thousands)	Years Ending August 31,	Amount
2025		$522
2026		407
2027		145
2028		68
2029		—
Total undiscounted liabilities		1,142
Less: imputed interest		(136)
Total operating lease liabilities (including current portion)		$1,006
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
NOTE 6 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of Company's common stock outstanding for the fiscal years ended August 31, 2024, 2023, and 2022 were as follows:

	Years ended August 31,
(in thousands)	2024	2023	2022
Common stock outstanding, beginning of period	19,938	20,260	20,142
Common stock repurchased during the period	—	(492)	—
Common stock issued during the period	113	170	119
Common stock outstanding, end of period	20,051	19,938	20,260
Dividends

The Company’s Board of Directors declared cash dividends during the fiscal years ended August 31, 2024 and 2023. The Board of Directors determined to discontinue the Company’s quarterly cash dividend after the dividend distribution on August 5, 2024. The details of dividends paid are in the following tables:

(in thousands, except dividend per share)	For The Year Ended August 31, 2024
Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/30/2023	11/06/2023	19,939	$0.06	$1,196
1/29/2024	2/05/2024	19,973	$0.06	1,198
4/29/2024	5/06/2024	19,998	$0.06	1,200
7/29/2024	8/05/2024	20,046	$0.06	1,202
Total				$4,796

(in thousands, except dividend per share)	For The Year Ended August 31, 2023

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/31/2022	11/07/2022	20,299	$0.06	$1,218
1/30/2023	2/06/2023	19,924	$0.06	1,195
4/24/2023	5/01/2023	19,999	$0.06	1,200
7/31/2023	8/07/2023	19,931	$0.06	1,196
Total				$4,809
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
On April 9, 2021, the Company’s Board of Directors adopted, and on June 23, 2021, its shareholders approved, the Company’s 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan, the “Plans”), under which a total of 1.3 million shares of common stock were initially reserved for issuance. On October 20, 2022, the Company’s Board of Directors approved, and on February 9, 2023, its shareholders approved, an amendment to the 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder from 1.3 million shares to 1.55 million shares of common stock of the Company. Thereafter, on October 19, 2023, the Company’s Board of Directors approved, and on February 8, 2024, its shareholders approved, an amendment to the 2021 Plan to further increase the number of shares of common stock authorized for issuance thereunder from 1.55 million to 2.5 million shares of common stock of the Company. The 2021 Plan will terminate in 2031.

As of August 31, 2024, employees and directors of the Company held Qualified Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) to purchase an aggregate of 1.9 million shares of common stock at exercise prices ranging from $6.85 to $66.14 per share.
The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts)
Activity for the year ended August 31, 2024	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2023	1,478	$34.62	6.62 years
Granted	594	40.76
Exercised	(114)	12.40
Canceled/Forfeited	(52)	42.95
Outstanding, August 31, 2024	1,906	$37.64	6.91 years
Vested and Exercisable, August 31, 2024	822	$31.19	4.82 years
Vested and Expected to Vest, August 31, 2024	1,843	$37.53	6.83 years

(in thousands, except per share and weighted-average amounts)
Activity for the year ended August 31, 2023	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2022	1,245	$28.61	6.14 years
Granted	465	43.78
Exercised	(170)	12.59
Canceled/Forfeited	(62)	43.14
Outstanding, August 31, 2023	1,478	$34.62	6.62 years
Vested and Exercisable, August 31, 2023	696	$24.26	4.54 years
Vested and Expected to Vest, August 31, 2023	1,471	$34.56	6.61 years

(in thousands, except per share and weighted-average amounts)
Activity for the year ended August 31, 2022	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2021	1,184	$25.63	6.47 years
Granted	255	42.13
Exercised	(104)	16.15
Canceled/Forfeited	(90)	42.30
Outstanding, August 31, 2022	1,245	$28.61	6.14 years
Vested and Exercisable, August 31, 2022	711	$17.65	4.47 years
Vested and Expected to Vest, August 31, 2022	1,236	$28.51	6.12 years
The total grant-date fair value of nonvested stock options as of August 31, 2024, was $22.0 million and is amortizable over a weighted-average period of 3.25 years.
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

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the fiscal years ended August 31, 2024, 2023, and 2022:

(in thousands, except weighted-average amounts)	2024	2023	2022
Estimated fair value of awards granted	$11,902	$10,067	$4,597
Unvested Forfeiture Rate	5.53%	0.22%	1.04%
Weighted-average grant price	$40.76	$43.78	$42.13
Weighted-average market price	$40.76	$43.78	$42.13
Weighted-average volatility	44.63%	46.14%	42.80%
Weighted-average risk-free rate	4.77%	4.29%	1.74%
Weighted-average dividend yield	0.59%	0.55%	0.58%
Weighted-average expected life	6.59 years	6.55 years	6.59 years
The exercise prices for the options outstanding at August 31, 2024, ranged from $6.85 to $66.14 per share, and the information relating to these options is as follows:
(in thousands except prices and weighted-average amounts)

Exercise Price Per Share		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	125	1.48 years	$9.70	125	1.48 years	$9.70
$9.78	$18.76	144	2.48 years	$10.08	144	2.48 years	$10.08
$18.77	$33.40	178	4.65 years	$25.68	161	4.59 years	$24.98
$33.41	$47.63	1,164	8.39 years	$41.35	215	7.22 years	$41.08
$47.64	$66.14	295	6.87 years	$55.53	177	6.40 years	$57.32
		1,906	6.91 years	$37.64	822	4.82 years	$31.19
During the fiscal years ended August 31, 2024, 2023, and 2022, we issued 15,200, 13,765, and 7,120 shares of stock valued at $0.6 million, $0.6 million, and $0.4 million, respectively, to our nonmanagement directors as compensation for board-related duties.
The Company's par-value common stock and additional paid-in capital as of August 31, 2024, were $11 thousand and $152.3 million, respectively.
Share Repurchases
No share repurchases were made during the fiscal year ended August 31, 2024.
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
Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company is subject to the Global Intangible Low-Taxed Income (“GILTI”) rules, and has an annual GILTI inclusion income and deduction. Based on our assessment, we have not recorded a liability for uncertain tax positions.
The components of the income tax provision for the years ended August 31, 2024, 2023, and 2022 were as follows:

(in thousands)	2024	2023	2022
Current
Federal	$3,291	$2,990	$2,518
State	742	696	611
Foreign	3	144	(228)
Total current tax expense	4,036	3,830	2,901
Deferred
Federal	(1,466)	(1,818)	(4)
State	(113)	(278)	(265)
Total deferred federal and state	(1,579)	(2,096)	(269)

Total	$2,457	$1,734	$2,632
A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended August 31, 2024, 2023, and 2022:

	2024	2023	2022
Income tax computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.5	4.7	3.2
Meals & entertainment	0.1	0.1	—
Stock-based compensation	3.9	2.1	0.6
Other permanent differences	(0.2)	3.3	0.4
Research and development credit	(1.3)	(2.2)	(2.2)
Foreign-tax-related differences	(7.0)	(8.2)	(3.2)
Change in prior year estimated taxes	(0.2)	(6.0)	(2.4)
Total	19.8%	14.8%	17.4%
Significant components of the Company's deferred tax assets and liabilities for income taxes for the fiscal years ended August 31, 2024, and 2023 are as follows:

(in thousands)	2024	2023
Deferred tax assets:
Accrued compensation	$681	$865
Deferred revenue	186	103
Capitalized merger costs	707	696
Operating lease liability	255	285
Research and development credits	157	274
State taxes	—	(19)
Allowance for credit losses	67	11
Capitalized research & development	3,933	1,079
Share-based compensation	1,676	1,104
Net operating loss carryforward	3,336	2,142
Total deferred tax assets	10,998	6,540
Deferred tax liabilities:
Property and equipment	(111)	(90)
Operating lease right-of-use assets	(259)	(295)
Unrealized loss	(40)	(122)
State tax deferred	(25)	—
Intellectual property	(9,012)	(2,353)
Capitalized computer software development costs	(3,086)	(2,242)
Prepaid expenses	(73)	—
Total deferred tax liabilities	(12,606)	(5,102)

Net deferred tax assets (liabilities)	$(1,608)	$1,438

We follow ASC 740 with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, we determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and assume that the tax position will be examined by taxing authorities. Interest and penalties were insignificant for the fiscal years ended August 31, 2024, 2023, and 2022, respectively. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal year 2020 through 2023 are open for audit, and our state tax returns for fiscal year 2019 through 2023 remain open for audit. Based on our assessment, we have not recorded any liability for uncertain tax positions in the consolidated financial for the fiscal years ended August 31, 2024, 2023, and 2022, respectively. The Company had no uncertain tax position for all open tax years.
Net Operating Loss is summarized as follows:

(in thousands)	Amount
Federal NOL as of August 31, 2024	$22,754
Subject to expiration	14,075
Carried forward indefinitely	8,679
Amount to expire before Section 382 limitation lifts	9,333

Pennsylvania NOL as of August 31, 2024	15,800
Subject to expiration	15,800
Carried forward indefinitely	—
Amount to expire before Section 382 limitation lifts	11,047

North Carolina NOL as of August 31, 2024	1,979
Subject to expiration	1,979
Carried forward indefinitely	—
Amount to expire before Section 382 limitation lifts	—

California R&D Credit as of August 31, 2024	199
Subject to expiration	—
Carried forward indefinitely	199
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
Revenue concentration shows that international sales accounted for 28%, 31%, and 30% of revenue for the fiscal years ended August 31, 2024, 2023, and 2022, respectively. Our four largest customers in terms of revenue accounted for 7%, 3%, 3%, and 2% of revenue, respectively, for the fiscal year ended August 31, 2024. Our three largest customers in terms of revenue accounted for 6%, 4%, and 3% of revenue, respectively, for the fiscal year ended August 31, 2023. Our three largest customers in terms of revenue accounted for 5%, 3%, and 3% of revenue, respectively, for the fiscal year ended August 31, 2022.
Accounts-receivable concentrations show that our six largest customers in terms of accounts receivable each comprised between 3% and 9% of accounts receivable as of August 31, 2024; our three largest customers in terms of accounts receivable comprised between 4% and 6% of accounts receivable as of August 31, 2023.
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
The following tables summarize the results for each segment for the fiscal years ended August 31, 2024, 2023, and 2022:

(in thousands)	Year ended August 31, 2024
	Software	Services	Total
Revenues	$41,024	$28,989	$70,013
Cost of revenues	6,478	20,384	26,862
Gross profit	$34,546	$8,605	$43,151
Gross margin	84%	30%	62%
Our software business and services business represented 59% and 41% of total revenue, respectively, for the fiscal year ended August 31, 2024.

(in thousands)	Year ended August 31, 2023
	Software	Services	Total
Revenues	$36,517	$23,060	$59,577
Cost of revenues	3,627	8,003	11,630
Gross profit	$32,890	$15,057	$47,947
Gross margin	90%	65%	80%
Our software business and services business represented 61% and 39% of total revenue, respectively, for the fiscal year ended August 31, 2023.

(in thousands)	Year ended August 31, 2022
	Software	Services	Total
Revenues	$32,642	$21,264	$53,906
Cost of revenues	3,060	7,762	10,822
Gross profit	$29,582	$13,502	$43,084
Gross margin	91%	63%	80%
Our software business and services business represented 61% and 39% of total revenue, respectively, for the fiscal year ended August 31, 2022.
The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the fiscal years ended August 31, 2024, 2023, and 2022 were as follows:

	Years ended August 31,
(in thousands)	2024		2023		2022
	$	% of total	$	% of total	$	% of total
Americas	$50,473	72%	$40,817	69%	$37,681	70%
EMEA	14,072	20%	11,713	20%	10,388	19%
Asia Pacific	5,468	8%	7,047	12%	5,837	11%
Total	$70,013	100%	$59,577	100%	$53,906	100%
NOTE 10 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.8 million, $0.6 million, and $0.6 million for the fiscal years ended August 31, 2024, 2023, and 2022, respectively.

NOTE 11 - ACQUISITIONS
On June 16, 2023, the Company completed the acquisition of Immunetrics for an estimated consideration of $15.3 million. The Company has a remaining obligation for the Immunetrics acquisition for up to $5.5 million and $1.8 million hold back liability.
The Company made the first cash earnout payments in the aggregate amount of $2.5 million to the former equity holders and employees of Immunetrics in March 2024.
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
Under the acquisition method of accounting, the total purchase price reflects Immunetrics’ tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (June 16, 2023). The following table summarizes the allocation of the preliminary purchase price for Immunetrics:

(in thousands)
Base merger consideration	$12,000
Fair value of earnout	4,100
Cash on hand	1,247
Adjustment to purchase price for closing indebtedness	(122)
Net working capital adjustment	(377)
D&O tail insurance	(7)
Bonus compensation to Immunetrics staff	(1,586)
Total purchase price	15,255

Fair value of identifiable assets acquired:
Cash	1,132
Accounts receivable	511
Security deposit	12
ROU asset	227
Deferred tax assets	799
Trade names	1,800
Customer relationships	3,780
Developed Tech	1,080
Non-competes	30
9,371
Fair value of liabilities assumed:
Lease liability	227
Selling shareholders' D&O tail insurance responsibility	7
Deferred revenue	60
294

Fair value of identifiable assets acquired and liabilities assumed	9,077

Goodwill	$6,178
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

(in thousands)	Estimated useful life	Amount
Indefinite-lived:
Trade names	Indefinite	$1,800

Definite-lived:
Customer relationships	9 years	3,780
Developed technologies	5 years	1,080
Covenants not to compete	2 years	30
Total definite-lived intangible assets		4,890

Total intangible assets		$6,690
On June 11, 2024, the Company entered into a stock purchase agreement, pursuant to which it acquired Pro-ficiency Holdings, Inc. (“Pro-ficiency”) for estimated consideration of $100.2 million.

The primary purpose of this acquisition was to bring together two businesses, each with complementary expertise and services that are grounded in science and focused on applying advanced technologies like AI to enhance actionable data analytics.

Under the acquisition method of accounting, the total purchase price reflects Pro-ficiency’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (June 11, 2024). The following table summarizes the allocation of the preliminary purchase price for Pro-ficiency:

(in thousands)
Base merger consideration	$100,000
Net working capital adjustment	(85)
Excess cash adjustment	1,731
Adjustment to purchase price for closing indebtedness	(1,484)
Total purchase price	100,162

Fair value of identifiable assets acquired:
Cash	2,513
Accounts receivable	2,064
Prepaids and other current assets	1,807
ROU asset	212
Trade names	8,400
Customer relationships	2,310
Developed technology	16,630
Non-competes	70
Other non-current assets	17
34,023
Fair value of liabilities assumed:
Accounts payable	935
Payroll and other current liabilities	2,302
Deferred revenue	1,456
Lease liability	212
Deferred tax liabilities	4,811
Other liabilities	1,124
10,840

Fair value of identifiable assets acquired and liabilities assumed	23,183

Goodwill	$76,979

The total purchase consideration related to the Pro-ficiency acquisition consisted of cash consideration. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the developed technologies and other intangibles such as customer relationships and trade names. Proficiency is structured into two business units: ALI and MC. ALI primarily contributes to the software segment and MC primarily contributes to the services segment of the Company. Goodwill acquired as part of the Pro-ficiency acquisition has been assigned to the ALI and MC reporting units and the assets and liabilities of Pro-ficiency are assigned to the same reporting units. This goodwill is not expected to be deductible for income tax purposes.

Intangible assets consist of indefinite-lived intangible asset trade names and definite-lived intangibles as customer relationships, developed technologies, and covenants not to compete. We amortize purchased definite-lived intangible assets on a straight-line basis over their respective useful lives. The weighted-average life of the total acquired identifiable definite-lived intangible assets is 5.3 years. The following table presents the details of intangible assets acquired.

	Estimated useful life	Amount
Indefinite-lived:
Trade names	Indefinite	$8,400

Definite-lived:
Customer relationships	10 years	2,310
Developed technologies	5 years	16,630
Non-competes	3 years	70
Total definite-lived intangible assets		19,010

Total intangible assets		$27,410
Estimated future amortization of finite-lived intangible assets for the next five years is as follows:

(in thousands)
Years ending August 31,	Amount
2025	$3,580
2026	$3,580
2027	$3,580
2028	$3,557
2029	$3,557
Consolidated Supplemental Pro Forma Information
The following unaudited consolidated supplemental pro forma information assumes that the acquisition of Pro-ficiency took place on September 1, 2022 for the income statement years ended August 31, 2024. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Pro-ficiency to reflect the same expenses in the fiscal years ended August 31, 2024 and 2023. The adjustments include costs of acquisition directly attributable to Pro-ficiency of $2.3 million and amortization of intangibles including developed technologies acquired during the acquisition, assuming the fair-value adjustments applied on September 1, 2022, together with consequential tax effects. The adjustments also consist of acquisition costs directly attributable to Immunetrics of $2.9 million consisting of $1.6 million of bonus compensation and $1.3 million of other professional fees, and amortization of intangibles including developed technologies acquired during the merger, assuming the fair-value adjustments applied on September 1, 2022, together with consequential tax effects. The pro forma information in below table includes actual revenues and net loss of $2.3 million and $1.9 million, respectively for Pro-ficiency from the acquisition date of June 11, 2024 to August 31, 2024 and the revenues and net loss of $1.3 million and $0.4 million, respectively, for Immunetrics from the acquisition date of June 16, 2023 to August 31, 2023.

	(Pro forma) 2024 *	(Pro forma) 2023
(in thousands)	(unaudited)	(unaudited)
Revenue	$83,243	$76,892
Net (loss) income	$7,790	$4,547
* Balances include actual results from acquisition date of June 16, 2023 through August 31, 2023 for Immunetrics and from acquisition date of June 11, 2024 through August 31, 2024 for Pro-ficiency business.

NOTE 12 - SUBSEQUENT EVENTS
None.