Form 10-Q
period 2024-11-30
Simulations Plus, Inc.
filed 2025-01-08
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)
800 Park Offices Drive, Suite 401
Research Triangle Park, NC 27709
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of December 23, 2024, was 20,092,435.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended November 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
(in thousands, except share and per share amounts)	November 30, 2024	August 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$6,187	$10,311
Accounts receivable, net of allowance for credit losses of $145 and $149	12,804	9,136
Prepaid income taxes	2,327	2,197
Prepaid expenses and other current assets	7,098	7,753
Short-term investments	11,983	9,944
Total current assets	40,399	39,341
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $19,500 and $18,727	12,441	12,499
Property and equipment, net	819	812
Operating lease right-of-use assets	1,342	1,027
Intellectual property, net of accumulated amortization of $6,575 and $5,490	22,045	23,130
Other intangible assets, net of accumulated amortization of $3,497 and $3,177	23,076	23,210
Goodwill	96,305	96,078
Other assets	489	542
Total assets	$196,916	$196,639
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,120	$602
Accrued compensation	1,882	4,513
Accrued expenses	580	2,043
Contracts payable - current portion	2,440	2,440
Operating lease liability - current portion	485	475
Deferred revenue	3,231	1,996
Total current liabilities	9,738	12,069
Long-term liabilities
Deferred income taxes, net	1,648	1,608
Operating lease liability - net of current portion	835	531
Total liabilities	12,221	14,208
Commitments and contingencies	—	—
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized; 20,085,014 and 20,051,134 shares issued and outstanding	154,424	152,328
Retained earnings	30,560	30,354
Accumulated other comprehensive loss	(289)	(251)
Total shareholders' equity	184,695	182,431
Total liabilities and shareholders' equity	$196,916	$196,639
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended

(in thousands, except per common share amounts)	November 30, 2024	November 30, 2023
Revenues
Software	$10,715	$7,589
Services	8,209	6,911
Total revenues	18,924	14,500
Cost of revenues
Software	2,638	991
Services	6,068	3,661
Total cost of revenues	8,706	4,652
Gross profit	10,218	9,848
Operating expenses
Research and development	1,848	1,217
Sales and marketing	2,851	1,989
General and administrative	5,393	5,682
Total operating expenses	10,092	8,888
Income from operations	126	960
Other income	144	1,446

Income before income taxes	270	2,406
Provision for income taxes	(64)	(461)
Net income	$206	$1,945

Earnings per share
Basic	$0.01	$0.10
Diluted	$0.01	$0.10

Weighted-average common shares outstanding
Basic	20,068	19,947
Diluted	20,266	20,279

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(42)	(54)
Unrealized gains on available-for-sale securities	4	—
Comprehensive income	$168	$1,891
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended

(in thousands, except per common share amounts)	November 30, 2024	November 30, 2023
Common stock and additional paid in capital
Balance, beginning of period	$152,328	$144,974
Exercise of stock options	288	164
Stock-based compensation	1,673	1,303
Shares issued to Directors for services	135	150
Balance, end of period	154,424	146,591

Retained earnings
Balance, beginning of period	30,354	25,196
Declaration of dividends	—	(1,196)
Net income	206	1,945
Balance, end of period	30,560	25,945

Accumulated other comprehensive loss
Balance, beginning of period	(251)	(141)
Other comprehensive loss	(38)	(54)
Balance, end of period	(289)	(195)
Total shareholders’ equity	$184,695	$172,341
Cash dividends declared per common share	$—	$0.06
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(in thousands)	November 30, 2024	November 30, 2023
Cash flows from operating activities
Net income	$206	$1,945
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,265	1,091
Change in fair value of contingent consideration	—	(110)
Amortization of investment discounts	(39)	(395)
Stock-based compensation	1,724	1,362
Deferred income taxes	40	(388)
Unrealized gains (losses) on available-for-sale securities	4	—
Currency translation adjustments	(42)	(54)
(Increase) decrease in
Accounts receivable	(3,668)	(145)
Prepaid income taxes	(130)	767
Prepaid expenses and other assets	708	(1,515)
Increase (decrease) in
Accounts payable	518	173
Other liabilities	(4,095)	(2,129)
Deferred revenue	1,235	(440)
Net cash (used in) provided by operating activities	(1,274)	162

Cash flows from investing activities
Purchases of property and equipment	(86)	—
Purchase of short-term investments	(3,500)	(30,544)
Proceeds from maturities of short-term investments	1,500	14,778
Purchased intangibles	(186)	(247)
Net working capital & excess cash settlement - Pro-ficiency acquisition	(227)	—
Capitalized computer software development costs	(639)	(851)
Net cash used in investing activities	(3,138)	(16,864)

Cash flows from financing activities
Payment of dividends	—	(1,196)
Proceeds from the exercise of stock options	288	164
Net cash provided by (used in) financing activities	288	(1,032)

Net decrease in cash and cash equivalents	(4,124)	(17,734)
Cash and cash equivalents, beginning of period	$10,311	$57,523
Cash and cash equivalents, end of period	$6,187	$39,789

Supplemental disclosures of cash flow information
Income taxes paid	$112	$96
Non-Cash Investing and Financing Activities
Right of use assets capitalized	$451	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended November 30, 2024
NOTE 1 – DESCRIPTION OF BUSINESS
Simulations Plus, Inc. (the “Company”) was incorporated in California on July 17, 1996. We are a global leader and premier provider in the biopharma sector, offering advanced software and consulting services that enhance drug discovery, development, research, clinical trial operations, regulatory submissions, and commercialization. With the June 2024 acquisition of Pro-ficiency Holdings, Inc. and its subsidiaries (collectively, “Pro-ficiency”), the Company extended its reach across the drug development value chain from the initial protocol stage through all phases of clinical research and development (“R&D”) to product commercialization. Simulations Plus now has a one-of-a-kind platform to serve its clients at every step in the drug development process. This optimizes efficiency, costs and time-to-market for our clients and enhances our competitive position.
Our clients face many challenges. Developing new therapies is time-consuming and expensive, requiring an average of 10-15 years and an average cost of approximately $1.3-2.8 billion to develop a single drug. Drug sponsors must prioritize not only efficacy of the drug, but also issues like drug-drug interactions, inclusion of diverse populations, regulatory approvals, reduction of animal testing, safety and compliance during clinical trials, and commercial success.

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
•Physiologically Based Pharmacokinetics (“PBPK”);
•Clinical Pharmacology and Pharmacometrics (“CPP”);
•Quantitative Systems Pharmacology (“QSP”);
•Adaptive Learning & Insights (“ALI”); and
•Medical Communications (“MC”).

The Company was previously headquartered in Southern California, however, in support of the Company's remote work culture and plan to reduce excess office space toward achieving its carbon footprint reduction targets, the Company fully exited four office locations in Lancaster, California; Raleigh, North Carolina; Buffalo, New York; and Pittsburgh, Pennsylvania. As a result, the company moved it's headquarters from Lancaster, California to Research Triangle Park, North Carolina and also maintains a European office in Paris, France. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other estimates, assumptions used in the allocation of the transaction price to separate performance obligations, estimates towards the measure of progress of completion on fixed-price service contracts, the determination of fair values and useful lives of both long-lived assets and intangible assets, goodwill, allowance for credit losses for accounts receivable, recoverability of deferred tax assets, recognition of deferred revenue, determination of fair value of equity-based awards, and assumptions used in testing for impairment of long-lived assets. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.
Revenue Recognition
We generate revenue primarily from the sale of software licenses and by providing consulting services to the pharmaceutical industry for drug development and commercialization.

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
Software Revenues:
Software revenues are generated primarily from sales of software licenses at the time the software is unlocked and the term commences. Most of the licenses are for one year or less. Along with the license, a de minimis amount of customer support is provided to assist the customer with the software. Should the customer need more than a de minimis amount of support, they can choose to enter into a separate contract for additional training. Most software is installed on our customers’ servers and the Company has no control of the software once the sale is made except for the licensing parameters that control numbers of users, modules, and expiration dates. Payments are generally due upon invoicing on a net-30 basis, unless other payment terms are negotiated with the customer based on customer history. Typical industry standards apply.
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
The Company received assistance from domestic governmental agencies to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The grants awarded are currently set to expire at various dates through 2025. The Company recognized $0.2 million and $0.4 million for the three months ended November 30, 2024 and 2023, respectively, within Services revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income related to such assistance. Amounts that have been earned but not yet funded are included in accounts receivable. Computer equipment allowable by the grants are classified under fixed assets. Subawards due to unrelated entities are classified under accrued expenses.
Remaining Performance Obligations
As of November 30, 2024, remaining performance obligations were $11.2 million, 97% of the remaining performance obligations are expected to be recognized over the next twelve months, with the remainder expected to be recognized thereafter.
Disaggregation of Revenues

The components of revenue for the three months ended November 30, 2024 and 2023, respectively were as follows:

	Three Months Ended
(in thousands)	November 30, 2024	November 30, 2023
Software licenses
Point in time	$10,119	$7,321
Over time	596	268
Services
Over time	8,209	6,911
Total revenues	$18,924	$14,500
Contract Balances
Contract asset excluding accounts receivable balances as of November 30, 2024, and August 31, 2024, were $5.6 million and $5.9 million respectively.
During the three months ended November 30, 2024, the Company recognized $1.5 million of revenue that was included in contract liabilities as of August 31, 2024, and during the three months ended November 30, 2023, the Company recognized $2.2 million of revenue that was included in contract liabilities as of August 31, 2023.
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
The activity in the allowance for credit losses related to our trade receivables is summarized as follows:

	Three Months Ended
(in thousands)	November 30, 2024	November 30, 2023
Balance, beginning of period	$149	$46
Provision for credit losses	4	(9)
Write-offs	(8)	—
Balance, end of period	$145	$37
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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We subsequently reassess the appropriateness of that classification at each reporting date. As of November 30, 2024, all of our investments were classified as AFS. During the three months ended November 30, 2024 and for the year ended August 31, 2024, all of our investments were classified as AFS.
Research & Development and Capitalized Software Development Costs
Research and development ("R&D") activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, and R&D consulting, were $2.6 million during the three months ended November 30, 2024, of which $0.7 million was capitalized. R&D expenditures during the three months ended November 30, 2023 were $2.2 million, of which $0.9 million was capitalized.

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
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $0.8 million and $0.4 million for the three months ended November 30, 2024 and 2023, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
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
Supplemental information related to operating leases was as follows as of November 30, 2024:

(in thousands)
ROU assets	$1,342
Lease liabilities, current	$485
Lease liabilities, long-term	$835
Operating lease costs	$147
Weighted-average remaining lease term	4.52 years
Weighted-average discount rate	4.71%
Intangible Assets and Goodwill
We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and recognize the assets acquired and liabilities assumed at their acquisition-date fair value. Acquired intangible assets include customer relationships, software, trade names, and noncompete agreements. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Finite-lived intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.
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
Reconciliation of Goodwill for the three months ended November 30, 2024:

(in thousands)	CPP	QSP	ALI	MC	Total
Balance, August 31, 2024	$7,323	$11,776	$31,108	$45,871	$96,078
Addition	—	—	—	—	—
Measurement period adjustment*	—	—	92	135	227
Impairments	—	—	—	—	—
Balance, November 30, 2024	$7,323	$11,776	$31,200	$46,006	$96,305
*Adjustment for net working capital & excess cash settlement in association with Pro-ficiency acquisition
The following table summarizes other intangible assets as of November 30, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$12,610	$—	$12,610
Covenants not to compete	Straight line 2 to 3 years	100	33	67
Other internal use software	Straight line 3 to 13 years	794	60	734
Customer relationships	Straight line 8 to 14 years	10,540	2,980	7,560
ERP	Straight line 15 years	2,529	424	2,105
		$26,573	$3,497	$23,076
The following table summarizes other intangible assets as of August 31, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$12,610	$—	$12,610
Covenants not to compete	Straight line 2 to 3 years	100	23	77
Other internal use software	Straight line 3 to 13 years	608	47	561
Customer relationships	Straight line 8 to 14 years	10,540	2,726	7,814
ERP	Straight line 15 years	2,529	381	2,148
		$26,387	$3,177	$23,210
Total amortization expense for the three months ended November 30, 2024 and 2023 was $0.3 million and $0.2 million, respectively.
Estimated future amortization of finite-lived intangible assets for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of 2025	$956
2026	$1,264
2027	$1,216
2028	$1,052
2029	$1,052
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

We invest a portion of our excess cash balances in short-term debt securities. Short-term debt securities investments as of November 30, 2024, and August 31, 2024, consisted of corporate bonds and term deposits with maturities remaining of less than 12 months. In addition, under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. We may also invest excess cash balances in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. We account for our investments in accordance with ASC 320, Investments – Debt and Equity Securities. As of November 30, 2024, all investments were classified as AFS securities. Unrealized gains on investments as of November 30, 2024, were insignificant and not indicative of a change in credit quality, thus no allowance for credit losses has been recorded. Unrealized losses on investments as of August 31, 2024, were primarily caused by rising interest rates rather than changes in credit quality, thus we did not record an allowance for credit losses.
The following tables summarize our short-term investments as of November 30, 2024, and August 31, 2024:

	November 30, 2024
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$3,500	$—	$—	$3,500
Corporate debt securities (due within one year)	8,479	4	—	8,483
Total Level 1	11,979	4	—	11,983
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total available-for-sale securities	$11,979	$4	$—	$11,983

	August 31, 2024
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$1,500	$—	$—	$1,500
Corporate debt securities (due within one year)	8,448	—	(4)	8,444
Total Level 1	9,948	—	(4)	9,944
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total available-for-sale securities	$9,948	$—	$(4)	$9,944
As of November 30, 2024 and August 31, 2024, the Company had a liability for contingent consideration related to its acquisition of Immunetrics. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in markets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the fair value of the contingent consideration obligations are recorded in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
The following is a reconciliation of contingent consideration at fair value:

(in thousands)	Amount
Contingent consideration at August 31, 2024	$640
Contingent consideration payment	—
Change in fair value of contingent consideration	—
Contingent consideration at November 30, 2024	$640

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

During the three months ended November 30, 2024 and 2023, the Company recognized mergers and acquisitions expense of $0.3 million and $0, respectively. The Company records mergers and acquisition expenses in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
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
The following table summarizes intellectual property as of November 30, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	$2,850	$2,373	$477
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	31	19
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,292	5,718
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	315	765
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	16,630	1,564	15,066
		$28,620	$6,575	$22,045
The following table summarizes intellectual property as of August 31, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	$2,850	$2,294	$556
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	30	20
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,173	5,837
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	261	819
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	16,630	732	15,898
		$28,620	$5,490	$23,130
Total amortization expense for intellectual property agreements was $1.1 million and $0.4 million for the three months ended November 30, 2024 and 2023, respectively.
Estimated future amortization of intellectual property for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of 2025	$3,255
2026	$4,264
2027	$4,024
2028	$3,979
2029	$3,066
Earnings per Share
We report earnings per share in accordance with ASC 260. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2024 and 2023 were as follows:

	Three Months Ended
(in thousands)	November 30, 2024	November 30, 2023
Numerator
Net income attributable to common shareholders	$206	$1,945

Denominator
Weighted-average number of common shares outstanding during the period	20,068	19,947
Dilutive effect of stock options	198	332
Common stock and common stock equivalents used for diluted earnings per share	20,266	20,279
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, was $1.7 million and $1.3 million for the three months ended November 30, 2024 and 2023, respectively.
Impairment of Long-lived Assets
We account for the impairment and disposition of long-lived assets in accordance with ASC 360. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded for the three months ended November 30, 2024 and 2023, respectively.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures. The Company does not expect ASU 2023-07 to have a material effect on its consolidated financial statements.
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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The new guidance is intended to enhance transparency and disclosures by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for annual reporting periods after December 15, 2026, and for interim reporting periods beginning December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of this ASU will have on its financial statements and related disclosures. The Company does not expect ASU 2024-03 to have a material effect on its consolidated financial statements.
NOTE 3 – OTHER INCOME
The components of other income for the three months ended November 30, 2024 and 2023 were as follows:

	Three Months Ended
(in thousands)	November 30, 2024	November 30, 2023
Interest income	$159	$1,292
Change in fair valuation of contingent consideration	—	110
(Loss) gain on currency exchange	(15)	44
Total other income	$144	$1,446

NOTE 4 – COMMITMENTS AND CONTINGENCIES
Leases
Rent expense, including common area maintenance fees, was $0.2 million and $0.1 million for the three months ended November 30, 2024 and 2023, respectively.
Lease liability maturities as of November 30, 2024, were as follows:

(in thousands)	Years Ending August 31,	Amount
Remainder of 2025		$424
2026		473
2027		210
2028		133
2029		65
Thereafter		278
Total undiscounted liabilities		1,583
Less: imputed interest		(263)
Total operating lease liabilities (including current portion)		$1,320
Employment Agreements

In the normal course of business, the Company has entered into employment agreements with certain of its executive officers that may require compensation payments upon termination.
Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more-likely-than-not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal years 2020 through 2024 are open for audit, and our state tax returns for fiscal years 2019 through 2024 remain open for audit.

Our review of prior-year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.
Litigation

We are not a party to any legal proceedings and are not aware of any pending or threatened legal proceedings of any kind.
NOTE 5 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of Company's common stock outstanding for the three months ended November 30, 2024 and 2023 were as follows:

	Three Months Ended
(in thousands)	November 30, 2024	November 30, 2023
Common stock outstanding, beginning of period	20,051	19,938
Common stock issued during the period	34	28
Common stock outstanding, end of period	20,085	19,966
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
As of November 30, 2024, employees and directors of the Company held Qualified Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) to purchase an aggregate of 2.2 million shares of common stock at exercise prices ranging from $6.85 to $66.14 per share.
The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts)
Activity for the three months ended November 30, 2024	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2024	1,906	$37.64	6.91 years
Granted	347	33.29
Exercised	(37)	13.97
Canceled/Forfeited	(59)	44.03
Outstanding, November 30, 2024	2,157	$37.17	7.22 years
Vested and Exercisable, November 30, 2024	995	$33.91	5.45 years
Vested and Expected to Vest, November 30, 2024	2,104	$37.08	7.18 years
The total grant-date fair value of nonvested stock options as of November 30, 2024, was $22.2 million and is amortizable over a weighted-average period of 3.42 years.
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
The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the three months ended November 30, 2024 and for the fiscal year ended August 31, 2024:

(in thousands, except weighted-average amounts)	Three Months Ended November 30, 2024	Fiscal Year 2024
Estimated fair value of awards granted	$6,057	$11,902
Unvested forfeiture rate	6.25%	5.53%
Weighted-average grant price	$33.29	$40.76
Weighted-average market price	$33.29	$40.76
Weighted-average volatility	46.98%	44.63%
Weighted-average risk-free rate	3.93%	4.77%
Weighted-average dividend yield	0.00%	0.59%
Weighted-average expected life	6.61 years	6.59 years
The exercise prices for the options outstanding at November 30, 2024, ranged from $6.85 to $66.14 per share, and the information relating to these options is as follows:
(in thousands except prices and weighted-average amounts)

Exercise Price Per Share		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	109	1.24 years	$9.71	109	1.24 years	$9.71
$9.78	$18.76	139	2.23 years	$10.07	139	2.23 years	$10.07
$18.77	$33.40	505	8.17 years	$31.02	142	4.35 years	$25.32
$33.41	$47.63	1,126	8.14 years	$41.35	436	7.60 years	$41.26
$47.64	$66.14	278	6.56 years	$55.67	169	6.15 years	$57.31
		2,157	7.22 years	$37.17	995	5.45 years	$33.91
During the three months ended November 30, 2024, we issued 4,960 shares of stock valued at $0.1 million to our nonmanagement directors as compensation for board-related duties.
The Company's par-value common stock and additional paid-in capital as of November 30, 2024, were $11 thousand and $154.4 million, respectively.
Share Repurchases
No share repurchases were made during the three months ended November 30, 2024.

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
Revenue concentration shows that international sales accounted for 24% and 25% of revenue for the three months ended November 30, 2024 and 2023, respectively. Our three largest customers in terms of revenue accounted for 7%, 6%, and 5% of total revenues, respectively, for the three months ended November 30, 2024. Our three largest customers in terms of revenue accounted for 8%, 8%, and 5% of revenue, respectively, for the three months ended November 30, 2023.
Accounts-receivable concentrations show that our three largest customers in terms of accounts receivable each comprised between 4% and 14% of accounts receivable as of November 30, 2024; our three largest customers in terms of accounts receivable comprised between 7% and 9% of accounts receivable as of November 30, 2023. As of December 18, 2024, the largest customer, which comprised 14% of accounts receivable as of November 30, 2024, was current with respect to all open invoices within a de minimis amount.
We operate in biosimulation, simulation-enabled performance and intelligence solutions, and medical communications to the biopharma industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.

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
The following tables summarize the results for each segment for the three months ended November 30, 2024 and 2023, respectively:

(in thousands)	Three Months Ended November 30, 2024
	Software	Services	Total
Revenues	$10,715	$8,209	$18,924
Cost of revenues	2,638	6,068	8,706
Gross profit	$8,077	$2,141	$10,218
Gross margin	75%	26%	54%
Our software business and services business represented 57% and 43% of total revenue, respectively, for the three months ended November 30, 2024.

(in thousands)	Three Months Ended November 30, 2023
	Software	Services	Total
Revenues	$7,589	$6,911	$14,500
Cost of revenues	991	3,661	4,652
Gross profit	$6,598	$3,250	$9,848
Gross margin	87%	47%	68%
Our software business and services business represented 52% and 48% of total revenue, respectively, for the three months ended November 30, 2023.
The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended November 30, 2024 and 2023 were as follows:

	Three Months Ended
(in thousands)	November 30, 2024		November 30, 2023
	$	% of total*	$	% of total
Americas	$14,469	76%	$10,891	75%
EMEA	2,720	14%	2,302	16%
Asia Pacific	1,735	9%	1,307	9%
Total	$18,924	100%	$14,500	100%
*Percentages may not add due to rounding

NOTE 8 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.2 million and $0.1 million for the three months ended November 30, 2024 and 2023, respectively.
NOTE 9 - SUBSEQUENT EVENTS
In support of the Company's remote work culture and plan to reduce excess office space toward achieving its carbon footprint reduction targets, the Company fully exited four office locations in Lancaster, California; Raleigh, North Carolina; Buffalo, New York; and Pittsburgh, Pennsylvania. As a result, the company moved it's headquarters from Lancaster, California to Research Triangle Park, North Carolina and also maintains a European office in Paris, France.
The Company has settled the final payment of $1.6 million related to the holdback liability from the Immunetrics acquisition.
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
Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on October 30, 2024, and elsewhere in this document and in our other filings with the SEC.
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

Management Overview
First Quarter Financial Highlights:
•Consolidated revenues increased by $4.4 million, or 31%, to $18.9 million for the three months ended November 30, 2024, compared to $14.5 million for the three months ended November 30, 2023.
•Consolidated gross profit increased by $0.4 million, or 4%, to $10.2 million for the three months ended November 30, 2024, compared to $9.8 million for the three months ended November 30, 2023.
•Income from operations decreased by $0.8 million, or 87%, to $0.1 million for the three months ended November 30, 2024, from $1.0 million for the three months ended November 30, 2023.
•Net income decreased by $1.7 million, or 89% to $0.2 million for the three months ended November 30, 2024, compared to $1.9 million for the three months ended November 30, 2023.
•Diluted earnings per share decreased by $0.09 or 90% to $0.01 for the three months ended November 30, 2024, compared to $0.10 for the three months ended November 30, 2023.
Results of Operations
Comparison of Three Months Ended November 30, 2024 and 2023

(in thousands)	Three Months Ended		% of Revenue
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023	$ Change	% Change
Revenue	$18,924	$14,500	100%	100%	$4,424	31%
Cost of revenue	8,706	4,652	46%	32%	4,054	87%
Gross profit	10,218	9,848	54%	68%	370	4%
Research and development	1,848	1,217	10%	8%	631	52%
Sales and marketing	2,851	1,989	15%	14%	862	43%
General and administrative	5,393	5,682	28%	39%	(289)	(5)%
Total operating expenses	10,092	8,888	53%	61%	1,204	14%
Income from operations	126	960	1%	7%	(834)	(87)%
Other income, net	144	1,446	1%	10%	(1,302)	(90)%
Income before income taxes	270	2,406	1%	17%	(2,136)	(89)%
Provision for income taxes	(64)	(461)	—%	(3)%	397	86%
Net income	$206	$1,945	1%	13%	$(1,739)	(89)%
Revenues
Revenues increased by $4.4 million, or 31%, to $18.9 million for the three months ended November 30, 2024, compared to $14.5 million for the three months ended November 30, 2023. This increase is primarily due to a $3.1 million, or 41%, increase in software-related revenue and a $1.3 million, or 19%, increase in service-related revenue when compared to the three months ended November 30, 2023. The software-related revenue increase of $3.1 million, or 41%, compared to the three months ended November 30, 2023, was primarily due to additional revenue from ALI of $1.7 million, higher revenues from CPP-software of $0.7 million, and higher revenues from QSP-software $0.4 million. The service-related revenue increase of $1.3 million, or 19%, compared to the three months ended November 30, 2023, was primarily due to additional revenue from MC of $1.9 million, offset by lower revenue from QSP-services of $0.3 million and lower revenue from CPP-services of $0.2 million.
Cost of revenues

Cost of revenues increased by $4.1 million, or 87%, for the three months ended November 30, 2024, compared to the three months ended November 30, 2023. This increase is primarily due to a $1.6 million or 166%, increase in software-related cost and a $2.4 million or 66%, increase in service-related costs. The software-related costs increase of $1.6 million or 166%, compared to the three months ended November 30, 2023, was primarily due to additional costs from ALI of $1.0 million, $0.4 million of higher amortization of capitalized software cost, $0.3 million of costs due to increased revenues, offset by a decrease of $0.2 million of fully amortized TSRL in the third quarter of fiscal year 2024. The service-related costs increase of $2.4 million or 66%, compared to the three months ended November 30, 2023, was primarily due to additional costs from MC of $1.5 million, and $0.8 million shift from G&A expense to cost of revenues, due to the reorganization of our internal structure from divisions to business units. The $0.8 million increase in cost of revenues corresponds to the $0.8 million decrease in general and administrative expenses discussed below.
Gross profit
Gross profit increased by $0.4 million or 4%, to $10.2 million for the three months ended November 30, 2024, compared to $9.8 million for the three months ended November 30, 2023. The gross profit increased in our software business by $1.5 million, or 22%, and decreased for our services business by $1.1 million, or 34%.
Overall gross margin percentage was 54% and 68% for the three months ended November 30, 2024 and 2023, respectively.
Research and development
We incurred $2.6 million of research and development costs during the three months ended November 30, 2024. Of this amount, $0.7 million was capitalized as a part of capitalized software development costs and $1.8 million was expensed. We incurred $2.2 million of research and development costs during the three months ended November 30, 2023. Of this amount, $0.9 million was capitalized and $1.2 million was expensed. Research and development spend increased by $0.4 million, or 19%, for the three months ended November 30, 2024, compared to the three months ended November 30, 2023, primarily due to an increase of $0.4 million from the acquisition of Pro-ficiency. This corresponds to a 2% increase in research and development expense as a percentage of revenue.
Sales and marketing expenses
Sales and marketing expenses increased by $0.9 million, or 43%, to $2.9 million for the three months ended November 30, 2024, compared to $2.0 million for the three months ended November 30, 2023. This corresponds to a 1% increase in sales and marketing expense as a percentage of revenue. The increase was primarily due to an increase of $0.6 million from the acquisition of Pro-ficiency.
General, and administrative expenses
General, and administrative (“G&A”) expenses decreased by $0.3 million, or 5%, to $5.4 million for the three months ended November 30, 2024, compared to $5.7 million for the three months ended November 30, 2023. This corresponds to an 11% decrease in G&A expense as a percentage of revenue. The decrease is primarily driven by a $0.8 million shift from G&A expense to cost of revenues, as referenced above, due to the reorganization of our internal structure from divisions to business units, offset by an increase of $0.4 million from the acquisition of Pro-ficiency.
Other income
Total other income was $0.1 million for the three months ended November 30, 2024, compared to total other income of $1.4 million for the three months ended November 30, 2023. $1.1 million of the decrease in interest income is attributable to the usage of cash from investment in debt securities to acquire Pro-ficiency.
Provision for income taxes
The provision for income taxes was $0.1 million for the three months ended November 30, 2024, compared to $0.5 million for the three months ended November 30, 2023. Our effective tax rate was at 24% for the three months ended November 30, 2024, compared to 19% for the three months ended November 30, 2023.

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

Except as discussed elsewhere in this Quarterly Report, we are not aware of any trends or demands, commitments, events, or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets.
Cash, Cash Equivalents, and Investments
At November 30, 2024, the Company had $6.2 million in cash and cash equivalents, $12.0 million in short-term investments, and working capital of $30.7 million. Short-term investments consist of highly liquid investment-grade fixed-income securities, diversified among industries and issuers. The investments are U.S.-dollar-denominated securities. Our fixed-income investments are exposed to interest rate risk and credit risk. The settlement risk related to these investments is insignificant, given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities and can readily be converted to cash when needed.
Cash Flows
Operating Activities
Net cash used in operating activities was $1.3 million for the three months ended November 30, 2024. Our operating cash flows resulted in part from our net income of $0.2 million, offset by cash payments we made to third parties for their services and employee compensation. The changes in liabilities balances were primarily driven by annual bonus payments of $1.8 million, $1.1 million payments of accrued expenses, and one-time severance payments of $0.3 million. The changes in balances of accounts receivable of $3.7 million was primarily due to invoicing that occurred closer to the end of the current quarter.
Net cash provided by operating activities was $0.2 million for the three months ended November 30, 2023. Our operating cash flows resulted primarily from our net income of $1.9 million. In addition, $3.3 million related to changes in balances of operating assets and liabilities was added to net income and $1.5 million related to noncash charges was added to net income to reconcile to cash flow from operations. The changes in balances of other liabilities of $2.1 million were primarily driven by annual bonus payments of $3.1 million offset by bonus accrual of $1.0 million. The changes in balances of prepaid expenses and other current assets is primarily due to increase in prepaid expenses of $1.1 million.
Net cash used in operating activities decreased by $1.4 million during the three months ended November 30, 2024, compared to the three months ended November 30, 2023. This decrease was driven by working capital changes as explained above for both comparative periods.
Investing Activities
Net cash used in investing activities during the three months ended November 30, 2024, was $3.1 million, primarily due to purchase of short-term investments of $3.5 million and computer software development costs of $0.6 million, offset by proceeds from maturities of short-term investments of $1.5 million.
Net cash used in investing activities during the three months ended November 30, 2023, was $16.9 million, primarily due to purchase of short-term investments of $30.5 million and computer software development costs of $0.9 million, offset by the proceeds from maturities of short-term investments of $14.8 million.

Financing Activities

Net cash provided by financing activities during the three months ended November 30, 2024, was $0.3 million, primarily due to proceeds from the exercise of stock options totaling $0.3 million.

Net cash used in financing activities during three months ended November 30, 2023, was $1.0 million, primarily due to dividend payments totaling $1.2 million, offset by proceeds from the exercise of stock options totaling $0.2 million.

Pro-ficiency Acquisition

On June 11, 2024, the Company entered into a Stock Purchase Agreement, by and among the Company, Pro-ficiency, each of the stockholders of Pro-ficiency (collectively, the “Sellers”) and WRYP Stockholders Services, LLC, solely in its capacity as the Sellers’ Representative (the “Purchase Agreement”). Pursuant to the Purchase Agreement, at closing on June 11, 2024, (the “Closing”), the Company purchased 100% of the issued and outstanding capital stock of Pro-ficiency (the “Acquisition”) from the Sellers for an aggregate purchase price of $100 million in cash, subject to post-closing adjustments for net working capital, closing cash, indebtedness, and transaction expenses (collectively, the “Purchase Price”). An aggregate of $1 million of the Purchase Price was placed in escrow to fund payment obligations of the Sellers with respect to post-Closing Purchase Price adjustments and post-Closing indemnification obligations of the Sellers, and another portion of the Purchase Price was deposited into an account to reimburse the Seller Representative for any fees and expenses incurred by the Seller Representative in performing its duties under the Purchase Agreement as the representative of the Sellers. As a result of the Acquisition, at Closing, Pro-ficiency became a wholly-owned subsidiary of the Company.

The Purchase Agreement contains standard representations, warranties and covenants, and other terms customary in similar transactions. Subject to the provisions of the Purchase Agreement, the Sellers have agreed to indemnify the Company and its affiliates for losses resulting from breaches of representations, warranties, and covenants of the Sellers and Pro-ficiency in the Purchase Agreement and for certain other specified matters. The Sellers’ indemnification obligations are subject to various limitations, including, among other things, a deductible, caps, and time limitations.

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
Immunetrics Acquisition
The Company has a remaining obligation for the Immunetrics acquisition for up to $5.5 million which is expected to be paid out and released, to the extent earned and less any applicable deductions, in early calendar year 2025. The Company has settled the final payment of $1.6 million related to holdback liability from the Immunetrics acquisition.
Share Repurchases
For the three months ended November 30, 2024 and 2023, respectively, we did not repurchase any shares of Company stock. As of November 30, 2024, $30 million remains available for additional repurchases under our authorized repurchase program. However, we are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of further share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The share repurchase program has no expiration date but may be terminated at any time at our Board of Directors’ discretion.
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

Revenue Recognition

We generate revenue primarily from the sale of software licenses, and providing consulting services to the pharmaceutical industry for drug development.

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

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Contracts generally have fixed pricing terms and are not subject to variable pricing. The Company considers the nature and significance of each specific performance obligation under a contract when allocating the proceeds under each contract. Accounting for contracts includes significant judgement in the estimation of estimated hours/cost to be incurred on consulting contracts, and the de minimis nature of the post-sales costs associated with software sales.

Capitalized Computer Software Development Costs

Software development costs are capitalized in accordance with ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $0.7 million and $0.9 million for the three months ended November 30, 2024 and 2023, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products, not to exceed five years. Amortization of software development costs amounted to $0.8 million and $0.4 million, respectively for the three months ended November 30, 2024 and 2023, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of November 30, 2024, after completion of the Company's internal reorganization, the Company determined that it had six reporting units: CHEM, PBPK, QSP, CPP, MC, and ALI.

As of November 30, 2024, the entire balance of goodwill was attributed to four of the Company's reporting units, CPP, QSP, ALI, and MC. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. No impairment losses were recorded during the three months ended November 30, 2024 and 2023, respectively.

Business Acquisitions

The Company accounted for the acquisitions using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted-average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition.

Research and Development Costs

Research and development costs are charged to expense as incurred until technological feasibility has been established, or when the costs are for maintenance and minor modification of existing software products that do not add significant new capabilities to the products. These costs include salaries and benefits, laboratory experiments, and purchased software that was developed by other companies and incorporated into, or used in the development of, our final products.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation costs include the estimated grant-date fair value of awards amortized over the options’ vesting period. Stock-based compensation costs, not including shares issued to directors for services, was $1.7 million and $1.3 million, for the three months ending November 30, 2024 and 2023, respectively.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of November 30, 2024, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of November 30, 2024 that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
No change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

For a description of our material pending legal proceedings, please see Note 4, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A.    Risk Factors
Please carefully consider the information set forth in this Quarterly Report and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Except as set forth below, there have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended November 30, 2024, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

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

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Research Triangle Park, State of North Carolina, on January 8, 2025.

SIMULATIONS PLUS, INC.

Date:	January 8, 2025	By:	/s/ Will Frederick
Will Fredrick Chief Financial Officer (Principal financial officer) and Chief Operating Officer