Form 10-Q
period 2025-02-28
Simulations Plus, Inc.
filed 2025-04-04
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 31, 2025, was 20,111,045.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended February 28, 2025

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at February 28, 2025 and August 31, 2024	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended February 28, 2025 and February 29, 2024	4

	Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended February 28, 2025 and February 29, 2024	5

	Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2025 and February 29, 2024	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	36

Item 6.	Exhibits	37

	Signatures	38
PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
(in thousands, except share and per share amounts)	February 28, 2025	August 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$10,992	$10,311
Accounts receivable, net of allowance for credit losses of $179 and $149	16,493	9,136
Prepaid income taxes	1,375	2,197
Prepaid expenses and other current assets	7,464	7,753
Short-term investments	10,393	9,944
Total current assets	46,717	39,341
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $20,290 and $18,727	12,452	12,499
Property and equipment, net	800	812
Operating lease right-of-use assets	827	1,027
Intellectual property, net of accumulated amortization of $7,659 and $5,490	20,961	23,130
Other intangible assets, net of accumulated amortization of $3,819 and $3,177	22,910	23,210
Goodwill	96,305	96,078
Other assets	455	542
Total assets	$201,427	$196,639
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,206	$602
Accrued compensation	4,431	4,513
Accrued expenses	1,399	2,043
Contracts payable - current portion	—	2,440
Operating lease liability - current portion	313	475
Deferred revenue	3,346	1,996
Total current liabilities	10,695	12,069
Long-term liabilities
Deferred income taxes, net	701	1,608
Operating lease liability - net of current portion	483	531
Total liabilities	11,879	14,208
Commitments and contingencies - note 4	—	—
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value and additional paid-in capital —50,000,000 shares authorized; 20,111,045 and 20,051,134 shares issued and outstanding	156,229	152,328
Retained earnings	33,634	30,354
Accumulated other comprehensive loss	(315)	(251)
Total shareholders' equity	189,548	182,431
Total liabilities and shareholders' equity	$201,427	$196,639
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per common share amounts)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenues
Software	$13,484	$11,614	$24,199	$19,203
Services	8,948	6,691	17,157	13,602
Total revenues	22,432	18,305	41,356	32,805
Cost of revenues
Software	2,587	1,348	5,225	2,339
Services	6,718	3,736	12,786	7,397
Total cost of revenues	9,305	5,084	18,011	9,736
Gross profit	13,127	13,221	23,345	23,069
Operating expenses
Research and development	2,143	1,312	3,991	2,529
Sales and marketing	3,717	1,949	6,568	3,938
General and administrative	4,555	5,518	9,948	11,200
Total operating expenses	10,415	8,779	20,507	17,667
Income from operations	2,712	4,442	2,838	5,402
Other income	796	810	940	2,256

Income before income taxes	3,508	5,252	3,778	7,658
Provision for income taxes	(434)	(1,223)	(498)	(1,684)
Net income	$3,074	$4,029	$3,280	$5,974

Earnings per share
Basic	$0.15	$0.20	$0.16	$0.30
Diluted	$0.15	$0.20	$0.16	$0.29

Weighted-average common shares outstanding
Basic	20,097	19,975	20,082	19,961
Diluted	20,277	20,315	20,262	20,288

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(26)	(15)	(68)	(69)
Unrealized gains on available-for-sale securities	—	—	4	—
Comprehensive income	$3,048	$4,014	$3,216	$5,905
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per common share amounts)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Common stock and additional paid in capital
Balance, beginning of period	$154,424	$146,591	$152,328	$144,974
Exercise of stock options	28	146	316	310
Stock-based compensation	1,642	1,585	3,315	2,888
Shares issued to Directors for services	135	150	270	300
Balance, end of period	156,229	148,472	156,229	148,472

Retained earnings
Balance, beginning of period	30,560	25,945	30,354	25,196
Declaration of dividends	—	(1,198)	—	(2,394)
Net income	3,074	4,029	3,280	5,974
Balance, end of period	33,634	28,776	33,634	28,776

Accumulated other comprehensive loss
Balance, beginning of period	(289)	(195)	(251)	(141)
Other comprehensive income (loss)	(26)	(15)	(64)	(69)
Balance, end of period	(315)	(210)	(315)	(210)
Total shareholders’ equity	$189,548	$177,038	$189,548	$177,038
Cash dividends declared per common share	$—	$0.06	$—	$0.12
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024
Cash flows from operating activities
Net income	$3,280	$5,974
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,539	2,196
Change in fair value of contingent consideration	(640)	330
Discharge of holdback obligation related to Immunetrics acquisition	(224)	—
Amortization of investment discounts	(60)	(796)
Stock-based compensation	3,416	3,147
Deferred income taxes	(907)	(885)
Currency translation adjustments	(68)	(69)
(Increase) decrease in
Accounts receivable	(7,357)	(2,913)
Prepaid income taxes	822	(560)
Prepaid expenses and other assets	376	(1,170)
Increase (decrease) in
Accounts payable	604	216
Other liabilities	(736)	1,145
Deferred revenue	1,350	(643)
Net cash provided by operating activities	4,395	5,972

Cash flows from investing activities
Purchases of property and equipment	(152)	(433)
Purchase of short-term investments	(5,000)	(48,989)
Proceeds from maturities of short-term investments	3,620	36,252
Proceeds from sales of investments	995	—
Purchase of long-term investments	—	(9,024)
Purchased intangibles	(342)	(467)
Net working capital & excess cash settlement - Pro-ficiency acquisition	(227)	—
Capitalized computer software development costs	(1,348)	(1,719)
Net cash used in investing activities	(2,454)	(24,380)

Cash flows from financing activities
Payment of dividends	—	(2,394)
Payments on contracts payable	(1,576)	—
Proceeds from the exercise of stock options	316	310
Net cash used in financing activities	(1,260)	(2,084)

Net increase in cash and cash equivalents	681	(20,492)
Cash and cash equivalents, beginning of period	$10,311	$57,523
Cash and cash equivalents, end of period	$10,992	$37,031

Supplemental disclosures of cash flow information
Income taxes paid	$616	$3,142
Non-Cash Investing and Financing Activities
Right of use assets capitalized	$451	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended February 28, 2025 and February 29, 2024
NOTE 1 – DESCRIPTION OF BUSINESS
Simulations Plus, Inc. (the “Company”) was incorporated in California on July 17, 1996. We are a global leader and premier provider in the biopharma sector, offering advanced software and consulting services that enhance drug discovery, development, research, clinical trial operations, regulatory submissions, and commercialization. With the June 2024 acquisition of Pro-ficiency Holdings, Inc. and its subsidiaries (collectively, “Pro-ficiency”), the Company extended its reach across the drug development value chain from the initial protocol stage through all phases of clinical research and development (“R&D”) to product commercialization. The Company now has a one-of-a-kind platform to serve its clients at every step in the drug development process. This optimizes efficiency, costs, and time-to-market for our clients and enhances our competitive position.
Effective January 1, 2025, the Company merged Pro-ficiency with and into the Company through a short-form merger (the “Merger”). To effectuate the Merger, the Company filed Certificates of Ownership with the Secretaries of State of the states of Delaware (Pro-ficiency's state of incorporation) and California (Simulation Plus’ state of incorporation). Consummation of the Merger was not subject to approval of the Company’s stockholders and did not impact the rights of the Company’s stockholders.
Our clients face many challenges. Developing new therapies is time-consuming and expensive, requiring an average of 10-15 years and an average cost of approximately $1.3-$2.8 billion to develop a single drug. Drug sponsors must prioritize not only efficacy and safety of the drug, but also issues like drug-drug interactions, inclusion of diverse populations, regulatory approvals, reduction of animal testing, safety and compliance during clinical trials, and commercial success.

Our model-informed drug development (“MIDD”) software and services allow clients to use modeling and simulation to accelerate drug development, reduce the costs of R&D, comply with regulatory guidance and best practices, and increase confidence in the safety and efficacy of their drugs. Our adaptive learning solutions support the success of clinical trials by increasing the diversity and retention of participants and by driving competency and compliance with trial protocols, while our medical communications solutions provide support in obtaining regulatory approval and commercialization of drugs.

At the beginning of fiscal year 2024, the Company reorganized its internal structure to create a more integrated and cohesive operating platform based on key products and services offerings rather than separate divisions based on its prior acquisitions. This business unit restructuring is engendering greater scientific collaboration and knowledge-sharing within the Company, leading to identifying new opportunities that both advance the Company’s business objectives and deepen client relationships. Continuing with our strategic plan of aligning our business units around products and services, the Pro-ficiency acquisition resulted in two new business units, Adaptive Learning & Insights and Medical Communications, giving the Company six total business units:

•Cheminformatics (“CHEM”);
•Physiologically Based Pharmacokinetics (“PBPK”);
•Clinical Pharmacology and Pharmacometrics (“CPP”);
•Quantitative Systems Pharmacology (“QSP”);
•Adaptive Learning & Insights (“ALI”); and
•Medical Communications (“MC”).

The Company was previously headquartered in Southern California; however, in support of the Company's remote work culture and plan to reduce excess office space to achieve its carbon footprint reduction targets, the Company fully exited four office locations in Lancaster, California; Raleigh, North Carolina; Buffalo, New York; and Pittsburgh, Pennsylvania. As a result, the company moved its headquarters from Lancaster, California to Research Triangle Park, North Carolina, and also maintains a European office in Paris, France.

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

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606, we determine revenue recognition through the following steps:

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
Software Revenues:
Software revenues are primarily derived from the sale of software licenses, which are recognized at the time the software is unlocked and the license term begins. Most licenses are for a duration of one year or less.

In addition to the software license, we provide a minimal level of customer support to assist customers with software usage. If customers require more extensive support, they may enter into a separate agreement for additional training services.

The majority of the software is installed on customers’ servers, and the Company does not maintain control over the software post-sale, except through licensing parameters that govern the number of users, accessible modules, and license expiration dates.

The Pro-ficiency adaptive learning platform includes software customization by incorporating content tailored to specific needs. Following customization, it generates a recurring revenue stream throughout the duration of a clinical trial.

Payments are generally due upon invoicing on a net-30 basis, unless alternative payment terms are negotiated with the customer based on their payment history. Standard industry practices apply.

For certain software arrangements, the Company hosts the licenses on servers maintained by the Company. Revenue for those arrangements is accounted as Software as a Service over the life of the contract. These arrangements account for a small portion of software revenues of the Company.
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
Grant revenue:
The Company receives government assistance in the form of cash grants which vary in size, duration, and conditions from domestic governmental agencies. Accounting for grant revenue does not fall under ASC 606, Revenue from Contracts with Customers. For government assistance in which no specific US GAAP applies, the Company accounts for such transactions as revenue and by analogy to a grant model. The grant revenue is recognized on a gross basis. The grant revenue is recognized over the duration of the program when the conditions attached to the grant are achieved. If conditions are not satisfied, the grants are often subject to reduction, repayment, or termination. The Company classifies the impact of government assistance on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income as services revenue.
The Company received assistance from domestic governmental agencies to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The grants awarded are currently set to expire at various dates through 2025. The Company recognized $0.2 million and $0.3 million and $0.4 million and $0.7 million for the three and six months ended February 28, 2025, and February 29, 2024, respectively, within Services revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income related to such assistance. Amounts that have been earned but not yet funded are included in accounts receivable. Computer equipment allowable by the grants is classified under fixed assets. Subawards due to unrelated entities are classified under accrued expenses.
Remaining Performance Obligations
As of February 28, 2025, remaining performance obligations were $15.1 million; 98% of the remaining performance obligations are expected to be recognized over the next twelve months, with the remainder expected to be recognized thereafter.
Disaggregation of Revenues

The components of revenue for the three and six months ended February 28, 2025 and February 29, 2024, respectively, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Software licenses
Point in time	$12,412	$11,354	$22,531	$18,675
Over time	1,072	260	1,668	528
Services
Over time	8,948	6,691	17,157	13,602
Total revenues	$22,432	$18,305	$41,356	$32,805
Contract Balances
Contract assets excluding accounts receivable balances as of February 28, 2025, and August 31, 2024, were $5.4 million and $5.9 million, respectively.

During the three and six months ended February 28, 2025, the Company recognized $0.4 million and $1.9 million of revenue, respectively, that was included in contract liabilities as of August 31, 2024, and during the three and six months ended February 29, 2024, the Company recognized $0.4 million and $2.5 million of revenue, respectively, that was included in contract liabilities as of August 31, 2023.
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
The activity in the allowance for credit losses related to our accounts receivable is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Balance, beginning of period	$145	$37	$149	$46
Provision for credit losses	18	(7)	22	(16)
Write-offs	16	—	8	—
Balance, end of period	$179	$30	$179	$30
Investments
The Company may invest excess cash balances in short-term and long-term marketable debt securities. Investments may consist of certificates of deposit, money market accounts, government-sponsored enterprise securities, corporate bonds, and/or commercial paper within the parameters of our investment policy and guidelines. The Company accounts for its investments in marketable debt securities in accordance with ASC 320, Investments – Debt and Equity Securities. This statement requires debt securities to be classified into three categories:

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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We reassess the appropriateness of that classification at each reporting date. During the three and six months ended February 28, 2025 and for the year ended August 31, 2024, all of our debt investments were classified as AFS.
Research & Development and Capitalized Software Development Costs
R&D activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with FASB ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, and R&D consulting, were $2.9 million and $5.5 million during the three and six months ended February 28, 2025, respectively, of which $0.8 million and $1.5 million, respectively, were capitalized. R&D expenditures during the three and six months ended February 29, 2024, were $2.1 million and $4.3 million, respectively, of which $0.8 million and $1.8 million, respectively, were capitalized.
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
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $0.8 million and $0.4 million for the three months ended February 28, 2025, and February 29, 2024, respectively, and $1.6 million and $0.8 million for the six months ended February 28, 2025, and February 29, 2024, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
The Company assesses capitalized computer software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment losses were recorded during the three and six months ended February 28, 2025, and February 29, 2024, respectively.
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
Leases
The Company determines if an arrangement is a lease at inception and whether its classification as either an operating or finance lease at lease commencement. The Company's current portfolio includes operating leases. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities (current and long-term) in our condensed consolidated balance sheets.
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
Supplemental information related to operating leases was as follows as of February 28, 2025:

(in thousands)
ROU assets	$827
Lease liabilities, current	$313
Lease liabilities, long-term	$483
Operating lease costs	$274
Weighted-average remaining lease term	5.20 years
Weighted-average discount rate	4.51%
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
Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill and indefinite-lived intangible assets are tested for impairment on the last day of the fiscal year or when events or circumstances change that would indicate that they might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.
The below is a reconciliation of Goodwill for the six months ended February 28, 2025:

(in thousands)	CPP	QSP	ALI	MC	Total
Balance, August 31, 2024	$7,323	$11,776	$31,108	$45,871	$96,078
Addition	—	—	—	—	—
Measurement period adjustment*	—	—	92	135	227
Impairments	—	—	—	—	—
Balance, February 28, 2025	$7,323	$11,776	$31,200	$46,006	$96,305
*Adjustment for net working capital & excess cash settlement in association with Pro-ficiency acquisition
The following table summarizes other intangible assets as of February 28, 2025:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$12,610	$—	$12,610
Covenants not to compete	Straight line 2 to 3 years	100	43	57
Other internal use software	Straight line 3 to 13 years	950	78	872
Customer relationships	Straight line 8 to 14 years	10,540	3,231	7,309
ERP	Straight line 15 years	2,529	467	2,062
		$26,729	$3,819	$22,910
The following table summarizes other intangible assets as of August 31, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	None	$12,610	$—	$12,610
Covenants not to compete	Straight line 2 to 3 years	100	23	77
Other internal use software	Straight line 3 to 13 years	608	47	561
Customer relationships	Straight line 8 to 14 years	10,540	2,726	7,814
ERP	Straight line 15 years	2,529	381	2,148
		$26,387	$3,177	$23,210
Total amortization expense for the three months ended February 28, 2025, and February 29, 2024, was $0.3 million and $0.3 million, respectively, and amortization expense for the six months ended February 28, 2025, and February 29, 2024, was $0.6 million and $0.5 million, respectively.
Estimated future amortization of finite-lived intangible assets for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of fiscal year 2025	$694
2026	$1,264
2027	$1,216
2028	$1,052
2029	$1,052
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

The Company invests a portion of excess cash in short-term debt securities. Short-term debt securities investments as of February 28, 2025, and August 31, 2024, consisted of corporate bonds and term deposits with maturities remaining of less than 12 months. In addition, under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. The Company may also invest excess cash in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. The Company accounts for its investments in accordance with ASC 320, Investments - Debt and Equity Securities. As of February 28, 2025, all investments were classified as AFS securities. Unrealized losses on investments as of February 28, 2025, and August 31, 2024, were primarily caused by rising interest rates rather than changes in credit quality; thus the Company did not record an allowance for credit losses.
The following tables summarize our short-term investments as of February 28, 2025, and August 31, 2024:

	February 28, 2025
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$5,000	$—	$—	$5,000
Corporate debt securities (due within one year)	5,389	4	—	5,393
Total Level 1	10,389	4	—	10,393
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total available-for-sale securities	$10,389	$4	$—	$10,393

	August 31, 2024
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$1,500	$—	$—	$1,500
Corporate debt securities (due within one year)	8,448	—	(4)	8,444
Total Level 1	9,948	—	(4)	9,944
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total available-for-sale securities	$9,948	$—	$(4)	$9,944

During the three months ended February 28, 2025, the Company completed the final payment of $1.6 million related to the holdback liability from the acquisition of Immunetrics, Inc. (“Immunetrics”). Additionally, based on earned revenue for Immunetrics during the second earnout measurement period, the Company has assessed the fair value of the earnout liability to be zero. However, the final settlement with the sellers is pending, and while the Company does not anticipate any earnout payment, it is still subject to final determination. As of August 31, 2024, the Company had a liability for contingent consideration related to its acquisition of Immunetrics. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in markets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the fair value of the contingent consideration obligations are presented in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
The following is a reconciliation of contingent consideration at fair value:

(in thousands)	Amount
Contingent consideration at August 31, 2024	$640
Contingent consideration payment	—
Change in fair value of contingent consideration	(640)
Contingent consideration at February 28, 2025	$—

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

Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our condensed consolidated financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date, and we record those adjustments to our financial statements. We apply those measurement-period adjustments that we determine to be material retrospectively to comparative information in our financial statements, including adjustments to depreciation and amortization expense.

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

During the three months ended February 28, 2025, and February 29, 2024, the Company recognized a mergers and acquisitions benefit of $0.1 million and $0, respectively. The Company deducted $0.2 million from the final settlement of the holdback liability in connection with the Immunetrics acquisition. During the six months ended February 28, 2025, and February 29, 2024, the Company recognized mergers and acquisitions expense of $0.1 million and less than $0.1 million, respectively. The Company records mergers and acquisition expenses in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
Research and Development Costs

Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs include salaries and purchased software that was developed by other companies and incorporated into, or used in the development of, our final products.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns.

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
The following table summarizes intellectual property as of February 28, 2025:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	$2,850	$2,452	$398
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	32	18
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,410	5,600
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	369	711
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	16,630	2,396	14,234
		$28,620	$7,659	$20,961
The following table summarizes intellectual property as of August 31, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	$2,850	$2,294	$556
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	30	20
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,173	5,837
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	261	819
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	16,630	732	15,898
		$28,620	$5,490	$23,130
Total amortization expense for intellectual property agreements was $1.1 million and $0.4 million for the three months ended February 28, 2025, and February 29, 2024, respectively, and $2.2 million and $0.8 million for the six months ended February 28, 2025, and February 29, 2024, respectively.
Estimated future amortization of intellectual property for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of fiscal year 2025	$2,170
2026	$4,264
2027	$4,024
2028	$3,979
2029	$3,066
Earnings per Share
We report earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and six months ended February 28, 2025, and February 29, 2024, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Numerator
Net income attributable to common shareholders	$3,074	$4,029	$3,280	$5,974

Denominator
Weighted-average number of common shares outstanding during the period	20,097	19,975	20,082	19,961
Dilutive effect of stock options	180	340	180	327
Common stock and common-stock equivalents used for diluted earnings per share	20,277	20,315	20,262	20,288
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718, Compensation - Stock Compensation. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, was $1.6 million and $1.6 million for the three months ended February 28, 2025, and February 29, 2024, respectively, and $3.3 million and $2.9 million for the six months ended February 28, 2025, and February 29, 2024, respectively.

Impairment of Long-lived Assets
We account for the impairment and disposition of long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded for the three and six months ended February 28, 2025, and February 29, 2024, respectively.
Recently Issued Accounting Standards
In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the ASC. ASU 2023-06's amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The Company does not expect ASU 2023-06 to have a material effect on its consolidated financial statements.
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
In December 2023, the FASB issued a new standard to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income-tax-related disclosures. The amendments will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
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
NOTE 3 – OTHER INCOME
The components of other income for the three and six months ended February 28, 2025, and February 29, 2024, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Interest income	$154	$1,348	$313	$2,640
Change in fair valuation of contingent consideration	640	(440)	640	(330)
(Loss) gain on currency exchange	2	(98)	(13)	(54)
Total other income	$796	$810	$940	$2,256

NOTE 4 – COMMITMENTS AND CONTINGENCIES
Leases
Rent expense, including common area maintenance fees ("CAM"), was $0.1 million and $0.1 million for the three months ended February 28, 2025, and February 29, 2024, respectively, and $0.2 million and $0.3 million for the six months ended February 28, 2025, and February 29, 2024, respectively.
Lease liability maturities as of February 28, 2025, were as follows:

(in thousands)	Years Ending August 31,	Amount
Remainder of fiscal year 2025		$194
2026		282
2027		86
2028		64
2029		64
Thereafter		273
Total undiscounted liabilities		963
Less: imputed interest		(167)
Total operating lease liabilities (including current portion)		$796
Income Taxes

We follow guidance issued by the FASB with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more-likely-than-not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal years 2021 through 2024 are open for audit, and our state tax returns for fiscal years 2020 through 2024 remain open for audit.

Our review of prior-year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.
Litigation

We are not a party to any legal proceedings and are not aware of any pending or threatened legal proceedings of any kind.
NOTE 5 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of Company's common stock outstanding for the three and six months ended February 28, 2025, and February 29, 2024, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Common stock outstanding, beginning of period	20,085	19,966	20,051	19,938
Common stock issued during the period	26	18	60	46
Common stock outstanding, end of period	20,111	19,984	20,111	19,984

The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts)
Activity for the six months ended February 28, 2025	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2024	1,906	$37.64	6.91 years
Granted	356	33.18
Exercised	(71)	13.50
Canceled/Forfeited	(97)	42.94
Outstanding, February 28, 2025	2,094	$37.46	7.05 years
Vested and Exercisable, February 28, 2025	990	$35.16	5.31 years
Vested and Expected to Vest, February 28, 2025	1,997	$37.49	6.95 years
The total grant-date fair value of nonvested stock options as of February 28, 2025, was $21.1 million and is amortizable over a weighted-average period of 3.20 years.
The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-valuation model was developed for use in estimating the fair value of stock options, which do not have vesting restrictions and are fully transferable. In addition, option-valuation models require the input of highly subjective assumptions, including the expected stock price volatility.
The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the six months ended February 28, 2025, and for the fiscal year ended August 31, 2024:

(in thousands, except weighted-average amounts)	Six Months Ended February 28, 2025	Fiscal Year 2024
Estimated fair value of awards granted	$6,190	$11,902
Unvested forfeiture rate	6.26%	5.53%
Weighted-average grant price	$33.18	$40.76
Weighted-average market price	$33.18	$40.76
Weighted-average volatility	46.93%	44.63%
Weighted-average risk-free rate	3.95%	4.77%
Weighted-average dividend yield	0.00%	0.59%
Weighted-average expected life	6.61 years	6.59 years
The exercise prices for the options outstanding at February 28, 2025, ranged from $6.85 to $66.14 per share, and the information relating to these options is as follows:
(in thousands except prices and weighted-average amounts)

Exercise Price Per Share		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	93	0.99 years	$9.71	93	0.99 years	$9.71
$9.78	$18.76	128	1.99 years	$10.08	128	1.99 years	$10.08
$18.77	$33.40	498	8.02 years	$31.07	147	4.16 years	$26.05
$33.41	$47.63	1,101	7.90 years	$41.36	429	7.36 years	$41.32
$47.64	$66.14	274	6.32 years	$55.65	193	5.89 years	$57.33
		2,094	7.05 years	$37.46	990	5.31 years	$35.16
During the three and six months ended February 28, 2025, and February 29, 2024, respectively, we issued 3,935 and 8,895 shares of stock valued at $0.1 million and $0.3 million, respectively, to our nonmanagement directors as compensation for board-related duties.
The Company's par-value common stock and additional paid-in capital as of February 28, 2025, were $11 thousand and $156.2 million, respectively.
Share Repurchases
No share repurchases were made during the three and six months ended February 28, 2025, and February 29, 2024.
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
Revenue concentration shows that international sales accounted for 26% and 29% of revenue for the six months ended February 28, 2025, and February 29, 2024, respectively. Our three largest customers in terms of revenue accounted for 7%, 6%, and 4% of total revenues, respectively, for the six months ended February 28, 2025. Our three largest customers in terms of revenue accounted for 11%, 4%, and 3% of total revenues, respectively, for the six months ended February 29, 2024.
Accounts-receivable concentrations show that our three largest customers in terms of accounts receivable each comprised between 4% and 13% of accounts receivable as of February 28, 2025; our five largest customers in terms of accounts receivable comprised between 4% and 19% of accounts receivable as of February 29, 2024. As of the filing date of this report, our largest customer, which represented 13% of accounts receivable as of February 28, 2025, was current on all outstanding invoices, except for a de minimis amount.
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
The following tables summarize the results for each segment for the three months ended February 28, 2025, and February 29, 2024, respectively. Please refer to Results of Operations within MD&A for a discussion of results in below tables:

(in thousands)	Three Months Ended February 28, 2025
	Software	Services	Total
Revenues	$13,484	$8,948	$22,432
Cost of revenues	2,587	6,718	9,305
Gross profit	$10,897	$2,230	$13,127
Gross margin	81%	25%	59%
Our software business and services business represented 60% and 40% of total revenue, respectively, for the three months ended February 28, 2025.

(in thousands)	Three Months Ended February 29, 2024
	Software	Services	Total
Revenues	$11,614	$6,691	$18,305
Cost of revenues	1,348	3,736	5,084
Gross profit	$10,266	$2,955	$13,221
Gross margin	88%	44%	72%
Our software business and services business represented 63% and 37% of total revenue, respectively, for the three months ended February 29, 2024.
The following tables summarize the results for each segment for the six months ended February 28, 2025, and February 29, 2024, respectively. Please refer to Results of Operations within MD&A for a discussion of results in below tables:

(in thousands)	Six Months Ended February 28, 2025
	Software	Services	Total
Revenues	$24,199	$17,157	$41,356
Cost of revenues	5,225	12,786	18,011
Gross profit	$18,974	$4,371	$23,345
Gross margin	78%	25%	56%
Our software business and services business represented 59% and 41% of total revenue, respectively, for the six months ended February 28, 2025.

(in thousands)	Six Months Ended February 29, 2024
	Software	Services	Total
Revenues	$19,203	$13,602	$32,805
Cost of revenues	2,339	7,397	9,736
Gross profit	$16,864	$6,205	$23,069
Gross margin	88%	46%	70%
Our software business and services business represented 59% and 41% of total revenue, respectively, for the six months ended February 29, 2024.
The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three and six months ended February 28, 2025, and February 29, 2024, were as follows:

(in thousands)	Three Months Ended
	February 28, 2025		February 29, 2024
	$	% of total	$	% of total
Americas	$16,112	72%	$12,461	68%
EMEA	4,806	21%	4,665	25%
Asia Pacific	1,514	7%	1,179	6%
Total	$22,432	100%	$18,305	100%

(in thousands)	Six Months Ended
	February 28, 2025		February 29, 2024
	$	% of total*	$	% of total
Americas	$30,581	74%	$23,353	71%
EMEA	7,526	18%	6,966	21%
Asia Pacific	3,249	8%	2,486	8%
Total	$41,356	100%	$32,805	100%
*Percentages may not add due to rounding
NOTE 8 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.3 million and $0.2 million for the three months ended February 28, 2025, and February 29, 2024, respectively, and $0.5 million and $0.4 million for the six months ended February 28, 2025, and February 29, 2024, respectively.
NOTE 9 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events occurring after the balance sheet date through April 4, 2025, the date the financial statements were authorized for issuance. Based on this evaluation, the Company has determined that there are no subsequent events that require adjustment to or disclosure in the financial statements.
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
The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” “expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates,” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by the forward-looking statements.
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

Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Results of Operations
Comparison of Three Months Ended February 28, 2025, and February 29, 2024

(in thousands)	Three Months Ended		% of Revenue
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024	$ Change	% Change
Revenue	$22,432	$18,305	100%	100%	$4,127	23%
Cost of revenue	9,305	5,084	41%	28%	4,221	83%
Gross profit	13,127	13,221	59%	72%	(94)	(1)%
Research and development	2,143	1,312	10%	7%	831	63%
Sales and marketing	3,717	1,949	17%	11%	1,768	91%
General and administrative	4,555	5,518	20%	30%	(963)	(17)%
Total operating expenses	10,415	8,779	46%	48%	1,636	19%
Income from operations	2,712	4,442	12%	24%	(1,730)	(39)%
Other income, net	796	810	4%	4%	(14)	(2)%
Income before income taxes	3,508	5,252	16%	29%	(1,744)	(33)%
Provision for income taxes	(434)	(1,223)	(2)%	(7)%	789	65%
Net income	$3,074	$4,029	14%	22%	$(955)	(24)%
Revenues

Revenues increased by $4.1 million, or 23%, to $22.4 million for the three months ended February 28, 2025, compared to $18.3 million for the three months ended February 29, 2024. This increase is primarily due to a $1.9 million, or 16%, increase in software-related revenue and a $2.3 million, or 34%, increase in service-related revenue when compared to the three months ended February 29, 2024. The software-related revenue increase of $1.9 million, or 16%, compared to the three months ended February 29, 2024, was primarily due to additional revenue from ALI of $0.9 million, higher revenues from QSP of $0.4 million, higher revenues from CPP of $0.3 million, and higher revenues from CHEM of $0.2 million. The service-related revenue increase of $2.3 million or 34%, compared to the three months ended February 29, 2024, was primarily due to additional revenue from MC of $2.3 million, higher revenues from CPP of $0.6 million, offset by lower revenue from PBPK of $0.5 million.
Cost of revenues
Cost of revenues increased by $4.2 million, or 83%, for the three months ended February 28, 2025, compared to the three months ended February 29, 2024. This increase is primarily due to a $1.2 million or 92%, increase in software-related cost and a $3.0 million or 80%, increase in service-related costs. The software-related costs increase of $1.2 million or 92%, compared to the three months ended February 29, 2024, was primarily due to additional amortization of $0.8 million as a result of the acquisition of Pro-ficiency, $0.4 million of higher amortization of capitalized software cost, offset by a decrease of $0.2 million of the Therapeutic Systems Research Laboratories (“TSRL”) agreement being fully amortized in the third quarter of fiscal year 2024. The service-related costs increase of $3.0 million or 80%, compared to the three months ended February 29, 2024, was primarily due to additional costs from MC of $1.6 million, $0.2 million of higher accrued bonuses, and a $0.8 million shift from G&A expense to cost of revenues, due to the reorganization of our internal structure from divisions to business units. The $0.8 million increase in cost of revenues corresponds to the $0.8 million decrease in general and administrative expenses discussed below.
Gross profit
Gross profit remained consistent at $13.1 million for the three months ended February 28, 2025 and February 29, 2024. The gross profit increased moderately in our software business by $0.6 million, or 6%, and decreased moderately for our services business by $0.7 million, or 25%, for the three months ended February 28, 2025, compared to the three months ended February 29, 2024.
Overall gross margin percentage was 59% and 72% for the three months ended February 28, 2025 and 2024, respectively.
Research and development
We incurred $2.9 million of research and development costs during the three months ended February 28, 2025. Of this amount, $0.8 million was capitalized as part of capitalized software development costs and $2.1 million was expensed. We incurred $2.1 million of research and development costs during the three months ended February 29, 2024. Of this amount, $0.8 million was capitalized, and $1.3 million was expensed. Research and development spend increased by $0.8 million, or 38%, for the three months ended February 28, 2025, compared to the three months ended February 29, 2024, primarily due to an increase of $0.5 million from the acquisition of Pro-ficiency. The overall increase of $0.8 million, or 38%, corresponds to a 1% increase in research and development expense as a percentage of revenue.
Sales and marketing expenses
Sales and marketing expenses increased by $1.8 million, or 91%, to $3.7 million for the three months ended February 28, 2025, compared to $1.9 million for the three months ended February 29, 2024. This corresponds to a 6% increase in sales and marketing expense as a percentage of revenue. The increase was primarily due to higher efforts on event-related spending to enhance brand awareness and customer engagement of $0.8 million, a $0.2 million increase in expenses related to the acquisition of Pro-ficiency, a $0.2 million rise in sales commissions driven by higher sales, a $0.1 million increase in headcount costs, and a $0.1 million increase in accrued bonuses. This strategic investment in sales and marketing reflects our ongoing efforts to drive growth, strengthen market presence, and improve customer engagement.
General, and administrative expenses

General, and administrative (“G&A”) expenses decreased by $1.0 million, or 17%, to $4.6 million for the three months ended February 28, 2025, compared to $5.5 million for the three months ended February 29, 2024. This corresponds to an 11% decrease in G&A expense as a percentage of revenue. The decrease is primarily driven by a $0.8 million shift from G&A expense to cost of revenues, as referenced above, due to the reorganization of our internal structure from divisions to business units.
Other income
Total other income was $0.8 million for the three months ended February 28, 2025, compared to total other income of $0.8 million for the three months ended February 29, 2024. Interest income decreased by $1.2 million due to the use of cash from investment in debt securities to acquire Pro-ficiency and other income increased by $1.1 million due to changes in the fair value of the earnout liability related to the Immunetrics acquisition. The fair value of the earnout liability decreased, as no earnout payment is anticipated related to the second earnout measurement period.
Provision for income taxes
The provision for income taxes was $0.4 million for the three months ended February 28, 2025, compared to $1.2 million for the three months ended February 29, 2024. Our effective tax rate decreased to 12% mainly due to disqualifying dispositions of incentive stock options for the three months ended February 28, 2025, when compared to 23% for the three months ended February 29, 2024.

Results of Operations
Comparison of Six months ended February 28, 2025 and February 29, 2024

(in thousands)	Six Months Ended		% of Revenue
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024	$ Change	% Change
Revenue	$41,356	$32,805	100%	100%	$8,551	26%
Cost of revenue	18,011	9,736	44%	30%	8,275	85%
Gross profit	23,345	23,069	56%	70%	276	1%
Research and development	3,991	2,529	10%	8%	1,462	58%
Sales and marketing	6,568	3,938	16%	12%	2,630	67%
General and administrative	9,948	11,200	24%	34%	(1,252)	(11)%
Total operating expenses	20,507	17,667	50%	54%	2,840	16%
Income from operations	2,838	5,402	7%	16%	(2,564)	(47)%
Other income, net	940	2,256	2%	7%	(1,316)	(58)%
Income before income taxes	3,778	7,658	9%	23%	(3,880)	(51)%
Provision for income taxes	(498)	(1,684)	(1)%	(5)%	1,186	(70)%
Net income	$3,280	$5,974	8%	18%	$(2,694)	(45)%

Revenues
Revenues increased by $8.6 million, or 26%, to $41.4 million for the six months ended February 28, 2025, compared to $32.8 million for the six months ended February 29, 2024. This increase is primarily due to a $5.0 million, or 26%, increase in software-related revenue and a $3.6 million, or 26%, increase in service-related revenue when compared to the six months ended February 29, 2024. The software-related revenue increase of $5.0 million, or 26%, compared to the six months ended February 29, 2024, was primarily due to additional revenue from ALI of $2.6 million, higher revenues from QSP of $1.5 million, higher revenues from CPP of $1.0 million. The service-related revenue increase of $3.6 million, or 26%, compared to the six months ended February 29, 2024, was primarily due to additional revenue from MC of $4.2 million and higher revenues from CPP of $0.4 million, offset by lower revenue from PBPK of $0.6 million and lower revenue from QSP of $0.4 million.
Cost of revenues

Cost of revenues increased by $8.3 million, or 85%, for the six months ended February 28, 2025, compared to the six months ended February 29, 2024. This increase is primarily due to a $2.9 million or 123%, increase in software-related cost and a $5.4 million or 73%, increase in service-related costs. The software-related costs increase of $2.9 million or 123%, compared to the six months ended February 29, 2024, was primarily due to additional amortization of $1.7 million as a result of the acquisition of Pro-ficiency, and $0.8 million of higher amortization of capitalized software cost, offset by a decrease of $0.3 million of fully amortized TSRL in the third quarter of fiscal year 2024. The service-related costs increase of $5.4 million or 73%, compared to the six months ended February 29, 2024, was primarily due to additional costs from MC of $3.1 million, and $1.6 million shift from G&A expense to cost of revenues, due to the reorganization of our internal structure from divisions to business units. The $1.6 million increase in cost of revenues corresponds to the $1.6 million decrease in general and administrative expenses discussed below.
Gross profit
Gross profit increased by $0.3 million or 1%, to $23.3 million for the six months ended February 28, 2025, compared to $23.1 million for the six months ended February 29, 2024. The gross profit increased in our software business by $2.1 million, or 13%, and decreased for our services business by $1.8 million, or 30%, for the three months ended February 28, 2025, compared to the three months ended February 29, 2024.
Overall gross margin percentage was 56% and 70% for the six months ended February 28, 2025, and 2024, respectively.
Research and development
We incurred $5.5 million of research and development costs during the six months ended February 28, 2025. Of this amount, $1.5 million was capitalized as a part of capitalized software development costs and $4.0 million was expensed. We incurred $4.3 million of research and development costs during the six months ended February 29, 2024. Of this amount, $1.8 million was capitalized and $2.5 million was expensed. Research and development spend increased by $1.2 million, or 28%, for the six months ended February 28, 2025, compared to the six months ended February 29, 2024, primarily due to an increase of $0.9 million from the acquisition of Pro-ficiency. The research and development expense as a percentage of revenue remained consistent for the six months ended February 28, 2025 and February 29, 2024, respectively.
Sales and marketing expenses
Sales and marketing expenses increased by $2.6 million, or 67%, to $6.6 million for the six months ended February 28, 2025, compared to $3.9 million for the six months ended February 29, 2024. This corresponds to a 4% increase in sales and marketing expense as a percentage of revenue. The increase was primarily due to an increase of $0.8 million from the acquisition of Pro-ficiency, $0.9 million in higher event-related spending to enhance brand awareness and customer engagement, increased sales commission of $0.3 million, and increased headcounts of $0.1 million. This strategic investment in sales and marketing reflects our ongoing efforts to drive growth, strengthen market presence, and improve customer engagement.
General, and administrative expenses
General, and administrative (“G&A”) expenses decreased by $1.3 million, or 11%, to $9.9 million for the six months ended February 28, 2025, compared to $11.2 million for the six months ended February 29, 2024. This corresponds to an 11% decrease in G&A expense as a percentage of revenue. The decrease is primarily driven by a $1.6 million shift from G&A expense to cost of revenues, as referenced above, due to the reorganization of our internal structure from divisions to business units, offset by an increase of $0.5 million from the acquisition of Pro-ficiency.
Other income
Total other income was $0.9 million for the six months ended February 28, 2025, compared to total other income of $2.3 million for the six months ended February 29, 2024. $2.3 million of the decrease in interest income is attributable to the use of cash from investment in debt securities to acquire Pro-ficiency, partially offset by a $1.0 million increase due to the decrease in the fair value of the Immunetrics earnout liability, as no earnout payment is anticipated related to the second earnout measurement period.
Provision for income taxes

The provision for income taxes was $0.5 million for the six months ended February 28, 2025, compared to $1.7 million for the six months ended February 29, 2024. Our effective tax rate decreased to 13% mainly due to disqualifying dispositions of incentive stock options for the six months ended February 28, 2025, when compared to 22% for the six months ended February 29, 2024.
Liquidity and Capital Resources

Our principal sources of capital have been cash flows from our operations. We expect existing cash, cash equivalents, short-term investments, cash generated by ongoing operations, and working capital will be sufficient to fund our operating activities and cash commitments for investing and financing activities and material capital expenditures for the next 12 months and beyond.

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

Cash, Cash Equivalents, and Investments
At February 28, 2025, the Company had $11.0 million in cash and cash equivalents, $10.4 million in short-term investments, and working capital of $36.0 million. Short-term investments consist of highly liquid investment-grade fixed-income securities, diversified among industries and issuers. The investments are U.S.-dollar-denominated securities. Our fixed-income investments are exposed to interest rate risk and credit risk. The settlement risk related to these investments is insignificant, given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities and can readily be converted to cash when needed.
Cash Flows
Operating Activities

Net cash provided by operating activities was $4.4 million for the six months ended February 28, 2025. Our operating cash flows resulted in part from our net income of $3.3 million, offset by cash payments we made to third parties for their services and employee compensation. The changes in balances of assets of $6.2 million was primarily due to change in accounts receivables driven by higher revenues and invoicing that occurred closer to the end of the current quarter. The changes in liabilities balances of $1.2 million were primarily due to higher deferred revenues of $1.4 million driven by higher invoicing that occurred closer to the end of the current quarter and timing of revenue recognition.
Net cash provided by operating activities was $6.0 million for the six months ended February 29, 2024. Our operating cash flows resulted primarily from our net income of $6.0 million. In addition, $3.9 million related to changes in balances of operating assets and liabilities was added to net income and $3.9 million related to noncash charges was added to net income to reconcile to cash flow from operations. The changes in balances of other liabilities of $1.1 million were primarily driven by accrued liabilities of $2.4 million for investments, bonus accrual of $2.4 million, offset by $3.1 million of bonus payments and lower deferred revenues of $0.6 million. The changes in balances of prepaid expenses and other current assets are primarily due to increase in accounts receivables driven by timing of invoicing and an increase in prepaid expenses of $1.7 million.
Net cash provided by operating activities decreased by $1.6 million during the six months ended February 28, 2025, compared to the six months ended February 29, 2024. This decrease was driven by drivers as explained above for both comparative periods.
Investing Activities

Net cash used in investing activities during the six months ended February 28, 2025, was $2.5 million, primarily due to purchase of short-term investments of $5.0 million and computer software development costs of $1.3 million, offset by proceeds from maturities of short-term investments of $3.6 million.
Net cash used in investing activities during the six months ended February 29, 2024, was $24.4 million, primarily due to purchase of short-term investments of $49.0 million, purchase of long-term investments of $58.0 million, and computer software development costs of $1.7 million, offset by the proceeds from maturities of short-term investments of $36.3 million.

Financing Activities

Net cash used in financing activities during the six months ended February 28, 2025, was $1.3 million, primarily due to cash settlement of $1.6 million from the holdback obligation related to the Immunetrics acquisition, offset by proceeds from the exercise of stock options totaling $0.3 million.

Net cash used in financing activities during six months ended February 29, 2024, was $2.1 million, primarily due to dividend payments totaling $2.4 million, offset by proceeds from the exercise of stock options totaling $0.3 million.

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

Immunetrics Acquisition
During the quarter ended February 28, 2025, the Company completed the final payment of $1.6 million related to the holdback liability from the Immunetrics acquisition. Additionally, based on earned revenue for Immunetrics during the second earnout measurement period, the Company has assessed the fair value of the earnout liability to be zero. However, the final settlement with the sellers is pending, and while the Company does not anticipate any earnout payment, it is still subject to final determination.
Share Repurchases
For the three and six months ended February 28, 2025, and February 29, 2024, respectively, we did not repurchase any shares of Company stock. As of February 28, 2025, $30 million remains available for additional repurchases under our authorized repurchase program. However, we are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of further share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The share repurchase program has no expiration date but may be terminated at any time at our Board of Directors’ discretion.
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
Revenue Recognition

We generate revenue primarily from the sale of software licenses, providing consulting services, and customizing a software platform tailored to the pharmaceutical industry for drug development.

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

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Contracts generally have fixed pricing terms and are not subject to variable pricing. The Company considers the nature and significance of each specific performance obligation under a contract when allocating the proceeds under each contract. Accounting for contracts includes significant judgement in the estimation of hours/cost to be incurred on consulting contracts, and the de minimis nature of the post-sales costs associated with software sales.

Capitalized Computer Software Development Costs

Software development costs are capitalized in accordance with ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $0.8 million and $0.8 million for the three months ended February 28, 2025, and February 29, 2024, respectively, and $1.5 million and $1.8 million for the six months ended February 28, 2025, and February 29, 2024, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products, not to exceed five years. Amortization of software development costs amounted to $0.8 million and $0.4 million, respectively, for the three months ended February 28, 2025, and February 29, 2024, respectively, and $1.6 million and $0.8 million for the six months ended February 28, 2025, and February 29, 2024, respectively. We expect future amortization expense to vary due to variations in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of February 28, 2025, the Company determined that it had six reporting units: CHEM, PBPK, QSP, CPP, MC, and ALI.

As of February 28, 2025, the entire balance of goodwill was attributed to four of the Company's reporting units, CPP, QSP, ALI, and MC. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. No impairment losses were recorded during the three and six months ended February 28, 2025, and February 29, 2024, respectively.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation costs include the estimated grant-date fair value of awards amortized over the options’ vesting period. Stock-based compensation costs, not including shares issued to directors for services, were $1.6 million and $1.6 million, for the three months ended February 28, 2025, and February 29, 2024, respectively, and $3.3 million and $2.9 million for the six months ended February 28, 2025, and February 29, 2024, respectively.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of February 28, 2025, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of February 28, 2025, that our disclosure controls and procedures were effective.
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
As consideration for the acquisition of Pro-ficiency, at closing on June 11, 2024, we paid approximately $100 million in cash to the previous equity holders of Pro-ficiency, which constituted a significant portion of our cash reserves as of the closing date. In addition to the acquisition consideration, we incurred significant transaction costs and expect to incur additional integration costs in connection with the acquisition. While we anticipated that the closing consideration and transactions costs would be incurred, there are many factors beyond our control that could affect the total amount of the integration expenses associated with the acquisition. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent the integration expenses are higher than anticipated, we may experience liquidity or cash flow issues.

Pro-ficiency and its operating subsidiaries may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.
Pro-ficiency, which is now a wholly owned subsidiary of the Company, and its operating subsidiaries, may not perform as we or the market expects. Risks associated with the Pro-ficiency acquisition include, without limitation:
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

Risks Relating to Artificial Intelligence and Machine Learning

The use of AI in our products and services may result in reputational harm and competitive harm.

We use artificial intelligence and machine learning in our business, including using artificial intelligence in our modeling and simulation software for drug discovery and development, including the prediction of properties of molecules utilizing both artificial intelligence (“AI”) and machine learning technology. As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies. Artificial intelligence algorithms or training methodologies may be flawed. Datasets may be overbroad or insufficient and information generated by artificial intelligence may be illegal or harmful. There may also be insufficient back-testing. The rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. Overall, there can be no assurance that the usage of such technologies will enhance our products or services or be beneficial to our business, including our efficiency or profitability.

Our use of artificial intelligence and machine learning may result in legal and regulatory risks.

Artificial intelligence entails significant legal risks. The IP ownership and license rights of new technologies such as artificial intelligence and machine learning have not been fully addressed by U.S. courts, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for artificial intelligence technologies and relevant system input and outputs. If we fail to obtain protection for the intellectual property rights concerning technologies developed using artificial intelligence or machine learning, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products, which could adversely affect our business, reputation, financial condition, or results of operations. Moreover, the use or adoption of artificial intelligence and machine learning in our technology may expose us to breach of a data or software license, website terms of service claims, claimed violations of privacy rights or other tort claims.

The regulatory landscape surrounding artificial intelligence is also evolving, and the use of machine learning technologies may become subject to regulation under new laws or new applications of existing laws. In the U.S., there is increasing uncertainty as to the federal government’s future approach to AI regulation, including as to the continued applicability of the 2023 executive order of the prior U.S. presidential administration to, among other things, establish extensive new standards for AI safety and security. In January 2025, President Trump signed an executive order revoking this 2023 executive order and directing the heads of various federal governmental bodies to review actions taken under that executive order and develop a new action plan with respect to AI-related matters. Additionally, other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. For example, the EU AI Act (which could become applicable to us depending on the global expansion of our business) came into force on August 1, 2024, and will generally become fully applicable after a two-year transitional period. The EU AI Act introduces various requirements for AI systems and models placed on the market or put into service in the EU, including specific transparency and other requirements for general purpose AI systems and the models on which those systems are based. Several U.S. states are considering enacting or have already enacted regulations concerning the use of AI technologies, including those focused on consumer protection, and depending on the scope of AI regulation at the federal level, some states may move to regulate AI model development and deployment. Further, at both the U.S. federal and state level, there have been various proposals (and in some cases laws enacted) addressing “deepfakes” and other AI-generated synthetic media. These current or future restrictions may make it harder for us to conduct our business using artificial intelligence, and violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. Governmental regulation and laws related to AI may also increase the burden and cost of research and development or require increased transparency that makes it more difficult to protect our IP.

We receive government assistance in the form of cash grants. The interruption of or termination or failure to fund one or more of these grants, or other actions taken by Department of Government Efficiency (“DOGE”) could have an adverse impact on our business, financial condition, results of operations and cash flows.

We receive government assistance in the form of cash grants which vary in size, duration and conditions from domestic governmental agencies, to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes, such as those pursued by the recently created DOGE. On January 20, 2025, President Trump announced an executive order establishing the DOGE to maximize government efficiency and productivity. In February 2025, President Trump stated that he has directed DOGE to review spending for potential waste and fraud. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect our revenue, financial condition, and results of operations in ways that are indeterminate at this time. These initiatives and changes to procurement practices may change the way grants and government assistance is provided, if at all, which may affect whether and how we pursue opportunities to provide our products and services, which may have an adverse impact on our business, financial condition, results of operations and cash flows.

Changes in government regulation, funding or in practices relating to the pharmaceutical or biotechnology industries, including potential health care reform, could decrease the need for the services we provide.

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

Further, any future government or DOGE proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA, and other related U.S. government agencies. These budgetary pressures may result in a reduced ability by the FDA and others to perform their respective roles and may have a related impact on institutions and research laboratories whose funding is fully or partially dependent on both the level and the timing of funding from government sources. Robert F. Kennedy Jr., the Secretary of the U.S. Department of Health and Human Services, which oversees the FDA, has previously stated his intent to downsize or restructure these agencies, including by appointing new directors to the agencies. In the event of a partial or complete government shutdown, the FDA and certain other science agencies may temporarily cease certain operations. Furthermore, during such shutdown, the FDA may maintain only operations deemed to be essential for public health while suspending the acceptance of new medical product applications and routine regulatory and compliance work related to medical products, certain drugs, and foods. Disruptions at the FDA and other agencies, such as those resulting from a restructuring of these agencies, a government shutdown, or uncertainty from stopgap spending bills may slow the time necessary for new drugs and devices to be reviewed and/or approved by necessary government agencies and may affect the ability of the healthcare and drug industries to deliver new products to the market in a timely manner, which would adversely affect our operating results and business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the quarter ended February 28, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Dr. Daniel Weiner (1)	Director	Termination	01/17/2023	01/27/2025	9,874
Dr. Daniel Weiner (2)	Director	Termination	02/06/2024	02/08/2025	12,000
Dr. Lisa LaVange (3)	Director	Termination	02/06/2024	02/08/2025	4,600

(1) On January 27, 2025, the pre-arranged stock trading plan pursuant to Rule 10b5-1, adopted by Dr. Daniel Weiner on January 17, 2023, automatically terminated pursuant to its terms. The expired plan provided for (i) the potential exercise of vested stock options and the associated sale of up to up to 6,000 shares of Company common stock underlying such options, and (ii) the potential sale of up to an additional 3,874 shares of Company common stock.

(2) On February 8, 2025, the pre-arranged stock trading plan pursuant to Rule 10b5-1, adopted by Dr. Daniel Weiner on February 6, 2024, automatically terminated pursuant to its terms. The expired plan provided for (i) the potential exercise of vested stock options and the associated sale of up to up to 6,000 shares of Company common stock underlying such options, and (ii) the potential sale of up to an additional 6,000 shares of Company common stock.

(3) On February 8, 2025, the pre-arranged stock trading plan pursuant to Rule 10b5-1, adopted by Dr. Lisa LaVange on February 6, 2024, automatically terminated pursuant to its terms. The expired plan provided for (i) the potential exercise of vested stock options and the associated sale of up to up to 1,000 shares of Company common stock underlying such options, and (ii) the potential sale of up to an additional 3,600 shares of Company common stock.
The Rule 10b5-1 trading arrangements described above were adopted and precleared in accordance with the Company’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.
Other than those disclosed above, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” during the current reporting period, in each case as defined in Item 408 of Regulation S-K.

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

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Research Triangle Park, State of North Carolina, on April 4, 2025.

SIMULATIONS PLUS, INC.

Date:	April 4, 2025	By:	/s/ Will Frederick
Will Fredrick Chief Financial Officer (Principal financial officer) and Chief Operating Officer