Form 10-Q
period 2025-05-31
Simulations Plus, Inc.
filed 2025-07-15
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

☐	Large accelerated Filer	☐	Accelerated Filer
☒	Non-accelerated Filer	☒	Smaller reporting company
☐	Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 30, 2025, was 20,127,110.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended May 31, 2025

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at May 31, 2025 and August 31, 2024	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and nine months ended May 31, 2025 and May 31, 2024	4

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended May 31, 2025 and May 31, 2024	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2025 and May 31, 2024	7

	Unaudited Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	36

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	40

Item 6.	Exhibits	41

	Signatures	42
PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share and per share amounts)	May 31, 2025	August 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$26,950	$10,311
Accounts receivable, net of allowance for credit losses of $255 and $149	14,780	9,136
Prepaid income taxes	954	2,197
Prepaid expenses and other current assets	7,591	7,753
Short-term investments	1,500	9,944
Total current assets	51,775	39,341
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $21,096 and $18,727	11,301	12,499
Property and equipment, net	681	812
Operating lease right-of-use assets	425	1,027
Intellectual property, net of accumulated amortization of $8,754 and $5,490	6,464	23,130
Other intangible assets, net of accumulated amortization of $4,146 and $3,177	12,368	23,210
Goodwill	43,487	96,078
Deferred tax assets, net	7,429	—
Other assets	430	542
Total assets	$134,360	$196,639
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,663	$602
Accrued compensation	1,656	4,513
Accrued expenses	2,199	2,043
Contracts payable - current portion	—	2,440
Operating lease liability - current portion	269	475
Deferred revenue	4,344	1,996
Total current liabilities	10,131	12,069
Long-term liabilities
Deferred tax liabilities, net	—	1,608
Operating lease liability - net of current portion	450	531
Total liabilities	10,581	14,208
Commitments and contingencies - Note 4
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,116,181 and 20,051,134 shares issued and outstanding as of May 31, 2025 and August 31, 2024	20,116	20,051
Additional paid-in capital	137,620	132,277
(Accumulated deficit) retained earnings	(33,683)	30,354
Accumulated other comprehensive loss	(274)	(251)
Total shareholders' equity	123,779	182,431
Total liabilities and shareholders' equity	$134,360	196,639
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per common share amounts)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Revenues
Software	$12,615	$11,908	$36,814	$31,111
Services	7,748	6,636	24,905	20,238
Total revenues	20,363	18,544	61,719	51,349
Cost of revenues
Software	2,540	1,400	7,765	3,739
Services	4,791	3,887	17,577	11,284
Total cost of revenues	7,331	5,287	25,342	15,023
Gross profit	13,032	13,257	36,377	36,326
Operating expenses
Research and development	1,216	1,300	5,207	3,829
Sales and marketing	2,680	2,399	9,248	6,337
General and administrative	6,141	7,678	16,089	18,878
Impairments	77,221	—	77,221	—
Total operating expenses	87,258	11,377	107,765	$29,044
(Loss) income from operations	(74,226)	1,880	(71,388)	7,282
Other income, net	182	2,010	1,122	4,266

(Loss) income before income taxes	(74,044)	3,890	(70,266)	11,548
Income tax benefit (expense)	6,727	(753)	6,229	(2,437)
Net (loss) income	$(67,317)	$3,137	$(64,037)	$9,111

(Loss) Earnings per share
Basic	$(3.35)	$0.16	$(3.19)	$0.46
Diluted	$(3.35)	$0.15	$(3.19)	$0.45

Weighted-average common shares outstanding
Basic	20,113	19,995	20,092	19,972
Diluted	20,113	20,433	20,092	20,324

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	41	(56)	(27)	(125)
Unrealized gains (losses) on available-for-sale securities	—	(39)	4	(39)
Comprehensive (loss) income	$(67,276)	$3,042	$(64,060)	$8,947
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except per common share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of September 1, 2024	20,051,134	$20,051	$132,277	$30,354	$(251)	$182,431
Exercise of stock options	28,920	29	259	—	—	288
Stock-based compensation	—	—	1,673	—	—	1,673
Shares issued to Directors for services	4,960	5	130	—	—	135
Net income	—	—	—	206	—	206
Other comprehensive loss	—	—	—	—	(38)	(38)
Balance as of November 30, 2024	20,085,014	$20,085	$134,339	$30,560	$(289)	$184,695
Exercise of stock options	22,096	22	6	—	—	28
Stock-based compensation	—	—	1,642	—	—	1,642
Shares issued to Directors for services	3,935	4	131	—	—	135
Net income	—	—	—	3,074	—	3,074
Other comprehensive loss	—	—	—	—	(26)	(26)
Balance as of February 28, 2025	20,111,045	$20,111	$136,118	$33,634	$(315)	$189,548
Exercise of stock options	1,206	1	6	—	—	7
Stock-based compensation	—	—	1,365	—	—	1,365
Shares issued to Directors for services	3,930	4	131	—	—	135
Net (loss)	—	—	—	(67,317)	—	(67,317)
Other comprehensive income	—	—	—	—	41	41
Balance as of May 31, 2025	20,116,181	$20,116	$137,620	$(33,683)	$(274)	$123,779

(in thousands, except per common share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of September 1, 2023	19,937,961	$19,938	$125,036	$25,196	$(141)	$170,029
Exercise of stock options	23,462	23	141	—	—	164
Stock-based compensation	—	—	1,303	—	—	1,303
Shares issued to Directors for services	4,255	4	146	—	—	150
Declaration of dividends	—	—	—	(1,196)	—	(1,196)
Net income	—	—	—	1,945	—	1,945
Other comprehensive loss	—	—	—	—	(54)	(54)
Balance as of November 30, 2023	19,965,678	$19,965	$126,626	$25,945	$(195)	$172,341

Exercise of stock options	14,857	15	131	—	—	146
Stock-based compensation	—	—	1,585	—	—	1,585
Shares issued to Directors for services	3,960	4	146	—	—	150
Declaration of dividends	—	—	—	(1,198)	—	(1,198)
Net income	—	—	—	4,029	—	4,029
Other comprehensive income (loss)	—	—	—	—	(15)	(15)
Balance as of February 28, 2024	19,984,495	$19,984	$128,488	$28,776	$(210)	$177,038

Exercise of stock options	19,683	20	144	—	—	164
Stock-based compensation	—	—	1,665	—	—	1,665
Shares issued to Directors for services	3,310	3	147	—	—	150
Declaration of dividends	—	—	—	(1,200)	—	(1,200)
Net income	—	—	—	3,137	—	3,137
Other comprehensive income (loss)	—	—	—	—	(95)	(95)
Balance as of May 31, 2024	20,007,488	$20,007	$130,444	$30,713	$(305)	$180,859
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	May 31, 2025	May 31, 2024
Cash flows from operating activities
Net (loss) income	$(64,037)	$9,111
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,857	3,459
Change in fair value of contingent consideration	(640)	(270)
Discharge of holdback obligation related to Immunetrics acquisition	(224)	—
Amortization of investment discounts	(64)	(1,085)
Stock-based compensation	4,830	4,942
Deferred income taxes	(8,081)	(1,366)
Loss from disposal of assets	23	—
Impairments	77,221	—
Currency translation adjustments	(28)	(125)
(Increase) decrease in
Accounts receivable	(5,644)	57
Prepaid income taxes	1,243	(398)
Prepaid expenses and other assets	274	(1,498)
Increase (decrease) in
Accounts payable	1,061	514
Other liabilities	(2,600)	(22)
Deferred revenue	2,348	(1,663)
Net cash provided by operating activities	12,539	11,656

Cash flows from investing activities
Purchases of property and equipment	(449)	(550)
Purchase of short-term investments	(6,500)	(67,159)
Proceeds from maturities of short-term investments	14,017	71,093
Proceeds from sales of investments	995	45,177
Purchase of long-term investments	—	—
Purchased intangibles	(368)	(508)
Net working capital & excess cash settlement - Pro-ficiency acquisition	(227)	—
Capitalized computer software development costs	(2,115)	(2,520)
Net cash provided by investing activities	5,353	45,533

Cash flows from financing activities
Payment of dividends	—	(3,594)
Payments on contracts payable	(1,576)	(2,500)
Proceeds from the exercise of stock options	323	474
Net cash used in financing activities	(1,253)	(5,620)

Net increase in cash and cash equivalents	16,639	51,569
Cash and cash equivalents, beginning of period	$10,311	$57,523
Cash and cash equivalents, end of period	$26,950	$109,092

Supplemental disclosures of cash flow information
Income taxes paid	$1,020	$4,214
Supplemental disclosures of non-cash activities
Measurement period adjustments (See Note 2)	$956	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended May 31, 2025 and May 31, 2024
NOTE 1 – DESCRIPTION OF BUSINESS
Simulations Plus, Inc. (the “Company”, "we" "or") was incorporated in California on July 17, 1996. The Company is a global leader and premier provider in the biopharma sector, offering advanced software and consulting services that enhance drug discovery, and, development, clinical trial operations, regulatory submissions, and commercialization. With the June 2024 acquisition of Pro-ficiency Holdings, Inc. and its subsidiaries (collectively, “Pro-ficiency”), the Company extended its reach across the drug development value chain from the initial protocol stage through all phases of clinical research and development (“R&D”) to product commercialization. The Company now has a one-of-a-kind platform to serve its clients in the drug development process. This optimizes efficiency, costs, and time-to-market for our clients and enhances our competitive position.
At the beginning of fiscal year 2024, the Company reorganized its internal structure to create a more integrated and cohesive operating platform based on key products and services offerings rather than separate divisions based on its prior acquisitions (the "FY24 reorganization"). This business unit restructuring is engendering greater scientific collaboration and knowledge-sharing within the Company, leading to identifying new opportunities that both advance the Company’s business objectives and deepen client relationships. Continuing with our strategic plan of aligning our business units around products and services, the Pro-ficiency acquisition resulted in two new business units, Adaptive Learning & Insights and Medical Communications, giving the Company six total business units:

•Cheminformatics (“CHEM”);
•Physiologically Based Pharmacokinetics (“PBPK”);
•Clinical Pharmacology and Pharmacometrics (“CPP”);
•Quantitative Systems Pharmacology (“QSP”);
•Adaptive Learning & Insights (“ALI”); and
•Medical Communications (“MC”).

Effective January 1, 2025, the Company merged Pro-ficiency with and into the Company through a short-form merger (the “Merger”). To effectuate the Merger, the Company filed Certificates of Ownership with the Secretaries of State of the states of Delaware (Pro-ficiency's state of incorporation) and California (the Company’s state of incorporation). Consummation of the Merger was not subject to approval of the Company’s stockholders and did not impact the rights of the Company’s stockholders.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation and Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other estimates, assumptions used in the allocation of the transaction price to separate performance obligations, estimates towards the measure of progress of completion on fixed-price service contracts, the determination of fair values and useful lives of both long-lived assets and intangible assets, goodwill, allowance for credit losses for accounts receivable, recoverability of deferred tax assets, recognition of deferred revenue, determination of fair value of equity-based awards, and assumptions used in testing for impairment of long-lived assets. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. Operating results for the interim period ended May 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended August 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K.
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

In addition to the software license, we provide a minimal level of customer support to assist customers with software usage. If customers require more extensive support, they may enter into a separate agreement for additional training services and maintenance.

The majority of the software is installed on customers’ servers, and the Company does not maintain control over the software post-sale, except through licensing parameters that govern the number of users, accessible modules, and license expiration dates.

The Pro-ficiency adaptive learning platform includes software customization by incorporating content tailored to specific needs. Following customization, it generates a recurring revenue stream throughout the duration of a clinical trial. Revenue is recognized over time at certain delivery milestones.

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
Services Revenue:
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
Grant revenue:
The Company receives government awards in the form of cash grants which vary in size, duration, and conditions from domestic governmental agencies. Accounting for grant revenue does not fall under ASC 606, Revenue from Contracts with Customers. For government awards in which no specific US GAAP applies, the Company accounts for such transactions as revenue and by analogy to a grant model. The grant revenue is recognized on a gross basis. The grant revenue is recognized over the duration of the program when the conditions attached to the grant are achieved. If conditions are not satisfied, the grants are often subject to reduction, repayment, or termination. The Company classifies the impact of government assistance on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income as services revenue.
The Company received assistance from domestic governmental agencies to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The grants awarded are currently set to expire at various dates through 2025. The Company recognized $0.1 million and $0.5 million for the three and nine months ended May 31, 2025, respectively. For the three and nine months ended May 31, 2024, the Company recognized $0.2 million and $1.0 million, respectively, within Services revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income related to such assistance. Amounts that have been earned but not yet funded are included in accounts receivable. Computer equipment allowable by the grants is classified under fixed assets. Subawards due to unrelated entities are classified under accrued expenses.
Remaining Performance Obligations
As of May 31, 2025, remaining performance obligations were $16.3 million; 94% of the remaining performance obligations are expected to be recognized over the next twelve months, with the remainder expected to be recognized thereafter.
Disaggregation of Revenues

The components of revenue for the three and nine months ended May 31, 2025, and May 31, 2024, respectively, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Software licenses
Point in time	$11,974	$11,678	$34,505	$30,353
Over time	641	230	2,309	758
Services
Over time	7,748	6,636	24,905	20,238
Total revenues	$20,363	$18,544	$61,719	$51,349
Contract Balances
Contract assets excluding accounts receivable balances as of May 31, 2025, and August 31, 2024, were $4.2 million and $5.9 million, respectively. This balance is included in Prepaid and Other Current Assets on the Condensed Consolidated Balance Sheets.
During the three and nine months ended May 31, 2025, the Company recognized $0.1 million and $2.0 million of revenue, respectively, that was included in contract liabilities as of August 31, 2024, and during the three and nine months ended May 31, 2024, the Company recognized $0.2 million and $2.8 million of revenue, respectively, that was included in contract liabilities as of August 31, 2023.
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
The activity in the allowance for credit losses related to our accounts receivable is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Balance, beginning of period	$179	$37	$149	$46
Provision for credit losses	92	112	114	103
Write-offs	(16)	—	(8)	—
Balance, end of period	$255	$149	$255	$149
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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We reassess the appropriateness of that classification at each reporting date. During the three and nine months ended May 31, 2025, and May 31, 2024, all of our debt investments were classified as AFS.
Research & Development ("R&D") Capitalized Software Development Costs
R&D activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with FASB ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, and R&D consulting, were $2.1 million and $7.6 million during the three and nine months ended May 31, 2025, respectively, of which $0.9 million and $2.4 million, respectively, were capitalized. R&D expenditures during the three and nine months ended May 31, 2024, were $2.1 million and $6.4 million, respectively, of which $0.8 million and $2.6 million, respectively, were capitalized.
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
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $0.8 million and $0.5 million for the three months ended May 31, 2025, and May 31, 2024, respectively, and $2.4 million and $1.3 million for the nine months ended May 31, 2025, and May 31, 2024, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
The Company assesses capitalized computer software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In connection with the identified triggering event mentioned below as of May 31, 2025, the Company performed, prior to the goodwill impairment test, a quantitative assessment of its long-lived assets and concluded that its long-lived assets were impaired at certain reporting units. The Company recorded impairment charges for its capitalized computer software development costs of $1.2 million at the ALI/MC Software reporting unit. Such charges are recorded in Impairments on the condensed consolidated statements of operations and comprehensive (loss) income.

No impairment losses were recorded during the three and nine months ended May 31, 2024.
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
Depreciation expense for the three and nine months ended May 31, 2025, was $0.1 million and $0.3 million, respectively. For the three and nine months ended May 31, 2024, depreciation expense was $0.1 million and $0.2 million, respectively.
Internal use Software
We have capitalized certain internal use software costs in accordance with ASC 350-40, which are included in intangible assets. The amortization of such costs is classified as general and administrative expenses on the condensed consolidated statements of operations. Maintenance of and minor upgrades to internal use software are also classified as general and administrative expenses as incurred.
Intangible Assets, Goodwill and Impairments
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
Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of May 31, 2025, the Company determined that it had nine reporting units: CHEM Software, PBPK Software, QSP Software, CPP Software, ALI/MC Software, PBPK Services, CPP Services, QSP Services, and ALI/MC Services.

During the third quarter of 2025, the Company identified the underperformance of revenue at ALI/MC Software and ALI/MC Services reporting units relative to forecasts utilized in the purchase price allocation and the significant stock price decline in relative terms and in comparison to peers as a triggering event as of May 31, 2025, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill as of May 31, 2025 for all reporting units. The Company estimated the implied fair value of its reporting units using an income and market approach. As a result of the quantitative impairment test performed, the Company determined that goodwill was impaired for its QSP Software, ALI/MC Software and ALI/MC Services reporting units and recorded a goodwill impairment charge of $1.8 million, $13.3 million and $36.7 million, respectively during the period ended May 31, 2025. Such charges are recorded in Impairments on the condensed consolidated statements of operations and comprehensive (loss) income.
The income approach was based upon projected future cash flows that were discounted to present value. The key underlying assumptions included forecasted revenues, gross profit and operating expenses, terminal growth rate, as well as an applicable discount rate for each reporting unit. The key assumptions in the market approach were the earnings multiple and market participant acquisition premium. Fair-value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that have been deemed reasonable by the Company. Changes in the estimates or assumptions used in the quantitative impairment test could materially affect the determination of fair value of the Company’s reporting units and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, lower than expected bookings growth, increases in costs, and other macroeconomic factors.
The below is a reconciliation of Goodwill for the nine months ended May 31, 2025:

(in thousands)	Software	Services	Total
Balance, August 31, 2024	$37,795	$58,283	$96,078
Addition	—	—	—
Measurement period adjustment*	(290)	(439)	(729)
Impairments	(15,133)	(36,729)	(51,862)
Balance, May 31, 2025	$22,372	$21,115	$43,487
*The Company had measurement period adjustments due to additional knowledge gained since June 11, 2024. The adjustments included a net working capital & excess cash settlement ($0.2 million) and deferred taxes related to the Pro-ficiency acquisition ($1.0 million). These have been allocated to the ALI/MC Software and Services reporting units.
The following table summarizes other intangible assets as of May 31, 2025:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Impairment	Net Book Value
Trade names	Indefinite	$12,610	$—	$5,430	$7,180
Covenants not to compete	Straight line 2 to 3 years	100	53	47	—
Other internal use software	Straight line 3 to 13 years	977	96	270	611
Customer relationships	Straight line 8 to 14 years	10,540	3,487	3,873	3,180
ERP	Straight line 15 years	2,528	510	621	1,397
		$26,755	$4,146	$10,241	$12,368
The Company reviews indefinite-lived intangible assets, consisting of trade names in accordance with ASC 350 Intangibles - Goodwill and other, for impairment annually or when an event occurs that may indicate potential impairment. In connection with the identified triggering event as of May 31, 2025, the Company performed, prior to the goodwill impairment test, a quantitative assessment of its indefinite-lived assets by comparing discounted future cash flows to the net carrying value of the underlying assets, and concluded that its indefinite-lived intangible assets were impaired. The Company recorded impairment charges for its indefinite lived intangible assets for its ALI/MC Software and QSP Software reporting units of $4.6 million and $0.9 million, respectively, during the period ended May 31, 2025. Such charges are recorded in Impairments on the condensed consolidated statements of operations and comprehensive (loss) income.

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, it recognizes an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. In connection with the identified triggering event as of May 31, 2025, the Company performed, prior to the goodwill impairment test, a quantitative assessment of its long-lived assets and concluded that its long-lived assets were impaired at certain reporting units. The Company recorded impairment charges for its long-lived assets for its PBPK Services, QSP Services, ALI/MC Software, and MC Services reporting units of $0.3 million, $2.2 million, $15.7 million and $1.7 million, respectively, during the period ended May 31, 2025. Such charges are recorded in Impairments on the condensed consolidated statements of operations and comprehensive (loss) income. No impairment losses were recorded for the three and nine months ended May 31, 2024.
The following table summarizes other intangible assets as of August 31, 2024:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Net Book Value
Trade names	Indefinite	$12,610	$—	$12,610
Covenants not to compete	Straight line 2 to 3 years	100	23	77
Other internal use software	Straight line 3 to 13 years	608	47	561
Customer relationships	Straight line 8 to 14 years	10,540	2,726	7,814
ERP	Straight line 15 years	2,529	381	2,148
		$26,387	$3,177	$23,210
Total amortization expense for the three months ended May 31, 2025, and May 31, 2024, was $0.3 million and $0.3 million, respectively, and amortization expense for the nine months ended May 31, 2025, and May 31, 2024, was $1.0 million and $0.8 million, respectively.
The weighted-average amortization period for covenants not to compete is 2.1 years, other internal use software is 11.4 years, customer relationships is 7.8 years, and ERP is 11.6 years.
Estimated future amortization of finite-lived intangible assets for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of fiscal year 2025	$140
2026	$560
2027	$551
2028	$524
2029	$524
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
For certain of the Company's financial instruments, including accounts receivable, accounts payable, and accrued compensation and other accrued expenses, the carrying amounts are representative of their fair values due to their short maturities.

The Company invests a portion of excess cash in short-term debt securities. Short-term debt securities investments as of May 31, 2025, and August 31, 2024, consisted of corporate bonds and term deposits with maturities remaining of less than 12 months. In addition, under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. The Company may also invest excess cash in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. The Company accounts for its investments in accordance with ASC 320, Investments - Debt and Equity Securities. As of May 31, 2025, all investments were classified as AFS securities. Unrealized losses on investments as of May 31, 2025, and August 31, 2024, were primarily caused by rising interest rates rather than changes in credit quality; thus, the Company did not record an allowance for credit losses.
The following tables summarize our short-term investments as of May 31, 2025, and August 31, 2024:

	May 31, 2025
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$1,500	$—	$—	$1,500
Money Market	10,043	—	—	10,043
Total Level 1	11,543	—	—	11,543
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total available-for-sale securities	$11,543	$—	$—	$11,543

	August 31, 2024
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$1,500	$—	$—	$1,500
Corporate debt securities (due within one year)	8,448	—	(4)	8,444
Total Level 1	9,948	—	(4)	9,944
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total available-for-sale securities	$9,948	$—	$(4)	$9,944

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
The following is a reconciliation of contingent consideration at fair value:

(in thousands)	Amount
Contingent consideration at August 31, 2024	$640
Contingent consideration payment	—
Change in fair value of contingent consideration	(640)
Contingent consideration at May 31, 2025	$—

Business Combination

The acquisition method of accounting for business combinations requires us to use significant estimates and assumptions, including fair-value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination).

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

Under the acquisition method of accounting for business combinations, if we identify changes to acquired deferred-tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment and we record the offset to goodwill. We record all other changes to deferred-tax asset valuation allowances and liabilities related to uncertain tax positions in current-period income tax expense. This accounting applies to all our acquisitions regardless of acquisition date.

During the three months ended May 31, 2025, and May 31, 2024, the Company recognized a mergers and acquisitions expense of zero and $0.9 million, respectively. During the nine months ended May 31, 2025, and May 31, 2024, the Company recognized mergers and acquisitions expense of $0.1 million and $0.9 million, respectively. The Company deducted $0.1 million from the final settlement of the holdback liability in connection with the Immunetrics acquisition. The Company records mergers and acquisition expenses in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
Research and Development Costs

R&D costs are charged to expense as incurred until technological feasibility has been established. These costs include salaries and purchased software that was developed by other companies and incorporated into, or used in the development of, our final products.
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
The following table summarizes intellectual property as of May 31, 2025:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Impairment	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	$2,850	$2,531	$—	$319
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	34	—	16
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,538	—	5,472
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	423	—	657
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	16,630	3,228	13,402	—
		$28,620	$8,754	$13,402	$6,464

In connection with the identified triggering event as of May 31, 2025, the Company performed, prior to the goodwill impairment test, a quantitative assessment of its long-lived assets and concluded that its long-lived assets were impaired at certain reporting units. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Developed technologies related to the Pro-ficiency acquisition were determined to be impaired. Such charges of $13.4 million are recorded in Impairments on the condensed consolidated statements of operations and comprehensive (loss) income.
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
Total amortization expense for intellectual property agreements was $1.1 million and $0.4 million for the three months ended May 31, 2025, and May 31, 2024, respectively, and $3.3 million and $1.2 million for the nine months ended May 31, 2025, and May 31, 2024, respectively. The Company records these in Cost of revenues - software on the Condensed Consolidated Statements of Operations and Comprehensive Income.
Estimated future amortization of intellectual property for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of fiscal year 2025	$253
2026	$936
2027	$696
2028	$651
2029	$476
Earnings per Share
We report earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. However, potential dilutive securities are note reflected in the diluted loss per share because such shares are anti-dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2025, and May 31, 2024, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Numerator
Net (loss) income attributable to common shareholders	$(67,317)	$3,137	$(64,037)	$9,111

Denominator
Weighted-average number of common shares outstanding during the period	20,113	19,995	20,092	19,972
Dilutive effect of stock options	—	438	—	352
Common stock and common-stock equivalents used for diluted earnings per share	20,113	20,433	20,092	20,324
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718, Compensation - Stock Compensation. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, was $1.4 million and $1.7 million for the three months ended May 31, 2025, and May 31, 2024, respectively, and $4.7 million and $4.6 million for the nine months ended May 31, 2025, and May 31, 2024, respectively.
For the three months ended May 31, 2025, and May 31, 2024, 1,984,935 and 1,292,978 shares, respectively, were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per-share amounts. For the nine months ended May 31, 2025 and May 31, 2024, 1,984,935 and 1,273,248 shares, respectively, were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per-share amounts.
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
NOTE 3 – OTHER INCOME
The components of other income for the three and nine months ended May 31, 2025, and May 31, 2024, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Interest income	$170	$1,522	$483	$4,162
Change in fair valuation of contingent consideration	—	599	640	270
(Loss) on disposal of assets	(23)	(125)	(23)	(126)
Realized gains from sale of AFS securities	—	5	—	5
Gain (loss) on currency exchange	35	9	22	(45)
Total other income	$182	$2,010	$1,122	$4,266
NOTE 4 – COMMITMENTS AND CONTINGENCIES
Income Taxes

We follow guidance issued by the FASB regarding our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more-likely-than-not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal years 2021 through 2024 are open for audit, and our state tax returns for fiscal years 2020 through 2024 remain open for audit.

Our review of prior-year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

We recorded an income tax benefit of $6.7 million related to loss before taxes of $74.0 million for the three months ended May 31, 2025, and an income tax benefit of $6.2 million related to loss before taxes of $70.3 million for the nine months ended May 31, 2025. We recorded an income tax expense of $0.8 million related to income before taxes of $3.9 million for the three months ended May 31, 2024, and an income tax expense of $2.4 million related to income before taxes of $11.5 million for the nine months ended May 31, 2024. The effective income tax rate for the three and nine months ended May 31, 2025, was 9.1% and 8.9%, respectively. The effective income tax rate for the three and nine months ended May 31, 2024, were 19.4% and 21.1%, respectively.
Litigation

We are not a party to any legal proceedings and are not aware of any pending or threatened legal proceedings of any kind.

NOTE 5 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of Company's common stock outstanding for the three and nine months ended May 31, 2025, and May 31, 2024, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Common stock outstanding, beginning of period	20,111	19,984	20,051	19,938
Common stock issued during the period	5	23	65	69
Common stock outstanding, end of period	20,116	20,007	20,116	20,007
NOTE 6 – STOCK OWNERSHIP PLANS
The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts)
Activity for the nine months ended May 31, 2025	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2024	1,906	$37.64	6.91 years
Granted	374	32.72
Exercised	(73)	13.56
Canceled/Forfeited	(222)	41.36
Outstanding, May 31, 2025	1,985	$37.18	6.73 years
Vested and Exercisable, May 31, 2025	1,004	$35.34	5.11 years
Vested and Expected to Vest, May 31, 2025	1,904	$37.22	6.63 years
The total grant-date fair value of nonvested stock options as of May 31, 2025, was $18.6 million and is amortizable over a weighted-average period of 3.0 years.
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
The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the nine months ended May 31, 2025, and for the fiscal year ended August 31, 2024:

(in thousands, except weighted-average amounts)	Nine Months Ended May 31, 2025	Fiscal Year 2024
Estimated fair value of awards granted	$6,426	$11,902
Unvested forfeiture rate	6.26%	5.53%
Weighted-average grant price	$32.72	$40.76
Weighted-average market price	$32.72	$40.76
Weighted-average volatility	46.82%	44.63%
Weighted-average risk-free rate	3.96%	4.77%
Weighted-average dividend yield	0.00%	0.59%
Weighted-average expected life	6.61 years	6.59 years

The exercise prices for the options outstanding at May 31, 2025, ranged from $6.85 to $66.14 per share, and the information relating to these options is as follows:
(in thousands except prices and weighted-average amounts)

Exercise Price Per Share		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	92	0.74 years	$9.71	92	0.74 years	$9.71
$9.78	$18.76	128	1.74 years	$10.08	128	1.74 years	$10.08
$18.77	$33.40	481	7.74 years	$30.66	146	3.92 years	$26.09
$33.41	$47.63	1,025	7.61 years	$41.36	439	7.15 years	$41.32
$47.64	$66.14	259	5.96 years	$55.94	199	5.68 years	$57.07
		1,985	6.73 years	$37.18	1,004	5.11 years	$35.34
During the three and nine months ended May 31, 2025, we issued 3,930 and 12,825 shares of stock valued at $0.1 million and $0.4 million, respectively, to our nonmanagement directors as compensation for board-related duties. During the three and nine months ended May 31, 2024, we issued 3,310 and 11,525 shares of stock valued at $0.2 million and $0.5 million, respectively, to our nonmanagement directors as compensation for board-related duties.
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
Revenue concentration shows that international sales accounted for 27% and 30% of revenue for the nine months ended May 31, 2025, and May 31, 2024, respectively. Our three largest customers in terms of revenue accounted for 7%, 4%, and 3% of total revenues, respectively, for the nine months ended May 31, 2025. Our four largest customers in terms of revenue accounted for 9%, 3%, 3%, and 2% of total revenues, respectively, for the nine months ended May 31, 2024.
Accounts-receivable concentrations show that our three largest customers in terms of accounts receivable each comprised between 5% and 12% of accounts receivable as of May 31, 2025; our six largest customers in terms of accounts receivable comprised between 4% and 7% of accounts receivable as of May 31, 2024. As of the filing date of this report, our largest customer, which represented 12% of accounts receivable as of May 31, 2025, was current on all outstanding invoices, except for a de minimis amount.
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
The following tables summarize the results for each segment for the three months ended May 31, 2025, and May 31, 2024, respectively. Please refer to Results of Operations within MD&A for a discussion of results in below tables:

(in thousands)	Three Months Ended May 31, 2025
	Software	Services	Total
Revenues	$12,615	$7,748	$20,363
Cost of revenues	2,540	4,791	7,331
Gross profit	$10,075	$2,957	$13,032
Gross margin	80%	38%	64%
Our software segment and services segment represented 62% and 38% of total revenue, respectively, for the three months ended May 31, 2025.

(in thousands)	Three Months Ended May 31, 2024
	Software	Services	Total
Revenues	$11,908	$6,636	$18,544
Cost of revenues	1,400	3,887	5,287
Gross profit	$10,508	$2,749	$13,257
Gross margin	88%	41%	71%
Our software segment and services segment represented 64% and 36% of total revenue, respectively, for the three months ended May 31, 2024.
The following tables summarize the results for each segment for the nine months ended May 31, 2025, and May 31, 2024, respectively. Please refer to Results of Operations within MD&A for a discussion of results in below tables:

(in thousands)	Nine Months Ended May 31, 2025
	Software	Services	Total
Revenues	$36,814	$24,905	$61,719
Cost of revenues	7,765	17,577	25,342
Gross profit	$29,049	$7,328	$36,377
Gross margin	79%	29%	59%
Our software segment and services segment represented 60% and 40% of total revenue, respectively, for the nine months ended May 31, 2025.

(in thousands)	Nine Months Ended May 31, 2024
	Software	Services	Total
Revenues	$31,111	$20,238	$51,349
Cost of revenues	3,739	11,284	15,023
Gross profit	$27,372	$8,954	$36,326
Gross margin	88%	44%	71%

Our software segment and services segment represented 61% and 39% of total revenue, respectively, for the nine months ended May 31, 2024.
The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three and nine months ended May 31, 2025, and May 31, 2024, were as follows:

(in thousands)	Three Months Ended
	May 31, 2025		May 31, 2024
	$	% of total	$	% of total
Americas	$14,544	71%	$12,428	67%
EMEA	3,698	18%	4,513	24%
Asia Pacific	2,121	11%	1,603	9%
Total	$20,363	100%	$18,544	100%

(in thousands)	Nine Months Ended
	May 31, 2025		May 31, 2024
	$	% of total*	$	% of total
Americas	$45,125	73%	$35,781	70%
EMEA	11,224	18%	11,479	22%
Asia Pacific	5,370	9%	4,089	8%
Total	$61,719	100%	$51,349	100%
*Percentages may not add due to rounding
NOTE 9 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.2 million and $0.2 million for the three months ended May 31, 2025, and May 31, 2024, respectively, and $0.7 million and $0.5 million for the nine months ended May 31, 2025, and May 31, 2024, respectively.

NOTE 10 - RESTRUCTURING

At the end of the quarter ended May 31, 2025, the Company executed a restructuring plan to reduce its workforce by approximately 10% to enhance its operational efficiency and reduce operating expenses (the "2025 Restructuring Plan"). Communication to employees and actions associated with the 2025 restructuring plan were completed by the end of the quarter ended May 31, 2025.

The Company estimates that it will incur a one-time expense of approximately $0.7 million in charges in connection with the 2025 Restructuring Plan, consisting of involuntary severance payments, employee benefits, and related costs, substantially all of which the Company expects to incur in the fiscal year ending August 31, 2025. These costs are recorded within General and Administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income. The restructuring was driven by macro-economic factors negatively impacting the pharmaceutical and biotechnology markets. The reduction in workforce and cost reductions being implemented are expected to reduce operating expenses by approximately $4.3 million on an annualized basis.

As of May 31, 2025, the Company has recorded total severance charges of $0.7 million related to the 2025 Restructuring Plan. Also as of May 31, 2025, the Company had $0.7 million of severance charges reflected within accrued expenses. The Company does not expect to incur further material severance charges related to the 2025 Restructuring Plan in future periods.

NOTE 11 - SUBSEQUENT EVENTS

On July 14, 2025 , the Company announced an investment in Nurocor of $1.0 million. Nurocor offers a cloud-based software platform designed to improve efficiency, reusability, governance, and automation for pharmaceutical companies through digitalization in the clinical development phase. Its solution significantly accelerates the typical clinical trial lifecycle, resulting in a reduction of the overall cost of the clinical development process.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
Our clients face many challenges. Developing new therapies is time-consuming and expensive, requiring an average of 10-15 years and an average cost of approximately $1.3-$2.8 billion to develop a single drug. Drug sponsors must prioritize not only efficacy and safety of the drug, but also issues like drug-drug interactions, inclusion of patients representative of the indicated population, regulatory approvals, minimization of animal testing, safety and compliance during clinical trials, and commercial success.

Our model-informed drug development (“MIDD”) software and services allow clients to use modeling and simulation to accelerate drug development, reduce the costs of R&D, comply with regulatory guidance and best practices, and increase confidence in the safety and efficacy of their drugs and biologics. Our adaptive learning solutions support the success of clinical trials by accelerating recruitment of an appropriate patient population, increasing retention of participants, and by driving competency and compliance with trial protocols, while our medical communications solutions provide support in obtaining regulatory approval and commercialization of drugs.

The Company was previously headquartered in Southern California; however, in support of the Company's remote work culture and plan to reduce excess office space to achieve its carbon footprint reduction targets, the Company fully exited four office locations in Lancaster, California; Raleigh, North Carolina; Buffalo, New York; and Pittsburgh, Pennsylvania. As a result, the company moved its headquarters from Lancaster, California, to Research Triangle Park, North Carolina, and also maintains a European office in Paris, France.

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

Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Results of Operations
Comparison of Three Months Ended May 31, 2025, and May 31, 2024

(in thousands)	Three Months Ended		% of Revenue
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024	$ Change	% Change
Revenue	$20,363	$18,544	100%	100%	$1,819	10%
Cost of revenue	7,331	5,287	36%	29%	2,044	39%
Gross profit	13,032	13,257	64%	71%	(225)	-2%
Research and development	1,216	1,300	6%	7%	(84)	-6%
Sales and marketing	2,680	2,399	13%	13%	281	12%
General and administrative	6,141	7,678	30%	41%	(1,537)	-20%
Impairments	77,221	—	379%	NM	77,221	NM
Total operating expenses	87,258	11,377	429%	61%	75,881	667%
(Loss) Income from operations	(74,226)	1,880	-365%	10%	(76,106)	-4,048%
Other income, net	182	2,010	1%	11%	(1,828)	-91%
(Loss) income before income taxes	(74,044)	3,890	-364%	21%	(77,934)	-2,003%
Income tax benefit (expense)	6,727	(753)	33%	-4%	7,480	993%
Net (loss) income	$(67,317)	$3,137	-331%	17%	$(70,454)	-2,246%

Revenues
Revenues increased by $1.8 million, or 10%, to $20.4 million for the three months ended May 31, 2025, compared to $18.5 million for the three months ended May 31, 2024. This increase is primarily due to a $0.7 million, or 6%, in software-related revenue and a $1.1 million, or 17%, increase in service-related revenue when compared to the three months ended May 31, 2024. The software-related revenue increase of $0.7 million, or 6%, compared to the three months ended May 31, 2024, was primarily due to additional revenue from the Pro-ficiency acquisition of $0.4 million. The service-related revenue increase of $1.1 million or 17%, compared to the three months ended May 31, 2024, was primarily due to additional revenue from the Pro-ficiency acquisition of $2.0 million; however this was partially offset by a lower number of insufficient actionable projects and lower utilization from scientific staff.
Cost of revenues
Cost of revenues increased by $2.0 million, or 39%, for the three months ended May 31, 2025, compared to the three months ended May 31, 2024. This increase is primarily due to a $1.1 million or 81%, increase in software-related cost and a $0.9 million or 23%, increase in service-related costs. The software-related costs increase of $1.1 million or 81%, compared to the three months ended May 31, 2024, was primarily due to additional amortization of $0.8 million as a result of the acquisition of Pro-ficiency and $0.3 million of higher amortization of capitalized software cost driven by the release of GastroPlus in May 2024. The service-related costs increase of $0.9 million or 23%, compared to the three months ended May 31, 2024, was primarily due to additional costs from the Pro-ficiency acquisition of $1.6 million, and a $1.0 million shift from G&A expense to cost of revenues, due to the FY24 reorganization, partially offset by $1.3 million of lower accrued bonuses due to Company performance, lower stock compensation expense of $0.2 million, and lower cost of revenues of $0.2 million due to lower revenues.
Gross profit
Gross profit decreased marginally to $13.0 million from $13.3 million, or 1.7% for the three months ended May 31, 2025, and May 31, 2024. The gross profit decreased modestly in our software business by $0.4 million, or 4%, and increased moderately for our services business by $0.2 million, or 8%, for the three months ended May 31, 2025, compared to the three months ended May 31, 2024.
Overall gross margin percentage was 64% and 71% for the three months ended May 31, 2025 and 2024, respectively, due to the factors described above.
Research and development
We incurred $2.1 million of research and development costs during the three months ended May 31, 2025. Of this amount, $0.9 million was capitalized as part of capitalized software development costs, and $1.2 million was expensed. We incurred $2.1 million of research and development costs during the three months ended May 31, 2024. Of this amount, $0.8 million was capitalized, and $1.3 million was expensed. Research and development spend decreased by $0.1 million, or 2%, for the three months ended May 31, 2025, compared to the three months ended May 31, 2024.
Sales and marketing expenses
Sales and marketing expenses increased by $0.3 million, or 12%, to $2.7 million for the three months ended May 31, 2025, compared to $2.4 million for the three months ended May 31, 2024. The increase for the three months ended May 31, 2025, was primarily due to a $0.5 million increase in expenses related to the acquisition of Pro-ficiency, partially offset by lower stock compensation of $0.1 million and lower sales commissions of $0.1 million.
General, and administrative expenses
General, and administrative (“G&A”) expenses decreased by $1.5 million, or 20%, to $6.1 million for the three months ended May 31, 2025, compared to $7.7 million for the three months ended May 31, 2024. The decrease is primarily driven by a $1.0 million shift from G&A expense to cost of revenues, due to the FY24 reorganization, reduction in bonus expense of $0.9 million, lower travel and entertainment expenses of $0.1 million, partially offset by $0.6 million expense related to a company wide employee summit.
Impairments

During the third quarter of 2025, the Company identified the underperformance of revenue at ALI and MC relative to forecasts utilized in the purchase price allocation and the significant stock price decline in relative terms and in comparison to peers as a triggering event as of May 31, 2025, indicating goodwill, other intangibles and long-lived assets may be impaired. As a result of the impairment test performed, the Company determined goodwill, other intangibles and certain long-lived assets were impaired for its PBPK Services, QSP Software, QSP Services, ALI/MC Software and MC Services reporting units and recorded impairment charges of $0.3 million, $2.7 million, $2.2 million, $33.6 million and $38.4 million, respectively. No impairment was recognized as of May 31, 2024.
Other income
Total other income was $0.2 million for the three months ended May 31, 2025, compared to total other income of $2.0 million for the three months ended May 31, 2024. Interest income decreased by $1.4 million due to the use of cash from investment in debt securities to acquire Pro-ficiency and other income decreased by $0.6 million due to changes in the fair value of the earnout liability related to the Immunetrics acquisition. The fair value of the earnout liability decreased, as no earnout payment was earned in the second earnout measurement period.
Provision for income taxes
The benefit for income taxes was $6.7 million for the three months ended May 31, 2025, compared to an expense of $0.8 million for the three months ended May 31, 2024. The Company tax rate decreased to 9.1% for the three months ended May 31, 2025, when compared to 19.4% for the three months ended May 31, 2024. The decrease in the tax rate is primarily due to discrete expenses recognized during the three months ended May 31, 2025.

Results of Operations
Comparison of Nine Months Ended May 31, 2025 and May 31, 2024

(in thousands)	Nine Months Ended		% of Revenue
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024	$ Change	% Change
Revenue	$61,719	$51,349	100%	100%	$10,370	20%
Cost of revenue	25,342	15,023	41%	29%	10,319	69%
Gross profit	36,377	36,326	59%	71%	51	0%
Research and development	5,207	3,829	8%	7%	1,378	36%
Sales and marketing	9,248	6,337	15%	12%	2,911	46%
General and administrative	16,089	18,878	26%	37%	(2,789)	-15%
Impairments	77,221	—	125%	NM	77,221	NM
Total operating expenses	107,765	29,044	175%	57%	78,721	271%
(Loss) income from operations	(71,388)	7,282	-116%	14%	(78,670)	-1,080%
Other income, net	1,122	4,266	2%	8%	(3,144)	-74%
(Loss) income before income taxes	(70,266)	11,548	-114%	22%	(81,814)	-708%
Income tax benefit	6,229	(2,437)	10%	-5%	8,666	-356%
Net (loss) income	$(64,037)	$9,111	-104%	18%	$(73,148)	-803%

Revenues

Revenues increased by $10.4 million, or 20%, to $61.7 million for the nine months ended May 31, 2025, compared to $51.3 million for the nine months ended May 31, 2024. This increase is primarily due to a $5.7 million, or 18%, increase in software-related revenue and a $4.7 million, or 23%, increase in service-related revenue when compared to the nine months ended May 31, 2024. The software-related revenue increase of $5.7 million, or 18%, compared to the nine months ended May 31, 2024, was primarily due to additional revenue from the Pro-ficiency acquisition of $3.0 million, higher revenues from CPP of $1.0 million and higher revenues from QSP of $0.9 million as perpetual licenses sales increased. The service-related revenue increase of $4.7 million, or 23%, compared to the nine months ended May 31, 2024, was primarily due to additional revenue from the Pro-ficiency acquisition of $6.2 million offset by lower revenue from PBPK of $0.8 million and lower revenue from QSP of $0.8 million due to soft market conditions.
Cost of revenues
Cost of revenues increased by $10.3 million, or 69%, for the nine months ended May 31, 2025, compared to the nine months ended May 31, 2024. This increase is primarily due to a $4.0 million or 108%, increase in software-related cost and a $6.3 million or 56%, increase in service-related costs. The software-related costs increase of $4.0 million or 108%, compared to the nine months ended May 31, 2024, was primarily due to additional cost of revenues of $3.0 million as a result of the Pro-ficiency acquisition out of which $2.5 million is from amortization of developed technology from the acquisition of Pro-ficiency, and $1.0 million of higher amortization of capitalized software cost driven by the release of GastroPlus in May 2024, offset by a decrease of $0.4 million of fully amortized TSRL in the third quarter of fiscal year 2024. The service-related costs increase of $6.3 million or 56%, compared to the nine months ended May 31, 2024, was primarily due to additional costs from the Pro-ficiency acquisition of $4.7 million, and $2.6 million shift from G&A expense to cost of revenues, due to the FY24 reorganization. The $2.6 million increase in cost of revenues corresponds to the $2.6 million decrease in general and administrative expenses discussed below, partially offset by $1.2 million of lower accrued bonuses due to Company performance.
Gross profit
Gross profit remained relatively flat at $36.4 million for the nine months ended May 31, 2025, compared to $36.3 million for the nine months ended May 31, 2024. Gross profit increased in our software business by $1.7 million, or 6%, and decreased for our services business by $1.6 million, or 18%, for the nine months ended May 31, 2025, compared to the nine months ended May 31, 2024.
Overall gross margin percentage was 59% and 71% for the nine months ended May 31, 2025 and 2024, respectively. Gross margin decline is largely attributable to the underperformance of Pro-ficiency revenues.
Research and development
We incurred $7.6 million of research and development costs during the nine months ended May 31, 2025. Of this amount, $2.4 million was capitalized as a part of capitalized software development costs and $5.2 million was expensed. We incurred $6.4 million of research and development costs during the nine months ended May 31, 2024. Of this amount, $2.6 million was capitalized and $3.8 million was expensed. Research and development spend increased by $1.2 million, or 18%, for the nine months ended May 31, 2025, compared to the nine months ended May 31, 2024, primarily due to an increase of $1.2 million from the acquisition of Pro-ficiency.
Sales and marketing expenses
Sales and marketing expenses increased by $2.9 million, or 46%, to $9.2 million for the nine months ended May 31, 2025, compared to $6.3 million for the nine months ended May 31, 2024. The increase was primarily due to an increase of $1.3 million from the acquisition of Pro-ficiency, $0.4 million in higher event-related spending to enhance brand awareness and customer engagement, increased headcount costs of $0.7 million, $0.3 million incurred to support our business development efforts, and increased sales commission to employees of $0.1 million.
General, and administrative expenses

General, and administrative (“G&A”) expenses decreased by $2.8 million, or 15%, to $16.1 million for the nine months ended May 31, 2025, compared to $18.9 million for the nine months ended May 31, 2024. The decrease is primarily driven by a $2.6 million shift from G&A expense to cost of revenues, as referenced above, due to the FY24 reorganization and a decrease in bonus expense of $1.2 million, partially offset by an increase of $0.9 million from the acquisition of Pro-ficiency.
Impairments
During the third quarter of 2025, the Company identified the underperformance of revenue at ALI and MC relative to forecasts utilized in the purchase price allocation and the significant stock price decline in relative terms and in comparison to peers as a triggering event as of May 31, 2025, indicating goodwill, other intangibles and long-lived assets may be impaired. As a result of the impairment test performed, the Company determined goodwill, other intangibles and certain long-lived assets were impaired for its PBPK Services, QSP Software, QSP Services, ALI/MC Software and MC Services reporting units and recorded impairment charges of $0.3 million, $2.7 million, $2.2 million, $33.6 million and $38.4 million, respectively. No impairment was recognized in May 31, 2024.
Other income
Total other income was $1.1 million for the nine months ended May 31, 2025, compared to total other income of $4.3 million for the nine months ended May 31, 2024. $3.7 million of the decrease in interest income is attributable to the use of cash from investment in debt securities to acquire Pro-ficiency, partially offset by a $0.4 million increase due to the decrease in the fair value of the Immunetrics earnout liability, as no earnout payment is anticipated related to the second earnout measurement period.
Provision for income taxes
The benefit for income taxes was $6.2 million for the nine months ended May 31, 2025, compared to an expense of $2.4 million for the nine months ended May 31, 2024. The Company tax rate decreased to 8.9% mainly due to both the lower proportion of US taxable income vs France where the effective tax rate is significantly lower and tax benefits from discrete items, when compared to 21.1% for the nine months ended May 31, 2024.
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

We continue to seek opportunities for strategic acquisitions, investments, and partnerships. If one or more strategic opportunities are identified, a substantial portion of our cash reserves may be required to complete the transaction. If we identify an attractive strategic opportunity that would require more cash to complete than we are willing or able to use from our cash reserves, we may consider financing options to complete the transaction, including obtaining loans or selling our securities. Additionally, our quest for strategic opportunities could result in a significant change to our liquidity position and/or our results of operations if any such transactions are completed.

Except as discussed elsewhere in this Quarterly Report, we are not aware of any trends or demands, commitments, events, or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets.
Cash, Cash Equivalents, and Investments
At May 31, 2025, the Company had $27.0 million in cash and cash equivalents, $1.5 million in short-term investments, and net working capital of $41.6 million. Short-term investments consist of highly liquid investment-grade fixed-income securities, diversified among industries and issuers. The investments are U.S.-dollar-denominated securities. Our fixed-income investments are exposed to interest rate risk and credit risk. The settlement risk related to these investments is insignificant, given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities and can readily be converted to cash when needed.
Cash Flows

Operating Activities

Net cash provided by operating activities was $12.5 million for the nine months ended May 31, 2025. Our operating cash flows resulted in part from our net loss of $64.0 million, offset by cash payments we made to third parties for their services, employee compensation, and non-cash impairment charges. The changes in balances of assets of $4.1 million was primarily due to change in accounts receivables driven by higher revenues and invoicing that occurred closer to the end of the current quarter and higher prepaid income taxes of $1.2 million driven by timing of cash tax payments. The changes in liabilities balances of $0.8 million were primarily due to higher deferred revenues of $2.3 million driven by higher invoicing that occurred closer to the end of the current quarter and timing of revenue recognition, and higher accounts payable of $1.1 million driven by timing of payments, offset by lower bonus accrual of $2.4 million driven by lower business performance.
Net cash provided by operating activities was $11.7 million for the nine months ended May 31, 2024. Our operating cash flows resulted primarily from our net income of $9.1 million. In addition, $3.0 million related to changes in balances of operating assets and liabilities was added to net income and $5.6 million related to noncash charges was added to net income to reconcile to cash flow from operations.
Net cash provided by operating activities decreased by $0.9 million during the nine months ended May 31, 2025, compared to the nine months ended May 31, 2024. This decrease was driven by drivers as explained above for both comparative periods.
Investing Activities
Net cash provided by investing activities during the nine months ended May 31, 2025, was $5.4 million, primarily due from maturities of short-term investments of $14.0 million and sale of short-term investments of $1.0 million, partially offset by the purchase of short-term investments of $6.5 million and computer software development costs of $2.1 million,
Net cash provided by investing activities during the nine months ended May 31, 2024, was $45.5 million, primarily due to the sale of investments for $45.1 million and maturities of short-term investments for $71.1 million. This was partially offset by purchase of short-term investments of $67.2 million and computer software development costs of $2.5 million.

Financing Activities

Net cash used in financing activities during the nine months ended May 31, 2025, was $1.3 million, primarily due to cash settlement of $1.6 million from the holdback obligation related to the Immunetrics acquisition, offset by proceeds from the exercise of stock options totaling $0.3 million.

Net cash used in financing activities during nine months ended May 31, 2024, was $5.6 million, primarily due to dividend payments totaling $3.6 million and the first cash earnout payments in the aggregate amount of $2.5 million to the former equity holders and employees of Immunetrics, partially offset by proceeds from the exercise of stock options totaling $0.5 million.

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
Immunetrics Acquisition
During the quarter ended February 28, 2025, the Company completed the final payment of $1.6 million related to the holdback liability from the Immunetrics acquisition. Additionally, based on Immunetrics' performance during the second earnout measurement period, the Company reassessed the fair value of the related contingent consideration and determined it to be zero as of February 28, 2025. In the quarter ending May 31, 2025, the Company reached a final settlement with the sellers, confirming that no earnout payment was due, consistent with the previously recorded assessment.
Share Repurchases
For the three and nine months ended May 31, 2025, and May 31, 2024, respectively, we did not repurchase any shares of Company stock. As of May 31, 2025, $30 million remains available for additional repurchases under our authorized repurchase program. However, we are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of further share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The share repurchase program has no expiration date but may be terminated at any time at our Board of Directors’ discretion.
Critical Accounting Estimates
Estimates
Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Actual results could differ from those estimates. Critical Accounting Estimates for us include revenue recognition, accounting for capitalized software development costs, accounting for intangible assets and goodwill, valuation of stock options, business acquisitions and accounting for income taxes.
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

Capitalized Computer Software Development Costs

Software development costs are capitalized in accordance with ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $0.9 million and $0.8 million for the three months ended May 31, 2025, and May 31, 2024, respectively, and $2.4 million and $2.6 million for the nine months ended May 31, 2025, and May 31, 2024, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products, not to exceed five years. Amortization of software development costs amounted to $0.8 million and $0.5 million, respectively, for the three months ended May 31, 2025, and May 31, 2024, respectively, and $2.4 million and $1.3 million for the nine months ended May 31, 2025, and May 31, 2024, respectively. We expect future amortization expense to vary due to variations in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of May 31, 2025, the Company determined that it had nine reporting units: CHEM Software, PBPK Software, QSP Software, CPP Software, ALI/MC Software, PBPK Services, CPP Services, QSP Services, and ALI/MC Services.

As of May 31, 2025, the entire balance of goodwill was attributed to six of the Company's reporting units, CPP Software, CPP Services, QSP Software, QSP Services, ALI/MC Software, and MC Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. As a result of the quantitative impairment test performed, the Company determined goodwill was impaired for its QSP Software, ALI/MC Software and MC Services reporting units and recorded a goodwill impairment charge of $1.8 million, $13.3 million and $36.7 million, respectively during the period ended May 31, 2025. Such charges are recorded in Impairments on the condensed consolidated statements of operations and comprehensive (loss) income.

The Company recorded impairment charges for its indefinite lived intangible assets for its QSP Software and ALI/MC Software reporting units of $0.9 million and $4.6 million, respectfully during the period ended May 31, 2025. Such charges are recorded in Impairments on the condensed consolidated statements of operations and comprehensive (loss) income.
The Company recorded impairment charges for its long-lived assets for its PBPK Services, QSP Services, ALI/MC Software, and MC Services reporting units of $0.3 million, $2.2 million, $15.7 million and $1.7 million, respectively during the period ended May 31, 2025. Such charges are recorded in Impairments on the condensed consolidated statements of operations and comprehensive (loss) income.

No impairment losses were recorded during the three and nine months ended May 31, 2024, respectively.

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

Research and Development Costs

R&D costs are charged to expense as incurred until technological feasibility has been established, or when the costs are for maintenance and minor modification of existing software products that do not add significant new capabilities to the products. These costs include salaries and benefits, laboratory experiments, and purchased software that was developed by other companies and incorporated into, or used in the development of, our final products.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation costs include the estimated grant-date fair value of awards amortized over the options’ vesting period. Stock-based compensation costs, not including shares issued to directors for services, were $1.4 million and $1.7 million, for the three months ended May 31, 2025, and May 31, 2024, respectively, and $4.7 million and $4.6 million for the nine months ended May 31, 2025, and May 31, 2024, respectively.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of May 31, 2025, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of May 31, 2025, that our disclosure controls and procedures were effective.
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
Pro-ficiency may not perform as we or the market expects. Risks associated with the Pro-ficiency acquisition include, without limitation:
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

Risks Relating to Government Regulation

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

Further, any future government or DOGE proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA, and other related U.S. government agencies. These budgetary pressures may result in a reduced ability by the FDA and others to perform their respective roles and may have a related impact on institutions and research laboratories whose funding is fully or partially dependent on both the level and the timing of funding from government sources. Robert F. Kennedy Jr., the Secretary of the U.S. Department of Health and Human Services, which oversees the FDA, has previously stated his intent to downsize or restructure these agencies, including by appointing new directors to the agencies. In the event of a partial or complete government shutdown, the FDA and certain other science agencies may temporarily cease certain operations.. Furthermore, during such shutdown, the FDA may maintain only operations deemed to be essential for public health while suspending the acceptance of new medical product applications and routine regulatory and compliance work related to medical products, certain drugs, and foods. Disruptions at the FDA and other agencies, such as those resulting from a restructuring of these agencies, a government shutdown, or uncertainty from stopgap spending bills may slow the time necessary for new drugs and devices to be reviewed and/or approved by necessary government agencies and may affect the ability of the healthcare and drug industries to deliver new products to the market in a timely manner, which would adversely affect our operating results and business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the quarter ended May 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Dr. Lisa LaVange (1)	Director	Adoption	04/29/2025	02/07/2026	4,100

(1) On April 29, 2025, Dr. Lisa LaVange entered into a new prearranged stock trading plan pursuant to Rule 10b5-1, which provides for (i) the potential exercise of vested stock options and the associated sale of up to 1,000 shares of Company stock underlying such options, and (ii) the potential sale of up to an additional 3,100 shares of Company common stock. The new plan expires on February 7, 2026 or upon the earlier completion of all authorized transactions under the new plan.
The Rule 10b5-1 trading arrangements described above were adopted and pre-cleared in accordance with the Company’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.
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

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Research Triangle Park, State of North Carolina, on July 15, 2025.

SIMULATIONS PLUS, INC.

Date:	July 15, 2025	By:	/s/ Will Frederick
Will Fredrick Executive Vice President and Chief Financial Officer