Form 10-K
period 2025-08-31
Simulations Plus, Inc.
filed 2025-12-01
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2025
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number: 001-32046

Simulations Plus, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4595609 (I.R.S. Employer Identification No.)

800 Park Offices Drive, Suite 401 Research Triangle Park, NC 27709	(661) 723-7723
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SLP	NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was approximately $478,929,073. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of November 14, 2025, 20,144,564 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Simulations Plus, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2025
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

Simulations Plus, Inc. was incorporated in California on July 17, 1996. The Company is a global leader and premier provider in the biopharma sector, offering advanced software and consulting services that enhance drug discovery and development, clinical trial operations, and commercialization. The Company supports its clients across the drug development lifecycle from early discovery through all phases of clinical research and development (“R&D”), including clinical operations, to product commercialization. The Company serves clients as a strategic partner throughout the entire drug development lifecycle, offering solutions that integrate scientific software platforms, artificial intelligence-augmented insights, and expert consulting. This optimizes efficiency, costs, and time-to-market for our clients, thereby enhancing our competitive position.
Our clients face many challenges. Developing new therapies is time-consuming and expensive, requiring an average of 10-15 years at an average cost of $2.2 billion to develop a single drug according to Drug Discovery Today. Drug sponsors must prioritize not only the safety and efficacy of the drug, but also navigate issues such as drug-drug interactions, inclusion of diverse populations, evolving regulatory policies, increasing compliance during clinical trials, and achieving commercial success.

Our model-informed drug development (“MIDD”) software and services solutions allow clients to use modeling and simulation to accelerate the drug development timeline, minimize animal testing, reduce the costs of R&D, comply with regulatory guidance and best practices, and increase confidence in the safety and efficacy of their drugs. Our clinical operations solutions support the success of clinical trials by enhancing participant diversity and retention of participants and driving competency and compliance with trial protocols. Meanwhile, our commercialization solutions provide support in obtaining regulatory approval and post-regulatory commercialization of new treatments.
Through these offerings, we fulfill our mission to create value for our clients by accelerating and reducing the costs of R&D through innovative science-based software and consulting solutions that optimize treatment options and improve patient lives.

At the beginning of the fourth quarter of fiscal year 2025, the Company reorganized its internal structure to create a more integrated and cohesive operating platform based on product and service solutions. This reorganization reflects a shift from a business unit to a function-based organizational structure including:
•Services;
•Operations;
•Product and Technology;
•Research and Development;
•Sales and Marketing; and
•General and Administrative
The Company's U.S. headquarters is in Research Triangle Park, NC and its European office is in Paris, France. Our common stock has traded on the Nasdaq Global Select Market under the symbol “SLP” since May 13, 2021, prior to which it traded on the Nasdaq Capital Market under the same symbol.

SOLUTIONS

We provide end-to-end offerings across the drug development lifecycle, including guiding early drug discovery, establishing pre-clinical protocols, contributing to the design of clinical programs, enabling clinical trial operations, facilitating regulatory submissions for product approval, and supporting commercial market launches. We are a premier developer of modeling and simulation software for drug discovery and development, including the prediction of properties of molecules utilizing both artificial intelligence (“AI”) and machine-learning ("ML") technologies. Our software and consulting services are provided to major pharmaceutical, biotechnology, agrochemical, cosmetics, and food industry companies and academic and regulatory agencies worldwide for use in conducting industry-based research. Our clients use our software programs and scientific consulting services during the drug discovery and development stages to enhance their understanding of the properties of potential new therapies and to use emerging data to improve formulations, select and justify dosing regimens, support generic pharmaceutical product development, optimize clinical trial designs, and simulate outcomes in special populations, such as elderly and pediatric patients. Our clients also leverage our software and consulting services to optimize their clinical trial operations and commercial market launches.
SOFTWARE
General
We currently offer software products for discovery, development, clinical operations, and commercialization, as follows:
Discovery
•Two biosimulation products that predict and analyze static properties of chemicals utilizing both AI and ML technologies:

◦ADMET Predictor® : AI/ML software for absorption, distribution, metabolism, excretion, and toxicity (ADMET) modeling, with extended capabilities for data analysis, extensive metabolism predictions, AI-driven drug design, integrated HT-PBPK simulations, and rapid mechanistic liver safety risk assessments.
◦MedChem Designer™: free chemical sketching software tool that combines innovative molecule drawing features with some of the fast and accurate ADMET property predictions from ADMET Predictor.
Development
•Three biosimulation products that provide time-dependent results based on solving large sets of mechanistic differential equations:
◦
◦GastroPlus®: mechanistically based simulation software that predicts absorption, biopharmaceutics, pharmacokinetics, and pharmacodynamics in humans and animals.
◦DDDPlus™: software for modeling the in vitro dissolution of active pharmaceutical ingredients (APIs) and formulation excipients under various experimental conditions.
◦MembranePlus™: software for in vitro permeability and hepatocyte modeling.
•Eight biosimulation products that are based on mechanistic, mathematical models and differential equations:

◦DILIsym®: software for predicting potential drug-induced liver injury (DILI) hazards and providing insight into mechanisms responsible for observed DILI responses.
◦NAFLDsym®: software for predicting efficacy for treatment modalities developed for metabolic dysfunction-associated steatotic liver disease (MASLD), formerly known as nonalcoholic fatty liver disease (NAFLD), and metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH).
◦ILDsym™: software for predicting efficacy of treatment modalities developed for interstitial lung disease (ILD) associated with systemic sclerosis (SSc).
◦IPFsym®: software for predicting efficacy of treatment modalities developed for idiopathic pulmonary fibrosis (IPF) and other lung diseases.
◦RENAsym®: software for predicting the likelihood of renal injury and providing insight into the biological mechanisms behind observed renal safety signals.
◦MITOsym®: software focused on representing in vitro experimental assessment of mitochondrial function.

◦OBESITYsym™: software for predicting drug efficacy for weight loss and nausea side effects.
◦Thales™: end-to-end quantitative systems pharmacology (QSP) software for building models, optimizing simulated populations to reported clinical efficacy, and visualizing and analyzing simulation results.
•One biosimulation product designed for modeling and simulation that supports clinical trial simulations and trial design, as well as population analyses, rapid clinical trial data analyses, and regulatory submissions:
◦MonolixSuite™ (the combination of Monolix®, PKanalix®, and Simulx®).: fully interoperable software suite for a modeling workflow that includes data visualization, non-compartmental analysis, and population modeling and simulations.
Clinical Operations
•One product for education, training, and compliance monitoring:
◦Pro-ficiency®: adaptive learning/simulation-based training software supporting protocol compliance during clinical trials.
Commercialization
•One product for key opinion leader (“KOL”) research in the medical community:
◦Panorama KOL Insights: an easy-to-use dashboard for accessing current information about key opinion leaders (KOLs) based on filters including but not limited to therapeutic expertise, geographic location, affiliations, publications, and clinical trials.
Our software business represented 58% of our total revenue during the fiscal year ended August 31, 2025, primarily generated by the following products:

ADMET Predictor®

ADMET Predictor is a top-ranked, chemistry-based computer program that takes molecular structures as inputs and uses AI/ML technology to predict more than 175 different properties for them. This capability allows chemists to generate estimates for many important molecular properties without the need to synthesize and test the molecules. A chemist can then assess the likely success of many existing molecules in a company’s chemical library, as well as generate new ideas for virtual molecules still being designed.

The optional ADMET Modeler™ Module in ADMET Predictor enables scientists to use their own experimental data to quickly create proprietary high-quality predictive models using the same powerful AI engine we use to build our top-ranked property predictions.

Version 13 of ADMET Predictor was released in June 2025, which added many new features, including:

•New Models: New models offer increased accuracy and granularity of our clients' predictions, including areas such as liver microsomal and hepatocyte intrinsic clearance for monkeys and dogs, plasma protein binding (Fup) for monkeys and dogs, melting point, Gibbs free energy of self-solvation and hydration, and more.

•Enhanced Models: Updates to our trusted models offer improved understanding around aqueous solubility, volume of distribution, blood-brain barrier (BBB) penetration, and more.

•Updated Modules: The high-throughput pharmacokinetic ("HTPK") and Artificial Intelligence-driven Drug Design ("AIDD") modules have been expanded to provide more detail to our clients' predictions and promote novelty and synthetic feasibility.

•Expanded Representation State Transfer ("REST") API: The latest version of our REST API supports image generation in Linux, easier property prioritization, and more.

•General Usability and Informatics Improvements

We have made significant investments in three key areas with recent versions: improving integration of our top-ranked ADMET Predictor and GastroPlus models to leverage our novel HTPK simulation approaches for chemists and safety researchers, enhancing our best-in-class AI/ML engine to assist with drug discovery, and advancing our innovative AIDD Module to apply generative AI technology to design, optimize, and evaluate up to 10 million lead molecules overnight for any combination of properties.

Recent collaborations include:

•Validation of ADMET Predictor models with enhanced AI drug design: in July 2025 and with the Institute of Medical Biology of the Polish Academy of Sciences (IMB PAS), we announced the publication of results that showed the validation of our models and on the ADMET Predictor platform. With IMB PAS, we used our models to design and optimize molecules for RORγ/RORγT ligand potency, in vivo absorption, synthesizability, and ADMET risk; the vast majority of compounds tested had strong potency for the target.

•Development of new AI drug discovery offering: in October 2024 and in partnership with the University of Southern California (USC) Alfred E. Mann School of Pharmacy and Pharmaceutical Sciences, we were awarded a research grant from the National Institutes of Health ("NIH") to evaluate and integrate novel computational methods that account for water-ligand interactions into the AIDD module for a first-of-its-kind ligand-based virtual screening solution.
GastroPlus®

In May 2024, GastroPlus version 10 (branded as GPX™) was released. This version was the culmination of a long-term collaboration with our scientific partners to understand how we can better support their needs, and resulted in a completely redesigned platform that incorporated the proven top-rated science, advanced models, refined algorithms, and integrated ML technology that has been validated over 27 years. In September 2025, GastroPlus version 10.2 (branded as GPX.2) was released with new and expanded models, as well as new AI and automation functionality designed to support complex simulations and workflows.

Because of the extent of the use of GastroPlus, we have been able to enter both funded and unfunded collaborations with industry and government agencies to drive advances in modeling and simulation science. In all such collaborations, we own the intellectual property developed within the GastroPlus program, and updates are integrated into future versions and made available to all clients. Recent collaborations include:

•Enhancement of advanced compartmental absorption and transit (ACAT™) model: in January 2025, we partnered with the Enabling Technologies Consortium to enhance the predictive capabilities of our ACAT model to support the development of immediate-release oral drug products.

•Expansion of mechanistic modeling approaches for long-acting injectables: in November 2024 and in partnership with the University of Connecticut’s School of Pharmacy, Department of Pharmaceutical Sciences, we were awarded a funded grant from the U.S. Food and Drug Administration (FDA) to use Physiologically Based Pharmacokinetics ("PBPK") approaches in GastroPlus to build and validate mechanistic in vitro-in vivo correlations for long-acting injectables.

DILIsym®

DILIsym is the leading quantitative systems toxicology ("QST") platform for predicting and explaining drug-induced liver injury ("DILI"). It is designed for use during drug development to provide an indication of the potential DILI hazard posed by individual molecules as well as to provide deeper insight into the mechanisms responsible for observed DILI responses at various stages of the development process.

It is the most widely used software for DILI prediction and is utilized as a source of QST modeling-based data assessed by the FDA’s DILI team.

In May 2025, DILIsym version 11 was released with new and enhanced models, as well as the addition of new pediatric and post-menopausal women (PMW) simulated populations.

Thales™

Thales is an end-to-end quantitative systems pharmacology (QSP) platform for building models, optimizing simulated populations to reported clinical efficacy, and visualizing and analyzing simulation results. It is designed to support scientists in developing models to understand biological complexities, evaluate drug candidates for clinical efficacy and/or toxicity potential, and guide clinical trial designs and optimal dosing protocols. Licensable models are available in the areas of metabolism, oncology, inflammation, and immunology.

MonolixSuite™

MonolixSuite is a specialized solution for modeling and simulation for pharmaceutical companies, biotechnology enterprises, and hospitals. It supports nonparametric analyses, population analyses and modeling, and clinical trial simulation. The extended MonolixSuite contains three main products: PKanalix®, Monolix®, and Simulx®. Monolix 2024R1 was released in March 2024, which combines the most advanced algorithms with a unique ease of use. The products are used by pharmaceutical companies across the globe at each step of drug development, from preclinical to first-in-human, clinical, and post-approval.

Pro-ficiency®

Pro-ficiency is an adaptive learning/simulation-based training platform that delivers bespoke education underpinned by a proprietary software foundation that allows for rapid content development with multi-language and cultural adaptability, with insights derived from learned behavior that highlight performance/execution risk areas and allow them to be addressed before trials or projects begin.
SERVICES
General

Our scientists and engineers have extensive expertise, including, but not limited to initial molecule design using molecular design tools, and AI and ML; modeling pharmacokinetics, pharmacodynamics, drug-drug interactions, dosing paradigms, exposure-response, and potential toxicity; developing and conducting effective site/investigator training and compliance monitoring; and medical communications and commercialization strategies. We partner with clients who have complex problems and recognize our expertise in solving them.
Our services business represented 42% of our total revenue during the fiscal year ended August 31, 2025, primarily generated by the following service offerings:

Development

PBPK: In 2014, the FDA began to emphasize the need to encourage mechanistic PBPK modeling and simulation in clinical pharmacology, with final guidance documents completed in 2018. Draft guidance documents from the FDA, which were released in October 2020, focused on additional biopharmaceutics applications for oral drug product development, manufacturing changes, and controls. Other global agencies, including the European Medicines Agency (“EMA”), Japan’s Pharmaceutical and Medical Devices Agency (“PMDA”), the Chinese National Medical Products Administration (“NMPA”), and Health Canada, have all published their own guidance, or extended existing ones, over the past several years. This has resulted in an increased need for our scientific consulting staff to draw upon its extensive experience across multiple therapeutic areas of modeling and simulation to provide consulting-related services utilizing these sophisticated techniques. We support PBPK modeling throughout the entire product lifecycle, from discovery through translational research and clinical development, when an organization lacks the time or resources to use our software directly. More specifically, our clients seek out our consulting services to acquire scientific, therapeutic-area-related modeling and simulation expertise that they do not have in-house.

QSP: We provide creative and insightful consulting services to support our quantitative systems pharmacology (“QSP”) modeling focused on liver and kidney safety, metabolic and cardiac conditions, inflammatory disease, and immuno-oncology, as well as other areas.

PKPD: Our clinical-pharmacology-based consulting services span the entire clinical development phase, and includes population pharmacokinetic and pharmacodynamic (“PKPD”) modeling, exposure-response analyses, clinical trial simulations, data programming, and technical writing services in support of regulatory submissions. In addition to modeling and simulation consulting services, we provide expertise and assistance with development-related decision-making and support for regulatory interactions related to dose selection, clinical trial design, and understanding of the determinants of safety and efficacy for new medicines.

Clinical Operations
Our training development consulting services provide a unique blend of instructional design and clinical operations expertise, designing simulation-based programs that allow learners to practice complex concepts from clinical trial protocols in a risk-free virtual environment, thereby facilitating and accelerating study launch, and that provide Sponsors with performance-based analytics to mitigate risk and optimize study and project quality.

Commercialization
Our experienced medical communications consultants provide strategy, positioning, messaging, and tactical support for our clients in support of their market intelligence and commercial endeavors.

Below is a summary of percentage of total revenues for each of our software and services businesses for the fiscal years ended August 31:

	2025	2024	2023
Software	58%	59%	61%
Services	42%	41%	39%
Total	100%	100%	100%
SALES AND MARKETING
We market our software and services globally through attendance and presentations at scientific meetings, exhibits at trade shows, seminars at pharmaceutical companies and government agencies, online presentations, our website, and various communication channels to our database of prospects and clients. At various scientific meetings worldwide, research accomplishments using our software are reported through numerous presentations and posters. Many of these presentations are from industry and FDA scientists; while others are from our staff. Numerous peer-reviewed scientific journal articles are published, and conference presentations are delivered each year using our software, primarily by our clients, further supporting its use in a wide range of preclinical and clinical studies.

Our sales and marketing efforts are handled primarily internally by our sales and marketing staff, with our scientific team and several senior management staff assisting with trade shows, seminars, and client training both online and on-site. We also have independent distributors in Japan, China, India, South Korea, and Brazil, who sell and market our products with support from our scientists and engineers.

During the fourth quarter of fiscal year 2025, the Company pivoted to an account-based solution selling business model, where the focus is on identifying and solving client pain points across the drug development lifecycle rather than selling discrete products or services. This is an opportunity to align business development activities with the Company reorganization and design the sales organization for strategic growth, client-centricity, and scalability.

COMPETITION
We compete against a number of established companies; some of our competitors provide screening, testing, and research services, and products that are not based on biosimulation software. Other competitors provide both consulting services and biosimulation software. There are also software companies whose products do not compete directly with ours but are sometimes closely related. Our competitors in this field include some companies with financial, personnel, research, and marketing resources that are larger than ours.
Major pharmaceutical companies conduct drug discovery and development efforts through their internal development staff and outsourcing. Smaller companies generally need to outsource a greater percentage of this effort. Thus, we compete not only with other software suppliers, scientific consulting service providers, and contract research organizations ("CROs"), but also with in-house development and scientific consulting teams at some of the larger pharmaceutical companies. Our competitors include, but are not limited to, Optibrium, Certara, ICON, Metrum Research Group, Veeva, and WCG.
Based on our technical knowledge and expertise, we believe that we are strategically positioned to offer competitive modeling and simulation consulting services to companies. Our clients seek out our services for multiple reasons including: (i) to acquire scientific, therapeutic-area-related modeling expertise that they do not have in-house, (ii) to address a need for modeling and simulation efforts beyond the capacity of in-house resources, (iii) to fulfill their modeling requirements more efficiently than they could do in-house, and (iv) to utilize our software when they do not have the in-house expertise to do so. We apply our software and assist companies in such areas as AIDD, MIDD, PKPD, PBPK, and QSP.
We believe the key factors in our ability to successfully compete in this field are our ability to: (i) continue to invest in research and development, and develop and support industry-leading simulation and modeling software and related products and services, (ii) develop and maintain a proprietary database of results of physical experiments that serve as a basis for simulated studies and empirical models, (iii) continue to attract and retain a highly-skilled scientific and engineering team, (iv) aggressively promote our products and services to the global market, and (v) develop and maintain collaborative relationships with research and development departments of pharmaceutical companies, universities, and government agencies.
In addition, we are actively seeking strategic acquisitions to expand both our pharmaceutical software portfolio and services offerings.
TRAINING AND TECHNICAL SUPPORT
Client training and technical support are important factors in client satisfaction for our modeling and simulation products in discovery and development, and we believe we are an industry leader in providing strong client training and technical support in our business areas. We provide in-house seminars at clients’ and potential clients’ sites, as well as at selected universities to train students who will soon be industry scientists. These seminars often serve as initial training in the event the potential clients decide to license or evaluate our software. Technical support is provided after the sale of any software in the form of on-site training (at the client’s expense), web meetings, and e-mail assistance to the clients’ users during the clients’ license periods.
Technical support for our software is provided by our sales operations and support staff. We have found that most clients need minimal technical support for our software products.
RESEARCH AND DEVELOPMENT

The development of our software is focused on the convergence of AI, cloud computing, and our validated science to expand our product portfolio and integrate existing and new products into our principal software architecture and platform technologies. We intend to continue to offer regular updates to our products and to continue to look for opportunities to expand our existing suite of products and services.

To date, we have developed products internally, sometimes also licensing or acquiring products, or portions of products, from third parties. We intend to continue to license or otherwise acquire technology or products from third parties when we believe that it makes business sense to do so.

Our software products are designed and developed by our product and technology team in close partnership with other departments. Our products and services are delivered electronically and deployed through on-premise and cloud-hosted models.

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

CLIENTS

Our clients include companies involved in pharmaceuticals, biotechnology, agriculture, and consumer goods, as well as universities, hospitals, and government research and regulatory agencies. We concentrate on serving the needs of our clients in drug discovery, development, clinical trials, post-patent generic formulation development, and post-approval drug commercialization. Our current client base is highly fragmented, and we did not derive a material portion of our revenues from any single client for the fiscal year ended August 31, 2025.
SEASONALITY
Our revenues exhibit seasonal fluctuations, with the first and fourth fiscal quarters generally having the lowest revenues. This is due to pharmaceutical industry buying patterns, consulting service slowdowns due to summer vacations in the previous quarter, and lower client and employee conference attendance in those periods. Revenues for any quarter are not necessarily indicative of revenues for any future period; however, because our pharmaceutical software is licensed on an annual basis, renewals are usually within the same quarter year after year, even though there are certain instances in which the license renewal term may not immediately follow the initial license term, and therefore result in a shift of certain client revenues to a subsequent quarter.
ENVIRONMENTAL REGULATORY MATTERS
We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that efforts to maintain such compliance will have a material effect on capital expenditures, earnings, or competitive position with respect to any of our operations.
HUMAN CAPITAL

We are dedicated to our people and foster a culture of engagement, empowerment, and equity. Over 99% of our global workforce is full-time, with more than 70% having life sciences software, services, and R&D backgrounds. Due to the specialized nature of our work, we recruit candidates with advanced education and skills-over 60% of our technical and scientific staff hold advanced degrees with focuses inclusive of mathematics, chemistry, biomedical engineering, or pharmaceutical sciences.

As of August 31, 2025, we employed 213 people, including 212 full-time and one part-time employee.

Culture

Our continued success depends on attracting and retaining top talent. To support this, we focus on a comprehensive total rewards program encompassing compensation, benefits, wellness, training, time off, recognition, and travel support. In 2025, according to employee feedback collected by the workplace-culture platform Comparably, the Company was included on that site's lists for Best Company for Diversity, Best Company for Women, Best Company for Leadership, and Best Company for Benefits. Our voluntary turnover rate was under 6% in fiscal year 2024, reflecting strong continued employee engagement.

In fiscal 2025, we hosted an all-company summit that brought our global team together to align on company strategy, strengthen in-person connections, and give back to the community. As part of the event, employees volunteered to assemble and donate over 100 STEM backpacks to support a local underserved community.

We are committed to fostering an inclusive environment where all employees feel valued, respected, and supported in reaching their full potential. Our goal is to ensure that everyone has equal access to opportunities and is empowered to contribute meaningfully to our shared success. In terms of gender equity, women currently comprise 46% of our workforce and 47% of our scientific staff. Through our ADP Workforce Now platform, we actively monitor workforce trends and hiring data to guide continuous improvements in our policies and practices. We regularly review these metrics to align our recruitment efforts and refine benefits to support all employees. We offer paid parental leave for all employees, whether for birth or adoption, and maintain a flexible time-off and remote-first work culture that enables collaboration across the globe and allows us to hire the best talent, regardless of location.
Compensation, Training, and Awareness Programs

We continue to refine our career paths across all functions, using grade-level benchmarking to guide internal development, promotion, and recruitment. These structured pathways ensure transparency and consistency while supporting employee growth and organizational excellence. Our ADP Workforce Now platform further enhances performance management, goal tracking, and succession planning.

In the coming year, we intend to place greater emphasis on identifying and growing future leaders by strengthening leadership development and succession planning. We continue to provide company-funded opportunities for employees to advance their technical, leadership, and professional skills. Our ongoing cross-specialty training program—featuring monthly presentations by expert modelers from different departments—fosters collaboration, expands shared knowledge, and builds a unified, innovative workforce.
Health & Safety

We place a high value on maintaining a clean, safe, and healthy environment for our employees. Our Human Rights Policy confirms our commitment to basic human rights worldwide and our Code of Conduct requires our employees and vendors to work within our established principles of ethics.

The well-being of our employees, whether they are working in our offices or remotely from home offices, is one of our highest priorities. We believe that we are substantially in compliance with all applicable laws, regulations, and standards, and we make every reasonable effort to be attentive and responsive to our employees’ needs. We continue to provide very competitive health and wellness benefits, and each year we host a wellness challenge for all employees with monetary incentives to encourage a healthy and less sedentary lifestyle. We also host regular "coffee breaks" and other virtual engagement opportunities to encourage, even in a remote environment, interacting and sharing with colleagues outside of work meetings or topics.

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
No significant pollution or other types of hazardous emissions result from our operations and it is not anticipated that our operations will be materially affected by federal, state, or local provisions concerning environmental controls. Our costs of complying with environmental, health, and safety requirements have not been material. Furthermore, compliance with federal, state, and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor are they expected to have, any material effect on the capital expenditures, earnings, or competitive position of the Company.
ENVIRONMENTAL, SOCIAL, GOVERNANCE

We are committed to creating sustainable and excellent returns to our shareholders, all while maintaining a strong sense of good corporate citizenship that places a high value on the welfare of our employees, the communities in which we operate, and the world as a whole. We believe that effectively prioritizing and managing our Environmental, Social, and Governance (“ESG”) factors will help create long-term value for our investors. We also believe that transparently disclosing the goals and relevant metrics related to our ESG programs will allow our stakeholders to be informed about our progress.
The topics covered in this section are identified through third-party ESG reporting frameworks, standards, and metrics, such as the Sustainability Accounting Standards Board (“SASB”), and United Nations Sustainable Development Goals ("SDGs"). More information regarding our key ESG programs, goals and commitments, and key metrics can be found on the ESG Reports and Updates section of our website.
Our ESG highlights include the following:
Environmental Matters
Our electronic waste is sent to approved local e-waste recycling centers. We have a policy of using IT hardware vendors that embrace environmental sustainability. We continue in our commitment to remote work, with most employees working from home, which reduces emissions from commuting to workplaces. As part of our ongoing commitment to environmentally sustainable business operations, we recently consolidated the servers in our U.S. offices into our existing colocation facility to reduce energy usage and our carbon footprint. As a result, our energy usage was reduced by 75% compared to the prior year.

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

Scope 3: Scope 3 encompasses emissions that are not produced by the company itself and are not the result of activities from assets owned or controlled by it, but by those entities with which it engages up and down its value chain. An example of this is when we buy, use, and dispose of products from suppliers. Scope 3 emissions include all sources not within the scope 1 and 2 boundaries.

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
•We maintain a remote-first philosophy that supports the needs and priorities our employees have outside of work and contributes to work-life balance.

•We have a paid parental leave program to support working parents and a recognition system to encourage peer- to-peer and leader-to-employee recognition.
•We also ensure that all our employees have the opportunity to attend in-person employee events to collaborate face-to-face with their colleagues around the globe.
•We continue to provide supplemental benefits to our health benefit offerings and have increased our focus on physical and mental wellness with all our teams through an online wellness challenge hosted by the Company.
•We continue to engage with our employees and listen to their feedback in order to work toward building a culture of trust, collaboration, and transparency.
Client Privacy & Data Security
•We value client privacy, and we endeavor to collect data only to the extent needed to deliver company information, software products, and consulting services. Our website includes a copy of our comprehensive Privacy Notice, which details what and how data are collected, how data are used and stored, and the options for controlling personal data, including opting out, accessing, updating, or deleting it.
•In recognition of the critical importance of data security to our operations, including cybersecurity, data protection, and client privacy, our leadership team conducts a thorough examination of all elements of data security. Our objective is to ensure the security, confidentiality, and privacy of our systems and information assets, and to follow and be compliant with all applicable laws, regulations, and guidelines, including, but not limited to:
◦U.S. and State data privacy laws
◦The EU’s General Data Protection Regulation (the "EU GDPR")
◦The UK Data Protection Act 2018 (the "UK GDPR")
◦Pharmaceutical Good Practice Quality Guidelines, including FDA 21 CFR Part 11
◦The Sarbanes-Oxley Act
◦The Personal Information Protection Law of the People’s Republic of China ("PIPL")
•Our corporate-level IT department provides consistency, efficiency, and functional IT support across all business units. Our IT department is responsible for centralizing business unit-driven data processing, storage, and backup capabilities at each of our geographical locations. Our Quality and Compliance department is also responsible for ensuring that corporate IT policies are aligned and compliant with all applicable regulatory provisions and current best practices.

•Margaret Richardson, Executive Director of Quality and Compliance, is the Data Protection Officer (“DPO”) for the Company. The DPO is responsible for ensuring that we have a Personal Data Protection program in place that is compliant with data privacy laws such as the EU GDPR, UK GDPR, China’s PIPL, and data privacy laws enacted at the state level, as applicable to SLP. Our corporate Personal Data Protection program includes policies, practices, and training directed to protecting personal data.
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
•In addition to abiding by all applicable laws, all management and employees are required to comply fully with our Code of Conduct, which sets forth the Company’s values, business culture, and practices. The Code of Conduct also governs conduct between our employees and our clients and vendors with whom we do business. Because many of our clients are companies in the pharmaceutical and biotech industries, we have incorporated into our Code of Conduct the principles of the Pharmaceutical Supply Chain Initiative, including Leadership, Partnering, Presence, Consistency & Quality, Learning, and Innovation & Discovery.
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
Governance
We are committed to ensuring strong corporate governance practices on behalf of our shareholders and other stakeholders. We believe strong corporate governance provides the foundation for financial integrity and shareholder confidence. Our Board of Directors is responsible for the oversight of risks facing the Company, while our management is responsible for the day-to-day management of risk. The Board has three committees: Audit Committee, Compensation Committee, and Nominating & Corporate Governance Committee. The Board, as a whole, directly oversees our strategic and business risk, including risks related to financial reporting, compensation practices, cybersecurity, ESG, and product developments. In addition, all our employees, contractors, and vendors are required to follow our Code of Conduct as a part of our good governance practice. Our Board of Directors is gender and racially diverse. Our ESG steering committee oversees and executes matters related to ESG. More information about our corporate governance features will be included in our Proxy Statement for the 2026 Annual Meeting of Shareholders (the "Proxy Statement"), which we intend to file with the Securities and Exchange Commission within 120 days after August 31, 2025, the close of our fiscal year covered by this Report.

These ESG initiatives reflect our approach to managing long-term operational and reputational risks. They are not intended to imply that we have adopted, or are required to comply with, any particular third-party standard. We will continue to evaluate our ESG disclosures as regulatory expectations evolve.
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

ITEM 1A – RISK FACTORS
You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and/or growth prospects. The risks described below are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical changes, artificial intelligence growth, and international operations. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity. The risks described below could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this Annual Report, the information incorporated herein by reference, and those forward-looking statements we may make from time to time. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.
Certain Risks Related to Our Marketplace and Environment
Our ability to sustain or increase revenues will depend upon our success in entering new markets, continuing to increase our client base, and in deriving additional revenues from our existing clients.
Our products are currently used primarily by modeling and simulation specialists in companies involved in pharmaceuticals, biotechnology, agrotechnology, and cosmetics, as well as universities, hospitals, and government research organizations. One component of our overall business strategy is to derive more revenues from our existing clients by expanding their use of our products and services. In addition, we seek to expand into new markets, and new areas within our existing markets, by acquiring businesses in these markets, attracting and retaining personnel knowledgeable in these markets, identifying the needs of these markets, and developing marketing programs to address these needs. If successfully implemented, these strategies would increase the usage of our software and services by pharmacologists or pharmacometricians operating within our existing pharmaceutical, biotechnology, and chemical clients, as well as by new clients in other industries. However, if our strategies are not successfully implemented, our products and services may not achieve market acceptance or penetration in targeted new departments within our existing clients or in new industries. As a result, we may incur additional costs and expend additional resources without being able to sustain or increase revenue.

A decrease in, or resistance to, the acceptance of model-informed drug development and development by regulatory authorities or academic institutions could damage our reputation or reduce the demand for our products and services.

In recent years, there has been a steady increase in the recognition by regulatory agencies and academic institutions of the role that modeling and simulation can play in the biopharmaceutical development and approval process, as demonstrated by new regulations and guidance encouraging the use of modeling and simulation in the drug development and approval process, which has positively impacted our business. Changes in government or regulatory policy, or a stagnation or reversal in the trend toward increasing the acceptance of and reliance upon use of computer modeling and simulation in the drug development and approval process, could decrease the demand for our products and services or lead our clients to cease use of, or to recommend against the use of, our products and services. This, in turn, could negatively impact our reputation and/or have a material adverse impact on our business prospects and results of operations.
Increasing competition and increasing costs within the pharmaceutical and biotechnology industries, drug development and services industry, and the life science market for modeling and simulation software and cheminformatics products may affect the demand for our products and services, which may affect our results of operations and financial condition.

Our pharmaceutical and biotechnology clients’ demand for our products is impacted by continued demand for their products and by their research and development costs. Demand for our clients’ products could decline, and prices charged by our clients for their products may decline, as a result of governmental regulations and/or increasing competition, including competition from companies manufacturing generic drugs. In addition, our clients’ expenses could continue to increase as a result of increasing costs of complying with government regulations and other factors. A decrease in demand for our clients’ products, pricing pressures associated with the sales of these products, and additional costs associated with product development, could cause our clients to reduce research and development expenditures. Although our products increase productivity and reduce costs in many areas, because our products and services depend on such research and development expenditures, our revenues may be significantly reduced.
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
The market for our modeling and simulation software products for the life science market is intensely competitive. We currently face competition from other scientific software providers, larger technology and solutions companies, in-house development by our clients and academic and government institutions, and the open-source community. Rapid advances in AI and ML could also enable new or existing competitors to automate aspects of modeling, simulation or data analysis reducing demand for our proprietary tools or consulting services if we do not innovate at the same pace. Additionally, our clinical pharmacology business unit often competes for business not only with other clinical research organizations, but also with internal discovery and development departments within our larger clients. Some of our competitors and potential competitors have longer operating histories in certain segments of our industry than we do and could have greater financial, technical, marketing, research and development, and other resources. We also face competition from open-source software initiatives, in which developers provide software and intellectual property for free over the Internet. In addition, some of our clients spend significant internal resources in order to develop their own software. Moreover, we intend to leverage our scientific informatics platform in order to enable our clients to more effectively utilize the vast amounts of information stored in both their databases and public data sources in order to make informed scientific and business decisions during the research and development process. This strategy could lead to competition from much larger companies that provide general data storage and management software. There can be no assurance that our current or potential competitors will not develop products, services, or technologies that are comparable to, superior to, or render obsolete, the products, services, and technologies we offer. There can be no assurance that our competitors will not adapt more quickly than we to technological advances and client demands, thereby increasing such competitors’ market share relative to ours. Increased competition could lead to price and other concessions that might adversely affect our operating results. Any material decrease in demand for our technologies or services may have a material adverse effect on our business, financial condition, and results of operations.
We are subject to price pressures in the markets we serve.
The market for modeling and simulation products for the life science industry is intensely competitive. Although the average price of our software licenses has increased or remained relatively constant for fiscal years 2025, 2024, and 2023, we may experience a decline in the future. In response to increased competition, decrease in a need for our products and services and general adverse economic conditions in this market, we may be required to modify our pricing practices. Changes in our pricing model could adversely affect our revenues and earnings.
Our insurance coverage may not be sufficient to avoid material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future.

We maintain insurance coverage for protection against many risks of liability. The extent of our insurance coverage is under continuous review and is modified as we deem necessary. Despite this insurance, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. In addition, we may not be able to obtain any insurance coverage, or adequate insurance coverage, when our existing insurance coverage expires and our premiums or coverage terms could change at renewal.
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
Our sales cycle is lengthy, and clients may delay entering into contracts or decide not to adopt our products or solutions after we have expended significant time and resources and supported evaluation by them of our technology, which could result in delays in recognizing revenue and negatively impact our results of operations.
Ongoing negotiations and evaluation projects for new products, with new clients or in new markets may not result in significant revenues for us if we are unable to close new engagements on terms favorable to us in a timely manner, or at all. Unexpected delays in our sales cycle could cause our revenues to fall short of expectations. Further, the timing and length of negotiations required to enter into agreements with our clients and the ultimate enforcement of complex negotiated contractual provisions as we intended is difficult to predict. If we do not successfully negotiate certain key complex contractual provisions, there are disputes regarding such provisions, or if they are not enforceable as we intended, our revenues and results of operations would suffer. Further, if we were to incur significant effort and then fail to enter into final contracts with prospective clients, or if a contract is terminated earlier than expected, our revenues and results of operations could suffer.
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
We have intangible assets, including goodwill, capitalized computer software development costs, intellectual property, and other intangible assets, on our Consolidated Balance sheets due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, input from accredited valuation consultants, reviews of projected future income cash flows, and statutory regulations. The use of alternative estimates and assumptions might have increased or decreased the estimated fair value of our goodwill and intangible assets that could potentially result in a different impact to our results of operations. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill or intangibles. To the extent goodwill or intangibles are impaired, their carrying value will be written down to their implied fair value and a charge will be made to our income from continuing operations. For example, in fiscal 2025, we recorded impairment charges related to Pro-ficiency following lower-than-expected performance and market capitalization decline. Such an impairment charge could materially and adversely affect our operating results.

Certain Risks Related to Our Operations
Delays in the release of new or enhanced products or services or undetected errors in our products or services may result in increased cost to us, delayed market acceptance of our products, and delayed or lost revenue.
To achieve market acceptance, new or enhanced products or services can require long development and testing periods, which may result in delays in scheduled introduction. Any delays in the release schedule for new or enhanced products or services may delay market acceptance of these products or services and may result in delays in new client orders for these new or enhanced products or services, or the loss of client orders. In addition, new or enhanced products or services may contain a number of undetected errors or “bugs” when they are first released. Although we extensively test each new or enhanced software product or service before it is released to the market, there can be no assurance that significant errors will not be found in existing or future releases. As a result, in the months following the introduction of certain releases, we may need to devote significant resources to correct these errors. There can be no assurance, however, that all of these errors can be corrected.
We are subject to various risks associated with the operation of a global business.
We derive a significant portion of our total revenue from our operations in international markets. Our global business may be affected by local economic conditions, including inflation, recession, and currency-exchange-rate fluctuations. In addition, political and economic changes, including the imposition of import restrictions or tariffs, geopolitical instability, international conflicts and terrorist acts, throughout the world may interfere with our or our clients’ activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. While our employees, distributors, and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.
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

As a clinical research organization (“CRO”), we face a range of potential liabilities including, without limitation, that errors or omissions in reporting of study detail in studies that may lead to inaccurate reports, which may undermine the usefulness of a study or data from the study, or which may potentially advance studies absent the necessary support or inhibit studies from proceeding to the next level of testing; and risks associated with our possible failure to properly care for our clients’ property, such as data, research models, records, work in progress, or other archived materials.

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
We may seek to develop and market new services and products that complement or expand our existing business or service offerings. We cannot guarantee that we will be able to identify new technologies of interest to our clients. Even if we are able to identify new technologies of interest, we may not be able to negotiate license agreements on acceptable terms, or at all. If we are unable to develop new services and products and/or create demand for those newly developed services and products, our future business, results of operations, financial condition, and cash flows could be adversely affected.
We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business.
Our success depends to a significant extent on the continued services of our senior management and other members of management. We have employment agreements with our CEO, CFO, and certain of our other members of our leadership team that range from one to three years. If our CEO, CFO, or other members of senior management do not continue in their present positions, our business may suffer. Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific and technical and managerial personnel. While we have a strong record of employee retention, there is still significant competition for qualified personnel in the software, pharmaceutical, and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner, could harm our business.
If we are not successful in selecting and integrating the businesses and technologies we acquire, or in managing our current and future divestitures, our business may suffer.

Over the years, we have expanded our business through acquisitions. We continue to search to acquire businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions. Even if completed, acquisitions and alliances, involve numerous risks which may include: difficulties in achieving business and continuing financial success; difficulties and expenses incurred in assimilating and integrating operations, services, products, technologies, or pre-existing relationships with our clients, distributors, and suppliers; challenges with developing and operating new businesses, including those which are materially different from our existing businesses and which may require the development or acquisition of new internal capabilities and expertise; challenges of maintaining staffing at the acquired entities, including loss of key employees; potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller(s); the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; diversion of management’s attention from other business concerns; acquisitions that become dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing shareholders; new technologies and products developed by others which cause businesses or assets we acquire to become less valuable; and risks that disagreements or disputes with prior owners of an acquired business, technology, service, or product may result in litigation expenses and dilution of our management’s attention. In the event that an acquired business or technology or an alliance does not meet our expectations, our results of operations may be adversely affected. Conversely, a sustained weakening of the U.S. dollar could adversely affect our business in certain foreign-currency markets, because while our exports may become more competitively priced abroad, revenues earned in foreign currencies would translate into fewer U.S. dollars, and costs incurred in U.S. dollars for foreign operations could rise when converted.
Our quarterly and annual operating results fluctuate and may continue to fluctuate in the future, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

We believe that operating results for any particular quarter or fiscal year are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly or annual operating results could negatively affect the market price of our common stock. Our results of operations in any quarter or annual period have varied in the past and may vary from quarter to quarter or year to year. Our results of operations are influenced by various factors, many of which are out of our control, including without limitation: changes in the general global economy; the number and scope of ongoing client engagements; the commencement, postponement, delay, progress, completion, or cancellation of client contracts in the quarter; changes in client budget cycles; changes in the mix of our products and services; competitive pricing pressures; buying patterns of our clients; the costs and effects of potential acquisitions and integration thereof into or business; the timing of new product releases by us or our competitors; general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our clients’ access to capital; changes in tax laws, rules, regulations, and tax rates in the locations in which we operate; the financial performance of our investments; and exchange rate fluctuations.
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
A significant portion of our operating expenses are relatively fixed and planned expenditures are based in part on expectations regarding future revenues.
Accordingly, unexpected revenue shortfalls may decrease our gross margins and could cause significant changes in our operating results from year to year. As a result, in future quarters, our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.
If our clients cancel their contracts or terminate or delay their clinical trials, we may lose or delay revenues and our business may be adversely impacted.
Certain of our client contracts are subject to cancellation by our clients at any time with limited notice. Clients engaged in clinical trials may terminate or delay a clinical trial for various reasons, including the failure of the tested product to satisfy safety or efficacy requirements, unexpected or undesired clinical results, decisions to de-emphasize a particular product or forgo a particular clinical trial, decisions to downsize clinical development programs, insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required clinical supplies. Any termination or delay in the clinical trials would likely result in a consequential delay or termination in those clients’ service contracts. We have experienced terminations and delays of our client service contracts in the past (although no such past terminations have had a significant impact on our results of operations), and we expect to experience additional terminations and delays in the future. The termination of single-study arrangements could result in decreased revenues and the delay of our clients’ clinical trials could result in delayed professional services revenues, which could adversely impact our business.
If our security is breached, our business could be disrupted, our operating results could be harmed, and clients could be deterred from using our products and services.

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including clinical data, financial information, and other sensitive information relating to our clients, company, and workforce. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems (including, among other methods, cyberattacks or social engineering) that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. Our contracts with our clients typically contain provisions that require us to keep confidential the information generated from these studies. In the event the confidentiality of such information was compromised, we could suffer significant harm. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information, or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cybersecurity costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring clients from using or purchasing our products and services in the future or prompting them to use competing service providers.
Changes in and/or failure to comply with applicable data privacy laws, regulations, and interpretations of such laws and regulations could materially adversely affect our reputation, market position, or our business and financial performance.

The collection, use, disclosure, storage, disposal, protection and other processing of information about individuals, in particular healthcare data and sensitive personal information, is highly regulated in the United States, EU, and other jurisdictions, including but not limited to, under the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and other U.S. privacy, security and breach notification and healthcare information laws; the EU GDPR and its national implementing laws; the UK GDPR, data privacy laws in other countries around the world (e.g., China’s PIPL), as well as data privacy laws in individual states in the U.S. (e.g., the California Consumer Privacy and Protection Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the New York State Personal Privacy Protection Law (“PPPL”) and the New York Privacy Act (“NYPA”)) which has been proposed and is currently pending legislative approval. Although we require our clients who send their clinical data to us for analyses to provide it in de-identified form within the meaning of HIPAA, in certain parts of our business, such as in conjunction with certain services we offer clients, we may process personal information relating to persons who have been, are, and may in the future be involved in clinical trials. The collection, retention, use, disclosure, and other processing of such personal information is governed, by the applicable data privacy and cybersecurity laws.

While we do not consider our service offerings to generally cause us to be considered a covered entity under HIPAA, HIPAA does require the use of standard contract language in contracts with our clients who are covered entities under HIPAA which define our obligations to safeguard the protected health information of patients if provided by our covered-entity clients. We have adopted policies, practices, procedures, and training to safeguard the receipt, maintenance, processing, retention and transmission of such personal information. In addition to the laws specifically passed to regulate the processing of personal information, the Federal Trade Commission (the “FTC”) and many state attorneys may generally interpret federal, state and local consumer protection laws to impose evolving standards for the handling and security of personal information.

As noted above, certain states have also adopted or have proposed personal data privacy laws. For example, the CCPA, CPRA, PPPL and NYPA impose obligations and restrictions on businesses regarding their collection, use, and sharing of personal information of, as well as defining certain data privacy rights to, California and New York residents, respectively. Such data privacy rights include the right to access or have deleted their personal information that is processed by businesses and the right to opt out of certain sharing or processing of their personal information. Most state data privacy laws also impose monetary penalties for violations of the respective law. The interpretation and application of the new state data privacy laws are still evolving, which provides some uncertainty.

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

Legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EU to the United States. Recently, the EU or UK and the U.S. agreed to a new Data Privacy Framework which will allow businesses to transfer data from the EU to the US in a secure and compliant way. We also currently rely on the standard contractual clauses with our clients to transfer personal data outside the EU to the U.S., among other data transfer mechanisms pursuant to the EU GDPR or the UK GDPR. While the standard contractual clauses and the new Data Privacy Framework have been determined to be adequate personal data transfer mechanism for transfer of personal information from the EU to the U.S. by some regulatory authorities, there remains the possibility that challenges will be raised to the sufficiency of such transfer mechanisms which has created uncertainty.

In view of the trend for enactment of data privacy laws globally, we have implemented a comprehensive data privacy management program that includes physical, technological, and operational safeguards (such as policies, notices, processes, contractual provisions, and employee trainings) to help ensure that we process personal information about our employees and personal information received from our clients in a compliant manner. We have also appointed Margaret Richardson as our Data Protection Officer. As data protection laws expand in number and scope with relevance to the kinds of personal information we process, we may need to modify our data privacy program and practices, and incur additional expenses, to accommodate such expansion and adjustments.
We rely upon a single internal hosting facility and Amazon Web Services to deliver certain solutions to our clients and any disruption of or interference with our hosting systems, operations, or use of the Amazon Web Services could harm our business and results of operations.
Substantially all of the computer hardware necessary to provide our Service and Consulting solutions to our clients is located at our colocation facility located in New York. In addition to the colocation facility, Simulations Plus utilizes third-party cloud computing services from Amazon Web Services ("AWS") to help support our cloud-based solutions and provide training. Because we cannot easily switch our AWS-serviced operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations, and our business would be adversely impacted. Our systems and operations or those of AWS could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war, and similar events. The occurrence of a natural disaster, an act of terrorism or other unanticipated problems at the colocation or AWS’ hosting facilities could result in lengthy interruptions in our service. Although SLP and AWS maintain backup facilities and disaster recovery plans in the event of a system failure, these may be insufficient or fail. Any system failure, including network, software, or hardware failure, which causes an interruption in the colocation data center or our use of AWS, or that causes a decrease in responsiveness of our cloud-based solutions, could damage our reputation, and cause us to lose clients, which could harm our business and results of operations. Our business may be harmed if our clients and potential clients believe our service is unreliable. Simulations Plus has developed a detailed Disaster Recovery Plan to mitigate any interruption.

We rely on third-party cloud infrastructure and related services to deliver and operate our software platforms, and any disruption, limitation, or change in these cloud services could adversely affect our business, financial condition, and results of operations.

Our software, adaptive learning, and analytics solutions depend on third-party cloud service providers for computing, storage, networking, and data management infrastructure. We currently use AWS and may also utilize other cloud providers for hosting, content delivery, analytics, and AI services. These cloud environments are critical to operating our platforms and storing large volumes of scientific, clinical, and commercial data. If any of these third-party providers experience interruptions, capacity constraints, cybersecurity incidents, or performance degradation, or if we or our clients encounter technical issues in connecting to their platforms, our software and services could become slow, unreliable, or unavailable. Even temporary outages could harm our reputation, trigger service-level penalties under client contracts, and cause clients to delay renewals or choose competing solutions. Because many of the services we use are proprietary to our cloud providers, we may have limited ability to quickly migrate workloads to alternative vendors without incurring substantial costs or service disruption. Our dependence on a small number of cloud vendors also exposes us to risks of pricing increases, changes in service terms, data egress or storage costs, and regional availability limitations. Additionally, cloud service failures can originate not only from the primary vendor but from underlying networks, software updates, or third-party subprocessors integrated into those environments. If our providers fail to maintain adequate security, availability, or compliance certifications (such as SOC 2 or ISO 27001), or if regulatory changes restrict cross-border data transfers or cloud usage for certain types of clinical data, we may need to re-architect or relocate infrastructure, resulting in additional expense and operational complexity. Any material disruption, data loss, increase in cost, or limitation in the performance, features, or availability of third-party cloud services could adversely affect our business, results of operations, and reputation.
Defects or errors in our software applications could harm our reputation, result in significant cost to us and impair our ability to market our solutions.
Our software applications are inherently complex and may contain defects or errors, some of which may be material. Errors may result from our own technology or from the interface of our cloud-based solutions with legacy systems and data which we did not develop. The risk of errors is particularly significant when a new product is first introduced or when new versions or enhancements of existing products are released. The likelihood of errors is increased when we do more frequent releases of new products and enhancements of existing products. We have, from time to time, found defects in our solutions. Although these past defects have not resulted in any litigation against us to date, we have invested significant capital, technical, managerial, and other resources to investigate and correct these past defects and we have needed to divert these resources from other development efforts. In addition, material performance problems or defects in our solutions may arise in the future. Material defects in our cloud-based solutions could result in a reduction in revenues, delay in market acceptance of our solutions, or credits or refunds to our clients. In addition, such defects may lead to the loss of existing clients and difficulty in attracting new clients, diversion of development resources, or harm to our reputation. Correction of defects or errors could prove to be impossible or impractical. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.
If we are not able to reliably meet our data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, client satisfaction and our reputation could be harmed, and client contracts may be terminated.
As part of our current business model, we deliver our software over the Internet and store and manage hundreds of terabytes of data for our clients, resulting in substantial information technology infrastructure and ongoing technological challenges, which we expect to continue to increase over time. If we do not reliably meet these data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, client satisfaction and our reputation could be harmed, leading to reduced revenues and increased expenses. Our hosting services are subject to service-level agreements and, if we fail to meet guaranteed service or performance levels, we could be subject to client credits or termination of these client contracts. If the cost of meeting these data storage and management requirements increases, our results of operations could be harmed.
Some of our software solutions and services utilize open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.
Some of our software solutions utilize software covered by open-source licenses. Open-source software is typically freely accessible, usable and modifiable, and is used by our development team to reduce development costs to speed up the development process. Certain open-source software licenses require a user who intends to distribute the open-source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open-source software licenses require the user of such software to make any derivative works of the open-source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open-source license terms. While we monitor the use of all open-source software in our products, processes, and technology and try to ensure that no open-source software is used in such a way as to require us to disclose or make available the source code to the related product or solution, such use could inadvertently occur. This could harm our intellectual property position and have a material adverse effect on our business.
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
Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation, and agreement terms that address noncompetition are difficult to enforce in many jurisdictions and may not be enforceable in any case. In addition, there remains the possibility that others will “reverse engineer” our products to introduce competing products, or that others will develop competing technology independently. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, results of operations, or financial condition.
Current and future litigation against us, which may arise in the ordinary course of our business, could be costly and time-consuming to defend.
We are subject to claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Third parties may in the future assert intellectual property rights to technologies that are important to our business and demand back royalties or demand that we license their technology. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover such claims, may not be sufficient for one or more such claims, and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, negatively affecting our business, results of operations, and financial condition.
We could incur substantial costs resulting from product liability claims relating to our products or services or our clients’ use of our products or services.
Any failure or errors in a client’s clinical trial caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our clients or the clinical trial participants, regardless of our responsibility for the failure. Although we are generally entitled to indemnification under our client contracts against claims brought against us by third parties arising out of our clients’ use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, may divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a client, a court may not enforce our indemnification right if the client challenges it or the client may not be able to fund any amounts for indemnification owed to us. In addition, our existing insurance coverage may not continue to be available on reasonable terms or may not be available in amounts sufficient to cover one or more large claims, or the insurer may disclaim coverage as to any future claim.
Our business depends on the clinical trial market, and a downturn in this market could cause our revenues to decrease.
Some of our business depends on clinical trials conducted or sponsored by pharmaceutical, biotechnology, and medical device companies, CROs, and other entities. Our revenues may decline as a result of conditions affecting these industries, including general economic downturns, increased consolidation, decreased competition, or fewer products under development. Other developments that may affect these industries and harm our operating results include product liability claims, changes in government regulation, changes in governmental price controls or third-party reimbursement practices, and changes in medical practices. Disruptions in the world credit and equity markets may also result in a global downturn in spending on research and development and clinical trials and may impact our clients’ access to capital and their ability to pay for our solutions. Any decrease in research and development expenditures or in the size, scope, or frequency of clinical trials could materially adversely affect our business, results of operations, or financial condition.
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

Our Board of Directors has determined to suspend the quarterly dividends that we have historically paid to holders of our common stock and to use those funds to invest more into our business instead. We do not expect to pay dividends to our shareholders at any time in the foreseeable future. Accordingly, investors must rely on sales of their shares after price appreciation, which may not occur, as the only way to realize any return on their investment.
If our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price of our common stock may decline.
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
The price of our common stock may be volatile, and our shareholders may not be able to resell shares of our common stock at or above the price they paid.

The trading price of our common stock may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to: factors affecting the broader life-sciences, biotechnology, and software industries, including market sentiment toward technology-enables drug development; our operating results; delays in the release of new or enhanced products or services or undetected errors in our products or services may result in increased cost to us, delayed market acceptance of our products or services, and delayed or lost revenue; announcements of new products or services by us or our competitors; the success of our efforts to acquire or develop additional products and services; the loss of any of our key scientific or management personnel; changes or developments in laws or regulations applicable to our products or services; FDA or other U.S. or foreign regulatory actions affecting us or our industry; consolidation within the pharmaceutical and biotechnology industries leading to fewer potential clients for our products and services; trading volume of our common stock; sales of our common stock by us, our executive officers and directors, or our shareholders in the future; and general economic and market conditions and overall fluctuations in the United States equity markets, including volatility related to the coronavirus outbreak and related health concerns and/or global political instability. In addition, differing performance trends between our Software and Services solutions, such as slower growth or lower margins in one segment may effect investor sensitivity or contribute to fluctuations in our stock price.
Broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our shareholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.
If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business as well as the stock indices that our common stock is included in. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
We may raise capital through the issuance of our common stock, convertible debt, or equity-linked securities, which could result in dilution to our shareholders or a negative impact on the price of our common stock.
We may choose to raise additional capital due to market conditions or strategic considerations. To the extent that additional capital is raised through the sale of equity, convertible debt or other equity-linked securities, the issuance of these securities could result in dilution to our shareholders or result in downward pressure on the price of our common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value, and share repurchases could increase the volatility of the price of our common stock.
Pursuant to the share repurchase program authorized by our Board of Directors on December 29, 2022, we are authorized to repurchase up to an aggregate of $50 million of outstanding shares of our common stock from time to time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions, and/or other transactions, in accordance with federal securities laws. Such program may be suspended or discontinued at any time. On January 11, 2023, we entered into the ASR Agreement with Morgan Stanley, pursuant to which we repurchased $20 million of shares of our common stock, amounting to an aggregate of 492,041 shares. Repurchases under the ASR Agreement were completed in the quarter ended May 31, 2023, and we may not repurchase any additional shares thereunder. As of August 31, 2023, we have not made any repurchases outside of the ASR Agreement. As a result, we may repurchase up to $30 million more of our shares of common stock pursuant to our repurchase program. However, we are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of further share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The timing of additional repurchases pursuant to our share repurchase program, if any, could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase any additional shares, and there can be no assurance that any share repurchases will enhance shareholder value because the stock price of our common stock may decline below the levels at which we effected repurchases.
Risks Relating to Artificial Intelligence and Machine Learning

The use of AI in our products and services may result in reputational harm and competitive harm.

We use AI and ML in our business, including using AI in our modeling and simulation software for drug discovery and development, including the prediction of properties of molecules utilizing both AI and ML technology. As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies. AI algorithms or training methodologies may be flawed. Datasets may be overbroad or insufficient and information generated by AI may be illegal or harmful. There may also be insufficient back-testing. The rapid evolution and increased adoption of AI technologies may intensify our exposure to cybersecurity incidents or misuse of data. There can be no assurance that our use of AI/ML will improve our product performance or profitability; instead, it could adversely affect our business, result of operations, or reputation.

Our use of artificial intelligence and machine learning may result in legal and regulatory risks.

The ownership, licensing, and protection of intellectual property rights associated with AI and ML have not been fully addressed by U.S. courts, and there remains uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI technologies and relevant system inputs and outputs. The Courts and regulators have not clearly defined the scope for AI-generated content, algorithms, or trained models. If we fail to secure or maintain protection for the intellectual property rights concerning technologies developed using AI or ML, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products, which could adversely affect our business, reputation, financial condition, or results of operations. Moreover, the use or adoption of AI and ML in our technology may expose us to breach of a data or software license, website terms of service claims, claimed violations of privacy rights or other tort claims.

The global regulatory landscape surrounding AI is also rapidly evolving, and the use of ML technologies may become subject to regulation under new laws or new applications of existing laws. In the U.S., there is increasing uncertainty as to the federal government’s future approach to AI regulation, including as to the continued applicability of the Executive Order 14110 of October 30, 2023, which, among other things, established extensive new standards for AI safety and security. In January 2025, President Trump revoked this 2023 executive order and directed federal agencies to review actions taken under that executive order and develop a new action plan with respect to AI-related matters. As such, the federal government has announced plans to develop new AI Innovation and Safety Framework, but timing and scope of implementation remains uncertain. Additionally, other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. For example, the EU AI Act (which could become applicable to us depending on the global expansion of our business) came into force on August 1, 2024, and will generally become fully applicable after a two-year transitional period. The EU AI Act introduces various requirements for AI systems and models placed on the market or put into service in the EU, including specific transparency and other requirements for general purpose AI systems and the models on which those systems are based. Several U.S. states are considering enacting or have already enacted regulations concerning the use of AI technologies, including those focused on consumer protection, and depending on the scope of AI regulation at the federal level, some states may move to regulate AI model development and deployment. Further, at both the U.S. federal and state level, there have been various proposals (and in some cases laws enacted) addressing “deepfakes” and other AI-generated synthetic media. If we fail to comply with applicable AI/ML- related laws or regulations, we could face civil or criminal penalties, enforcement actions, or prohibitions on the use of specific technologies. Additionally, Governmental regulation and laws related to AI may also increase the burden and cost of research and development or require increased transparency that makes it more difficult to protect our intellectual property, increase operating costs, and adversely affect our financial condition and results of operations.

Risks Relating to Government Regulation

We receive government assistance in the form of cash grants. The interruption of or termination or failure to fund one or more of these grants, or other actions taken by Department of Government Efficiency (“DOGE”) could have an adverse impact on our business, financial condition, results of operations and cash flows.

We receive government assistance in the form of cash grants which vary in size, duration and conditions from domestic governmental agencies, to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes, such as those pursued by the recently created DOGE. On January 20, 2025, President Trump announced an executive order establishing the DOGE to maximize government efficiency and productivity. In February 2025, President Trump stated that he has directed DOGE to review spending for potential waste and fraud. Subsequent guidance has rescinded or narrowed earlier broad spending pauses but agencies continue to implement evolving directives. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, including partial or intermittent government shutdowns, could adversely affect our revenue, financial condition, and results of operations in ways that are indeterminate at this time. These initiatives and changes to procurement practices may change the way grants and government assistance is provided, if at all, which may affect whether and how we pursue opportunities to provide our products and services, which may have an adverse impact on our business, financial condition, results of operations and cash flows.

Risk Relating to a Federal Government Shutdown

We receive funding from U.S. federal and state agencies in the form of research and development grants and sub-awards, and some of our clients, including academic and government research organizations, also depend on federal appropriations. A lapse in appropriations or an extended federal government shutdown could delay or suspend the award, renewal, or reimbursement of these grants, and could also disrupt our clients’ projects that rely on federal funding. During a shutdown, most agencies cannot obligate new funds or process grant payments, and peer-review and contracting activities are typically suspended. As of the date of this Report, the United States federal government is operating under a partial shutdown affecting multiple science and health agencies. The duration and scope of this shutdown are uncertain. If it continues or recurs, we could experience delays in receiving grant reimbursements, interruptions in grant review cycles, or reductions in the availability of new awards. Our clients could also defer or cancel work that depends on federal funding. Any significant delay or loss of this funding, or of federally supported projects with our clients, could adversely affect our revenue, cash flows, and results of operations. A prolonged shutdown could also create broader uncertainty in the life-sciences and regulatory environment that may slow industry investment and purchasing decisions, which could have a material adverse effect on our business and financial condition.

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
Risk Management and Strategy
We recognize that cybersecurity risks pose a significant threat to our business, clients, and stakeholders, and we have implemented a comprehensive cybersecurity program to address these risks. We embed security considerations into every aspect of our operations, and our focus encompasses a proactive approach that involves continuous monitoring to swiftly detect and respond to emerging threats to ensure that our stakeholders' information remains secure in the face of evolving cybersecurity challenges. With a foundation grounded in industry best practices, including NIST 800-53, ISO 27001, CIS Top 20, and OWASP Top 10, we prioritize the identification and assessment of risks to create a protective shield around our clients' data. This guides our processes for assessing, identifying, and managing risks related to cybersecurity threats and incidents, as well as ensuring compliance with legal and contractual obligations. Our risk management processes are integrated into our overall business strategy and operations. We use various methods and tools to identify and assess cybersecurity risks across all assets in our technical landscape, such as vulnerability scanning, penetration testing, threat intelligence, risk assessments, auditing our vendors and audits from clients.
We maintain robust cybersecurity incident response procedures, which includes escalating incidents to the appropriate level of management and Board of Directors, mitigation, remediation, and the assessment of materiality of cybersecurity incidents, or a series of related incidents, that may materially affect or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.
Furthermore, we conduct annual cybersecurity awareness training for our employees to provide them with the knowledge necessary to navigate the digital landscape securely. We understand that cybersecurity is not a static concept but a dynamic discipline, and our security and privacy notice reflect this by incorporating internal audits, penetration testing, active vulnerability scanning and a continuous improvement mindset.
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

The Data Protection Officer ("DPO") is responsible for ensuring that we have a Personal Data Protection program in place that is compliant with data privacy laws such as the EU GDPR, UK GDPR, China’s PIPL, and data privacy laws enacted at the state level, as applicable to us. Our corporate Personal Data Protection program includes policies, practices, and training directed to protecting personal data.
We have defined roles and responsibilities for the management of cybersecurity risks, including specific executive-level and management-level positions or committees. Our security program is overseen by our VP of Information Technology, supported by corporate leadership from legal, compliance and finance. Our VP of Information Technology and the support team is accountable for the program. Our functional area executive leadership, acting in support of the VP of Information Technology, the DPO and the Board, is responsible for ensuring organizational compliance with data protection regulations and controls across the organization. Our VP of Information Technology and DPO, are responsible for the design, implementation, and monitoring of the security and privacy policies, standards, procedures, and controls that govern our information systems and data processing activities.

Our VP of Information Technology and support team also have a reporting responsibility to the executive leadership and the Board. They coordinate the response and remediation of cybersecurity incidents and data breaches and report on the status and effectiveness of the security and privacy program to the Board and other stakeholders on an as needed basis. The Board receives regular reports from management on our cybersecurity program, risks and activity. Our VP of Information Technology has more than 25 years of experience in IT infrastructure, cybersecurity operations, and software engineering.
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
Holders
As of November 14, 2025, there were 38 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers, and other financial institutions.
Dividends

In 2024, our Board of Directors has determined to discontinue the quarterly cash dividend historically paid by the Company, and to reallocate these funds to our capital allocation strategy for investing in growth initiatives that are intended to generate long-term shareholder value. We do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, and current and anticipated cash needs. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Refer to Note 6 – Shareholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Report) for further details regarding dividends.
Equity Compensation Plan Information

The following table provides information as of August 31, 2025, regarding our equity compensation plans:

(in thousands, except weighted-average amounts)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Column reference	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,924	$36.98	1,070
Equity compensation plans not approved by security holders	—	$—	—
Total	1,924	$36.98	1,070
Shareholder Return Performance Graph
The following graph compares the cumulative total shareholder return on Simulations-Plus, Inc. (SLP) common stock with the cumulative total return for the same period of SLP's Peer Group. The graph assumes the investment of $100 as of August 31, 2020, and through August 31, 2025, assuming reinvestment of dividends, with a similar investment in the S&P Small Cap 600 (“S&P Small Cap 600") and the S&P 600 Health Care Technology Industry Index (“SP600-351030"). The historical information set forth below is not necessarily indicative of future performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS
FISCAL YEARS ENDED AUGUST 31,
SLP
S&P Small Cap 600
SP600-Health Care Technology Index
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025

Simulations Plus was a constituent of the S&P SmallCap 600 through September 22, 2025. Its subsequent removal from that index does not affect the historical comparison presented below. These index returns are provided for reference only and do not imply current inclusion.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
During the fiscal year ended August 31, 2025, there were no other unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.
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
The Company did not repurchase any shares of its common stock under its authorized repurchase program, or otherwise, during the fiscal years ended August 31, 2025, and August 31, 2024.
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
Executive Overview

Our clients face many challenges. Developing new therapies is time-consuming and expensive, requiring an average of 10-15 years and an average cost of approximately $2.2 billion to develop a single drug. Drug sponsors must prioritize not only efficacy and safety of the drug, but also issues like drug-drug interactions, inclusion of patients representative of the indicated population, regulatory approvals, minimization of animal testing, safety and compliance during clinical trials, and commercial success.

Our MIDD software and services allow clients to use modeling and simulation to accelerate drug development, reduce the costs of R&D, comply with regulatory guidance and best practices, and increase confidence in the safety and efficacy of their drugs and biologics. Our adaptive learning solutions support the success of clinical trials by accelerating recruitment of an appropriate patient population, increasing retention of participants, and by driving competency and compliance with trial protocols, while our medical communications solutions provide support in obtaining regulatory approval and commercialization of drugs.

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

Results of Operations
Comparison of fiscal years ended 2025 and 2024

(in thousands)	Years ended		% of Revenue
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024	$ Change	% Change
Revenue	$79,179	$70,013	100%	100%	$9,166	13%
Cost of revenue	32,958	26,862	42%	38%	6,096	23%
Gross profit	46,221	43,151	58%	62%	3,070	7%
Research and development	6,884	5,754	9%	8%	1,130	20%
Sales and marketing	11,904	8,915	15%	13%	2,989	34%
General and administrative	20,941	22,351	26%	32%	(1,410)	(6)%
Impairments	77,221	—	98%	NM	77,221	NM
Total operating expenses	116,950	37,020	148%	53%	79,930	216%
(Loss) income from operations	(70,729)	6,131	(89)%	9%	(76,860)	(1,254)%
Other income, net	1,352	6,280	2%	9%	(4,928)	(78)%
(Loss) income before income taxes	(69,377)	12,411	(88)%	18%	(81,788)	(659)%
Income tax benefit (expense)	4,659	(2,457)	6%	(4)%	7,116	(290)%
Net (loss) income	$(64,718)	$9,954	(82)%	14%	$(74,672)	(750)%
Revenues
Revenues increased by $9.2 million, or 13%, to $79.2 million for the fiscal year ended August 31, 2025, compared to $70.0 million for the fiscal year ended August 31, 2024. This increase is attributable to twelve months of revenue or $11.7 million from the Pro-ficiency acquisition in fiscal year ended August 31, 2025, versus $2.3 million in fiscal year ended August 31, 2024.
Cost of revenues
Cost of revenues increased by $6.1 million, or 23%, for the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024. This increase is primarily due to a $3.2 million or 49%, increase in software-related cost and a $2.9 million or 14%, increase in service-related costs. The software-related costs increase of $3.2 million or 49%, compared to the fiscal year ended August 31, 2024, was primarily due to $1.8 million from amortization of developed technology from the acquisition of Pro-ficiency, and $1.1 million of higher amortization of capitalized software cost driven by the release of GastroPlus in May 2024, offset by a decrease of $0.4 million of fully amortized TSRL in the third quarter of fiscal year 2024. The service-related costs increase of $2.9 million or 14%, compared to the fiscal year ended August 31, 2024, was primarily due to additional pass-through cost of $4.2 million, offset by $1.4 million of lower accrued bonuses due to Company performance.
Gross profit
Gross profit increased by $3.1 million, or 7%, to $46.2 million for the fiscal year ended August 31, 2025, compared to $43.2 million for the fiscal year ended August 31, 2024.
Overall gross margin percentage was 58% and 62% for the fiscal year ended August 31, 2025 and August 31, 2024, respectively. Gross margin decline is largely attributable to the underperformance of Pro-ficiency revenues.
Research and development
We incurred $9.8 million of R&D costs during the fiscal year ended August 31, 2025. Of this amount, $3.0 million was capitalized as a part of capitalized software development costs and $6.9 million was expensed. We incurred $9.0 million of research and development costs during the fiscal year ended August 31, 2024. Of this amount, $3.3 million was capitalized and $5.8 million was expensed. R&D spend increased by $0.8 million, or 9%, for the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024. The increase is mainly attributable to R&D spend of $1.1 million due to increased headcount in fiscal year ended August 31, 2025 compared to the fiscal year ended August 31, 2024. R&D spend as a percentage of revenue remained consistent at 8% to 9% range for both periods.
Sales and marketing expenses
Sales and marketing expenses increased by $3.0 million, or 34%, to $11.9 million for the fiscal year ended August 31, 2025, compared to $8.9 million for the fiscal year ended August 31, 2024. This corresponds to a 2% increase in sales and marketing expense as a percentage of revenue. The increase was primarily due to increased headcount costs of $1.3 million, $0.8 million increases to commissions to distributors, $0.5 million in higher event-related spending to enhance brand awareness and client engagement, $0.3 million incurred to support our business development efforts, and increased sales commission to employees of $0.2 million, offset by decrease in bonus expense of $0.3 million.
General, and administrative expenses
G&A expenses decreased $1.4 million, or 6%, to $20.9 million for the fiscal year ended August 31, 2025, compared to $22.4 million for the fiscal year ended August 31, 2024. This corresponds to 5% decrease in G&A expense as a percentage of revenue. The decrease is primarily driven by $2.7 million in mergers and acquisition expense, decrease in facility costs of $0.3 million driven by a reduction in office spaces, and a decrease of $0.4 million in bonus expense, offset by an increase in reorganization expense of $0.7 million in charges in connection with the restructuring, consisting of severance payments, employee benefits, and related costs, increase in $0.4 million of office space restructuring costs due to lease terminations, and an increase of $0.9 million from increased headcount.
Impairments
During the fiscal year ended August 31, 2025, the Company identified the underperformance of revenue at certain reporting units relative to forecasts utilized in purchase price allocations and the significant stock price decline in relative terms and comparison to peers as a triggering event as of May 31, 2025, indicating goodwill, other intangibles and long-lived assets may be impaired. As a result of the impairment test performed, the Company determined goodwill, other intangibles and certain long-lived assets were impaired for its Software and Services reporting units and recorded impairment charges of $37.1 million and $40.1 million, respectively. No impairment was recognized for the fiscal year ended August 31, 2024.
Other income
Total other income was $1.4 million for the fiscal year ended August 31, 2025, compared to total other income of $6.3 million for the fiscal year ended August 31, 2024. The decrease of $4.9 million is due to the decrease in interest income of $3.7 million, $1.0 million decrease in the fair value of the Immunetrics earnout liability, and a decrease of $0.4 million due to a foreign currency exchange.
Income tax benefit (expense)
Income tax benefit was $4.7 million for the fiscal year ended August 31, 2025, compared to income tax expense of $2.5 million for the fiscal year ended August 31, 2024. Our effective tax rate decreased to 7% for the fiscal year ended August 31, 2025 from 20% for the fiscal year ended August 31, 2024 primarily due to the permanent item associated with the impairment of goodwill made during the fiscal year ended August 31, 2025.

Comparison of fiscal years ended 2024 and 2023

(in thousands)	Years ended		% of Revenue
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023	$ Change	% Change
Revenue	$70,013	$59,577	100%	100%	$10,436	18%
Cost of revenue	26,862	11,630	38%	20%	15,232	131%
Gross profit	43,151	47,947	62%	80%	(4,796)	(10)%
Research and development	5,754	4,504	8%	8%	1,250	28%
Sales and marketing	8,915	6,558	13%	11%	2,357	36%
General and administrative	22,351	27,660	32%	46%	(5,309)	(19)%
Impairments	—	500	—%	1%	(500)	(100)%
Total operating expenses	37,020	39,222	53%	66%	(2,202)	(6)%
Income from operations	6,131	8,725	9%	15%	(2,594)	(30)%
Other income, net	6,280	2,970	9%	5%	3,310	111%
Income before income taxes	12,411	11,695	18%	20%	716	6%
Provision for income taxes	(2,457)	(1,734)	(4)%	(3)%	(723)	42%
Net income	$9,954	$9,961	14%	17%	$(7)	—%
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
General and administrative expenses
G&A expenses decreased $5.3 million, or 19%, to $22.4 million for the fiscal year ended August 31, 2024, compared to $27.8 million for the fiscal year ended August 31, 2023. This corresponds to 14% decrease in G&A expense as a percentage of revenue. The decrease is primarily driven by a $6.8 million shift from G&A expense to cost of revenues, as referenced above, due to the reorganization of our internal structure from divisions based on prior acquisitions to business units organized around key product and service offerings and a decrease of $1.1 million in mergers and acquisition expense, offset by an increase of $0.7 million from the acquisition of Pro-ficiency, an increase of $0.5 million from the acquisition of Immunetrics, an increase of $1.0 million in compensation costs due to general annual salary adjustments for existing employees, an increase in professional fees of $0.3 million, an increase in software license costs of $0.2 million, and an increase in amortization of internal-use software of $0.1 million.
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
Income tax expense
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

Except as discussed elsewhere in this Annual Report, we are not aware of any trends or demands, commitments, events, or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets.

Cash, Cash Equivalents, and Investments

As of August 31, 2025, the Company had $30.9 million in cash and cash equivalents, $1.5 million in short-term investments, and net working capital of $44.8 million. Short-term investments consist of highly liquid investment-grade fixed-income securities, diversified among industries and issuers. The investments are U.S.-dollar-denominated securities. Our fixed-income investments are exposed to interest rate risk and credit risk. The settlement risk related to these investments is insignificant, given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities and can readily be converted to cash when needed.

Cash Flows

Operating Activities

Net cash provided by operating activities was $18.1 million for the fiscal year ended August 31, 2025, compared to $13.3 million for the fiscal year ended August 31, 2024. The increase was driven by an increase in working capital of $1.6 million, primarily related to favorable changes in prepaid income taxes and prepaid expenses and an increase in operating results of $3.2 million (defined as net (loss) income adjusted for non-working capital items).

Net cash provided by operating activities was $13.3 million for the fiscal year ended August 31, 2024. Our operating cash flows resulted in part from our net income of $10.0 million, which was generated by cash received from our clients, offset by cash payments we made to third parties for their services and employee compensation. In addition, $4.2 million related to changes in balances of operating assets and liabilities was subtracted from net income and $7.6 million related to non-cash charges was added to net income to reconcile to cash flow from operations.

Investing Activities

Net cash provided by investing activities during the fiscal year ended August 31, 2025, was $3.6 million, primarily due from maturities of short-term investments of $14.0 million and sale of short-term investments of $1.0 million, partially offset by the purchase of short-term investments of $6.5 million, computer software development costs of $2.6 million, and issuance of a promissory note for $1.0 million.

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

Financing Activities

Net cash used in financing activities during the fiscal year ended August 31, 2025, was $1.1 million, primarily due to payment of $1.6 million for the holdback related to the Immunetrics acquisition, partially offset by proceeds from the exercise of stock options totaling $0.4 million.

Net cash used in financing activities during the fiscal year ended August 31, 2024, was $6.6 million, primarily due to dividend payments totaling $4.8 million and the first cash earnout payments in the aggregate amount of $2.5 million to the former equity holders and employees of Immunetrics, partially offset by proceeds from the exercise of stock options totaling $0.7 million.
Share Repurchases
For the fiscal years ended August 31, 2025, and August 31, 2024, respectively, we did not repurchase any shares of Company stock. As of August 31, 2025, $30 million remains available for additional repurchases under our authorized repurchase program. However, we are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of further share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The share repurchase program has no expiration date but may be terminated at any time at our Board of Directors’ discretion.
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

The Company determines revenue recognition through the following steps:

i.Identification of the contract, or contracts, with a client
ii.Identification of the performance obligations in the contract
iii.Determination of the transaction price
iv.Allocation of the transaction price to the performance obligations in the contract
v.Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Contracts generally have fixed pricing terms and are not subject to variable pricing. The Company considers the nature and significance of each specific performance obligation under a contract when allocating the proceeds under each contract. Accounting for contracts includes significant judgment in the estimation of hours/cost to be incurred on consulting contracts, and the de minimis nature of the post-sales costs associated with software sales.

Capitalized Computer Software Development Costs

Software development costs are capitalized in accordance with ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $3.0 million, $3.3 million, and $3.3 million for the fiscal years ended August 31, 2025, 2024, and 2023, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products, not to exceed five years. Amortization of software development costs amounted to $3.1 million, $2.1 million, and $1.5 million for the fiscal years ended August 31, 2025, 2024, and 2023 respectively. We expect future amortization expense to vary due to variations in capitalized computer software development costs.

We test capitalized computer software development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Intangible Assets and Goodwill

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and recognize the assets acquired and liabilities assumed at their acquisition-date fair value. Acquired intangible assets include client relationships, software, trade names, and noncompete agreements. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Finite-lived intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.
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
The company announced the reorganization of its internal structure at the end of the third quarter of fiscal 2025, and reorganized the internal structure to align products and services into integrated solution areas. The Company changed the composition of our reporting units under ASC 350, Intangibles - Goodwill and Other as part of our Q4 2025 reorganization. Because each former reporting unit moved in its entirety into a single new reporting unit, the related carrying amounts, including goodwill, were carried forward without reallocation. Consistent with ASC 350, we evaluated goodwill immediately before and immediately after the change and assessed the fair value to be the same.

Prior to the reorganization, the Company had nine reporting units, Cheminformatics ("CHEM") software, Physiologically Based Pharmacokinetics ("PBPK") software, PBPK services, Clinical Pharmacology and Pharmacometrics ("CPP") software, CPP services, Quantitative Systems Pharmacology ("QSP") software, QSP Services, Adaptive Learning & Insights ("ALI") software, and Medical Communications ("MC") services. Following the reorganization, management began to review operating performance and allocate resources based on two new reporting units, Software and Services.

The former reporting unit's goodwill and net assets directly combine into the new reporting units, and as such, the Company did not reassign goodwill to the new reporting units.

Former reporting unit	New reporting unit
CHEM - Software	Software
PBPK - Software
QSP - Software
CPP - Software
ALI - Software
PBPK - Services	Services
QSP - Services
CPP - Services
MC - Services

When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired, known as Step 0. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we would calculate the estimated fair value of the reporting unit using discounted cash flows or a combination of discounted cash flow and market approaches. The Company performed a qualitative assessment immediately after the reorganization and determined that no indicators of impairment existed.

The change in reporting units did not impact the Company’s consolidated financial statements for prior periods. However, beginning in the fourth quarter of fiscal 2025, segment results and goodwill disclosures reflect the new reporting unit structure.

No impairment losses were recorded during the fiscal year ended August 31, 2024. As of August 31, 2023, we recognized a $0.5 million impairment charge for the Cognigen trade name, as management determined we will no longer use the Cognigen trade name.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation costs include the estimated grant-date fair value of awards amortized over the options’ vesting period. Stock-based compensation costs, not including shares issued to directors for services, were $6.1 million, $6.0 million, and $4.3 million for the fiscal years ended August 31, 2025, 2024, and 2023, respectively.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 2025, and 2024, we had cash and cash equivalents of $30.9 million and $10.3 million, respectively. We hold available-for-sale short-term investments that are exposed to market risk related to changes in interest rates, which could affect the value of our assets and liabilities. We do not hold any trading and/or held-to-maturity securities. Some of our cash and cash equivalents are held in money market accounts; however, they are not exposed to market-rate risk.

In the years ended August 31, 2025, 2024, and 2023, we sold $7.7 million, $7.1 million, and $7.3 million, respectively, of software licenses through representatives in certain European and Asian markets in local currencies. As a result, our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the Euro, Yen, and RMB exchange rates. These transactions give rise to receivables that are denominated in currencies other than the entity’s functional currency. The value of these receivables is subject to changes because the receivables may become worth more or less due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. We mitigate our risk from foreign currency fluctuations by adjusting prices in our foreign markets on a periodic basis. We base these changes on market conditions while working closely with our representatives. SLP France (f/k/a Lixoft), our French subsidiary, mainly sells in U.S. dollars and Euros and uses the Euro as the functional currency. As such, we are subject to currency translation and exchange rate changes. We do not hedge currencies or enter into derivative contracts.
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the financial statements included elsewhere in this Report beginning at page F-1, which are incorporated herein by reference.
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On April 15, 2025, the Audit Committee dismissed Rose, Snyder & Jacobs LLP (“RSJ”) as the Company’s independent registered public accounting firm and approved the engagement of Grant Thornton LLP (“Grant Thornton”) to audit the Company’s consolidated financial statements for the fiscal year ending August 31, 2025. RSJ’s report on the Company’s consolidated financial statements for the fiscal year ended August 31, 2024 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended August 31, 2024 and August 31, 2023 and the subsequent interim period through April 15, 2025, there were (i) no disagreements with RSJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to RSJ’s satisfaction, would have caused RSJ to make reference to the subject matter of the disagreement in connection with its report, and (ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. RSJ provided a letter addressed to the SEC stating that it agreed with the foregoing statements concerning RSJ.
On July 9, 2025, the Audit Committee dismissed Grant Thornton and re-appointed RSJ to audit the Company’s consolidated financial statements for the fiscal year ending August 31, 2025, including reviews of interim periods therein. During the period of Grant Thornton’s engagement from April 15, 2025 through July 9, 2025, the Company and Grant Thornton discussed matters regarding segment reporting and reporting-unit determinations and evaluated certain internal controls over financial reporting; the Company did not identify any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. In accordance with Item 304(a)(3), the Company provided Grant Thornton with a copy of the Current Report on Form 8-K regarding this change and requested that Grant Thornton furnish a letter addressed to the SEC stating whether it agreed with the Company’s statements. Grant Thornton furnished such a letter dated July 14, 2025, in which it stated that it disagreed with the Company’s statements in the paragraph describing those matters and noted that the matters were not resolved to Grant Thornton’s satisfaction as of the date of its termination.
The letters from RSJ and Grant Thornton to the Securities and Exchange Commission referenced above are filed as Exhibit 16.1 and 16.2, respectively, to this Annual Report on Form 10-K.

Except as described above, there were no other changes in or disagreements with the Company’s accountants on accounting and financial disclosure during the two most recent fiscal years and the subsequent interim period.

ITEM 9A – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management assessed our internal control over financial reporting as of August 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
Auditor's Attestation Report Not Included
This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company, as a smaller reporting company, to provide only Management’s report in this annual report.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

During the quarter ended August 31, 2025, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

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

In November 2025, the Company adopted an updated Insider Trading Policy applicable to directors, officers, employees, and consultants. The policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The contents of our website are not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K.
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
Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

10.3	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 10, 2016.
10.4(†)	2017 Equity Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A Proxy Statement filed December 29, 2016.
10.5	Third Amendment to Lease by and between the Company and Crest Development LLC, dated as of December 28, 2020 incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 4, 2021.
10.6(†)	Simulation Plus, Inc. 2021 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 8, 2021.
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

10.15(†)	Second Amendment to 2021 Equity Incentive Plan, of Simulations Plus, Inc., dated February 8, 2024, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 12, 2024.
16.1	Letter from Rose, Snyder & Jacobs, LLC, dated April 16, 2025, incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed April 18, 2025
16.2	Letter from Grant Thornton LLP, dated July 14, 2025, incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed July 15, 2025
19.1 *	Simulations Plus, Inc. Insider Trading Policy
21.1 *	List of Subsidiaries.
23.1 *	Consent of Independent Registered Public Accounting Firm.
24.1 *	Power of Attorney (see signature page)
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Simulations Plus, Inc. Compensation Recovery Policy dated October 19, 2023 (incorporated by reference to Exhibit 97 to Simulations Plus's Form 10-K for the year ended August 31, 2024.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments).
_____________________________

*	Filed herewith.
**	Furnished herewith.
***	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
^	Schedules, exhibits, and similar supporting attachments or agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
†	Refers to management contracts or compensatory plans or arrangements.
+	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
December 1, 2025

SIMULATIONS PLUS, INC.

By:	/s/ Will Frederick
Will Fredrick Executive Vice President and Chief Financial Officer (Principal financial officer)

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

Signature	Title

/s/ Shawn O’Connor	Chief Executive Officer (Principal executive officer)
Shawn O’Connor
December 1, 2025

/s/ Dr. Daniel Weiner	Chairman of the Board of Directors
Dr. Daniel Weiner
December 1, 2025

/s/ Walter S. Woltosz	Director
Walter S. Woltosz
December 1, 2025

/s/ Dr. Lisa LaVange	Director
Dr. Lisa LaVange
December 1, 2025

/s/ Sharlene Evans	Director
Sharlene Evans
December 1, 2025

/s/ Dr. John K. Paglia	Director
Dr. John K. Paglia
December 1, 2025

/s/ Will Frederick	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)
Will Frederick
December 1, 2025

SIMULATIONS PLUS, INC. & SUBSIDIARIES
CONTENTS
August 31, 2025, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Simulations Plus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simulations Plus, Inc. and Subsidiaries (the Company) as of August 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of controls that address the risk of material misstatement of consulting services revenue including those associated with estimated labor hours expected to be incurred. We obtained an understanding and evaluate the design of controls over management’s process to collect, review, and approve the data used in assessing revenue recognized over time.

To test the measures of progress used for performance obligations related to services that are required to be recognized over time, our audit procedures included, among others, evaluating the appropriateness of the Company’s accounting policy for each type of arrangement, testing the identified measure of performance by reading contracts with clients, including all amendments, and reviewing the contract analyses prepared by management. We evaluated whether the selected measures of progress towards satisfaction of performance obligations were applied consistently. We also tested the completeness and accuracy of the underlying data used for the measure of progress by testing the underlying data.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2004.

Encino, California

December 1, 2025

SIMULATIONS PLUS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	August 31, 2025	August 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$30,853	$10,311
Accounts receivable, net of allowance for credit losses of $187 and $149	9,717	9,136
Prepaid income taxes	1,777	2,197
Prepaid expenses and other current assets	7,702	7,753
Short-term investments	1,500	9,944
Total current assets	51,549	39,341
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $21,863 and $18,727	11,117	12,499
Property and equipment, net	880	812
Operating lease right-of-use assets	407	1,027
Intellectual property, net of accumulated amortization of $9,021 and $5,490	6,197	23,130
Other intangible assets, net of accumulated amortization of $4,399 and $3,177	11,896	23,210
Goodwill	43,717	96,078
Deferred tax assets, net	4,774	—
Other assets	1,399	542
Total assets	$131,936	$196,639
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$470	$602
Accrued compensation	2,010	4,513
Accrued expenses	1,343	2,043
Contracts payable - current portion	—	2,440
Operating lease liability - current portion	206	475
Deferred revenue	2,696	1,996
Total current liabilities	6,725	12,069
Long-term liabilities
Deferred tax liabilities, net	—	1,608
Operating lease liability - net of current portion	410	531
Total liabilities	7,135	14,208
Commitments and contingencies - Note 5
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,137,480 and 20,051,134 shares issued and outstanding	20	20
Additional paid-in capital	159,416	152,308
(Accumulated deficit) retained earnings	(34,364)	30,354
Accumulated other comprehensive loss	(271)	(251)
Total shareholders' equity	124,801	182,431
Total liabilities and shareholders' equity	$131,936	$196,639
The accompanying notes are an integral part of these Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years ended August 31,
(in thousands, except per common share amounts)	2025	2024	2023
Revenues
Software	$45,828	$41,024	$36,517
Services	33,351	28,989	23,060
Total revenues	79,179	70,013	59,577
Cost of revenues
Software	9,652	6,478	3,627
Services	23,306	20,384	8,003
Total cost of revenues	32,958	26,862	11,630
Gross profit	46,221	43,151	47,947
Operating expenses
Research and development	6,884	5,754	4,504
Sales and marketing	11,904	8,915	6,558
General and administrative	20,941	22,351	27,660
Impairments	77,221	—	500
Total operating expenses	116,950	37,020	39,222
(Loss) income from operations	(70,729)	6,131	8,725
Other income, net	1,352	6,280	2,970

(Loss) income before income taxes	(69,377)	12,411	11,695
Income tax benefit (expense)	4,659	(2,457)	(1,734)
Net (loss) income	$(64,718)	$9,954	$9,961

(Loss) Earnings per share
Basic	$(3.22)	$0.50	$0.50
Diluted	$(3.22)	$0.49	$0.49

Weighted-average common shares outstanding
Basic	20,101	19,987	20,075
Diluted	20,101	20,301	20,465

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(24)	(105)	167
Unrealized gains (losses) on available-for-sale securities	4	(5)	—
Comprehensive (loss) income	$(64,738)	$9,844	$10,128
The accompanying notes are an integral part of these Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except per common share amounts)	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of August 31, 2022	20,260,070	$20	$138,492	$40,044	$(308)	$178,248
Exercise of stock options	156,167	—	1,543	—	—	1,543
Stock-based compensation	—	—	4,319	—	—	4,319
Shares issued to Directors for services	13,765	—	600	—	—	600
Declaration of dividends	—	—	—	(4,809)	—	(4,809)
Repurchase and retirement of common shares	(492,041)	—	—	(20,000)	—	(20,000)
Net income	—	—	—	9,961	—	9,961
Other comprehensive loss	—	—	—	—	167	167
Balance as of August 31, 2023	19,937,961	20	144,954	25,196	(141)	170,029
Exercise of stock options	97,973	—	731	—	—	731
Stock-based compensation	—	—	6,023	—	—	6,023
Shares issued to Directors for services	15,200	—	600	—	—	600
Declaration of dividends	—	—	—	(4,796)	—	(4,796)
Net income	—	—	—	9,954	—	9,954
Other comprehensive loss	—	—	—	—	(110)	(110)
Balance as of August 31, 2024	20,051,134	20	152,308	30,354	(251)	182,431
Exercise of stock options	63,151	—	430	—	—	430
Stock-based compensation	—	—	6,138	—	—	6,138
Shares issued to Directors for services	23,195	—	540	—	—	540
Net loss	—	—	—	(64,718)	—	(64,718)
Other comprehensive loss	—	—	—	—	(20)	(20)
Balance as of August 31, 2025	20,137,480	$20	$159,416	$(34,364)	$(271)	$124,801
The accompanying notes are an integral part of these Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net (loss) income	$(64,718)	$9,954	$9,961
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,211	5,665	3,840
Change in fair value of contingent consideration	(640)	(1,639)	680
Discharge of holdback obligation related to Immunetrics acquisition	(224)	—	—
Amortization of investment discounts	(64)	(1,116)	(1,134)
Stock-based compensation	6,354	6,538	4,828
Deferred income taxes	(5,426)	(1,765)	(2,095)
Loss from disposal of assets	23	—	6
Impairments	77,221	—	500
Currency translation adjustments	(25)	(105)	167
(Increase) decrease in
Accounts receivable	(581)	3,129	4,097
Prepaid income taxes	420	(1,393)	587
Prepaid expenses and other assets	194	(2,143)	(501)
Increase (decrease) in
Accounts payable	(132)	(477)	(81)
Other liabilities	(3,187)	(768)	832
Accrued income taxes	—	—	(7)
Deferred revenue	700	(2,560)	176
Net cash provided by operating activities	18,126	13,320	21,856

Cash flows from investing activities
Purchases of property and equipment	(713)	(566)	(453)
Purchase of short-term investments	(6,500)	(67,159)	(95,045)
Proceeds from maturities of short-term investments	14,017	71,089	114,907
Proceeds from sales of investments	995	45,177	—
Issuance of promissory note	(1,000)	—	—
Purchased intangibles	(379)	(541)	(601)
Business acquisition, net of cash acquired	—	(98,773)	(8,223)
Net working capital & excess cash settlement - Pro-ficiency acquisition	(227)	—	—
Capitalized computer software development costs	(2,631)	(3,194)	(3,219)
Net cash provided by (used in) investing activities	3,562	(53,967)	7,366

Cash flows from financing activities
Payment of dividends	—	(4,796)	(4,809)
Payments on contracts payable	(1,576)	(2,500)	—
Proceeds from the exercise of stock options	430	731	1,543
Repurchase and retirement of common shares	—	—	(20,000)
Net cash used in financing activities	(1,146)	(6,565)	(23,266)

Net increase (decrease) in cash and cash equivalents	20,542	(47,212)	5,956
Cash and cash equivalents, beginning of period	$10,311	$57,523	$51,567
Cash and cash equivalents, end of period	$30,853	$10,311	$57,523

Supplemental disclosures of cash flow information
Income taxes paid	$1,160	$5,689	$3,204

Non-Cash Investing and Financing Activities
Measurement period adjustments (See Note 2)	$956	$—	$—
Creation of contract liabilities from acquisition of subsidiaries	$—	$—	$5,900
Right of use assets capitalized	$426	$212	$227
The accompanying notes are an integral part of these Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Consolidated Financial Statements
For the Fiscal Year Ended August 31, 2025
NOTE 1 – DESCRIPTION OF BUSINESS
Simulations Plus, Inc. was incorporated in California on July 17, 1996. The Company is a global leader and premier provider in the biopharma sector, offering advanced software and consulting services that enhance drug discovery and development, clinical trial operations, and commercialization. The Company supports its clients across the drug development lifecycle from the early discovery through all phases of clinical research and development (“R&D”), including clinical operations, to product commercialization. The Company serves clients as a strategic partner throughout the entire drug development lifecycle, offering solutions that integrate scientific software platforms, artificial intelligence-augmented insights, and expert consulting. This optimizes efficiency, costs, and time-to-market for our clients and enhances our competitive position.

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

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606, we determine revenue recognition through the following steps:

i.Identification of the contract, or contracts, with a client
ii.Identification of the performance obligations in the contract
iii.Determination of the transaction price
iv.Allocation of the transaction price to the performance obligations in the contract
v.Recognition of revenue when, or as, we satisfy a performance obligation

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

In addition to the software license, we provide a minimal level of client support to assist clients with software usage. If clients require more extensive support, they may enter into a separate agreement for additional training services and maintenance.

The majority of the software is installed on clients’ servers, and the Company does not maintain control over the software post-sale, except through licensing parameters that govern the number of users, accessible modules, and license expiration dates.

The Pro-ficiency adaptive learning platform includes software customization by incorporating content tailored to specific needs. Following customization, it generates a recurring revenue stream throughout the duration of a clinical trial. Revenue is recognized over time.

Payments are generally due upon invoicing on a net-30 basis, unless alternative payment terms are negotiated with the client based on their payment history. Standard industry practices apply.
For certain software arrangements, the Company hosts the licenses on servers maintained by the Company. Revenue for those arrangements is accounted as Software as a Service over the life of the contract. These arrangements account for a small portion of software revenues of the Company.
Services Revenue:
Consulting services provided to our clients are generally recognized over time as the contracts are performed and the services are rendered. The Company measures its consulting revenue based on time expended compared to total estimated hours to complete a project. The Company believes the method chosen for its contract revenue best depicts the transfer of benefits to the client under the contracts. Payments are generally due upon invoicing on a net-30 basis, unless other payment terms are negotiated with the client based on client history. Standard industry practices apply.
Grant revenue:
The Company receives government awards in the form of cash grants that vary in size, duration, and conditions from domestic governmental agencies. Accounting for grant revenue does not fall under ASC 606, Revenue from Contracts with Clients. For government awards in which no specific US GAAP applies, the Company accounts for such transactions as revenue and by analogy to a grant model. The grant revenue is recognized on a gross basis. The grant revenue is recognized over the duration of the program when the conditions attached to the grant are achieved. If conditions are not satisfied, the grants are often subject to reduction, repayment, or termination. The Company classifies the impact of government assistance on the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income as services revenue.
The Company received assistance from domestic governmental agencies to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The grants awarded are currently set to expire at various dates through 2025. The Company recognized $0.7 million, $1.0 million, and $1.1 million for the fiscal years ended August 31, 2025, 2024, and 2023, respectively within Services revenues on the Consolidated Statements of Operations and Comprehensive (Loss) Income related to such assistance. Amounts that have been earned but not yet funded are included in accounts receivable. Computer equipment allowable by the grants is classified under fixed assets. Subawards due to unrelated entities are classified under accrued expenses.
Remaining Performance Obligations
As of August 31, 2025, remaining performance obligations were $12.1 million; 95% of the remaining performance obligations are expected to be recognized over the next twelve months, with the remainder expected to be recognized thereafter.
Disaggregation of Revenues

The components of revenue for the fiscal years ended August 31, 2025, 2024, and 2023 were as follows:

	Years ended August 31,
(in thousands)	2025	2024	2023
Software licenses
Point in time	$42,792	$40,068	$35,369
Over time	3,036	956	1,148
Services
Over time	33,351	28,989	23,060
Total revenues	$79,179	$70,013	$59,577
Contract Balances

Contract assets excluding accounts receivable balances as of August 31, 2025, 2024, and 2023, were $4.9 million, $5.9 million, and $2.7 million, respectively. This balance is included in Prepaid and Other Current Assets on the Consolidated Balance Sheets.
During the fiscal year ended August 31, 2025 and August 31, 2024, the Company recognized $1.8 million and $2.9 million of revenue, respectively, that was included in contract liabilities as of August 31, 2024 and August 31, 2023.
Deferred Commissions
Sales commissions earned by our sales force and our commissioned sales representatives are considered incremental and recoverable costs of obtaining a contract with a client. We apply the practical expedient as described in ASC 340-40-25-4 to expense costs as incurred for sales commissions, since the amortization period of the asset that we otherwise would have recognized is one year or less. This expense is included in the Consolidated Statements of Operations and Comprehensive (Loss) Income as sales and marketing expense.
Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
Accounts Receivable and Allowance for Credit Losses
The Company extends credit to its clients in the normal course of business. The Company evaluates its allowance for credit losses based on its estimate of the collectability of its trade accounts receivable. As part of this assessment, the Company considers various factors including the financial condition of the individual companies with which it does business, the aging of receivable balances, historical experience, changes in client payment terms, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, the Company’s estimates and judgments with respect to the collectability of its receivables are subject to greater uncertainty than in more stable periods. Accounts receivable balances will be charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.
The activity in the allowance for credit losses related to our trade receivables is summarized as follows:

	Years ended August 31,
(in thousands)	2025	2024	2023
Balance, beginning of period	$149	$46	$12
Provision for credit losses	95	189	77
Write-offs	(57)	(86)	(43)
Balance, end of period	$187	$149	$46
Effective July 11, 2025, Simulations Plus, Inc. holds a $1,000,000 unsecured and subordinated convertible promissory note from Nurocor, Inc., a privately held Delaware corporation. The note bears interest at 10% annually and matures on July 11, 2030, unless converted earlier under specified conditions. As of August 31, 2025, principal and accrued interest income on the unsecured and subordinated convertible promissory note were $1,000,000 and $13,973.

The note is classified as a note receivable under ASC 310 and is carried at amortized cost. Interest income is accrued using the stated rate. The note is subject to periodic credit risk evaluations. As of August 31, 2025, no impairment has been recognized. This is recorded within other long-term assets on the Consolidated Balance Sheets.

The note includes multiple conversion features: (i) at the Company’s election into Nurocor Class B Common Stock at $0.15 per share, (ii) automatic conversion into securities issued in a qualified equity financing at the lower of a 20% discount to the financing price or $0.15 per share, and (iii) optional conversion upon a Change of Control. In addition, upon a Liquidation Event, the Company is entitled to repayment of principal, accrued interest, and a 50% premium, or if greater, consideration equivalent to conversion at $0.15 per share.

The conversion features were evaluated under ASC 815 and determined not to meet the definition of a derivative requiring bifurcation. The Company also holds related governance rights, including a board observer seat and access to financial statements rights, which do not affect the accounting classification but are disclosed as part of the overall investment terms.
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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We reassess the appropriateness of that classification at each reporting date. As of August 31, 2025 and 2024, all of our investments were classified as AFS.
Research & Development ("R&D") Capitalized Software Development Costs
R&D activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with FASB ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, and R&D consulting, were $9.8 million during the fiscal year ended 2025, of which $3.0 million was capitalized. R&D expenditures were $9.0 million during fiscal year 2024, of which $3.3 million was capitalized. R&D expenditures during fiscal year 2023 were $7.8 million, of which $3.3 million was capitalized.
Software development costs are capitalized in accordance with ASC 985-20. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale.

The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs.
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $3.1 million, $2.1 million, and $1.5 million for the fiscal years ended August 31, 2025, 2024, and 2023, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.

The Company assesses capitalized computer software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In connection with the identified triggering event mentioned below as of May 31, 2025, the Company performed, prior to the goodwill impairment test, a quantitative assessment of its long-lived assets and concluded that its long-lived assets were impaired at certain reporting units. The Company recorded impairment charges for its capitalized computer software development costs of $1.2 million at the Clinical Operations reporting unit. Such charges are recorded in impairments on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
No impairment losses were recorded during the fiscal year ended August 31, 2024.
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
Internal use Software
We have capitalized certain internal use software costs in accordance with ASC 350-40, which are included in intangible assets. The amortization of such costs is classified as general and administrative expenses on the Consolidated Statements of Operations and Comprehensive (Loss) Income. Maintenance of and minor upgrades to internal use software are also classified as general and administrative expenses as incurred.
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

Supplemental information related to operating leases was as follows as of August 31, 2025 and 2024:

(in thousands)	2025	2024
ROU assets	$407	$1,027
Lease liabilities, current	$206	$475
Lease liabilities, long-term	$410	$531
Operating lease costs	$475	$503
Weighted-average remaining lease term	6.29 years	2.42 years
Weighted-average discount rate	3.98%	5.46%

Intangible Assets, Goodwill and Impairments
We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and recognize the assets acquired and liabilities assumed at their acquisition-date fair value. Acquired intangible assets include client relationships, software, trade names, and noncompete agreements. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Finite-lived intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.
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
The company announced the reorganization of its internal structure at the end of the third quarter of fiscal 2025, and reorganized the internal structure to align products and services into integrated solution areas. The Company changed the composition of our reporting units under ASC 350, Intangibles - Goodwill and Other as part of our Q4 2025 reorganization. Because each former reporting unit moved in its entirety into a single new reporting unit, the related carrying amounts, including goodwill, were carried forward without reallocation. Consistent with ASC 350, we evaluated goodwill immediately before and immediately after the change and assessed the fair value to be the same.

Prior to the reorganization, the Company had nine reporting units, Cheminformatics ("CHEM") software, Physiologically Based Pharmacokinetics ("PBPK") software, PBPK services, Clinical Pharmacology and Pharmacometrics ("CPP") software, CPP services, Quantitative Systems Pharmacology ("QSP") software, QSP Services, Adaptive Learning & Insights ("ALI") software, and Medical Communications ("MC") services. Following the reorganization, management began to review operating performance and allocate resources based on two new reporting units, Software and Services.

The former reporting unit's goodwill and net assets directly combine into the new reporting units, and as such, the Company did not reassign goodwill to the new reporting units.

Former reporting units	New reporting units
CHEM - Software	Software
PBPK - Software
QSP - Software
CPP - Software
ALI - Software
PBPK - Services	Services
QSP - Services
CPP - Services
MC - Services

The Company performed a qualitative assessment immediately before the reorganization and determined that indicators of impairment existed and a quantitative assessment was needed. As detailed below, the Company recognized $51.6 million in impairment charges in the third quarter of fiscal 2025.

When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired, known as Step 0. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we would calculate the estimated fair value of the reporting unit using discounted cash flows or a combination of discounted cash flow and market approaches. The Company performed a qualitative assessment immediately after the reorganization and determined that no indicators of impairment existed.

The change in reporting units did not impact the Company’s consolidated financial statements for prior periods. However, beginning in the fourth quarter of fiscal 2025, segment results and goodwill disclosures reflect the new reporting unit structure.
During the third quarter of 2025, the Company identified the underperformance of revenue at various reporting units relative to forecasts utilized in the purchase price allocation and the significant stock price decline in relative terms and in comparison to peers as a triggering event (the "triggering event") as of May 31, 2025, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill as of May 31, 2025 for all reporting units. The Company estimated the implied fair value of its reporting units using an income and market approach. As a result of the quantitative impairment test performed, the Company determined that goodwill was impaired for its Software and Services reporting units and recorded a goodwill impairment charge of $15.7 million and $35.9 million, respectively, during the period ended May 31, 2025. Such charges are recorded in impairments on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
Below is a reconciliation of the changes in Goodwill carrying value per reportable segment:

(in thousands)	Software	Services	Total
Balance, August 31, 2023	$3,598	$9,323	$12,921
Addition	34,197	48,960	83,157
Balance, August 31, 2024	$37,795	$58,283	$96,078
Addition	—	—	—
Measurement period adjustment*	(290)	(439)	(729)
Impairments	(15,704)	(35,928)	(51,632)
Balance, August 31, 2025	$21,801	$21,916	$43,717
*The Company had measurement period adjustments due to additional knowledge gained since June 11, 2024. The adjustments included a net working capital & excess cash settlement ($0.2 million) and deferred taxes related to the Pro-ficiency acquisition ($1.0 million). These have been allocated to the Software and Services reporting units.
The following table summarizes other intangible assets as of August 31, 2025:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Impairment	Net Book Value
Trade names	Indefinite	$12,610	$—	$5,660	$6,950
Covenants not to compete	Straight line 2 to 3 years	100	53	47	—
Other internal use software	Straight line 3 to 13 years	988	110	270	608
Customer relationships	Straight line 8 to 14 years	10,540	3,693	3,873	2,974
ERP	Straight line 15 years	2,528	543	621	1,364
		$26,766	$4,399	$10,471	$11,896
The Company reviews indefinite-lived intangible assets, consisting of trade names in accordance with ASC 350 Intangibles - Goodwill and other, for impairment annually or when an event occurs that may indicate potential impairment. In connection with the identified triggering event as of May 31, 2025, the Company performed, prior to the goodwill impairment test, a quantitative assessment of its indefinite-lived assets by comparing discounted future cash flows to the net carrying value of the underlying assets, and concluded that its indefinite-lived intangible assets were impaired. The Company recorded impairment charges for its indefinite-lived intangible assets for its Software and Services reporting units of $4.9 million and $0.8 million, respectively, during the period ended May 31, 2025. Such charges are recorded in impairments on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
During the third quarter of fiscal 2025, the Company recognized an impairment charge of $77.2 million. Subsequent to the quarter-end, the Company refined the allocation of this impairment between goodwill and indefinite-lived intangible assets as the valuation was finalized. The total impairment charge remains unchanged.
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
Total amortization expense for the fiscal years ended August 31, 2025, August 31, 2024, and August 31, 2023 was $1.2 million, $1.1 million, and $0.6 million, respectively.
The estimated future amortization of finite-lived intangible assets for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
2026	$874
2027	$844
2028	$815
2029	$380
2030	$380
The weighted-average amortization period for other internal use software is 11.2 years, customer relationships is 7.6 years, and ERP is 11.3 years.

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, it recognizes an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. In connection with the identified triggering event as of May 31, 2025, the Company performed, prior to the goodwill impairment test, a quantitative assessment of its long-lived assets and concluded that its long-lived assets were impaired at certain reporting units. The Company recorded impairment charges for its long-lived assets for its Software and Services reporting units of $15.7 million and $4.2 million, respectively, during the period ended May 31, 2025. Such charges are recorded in impairments on the Consolidated Statements of Operations and Comprehensive (Loss) Income. No impairment losses were recorded for the fiscal year ended August 31, 2024.
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

The Company invests a portion of excess cash in short-term debt securities. Short-term debt securities investments as of August 31, 2025 and 2024, consisted of corporate bonds and term deposits with maturities remaining of less than 12 months. In addition, under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. The Company may also invest excess cash in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. The Company accounts for its investments in accordance with ASC 320, Investments - Debt and Equity Securities. As of August 31, 2025 and 2024 all investments were classified as AFS securities. Unrealized losses on investments as of August 31, 2025, and August 31, 2024, were primarily caused by rising interest rates rather than changes in credit quality; thus, the Company did not record an allowance for credit losses.
The following tables summarize our short-term investments and cash equivalents as of August 31, 2025 and 2024:

	August 31, 2025
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$3,500	$—	$—	$3,500
Money Market	13,159	—	—	13,159
Total Level 1	16,659	—	—	16,659
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total securities	$16,659	$—	$—	$16,659

	August 31, 2024
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$1,500	$—	$—	$1,500
Corporate debt securities (due within one year)	8,448	—	(4)	8,444
Money Market	1,975	—	—	1,975
Total Level 1	11,923	—	(4)	11,919
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total securities	$11,923	$—	$(4)	$11,919

During fiscal 2025, the Company completed the final payment of $1.6 million related to the holdback liability from the acquisition of Immunetrics, Inc. (“Immunetrics”). Additionally, based on earned revenue for Immunetrics during the second earnout measurement period, the Company has assessed the fair value of the earnout liability to be zero. As of August 31, 2024, the Company had a liability for contingent consideration related to its acquisition of Immunetrics. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in markets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the fair value of the contingent consideration obligations are presented in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.
As of August 31, 2024 and 2023, the Company had a liability for contingent consideration related to its acquisition of Immunetrics. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in markets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the fair value of the contingent consideration obligations are recorded in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.
The following is a reconciliation of contingent consideration at fair value:

(in thousands)	Amount
Contingent consideration at August 31, 2024	$640
Contingent consideration payment	—
Change in fair value of contingent consideration	(640)
Contingent consideration at August 31, 2025	$—

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

Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition-date fair value. We measure goodwill as of the acquisition date as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition-date amounts of the identifiable assets acquired and liabilities assumed. Costs that we incur to complete the business combination, such as investment banking, legal, and other professional fees, are not considered part of the consideration, and we recognize such costs as general and administrative expenses as they are incurred. We also account for acquired-company restructuring activities that we initiate separately from the business combination.

Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our consolidated financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date, and we record those adjustments to our financial statements. We apply those measurement-period adjustments that we determine to be material retrospectively to comparative information in our financial statements, including adjustments to depreciation and amortization expense.

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

During the fiscal years ended August 31, 2025, 2024, and 2023, the Company recorded mergers and acquisitions expense of zero, $2.6 million, and $3.3 million, respectively. The Company deducted $0.1 million from the final settlement of the holdback liability in connection with the Immunetrics acquisition. The Company records mergers and acquisition expenses in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Research and Development Costs
R&D costs are charged to expense as incurred until technological feasibility has been established. These costs include salaries used in the development of our final products.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

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
The following table summarizes intellectual property as of August 31, 2025:

(in thousands)	Amortization Period	Acquisition Value	Accumulated Amortization	Impairment	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	$2,850	$2,610	$—	$240
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	36	—	14
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,670	—	5,340
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	477	—	603
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	16,630	3,228	13,402	—
		$28,620	$9,021	$13,402	$6,197
In connection with the identified triggering event as of May 31, 2025, the Company performed, prior to the goodwill impairment test, a quantitative assessment of its long-lived assets and concluded that its long-lived assets were impaired at certain reporting units. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Developed technologies related to the Pro-ficiency acquisition were determined to be impaired. Such charges of $13.4 million are recorded in impairments on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
Total amortization expense for intellectual property agreements was $3.5 million, $2.2 million, and $1.4 million for the fiscal years ended August 31, 2025, August 31, 2024, and August 31, 2023, respectively. The Company records these in Cost of revenues - software on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
The estimated future amortization of intellectual property for the next five fiscal years is as follows:

(in thousands)
Years Ending August 31,	Amount
2026	$988
2027	$748
2028	$703
2029	$530
2030	$528

Earnings per Share
We report earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. However, potential dilutive securities are not reflected in the diluted loss per share because such shares are anti-dilutive. The components of basic and diluted earnings per share for the fiscal years ended August 31, 2025, 2024, and 2023 were as follows:

	Years ended August 31,
(in thousands)	2025	2024	2023
Numerator
Net (loss) income attributable to common shareholders	$(64,718)	$9,954	$9,961

Denominator
Weighted-average number of common shares outstanding during the period	20,101	19,987	20,075
Dilutive effect of stock options	—	314	390
Common stock and common-stock equivalents used for diluted earnings per share	20,101	20,301	20,465
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718, Compensation - Stock Compensation. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, were $6.1 million, $6.0 million, and $4.3 million for the fiscal years ended August 31, 2025, 2024, and 2023, respectively.
For the fiscal year ended August 31, 2025, 1,736,277 shares were not considered in the computation of diluted earnings per common share because the Company recorded net losses. For the fiscal years ended August 31, 2024 and 2023, 175,780 and 21,304 shares were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per-share amounts.
Recently Issued Accounting Standards
In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the ASC. ASU 2023-06's amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The Company does not expect ASU 2023-06 to have a material effect on its consolidated financial statements as the updates are incremental to existing disclosures.
In December 2023, the FASB issued a new standard (ASU 2023-09) to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income-tax-related disclosures. The amendments will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company does not expect ASU 2023-09 to have a material effect on its consolidated financial statements as the additional incremental disclosures information is available to the Company.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to disclose additional information about the types of expenses in commonly presented expense captions. The new standard requires tabular disclosure of specified natural expenses in certain expense captions, a qualitative description of amounts that are not separately disaggregated, and disclosure of the Company's definition and total amount of selling expenses. The ASU should be applied prospectively for annual reporting periods beginning after December 15, 2026, with retrospective application and early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company's consolidated financial statements.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual-only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company adopted this guidance for annual disclosures for the year ended August 31, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
NOTE 3 – OTHER INCOME
The components of other income for the fiscal years ended August 31, 2025, 2024, and 2023, were as follows:

	Years ended August 31,
(in thousands)	2025	2024	2023
Interest income	$722	$4,375	$4,131
Change in fair valuation of contingent consideration	640	1,639	(680)
(Loss) on disposal of assets	(23)	—	(6)
Realized losses from sale of AFS securities	—	(125)	—
Realized gains from sale of AFS securities	—	5	—
Gain (loss) on currency exchange	13	386	(475)
Total other income	$1,352	$6,280	$2,970
NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	August 31, 2025	August 31, 2024
Equipment	$9	$67
Computer equipment	1,435	1,272
Furniture and fixtures	3	56
Leasehold improvements	10	20
Construction in progress	—	—
Subtotal	1,457	1,415
Less accumulated depreciation	(577)	(603)
Total	$880	$812
Depreciation expense was $0.3 million, $0.3 million, and $0.2 million for the fiscal years ended August 31, 2025, 2024, and 2023, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES
Leases
Rent expense, including common area maintenance fees, was $0.5 million, $0.5 million, and $0.5 million for the fiscal years ended August 31, 2025, 2024, and 2023, respectively.

Lease liability maturities as of August 31, 2025, were as follows:

(in thousands)	Years Ending August 31,	Amount
2026		$236
2027		89
2028		72
2029		72
2030		72
Thereafter		235
Total undiscounted liabilities		776
Less: imputed interest		(160)
Total operating lease liabilities (including current portion)		$616
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

NOTE 6 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of the Company's common stock outstanding for the fiscal years ended August 31, 2025, 2024, and 2023 were as follows:

	Years ended August 31,
(in thousands)	2025	2024	2023
Common stock outstanding, beginning of period	20,051	19,938	20,260
Common stock repurchased during the period	—	—	(492)
Common stock issued during the period	86	113	170
Common stock outstanding, end of period	20,137	20,051	19,938
Dividends

The Company’s Board of Directors declared cash dividends during the fiscal years ended August 31, 2024. The Board of Directors determined to discontinue the Company’s quarterly cash dividend after the dividend distribution on August 5, 2024. The details of dividends paid are in the following table:

(in thousands, except dividend per share)	For The Year Ended August 31, 2024

Record Date	Distribution Date	Number of Shares Outstanding on Record Date	Dividend per Share	Total Amount
10/30/2023	11/06/2023	19,939	$0.06	$1,196
1/29/2024	2/05/2024	19,973	$0.06	1,198
4/29/2024	5/06/2024	19,998	$0.06	1,200
7/29/2024	8/05/2024	20,046	$0.06	1,202
Total				$4,796
Stock Option and Equity Incentive Plans

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

As of August 31, 2025, employees and directors of the Company held Qualified Incentive Stock Options (“ISOs”) and Non-Qualified Stock Options (“NQSOs”) to purchase an aggregate of 1.9 million shares of common stock at exercise prices ranging from $6.85 to $66.14 per share.

NOTE 7 – STOCK OWNERSHIP PLANS
The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts)
Activity for the year ended August 31, 2025	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2024	1,906	$37.64	6.91 years
Granted	393	32.01
Exercised	(85)	13.21
Canceled/Forfeited	(290)	41.58
Outstanding, August 31, 2025	1,924	$36.98	6.52 years
Vested and Exercisable, August 31, 2025	961	$35.51	4.84 years
Vested and Expected to Vest, August 31, 2025	1,852	$37.04	6.43 years

(in thousands, except per share and weighted-average amounts)
Activity for the year ended August 31, 2024	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2023	1,478	$34.62	6.62 years
Granted	594	40.76
Exercised	(114)	12.40
Canceled/Forfeited	(52)	42.95
Outstanding, August 31, 2024	1,906	$37.64	6.91 years
Vested and Exercisable, August 31, 2024	822	$31.19	4.82 years
Vested and Expected to Vest, August 31, 2024	1,843	$37.53	6.83 years

(in thousands, except per share and weighted-average amounts)
Activity for the year ended August 31, 2023	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2022	1,245	$28.61	6.14 years
Granted	465	43.78
Exercised	(170)	12.59
Canceled/Forfeited	(62)	43.14
Outstanding, August 31, 2023	1,478	$34.62	6.62 years
Vested and Exercisable, August 31, 2023	696	$24.26	4.54 years
Vested and Expected to Vest, August 31, 2023	1,471	$34.56	6.61 years
The total grant-date fair value of nonvested stock options as of August 31, 2025, was $18.0 million and is amortizable over a weighted-average period of 2.9 years.
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

The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the years ended August 31, 2025, 2024, and 2023:

(in thousands, except weighted-average amounts)	2025	2024	2023
Estimated fair value of awards granted	$6,597	$11,902	$10,067
Unvested forfeiture rate	6.29%	5.53%	0.22%
Weighted-average grant price	$32.01	$40.76	$43.78
Weighted-average market price	$32.01	$40.76	$43.78
Weighted-average volatility	47.03%	44.63%	46.14%
Weighted-average risk-free rate	3.95%	4.77%	4.29%
Weighted-average dividend yield	0.00%	0.59%	0.55%
Weighted-average expected life	6.61 years	6.59 years	6.55 years
The exercise prices for the options outstanding as of August 31, 2025, ranged from $6.85 to $66.14 per share, and the information relating to these options is as follows:
(in thousands except prices and weighted-average amounts)

Exercise Price Per Share		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	90	0.49 years	$9.71	90	0.49 years	$9.71
$9.78	$18.76	138	2.57 years	$11.00	120	1.48 years	$10.08
$18.77	$33.40	467	7.54 years	$30.69	137	3.65 years	$26.00
$33.41	$47.63	985	7.34 years	$41.36	413	6.85 years	$41.32
$47.64	$66.14	244	5.69 years	$56.04	201	5.50 years	$56.85
		1,924	6.52 years	$36.98	961	4.84 years	$35.51
During the years ended August 31, 2025, 2024, and 2023 we issued 23,195, 15,200, and 13,765 shares of stock valued at $0.5 million, $0.6 million, and $0.6 million respectively, to our nonmanagement directors as compensation for board-related duties.
Share Repurchases
No share repurchases were made during the fiscal years ended August 31, 2025 and 2024.
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

NOTE 8 – INCOME TAXES
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
Management has considered that the accounting guidance under ASC 740-10-55-7 requires entities to assess deferred tax assets (DTAs) for realization and to record a valuation allowance if the DTA is not fully realizable. The objective of the valuation allowance is to reduce the deferred tax asset to the amount that is more likely than not to be realized. After completing the analysis, management determined the deferred tax asset is realizable and no valuation allowance is required.
The components of the income tax (benefit) expense for the fiscal years ended August 31, 2025, 2024, and 2023 were as follows:

(in thousands)	2025	2024	2023
Current
Federal	$747	$3,291	$2,990
State	(59)	742	696
Foreign	108	3	144
Total current tax expense	796	4,036	3,830
Deferred
Federal	(4,432)	(1,466)	(1,818)
State	(1,023)	(113)	(278)
Total deferred federal and state	(5,455)	(1,579)	(2,096)

Total	$(4,659)	$2,457	$1,734
A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the fiscal years ended August 31, 2025, 2024, and 2023:

	2025	2024	2023
Income tax computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.1%	3.5%	4.7%
Meals & entertainment	—%	0.1%	0.1%
Stock-based compensation	(0.6)%	3.9%	2.1%
Other permanent differences	(1.0)%	(0.2)%	3.3%
Research and development credit	0.4%	(1.3)%	(2.2)%
Foreign-tax-related differences	1.4%	(7.0)%	(8.2)%
Goodwill Impairment	(15.7)%	—%	—%
Change in prior year estimated taxes	0.4%	(0.2)%	(6.0)%
Non-deductible expenses	(0.3)%	—%	—%
Total	6.7%	19.8%	14.8%

The book impairment of $77.2 million had zero tax basis. The goodwill component of the impairment resulted in a permanent item in the amount of $51.9 million ($10.9 million tax effected). The other intangibles component of impairment in the amount of $25.3 million ($6.4 million tax effected) release of an existing deferred tax liability.
Significant components of the Company's deferred tax assets and liabilities for income taxes for the fiscal years ended August 31, 2025, and 2024 are as follows:

(in thousands)	2025	2024
Deferred tax assets:
Accrued compensation	$31	$681
Deferred revenue	30	186
Capitalized merger costs	—	707
Operating lease liability	41	255
Research and development credits	60	157
Allowance for credit losses	24	67
Capitalized research & development	5,157	3,933
Share-based compensation	2,297	1,676
Capital loss carryforward	25	—
Accrued sales tax	67	—
Net operating loss carryforward	1,923	3,336
Charitable contributions	1	—
Total deferred tax assets	9,656	10,998
Less: Valuation allowance	—	—
Deferred tax asset	9,656	10,998
Deferred tax liabilities:
Property and equipment	(131)	(111)
Operating lease right-of-use assets	—	(259)
Unrealized loss	(34)	(40)
State tax deferred	(10)	(25)
Intellectual property	(2,230)	(9,012)
Capitalized computer software development costs	(2,477)	(3,086)
Prepaid expenses	—	(73)
Total deferred tax liabilities	(4,882)	(12,606)

Net deferred tax assets (liabilities)	$4,774	$(1,608)
We follow ASC 740 with regard to our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, we determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and assume that the tax position will be examined by taxing authorities. Interest and penalties were insignificant for the fiscal years ended August 31, 2025, 2024, and 2023, respectively. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of India and France. Our federal income tax returns for fiscal year 2021 through 2024 are open for audit, and our state tax returns for fiscal year 2019 through 2024 remain open for audit. Based on our assessment, we have not recorded any liability for uncertain tax positions in the consolidated financial for the fiscal years ended August 31, 2025, 2024, and 2023, respectively. The Company had no uncertain tax position for all open tax years.

Net Operating Loss is summarized as follows:

(in thousands)	Amount
Federal NOL as of August 31, 2025	$17,045
Subject to expiration	13,710
Carried forward indefinitely	3,335
Amount to expire before Section 382 limitation lifts	9,697

Pennsylvania NOL as of August 31, 2025	14,771
Subject to expiration	14,771
Carried forward indefinitely	—
Amount to expire before Section 382 limitation lifts	10,639

North Carolina NOL as of August 31, 2025	2,215
Subject to expiration	2,215
Carried forward indefinitely	—
Amount to expire before Section 382 limitation lifts	—

Oregon NOL as of August 31, 2025	166
Subject to expiration	166
Carried forward indefinitely	—
Amount to expire before Section 382 limitation lifts	—

California R&D Credit as of August 31, 2025	44
Subject to expiration	—
Carried forward indefinitely	44
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
Revenue concentration shows that international sales accounted for 27%, 28%, and 31% of revenue for the fiscal years ended August 31, 2025, 2024, and 2023, respectively. Our three largest clients in terms of revenue accounted for 7%, 3%, and 3% of total revenues, respectively, for the fiscal year ended August 31, 2025. Our four largest clients in terms of revenue accounted for 7%, 3%, 3%, and 2% of total revenues, respectively, for the fiscal year ended August 31, 2024. Our three largest clients in terms of revenue accounted for 6%, 4%, and 3% of total revenues, respectively, for the fiscal year ended August 31, 2023.
Accounts receivable concentrations show that our three largest clients in terms of accounts receivable each comprised between 6% and 9% of accounts receivable as of August 31, 2025; our six largest clients in terms of accounts receivable comprised between 3% and 9% of accounts receivable as of August 31, 2024. As of the filing date of this report, our largest client, which represented 9% of accounts receivable as of August 31, 2025, was current on all outstanding invoices, except for a de minimis amount.
We operate in biosimulation, simulation-enabled performance and intelligence solutions, and medical communications to the biopharma industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.
NOTE 10 – SEGMENT REPORTING

The Company applies ASC 280, Segment Reporting, in determining reportable segments. We define our reportable segments based on the way the chief operating decision maker (“CODM”), which is our Chief Executive Officer, manages the operations for purposes of allocating resources and assessing segment performance. Our reportable segments include the following:

•Software: Supports pharmaceutical research, development, and commercialization through simulation, modeling, and AI-driven prediction. Its main products include GastroPlus®, ADMET Predictor®, and MonolixSuite™, along with tools like DDDPlus™, MembranePlus™, DILIsym®, and others for disease modeling and training. The company also advances partnerships with institutions like the FDA, NIEHS, PAS, and SACF to drive innovation in virtual drug testing, chemical safety, and AI-enabled discovery.

•Services: Advanced consulting services across the drug development lifecycle. Its scientists and engineers specialize in pharmacokinetics, pharmacodynamics, drug modeling, and regulatory strategy, supporting clients from discovery through clinical development.

The CODM reviews revenue and gross profit to evaluate current-period performance versus budget and prior periods at each reportable segment and assesses management performance for purposes of annual incentive compensation. Gross profit is defined as revenue less cost of revenue incurred by the segment.

No operating segments have been aggregated to form the reportable segments. The Company does not allocate assets at the reportable segment level, as these are managed on an entity-wide group basis and, accordingly, the Company does not report asset information by segment. The Company does not allocate operating expenses (R&D, S&M, and G&A) that are managed on an entity-wide group basis and, accordingly, the Company does not allocate and report operating expenses at a segment level. There are no intersegment revenue transactions between the Company’s segments. Other segment items for each segment primarily include depreciation, income tax expense, and other income not reviewed by the CODM at the segment level. These are not allocated to segments and are presented below segment gross profit.

There are no differences in measurement between the segment profit measure used by CODM and consolidated (loss) income before income taxes. The following schedule reconciles the total of reportable segments’ gross profit and significant expenses to consolidated income (loss) before income taxes.

	Year ended August 31, 2025
(in thousands)	Software	Services	Total
Revenue	$45,828	$33,351	$79,179
Less:
Cost of revenue (1)	9,652	23,306	32,958
Gross Profit	36,176	10,045	46,221
Gross Margin	79%	30%	58%
Less:
Research and Development			6,884
Sales and Marketing			11,904
General and administrative (2)			20,941
Impairments			77,221
Loss from operations			(70,729)
Add:
Interest income and other, net			722
Change in value of contingent consideration			640
Gain (loss) on disposal of fixed assets			(23)
Income (loss) on currency exchange			13
Income (loss) before income taxes			(69,377)
(1) Cost of revenue includes $6.7 million of amortization within our Software reportable segment.
(2) General and administrative includes $0.3 million of depreciation and $1.2 million of amortization, respectively.

	Year ended August 31, 2024
(in thousands)	Software	Services	Total
Revenue	$41,024	$28,989	$70,013
Less:
Cost of revenue (1)	6,478	20,384	26,862
Gross Profit	34,546	8,605	43,151
Gross Margin	84%	30%	62%
Less:
Research and Development			5,754
Sales and Marketing			8,915
General and administrative (2)			22,351
Income from operations			6,131
Add:
Interest income and other, net			4,375
Change in value of contingent consideration			1,639
Gain (loss) on disposal of fixed assets			(120)
Income (loss) on currency exchange			386
Income before income taxes			12,411
(1) Cost of revenue includes $4.5 million of amortization within our Software reportable segment.

(2) General and administrative includes $0.3 million of depreciation and $0.9 million of amortization, respectively.

	Year ended August 31, 2023
(in thousands)	Software	Services	Total
Revenue	$36,517	$23,060	$59,577
Less:
Cost of revenue (1)	3,627	8,003	11,630
Gross Profit	32,890	15,057	47,947
Gross Margin	90%	65%	80%
Less:
Research and Development			4,504
Sales and Marketing			6,558
General and administrative (2)			27,660
Impairments			500
Income from operations			8,725
Add:
Interest income and other, net			4,131
Change in value of contingent consideration			(680)
Gain (loss) on disposal of fixed assets			(6)
Income (loss) on currency exchange			(475)
Income before income taxes			11,695
(1) Cost of revenue includes $3.0 million of amortization within our Software reportable segment.
(2) General and administrative includes $0.3 million of depreciation and $0.6 million of amortization, respectively.
Revenue, classified by significant product and service offerings, was as follows:

(in thousands)	August 31, 2025	August 31, 2024	August 31, 2023
GastroPlus	$22,091	$21,828	$20,786
MonolixSuite TM	9,361	8,242	6,895
ADMET Predictor	7,716	7,357	6,970
Other Software	6,660	3,597	1,866
Total Software	45,828	41,024	36,517

PKPD Services	13,049	12,422	10,463
Medical Communications	8,116	1,124	—
QSP/QST Services	6,536	8,892	5,677
PBPK Services	5,650	6,551	6,920
Total Services	33,351	28,989	23,060

Total	$79,179	$70,013	$59,577
The Company allocates revenues to geographic areas based on the locations of its clients. Geographical revenues for the fiscal years ended August 31, 2025, 2024, and 2023, were as follows:

	Years ended August 31,
(in thousands)	2025		2024		2023
	$	% of total*	$	% of total	$	% of total
Americas	$57,701	73%	$50,473	72%	$40,817	69%
EMEA	14,192	18%	14,072	20%	11,713	20%
Asia Pacific	7,286	9%	5,468	8%	7,047	12%
Total	$79,179	100%	$70,013	100%	$59,577	100%
*Percentages may not add due to rounding
As of August 31, 2025 and 2024, substantially all of the Company’s long-lived assets were located in the United States; long-lived assets located in any individual foreign country were not material.
NOTE 11 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.9 million, $0.8 million, and $0.6 million for the fiscal years ended August 31, 2025, 2024, and 2023 respectively.

NOTE 12 - ACQUISITIONS
On June 16, 2023, the Company completed the acquisition of Immunetrics for an estimated consideration of $15.3 million.
The Company made the first cash earnout payments in the aggregate amount of $2.5 million to the former equity holders and employees of Immunetrics in March 2024. During fiscal year ended August 31, 2025, the Company determined the second earnout measurement period's fair value to be zero based on earned revenues.
During the fiscal year ended August 31, 2025, the Company completed the final payment of $1.6 million related to the holdback liability of Immunetrics.
The primary purpose of this acquisition is to be able to capitalize on a tremendous growth opportunity by providing support for quantitative systems pharmacology (“QSP”) in a greater range of therapeutic areas, including oncology.
Under the acquisition method of accounting, the total purchase price reflects Immunetrics’ tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (June 16, 2023). The following table summarizes the allocation of the final purchase price for Immunetrics:

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
During the third quarter of fiscal year 2025, we recorded $3.9 million of goodwill, intangible, and fixed asset impairment charges attributable to the Immunetrics acquisition. The impairment charges relate to the triggering event. These costs are included in Impairment on our consolidated statement of operations. See Note 2 – Significant Accounting Policies for additional details.
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

Under the acquisition method of accounting, the total purchase price reflects Pro-ficiency’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (June 11, 2024). The following table summarizes the allocation of the final purchase price for Pro-ficiency:

(in thousands)	Estimated fair value as previously reported (a)	Measurement Period Adjustments	Fair Value as adjusted
Base merger consideration	$100,000	$—	$100,000
Net working capital adjustment	(85)	—	(85)
Excess cash adjustment	1,731	227	1,958
Adjustment to purchase price for closing indebtedness	(1,484)	—	(1,484)
Total purchase price	100,162	227	100,389

Fair value of identifiable assets acquired:
Cash	2,513	—	2,513
Accounts receivable	2,064	—	2,064
Prepaids and other current assets	1,807	—	1,807
ROU asset	212	—	212
Trade names	8,400	—	8,400
Customer relationships	2,310	—	2,310
Developed technology	16,630	—	16,630
Non-competes	70	—	70
Other non-current assets	17	—	17
	34,023	—	34,023
Fair value of liabilities assumed:			—
Accounts payable	935	—	935
Payroll and other current liabilities	2,302	—	2,302
Deferred revenue	1,456	—	1,456
Lease liability	212	—	212
Deferred tax liabilities	4,811	(956)	3,855
Other liabilities	1,124	—	1,124
	10,840	(956)	9,884

Fair value of identifiable assets acquired and liabilities assumed	23,183		24,139

Goodwill	$76,979		$76,250

(a) As previously reported in the Company's Annual Report on Form 10-K for the year ended August 31, 2024.

The Company had two measurement period adjustments due to additional knowledge gained since June 11, 2024. The adjustments include a net working capital & excess cash settlement of $0.2 million and deferred taxes of $1.0 million.

The total purchase consideration related to the Pro-ficiency acquisition consisted of cash consideration. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the developed technologies and other intangibles such as customer relationships and trade names. Pro-ficiency is structured into two functions: Clinical Operations and Commercialization. Clinical Operations primarily contributes to the software segment and Commercialization primarily contributes to the services segment of the Company. Goodwill acquired as part of the Pro-ficiency acquisition has been assigned to the Clinical Operations and Commercialization reporting units and the assets and liabilities of Pro-ficiency are assigned to the same reporting units. This goodwill is not expected to be deductible for income tax purposes.

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

	Estimated useful life	Amount
Indefinite-lived:
Trade names	Indefinite	$8,400

Definite-lived:
Customer relationships	10 years	2,310
Developed technologies	5 years	16,630
Non-competes	3 years	70
Total definite-lived intangible assets		19,010

Total intangible assets		$27,410
The estimated future amortization of finite-lived intangible assets for the next five years is as follows:

(in thousands)	Amount
Years ending August 31,
2026	$3,580
2027	$3,580
2028	$3,580
2029	$3,557
2030	$3,557
During the third quarter of fiscal year 2025, we recorded $72.2 million of goodwill, intangible, and fixed asset impairment charges attributable to the Pro-ficiency acquisition. The impairment charges relate to the triggering event. These costs are included in Impairment on our consolidated statement of operations. See Note 2 – Significant Accounting Policies for additional details.

Consolidated Supplemental Pro Forma Information

The following unaudited consolidated supplemental pro forma information assumes that the acquisition of Pro-ficiency took place on September 1, 2022 for the fiscal year ended August 31, 2024. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Pro-ficiency to reflect the same expenses in the fiscal years ended August 31, 2024 and 2023. The adjustments include costs of acquisition directly attributable to Pro-ficiency of $2.3 million and amortization of intangibles including developed technologies acquired during the acquisition, assuming the fair-value adjustments applied on September 1, 2022, together with consequential tax effects. The adjustments also consist of acquisition costs directly attributable to Immunetrics of $2.9 million consisting of $1.6 million of bonus compensation and $1.3 million of other professional fees, and amortization of intangibles including developed technologies acquired during the merger, assuming the fair-value adjustments applied on September 1, 2022, together with consequential tax effects. The pro forma information in below table includes actual revenues and net loss of $2.3 million and $1.9 million, respectively for Pro-ficiency from the acquisition date of June 11, 2024 to August 31, 2024 and the revenues and net loss of $1.3 million and $0.4 million, respectively, for Immunetrics from the acquisition date of June 16, 2023 to August 31, 2023.

	(Pro forma) 2024 *	(Pro forma) 2023
(in thousands)	(unaudited)	(unaudited)
Revenue	$83,243	$76,892
Net (loss) income	$7,790	$4,547
* Balances include actual results from acquisition date of June 16, 2023 through August 31, 2023 for Immunetrics and from acquisition date of June 11, 2024 through August 31, 2024 for Pro-ficiency business.

NOTE 13 - RESTRUCTURING

At the end of the quarter ended May 31, 2025, the Company executed a restructuring plan to reduce its workforce by approximately 10% to enhance its operational efficiency and reduce operating expenses (the "2025 Restructuring Plan"). Communication to employees and actions associated with the 2025 restructuring plan were completed by the end of the quarter ended May 31, 2025.

The Company estimates that it incurred a one-time expense of approximately $0.7 million in charges in connection with the 2025 Restructuring Plan, consisting of involuntary severance payments, employee benefits, and related costs, substantially all of which the Company incurred in the fiscal year ending August 31, 2025. These costs are recorded within General and Administrative expenses on the Consolidated Statements of Operations and Comprehensive (loss) income. The restructuring was driven by macroeconomic factors negatively impacting the pharmaceutical and biotechnology markets. The reduction in workforce and cost reductions being implemented are expected to reduce operating expenses by approximately $4.3 million on an annualized basis.

As of August 31, 2025, the Company has recorded total severance charges of $0.7 million related to the 2025 Restructuring Plan reflected in General and Administrative expenses. Also, as of August 31, 2025, the Company had no remaining accrued severance charges. The Company does not expect to incur further material severance charges related to the 2025 Restructuring Plan in future periods.
NOTE 14 - SUBSEQUENT EVENTS

None.