Form 10-Q
period 2025-11-30
Simulations Plus, Inc.
filed 2026-01-09
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of December 31, 2025, was 20,146,585.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended November 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per common share and common share data)	November 30, 2025	August 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$30,189	$30,853
Accounts receivable, net of allowance for credit losses of $93 and $187	12,154	9,717
Prepaid income taxes	1,745	1,777
Prepaid expenses and other current assets	8,552	7,702
Short-term investments	5,500	1,500
Total current assets	58,140	51,549
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $22,604 and $21,863	11,290	11,117
Property and equipment, net	793	880
Operating lease right-of-use assets	390	407
Intellectual property, net of accumulated amortization of $9,287 and $9,021	5,931	6,197
Other intangible assets, net of accumulated amortization of $4,651 and $4,399	11,580	11,896
Goodwill	43,717	43,717
Deferred tax assets, net	4,606	4,774
Other assets	1,384	1,399
Total assets	$137,831	$131,936
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$863	$470
Accrued compensation	2,657	2,010
Accrued expenses	922	1,343
Operating lease liability - current portion	179	206
Deferred revenue	5,719	2,696
Total current liabilities	10,340	6,725
Long-term liabilities
Operating lease liability - net of current portion	378	410
Total liabilities	10,718	7,135
Commitments and contingencies - Note 4
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,146,585 and 20,137,480 shares issued and outstanding as of November 30, 2025 and August 31, 2025	20	20
Additional paid-in capital	161,058	159,416
Accumulated deficit	(33,688)	(34,364)
Accumulated other comprehensive loss	(277)	(271)
Total shareholders' equity	127,113	124,801
Total liabilities and shareholders' equity	$137,831	131,936
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per common share and common share data)	November 30, 2025	November 30, 2024
Revenues
Software	$8,883	$10,715
Services	9,538	8,209
Total revenues	18,421	18,924
Cost of revenues
Software	1,412	2,638
Services	6,118	6,068
Total cost of revenues	7,530	8,706
Gross profit	10,891	10,218
Operating expenses
Research and development	2,980	1,848
Sales and marketing	3,179	2,851
General and administrative	4,019	5,393
Total operating expenses	10,178	10,092
Income from operations	713	126
Other income, net	257	144

Income before income taxes	970	270
Income tax expense	(294)	(64)
Net income	$676	$206

Earnings per share
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted-average common shares outstanding
Basic	20,140	20,068
Diluted	20,220	20,266

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(6)	(42)
Unrealized gains (losses) on available-for-sale securities	—	4
Comprehensive income	$670	$168
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except common share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of September 1, 2025	20,137,480	$20	$159,416	$(34,364)	$(271)	$124,801
Exercise of stock options	250	—	2	—	—	2
Stock-based compensation	—	—	1,490	—	—	1,490
Shares issued to Directors for services	8,855	—	150	—	—	150
Net income	—	—		676	—	676
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance as of November 30, 2025	20,146,585	$20	$161,058	$(33,688)	$(277)	$127,113

(in thousands, except common share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of September 1, 2024	20,051,134	$20	$152,308	$30,354	$(251)	$182,431
Exercise of stock options	28,920	—	288	—	—	288
Stock-based compensation	—	—	1,673	—	—	1,673
Shares issued to Directors for services	4,960	—	135	—	—	135
Net income	—	—	—	206	—	206
Other comprehensive loss	—	—	—	—	(38)	(38)
Balance as of November 30, 2024	20,085,014	$20	$154,404	$30,560	$(289)	$184,695
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	November 30, 2025	November 30, 2024
Cash flows from operating activities
Net income	$676	$206
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,346	2,265
Amortization of investment discounts	—	(39)
Stock-based compensation	1,615	1,724
Deferred income taxes	168	40
Loss from disposal of assets	75	—
Unrealized gains (losses) on available-for-sale securities	—	4
Currency translation adjustments	(6)	(42)
(Increase) decrease in
Accounts receivable	(2,437)	(3,668)
Prepaid income taxes	32	(130)
Prepaid expenses and other assets	(835)	708
Increase (decrease) in
Accounts payable	393	518
Other liabilities	184	(4,095)
Deferred revenue	3,023	1,235
Net cash provided by (used in) operating activities	4,234	(1,274)

Cash flows from investing activities
Purchases of property and equipment	—	(86)
Purchase of short-term investments	(5,500)	(3,500)
Proceeds from maturities of short-term investments	1,500	1,500
Purchased intangibles	(11)	(186)
Net working capital & excess cash settlement - Pro-ficiency acquisition	—	(227)
Capitalized computer software development costs	(889)	(639)
Net cash used in investing activities	(4,900)	(3,138)

Cash flows from financing activities
Proceeds from the exercise of stock options	2	288
Net cash provided by financing activities	2	288

Net decrease in cash and cash equivalents	(664)	(4,124)
Cash and cash equivalents, beginning of period	$30,853	$10,311
Cash and cash equivalents, end of period	$30,189	$6,187

Supplemental disclosures of cash flow information
Income taxes paid	$144	$112
Non-Cash Investing and Financing Activities
Right of use assets capitalized	$—	$451
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended November 30, 2025 and November 30, 2024
NOTE 1 – DESCRIPTION OF BUSINESS
Simulations Plus, Inc. (the "Company", "we", "our") was incorporated in California on July 17, 1996. The Company is a global leader and premier provider in the biopharma sector, offering advanced software and consulting services that enhance drug discovery and development, clinical trial operations, and commercialization. The Company supports its clients across the drug development lifecycle from the early discovery through all phases of clinical research and development (“R&D”), including clinical operations, to product commercialization. The Company serves clients as a strategic partner throughout the entire drug development lifecycle, offering solutions that integrate scientific software platforms, artificial intelligence-augmented insights, and expert consulting. This optimizes efficiency, costs, and time-to-market for our clients and enhances our competitive position.

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
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. Operating results for the interim period ended November 30, 2025, and 2024 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended August 31, 2025, and the notes thereto included in the Company’s Annual Report on Form 10-K.
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

The Pro-ficiency platform includes software customization by incorporating content tailored to specific needs. Following customization, it generates a recurring revenue stream throughout the duration of a clinical trial. Revenue is recognized over time.

Payments are generally due upon invoicing on a net-30 basis, unless alternative payment terms are negotiated with the customer based on their payment history. Standard industry practices apply.
For certain software arrangements, the Company hosts the licenses on servers maintained by the Company. Revenue for those arrangements is accounted as Software as a Service over the life of the contract. These arrangements account for less than 10% of software revenues of the Company.
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
The Company received assistance from domestic governmental agencies to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The grants awarded are currently set to expire at various dates through 2026. The Company recognized $0.1 million and $0.2 million for the three months ended November 30, 2025, and November 30, 2024, respectively within Services revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income related to such assistance. Amounts that have been earned but not yet funded are included in accounts receivable. Computer equipment allowable by the grants is classified under fixed assets. Subawards due to unrelated entities are classified under accrued expenses.
Remaining Performance Obligations
As of November 30, 2025, remaining performance obligations were $15.2 million; 97% of the remaining performance obligations are expected to be recognized over the next twelve months, with the remainder expected to be recognized thereafter.
Disaggregation of Revenues

The components of revenue for the three months ended November 30, 2025, and November 30, 2024, respectively, were as follows:

	Three Months Ended
(in thousands)	November 30, 2025	November 30, 2024
Software licenses
Point in time	$8,258	$10,119
Over time	625	596
Services
Over time	9,538	8,209
Total revenues	$18,421	$18,924
Contract Balances
Contract assets excluding accounts receivable balances as of November 30, 2025, and August 31, 2025, were $6.2 million and $4.9 million, respectively. This balance is included in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets.
During the three months ended November 30, 2025, the Company recognized $1.7 million of revenue, that was included in contract liabilities as of August 31, 2025, and during the three months ended November 30, 2024, the Company recognized $1.5 million of revenue that was included in contract liabilities as of August 31, 2024.
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
The activity in the allowance for credit losses related to our accounts receivable is summarized as follows:

	Three Months Ended
(in thousands)	November 30, 2025	November 30, 2024
Balance, beginning of period	$187	$149
Provision for credit losses	(94)	4
Write-offs	—	(8)
Balance, end of period	$93	$145

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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We reassess the appropriateness of that classification at each reporting date. During the three months ended November 30, 2025, and November 30, 2024, we had no AFS debt investments.
Research & Development ("R&D") Capitalized Software Development Costs
R&D activities include both enhancement of existing products and development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with FASB ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, and R&D consulting, were $3.9 million during the three months ended November 30, 2025, of which $0.9 million were capitalized. R&D expenditures during the three months ended November 30, 2024, were $2.6 million of which $0.7 million were capitalized.
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
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $0.7 million and $0.8 million for the three months ended November 30, 2025, and November 30, 2024, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
The Company assesses capitalized computer software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
No impairment losses were recorded during the three months ended November 30, 2025, and November 30, 2024, respectively.
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
Depreciation expense for the three months ended November 30, 2025, and November 30, 2024, was $0.1 million and $0.1 million, respectively.
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
Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment.
Below is a reconciliation of the changes in Goodwill carrying value per reportable segment for the three months ended November 30, 2025:

(in thousands)	Software	Services	Total
Balance, August 31, 2025	$21,801	$21,916	$43,717
Addition	—	—	—
Impairments	—	—	—
Balance, November 30, 2025	$21,801	$21,916	$43,717

The following table summarizes other intangible assets as of November 30, 2025:

(in thousands)	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Trade names	Indefinite	$6,950	$—	$6,950
Covenants not to compete	Straight line 2 to 3 years	53	53	—
Other internal use software	Straight line 3 to 13 years	655	124	531
Customer relationships	Straight line 8 to 14 years	6,668	3,898	2,768
ERP	Straight line 15 years	1,907	576	1,331
		$16,233	$4,651	$11,580
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
The following table summarizes other intangible assets as of August 31, 2025:

(in thousands)	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Trade names	Indefinite	$6,950	$—	$6,950
Covenants not to compete	Straight line 2 years to 3 years	53	53	—
Other internal use software	Straight line 3 years to 13 years	718	110	608
Customer relationships	Straight line 8 years to 14 years	6,667	3,693	2,974
ERP	Straight line 15 years	1,907	543	1,364
		$16,295	$4,399	$11,896
Total amortization expense for the three months ended November 30, 2025, and November 30, 2024, was $0.3 million and $0.3 million, respectively.
The weighted-average amortization period for covenants not to compete is zero, other internal use software is 11.0 years, customer relationships is 7.4 years, and ERP is 11.1 years.

Estimated future amortization of finite-lived intangible assets for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of 2026	$723
2027	$840
2028	$693
2029	$372
2030	$372
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

The Company may also invest excess cash in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. In addition, under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. As of November 30, 2025, all investments were classified short-term investments and cash equivalents.
The following tables summarize our short-term investments and cash equivalents as of November 30, 2025, and August 31, 2025:

	November 30, 2025
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$5,500	$—	$—	$5,500
Money Market	13,294	—	—	13,294
Total Level 1	18,794	—	—	18,794
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total securities	$18,794	$—	$—	$18,794

	August 31, 2025
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$3,500	$—	$—	$3,500
Money Market	13,159	—	—	13,159
Total Level 1	16,659	—	—	16,659
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total securities	16,659	—	—	16,659

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

During the three months ended November 30, 2025, and November 30, 2024, the Company recognized a mergers and acquisitions expense of zero and $0.3 million, respectively. The Company records mergers and acquisition expenses in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
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

In June 2024, we purchased certain developed technology of Pro-ficiency. The cost of $16.6 million is being amortized over 5 years under the straight-line method. This was subsequently impaired in May, 2025 for the remaining net book value.
The following table summarizes intellectual property as of November 30, 2025:

(in thousands)	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	$2,850	$2,690	$160
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	37	13
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,801	5,209
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	531	549
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	3,228	3,228	—
		$15,218	$9,287	$5,931

The following table summarizes intellectual property as of August 31, 2025:

(in thousands)	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	$2,850	$2,610	$240
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	36	14
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,670	5,340
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	477	603
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	3,228	3,228	—
		$15,218	$9,021	$6,197
Total amortization expense for intellectual property agreements was $0.3 million and $1.1 million for the three months ended November 30, 2025, and November 30, 2024, respectively. The Company records these in Cost of revenues - software on the Condensed Consolidated Statements of Operations and Comprehensive Income.
Estimated future amortization of intellectual property for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of 2026	$718
2027	$744
2028	$699
2029	$526
2030	$524
Earnings per Share
We report earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three months ended November 30, 2025, and November 30, 2024, were as follows:

	Three Months Ended
(in thousands)	November 30, 2025	November 30, 2024
Numerator
Net income attributable to common shareholders	$676	$206

Denominator
Weighted-average number of common shares outstanding during the period	20,140	20,068
Dilutive effect of stock options	80	198
Common stock and common-stock equivalents used for diluted earnings per share	20,220	20,266
Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with ASC 718, Compensation - Stock Compensation. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, was $1.5 million and $1.7 million for the three months ended November 30, 2025, and November 30, 2024, respectively.
For the three months ended November 30, 2025, and November 30, 2024, 190,748 and zero shares, respectively, were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per-share amounts.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)” which eliminates all references to project stages and requires capitalization of software costs when: (i) management authorizes and commits to funding the software project, and (ii) it is probable the software project will be completed and used as intended, known as the “probable-to-completion recognition threshold.” Entities must consider whether there is significant uncertainty associated with the development activities of the software in determining if the threshold is met. In addition, the amendments in the update specify that property, plant and equipment disclosure requirements are required for capitalized internal-use software costs, regardless of financial statement presentation and also incorporate the recognition requirements for website-specific development costs. This ASU will be effective for the Company for our fiscal year 2029 annual reporting period with the guidance applied either prospectively, retrospectively, or via a modified prospective transition method. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our interim and consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), to provide guidance on how business entities should recognize, measure, and present government grants received. The effective date for this standard is for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU may be applied using a modified prospective, modified retrospective, or retrospective approach. We are currently evaluating the impact that the adoption of this ASU will have on our interim and consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company will adopt this guidance in fiscal 2029 and has not yet determined the impact on its consolidated financial statements.
Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual-only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company adopted this guidance for annual disclosures for the year ended August 31, 2025, and interim periods thereafter. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
NOTE 3 – OTHER INCOME
The components of other income for the three months ended November 30, 2025, and November 30, 2024, were as follows:

	Three Months Ended
(in thousands)	November 30, 2025	November 30, 2024
Interest income	$267	$159
Gain (loss) on currency exchange	(10)	(15)
Total other income	$257	$144
NOTE 4 – COMMITMENTS AND CONTINGENCIES
Income Taxes

We follow guidance issued by the FASB regarding our accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more-likely-than-not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to income tax expense. We file income tax returns with the IRS and various state jurisdictions as well as with the countries of France and India. Our federal income tax returns for fiscal years 2022 through 2025 are open for audit, and our state tax returns for fiscal years 2019 through 2024 remain open for audit.

Our review of prior-year tax positions using the criteria and provisions presented in guidance issued by FASB did not result in a material impact on our financial position or results of operations.

We recorded an income tax expense of $0.3 million related to income before taxes of $1.0 million for the three months ended November 30, 2025. We recorded an income tax expense of $0.1 million related to income before taxes of $0.3 million for the three months ended November 30, 2024. The income tax rate for the three months ended November 30, 2025, was 30.3%. The income tax rate for the three months ended November 30, 2024, was 23.7%. The increase in the tax rate was primarily the result of a favorable discrete item in the prior year that did not recur in the current year.
Litigation

We are not a party to any legal proceedings and are not aware of any pending or threatened legal proceedings of any kind.

NOTE 5 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of Company's common stock outstanding for the three months ended November 30, 2025, and November 30, 2024, were as follows:

	Three Months Ended
(in thousands)	November 30, 2025	November 30, 2024
Common stock outstanding, beginning of period	20,137	20,051
Common stock issued during the period	9	34
Common stock outstanding, end of period	20,146	20,085
NOTE 6 – STOCK OWNERSHIP PLANS
The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts)
Activity for the three months ended November 30, 2025	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2025	1,924	$36.98	6.52 years
Granted	692	16.02
Exercised	—	—
Canceled/Forfeited	(47)	39.66
Outstanding, November 30, 2025	2,569	$31.29	7.23 years
Vested and Exercisable, November 30, 2025	1,188	$36.11	5.22 years
Vested and Expected to Vest, November 30, 2025	2,390	$31.93	7.06 years
The total grant-date fair value of nonvested stock options as of November 30, 2025, was $19.0 million and is amortizable over a weighted-average period of 3.2 years.
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
The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the three months ended November 30, 2025, and for the fiscal year ended August 31, 2025:

(in thousands, except weighted-average amounts)	Three Months Ended November 30, 2025	Fiscal Year 2025
Estimated fair value of awards granted	$6,187	$6,597
Unvested forfeiture rate	6.94%	6.29%
Weighted-average grant price	$16.02	$32.01
Weighted-average market price	$16.02	$32.01
Weighted-average volatility	52.29%	47.03%
Weighted-average risk-free rate	3.67%	3.95%
Weighted-average dividend yield	0.00%	0.00%
Weighted-average expected life	6.60 years	6.61 years

The exercise prices for the options outstanding at November 30, 2025, ranged from $6.85 to $66.14 per share, and the information relating to these options is as follows:
(in thousands except prices and weighted-average amounts)

Exercise Price Per Share		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$6.85	$9.77	89	0.24 years	$9.71	89	0.24 years	$9.71
$9.78	$18.76	828	8.62 years	$15.18	120	1.24 years	$10.08
$18.77	$33.40	454	7.28 years	$30.75	203	5.26 years	$28.48
$33.41	$47.63	964	7.09 years	$41.35	586	6.79 years	$41.30
$47.64	$66.14	234	5.41 years	$56.24	190	5.20 years	$57.12
		2,569	7.23 years	$31.29	1,188	5.22 years	$36.11
During the three months ended November 30, 2025, we issued 8,855 shares of stock valued at $0.2 million to our nonmanagement directors as compensation for board-related duties. During the three months ended November 30, 2024, we issued 4,960 shares of stock valued at $0.1 million to our nonmanagement directors as compensation for board-related duties.
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
Revenue concentration shows that international sales accounted for 27% and 24% of revenue for the three months ended November 30, 2025, and November 30, 2024, respectively. Our three largest customers in terms of revenue accounted for 11%, 4%, and 3% of total revenues, respectively, for the three months ended November 30, 2025. Our three largest customers in terms of revenue accounted for 7%, 6%, and 5% of total revenues, respectively, for the three months ended November 30, 2024.
Accounts-receivable concentrations show that our three largest customers in terms of accounts receivable each comprised between 6% and 7% of accounts receivable as of November 30, 2025; our three largest customers in terms of accounts receivable comprised between 4% and 14% of accounts receivable as of November 30, 2024.
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
NOTE 8 – SEGMENT REPORTING

The Company applies ASC 280, Segment Reporting, in determining reportable segments. We define our reportable segments based on the way the chief operating decision maker (“CODM”), which is our Chief Executive Officer, manages the operations for purposes of allocating resources and assessing segment performance. Our reportable segments include the following:

•Software: Supports pharmaceutical research, development, and commercialization through simulation, modeling, and AI-driven prediction. Its main products include GastroPlus®, ADMET Predictor®, MonolixSuite™, and others for disease modeling and training, as well as Pro-ficiency® for clinical operations. The company also advances partnerships with institutions like the FDA, NIEHS, PAS, and SACF to drive innovation in virtual drug testing, chemical safety, and AI-enabled discovery.

•Services: Advanced consulting services across the entire drug development lifecycle. Its scientists and engineers specialize in drug discovery, pharmacokinetics, pharmacodynamics, drug modeling, clinical trial data analysis, regulatory strategy, and medical communications.

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

There are no differences in measurement between the segment profit measure used by CODM and condensed consolidated income before income taxes. The following schedule reconciles the total of reportable segments’ gross profit and significant expenses to consolidated income before income taxes for the three months ended November 30, 2025 and November 30, 2024, respectively.

	Three Months Ended November 30, 2025
(in thousands)	Software	Services	Total
Revenue	$8,883	$9,538	$18,421
Less:
Cost of revenue (1)	1,412	6,118	7,530
Gross Profit	7,471	3,420	10,891
Gross Margin	84%	36%	59%
Less:
Research and Development			2,980
Sales and Marketing			3,179
General and administrative (2)			4,019
Income from operations			713
Add:
Interest income and other, net			267
Income (loss) on currency exchange			(10)
Income before income taxes			$970
(1) Cost of revenue includes $1.0 million of amortization within our Software reportable segment.
(2) General and administrative includes $0.1 million of depreciation and $0.3 million of amortization, respectively.

	Three Months Ended November 30, 2024
(in thousands)	Software	Services	Total
Revenue	$10,715	$8,209	$18,924
Less:
Cost of revenue (1)	2,638	6,068	8,706
Gross Profit	8,077	2,141	10,218
Gross Margin	75%	26%	54%
Less:
Research and Development			1,848
Sales and Marketing			2,851
General and administrative (2)			5,393
Income from operations			126
Add:
Interest income and other, net			159
Income (loss) on currency exchange			(15)
Income before income taxes			$270
(1) Cost of revenue includes $1.9 million of amortization within our Software reportable segment.
(2) General and administrative includes $0.1 million of depreciation and $0.3 million of amortization, respectively.

Revenue by lifecycle solution area and offering type (Software and Services):

	For the three months ended
(in thousands)	November 30, 2025	% of total	November 30, 2024	% of total
Discovery	$1,322	15%	$1,284	12%
Development	7,231	82%	7,678	71%
Clinical Operations	300	3%	1,685	16%
Commercialization	30	—%	68	1%
Total Software	8,883	100%	10,715	100%

Discovery	35	—%	21	—%
Development	6,741	71%	6,243	76%
Commercialization	2,762	29%	1,945	24%
Total Services	9,538	100%	8,209	100%

Total	$18,421	100%	$18,924	100%
The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three months ended November 30, 2025, and November 30, 2024, were as follows:

(in thousands)	Three Months Ended
	November 30, 2025		November 30, 2024
	$	% of total	$	% of total
Americas	$13,445	73%	$14,469	76%
EMEA	3,135	17%	2,720	14%
Asia Pacific	1,841	10%	1,735	10%
Total	$18,421	100%	$18,924	100%
*Percentages may not add due to rounding
As of November 30, 2025 and November 30, 2024, substantially all of the Company's long-lived assets were located in the United States; long-lived assets located in any individual foreign country were not material.
NOTE 9 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.2 million and $0.2 million for the three months ended November 30, 2025, and November 30, 2024, respectively.
NOTE 10 - SUBSEQUENT EVENTS

Effective December 22, 2025, Dr. Lisa LaVange resigned from her position as a Director of the Board and Chair of the Nominating & Corporate Governance Committee. Dr. LaVange’s resignation was not a result of any disagreement with the Company on any matter relating to its operations, policies or practices.
On December 20, 2025, Dr. Daniel Weiner notified the Company of his intention resign from the Company’s Board of Directors effective as of December 31, 2025. His resignation was not a result of any disagreement with the Company on any matter relating to its operation, policies, or practices. He withdrew his resignation from the Board and the committees on which he serves on December 22, 2025, effective immediately. Accordingly, Dr. Weiner will continue to serve as Chair of the Board and as a member of both the Compensation Committee and the Audit Committee.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview

Our clients face many challenges. Developing new therapies is time-consuming and expensive, requiring an average of 10-15 years and an average cost of approximately $2.2 billion to develop a single drug. Drug sponsors must prioritize not only efficacy and safety of the drug, but also issues like drug-drug interactions, inclusion of patients representative of the indicated population, regulatory approvals, minimization of animal testing, safety and compliance during clinical trials, and commercial success. Our clients face many macro-economic issues including the current attention on global drug pricing resulting in temporary reduction in R&D spending on the part of pharmaceutical and biotech companies.

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

The Company is headquartered in Research Triangle Park, North Carolina, and has a European office in Paris, France. The Company has a remote work culture that supports employee work-life balance and minimizes its carbon footprint.

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
Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on December 1, 2025, and elsewhere in this document and in our other filings with the SEC.
Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.

Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Results of Operations
Comparison of Three Months Ended November 30, 2025, and November 30, 2024

(in thousands)	Three Months Ended		% of Revenue
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024	$ Change	% Change
Revenues
Software	$8,883	$10,715	48%	57%	$(1,832)	-17%
Services	9,538	8,209	52%	43%	1,329	16%
Total revenues	18,421	18,924	100%	100%	(503)	-3%
Cost of revenue
Software	1,412	2,638	8%	14%	(1,226)	-46%
Services	6,118	6,068	33%	32%	50	1%
Total cost of revenues	7,530	8,706	41%	46%	(1,176)	-14%
Gross profit	10,891	10,218	59%	54%	673	7%
Research and development	2,980	1,848	16%	10%	1,132	61%
Sales and marketing	3,179	2,851	17%	15%	328	12%
General and administrative	4,019	5,393	22%	28%	(1,374)	-25%
Total operating expenses	10,178	10,092	55%	53%	86	1%
Income from operations	713	126	4%	1%	587	466%
Other income, net	257	144	1%	1%	113	78%
Income before income taxes	970	270	5%	1%	700	259%
Income tax expense	(294)	(64)	-2%	0%	(230)	-359%
Net income	$676	$206	4%	1%	$470	228%
Revenues
Revenues decreased by $0.5 million, or 3%, to $18.4 million for the three months ended November 30, 2025, compared to $18.9 million for the three months ended November 30, 2024. This decrease is primarily due to a $1.8 million, or 17% decrease, in software-related revenue and a $1.3 million, or 16%, increase in service-related revenue when compared to the three months ended November 30, 2024. The software-related revenue decrease of $1.8 million, or 17%, compared to the three months ended November 30, 2024, was primarily due to a $1.4 million decline in revenue from Clinical Operations and a $0.4 million decline in revenue from Development. The service-related revenue increase of $1.3 million, or 16%, compared to the three months ended November 30, 2024, was primarily due to organic revenue growth of $0.8 million from Commercialization and $0.5 million from Development.
Cost of revenues
Cost of revenues decreased by $1.2 million, or 14%, for the three months ended November 30, 2025, compared to the three months ended November 30, 2024. This decrease is primarily due to a $1.2 million, or 46%, decrease in software-related cost and a $0.1 million, or 1%, decrease in service-related costs. The decrease reflects lower software-related costs, partially offset by higher services-related costs, consistent with the period’s revenue mix and delivery activity.
The software-related costs decrease of $1.2 million, or 46%, compared to the three months ended November 30, 2024, was primarily due to less amortization of $0.8 million as a result the of Pro-ficiency developed technology being impaired in the third quarter of fiscal year 2025 and lower capitalized software amortization costs of $0.1 million.
The service-related costs decreased $0.1 million, or 1%, compared to the three months ended November 30, 2024, was primarily due to a $0.3 million reclassification of certain costs from general, and administrative (“G&A”) to cost of revenues to better align expenses with service delivery, and higher pass-through costs billed to a customer of $0.7 million associated with specific client engagements. These increases were partially offset by lower compensation-related costs as a result of the approximately 11% headcount reduction implemented in the third quarter of fiscal year 2025.

Gross profit
Gross profit increased $1.5 million, or 15% to $10.9 million for the three months ended November 30, 2025, compared to $10.2 million for the three months ended November 30, 2024.
Software gross profit decreased by $0.6 million primarily due to lower software revenue, particularly in Clinical Operations and Development solutions, offset by lower software-related costs, including reduced amortization.
Services gross profit increased by $1.4 million, primarily due to higher services revenue driven by increased client services activity and headcount reduction implemented in the third quarter of fiscal 2025, partially offset by higher delivery costs, and higher pass-through costs on customer engagements.

Overall gross margin was 59% for the three months ended November 30, 2025, compared to 54% for the three months ended November 30, 2024, primarily from a decrease in software amortization and by the effect of pass-through costs associated with certain services engagements.

Research and development

We incurred $3.9 million of research and development costs during the three months ended November 30, 2025. Of this amount, $0.9 million was capitalized as part of capitalized software development costs, and $3.0 million was expensed. We incurred $2.6 million of research and development costs during the three months ended November 30, 2024. Of this amount, $0.7 million was capitalized, and $1.8 million was expensed. Research and development spend increased by $1.3 million, or 51%, for the three months ended November 30, 2025, compared to the three months ended November 30, 2024, reflecting higher investment in product and platform development activities, including continued enhancement and expansion of our software offerings and related capabilities. The increase was primarily attributable to higher personnel-related costs, consistent with increased efforts to support these development initiatives.
R&D spend as a percentage of revenue increased to 16% for the three months ended November 30, 2025, from 10% for the three months ended November 30, 2024 representing our continued investment in innovation for future growth. Total R&D cost (defined as capitalized R&D plus R&D expense) was 21% of revenue for the three months ended November 30, 2025, compared to 14% for the three months ended November 30, 2024.
Sales and marketing expenses
Sales and marketing expenses increased by $0.3 million, or 12%, to $3.2 million for the three months ended November 30, 2025, compared to $2.9 million for the three months ended November 30, 2024. Sales and marketing as a percentage of revenue increased to 17% for the three months ended November 30, 2025, from 15% for the three months ended November 30, 2024. The increase primarily reflected higher variable selling costs and customer-facing activities to support commercial execution and demand generation across our offerings.
General, and administrative expenses
G&A expenses decreased by $1.4 million, or 25%, to $4.0 million for the three months ended November 30, 2025, compared to $5.4 million for the three months ended November 30, 2024. G&A as a percentage of revenue decreased to 22% for the three months ended November 30, 2025, from 28% for the three months ended November 30, 2024. The decrease primarily reflected lower corporate support costs and reduced non-recurring spending. In addition, merger and acquisition-related costs decreased due to lower deal activity and associated professional fees in the current period. Facilities costs decreased as we continued to optimize our real estate footprint consistent with a remote-first operating model.
Other income
Total other income was $0.3 million for the three months ended November 30, 2025, compared to total other income of $0.1 million for the three months ended November 30, 2024. Interest income increased by $0.1 million due to higher balances of cash invested in interest-bearing accounts.
Income tax expense
The expense for income taxes was $0.3 million for the three months ended November 30, 2025, compared to $0.1 million for the three months ended November 30, 2024. The Company tax rate increased to 30.3% for the three months ended November 30, 2025, compared to 23.7% for the three months ended November 30, 2024. The income tax rate increase is primarily due to favorable discrete items recognized for the three month ended November 30, 2024 that did not recur for the three months ended November 30, 2025.
Liquidity and Capital Resources

Our principal sources of capital have been cash flows from our operations. We expect existing cash, cash equivalents, short-term investments, cash generated by1 ongoing operations, and working capital will be sufficient to fund our operating activities and cash commitments for investing and financing activities and material capital expenditures for the next 12 months and beyond.

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

Cash, Cash Equivalents, and Investments

At November 30, 2025, the Company had $30.2 million in cash and cash equivalents, $5.5 million in short-term investments, and net working capital of $47.8 million. Short-term investments consist of CD's and cash equivalents. The investments are U.S.-dollar-denominated securities.

Cash Flows

Operating Activities

Net cash provided by operating activities was $4.2 million for the three months ended November 30, 2025, compared to net cash used by operating activities of $1.3 million for the three months ended November 30, 2024. The $5.5 million improvement was driven primarily by a $5.8 million year-over-year improvement in working capital cash flows, largely reflecting lower variable compensation of $1.8 million in the prior period, a $2.0 million higher contribution from deferred revenue, reflecting higher billings collected in advance and timing of revenue recognition, and a $1.2 million improvement in accounts receivable cash usage due to the timing of billings and collections. These favorable changes were partially offset by a $1.7 million increase in prepaid expenses and other assets and a $0.3 million decrease in cash generated from operating results before working capital changes (defined as net (loss) income adjusted for non-working capital items).

Net cash used in operating activities was $1.3 million for the three months ended November 30, 2024. While we generated cash from operating results before working capital changes, working capital was a net use of cash, driven primarily by a $3.7 million increase in accounts receivable resulting from customer invoicing that occurred closer to quarter-end and the timing of collections, and a $4.1 million decrease in other liabilities, primarily reflecting cash payments of $1.8 million for variable compensation, $1.1 million of payments of accrued expenses, and one-time reorganization costs of $0.3 million. These uses of cash were partially offset by a $1.2 million increase in deferred revenue, reflecting customer billings collected in advance and timing of revenue recognition, a $0.5 million increase in accounts payable, and a $0.7 million decrease in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities during the three months ended November 30, 2025, was $4.9 million. Investing cash flows primarily reflect deployment and rebalancing of our short-term investment portfolio and capitalized software development to support product and platform enhancements. During the quarter, we invested $5.5 million in short-term investments as part of our treasury strategy to prudently invest excess cash while preserving liquidity and capital, and we incurred $0.9 million of capitalized computer software development costs to support ongoing product development and technology improvements. These uses of cash were partially offset by $1.5 million of maturities of short-term investments as securities matured in the normal course of portfolio management.

Net cash used in investing activities during the three months ended November 30, 2024, was $3.1 million. Investing cash flows primarily reflect deployment and rebalancing of our short-term investment portfolio, capitalized software development to support product and platform enhancements, and certain strategic investment and acquisition-related items. During the quarter, we invested $3.5 million in short-term investments as part of our treasury strategy to prudently invest excess cash while preserving liquidity and capital, and we incurred $0.6 million of capitalized computer software development costs to support ongoing product development and technology improvements. We also used cash for investing in intangible assets of $0.2 million, and a net working capital and excess cash settlement payment of $0.2 million related to the Pro-ficiency acquisition. These uses of cash were partially offset by $1.5 million of maturities of short-term investments as securities matured in the normal course of portfolio management.

Financing Activities

Net cash provided by financing activities during the three months ended November 30, 2025, was less than $0.1 million, consisting of proceeds from the exercise of stock options.

Net cash provided by financing activities during the three months ended November 30, 2024, was $0.3 million, primarily due to proceeds from the exercise of stock options.
Share Repurchases
For the three months ended November 30, 2025, and November 30, 2024, respectively, we did not repurchase any shares of Company stock. As of November 30, 2025, $30 million remains available for additional repurchases under our authorized repurchase program. However, we are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of further share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The share repurchase program has no expiration date but may be terminated at any time at our Board of Directors’ discretion.
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

Capitalized Computer Software Development Costs

Software development costs are capitalized in accordance with ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $0.9 million and $0.7 million for the three months ended November 30, 2025, and November 30, 2024, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products, not to exceed five years. Amortization of software development costs amounted to $0.7 million and $0.8 million, respectively, for the three months ended November 30, 2025, and November 30, 2024, respectively. We expect future amortization expense to vary due to variations in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of November 30, 2025, the Company determined that it had two reporting units - Software and Services.

As of November 30, 2025, the entire balance of goodwill was attributed to two of the Company's reporting units, Software and Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

No impairment losses were recorded during the three months ended November 30, 2025, and November 30, 2024, respectively.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation costs include the estimated grant-date fair value of awards amortized over the options’ vesting period. Stock-based compensation costs, not including shares issued to directors for services, were $1.5 million and $1.7 million, for the three months ended November 30, 2025, and November 30, 2024, respectively.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of November 30, 2025, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of November 30, 2025, that our disclosure controls and procedures were effective.
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

Item 1A.    Risk Factors
Please carefully consider the information set forth in this Quarterly Report and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; however, additional risks not currently known or currently material to us may also harm our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans

The adoption, modification or termination of contracts, instructions, or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the quarter ended November 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Walter Woltosz (1)	Director	Termination	07/17/2023	10/03/2025	560,000

(1) On October 3, 2025, the pre-arranged stock trading plan pursuant to Rule 10b5-1, adopted by Walter Woltosz and his spouse on July 17, 2023 (the “Expired Plan”), automatically terminated pursuant to its terms. The Expired Plan provided for the potential sale of up to 560,000 shares of Company common stock until October 3, 2025.

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
3.3
Certificate of Amendment to the Amended and Restated Bylaws of Simulations Plus, Inc., incorporated by reference to Appendix B to the Company’s Definitive Schedule 14A Proxy Statement filed December 31, 2018.

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

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Research Triangle Park, State of North Carolina, on January 9, 2026.

SIMULATIONS PLUS, INC.

Date:	January 9, 2026	By:	/s/ Will Frederick
Will Fredrick Executive Vice President and Chief Financial Officer (Principal financial officer)