Form 10-Q
period 2026-02-28
Simulations Plus, Inc.
filed 2026-04-10
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2026

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 31, 2026, was 20,205,482.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended February 28, 2026

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at February 28, 2026 and August 31, 2025	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended February 28, 2026 and February 28, 2025	4

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended February 28, 2026 and February 28, 2025	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2026 and February 28, 2025	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

	Signatures	38
PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per common share and common share data)	February 28, 2026	August 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$25,727	$30,853
Accounts receivable, net of allowance for credit losses of $73 and $187	18,170	9,717
Prepaid income taxes	669	1,777
Prepaid expenses and other current assets	6,885	7,702
Short-term investments	16,109	1,500
Total current assets	67,560	51,549
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $23,543 and $21,863	11,158	11,117
Property and equipment, net	752	880
Operating lease right-of-use assets	373	407
Intellectual property, net of accumulated amortization of $9,555 and $9,021	5,663	6,197
Other intangible assets, net of accumulated amortization of $4,904 and $4,399	11,327	11,896
Goodwill	43,717	43,717
Deferred tax assets, net	4,589	4,774
Other assets	1,345	1,399
Total assets	$146,484	$131,936
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$803	$470
Accrued compensation	4,398	2,010
Accrued expenses	1,474	1,343
Operating lease liability - current portion	138	206
Deferred revenue	5,530	2,696
Total current liabilities	12,343	6,725
Long-term liabilities
Operating lease liability - net of current portion	370	410
Total liabilities	12,713	7,135
Commitments and contingencies
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,205,482 and 20,137,480 shares issued and outstanding as of February 28, 2026, and August 31, 2025	20	20
Additional paid-in capital	163,176	159,416
Accumulated deficit	(29,153)	(34,364)
Accumulated other comprehensive loss	(272)	(271)
Total shareholders' equity	133,771	124,801
Total liabilities and shareholders' equity	$146,484	131,936
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per common share and common share data)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Revenues
Software	$14,635	$13,484	$23,518	$24,199
Services	9,656	8,948	19,194	17,157
Total revenues	24,291	22,432	42,712	41,356
Cost of revenues
Software	1,648	2,587	3,060	5,225
Services	6,500	6,718	12,618	12,786
Total cost of revenues	8,148	9,305	15,678	18,011
Gross profit	16,143	13,127	27,034	23,345
Operating expenses
Research and development	3,470	2,143	6,450	3,991
Sales and marketing	2,930	3,717	6,109	6,568
General and administrative	4,113	4,555	8,132	9,948
Total operating expenses	10,513	10,415	20,691	$20,507
Income from operations	5,630	2,712	6,343	2,838
Other income, net	256	796	513	940

Income before income taxes	5,886	3,508	6,856	3,778
Income tax expense	(1,351)	(434)	(1,645)	(498)
Net income	$4,535	$3,074	$5,211	$3,280

Earnings per share
Basic	$0.22	$0.15	$0.26	$0.16
Diluted	$0.22	$0.15	$0.26	$0.16

Weighted-average common shares outstanding
Basic	20,160	20,097	20,150	20,082
Diluted	20,243	20,277	20,232	20,262

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	11	(26)	5	(68)
Unrealized gains (losses) on available-for-sale securities	(6)	—	(6)	4
Comprehensive income	$4,540	$3,048	$5,210	$3,216
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except common share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of September 1, 2025	20,137,480	$20	$159,416	$(34,364)	$(271)	$124,801
Exercise of stock options	250	—	2	—	—	2
Stock-based compensation	—	—	1,490	—	—	1,490
Shares issued to Directors for services	8,855	—	150	—	—	150
Net income	—	—		676	—	676
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance as of November 30, 2025	20,146,585	$20	$161,058	$(33,688)	$(277)	$127,113

Exercise of stock options	51,793	—	474	—	—	474
Stock-based compensation	—	—	1,524	—	—	1,524
Shares issued to Directors for services	7,104	—	120	—	—	120
Net income	—	—	—	4,535	—	4,535
Other comprehensive income	—	—	—	—	5	5
Balance as of February 28, 2026	20,205,482	$20	$163,176	$(29,153)	$(272)	$133,771

(in thousands, except common share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of September 1, 2024	20,051,134	$20	$152,308	$30,354	$(251)	$182,431
Exercise of stock options	28,920	—	288	—	—	288
Stock-based compensation	—	—	1,673	—	—	1,673
Shares issued to Directors for services	4,960	—	135	—	—	135
Net income	—	—	—	206	—	206
Other comprehensive loss	—	—	—	—	(38)	(38)
Balance as of November 30, 2024	20,085,014	$20	$154,404	$30,560	$(289)	$184,695

Exercise of stock options	22,096	—	28	—	—	28
Stock-based compensation	—	—	1,642	$—	$—	1,642
Shares issued to Directors for services	3,935	—	135	—	—	135
Net income	—	—	—	3,074	—	3,074
Other comprehensive loss	—	—	—	—	(26)	(26)
Balance as of February 28, 2025	20,111,045	$20	$156,209	$33,634	$(315)	$189,548
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	February 28, 2026	February 28, 2025
Cash flows from operating activities
Net income	$5,211	$3,280
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,893	4,539
Change in fair value of contingent consideration	—	(640)
Discharge of holdback obligation related to Immunetrics acquisition	—	(224)
Amortization of investment premiums	(99)	(60)
Stock-based compensation	3,238	3,416
Deferred income taxes	185	(907)
Loss from disposal of assets	75	—
Currency translation adjustments	5	(68)
(Increase) decrease in
Accounts receivable	(8,453)	(7,357)
Prepaid income taxes	1,108	822
Prepaid expenses and other current assets	871	376
Increase (decrease) in
Accounts payable	333	604
Other liabilities	2,445	(736)
Deferred revenue	2,834	1,350
Net cash provided by operating activities	10,646	4,395

Cash flows from investing activities
Purchases of property and equipment	(46)	(152)
Purchase of short-term investments	(16,016)	(5,000)
Proceeds from maturities of short-term investments	1,500	3,620
Proceeds from sales of investments	—	995
Purchased intangibles	(11)	(342)
Net working capital & excess cash settlement - Pro-ficiency acquisition	—	(227)
Capitalized computer software development costs	(1,675)	(1,348)
Net cash used in investing activities	(16,248)	(2,454)

Cash flows from financing activities
Payments on contracts payable	—	(1,576)
Proceeds from the exercise of stock options	476	316
Net cash provided by (used in) financing activities	476	(1,260)

Net (decrease) increase in cash and cash equivalents	(5,126)	681
Cash and cash equivalents, beginning of period	$30,853	$10,311
Cash and cash equivalents, end of period	$25,727	$10,992

Supplemental disclosures of cash flow information
Income taxes paid	$352	$616
Non-cash investing and financing activities
Right of use assets capitalized	$—	$451
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended February 28, 2026, and February 28, 2025
NOTE 1 – DESCRIPTION OF BUSINESS
Simulations Plus, Inc. (the "Company", "we", "our") was incorporated in California on July 17, 1996. The Company is a global leader and premier provider in the biopharma sector, offering advanced software and consulting services that enhance drug discovery and development, clinical trial operations, and commercialization. The Company supports its clients across the drug development lifecycle from the early discovery through all phases of clinical research and development (“R&D”), including clinical operations, to product commercialization. The Company serves clients as a strategic partner throughout the entire drug development lifecycle, offering solutions that integrate scientific software platforms, artificial intelligence-augmented insights, and expert consulting. We believe this helps to optimize efficiency, costs, and time-to-market for our clients and enhances our competitive position.

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
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. Operating results for the interim period ended February 28, 2026, and 2025 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended August 31, 2025, and the notes thereto included in the Company’s Annual Report on Form 10-K.
Revenue Recognition
We generate revenue primarily from the sale of software licenses and by providing consulting services to the pharmaceutical industry in support of our clients' drug development and commercialization.

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
For certain software arrangements, the Company hosts the licenses on servers maintained by the Company. Revenue for those arrangements is accounted for as Software as a Service over the life of the contract. These arrangements account for less than 10% of software revenues of the Company.
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
The Company received assistance from domestic governmental agencies to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The grants awarded are currently set to expire at various dates through 2026. The Company recognized $0.1 million and $0.2 million for the three and six months ended February 28, 2026, and $0.2 million and $0.4 million for the three and six months ended February 28, 2025, respectively within Services revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income related to such assistance. Amounts that have been earned but not yet funded are included in accounts receivable. Computer equipment allowable by the grants is classified under fixed assets. Subawards due to unrelated entities are classified under accrued expenses.
Remaining Performance Obligations
As of February 28, 2026, remaining performance obligations were $19.8 million, of which 98% is expected to be recognized over the next twelve months, with the remainder expected to be recognized thereafter.
Disaggregation of Revenues

The components of revenue for the three and six months ended February 28, 2026, and February 28, 2025, respectively, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Software licenses
Point in time	$13,859	$12,412	$22,117	$22,531
Over time	776	1,072	1,401	1,668
Services
Over time	9,656	8,948	19,194	17,157
Total revenues	$24,291	$22,432	$42,712	$41,356
Contract Balances
Contract assets excluding accounts receivable balances as of February 28, 2026, and August 31, 2025, were $4.8 million and $4.9 million, respectively. This balance is included in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets.
During the three and six months ended February 28, 2026, the Company recognized $0.3 million and $2.0 million of revenue, respectively, that was included in contract liabilities as of August 31, 2025. During the three and six months ended February 28, 2025, the Company recognized $0.4 million and $1.9 million of revenue, respectively that was included in contract liabilities as of August 31, 2024.
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
The activity in the allowance for credit losses related to our accounts receivable is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Balance, beginning of period	$93	$145	$187	$149
Provision for credit losses	10	18	(84)	22
Write-offs	(30)	16	(30)	8
Balance, end of period	$73	$179	$73	$179

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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We reassess the appropriateness of that classification at each reporting date. During the three and six months ended February 28, 2026, all of our investments were classified as AFS or were term deposits. For the year ended August 31, 2025, we had no AFS investments.
Research & Development ("R&D") Capitalized Software Development Costs
R&D activities include both the enhancement of existing products and the development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with FASB ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, and R&D consulting, were $4.3 million and $8.2 million during the three and six months ended February 28, 2026, of which $0.8 million and $1.7 million, respectively, were capitalized. R&D expenditures during the three and six months ended February 28, 2025, were $2.9 million and $5.5 million, respectively, of which $0.8 million and $1.5 million, respectively, were capitalized.
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
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $0.9 million and $1.7 million, respectively, for the three and six months ended February 28, 2026, and $0.8 million and $1.6 million, respectively, for the three and six months ended February 28, 2025, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
The Company assesses capitalized computer software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
No impairment losses were recorded during the three and six months ended February 28, 2026, and February 28, 2025, respectively.

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
Depreciation expense for the three and six months ended February 28, 2026, was $0.1 million and $0.2 million, respectively. Depreciation expense for the three and six months ended February 28, 2025, was $0.1 million and $0.2 million, respectively.
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
Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment.
Below is a reconciliation of the changes in Goodwill carrying value per reportable segment for the six months ended February 28, 2026:

(in thousands)	Software	Services	Total
Balance, August 31, 2025	$21,801	$21,916	$43,717
Addition	—	—	—
Impairments	—	—	—
Balance, February 28, 2026	$21,801	$21,916	$43,717

The following table summarizes other intangible assets as of February 28, 2026:

(in thousands)	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Trade names	Indefinite	$6,950	$—	$6,950
Covenants not to compete	Straight line 2 to 3 years	53	53	—
Other internal use software	Straight line 3 to 13 years	655	137	518
Customer relationships	Straight line 8 to 14 years	6,668	4,105	2,561
ERP	Straight line 15 years	1,907	609	1,298
		$16,233	$4,904	$11,327
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
Total amortization expense for the three and six months ended February 28, 2026, was $0.3 million and $0.5 million, respectively. Total amortization expense for the three and six months ended February 28, 2025, was $0.3 million and $0.6 million, respectively.
The weighted-average amortization period for covenants not to compete is zero, other internal use software is 10.7 years, customer relationships is 7.3 years, and ERP is 10.8 years.

Estimated future amortization of finite-lived intangible assets for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of 2026	$478
2027	$840
2028	$693
2029	$372
2030	$372
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

The Company may also invest excess cash in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. In addition, under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. As of February 28, 2026, all investments were classified as short-term investments and cash equivalents.
The following tables summarize our short-term investments and cash equivalents as of February 28, 2026, and August 31, 2025:

	February 28, 2026
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Money Market	$12,558	$—	$—	$12,558
Term deposits (due within one year)	6,500	—	—	6,500
Corporate debt securities (due within one year)	10,615	—	(6)	10,609
Total Level 1	29,673	—	(6)	29,667
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total securities	$29,673	$—	$(6)	$29,667

	August 31, 2025
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$3,500	$—	$—	$3,500
Money Market	13,159	—	—	13,159
Total Level 1	16,659	—	—	16,659
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total securities	16,659	—	—	16,659

Accrued interest on term deposits was $0.1 million as of February 28, 2026 and less than $0.1 million as of August 31, 2025. These balances are included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

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

During the three months ended February 28, 2026, and February 28, 2025, the Company recognized a mergers and acquisitions benefit of zero and $0.1 million, respectively. During the six months ended February 28, 2026, and February 28, 2025, the Company recognized a mergers and acquisitions expense of zero and $0.1 million, respectively. The Company records mergers and acquisition expenses in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
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
The following table summarizes intellectual property as of February 28, 2026:

(in thousands)	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	$2,850	$2,769	$81
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	38	12
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,935	5,075
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	585	495
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	3,228	3,228	—
		$15,218	$9,555	$5,663

The following table summarizes intellectual property as of August 31, 2025:

(in thousands)	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	$2,850	$2,610	$240
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	36	14
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,670	5,340
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	477	603
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	3,228	3,228	—
		$15,218	$9,021	$6,197
Total amortization expense for intellectual property agreements was $0.3 million and $1.1 million for the three months ended February 28, 2026, and 2025, respectively, and $0.5 million and $2.2 million for the six months ended February 28, 2026, and 2025, respectively. The Company records these in Cost of revenues - software on the Condensed Consolidated Statements of Operations and Comprehensive Income.
Estimated future amortization of intellectual property for the next five fiscal years is as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of 2026	$459
2027	$744
2028	$699
2029	$526
2030	$524
Earnings per Share
We report earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and six months ended February 28, 2026, and February 28, 2025, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Numerator
Net income attributable to common shareholders	$4,535	$3,074	$5,211	$3,280

Denominator
Weighted-average number of common shares outstanding during the period	20,160	20,097	20,150	20,082
Dilutive effect of stock options	83	180	82	180
Common stock and common-stock equivalents used for diluted earnings per share	20,243	20,277	20,232	20,262
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718, Compensation - Stock Compensation. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, was $1.5 million and $1.6 million for the three months ended February 28, 2026, and February 28, 2025, respectively, and $3.0 million and $3.3 million for the six months ended February 28, 2026, and February 28, 2025, respectively.
For the three months ended February 28, 2026, and 2025, 288,941 and 2,500 shares, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended February 28, 2026, and 2025, 242,699 and 1,264 respectively, were not similarly excluded.
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
In December 2023, the FASB issued a new standard (ASU 2023-09) to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income-tax-related disclosures. The amendments will be effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt this standard prospectively beginning with its annual period ended August 31, 2026, and interim periods thereafter. The Company does not expect ASU 2023-09 to have a material effect on its consolidated financial statements as the additional incremental disclosures information is available to the Company.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU also provides non-public entities with an accounting policy election. The ASU will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate this having a material impact to our consolidated financial statements or disclosure.

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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), to provide guidance on how business entities recognize, measure, and present government grants received. The effective date for this standard is for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU may be applied using a modified prospective, modified retrospective, or retrospective approach. We are currently evaluating the impact that the adoption of this ASU will have on our interim and consolidated financial statements.
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
NOTE 3 – OTHER INCOME
The components of other income for the three and six months ended February 28, 2026, and February 28, 2025, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Interest income	$288	$154	$555	$313
Change in fair valuation of contingent consideration	—	640	—	640
Gain (loss) on currency exchange	(32)	2	(42)	(13)
Total other income	$256	$796	$513	$940

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

We recorded an income tax expense of $1.4 million related to income before taxes of $5.9 million for the three months ended February 28, 2026, and an income tax expense of $1.6 million related to income before taxes of $6.9 million for the six months ended February 28, 2026. We recorded an income tax expense of $0.4 million related to income before taxes of $3.5 million for the three months ended February 28, 2025, and an income tax expense of $0.5 million related to income before taxes of $3.8 million for the six months ended February 28, 2025. The income tax rate for the three and six months ended February 28, 2026, was 23% and 24%, respectively. The income tax rate for the three and six months ended February 28, 2025, was 12% and 13%, respectively. The increase in the tax rate is primarily due to the result of a favorable discrete item in the prior year that did not recur in the current year, a less favorable jurisdictional mix of earnings between the U.S. and France, increased unfavorable Global Intangible Low-Taxed Income ("GILTI") impacts driven by higher French taxable income, and a lower Foreign-Derived Intangible Income ("FDII") benefit. In addition, certain items affecting the current-year effective tax rate relate to accelerated deductions elected under the One Big Beautiful Bill Act ("OBBBA"). These deductions are expected to be favorable to cash flows as they accelerate the timing of tax benefits and reduce near-term cash tax payments.
Litigation

We are not a party to any legal proceedings and are not aware of any pending or threatened legal proceedings of any kind.
NOTE 5 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of the Company's common stock outstanding for the three and six months ended February 28, 2026, and February 28, 2025, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Common stock outstanding, beginning of period	20,146	20,085	20,137	20,051
Common stock issued during the period	59	26	68	60
Common stock outstanding, end of period	20,205	20,111	20,205	20,111
NOTE 6 – STOCK OWNERSHIP PLANS
The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts)
Activity for the six months ended February 28, 2026	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2025	1,924	$36.98	6.52 years
Granted	692	16.02
Exercised	(65)	9.71
Canceled/Forfeited	(111)	28.07
Outstanding, February 28, 2026	2,440	$32.16	7.21 years
Vested and Exercisable, February 28, 2026	1,117	$38.57	5.40 years
Vested and Expected to Vest, February 28, 2026	2,283	$32.83	7.08 years
The total grant-date fair value of nonvested stock options as of February 28, 2026, was $18.0 million and is amortizable over a weighted-average period of 3.0 years.
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
The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the six months ended February 28, 2026, and for the fiscal year ended August 31, 2025:

(in thousands, except weighted-average amounts)	Six Months Ended February 28, 2026	Fiscal Year 2025
Estimated fair value of awards granted	$6,187	$6,597
Unvested forfeiture rate	6.94%	6.29%
Weighted-average grant price	$16.02	$32.01
Weighted-average market price	$16.02	$32.01
Weighted-average volatility	52.29%	47.03%
Weighted-average risk-free rate	3.67%	3.95%
Weighted-average dividend yield	0.00%	0.00%
Weighted-average expected life	6.60 years	6.61 years
The exercise prices for the options outstanding at February 28, 2026, ranged from $10.05 to $66.14 per share, and the information relating to these options is as follows:
(in thousands except prices and weighted-average amounts)

Exercise Price Per Share		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$10.05	$17.12	811	8.34 years	$15.16	120	0.99 years	$10.07
$19.81	$33.29	442	7.02 years	$30.81	201	5.08 years	$28.61
$34.23	$46.09	955	6.84 years	$41.35	593	6.56 years	$41.34
$47.88	$66.14	232	5.16 years	$56.25	203	4.94 years	$57.17
		2,440	7.20 years	$32.11	1,117	5.37 years	$38.42

During the three and six months ended February 28, 2026, we issued 7,104 and 15,959 shares of stock valued at $0.1 million and $0.3 million, respectively, and during the three and six months ended February 28, 2025, we issued 3,935 and 8,895 shares of stock valued at $0.1 million and $0.3 million, respectively, to our nonmanagement directors as compensation for board-related duties.
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
Revenue concentration shows that international sales accounted for 30% and 26% of revenue for the six months ended February 28, 2026, and February 28, 2025, respectively. Our three largest customers in terms of revenue accounted for 9%, 5%, and 3% of total revenues, respectively, for the six months ended February 28, 2026. Our three largest customers in terms of revenue accounted for 7%, 6%, and 4% of total revenues, respectively, for the six months ended February 28, 2025.
Accounts-receivable concentrations show that our three largest customers in terms of accounts receivable each comprised between 6% and 9% of accounts receivable as of February 28, 2026; our three largest customers in terms of accounts receivable comprised between 4% and 13% of accounts receivable as of February 28, 2025.
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

There are no differences in measurement between the segment profit measure used by CODM and condensed consolidated income before income taxes. The following schedule reconciles the total of reportable segments’ gross profit and significant expenses to consolidated income before income taxes for the three and six months ended February 28, 2026, and February 28, 2025, respectively.

	Three Months Ended February 28, 2026			Six Months Ended February 28, 2026
(in thousands)	Software	Services	Total	Software	Services	Total
Revenue	$14,635	$9,656	$24,291	$23,518	$19,194	$42,712
Less:
Cost of revenue (1)	1,648	6,500	8,148	3,060	12,618	15,678
Gross Profit	12,987	3,156	16,143	20,458	6,576	27,034
Gross Margin	89%	33%	66%	87%	34%	63%
Less:
Research and Development			3,470			6,450
Sales and Marketing			2,930			6,109
General and administrative (2)			4,113			8,132
Income from operations			5,630			6,343
Add:
Interest income and other, net			288			555
Loss on currency exchange			(32)			(42)
Income before income taxes			$5,886			$6,856
(1) Cost of revenue for the three and six months ended February 28, 2026, includes $1.2 million and $2.2 million, respectively of amortization within our Software reportable segment.
(2) General and administrative for the three and six months ended February 28, 2026, includes $0.1 million and $0.2 million of depreciation and $0.3 million and $0.5 million of amortization, respectively.

	Three Months Ended February 28, 2025			Six Months Ended February 28, 2025
(in thousands)	Software	Services	Total	Software	Services	Total
Revenue	$13,484	$8,948	$22,432	$24,199	$17,157	$41,356
Less:
Cost of revenue (1)	2,587	6,718	9,305	5,225	12,786	18,011
Gross Profit	10,897	2,230	13,127	18,974	4,371	23,345
Gross Margin	81%	25%	59%	78%	25%	56%
Less:
Research and Development			2,143			3,991
Sales and Marketing			3,717			6,568
General and administrative (2)			4,555			9,948
Income from operations			2,712			2,838
Add:
Interest income and other, net			154			313
Change in value of contingent consideration			640			640
Income (loss) on currency exchange			2			(13)
Income before income taxes			$3,508			$3,778
(1) Cost of revenue for the three and six months ended February 28, 2025, includes $1.9 million and $3.7 million, respectively of amortization within our Software reportable segment.

(2) General and administrative for the three and six months ended February 28, 2025, includes $0.1 million and $0.2 million of depreciation and $0.3 million and $0.6 million of amortization, respectively.

Revenue by lifecycle solution area and offering type (Software and Services):

	For the three months ended
(in thousands)	February 28, 2026	% of total*	February 28, 2025	% of total
Discovery	$2,734	19%	$2,316	17%
Development	11,453	78%	10,207	76%
Clinical Operations	415	3%	894	7%
Commercialization	33	—%	67	—%
Total Software	14,635	100%	13,484	100%

Discovery	—	—%	28	—%
Development	7,411	77%	6,641	74%
Commercialization	2,245	23%	2,279	25%
Total Services	9,656	100%	8,948	100%

Total	$24,291	100%	$22,432	100%

	For the six months ended
(in thousands)	February 28, 2026	% of total*	February 28, 2025	% of total
Discovery	$4,056	17%	$3,603	15%
Development	18,684	80%	17,882	74%
Clinical Operations	715	3%	2,579	10%
Commercialization	63	—%	135	1%
Total Software	23,518	100%	24,199	100%

Discovery	35	—%	50	—%
Development	14,152	74%	12,883	75%
Clinical Operations	—	—%	—	—%
Commercialization	5,007	26%	4,224	25%
Total Services	19,194	100%	17,157	100%

Total	$42,712	100%	$41,356	100%
*Percentages may not add due to rounding
The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three and six months ended February 28, 2026, and February 28, 2025, were as follows:

(in thousands)	Three Months Ended
	February 28, 2026		February 28, 2025
	$	% of total*	$	% of total
Americas	$16,578	68%	$16,112	72%
EMEA	5,957	25%	4,806	21%
Asia Pacific	1,756	7%	1,514	7%
Total	$24,291	100%	$22,432	100%

(in thousands)	Six Months Ended
	February 28, 2026		February 28, 2025
	$	% of total*	$	% of total
Americas	$30,023	70%	$30,581	74%
EMEA	9,092	21%	7,526	18%
Asia Pacific	3,597	8%	3,249	8%
Total	$42,712	100%	$41,356	100%
*Percentages may not add due to rounding
As of February 28, 2026, and February 28, 2025, substantially all of the Company's long-lived assets were located in the United States; long-lived assets located in any individual foreign country were not material.
NOTE 9 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.3 million and $0.5 million for the three and six months ended February 28, 2026. We contributed $0.3 million and $0.5 million for the three and six months ended February 28, 2025, respectively.
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

Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Results of Operations
Comparison of Three Months Ended February 28, 2026, and February 28, 2025

(in thousands)	Three Months Ended		% of Revenue
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025	$ Change	% Change
Revenues
Software	$14,635	$13,484	60%	60%	$1,151	9%
Services	9,656	8,948	40%	40%	708	8%
Total revenues	24,291	22,432	100%	100%	1,859	8%
Cost of revenue
Software	1,648	2,587	7%	12%	(939)	-36%
Services	6,500	6,718	27%	30%	(218)	-3%
Total cost of revenues	8,148	9,305	34%	41%	(1,157)	-12%
Gross profit	16,143	13,127	66%	59%	3,016	23%
Research and development	3,470	2,143	14%	10%	1,327	62%
Sales and marketing	2,930	3,717	12%	17%	(787)	-21%
General and administrative	4,113	4,555	17%	20%	(442)	-10%
Total operating expenses	10,513	10,415	43%	46%	98	1%
Income from operations	5,630	2,712	23%	12%	2,918	108%
Other income, net	256	796	1%	4%	(540)	-68%
Income before income taxes	5,886	3,508	24%	16%	2,378	68%
Income tax expense	(1,351)	(434)	-6%	-2%	(917)	211%
Net income	$4,535	$3,074	19%	14%	$1,461	48%
Revenues
Revenues increased by $1.9 million, or 8%, to $24.3 million for the three months ended February 28, 2026, compared to $22.4 million for the three months ended February 28, 2025. This increase is primarily due to a $1.2 million, or 9% increase, in software-related revenue and a $0.7 million, or 8%, increase in service-related revenue when compared to the three months ended February 28, 2025. The software-related revenue increase of $1.2 million, or 9%, compared to the three months ended February 28, 2025, was primarily due to a $1.2 million increase in revenue from Development solutions, $0.4 million increase in revenue from Discovery solutions, partially offset by a $0.5 million decline in revenue from Clinical Operations solutions. The service-related revenue increase of $0.7 million, or 8%, compared to the three months ended February 28, 2025, was primarily due to organic revenue growth of $0.8 million from Development solutions.
Cost of revenues
Cost of revenues decreased by $1.2 million, or 12%, for the three months ended February 28, 2026, compared to the three months ended February 28, 2025. This decrease is primarily due to a $0.9 million, or 36%, decrease in software-related costs, partially offset by a $0.2 million, or 3%, increase in service-related costs.
The software-related costs decrease of $0.9 million, or 36%, compared to the three months ended February 28, 2025, was primarily due to less amortization of $0.8 million following the impairment of the Pro-ficiency developed technology in the third quarter of fiscal 2025.
The service-related costs increased $0.2 million, or 3%, compared to the three months ended February 28, 2025; the increase was primarily due to higher fulfillment costs associated with increased client services activity. The modest increase in service-related costs relative to revenue growth also reflected improved operating efficiency from headcount reductions implemented in the third quarter of fiscal 2025, and organizational changes that shifted certain internal resources from supporting services to research and development.

Gross profit
Gross profit increased $3.0 million, or 23% to $16.1 million for the three months ended February 28, 2026, compared to $13.1 million for the three months ended February 28, 2025. This increase was primarily driven by higher revenues, lower software-related costs, organizational changes that shifted certain internal resources from supporting services to research and development, improved billable utilization, and higher average yields.
Software gross profit increased by $2.1 million to 89% gross margin compared to 81% gross margin for the three months ended February 28, 2025. This improvement was primarily driven by increased software-related revenue, particularly from Development and Discovery solutions, and lower software-related costs, largely reflecting reduced amortization expense following the impairment of the Pro-ficiency developed technology in the third quarter of fiscal 2025.
Services gross profit increased by $0.9 million to 33% gross margin compared to 25% gross margin for the three months ended February 28, 2025. The increase was primarily attributable to higher services revenue from increased client services activity within Development solutions, as well as improved operating efficiency driven by headcount reductions implemented in the third quarter of fiscal 2025, organizational changes that shifted certain internal resources from supporting services to research and development, higher billable utilization, and higher average yields.

Overall gross margin was 66% for the three months ended February 28, 2026, compared to 59% for the three months ended February 28, 2025, primarily due to higher software and services revenues, lower software amortization expense, organizational changes that shifted certain internal resources from supporting services to research and development, higher billable utilization, and higher average yields.

Research and development

We incurred $4.3 million of research and development costs during the three months ended February 28, 2026. Of this amount, $0.8 million was capitalized as part of capitalized software development costs, and $3.5 million was expensed. We incurred $2.9 million of research and development costs during the three months ended February 28, 2025. Of this amount, $0.8 million was capitalized, and $2.1 million was expensed. Research and development spend increased by $1.3 million, or 46%, for the three months ended February 28, 2026, compared to the three months ended February 28, 2025, representing our continued investment in innovation for future growth, including the development of an integrated, cloud-enabled modeling ecosystem that connects our validated scientific engines with AI-driven capabilities and workflow automation across the drug development lifecycle. The increase was primarily attributable to higher personnel-related costs, including organizational changes that shifted certain internal resources from supporting services to research and development, as well as increased efforts to support these development initiatives.
R&D spend as a percentage of revenue increased to 14% for the three months ended February 28, 2026, from 10% for the three months ended February 28, 2025, representing our continued investment in innovation for future growth. Total R&D cost (defined as capitalized R&D plus R&D expense) was 18% of revenue for the three months ended February 28, 2026, compared to 13% for the three months ended February 28, 2025.
Sales and marketing expenses
Sales and marketing expenses decreased by $0.8 million, or 21%, to $2.9 million for the three months ended February 28, 2026, compared to $3.7 million for the three months ended February 28, 2025. Sales and marketing as a percentage of revenue, decreased to 12% for the three months ended February 28, 2026, from 17% for the three months ended February 28, 2025. The decrease is attributable to the headcount reduction implemented in the third quarter of fiscal 2025.
General, and administrative expenses
G&A expenses decreased by $0.4 million, or 10%, to $4.1 million for the three months ended February 28, 2026, compared to $4.6 million for the three months ended February 28, 2025. G&A as a percentage of revenue decreased to 17% for the three months ended February 28, 2026, from 20% for the three months ended February 28, 2025. The decrease primarily reflected lower corporate support costs and reduced non-recurring spending.
Other income
Total other income was $0.3 million for the three months ended February 28, 2026, compared to total other income of $0.8 million for the three months ended February 28, 2025. Interest income increased by $0.1 million due to higher balances of cash invested in interest-bearing accounts. For the three months ended February 28, 2025, the Company recognized $0.6 million gain on the change in fair value of contingent consideration related to the Immunetrics holdback liability, which was settled.
Income tax expense
The expense for income taxes was $1.4 million for the three months ended February 28, 2026, compared to $0.4 million for the three months ended February 28, 2025. The Company tax rate increased to 23% for the three months ended February 28, 2026, compared to 12% for the three months ended February 28, 2025. The increase in the tax rate is primarily due to the result of a favorable discrete item in the prior year that did not recur in the current year, a less favorable jurisdictional mix of earnings between the U.S. and France, increased unfavorable Global Intangible Low-Taxed Income ("GILTI") impacts driven by higher French taxable income, and a lower Foreign-Derived Intangible Income ("FDII") benefit. In addition, certain items affecting the current-year effective tax rate relate to accelerated deductions elected under the One Big Beautiful Bill Act ("OBBBA"). These deductions are expected to be favorable to cash flows as they accelerate the timing of tax benefits and reduce near-term cash tax payments.

Results of Operations
Comparison of Six Months Ended February 28, 2026, and February 28, 2025

(in thousands)	Six Months Ended		% of Revenue
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025	$ Change	% Change
Revenue
Software	$23,518	$24,199	55%	59%	$(681)	-3%
Services	19,194	17,157	45%	41%	2,037	12%
Total revenues	42,712	41,356	100%	100%	1,356	3%
Cost of revenue
Software	3,060	5,225	7%	13%	(2,165)	-41%
Services	12,618	12,786	30%	31%	(168)	-1%
Total cost of revenues	15,678	18,011	37%	44%	(2,333)	-13%
Gross profit	27,034	23,345	63%	56%	3,689	16%
Research and development	6,450	3,991	15%	10%	2,459	62%
Sales and marketing	6,109	6,568	14%	16%	(459)	-7%
General and administrative	8,132	9,948	19%	24%	(1,816)	-18%
Total operating expenses	20,691	20,507	48%	50%	184	1%
Income from operations	6,343	2,838	15%	7%	3,505	124%
Other income, net	513	940	1%	2%	(427)	-45%
Income before income taxes	6,856	3,778	16%	9%	3,078	81%
Income tax expense	(1,645)	(498)	-4%	-1%	(1,147)	230%
Net income	$5,211	$3,280	12%	8%	$1,931	59%

Revenues

Revenues increased by $1.4 million, or 3%, to $42.7 million for the six months ended February 28, 2026, compared to $41.4 million for the six months ended February 28, 2025. This increase is primarily due to a $2.0 million, or 12%, increase in service-related revenue and a $0.7 million, or 3%, decrease in software-related revenue when compared to the six months ended February 28, 2025. The service-related revenue increase of $2.0 million, or 12%, compared to the six months ended February 28, 2025, was primarily due to organic revenue growth within Development solutions of $1.3 million and Commercialization solutions of $0.8 million. The software-related revenue decrease of $0.7 million, or 3%, compared to the six months ended February 28, 2025, was primarily due to Clinical Operations solutions revenue decline of $1.9 million, partially offset by revenue growth of $0.8 million and $0.5 million within Development solutions and Discovery solutions, respectively.
Cost of revenues
Cost of revenues decreased by $2.3 million, or 13%, for the six months ended February 28, 2026, compared to the six months ended February 28, 2025. This decrease is primarily due to a $2.2 million or 41% decrease in software-related costs and a $0.2 million or 1% increase in service-related costs.
The software-related costs decrease of $2.2 million or 41%, compared to the six months ended February 28, 2025, was attributable to $1.6 million less amortization of acquired technology from the Pro-ficiency as the balances were impaired in the third quarter of fiscal 2025.
The service-related costs increase of $0.2 million or 1%, compared to the six months ended February 28, 2025. The increase in service-related costs was primarily due to higher fulfillment costs associated with increased client services activity. The modest increase in service-related costs relative to service-related revenue growth reflected improved operating efficiency resulting from headcount reductions implemented in the third quarter of fiscal 2025, organizational changes that shifted certain internal resources from supporting services to research and development.
Gross profit
Gross profit increased to $27.0 million or 63% gross margin for the six months ended February 28, 2026, compared to $23.3 million or 56% gross margin for the six months ended February 28, 2025. The increase was primarily attributable to higher service-related revenues, lower software-related costs, organizational changes that shifted certain internal resources from supporting services to research and development, and improved operating efficiency.
Software gross profit increased by $1.5 million, and software gross margin increased to 87% for the six months ended February 28, 2026, compared to 78% for the six months ended February 28, 2025. This improvement was primarily due to lower software-related costs, largely reflecting reduced amortization expense following the impairment of the Pro-ficiency acquired technology in the third quarter of fiscal 2025, partially offset by lower software-related revenue driven primarily by a decline in Clinical Operations solutions revenue.
Services gross profit increased by $2.2 million, and services gross margin increased to 34% for the six months ended February 28, 2026, compared to 25% for the six months ended February 28, 2025. This improvement was primarily due to higher service-related revenue from organic growth within Development solutions and Commercialization solutions, together with improved operating efficiency resulting from headcount reductions implemented in the third quarter of fiscal 2025 and organizational changes that shifted certain internal resources from supporting services to research and development.
Overall gross margin increased to 63% for the six months ended February 28, 2026, compared to 56% for the six months ended February 28, 2025, primarily due to higher service-related revenues, lower software amortization expense, organizational changes that shifted certain internal resources from supporting services to research and development, and improved operating efficiency.
Research and development

We incurred $8.2 million of research and development costs during the six months ended February 28, 2026. Of this amount, $1.7 million was capitalized as part of capitalized software development costs and $6.5 million was expensed. We incurred $5.5 million of research and development costs during the six months ended February 28, 2025. Of this amount, $1.5 million was capitalized and $4.0 million was expensed. Research and development spend increased by $2.7 million, or 48%, for the six months ended February 28, 2026, compared to the six months ended February 28, 2025, reflecting higher investment in product and platform development activities, including continued enhancement and expansion of our software offerings and related capabilities. The increase was primarily attributable to higher personnel-related costs, including organizational changes that shifted certain internal resources from supporting services to research and development, as well as increased efforts to support these development initiatives.
R&D spend as a percentage of revenue increased to 15% for the six months ended February 28, 2026, from 10% for the six months ended February 28, 2025, representing our continued investment in innovation for future growth, including the development of an integrated, cloud-enabled modeling ecosystem that connects our validated scientific engines with AI-driven capabilities and workflow automation across the drug development lifecycle. Total R&D cost (defined as capitalized R&D plus R&D expense) was 18% of revenue for the six months ended February 28, 2026, compared to 13% for the six months ended February 28, 2025.
Sales and marketing expenses
Sales and marketing expenses decreased by $0.5 million, or 7%, to $6.1 million for the six months ended February 28, 2026, compared to $6.6 million for the six months ended February 28, 2025. The decrease is attributable to $0.4 million lower compensation cost from the headcount reduction implemented in the third quarter of fiscal 2025, offset by $0.3 million of higher variable selling costs and customer-facing activities to support commercial execution and demand generation across our offerings.
General, and administrative expenses
General and administrative (“G&A”) expenses decreased by $1.8 million, or 18%, to $8.1 million for the six months ended February 28, 2026, compared to $9.9 million for the six months ended February 28, 2025. The decrease primarily reflected lower corporate support costs and reduced non-recurring spending. In addition, merger-and-acquisition-related costs decreased due to lower deal activity and associated professional fees in the current period. Facilities costs decreased as we continued to optimize our real estate footprint consistent with a remote-first operating model.
Other income
Total other income was $0.5 million for the six months ended February 28, 2026, compared to total other income of $0.9 million for the six months ended February 28, 2025. The decrease is attributable to a $0.6 million decrease in the fair value of the Immunetrics earnout liability in the prior period, as no earnout payment was anticipated related to the second earnout measurement period, this was partially offset by increased interest income of $0.2 million due to higher balances of cash invested in interest-bearing accounts.
Income tax expense
The expense for income taxes was $1.6 million for the six months ended February 28, 2026, compared to $0.5 million for the six months ended February 28, 2025. The Company tax rate increased to 24% for the six months ended February 28, 2026, compared to 13% for the six months ended February 28, 2025. The increase in the tax rate is primarily due to the result of a favorable discrete item in the prior year that did not recur in the current year, a less favorable jurisdictional mix of earnings between the U.S. and France, increased unfavorable Global Intangible Low-Taxed Income ("GILTI") impacts driven by higher French taxable income, and a lower Foreign-Derived Intangible Income ("FDII") benefit. In addition, certain items affecting the current-year effective tax rate relate to accelerated deductions elected under the One Big Beautiful Bill Act ("OBBBA"). These deductions are expected to be favorable to cash flows as they accelerate the timing of tax benefits and reduce near-term cash tax payments.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from our operations. We expect existing cash, cash equivalents, short-term investments, cash generated by ongoing operations, and working capital will be sufficient to fund our operating activities and cash commitments for investing and financing activities and material capital expenditures for the next 12 months.

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

Cash, Cash Equivalents, and Investments

At February 28, 2026, the Company had $25.7 million in cash and cash equivalents, $16.1 million in short-term investments, and net working capital of $55.2 million. Short-term investments consist of CD's, corporate bonds, and cash equivalents. The investments are U.S.-dollar-denominated securities.

Cash Flows

Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions (recoveries) for credit losses, depreciation and amortization, stock-based compensation, deferred taxes, and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities was $10.6 million for the six months ended February 28, 2026, compared to $4.4 million for the six months ended February 28, 2025. The $6.3 million improvement was driven primarily by an increase in cash-adjusted net income, an increase in deferred revenue and a decrease in cash outflow in other liabilities, partially offset by an increase in accounts receivable.

Investing Activities

Net cash used in investing activities during the six months ended February 28, 2026, was $16.2 million, compared to $2.5 million during the six months ended February 28, 2025. The increase of $13.8 million primarily reflects deployment and rebalancing of our short-term investment portfolio and capitalized software development to support product and platform enhancements. During the six months ended February 28, 2026, we invested $16.0 million in short-term investments as part of our treasury strategy to prudently invest excess cash while preserving liquidity and capital, and we incurred $1.7 million of capitalized computer software development costs to support ongoing product development and technology improvements. These uses of cash were partially offset by $1.5 million of maturities of short-term investments as securities matured in the normal course of portfolio management.

Financing Activities

Net cash provided by financing activities during the six months ended February 28, 2026, was $0.5 million, compared to cash used in financing activities of $1.3 million for the six months ended February 28, 2025. The increase of $1.7 million was attributable to cash settlement of $1.6 million from the holdback obligations related to the Immunetrics acquisition and an increase in proceeds from the exercise of stock options.

Share Repurchases

For the three and six months ended February 28, 2026, and February 28, 2025, respectively, we did not repurchase any shares of Company stock. As of February 28, 2026, $30 million remains available for additional repurchases under our authorized repurchase program. However, we are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of further share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The share repurchase program has no expiration date but may be terminated at any time at our Board of Directors’ discretion.
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

Capitalized Computer Software Development Costs

Software development costs are capitalized in accordance with ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $0.8 million and $0.8 million for the three months ended February 28, 2026, and February 28, 2025, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products, not to exceed five years. Amortization of software development costs amounted to $0.9 million and $0.8 million, respectively, for the three months ended February 28, 2026, and February 28, 2025, respectively and $1.7 million and $1.6 million, respectively, for the six months ended February 28, 2026, and February 28, 2025. We expect future amortization expense to vary due to variations in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of February 28, 2026, the Company determined that it had two reporting units - Software and Services.

As of February 28, 2026, the entire balance of goodwill was attributed to both of the Company's reporting units, Software and Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

No impairment losses were recorded during the three and six months ended February 28, 2026, and February 28, 2025, respectively.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation costs include the estimated grant-date fair value of awards amortized over the options’ vesting period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, was $1.5 million and $1.6 million for the three months ended February 28, 2026, and February 28, 2025, respectively, and $3.0 million and $3.3 million for the six months ended February 28, 2026, and February 28, 2025, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of February 28, 2026, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of February 28, 2026, that our disclosure controls and procedures were effective.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans

The adoption, modification or termination of contracts, instructions, or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the quarter ended February 28, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Walter Woltosz (1)	Director	Adoption	12/04/2025	02/03/2028	360,000
John DiBella (2)	Chief Revenue Officer	Adoption	01/14/2026	04/30/2027	10,000
Jill Fiedler-Kelly (3)	President, Services Solutions	Adoption	02/09/2026	02/15/2027	9,400

(1) On December 4, 2025, Walter Woltosz and his spouse entered into a Plan, which provides for the potential sale of up to 360,000 shares of Company common stock. The Plan expires on February 3, 2028, or upon the earlier upon completion or expiration of all transactions subject to the Plan.

(2) On January 14, 2026, John DiBella entered into a new Plan, which provides for the potential sale of up to 10,000 shares of Company common stock. The new plan expires on April 30, 2027, or upon the earlier completion of all authorized transactions under the Plan.

(3) On February 9, 2026, Jill Fiedler-Kelly entered into a Plan, which provided for the potential exercise of vested stock options and the associated sale of up to 9,400 shares of Company common stock underlying such options. The Plan expires on February 15, 2027, or upon the earlier completion or expiration of all transactions subject to the Plan.

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

Item 6.    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1†	Third Amendment to 2021 Equity Incentive Plan, dated February 12, 2026, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 12, 2026.
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments).
_____________________________

*	Filed herewith.
**	Furnished herewith.
***	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
†	Refers to management contracts or compensatory plans or arrangements.

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Research Triangle Park, State of North Carolina, on April 10, 2026.

SIMULATIONS PLUS, INC.

Date:	April 10, 2026	By:	/s/ Will Frederick
Will Frederick Executive Vice President and Chief Financial Officer (Principal financial officer)