Form 10-Q
period 2026-05-31
Simulations Plus, Inc.
filed 2026-07-09
CIK 1023459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2026

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number: 001-32046
Simulations Plus, Inc.
(Name of registrant as specified in its charter)

California	95-4595609
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
600 Park Offices Drive Suite 300 #4134
Durham, NC 27713
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 30, 2026, was 20,224,838.

Simulations Plus, Inc.
FORM 10-Q
For the Quarterly Period Ended May 31, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Condensed Consolidated Financial Statements

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per common share and common share data)	May 31, 2026	August 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$35,324	$30,853
Accounts receivable, net of allowance for credit losses of $59 and $187	17,202	9,717
Prepaid income taxes	263	1,777
Prepaid expenses and other current assets	7,670	7,702
Short-term investments	14,666	1,500
Total current assets	75,125	51,549
Long-term assets
Capitalized computer software development costs, net of accumulated amortization of $24,187 and $21,863	11,203	11,117
Property and equipment, net	513	880
Operating lease right-of-use assets	395	407
Intellectual property, net of accumulated amortization of $9,822 and $9,021	5,396	6,197
Other intangible assets, net of accumulated amortization of $5,127 and $4,399	11,074	11,896
Goodwill	43,717	43,717
Deferred tax assets, net	4,168	4,774
Other assets	1,385	1,399
Total assets	$152,976	$131,936
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,234	$470
Accrued compensation	4,888	2,010
Accrued expenses	1,054	1,343
Operating lease liability - current portion	112	206
Deferred revenue	5,278	2,696
Total current liabilities	13,566	6,725
Long-term liabilities
Operating lease liability - net of current portion	375	410
Total liabilities	13,941	7,135
Commitments and contingencies
Shareholders' equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,216,438 and 20,137,480 shares issued and outstanding as of May 31, 2026, and August 31, 2025	20	20
Additional paid-in capital	164,863	159,416
Accumulated deficit	(25,578)	(34,364)
Accumulated other comprehensive loss	(270)	(271)
Total shareholders' equity	139,035	124,801
Total liabilities and shareholders' equity	$152,976	131,936
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per common share and common share data)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Revenues
Software	$12,608	$12,615	$36,126	$36,814
Services	9,278	7,748	28,472	24,905
Total revenues	21,886	20,363	64,598	61,719
Cost of revenues
Software	1,513	2,540	4,573	7,765
Services	5,246	4,791	17,864	17,577
Total cost of revenues	6,759	7,331	22,437	25,342
Gross profit	15,127	13,032	42,161	36,377
Operating expenses
Research and development	3,406	1,216	9,856	5,207
Sales and marketing	2,538	2,680	8,647	9,248
General and administrative	4,684	6,141	12,816	16,089
Impairments	—	77,221	—	77,221
Total operating expenses	10,628	87,258	31,319	107,765
Income (loss) from operations	4,499	(74,226)	10,842	(71,388)
Other income, net	307	182	820	1,122

Income (loss) before income taxes	4,806	(74,044)	11,662	(70,266)
Income tax (expense) benefit	(1,231)	6,727	(2,876)	6,229
Net income (loss)	$3,575	$(67,317)	$8,786	$(64,037)

Earnings per share
Basic	$0.18	$(3.35)	$0.44	$(3.19)
Diluted	$0.18	$(3.35)	$0.43	$(3.19)

Weighted-average common shares outstanding
Basic	20,209	20,113	20,170	20,092
Diluted	20,239	20,113	20,233	20,092

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	10	41	15	(27)
Unrealized (losses) gains on available-for-sale securities	(8)	—	(14)	4
Comprehensive income (loss)	$3,577	$(67,276)	$8,787	$(64,060)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except common share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of September 1, 2025	20,137,480	$20	$159,416	$(34,364)	$(271)	$124,801
Exercise of stock options	250	—	2	—	—	2
Stock-based compensation	—	—	1,490	—	—	1,490
Shares issued to Directors for services	8,855	—	150	—	—	150
Net income	—	—	—	676	—	676
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance as of November 30, 2025	20,146,585	$20	$161,058	$(33,688)	$(277)	$127,113

Exercise of stock options	51,793	—	474	—	—	474
Stock-based compensation	—	—	1,524	—	—	1,524
Shares issued to Directors for services	7,104	—	120	—	—	120
Net income	—	—	—	4,535	—	4,535
Other comprehensive income	—	—	—	—	5	5
Balance as of February 28, 2026	20,205,482	$20	$163,176	$(29,153)	$(272)	$133,771

Exercise of stock options	2,488	—	10	—	—	10
Stock-based compensation	—	—	1,557	—	—	1,557
Shares issued to Directors for services	8,468	—	120	—	—	120
Net income	—	—	—	3,575	—	3,575
Other comprehensive income	—	—	—	—	2	2
Balance as of May 31, 2026	20,216,438	$20	$164,863	$(25,578)	$(270)	$139,035

(in thousands, except common share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of September 1, 2024	20,051,134	$20	$152,308	$30,354	$(251)	$182,431
Exercise of stock options	28,920	—	288	—	—	288
Stock-based compensation	—	—	1,673	—	—	1,673
Shares issued to Directors for services	4,960	—	135	—	—	135
Net income	—	—	—	206	—	206
Other comprehensive loss	—	—	—	—	(38)	(38)
Balance as of November 30, 2024	20,085,014	$20	$154,404	$30,560	$(289)	$184,695

Exercise of stock options	22,096	—	28	—	—	28
Stock-based compensation	—	—	1,642	—	—	1,642
Shares issued to Directors for services	3,935	—	135	—	—	135
Net income	—	—	—	3,074	—	3,074
Other comprehensive loss	—	—	—	—	(26)	(26)
Balance as of February 28, 2025	20,111,045	$20	$156,209	$33,634	$(315)	$189,548

Exercise of stock options	1,206	—	7	—	—	7
Stock-based compensation	—	.	1,365	—	—	1,365
Shares issued to Directors for services	3,930	—	135	—	—	135
Net (loss)	—	—	—	(67,317)	—	(67,317)
Other comprehensive income	—	—	—	—	41	41
Balance as of May 31, 2025	20,116,181	$20	$157,716	$(33,683)	$(274)	$123,779
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SIMULATIONS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	May 31, 2026	May 31, 2025
Cash flows from operating activities
Net income (loss)	$8,786	$(64,037)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,261	6,857
Change in fair value of contingent consideration	—	(640)
Discharge of holdback obligation related to Immunetrics acquisition	—	(224)
Amortization of investment premiums	7	(64)
Stock-based compensation	4,894	4,830
Deferred income taxes	606	(8,081)
Loss from disposal of assets	69	23
Impairments	—	77,221
Currency translation adjustments	15	(28)
(Increase) decrease in
Accounts receivable	(7,485)	(5,644)
Prepaid income taxes	1,514	1,243
Prepaid expenses and other current assets	(130)	274
Increase (decrease) in
Accounts payable	1,764	1,061
Other liabilities	2,472	(2,600)
Deferred revenue	2,582	2,348
Net cash provided by operating activities	19,355	12,539

Cash flows from investing activities
Purchases of property and equipment	(139)	(449)
Vendor refund related to property and equipment	310	—
Purchase of short-term investments	(28,188)	(6,500)
Proceeds from maturities of short-term investments	15,001	14,017
Proceeds from sales of investments	—	995
Purchased intangibles	(11)	(368)
Net working capital & excess cash settlement - Pro-ficiency acquisition	—	(227)
Capitalized computer software development costs	(2,343)	(2,115)
Net cash (used in) provided by investing activities	(15,370)	5,353

Cash flows from financing activities
Payments on contracts payable	—	(1,576)
Proceeds from the exercise of stock options	486	323
Net cash provided by (used in) financing activities	486	(1,253)

Net increase in cash and cash equivalents	4,471	16,639
Cash and cash equivalents, beginning of period	$30,853	$10,311
Cash and cash equivalents, end of period	$35,324	$26,950

Supplemental disclosures of cash flow information
Income taxes paid	$756	$1,020
Supplemental disclosures of non-cash activities
Measurement period adjustments	$—	$956
Non-cash investing and financing activities
Right of use assets capitalized	$47	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Simulations Plus, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended May 31, 2026, and May 31, 2025
NOTE 1 – DESCRIPTION OF BUSINESS
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
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. Operating results for the interim period ended May 31, 2026, and May 31, 2025 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended August 31, 2025, and the notes thereto included in the Company’s Annual Report on Form 10-K.
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
The Company received assistance from domestic governmental agencies to provide reimbursement for various costs incurred for research and development. These include direct grant awards and subawards. The grants awarded are currently set to expire at various dates through 2026. The Company recognized $0.1 million and $0.2 million for the three and nine months ended May 31, 2026, and $0.1 million and $0.5 million for the three and nine months ended May 31, 2025, respectively, within Services revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income related to such assistance. Amounts that have been earned but not yet funded are included in accounts receivable. Computer equipment allowable by the grants is classified under fixed assets. Subawards due to unrelated entities are classified under accrued expenses.
Remaining Performance Obligations
As of May 31, 2026, remaining performance obligations were $15.5 million, of which 98% is expected to be recognized over the next twelve months, with the remainder expected to be recognized thereafter.
Disaggregation of Revenues

The components of revenue for the three and nine months ended May 31, 2026, and May 31, 2025, respectively, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Software licenses
Point in time	$11,993	$11,974	$34,110	$34,505
Over time	615	641	2,016	2,309
Services
Over time	9,278	7,748	28,472	24,905
Total revenues	$21,886	$20,363	$64,598	$61,719
Contract Balances
Contract assets excluding accounts receivable balances as of May 31, 2026, and August 31, 2025, were $4.7 million and $4.9 million, respectively. This balance is included in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets.
During the three and nine months ended May 31, 2026, the Company recognized $0.4 million and $2.4 million of revenue, respectively, that was included in contract liabilities as of August 31, 2025. During the three and nine months ended May 31, 2025, the Company recognized $0.1 million and $2.0 million of revenue, respectively, that was included in contract liabilities as of August 31, 2024.
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
Accounts Receivable and Allowance for Credit Losses
The Company extends credit to its customers in the normal course of business. The Company evaluates its allowance for credit losses based on its estimate of the collectability of its trade accounts receivable. As part of this assessment, the Company considers various factors, including the financial condition of the individual companies with which it does business, the aging of receivable balances, historical experience, changes in customer payment terms, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, the Company’s estimates and judgments with respect to the collectability of its receivables are subject to greater uncertainty than in more stable periods. Accounts receivable balances will be charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.
The activity in the allowance for credit losses related to our accounts receivable is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Balance, beginning of period	$73	$179	$187	$149
Provision for credit losses	(4)	92	(88)	114
Write-offs	(10)	(16)	(40)	(8)
Balance, end of period	$59	$255	$59	$255
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

We classify our investments in marketable debt securities based on the facts and circumstances present at the time of purchase of the securities. We reassess the appropriateness of that classification at each reporting date. During the three and nine months ended May 31, 2026, all of our investments were classified as AFS or were term deposits. For the year ended August 31, 2025, we had no AFS investments.
Research & Development ("R&D") Capitalized Software Development Costs
R&D activities include both the enhancement of existing products and the development of new products. Development of new products and adding functionality to existing products are capitalized in accordance with FASB ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” R&D expenditures, which primarily relate to both capitalized and expensed salaries, R&D supplies, and R&D consulting, were $4.1 million and $12.3 million during the three and nine months ended May 31, 2026, of which $0.7 million and $2.4 million, respectively, were capitalized. R&D expenditures during the three and nine months ended May 31, 2025, were $2.1 million and $7.6 million, respectively, of which $0.9 million and $2.4 million, respectively, were capitalized.
Software development costs are capitalized in accordance with ASC 985-20. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale.

The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs, and the purchase of existing software to be used in our software products.
Amortization of capitalized software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed five years). Amortization of software development costs amounted to $0.8 million and $2.5 million, respectively, for the three and nine months ended May 31, 2026, and $0.8 million and $2.4 million, respectively, for the three and nine months ended May 31, 2025, respectively. We expect future amortization expense to vary due to increases in capitalized computer software development costs.
The Company assesses capitalized computer software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
No impairment charges were recorded during the three and nine months ended May 31, 2026. During the three and nine months ended May 31, 2025, the Company recorded impairment charges of $77.2 million.
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
Depreciation expense for the three and nine months ended May 31, 2026, was less than $0.1 million and $0.2 million, respectively. Depreciation expense for the three and nine months ended May 31, 2025, was $0.1 million and $0.3 million, respectively.
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
Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment.
Below is a reconciliation of the changes in Goodwill carrying value per reportable segment for the nine months ended May 31, 2026:

(in thousands)	Software	Services	Total
Balance, August 31, 2025	$21,801	$21,916	$43,717
Addition	—	—	—
Impairments	—	—	—
Balance, May 31, 2026	$21,801	$21,916	$43,717
The following table summarizes other intangible assets as of May 31, 2026:

(in thousands)	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Trade names	Indefinite	$6,950	$—	$6,950
Covenants not to compete	Straight line 2 to 3 years	23	23	—
Other internal use software	Straight line 3 to 13 years	655	150	505
Customer relationships	Straight line 8 to 14 years	6,666	4,312	2,354
ERP	Straight line 15 years	1,907	642	1,265
		$16,201	$5,127	$11,074
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
Total amortization expense for the three and nine months ended May 31, 2026, was $0.3 million and $0.8 million, respectively. Total amortization expense for the three and nine months ended May 31, 2025, was $0.3 million and $1.0 million, respectively.
The weighted-average amortization period for covenants not to compete is zero, other internal use software is 10.5 years, customer relationships is 7.2 years, and ERP is 10.6 years.
Estimated future amortization of finite-lived intangible assets for the next five fiscal years are as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of 2026	$269
2027	$848
2028	$701
2029	$380
2030	$380
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

The Company may also invest excess cash in certificates of deposit, money market accounts, government-sponsored enterprise securities, and/or commercial paper. In addition, under the fair-value hierarchy, the fair market values of the Company’s cash equivalents and investments are Level I. As of May 31, 2026, all investments were classified as short-term investments and cash equivalents.
The following tables summarize our short-term investments and cash equivalents as of May 31, 2026, and August 31, 2025:

	May 31, 2026
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Money Market	$17,755	$—	$—	$17,755
Term deposits (due within one year)	10,000	—	—	10,000
Corporate debt securities (due within one year)	14,680	—	(14)	14,666
Total Level 1	42,435	—	(14)	42,421
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total securities	$42,435	$—	$(14)	$42,421

	August 31, 2025
(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Level 1:
Term deposits (due within one year)	$3,500	$—	$—	$3,500
Money Market	13,159	—	—	13,159
Total Level 1	16,659	—	—	16,659
Level 2:	—	—	—	—
Level 3:	—	—	—	—
Total securities	$16,659	$—	$—	$16,659

Accrued interest on short-term investments was $0.1 million as of May 31, 2026 and less than $0.1 million as of August 31, 2025. These balances are included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

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

During the three months ended May 31, 2026, and May 31, 2025, the Company recognized a mergers and acquisitions expense of $0.5 million and zero, respectively. During the nine months ended May 31, 2026, and May 31, 2025, the Company recognized a mergers and acquisitions expense of $0.5 million and $0.1 million, respectively. The Company records mergers and acquisition expenses in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
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
The following table summarizes intellectual property as of May 31, 2026:

(in thousands)	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	$2,850	$2,850	$—
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	39	11
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	3,066	4,944
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	639	441
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	3,228	3,228	—
		$15,218	$9,822	$5,396
The following table summarizes intellectual property as of August 31, 2025:

(in thousands)	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technologies–DILIsym acquisition	Straight line 9 years	$2,850	$2,610	$240
Intellectual rights of Entelos Holding Company	Straight line 10 years	50	36	14
Developed technologies–Lixoft acquisition	Straight line 16 years	8,010	2,670	5,340
Developed technologies–Immunetrics acquisition	Straight line 5 years	1,080	477	603
Developed technologies–Pro-ficiency acquisition	Straight line 5 years	3,228	3,228	—
		$15,218	$9,021	$6,197
Total amortization expense for intellectual property agreements was $0.3 million and $1.1 million for the three months ended May 31, 2026, and 2025, respectively, and $0.8 million and $3.3 million for the nine months ended May 31, 2026, and 2025, respectively. The Company records these in Cost of revenues - software on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Estimated future amortization of intellectual property for the next five fiscal years is as follows:

(in thousands)
Years Ending August 31,	Amount
Remainder of 2026	$186
2027	$744
2028	$699
2029	$526
2030	$524
Earnings per Share
We report earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2026, and May 31, 2025, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Numerator
Net income attributable to common shareholders	$3,575	$(67,317)	$8,786	$(64,037)

Denominator
Weighted-average number of common shares outstanding during the period	20,209	20,113	20,170	20,092
Dilutive effect of stock options	30	—	63	—
Common stock and common-stock equivalents used for diluted earnings per share	20,239	20,113	20,233	20,092
Stock-Based Compensation
Compensation costs related to stock options are determined in accordance with ASC 718, Compensation - Stock Compensation. Compensation cost is calculated based on the grant-date fair value estimated using the Black-Scholes pricing model and then amortized on a straight-line basis over the requisite service period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, were $1.6 million and $1.4 million for the three months ended May 31, 2026, and May 31, 2025, respectively, and $4.6 million and $4.7 million for the nine months ended May 31, 2026, and May 31, 2025, respectively.
For the three months ended May 31, 2026, and 2025, 4,044 and 1,984,935 shares, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended May 31, 2026, and 2025, 780 and 1,984,935 respectively, were not similarly excluded.
Recently Issued Accounting Standards
In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the ASC. ASU 2023-06's amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The Company does not expect ASU 2023-06 to have a material effect on its consolidated financial statements, as the updates are incremental to existing disclosures.

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
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)” which eliminates all references to project stages and requires capitalization of software costs when: (i) management authorizes and commits to funding the software project, and (ii) it is probable the software project will be completed and used as intended, known as the “probable-to-completion recognition threshold.” Entities must consider whether there is significant uncertainty associated with the development activities of the software in determining if the threshold is met. In addition, the amendments in the update specify that property, plant and equipment disclosure requirements are required for capitalized internal-use software costs, regardless of financial statement presentation, and also incorporate the recognition requirements for website-specific development costs. This ASU will be effective for the Company for our fiscal year 2029 annual reporting period with the guidance applied either prospectively, retrospectively, or via a modified prospective transition method. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our interim and consolidated financial statements.
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

NOTE 3 – OTHER INCOME
The components of other income for the three and nine months ended May 31, 2026, and May 31, 2025, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Interest income	$344	$170	$899	$483
Change in fair valuation of contingent consideration	—	—	—	640
Gain (loss) on disposal of assets	6	(23)	6	(23)
Gain (loss) on currency exchange	(43)	35	(85)	22
Total other income	$307	$182	$820	$1,122
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

We recorded an income tax expense of $1.2 million related to income before taxes of $4.8 million for the three months ended May 31, 2026, and an income tax expense of $2.9 million related to income before taxes of $11.7 million for the nine months ended May 31, 2026. We recorded an income tax benefit of $6.7 million related to loss before taxes of $74.0 million for the three months ended May 31, 2025, and an income tax benefit of $6.2 million related to loss before taxes of $70.3 million for the nine months ended May 31, 2025. The income tax rate for the three and nine months ended May 31, 2026, was 26% and 25%, respectively. The income tax rate for the three and nine months ended May 31, 2025, was 9% and 9%, respectively. The increase in the tax rate is primarily due to the result of a favorable discrete item in the prior year that did not recur in the current year, a less favorable jurisdictional mix of earnings between the U.S. and France, a higher effective tax rate in France, and a lower Foreign-Derived Intangible Income ("FDII") benefit. The Company incurred costs with respect to the Merger Agreement. These costs are deductible for GAAP purposes. Generally, many of the costs incurred must be capitalized and are not deductible for tax purposes. In the current fiscal year, the Company is accelerating deductions elected under the One Big Beautiful Bill Act ("OBBBA"). These deductions are expected to be favorable to cash flows as they accelerate the timing of tax benefits and reduce near-term cash tax payment.
Litigation

We are not a party to any material legal proceedings and are not aware of any pending or threatened legal proceedings of any kind.

NOTE 5 – SHAREHOLDERS' EQUITY
Shares Outstanding

Shares of the Company's common stock outstanding for the three and nine months ended May 31, 2026, and May 31, 2025, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Common stock outstanding, beginning of period	20,205	20,111	20,137	20,051
Common stock issued during the period	11	5	79	65
Common stock outstanding, end of period	20,216	20,116	20,216	20,116
NOTE 6 – STOCK OWNERSHIP PLANS
The following table summarizes information about stock options:

(in thousands, except per share and weighted-average amounts)
Activity for the nine months ended May 31, 2026	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2025	1,924	$36.98	6.52 years
Granted	716	15.99
Exercised	(70)	9.74
Canceled/Forfeited	(154)	31.22
Outstanding, May 31, 2026	2,416	$31.92	7.01 years
Vested and Exercisable, May 31, 2026	1,102	$38.62	5.19 years
Vested and Expected to Vest, May 31, 2026	2,274	$32.53	6.89 years
The total grant-date fair value of nonvested stock options as of May 31, 2026, was $17.7 million and is amortizable over a weighted-average period of 2.9 years.
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
The following table summarizes the fair value of the options, including both ISOs and NQSOs, granted during the nine months ended May 31, 2026, and for the fiscal year ended August 31, 2025:

(in thousands, except weighted-average amounts)	Nine Months Ended May 31, 2026	Fiscal Year 2025
Estimated fair value of awards granted	$6,394	$6,597
Unvested forfeiture rate	6.94%	6.29%
Weighted-average grant price	$15.99	$32.01
Weighted-average market price	$15.99	$32.01
Weighted-average volatility	52.31%	47.03%
Weighted-average risk-free rate	3.68%	3.95%
Weighted-average dividend yield	0.00%	0.00%
Weighted-average expected life	6.60 years	6.61 years

The exercise prices for the options outstanding at May 31, 2026, ranged from $18.77 to $66.14 per share, and the information relating to these options is as follows:
(in thousands except prices and weighted-average amounts)

Exercise Price Per Share		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted -Average Remaining Contractual Life	Weighted-Average Exercise Price	Quantity	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$9.78	$18.76	814	8.16 years	$15.14	115	0.74 years	$10.07
$18.77	$33.40	444	6.82 years	$30.55	201	4.85 years	$28.48
$33.41	$47.63	936	6.60 years	$41.36	585	6.33 years	$41.39
$47.64	$66.14	222	4.89 years	$56.23	201	4.72 years	$56.92
		2,416	7.01 years	$31.92	1,102	5.19 years	$38.62
During the three and nine months ended May 31, 2026, we issued 8,468 and 24,427 shares of stock valued at $0.1 million and $0.4 million, respectively, and during the three and nine months ended May 31, 2025, we issued 3,930 and 12,825 shares of stock valued at $0.1 million and $0.4 million, respectively, to our nonmanagement directors as compensation for board-related duties.
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
Revenue concentration shows that international sales accounted for 29% and 27% of revenue for the nine months ended May 31, 2026, and May 31, 2025, respectively. Our three largest customers in terms of revenue accounted for 7%, 4%, and 4% of total revenues, respectively, for the nine months ended May 31, 2026. Our three largest customers in terms of revenue accounted for 7%, 4%, and 3% of total revenues, respectively, for the nine months ended May 31, 2025.
Accounts receivable concentrations show that our three largest customers in terms of accounts receivable each comprised between 4% and 12% of accounts receivable as of May 31, 2026; our three largest customers in terms of accounts receivable comprised between 5% and 12% of accounts receivable as of May 31, 2025. As of the filing date of this report, a substantial majority of the outstanding receivable balance from our largest customer, which represented 12% of accounts receivable as of May 31, 2026, was current on all outstanding invoices, except for a de minimis amount.
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

There are no differences in measurement between the segment profit measure used by CODM and condensed consolidated income before income taxes. The following schedule reconciles the total of reportable segments’ gross profit and significant expenses to consolidated income before income taxes for the three and nine months ended May 31, 2026, and May 31, 2025, respectively.

	Three Months Ended May 31, 2026			Three Months Ended May 31, 2025
(in thousands)	Software	Services	Total	Software	Services	Total
Revenue	$12,608	$9,278	$21,886	$12,615	$7,748	$20,363
Less:
Cost of revenue (1)	1,513	5,246	6,759	2,540	4,791	7,331
Gross Profit	11,095	4,032	15,127	10,075	2,957	13,032
Gross Margin	88%	43%	69%	80%	38%	64%
Less:
Research and Development			3,406			1,216
Sales and Marketing			2,538			2,680
General and administrative (2)			4,684			6,141
Impairments			—			77,221
Income (loss) from operations			4,499			(74,226)
Add:
Interest income and other, net			344			170
Gain (loss) on disposal of fixed assets			6			(23)
(Loss) gain on currency exchange			(43)			35
Income (loss) before income taxes			$4,806			$(74,044)
(1) Cost of revenue for the three months ended May 31, 2026, and May 31, 2025, includes $1.1 million and $1.9 million, respectively of amortization within our Software reportable segment.
(2) General and administrative for the three months ended May 31, 2026, and May 31, 2025, includes less than $0.1 million and $0.1 million of depreciation and $0.3 million and $0.3 million of amortization, respectively.

	Nine Months Ended May 31, 2026			Nine Months Ended May 31, 2025
(in thousands)	Software	Services	Total	Software	Services	Total
Revenue	$36,126	$28,472	$64,598	$36,814	$24,905	$61,719
Less:
Cost of revenue (1)	4,573	17,864	22,437	7,765	17,577	25,342
Gross Profit	31,553	10,608	42,161	29,049	7,328	36,377
Gross Margin	87%	37%	65%	79%	29%	59%
Less:
Research and Development			9,856			5,207
Sales and Marketing			8,647			9,248
General and administrative (2)			12,816			16,089
Impairments			—			77,221
Income (loss) from operations			10,842			(71,388)
Add:
Interest income and other, net			899			483
Change in value of contingent consideration			—			640
Gain (loss) on disposal of fixed assets			6			(23)
(Loss) income on currency exchange			(85)			22
Income (loss) before income taxes			$11,662			$(70,266)
(1) Cost of revenue for the nine months ended May 31, 2026 and May 31, 2025, includes $3.3 million and $5.6 million, respectively of amortization within our Software reportable segment.
(2) General and administrative for the nine months ended May 31, 2026 and May 31, 2025, includes $0.2 million and $0.3 million of depreciation and 758000 and $1.0 million of amortization, respectively.

Revenue by lifecycle solution area and offering type (Software and Services):

	For the three months ended
(in thousands)	May 31, 2026	% of total*	May 31, 2025	% of total
Discovery	$2,484	20%	$2,527	20%
Development	9,813	78%	9,631	77%
Clinical Operations	277	2%	416	3%
Commercialization	34	—%	41	—%
Total Software	12,608	100%	12,615	100%

Discovery	—	—%	—	—%
Development	7,255	78%	5,768	74%
Commercialization	2,023	22%	1,980	26%
Total Services	9,278	100%	7,748	100%

Total	$21,886	100%	$20,363	100%

	For the nine months ended
(in thousands)	May 31, 2026	% of total*	May 31, 2025	% of total
Discovery	$6,540	18%	$6,130	17%
Development	28,497	79%	27,513	75%
Clinical Operations	992	3%	2,995	8%
Commercialization	97	—%	176	—%
Total Software	36,126	100%	36,814	100%

Discovery	35	—%	50	—%
Development	21,407	75%	18,651	75%
Commercialization	7,030	25%	6,204	25%
Total Services	28,472	100%	24,905	100%

Total	$64,598	100%	$61,719	100%
*Percentages may not add due to rounding
The Company allocates revenues to geographic areas based on the locations of its customers. Geographical revenues for the three and nine months ended May 31, 2026, and May 31, 2025, were as follows:

(in thousands)	Three Months Ended
	May 31, 2026		May 31, 2025
	$	% of total*	$	% of total
Americas	$16,062	73%	$14,544	71%
EMEA	3,581	16%	3,698	18%
Asia Pacific	2,243	10%	2,121	11%
Total	$21,886	100%	$20,363	100%

(in thousands)	Nine Months Ended
	May 31, 2026		May 31, 2025
	$	% of total*	$	% of total
Americas	$46,085	71%	$45,125	73%
EMEA	12,673	20%	11,224	18%
Asia Pacific	5,840	9%	5,370	9%
Total	$64,598	100%	$61,719	100%
*Percentages may not add due to rounding
NOTE 9 – EMPLOYEE BENEFIT PLAN
We maintain a 401(k) Plan for eligible employees. We make matching contributions equal to 100% of the employee’s elective deferral, not to exceed 4% of the employee’s gross salary. We contributed $0.2 million and $0.7 million for the three and nine months ended May 31, 2026. We contributed $0.2 million and $0.7 million for the three and nine months ended May 31, 2025, respectively.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date on which these condensed consolidated financial statements were issued.

Merger Agreement

On June 15, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SP Evolution HoldCo II, LLC, a Delaware limited liability company and an affiliate of Altaris, LLC (“Parent”), and SP Evolution BidCo II, LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent.

Under the terms of the Merger Agreement, holders of the Company’s common stock will be entitled to receive cash consideration of $18.50 per share, without interest and subject to any applicable withholding taxes, for each share of the Company’s common stock outstanding immediately prior to the effective time of the Merger. The Merger Agreement also provides for the treatment of the Company's outstanding equity awards in accordance with its terms upon consummation of the Merger. The transaction has an implied equity value of approximately $375 million.

The completion of the Merger is subject to customary closing conditions, including approval by the Company’s stockholders, the receipt of required regulatory approvals, and the absence of any law or order prohibiting the consummation of the transaction. The Merger Agreement also contains customary representations, warranties, covenants, and termination provisions.

Upon completion of the Merger, the Company's common stock will cease to be listed on The Nasdaq Stock Market and registered under Section 12 of the Securities Exchange Act of 1934, as amended, and the Company will become a privately held company.

In connection with the Merger Agreement, Dr. Walter Woltosz the Company's Chairman of the Board and his spouse, Virginia E. Woltosz, entered into a Voting and Support Agreement pursuant to which he agreed, among other things and subject to the terms and conditions of such agreement, to vote the shares of the Company’s common stock beneficially owned by him in favor of the adoption of the Merger Agreement.

In connection with the execution of the Merger Agreement, the Board of Directors approved transaction bonus arrangements for certain executive officers and other employees. Subject to the terms of the applicable arrangements, the bonuses are payable only upon the consummation of the Merger.
Subject to the satisfaction or waiver of the closing conditions, the parties currently expect the Merger to be completed during the fourth quarter of calendar 2026.

Management has concluded that the execution of the Merger Agreement represents a nonrecognized subsequent event under ASC 855, Subsequent Events, requiring disclosure but not adjustment to the condensed consolidated financial statements.

A copy of the Merger Agreement is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q, and the Voting and Support Agreement is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2026
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview

Our clients face many challenges. Developing new therapies is time-consuming and expensive, requiring an average of 10-15 years and an average cost of approximately $2.2 billion to develop a single drug. Drug sponsors must prioritize not only efficacy and safety of the drug, but also issues like drug-drug interactions, inclusion of patients representative of the indicated population, regulatory approvals, minimization of animal testing, safety and compliance during clinical trials, and commercial success. Our clients face many macroeconomic issues including the current attention on global drug pricing resulting in temporary reduction in R&D spending on the part of pharmaceutical and biotech companies.

Our software and services allow clients to use modeling and simulation to accelerate drug development, reduce the costs of R&D, comply with regulatory guidance and best practices, and increase confidence in the safety and efficacy of their drugs and biologics. Our adaptive learning solutions support the success of clinical trials by accelerating recruitment of an appropriate patient population, increasing retention of participants, and by driving competency and compliance with trial protocols, while our medical communications solutions provide support in obtaining regulatory approval and commercialization of drugs.

The Company is headquartered in Research Triangle Park, North Carolina, and has a European office in Paris, France. The Company has a remote work culture that supports employee work-life balance and minimizes its carbon footprint.

Forward-Looking Statements
This quarterly report and the documents incorporated in this Quarterly Report by reference contain forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report and the materials accompanying this document are forward-looking statements.
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
The forward-looking statements contained or incorporated by reference in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations. The forward-looking statements contained primarily in this Quarterly Report include but are not limited to:

•the proposed Merger and the anticipated timing, completion of the transaction;
•the ability of the parties to satisfy the conditions to closing the Merger, including obtaining stockholder approval and required regulatory approvals;
•the expected timing and outcome of the stockholder meeting relating to the proposed Merger;
•the availability and sufficiency of financing arrangements for the proposed Merger and the potential impact of any financing-related developments on the timing or completion of the transaction;
•the Company's business, operating strategy, and strategic initiatives pending completion of the Merger;
•anticipated operating results, financial performance, cash flows, liquidity, and capital resources;
•expected demand for the Company's software products and consulting services;
•investments in research and development, including cloud-enabled platforms and artificial intelligence-enabled capabilities;
•expected revenues, gross margins, operating expenses, profitability, and tax rates;
•capitalized software development costs, goodwill, intangible assets, and impairment assessments;
•expected future acquisitions, strategic partnerships, and investments;
•the impact of recently issued accounting standards; and
•other statements that are not historical facts.

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on December 1, 2025, as updated by Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and elsewhere in this document and in our other filings with the SEC.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this Quarterly Report are made as of the date of this filing and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise.

Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Results of Operations
Comparison of Three Months Ended May 31, 2026, and May 31, 2025

(in thousands)	Three Months Ended		% of Revenue
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025	$ Change	% Change
Revenues
Software	$12,608	$12,615	58%	62%	$(7)	0%
Services	9,278	7,748	42%	38%	1,530	20%
Total revenues	21,886	20,363	100%	100%	1,523	7%
Cost of revenue
Software	1,513	2,540	7%	12%	(1,027)	-40%
Services	5,246	4,791	24%	24%	455	9%
Total cost of revenues	6,759	7,331	31%	36%	(572)	-8%
Gross profit	15,127	13,032	69%	64%	2,095	16%
Research and development	3,406	1,216	16%	6%	2,190	180%
Sales and marketing	2,538	2,680	12%	13%	(142)	-5%
General and administrative	4,684	6,141	21%	30%	(1,457)	-24%
Impairments	—	77,221	0%	379%	(77,221)	NM
Total operating expenses	10,628	87,258	49%	429%	(76,630)	-88%
Income (loss) from operations	4,499	(74,226)	21%	-365%	78,725	-106%
Other income, net	307	182	1%	1%	125	69%
Income (loss) before income taxes	4,806	(74,044)	22%	-364%	78,850	-106%
Income tax (expense) benefit	(1,231)	6,727	-6%	33%	(7,958)	-118%
Net income (loss)	$3,575	$(67,317)	16%	-331%	$70,892	-105%
Revenues
Revenues increased by $1.5 million, or 7%, to $21.9 million for the three months ended May 31, 2026, compared to $20.4 million for the three months ended May 31, 2025. This increase is primarily due to a $1.5 million, or 20%, increase in service-related revenue when compared to the three months ended May 31, 2025. The software-related revenue was flat compared to the three months ended May 31, 2025. The service-related revenue increase of $1.5 million, or 20%, compared to the three months ended May 31, 2025, was primarily due to organic revenue growth of $1.5 million from Development solutions.
Cost of revenues
Cost of revenues decreased by $0.6 million, or 8%, for the three months ended May 31, 2026, compared to the three months ended May 31, 2025. This decrease is primarily due to a $1.0 million, or 40%, decrease in software-related costs, partially offset by a $0.5 million, or 9%, increase in service-related costs.
The software-related costs decrease of $1.0 million, or 40%, compared to the three months ended May 31, 2025, was primarily due to less amortization of $1.1 million, mainly due to the impairment of the Pro-ficiency developed technology in the third quarter of fiscal 2025.
The service-related costs increased $0.5 million, or 9%, compared to the three months ended May 31, 2025; the increase was primarily due to higher fulfillment costs associated with increased client services activity. The modest increase in service-related costs relative to revenue growth also reflected improved operating efficiency from headcount reductions implemented in the third quarter of fiscal 2025, and organizational changes that shifted certain internal resources from supporting services to research and development, improved billable utilization, and higher average yields.
Gross profit

Gross profit increased $2.1 million, or 16%, to $15.1 million for the three months ended May 31, 2026, compared to $13.0 million for the three months ended May 31, 2025. This increase was primarily driven by higher revenues, lower software-related costs, organizational changes that shifted certain internal resources from supporting services to research and development, improved billable utilization, and higher average yields.
Software gross profit increased by $1.0 million to 88% gross margin compared to 80% gross margin for the three months ended May 31, 2025. This improvement was primarily driven by lower software-related costs, largely reflecting reduced amortization expense mainly due to the impairment of the Pro-ficiency developed technology in the third quarter of fiscal 2025.
Services gross profit increased by $1.1 million to 43% gross margin compared to 38% gross margin for the three months ended May 31, 2025. The increase was primarily attributable to higher services revenue from increased client services activity within Development solutions, as well as improved operating efficiency driven by headcount reductions implemented in the third quarter of fiscal 2025, organizational changes that shifted certain internal resources from supporting services to research and development, higher billable utilization, and higher average yields.

Overall gross margin was 69% for the three months ended May 31, 2026, compared to 64% for the three months ended May 31, 2025, primarily due to higher services revenue, lower software amortization expense, organizational changes that shifted certain internal resources from supporting services to research and development, higher billable utilization, and higher average yields.

Research and development

We incurred $4.1 million of research and development costs during the three months ended May 31, 2026. Of this amount, $0.7 million was capitalized as part of capitalized software development costs, and $3.4 million was expensed. We incurred $2.1 million of research and development costs during the three months ended May 31, 2025. Of this amount, $0.9 million was capitalized, and $1.2 million was expensed. Research and development spend increased by $2.0 million, or 98%, for the three months ended May 31, 2026, compared to the three months ended May 31, 2025, representing our continued investment in innovation for future growth, including the development of an integrated, cloud-enabled modeling ecosystem that connects our validated scientific engines with AI-driven capabilities and workflow automation across the drug development lifecycle. The increase was primarily attributable to higher personnel-related costs, including organizational changes that shifted certain internal resources from supporting services to research and development, as well as increased efforts to support these development initiatives.
R&D spend as a percentage of revenue increased to 16% for the three months ended May 31, 2026, from 6% for the three months ended May 31, 2025, representing our continued investment in innovation for future growth. Total R&D cost (defined as capitalized R&D plus R&D expense) was 19% of revenue for the three months ended May 31, 2026, compared to 10% for the three months ended May 31, 2025.
Sales and marketing expenses
Sales and marketing expenses decreased by $0.1 million, or 5%, to $2.5 million for the three months ended May 31, 2026, compared to $2.7 million for the three months ended May 31, 2025. Sales and marketing as a percentage of revenue decreased to 12% for the three months ended May 31, 2026, from 13% for the three months ended May 31, 2025. The decrease is attributable to the headcount reduction implemented in the third quarter of fiscal 2025.
General and administrative expenses
G&A expenses decreased by $1.5 million, or 24%, to $4.7 million for the three months ended May 31, 2026, compared to $6.1 million for the three months ended May 31, 2025. G&A as a percentage of revenue, decreased to 21% for the three months ended May 31, 2026, from 30% for the three months ended May 31, 2025. The decrease was primarily due to lower corporate support costs and lower non-recurring expenses, including the absence of expenses associated with the company-wide employee summit that occurred in the prior-year period.
Impairments
During the three months ended May 31, 2025, the Company recorded $77.2 million of non-cash impairment charges. No impairment charges were recorded during the three months ended May 31, 2026.

Other income
Total other income was $0.3 million for the three months ended May 31, 2026, compared to $0.2 million for the three months ended May 31, 2025. The increase was primarily driven by higher interest income due to higher average balances of cash invested in interest-bearing accounts. For the three months ended May 31, 2025, the Company also recognized a $0.6 million gain from the change in fair value of contingent consideration related to the Immunetrics holdback liability, which was subsequently settled.
Income tax expense
The expense for income taxes was $1.2 million for the three months ended May 31, 2026, compared to income tax benefit of $6.7 million for the three months ended May 31, 2025. The Company tax rate increased to 26% for the three months ended May 31, 2026, compared to 9% for the three months ended May 31, 2025. The increase in the tax rate is primarily due to higher income in the US, which is taxed at higher tax rate than income in France. The France effective tax rate increased from 2% to 7% due to less qualifying R&D expenditures in France which drove up the effective tax rate. The Company incurred costs with respect to the Merger Agreement. These costs are deductible for GAAP purposes. Generally, many of the costs incurred must be capitalized and are not deductible for tax purposes. The fiscal year had a smaller benefit from Foreign-Derived Intangible Income ("FDII"). In the current fiscal year, the Company is accelerating deductions elected under the One Big Beautiful Bill Act ("OBBBA"). These deductions are expected to be favorable to cash flows as they accelerate the timing of tax benefits and reduce near-term cash tax payments.

Results of Operations
Comparison of Nine Months Ended May 31, 2026, and May 31, 2025

(in thousands)	Nine Months Ended		% of Revenue
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025	$ Change	% Change
Revenue
Software	$36,126	$36,814	56%	60%	$(688)	-2%
Services	28,472	24,905	44%	40%	3,567	14%
Total revenues	64,598	61,719	100%	100%	2,879	5%
Cost of revenue
Software	4,573	7,765	7%	13%	(3,192)	-41%
Services	17,864	17,577	28%	28%	287	2%
Total cost of revenues	22,437	25,342	35%	41%	(2,905)	-11%
Gross profit	42,161	36,377	65%	59%	5,784	16%
Research and development	9,856	5,207	15%	8%	4,649	89%
Sales and marketing	8,647	9,248	13%	15%	(601)	-6%
General and administrative	12,816	16,089	20%	26%	(3,273)	-20%
Impairments	—	77,221	0%	125%	(77,221)	NM
Total operating expenses	31,319	107,765	48%	175%	(76,446)	-71%
Income (loss) from operations	10,842	(71,388)	17%	-116%	82,230	-115%
Other income, net	820	1,122	1%	2%	(302)	-27%
Income (loss) before income taxes	11,662	(70,266)	18%	-114%	81,928	-117%
Income tax (expense) benefit	(2,876)	6,229	-4%	10%	(9,105)	-146%
Net income (loss)	$8,786	$(64,037)	14%	-104%	$72,823	-114%

Revenues
Revenues increased by $2.9 million, or 5%, to $64.6 million for the nine months ended May 31, 2026, compared to $61.7 million for the nine months ended May 31, 2025. This increase is primarily due to a $3.6 million, or 14%, increase in service-related revenue and a $0.7 million, or 2%, decrease in software-related revenue when compared to the nine months ended May 31, 2025. The service-related revenue increase of $3.6 million, or 14%, compared to the nine months ended May 31, 2025, was primarily due to organic revenue growth within Development solutions of $2.7 million and Commercialization solutions of $0.8 million. The software-related revenue decrease of $0.7 million, or 2%, compared to the nine months ended May 31, 2025, was primarily due to Clinical Operations solutions revenue decline of $2.0 million, partially offset by revenue growth of $1.0 million and $0.4 million within Development solutions and Discovery solutions, respectively.
Cost of revenues
Cost of revenues decreased by $2.9 million, or 11%, for the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025. This decrease is primarily due to a $3.2 million or 41% decrease in software-related costs and a $0.3 million or 2% increase in service-related costs.
The software-related costs decrease of $3.2 million or 41%, compared to the nine months ended May 31, 2025, was mainly attributable to $3.1 million less amortization of acquired technology from the Pro-ficiency as the balances were impaired in the third quarter of fiscal 2025.
The service-related costs increase of $0.3 million or 2%, compared to the nine months ended May 31, 2025. The increase in service-related costs was primarily due to higher fulfillment costs associated with increased client services activity. The modest increase in service-related costs relative to service-related revenue growth reflected improved operating efficiency resulting from headcount reductions implemented in the third quarter of fiscal 2025, organizational changes that shifted certain internal resources from supporting services to research and development.
Gross profit
Gross profit increased to $42.2 million or 65% gross margin for the nine months ended May 31, 2026, compared to $36.4 million or 59% gross margin for the nine months ended May 31, 2025. The increase was primarily attributable to higher service-related revenues, lower software-related costs, organizational changes that shifted certain internal resources from supporting services to research and development, and improved operating efficiency.
Software gross profit increased by $2.5 million, and software gross margin increased to 87% for the nine months ended May 31, 2026, compared to 79% for the nine months ended May 31, 2025. This improvement was primarily due to lower software-related costs, largely reflecting reduced amortization expense following the impairment of the Pro-ficiency acquired technology in the third quarter of fiscal 2025, partially offset by lower software-related revenue driven primarily by a decline in Clinical Operations solutions revenue.
Services gross profit increased by $3.3 million, and services gross margin increased to 37% for the nine months ended May 31, 2026, compared to 29% for the nine months ended May 31, 2025. This improvement was primarily due to higher service-related revenue from organic growth within Development solutions and Commercialization solutions, together with improved operating efficiency resulting from headcount reductions implemented in the third quarter of fiscal 2025 and organizational changes that shifted certain internal resources from supporting services to research and development.
Overall gross margin increased to 65% for the nine months ended May 31, 2026, compared to 59% for the nine months ended May 31, 2025, primarily due to higher service-related revenues, lower software amortization expense, organizational changes that shifted certain internal resources from supporting services to research and development, and improved operating efficiency.
Research and development

We incurred $12.3 million of research and development costs during the nine months ended May 31, 2026. Of this amount, $2.4 million was capitalized as part of capitalized software development costs and $9.9 million was expensed. We incurred $7.6 million of research and development costs during the nine months ended May 31, 2025. Of this amount, $2.4 million was capitalized and $5.2 million was expensed. Research and development spend increased by $4.7 million, or 62%, for the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025, reflecting higher investment in product and platform development activities, including continued enhancement and expansion of our software offerings and related capabilities. The increase was primarily attributable to higher personnel-related costs, including organizational changes that shifted certain internal resources from supporting services to research and development, as well as increased efforts to support these development initiatives.
R&D spend as a percentage of revenue increased to 15% for the nine months ended May 31, 2026, from 8% for the nine months ended May 31, 2025, representing our continued investment in innovation for future growth, including the development of an integrated, cloud-enabled modeling ecosystem that connects our validated scientific engines with AI-driven capabilities and workflow automation across the drug development lifecycle. Total R&D cost (defined as capitalized R&D plus R&D expense) was 19% of revenue for the nine months ended May 31, 2026, compared to 12% for the nine months ended May 31, 2025.
Sales and marketing expenses
Sales and marketing expenses decreased by $0.6 million, or 6%, to $8.6 million for the nine months ended May 31, 2026, compared to $9.2 million for the nine months ended May 31, 2025. The decrease is attributable to lower compensation cost from the headcount reduction implemented in the third quarter of fiscal 2025, offset by higher customer-facing activities to support commercial execution and demand generation across our offerings.
General and administrative expenses
General and administrative (“G&A”) expenses decreased by $3.3 million, or 20%, to $12.8 million for the nine months ended May 31, 2026, compared to $16.1 million for the nine months ended May 31, 2025. The decrease primarily reflected lower corporate support costs and reduced non-recurring spending. In addition, facilities costs decreased as we continued to optimize our real estate footprint consistent with a remote-first operating model.
Impairments
During the nine months ended May 31, 2025, the Company recorded $77.2 million of non-cash impairment charges. No impairment charges were recorded during the nine months ended May 31, 2026.
Other income
Total other income was $0.8 million for the nine months ended May 31, 2026, compared to $1.1 million for the nine months ended May 31, 2025. The decrease was primarily attributable to a $0.6 million gain recognized in the prior-year period from the change in fair value of the Immunetrics earnout liability, as no earnout payment was anticipated for the second earnout measurement period. The liability was subsequently settled. This decrease was partially offset by a $0.4 million increase in interest income due to higher average balances of cash invested in interest-bearing accounts.
Income tax expense
The expense for income taxes was $2.9 million for the nine months ended May 31, 2026, compared to an income tax benefit of $6.2 million for the nine months ended May 31, 2025. The Company tax rate increased to 25% for the nine months ended May 31, 2026, compared to 9% for the nine months ended May 31, 2025. The increase in the tax rate is primarily due to the result of a favorable discrete item in the prior year that did not recur in the current year, a less favorable jurisdictional mix of earnings between the U.S. and France, increased unfavorable Global Intangible Low-Taxed Income ("GILTI") impacts driven by higher French taxable income, and a lower Foreign-Derived Intangible Income ("FDII") benefit. In addition, certain items affecting the current-year effective tax rate relate to accelerated deductions elected under the One Big Beautiful Bill Act ("OBBBA"). These deductions are expected to be favorable to cash flows as they accelerate the timing of tax benefits and reduce near-term cash tax payments.

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

Pursuant to the Merger Agreement entered into on June 15, 2026, the Company is subject to customary interim operating covenants pending completion of the merger. These covenants, subject to specified exceptions and the prior written consent of Parent, restrict certain capital allocation and corporate activities, including repurchases or redemptions of common stock, payment of dividends or other distributions, issuance of equity securities, incurrence of certain indebtedness, acquisitions and investments, significant capital expenditures, and certain other actions outside the ordinary course of business. Accordingly, the Company expects to operate within these contractual limitations until the merger is completed or the Merger Agreement is terminated.

Except as discussed elsewhere in this Quarterly Report, we are not aware of any trends or demands, commitments, events, or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets.

Cash, Cash Equivalents, and Investments

As of May 31, 2026, the Company had $35.3 million in cash and cash equivalents, $14.7 million in short-term investments, and net working capital of $61.6 million. Short-term investments consist of certificate of deposits, corporate bonds, and cash equivalents. The investments are U.S.-dollar-denominated securities.

Cash Flows

Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions (recoveries) for credit losses, depreciation and amortization, stock-based compensation, deferred taxes, and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities was $19.4 million for the nine months ended May 31, 2026, compared to $12.5 million for the nine months ended May 31, 2025. The $6.8 million improvement was driven primarily by an increase in cash-adjusted net income, an increase in other liabilities and a decrease in deferred taxes, partially offset by an increase in accounts receivable.

Investing Activities

Net cash used in investing activities during the nine months ended May 31, 2026, was $15.4 million, compared to net cash provided by investing activities of $5.4 million during the nine months ended May 31, 2025. The decrease of $20.7 million primarily reflects deployment and rebalancing of our short-term investment portfolio and capitalized software development to support product and platform enhancements. During the nine months ended May 31, 2026, we invested $28.2 million in short-term investments as part of our treasury strategy to prudently invest excess cash while preserving liquidity and capital, and we incurred $2.3 million of capitalized computer software development costs to support ongoing product development and technology improvements. These uses of cash were partially offset by $15.0 million of maturities of short-term investments as securities matured in the normal course of portfolio management.

Financing Activities

Net cash provided by financing activities during the nine months ended May 31, 2026, was $0.5 million, compared to cash used in financing activities of $1.3 million for the nine months ended May 31, 2025. The $1.7 million increase was primarily attributable to the prior-year cash settlement of $1.6 million for holdback obligations related to the Immunetrics acquisition, as well as higher proceeds from the exercise of stock options.

Share Repurchases

For the three and nine months ended May 31, 2026, and May 31, 2025, respectively, we did not repurchase any shares of Company stock. As of May 31, 2026, $30 million remains available for additional repurchases under our authorized repurchase program. However, we are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of further share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The share repurchase program has no expiration date but may be terminated at any time at our Board of Directors’ discretion.

Pursuant to the Merger Agreement entered into on June 15, 2026, the Company is subject to customary interim operating covenants pending completion of the merger. These covenants, subject to specified exceptions and the prior written consent of Parent, restrict certain capital allocation and corporate activities, including repurchases or redemptions of common stock, payment of dividends or other distributions, issuance of equity securities, incurrence of certain indebtedness, acquisitions and investments, significant capital expenditures, and certain other actions outside the ordinary course of business. Accordingly, the Company expects to operate within these contractual limitations until the merger is completed or the Merger Agreement is terminated.
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

Capitalized Computer Software Development Costs

Software development costs are capitalized in accordance with ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll-related costs and the purchase of existing software to be used in the Company’s software products. Total capitalized computer software development costs were $0.7 million and $0.9 million for the three months ended May 31, 2026, and May 31, 2025, respectively, and $2.4 million and $2.4 million for the nine months ended May 31, 2026, and May 31, 2025, respectively.

Amortization of capitalized computer software development costs is calculated on a product-by-product basis on the straight-line method over the estimated economic life of the products, not to exceed five years. Amortization of software development costs amounted to $0.8 million and $0.8 million, respectively, for the three months ended May 31, 2026, and May 31, 2025, respectively, and $2.5 million and $2.4 million, for the nine months ended May 31, 2026, and May 31, 2025, respectively. We expect future amortization expense to vary due to variations in capitalized computer software development costs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of May 31, 2026, the Company determined that it had two reporting units - Software and Services.

As of May 31, 2026, the entire balance of goodwill was attributed to both of the Company's reporting units, Software and Services. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

No impairment losses were recorded during the three and nine months ended May 31, 2026. During the three and nine months ended May 31, 2025, the Company recorded impairments charges of $77.2 million.

Business Acquisitions

The Company accounted for the acquisitions using the acquisition method of accounting, where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted-average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation costs include the estimated grant-date fair value of awards amortized over the options’ vesting period. Stock-based compensation costs related to stock options, not including shares issued to directors for services, was $1.6 million and $1.4 million for the three months ended May 31, 2026, and May 31, 2025, respectively, and $4.6 million and $4.7 million for the nine months ended May 31, 2026, and May 31, 2025, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As of May 31, 2026, there has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of May 31, 2026, that our disclosure controls and procedures were effective.
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

Item 1A.    Risk Factors
Please carefully consider the information set forth in this Quarterly Report and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Other than described below, there have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Risks Related to the Pending Merger

On June 15, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among, SP Evolution HoldCo II, LLC, a Delaware limited liability company and an affiliate of Altaris, LLC (“Parent”) and SP Evolution BidCo II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent (the “Surviving Corporation”). pursuant to which it has agreed to be acquired by Altaris, subject to the satisfaction or waiver of customary closing conditions, including approval by the Company's shareholders and receipt of required regulatory approvals. The pending transaction subjects the Company to a number of risks, including:

•The Merger may not be completed in a timely manner or at all due to the failure to satisfy closing conditions, including obtaining required shareholder or regulatory approvals.

•The announcement and pendency of the Merger may adversely affect our relationships with customers, employees, business partners, suppliers, and other third parties, which could adversely affect our operating results.

•We may experience challenges in retaining key employees while the Merger is pending, which could adversely affect our business and operations.

•The Merger agreement contains restrictions on the conduct of our business prior to closing, which may limit our ability to pursue certain business opportunities or strategic initiatives.

•We have incurred, and expect to continue to incur, significant transaction-related costs regardless of whether the Merger is completed.

•The pendency of the Merger could result in litigation or regulatory proceedings that could delay or prevent the completion of the transaction or otherwise result in significant costs.

•If the Merger is not completed, our business, financial condition, results of operations, stock price, and future prospects could be adversely affected.

•The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations, cash flows, or the market price of our common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
None.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended May 31, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.
Item 6.    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated June 15, 2026 by and among the Company, SP Evolution HoldCo II, LLC and SP Evolution BidCo II, LLC
10.1†	Third Amendment to 2021 Equity Incentive Plan, dated February 12, 2026, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 12, 2026.
10.2
Voting and Support Agreement dated June 15, 2026, by and among SP Evolution HoldCo II, LLC, SP Evolution BidCo II, LLC, Dr. Walter S. Woltosz and Virginia E. Woltosz, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 17, 2026.

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

SIGNATURE
In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Research Triangle Park, State of North Carolina, on July 9, 2026.

SIMULATIONS PLUS, INC.

Date:	July 9, 2026	By:	/s/ Will Frederick
Will Frederick Executive Vice President and Chief Financial Officer (Principal financial officer)